Form 10-K
period 1993-12-31
TESORO PETROLEUM CORP /NEW/
filed 1994-03-30
CIK 50104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

          /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

                                       OR
         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From -------------- to---------------

Commission File Number 1-3473

                          TESORO PETROLEUM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                    95-0862768
        (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
     8700 TESORO DRIVE, SAN ANTONIO, TEXAS                         78217
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 210-828-8484

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED

Common Stock, $.16 2/3 par value                   New York Stock Exchange
                                                   Pacific Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange
                                                   Pacific Stock Exchange
12 3/4% Subordinated Debentures                    New York Stock Exchange
      due March 15, 2001
            13% Exchange Notes                     New York Stock Exchange
      due December 1, 2000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  /X/   NO    .

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

AT MARCH 1, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $157,902,878 BASED UPON THE CLOSING PRICE OF ITS SHARES ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE. AT MARCH 1, 1994, THERE WERE 22,456,055 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

                             DOCUMENT                           FORM 10-K PART

             Proxy Statement for 1994 Annual Meeting                Part III

                                     PART I

ITEM 1.                             BUSINESS

    Tesoro Petroleum Corporation, together with its subsidiaries ('Tesoro' or the 'Company'), is a natural resource company engaged in refining and marketing, exploration and production of natural gas, and wholesale marketing of fuel and lubricants. The Company was incorporated in Delaware in 1968 (a successor by merger to a California corporation incorporated in 1939). For financial information relating to industry segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note N of Notes to Consolidated Financial Statements in Item 8.

RECENT EVENTS

    In February 1994, the Company completed a recapitalization plan ('Recapitalization') which was approved by the Board of Directors during 1993. Among other things, the Recapitalization included the exchange by holders of $44.1 million principal amount of the Company's 12 3/4% Subordinated Debentures ('Subordinated Debentures') for a like amount of new 13% Exchange Notes and the approval by holders of the Company's $2.16 Cumulative Convertible Preferred Stock ('$2.16 Preferred Stock') to reclassify such stock (including accrued and unpaid dividends thereon of approximately $9.5 million) into an aggregate of 6,465,859 shares of the Company's Common Stock. In addition, the Company also agreed to issue 131,956 shares of its Common Stock on behalf of the holders of $2.16 Preferred Stock to pay certain of their legal fees and expenses in connection with the settlement of the litigation discussed below.

    In connection with the Recapitalization, the Company also entered into an agreement with MetLife Security Insurance Company of Louisiana ('MetLife') ('Amended MetLife Memorandum'), pursuant to which MetLife, the sole holder of the outstanding shares of the Company's $2.20 Cumulative Convertible Preferred Stock ('$2.20 Preferred Stock'), agreed, among other things, to waive the annual $2.20 Preferred Stock mandatory redemption requirements, to consider all accrued and unpaid dividends on the $2.20 Preferred Stock as of the effective date of the Recapitalization (aggregating approximately $21.2 million) to have been paid, to allow the Company to pay future dividends on the $2.20 Preferred Stock in Common Stock in lieu of cash, to waive or refrain from the exercise of other rights under the $2.20 Preferred Stock, and to grant the Company a three-year option to purchase all shares of $2.20 Preferred Stock and Common Stock held by MetLife as of the effective date of the Recapitalization for an aggregate option price of $53 million at February 9, 1994, subject to certain adjustments. The unpaid option price will be increased by 3% on the first day of each calendar quarter through December 31, 1995 and by 3 1/2% of the unpaid option price on the first day of each quarter thereafter. Pursuant to the Amended MetLife Memorandum, the Company agreed to issue MetLife 1,900,075 shares of Common Stock at the time of the reclassification of the $2.16 Preferred Stock. Upon shareholders' approval of the Recapitalization, MetLife owned 2,875,000 shares of $2.20 Preferred Stock and 4,084,160 shares of Common Stock, including the 1,900,075 shares of Common Stock issued to MetLife in connection with the Recapitalization.

    Consummation of the Recapitalization has improved the short-term and long-term liquidity of the Company and has increased the Company's equity capital. The exchange of the $44.1 million principal amount of Subordinated Debentures will satisfy annual sinking fund requirements on the Subordinated Debentures for approximately four years. The Recapitalization is also intended to improve the financial condition of the Company and allow the Company to continue its new strategy of improving its refining and marketing operations and accelerating its oil and gas exploration and development activities, as discussed in more detail below. For information on the pro forma effects of the Recapitalization, see Note B of Notes to Consolidated Financial Statements in
Item 8.

    In October 1993, Croyden Associates, a holder of shares of the Company's $2.16 Preferred Stock, filed a class action suit in Delaware Chancery Court on behalf of itself and all other holders of the $2.16 Preferred Stock. The suit alleged that the Company and its directors breached their fiduciary duties to the holders of the $2.16 Preferred Stock based on the terms of the proposed recapitalization as described in the Company's Proxy Statement, Prospectus and Consent Solicitation ('Proxy Statement -- Prospectus') as originally filed with the Securities and Exchange Commission on September 2, 1993, which provided for the reclassification of each share of $2.16 Preferred Stock into 3.5 shares of Common Stock or, at the holder's option, 2.75 shares of Common Stock and .25 share of a new issue of preferred stock. The suit sought, among other things, monetary damages and to enjoin the recapitalization. After Croyden Associates filed the lawsuit, representatives of the Company and representatives of Croyden Associates, including the attorneys for the holders of $2.16 Preferred Stock, had numerous discussions over a period of four months concerning the possible settlement of the litigation. During the course of such discussions, various rates for exchanging the $2.16 Preferred Stock into Common Stock were proposed by the parties, ranging from four shares to six shares of Common Stock for each share of $2.16 Preferred Stock. In addition, the parties discussed the possibility of issuing shares of Common Stock based on the market price for such shares during a period immediately before or after consummation of the Recapitalization. During the course of such discussions, Croyden Associates proposed a fixed rate of five shares of Common Stock per share of $2.16 Preferred Stock and the parties ultimately reached agreement on such rate. Discussions then took place between attorneys for the Company and the attorneys for the holders of the $2.16 Preferred Stock with respect to payment of fees and expenses of the attorneys for the holders of the $2.16 Preferred Stock, which fees and expenses are the obligations of the holders of the $2.16 Preferred Stock, the class benefiting from the services of such counsel. As a result of these discussions, the Company agreed to pay up to $500,000 in cash of the fees and expenses awarded by the Chancery Court, and the attorneys for the holders of the $2.16 Preferred Stock agreed to limit their fee application to $500,000 in cash plus .1 share of Common Stock for each share of $2.16 Preferred Stock. Out of the five shares of Common Stock the Company agreed to issue for each share of $2.16 Preferred Stock, the Company agreed to issue .1 share on behalf of the holders of $2.16 Preferred Stock so that such shares will be available to pay the fees and expenses of such attorneys if awarded by the Chancery Court. On February 4, 1994, Croyden Associates and the Company entered into an agreement seeking court approval of a settlement based upon the terms set forth in the Proxy Statement -- Prospectus. By order dated February 7, 1994, the Delaware Chancery Court scheduled a hearing, to be held on April 13, 1994, to determine whether to approve the terms of the settlement and enter a final judgment dismissing the action.

    In March 1994, the Company's Board of Directors authorized management of the Company to investigate the feasibility of a future equity offering of additional shares of the Company's Common Stock together with a future public debt offering. The proceeds from these offerings would be used to finance the Company's option to acquire all of the Company's outstanding Common Stock and $2.20 Preferred Stock held by MetLife and to refinance all or a portion of the Company's outstanding long-term debt.

    The Company transports its crude oil and a substantial portion of its refinery products over Kenai Pipe Line Company's ('KPL') pipeline and marine terminal facilities in Nikiski, Alaska. KPL's common carrier pipeline is subject to rate regulation by the Federal Energy Regulatory Commission ('FERC') and the Alaska Public Utilities Commission. On March 1, 1994, KPL filed a revised tariff with the FERC, with a proposed effective date of April 1, 1994, to regulate certain dock loading services KPL had previously provided pursuant to a private contract with the Company which KPL has terminated. KPL's proposed FERC rate for this dock loading service would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million or an increase of $10 million per year. The Company considered the proposed KPL rate clearly excessive and on March 21, 1994, filed a motion to reject or suspend the rate with the FERC. On March 29, 1994, the FERC rejected KPL's revised tariff; however, under FERC regulations, KPL has the right to file a new tariff.

    The Company has recently initiated discussions with KPL to acquire the facilities or an interest therein. In connection therewith, KPL has agreed not to file a new tariff with the FERC for a period of at least 30 days and the Company has agreed to negotiate a rate with KPL for that period. While the Company is unable to predict the purchase price for the facility, or an interest therein, if a purchase with KPL is negotiated, the Company does not believe that any negotiated purchase price will have a material effect on the Company's financial condition or liquidity. The Company also cannot predict (i) whether it will ultimately be able to negotiate the acquisition of the facilities or an interest therein, (ii) the rate of any new tariff that may be filed by KPL, or approved by the FERC, if the Company is unable to negotiate an acquisition of the facilities or an interest therein, and (iii) whether any new rate that may be filed by KPL or the ultimate resolution of this matter by the FERC if the Company is unable to negotiate an acquisition of the facilities or an interest therein will have a material adverse effect upon the financial condition of the Company.


REFINING AND MARKETING

REFINING AND MARKETING

    The Company conducts refining operations in Alaska and sells products to a wide variety of customers in Alaska, in the area west of the Rocky Mountains and in certain Far Eastern markets. During 1993, products from the Company's Alaska refinery accounted for approximately 75% of such sales, including products received on exchange in the West Coast market, with the remaining 25% being purchased from other refiners and suppliers.

    The refinery, which is located in Kenai, Alaska, has a rated throughput capacity of 72,000 barrels per day and is capable of producing liquefied petroleum gas, gasoline, jet fuel, diesel fuel, heating oil and residual fuel oil. The refinery is designed to process crude oil with a sulphur content of up to 1%. Alaska North Slope ('ANS') and Cook Inlet crude oils, the primary crude oils currently used as feedstock for the refinery, are below this limit. To assure the availability of crude oil to the refinery, the Company has a royalty crude oil purchase contract with the State of Alaska ('State')(see 'Crude Oil Supply' discussed below). During the second quarter of 1993, the Company implemented a market-driven operational strategy for its refining and marketing operations. This strategy includes reducing refinery throughput and upgrading the mix of feedstocks, which is intended to enable the Company to match its refined product yield more closely to the product demand in Alaska, its primary market, and reduce shipments of refined products to less profitable markets. The strategy is also intended to reduce the Company's working capital requirements and reduce the volume of residual fuel oil produced by the Company's Alaska refinery. Implementation of this strategy has resulted in a decrease in total refinery production from 60,900 barrels per day in 1992 to 49,000 barrels per day during 1993, including a decrease in the level of residual fuel oil production from approximately 23,400 barrels per day in 1992 to approximately 17,600 barrels per day during 1993. The Company's ability to further reduce production of residual fuel oil, other than by further reducing total refinery production, is currently limited by the availability of lighter feedstocks and by the configuration of the refinery hardware. There can be no assurance that the new strategy will ultimately prove successful. See 'Government Regulation and Legislation -- Environmental Controls' for a discussion of the effect of governmental regulations on the production of low sulphur diesel fuel for on-highway use in Alaska.

    In March 1994, the Company's Board of Directors approved the construction of a vacuum processing unit at the refinery. This unit, estimated to cost approximately $24 million, will reduce the amount of residual fuel oil by further processing this product into additional higher-valued products.

    During 1993, the refinery processed approximately 72% ANS crude oil, 22% Cook Inlet crude oil and 6% of other refinery feedstocks, which yielded refined products consisting of approximately 25% gasoline, 25% jet fuel, 14% diesel fuel and other distillates and 36% residual fuel oil. Of the refinery production in 1993, the Company distributed approximately 89% of the gasoline to end-users in the State, either by retail sales through 33 of its 7-Eleven convenience store locations, by wholesale sales through 68 branded and 25 unbranded dealers and jobbers or by exchange deliveries to major oil companies, with the remaining 11% being transported to the West Coast. Virtually all of the jet fuel production is marketed in Alaska to commercial airlines through sales or exchange deliveries. Substantially all of the diesel fuel and other distillates production is marketed through exchange deliveries or sales in Alaska. In recent years, sales of residual fuel oil have been increasingly unprofitable. During 1993, under its new marketing strategy, the Company commenced selling and transporting a substantial volume of its residual fuel oil production to customers on the West Coast.

    In addition to its own refining capacity, the Company estimates the other refiners in Alaska have the capacity to process approximately 156,000 barrels of crude oil per day, all of which is ANS crude oil. After processing the crude oil and removing the lighter-end products, such as gasoline and jet fuel, which represent approximately 30% of each barrel processed, these refiners are permitted, by paying a fee and because of their proximity to the Trans Alaska Pipeline System, to return the remainder of the processed crude back into the pipeline system as 'return oil.'

    During 1993, the production of gasoline by all refiners in Alaska, including the Company, exceeded the market demand by approximately 1,400 barrels per day. The excess production was exported from Alaska, generally during the winter months when the demand for gasoline in Alaska is lowest. The demand for jet fuel in Alaska currently exceeds the production of the refiners in the State, and several marketers, including the Company, import jet fuel into the State to meet this excess demand. The primary market for diesel fuel in Alaska is the commercial fishing fleet. Generally, the production of diesel fuel by refiners in Alaska and the demand for such diesel fuel is in balance; however, because of the high variability of the demand, there are occasions when diesel fuel is imported into or exported from the State. The Company is the only producer in Alaska of residual fuel oil for sale. Since there is no current demand for residual fuel oil in Alaska, the residual fuel oil was exported from the State, primarily to other refiners on the West Coast during 1993, where it was generally used as a refinery feedstock.

    The Company conducts domestic wholesale marketing operations primarily in California, Oregon and Washington, with its principal office in Long Beach, California. During 1993, this operation sold approximately 27,800 barrels per day of refined products, of which approximately 30% was received from major oil companies in exchange for refined products from the Company's Alaska refinery, approximately 5% was received directly from the Company's Alaska refinery and the balance was purchased from other suppliers. The Company sells these refined products in the bulk market and through 25 terminal locations, of which four are owned by the Company.

    The Company holds an exclusive license agreement for all 7-Eleven convenience stores in Alaska and operates such stores in 39 locations, 33 of which sell Company branded gasoline. During 1993, these convenience stores sold a total of 63,000 gallons of gasoline per day.

    The following table summarizes the Company's refinery throughput and product sales for the years ended December 31, 1993, December 31, 1992 and September 30, 1991:

                                         1993       1992       1991
                                           (AVERAGE DAILY BARRELS)
Refinery Throughput------------------     49,753     61,425     68,192
Refining and Marketing Product Sales:
    Gasoline-------------------------     22,466     25,196     25,883
    Jet fuel-------------------------     11,305     19,060     15,055
    Other distillates----------------     18,049     19,253     20,488
    Residual fuel oil----------------     16,945     23,931     28,729
        Total------------------------     68,765     87,440     90,155

CRUDE OIL SUPPLY

    The Company has a contract through 1994 with the State which provides for the purchase of certain quantities of the State's Prudhoe Bay North Slope royalty crude oil, based on a percentage of all Prudhoe Bay North Slope royalty crude oil produced. At current levels of Prudhoe Bay production, this contract provides for the purchase of approximately 37,500 barrels per day at the weighted average net-back price of all North Slope producers at Pump Station No.
1. In connection with its anticipated reduction in refinery throughput, effective January 1, 1993, the Company exercised its right under this contract to reduce purchases to approximately 27,500 barrels per day.

    The Company's present and certain past contracts with the State contained provisions which would have required the Company to pay the State additional retroactive amounts if the State prevailed in the ANS ROYALTY LITIGATION against the producers of North Slope crude oil ('Producers'). The State settled with each of the Producers, with the last settlement occurring in April 1992. As a result of the settlements between the State and the Producers, the State claimed that the crude oil it sold to the Company and others was undervalued to the extent that the Producers undervalued their oil. The State's claim against the Company amounted to $141.9 million (including interest), of which $44.8 million (the 'Chevron Portion') was reimbursable to the Company under a crude oil purchase/sale agreement with Chevron U.S.A. Inc. ('Chevron').

    In January 1993, the Company entered into an agreement with the State ('ANS Agreement') that settled this contractual dispute. The ANS Agreement provided that $97.1 million (which did not include the Chevron Portion) was owed to the State by the Company and that the Company would cooperate with the State in seeking to recover the Chevron Portion. Under the ANS Agreement, the State released the Company from liability for the Chevron Portion.

    Under the ANS Agreement, the Company paid the State $10.3 million in January 1993 and agreed to make variable monthly payments to the State over the nine years following the date of the settlement based on a per barrel charge that increases over the nine-year term from 16 cents to 33 cents on the volume of feedstock processed at the Company's Alaska refinery. In 1993, the Company's variable payments to the State totaled $2.6 million. At the end of the nine-year period, the Company is obligated to pay the State $60 million; provided, however, that such payment may be deferred indefinitely by continuing the variable monthly payments to the State beginning at 34 cents per barrel and increasing one cent per barrel annually thereafter. Variable monthly payments made after the nine-year period will not reduce the $60 million obligation to the State. The $60 million obligation is evidenced by a security bond, and the bond and the variable monthly payments are secured by a second mortgage on the Alaska refinery. The Company's obligations under the ANS Agreement and the mortgage may be subordinated to current and future senior debt obligations (including, without limitation, principal, interest and related expenses) of up to $175 million, plus any indebtedness incurred in the future to improve the Alaska refinery. For further information concerning the Company's settlement with the State, see Note I of Notes to Consolidated Financial Statements in Item 8.

    Additional ANS crude oil, other than that which is purchased from the State, is acquired by the Company through various purchase and exchange agreements with the Producers. All ANS crude oil is delivered to the refinery by tanker through the Kenai Pipeline Company marine terminal. In addition, the Company obtains available Cook Inlet crude oil, which is delivered by tanker or through an existing pipeline to the refinery. This Cook Inlet crude oil is acquired through term contracts and spot purchases.

    From time to time the Company evaluates the economic viability of processing foreign crude oil in its Alaska refinery and occasionally purchases spot quantities to supplement its normal crude oil supply. This foreign crude oil is also delivered to the refinery by tanker through the Kenai Pipeline Company marine terminal.

TRANSPORTATION

    The Company charters an American flag vessel, the OVERSEAS WASHINGTON, under an agreement expiring in 1994 with a two-year renewal option. The OVERSEAS WASHINGTON is used primarily to transport North Slope crude oil from the Trans Alaska Pipeline System terminal at Valdez, Alaska to the Company's Alaska refinery. The Company also has a charter for an American flag vessel, the BALTIMORE TRADER, under a six-month agreement expiring in July 1994 with a six-month renewal option remaining. The BALTIMORE TRADER is used primarily to transport residual fuel oil to California and occasionally to transport feedstocks to the Company's Alaska refinery. From time to time, the Company also charters tankers and ocean-going barges to transport petroleum products to its customers within Alaska, on the West Coast and in the Far East.

    The Company operates a common carrier petroleum products pipeline from the Company's Alaska refinery to its terminal in Anchorage. This ten-inch diameter pipeline removes the uncertainty of transporting light products in the winter months when icing conditions in the Cook Inlet restrict marine transportation. During 1993, the pipeline transported an average of approximately 22,300 barrels of petroleum products per day, all of which were transported for the Company. The pipeline has a capacity of approximately 40,000 barrels of petroleum products per day.

    For further information on transportation in Alaska, see 'Government Regulation and Legislation -- Environmental Controls.'

EXPLORATION AND PRODUCTION

UNITED STATES

    During 1993, the Company concentrated its activities in the Bob West Field, which is located in the southern part of the Wilcox Trend, Starr and Zapata Counties, Texas. Continued successful development of this field, discovered in 1990, has resulted in net proven natural gas reserves increasing from 74 billion cubic feet at December 31, 1992 to 120 billion cubic feet at December 31, 1993. Fifteen development wells were drilled and completed in this field during 1993, bringing the number of producing wells to 25 at December 31, 1993 with an additional two wells being drilled and one well awaiting completion at year-end. Thirty-nine additional well locations have been selected for further development of this 4,000 acre field, of which 25 are expected to be drilled during 1994. At 1993 year-end, net production from the Bob West Field wells averaged 58 million cubic feet per day. The Company, which does not operate the field, owns an average 50% revenue interest in approximately two-thirds of the field and a 28% revenue interest in the remainder. The Company owns a 70% interest in the central gas processing facility which is currently capable of handling approximately 120 million cubic feet of production per day. The Company owns a 70% interest in Starr County Gathering System's two ten-inch diameter pipelines which transport gas eight miles from the field to common carrier pipeline facilities. In February 1994, the common carrier pipeline facilities were at capacity and production subject to spot market prices was being curtailed. New common carrier pipeline facilities are being constructed by Coastal States Gas Transmission Company which will provide transportation for increased gas production from the Bob West Field in the second quarter of 1994.

    In addition to the continued development of the Bob West Field, during 1993 the Company also participated in the drilling of four exploratory wells in other areas of South Texas. The first exploratory well was completed as a producing gas well, the second was a dry hole and, at December 31, 1993, the third was awaiting completion and has subsequently been evaluated as a gas discovery. The fourth well was still being drilled at 1993 year-end but was subsequently evaluated as a dry hole in January 1994. A delineation well, which was drilling at December 31, 1993 on the acreage where the first exploratory well was drilled, was evaluated as a dry hole in January 1994.

    Two producing acreage units within the Bob West Field, each consisting of 352 acres, are subject to a gas purchase contract expiring in January 1999 with Tennessee Gas Pipeline Company ('Tennessee Gas') pursuant to which Tennessee Gas is currently paying in excess of $7.70 per mcf of gas, which is greatly in excess of the spot market price for natural gas ($2.31 per mcf for the month of December 1993). The gas purchase contract is presently the subject of litigation with Tennessee Gas. See Legal Proceedings in Item 3 and Notes K and P of Notes to Consolidated Financial Statements in Item 8.

BOLIVIA

    The Company is the operator of a joint venture which holds two Contracts of Operation with YPFB, the Bolivian state-owned oil and gas company. The Company has a 75% interest in a Contract of Operation, which expires in 2007, covering approximately 93,000 acres in Block XVIII. The Company and its joint venture participant are entitled to receive a quantity of hydrocarbons equal to 40% of the total production, net of Bolivian taxes on production. After payment of taxes on production, YPFB is entitled to the remainder. Under the sales contract with YPFB covering hydrocarbons produced from the La Vertiente, Escondido and Taiguati Fields in this block, the Company and its joint venture participant have contracted to sell approximately 18,000 mcf, after Bolivian taxes, of natural gas per day to YPFB. At December 31, 1993, the Company was receiving $1.25 per mcf for gas sold under this contract. This contract, including the pricing provision, is subject to renegotiation in April 1994 for another two-year period. During 1993, the condensate produced in association with the natural gas was sold to YPFB. The Company's natural gas production from Bolivia as presented in 'Operating Statistics' below represents the Company's net production before Bolivian taxes.

    The Company has a 72.6% interest in a Contract of Operation, which expires in 2008, covering approximately 1.2 million acres in Block XX. The Company and its joint venture participant are entitled to receive a quantity of hydrocarbons equal to 50% of the total production, net of Bolivian taxes on production, with YPFB receiving the remainder. Prior to 1993, one successful commercial gas discovery well, the Los Suris No. 1, was drilled on the block and is shut-in pending the approval by the Government of Bolivia of a commercialization agreement. A plan of development for Block XX has been approved by YPFB and the Government of Bolivia. Under the plan of development, the Company drilled a well, the Los Suris No. 2, which was completed in February 1994 and tested gross production potential of approximately 9 million cubic feet of gas per day and approximately 120 barrels of condensate per day from two intervals. The Los Suris No. 2 is also shut-in pending the approval of the commercialization agreement. The plan provides that, in order to postpone the relinquishment of inactive acreage until July 15, 1995, the drilling of a second exploratory well must be completed by September 30, 1994, and the drilling of a third exploratory well must be started no later than the fourth quarter of 1994 and completed by April 30, 1995. The Company may further postpone the relinquishment of inactive acreage until July 15, 1996, by submitting no later than July 1, 1995, an additional two-well drilling program that is acceptable to YPFB. To guarantee the drilling of the first three exploratory wells, in July 1993 the Company submitted a bank guarantee in the amount of $2 million to YPFB for the drilling of the first exploratory well and, prior to the January 15, 1994 deadline, the Company submitted bank guarantees to YPFB in the aggregate amount of $4 million for the drilling of the second and third wells. Since the Los Suris No. 2 has now been completed, YPFB has released the first $2 million guarantee.

    For further information regarding Tesoro Bolivia, see Note F of Notes to Consolidated Financial Statements in Item 8.

OPERATING STATISTICS

    The following table summarizes the Company's exploration and production activities for the years ended December 31, 1993, December 31, 1992 and September 30, 1991. Effective May 1, 1992, the Company sold its Indonesian operations.

[CAPTION]
                                         1993       1992       1991
[S]                                    [C]        [C]        [C]
Net Natural Gas Production (average
 daily mcf):
    United States--------------------     38,767     13,960      7,435
    Bolivia--------------------------     19,232     19,421     19,322
        Total------------------------     57,999     33,381     26,757
Net Crude Oil Production (average
  daily barrels):
    Bolivia (condensate)-------------        663        660        663
    Indonesia------------------------     --          2,714      3,315
        Total------------------------        663      3,374      3,978
Average Realized Sales
  Prices -- Natural Gas (dollars per
  mcf):
    United States--------------------  $    3.55*      3.68*      1.88
    Bolivia--------------------------  $    1.22       1.67       3.06
Average Realized Sales
  Prices -- Crude Oil (dollars per
  barrel):
    Bolivia (condensate)-------------  $   14.26      17.65      21.11
    Indonesia------------------------  $  --          18.20      24.39
Average Production Cost (dollars per
  net equivalent mcf):
    United States--------------------  $     .48        .74        .44
    Bolivia--------------------------  $     .14        .08        .09
    Indonesia------------------------  $  --           1.94       1.35
Depletion Rates (dollars per net
  equivalent mcf):
    United States--------------------  $     .78        .95       1.06
    Indonesia------------------------  $  --            .15        .22
Net Exploratory Wells Drilled:
  United States --
    Net productive wells-------------        .38       1.00       1.46
    Net dry holes--------------------        .50        .50     --
Net Development Wells Drilled:
  Net productive wells --
    United States--------------------       7.87       3.85       1.43
    Indonesia------------------------     --         --           3.00
        Total------------------------       7.87       3.85       4.43
  Net dry holes --
    United States--------------------     --         --           1.00
    Indonesia------------------------     --         --           2.00
        Total------------------------     --         --           3.00

  * SEE LEGAL PROCEEDINGS IN ITEM 3 AND NOTE K OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8 REGARDING LITIGATION CONCERNING THE TENNESSEE GAS CONTRACT.

ACREAGE AND WELLS

    The following table sets forth the Company's gross and net acreage and productive wells at December 31, 1993:

                                         DEVELOPED         UNDEVELOPED
                                          ACREAGE            ACREAGE
ACREAGE (IN THOUSANDS)                  GROSS    NET    GROSS       NET

United States------------------------      3      2         11           4
Bolivia------------------------------     38     29      1,210         880
    Total----------------------------     41     31      1,221         884

                                            OIL                GAS
GROSS AND NET PRODUCTIVE WELLS          GROSS    NET    GROSS       NET

United States------------------------    --      --         26        14.8
Bolivia------------------------------    --      --         14        10.5
    Total*---------------------------    --      --         40        25.3

  * INCLUDED IN TOTAL PRODUCTIVE WELLS ARE 1 GROSS (.6 NET) WELL IN THE UNITED STATES AND 8 GROSS (6.0 NET) WELLS IN BOLIVIA WITH MULTIPLE COMPLETIONS. AT DECEMBER 31, 1993, THE COMPANY WAS PARTICIPATING IN THE DRILLING OF 6 GROSS (2.3 NET) WELLS IN THE UNITED STATES AND 1 GROSS (.7 NET) WELL IN BOLIVIA.

    For further information regarding the Company's exploration and production activities, see Note P of Notes to Consolidated Financial Statements in Item 8.

OIL FIELD SUPPLY AND DISTRIBUTION

WHOLESALE MARKETING OF FUEL AND LUBRICANTS

    The Company sells lubricants, fuels and specialty petroleum products primarily to onshore and offshore drilling contractors. The Company's products are sold through six land terminals and 13 marine terminals located in various cities in Texas and Louisiana. These products are used to power and lubricate machinery on drilling and production locations. The Company also provides products for marine, commercial and industrial applications.

ENVIRONMENTAL REMEDIATION PRODUCTS AND SERVICES

    The Company's environmental remediation products and services operation continues to experience losses and is being evaluated as to its long-term economic viability.

COMPETITION

    The oil and gas industry is highly competitive in all phases, including the refining and marketing of crude oil and petroleum products and the search for and development of oil and gas reserves. This industry also competes with industries that supply the energy and fuel requirements of industrial, commercial, individual and other consumers. The Company competes with a substantial number of major integrated oil companies and other companies having materially greater financial and other resources. These competitors have a greater ability to bear the economic risks inherent in all phases of this industry. In addition, unlike the Company, many competitors also produce large volumes of crude oil which may be used in connection with their operations.

OTHER

    A portion of the Company's operations are conducted in foreign countries where the Company is also subject to risks of a political nature and other risks inherent in foreign operations. The Company's operations outside the United States in recent years have been, and in the future may be, materially affected by host governments through increases or variations in taxes, royalty payments, export taxes and export restrictions and adverse economic conditions in the foreign countries, the future effects of which the Company is unable to predict.

GOVERNMENT REGULATION AND LEGISLATION

UNITED STATES

NATURAL GAS REGULATIONS

    Historically, all domestic natural gas sold in so-called 'first sales' was subject to federal price regulations under the Natural Gas Policy Act of 1978 (the 'NGPA'), the Natural Gas Act (the 'NGA'), and the regulations and orders issued by the Federal Energy Regulatory Commission (the 'FERC') in implementing such Acts. Under the Natural Gas Wellhead Decontrol Act of 1989, all remaining natural gas wellhead pricing, sales, certificate and abandonment regulation of first sales by the FERC was terminated on January 1, 1993.

    The FERC also regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis, and the FERC's efforts have significantly altered the marketing and pricing of natural gas. A related effort has been made with respect to intrastate pipeline operations pursuant to the FERC's authority under Section 311 of the NGPA, under which the FERC establishes rules by which intrastate pipelines may participate in certain interstate activities without becoming subject to full NGA jurisdiction. These Orders have gone through various permutations, but have generally remained intact as promulgated. The FERC considers these changes necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers than has historically been the case.

    The FERC's latest action in this area, Order No. 636, issued April 8, 1992, reflected the FERC's finding that under the current regulatory structure, interstate pipelines and other gas merchants, including producers, do not compete on an equal basis. The FERC asserted that Order No. 636 was designed to equalize that marketplace. This equalization process is being implemented through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to 'unbundle' those services (e.g., gathering, transportation, sales and storage) provided by many interstate pipelines so that producers of natural gas may secure services from the most economical source, whether interstate pipelines or other parties. In many instances, the result of the FERC initiatives has been to substantially reduce or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only gathering, transportation and storage services for others which will buy and sell natural gas. The FERC has issued final orders in all of the individual pipeline restructuring proceedings and all of the interstate pipelines are now operating under new open access tariffs.

    Although Order No. 636 does not regulate gas producers, such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its gas marketing efforts. In addition, numerous petitions seeking judicial review of Orders Nos. 636, 636A and 636B and seeking review of FERC's orders approving open access tariffs for the individual pipelines have already been filed. Because the restructuring requirements that emerge from this lengthy process may be significantly different from those of Order No. 636 as originally promulgated, it is not possible to predict what, if any, effect the final rule resulting from Order No. 636 will have on the Company. The Company does not believe, however, it will be affected by any action taken with respect to Order No. 636 any differently than other gas producers and marketers with which it competes.

    In late 1993, FERC initiated a proceeding seeking industry-wide comments about its role in regulating natural gas gathering performed by interstate pipelines or their affiliates. Numerous written and oral comments have been received by the FERC concerning whether and how it should regulate gathering activities, but the Company cannot predict what, if any, action the FERC may take or whether such action will affect access to markets of its gas or its own gas gathering facilities and activities.

    The oil and gas exploration and production operations of the Company are subject to various types of regulation at the state and local levels. Such regulation includes requiring drilling permits and the maintenance of bonds in order to drill or operate wells; the regulation of the location of wells, the method of drilling and casing of wells and the surface use and restoration of properties upon which wells are drilled; and the plugging and abandoning of wells. The operations of the Company are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given area and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of crude oil, condensate and natural gas the Company can produce from its wells and the number of wells or the locations at which the Company can drill.

    More recently, the enactment of the North American Free Trade Agreement has further streamlined and simplified procedures for the importation and exportation of gas between and among Mexico, the United States and Canada. These changes could provide additional opportunities to export gas to Mexico, but will more likely enhance the ability of Canadian and Mexican producers to export natural gas to the United States, thereby increasing competition in the domestic natural gas market.

    Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

ENVIRONMENTAL CONTROLS

    Federal, state, area and local laws, regulations and ordinances relating to the protection of the environment affect all operations of the Company to some degree. One example of a federal environmental law that would require operational additions and modifications is the Clean Air Act, which was amended in 1990. While the Company believes that its facilities generally are in substantial compliance with current regulatory standards for air emissions, over the next several years the Company's facilities may be required to comply with new requirements being adopted and to be promulgated by the U.S. Environmental Protection Agency (the 'EPA') and the states in which the Company operates. These regulations may necessitate the installation of additional controls or other modifications or changes in use for certain emission sources. At this time, the Company cannot estimate when new standards will be imposed by the EPA or relevant state agencies or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements.

    The passage of the federal Clean Air Act Amendments of 1990 prompted adoption of regulations by the State obligating the Company to produce oxygenated gasoline for delivery to the Anchorage and Fairbanks, Alaska markets starting on November 1, 1992. Controversies surrounding the potential health effects in arctic regions of oxygenated gasoline containing methyl tertiary butyl ether ('MTBE') prompted the early discontinuance of the program in Fairbanks in December 1992. On October 21, 1993, the United States Congress granted the State one additional year of exemption from requiring the use of oxygenated gasoline. However, state and local officials may still require the use of these fuels at their option. In addition, the EPA has been directed to conduct additional studies of potential health effects of oxygenated fuel in Alaska. Additional federal regulations promulgated on August 21, 1990, and scheduled to go into effect on October 1, 1993, set limits on the quantity of sulphur in on-highway diesel fuels which the Company produces. The State filed an application with the federal government in February 1993 for a waiver from this requirement since only 5% of the diesel fuel sold in Alaska is for on-highway vehicles. The EPA supported the State's position and the formalities for obtaining the exemption were completed on September 27, 1993. The EPA, in a letter to the State dated September 30, 1993, indicated that the EPA was completing the final documentation regarding the waiver and that Alaska would have a low priority for enforcement of the diesel fuel regulations, pending the publication of the final decision. The Company estimates that substantial capital expenditures would be required to enable the Company to produce low-sulphur diesel fuel to meet these federal regulations. If the State is unable to obtain a waiver from the federal regulations, the Company would discontinue the sales of diesel fuel for on-highway use. The Company estimates that such sales accounted for less than 1% of its refined product sales in Alaska during 1993. The Company is unable to predict the outcome of these matters; however, the Company believes that the ultimate resolution of these matters will not have a material impact on the Company's operations.

    Regulations promulgated by the EPA on September 23, 1988, require that all underground storage tanks used for storing gasoline or diesel fuel either be closed or upgraded not later than December 22, 1998, in accordance with standards set forth in the regulations. The Company's service stations subject to the upgrade requirements are limited to locations within the State of Alaska, the majority of which are located in non-residential areas. Although the Company continues to monitor, test and make physical improvements in its current operations which result in a cleaner environment, the Company was not required to make any material capital expenditures for environmental control purposes during 1993. The Company may be required to make significant expenditures for removal or upgrading of underground storage tanks at several of its current and former service station locations by December 22, 1998; however, the Company does not expect to make any material capital expenditures for such purposes during 1994 and 1995 and does not expect that such expenditures subsequent to 1995 will have a material adverse effect on the financial condition of the Company. See Legal Proceedings, Item 3(e).

    The Company currently charters a vessel to transport crude oil from the Valdez, Alaska pipeline terminal through Prince William Sound and Cook Inlet to its Alaska refinery. In addition, the Company routinely charters, on a term or spot basis, additional tankers and barges for the shipment of crude oil and refined products through Cook Inlet. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that the Company submit an oil spill contingency plan for its Alaska refinery terminal facility located on Cook Inlet that demonstrates the capability to respond to the 'worst case discharge' to the maximum extent practicable. Alaska law requires a contingency plan for that terminal providing for containment or control, and cleanup, within 72 hours, of a spill equal to the volume of the terminal's largest storage tank. With respect to the charter vessels employed by the Company to transport crude oil through Prince William Sound and Cook Inlet to the Company's Alaska refinery, federal and Alaska law both require contingency plans as a condition of navigation. The Company has obtained State approval for its Cook Inlet Oil Discharge Contingency Plan and conditional approval, which allows operations pending final State review, for a Tanker Spill Prevention and Response Plan for Prince William Sound. The federal plan must demonstrate the capability to respond to the 'worst case discharge' to the maximum extent practicable, while the Alaska plan must be based on containment or control, and cleanup, of a 50,000 barrel discharge within 72 hours. To meet those standards, the Company has entered into a contract with Alyeska Pipeline Service Company ('Alyeska') to provide the initial spill response services in Prince William Sound with the Company to assume those responsibilities after mutual agreement with Alyeska and the State and Federal On-Scene Spill Response Coordinators. The Alaska legislature passed legislation in 1992, providing limited immunity for spill response contractors, which has facilitated access to contract extensions that will not be dependent on further legislative action. The Company has also entered into an agreement with Cook Inlet Spill Prevention & Response Inc. for oil spill response services in

Cook Inlet. The Company believes these contracts provide the additional services necessary to meet the spill response requirements established by Alaska and federal law.

    For further information regarding environmental matters, see Legal Proceedings in Item 3.

BOLIVIA

    The Company's operations in Bolivia are subject to the Bolivian General Law of Hydrocarbons and various other laws and regulations. The General Law of Hydrocarbons imposes certain limitations on the Company's ability to conduct its operations in Bolivia. In the Company's opinion, neither the General Law of Hydrocarbons nor other limitations imposed by governmental laws, regulations and practices will have a material adverse effect upon its Bolivian operations.

TAXES

UNITED STATES

    The Revenue Reconciliation Act of 1993 imposed a new 4.3 cents per gallon 'transportation fuels tax' effective October 1, 1993, and a tax on commercial aviation fuel effective October 1, 1995. The Company does not believe such taxes will have a material adverse effect on the Company's future operations.

BOLIVIA

    The Company is subject to Bolivian taxation at the rate of 30% of the gross production of hydrocarbons at the wellhead which is retained and paid by YPFB for the Company's account. In 1987, the Bolivian General Corporate Income Tax Law was replaced by a tax system, including a Value Added Tax, which is not imposed on net income. As a result, it is uncertain whether or not the Company can treat the Bolivian hydrocarbons tax as creditable in the United States for federal income tax purposes. However, due to the Company's net operating loss carryforwards, the Company does not now, or in the near future, expect to use these taxes as credits for federal income tax purposes.

    In 1990, the Bolivian Government passed a new General Law of Hydrocarbons containing provisions designed to ensure the creditability, for United States federal income tax purposes, of these hydrocarbon taxes if the Company makes an election which may subject it to a higher Bolivian tax rate in the future. Regulations under this new law have not been issued; however, the Company does not anticipate that this new law will have a material effect on the Company's Bolivian operations.

EMPLOYEES

    As of December 31, 1993, the Company employed approximately 900 persons, of which approximately 40 employees are located in foreign countries. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the Company's executive officers, their ages and their positions with the Company as of March 1, 1994.

                                                                                                PRESENT POSITION
                NAME                    AGE                      POSITION                          HELD SINCE
Michael D. Burke                        50    President and Chief Executive Officer                July 1992
Gaylon H. Simmons                       54    Executive Vice President                           September 1993
Bruce A. Smith                          50    Executive Vice President and Chief Financial       September 1993
                                                Officer
James W. Queen                          54    Senior Vice President                              February 1992
Don E. Beere                            53    Vice President, Controller                         February 1992
James E. Duncan                         49    Vice President, Corporate Development                March 1993
James C. Reed, Jr.                      49    Vice President, General Counsel and Secretary      September 1993
William M. Sims                         49    Vice President, Environmental Products              January 1992
William T. Van Kleef                    42    Vice President, Treasurer                            March 1993

    There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have qualified.

    All of the Company's executive officers have been employed by the Company or its subsidiaries in an executive capacity for at least the past five years, except for those named below who have had the business experience indicated during that period. Positions, unless otherwise specified, are with the Company.

Michael D. Burke     --   President and Chief Executive Officer from July 1992. Group Vice
                          President of Texas Eastern Corporation from 1986 to 1992. President and Chief Executive Officer of T.E. Products Pipeline Company,
                          L.P., an affiliate of Texas Eastern Corporation, from 1990 to 1992.
                          President of Texas Eastern Products Pipeline Company from 1986 to
                          1990.
Gaylon H. Simmons  --     Executive Vice President from September 1993. Senior Vice
                          President, Refining, Marketing and Crude Supply from January 1993 to September 1993. President and Chief Executive Officer of Simmons
                          Technology Group, Inc., from 1991 to December 1992. President and
                          Chief Executive Officer of the Permian Corporation from 1989 to
                          1991. Vice President, Supply and Marketing for MAPCO Petroleum,
                          Inc. from 1985 through 1989.
Bruce A. Smith       --   Executive Vice President and Chief Financial Officer from September
                          1993. Vice President and Chief Financial Officer from September
                          1992 to September 1993. Vice President and Treasurer of Valero
                          Energy Corporation from 1986 to 1992.
Don E. Beere         --   Vice President, Controller from February 1992. Vice President,
                          Internal Audit and Management Systems of Tesoro Petroleum
                          Companies, Inc. from 1990 to 1992. Director, Internal Audit and
                          Management Systems from 1989 to 1990. Director, Internal Audit from
                          1986 to 1989.

James E. Duncan     --    Vice President, Corporate Development from March 1993. Vice Presi-
                          dent, Treasurer from February 1992 to 1993. Vice President,
                          Controller of Tesoro Petroleum Companies, Inc., from 1990 to 1992.
                          Director, Corporate Accounting, from 1985 to 1990.
James C. Reed, Jr.    --  Vice President, General Counsel and Secretary from September 1993.
                          Vice President, Secretary from December 1992 to September 1993.
                          Vice President, Secretary of Tesoro Petroleum Companies, Inc., from
                          February 1992 to December 1992. Vice President, Assistant Secretary
                          of Tesoro Petroleum Companies, Inc., from 1990 to 1992. Assistant
                          General Counsel and Assistant Secretary from 1982 to 1990.
William T. Van Kleef --   Vice President, Treasurer from March 1993. Financial Consultant from January 1992 to February 1993. Consultant to Parker & Parsley
                          (successor to the assets and operations of Damson Oil Corporation and its affiliates) from February 1991 to December 1991. Vice
                          President and Chief Financial Officer of Damson Oil Corporation
                          from 1986 to 1991.

ITEM 2.                            PROPERTIES

    See information appearing under Item 1, Business herein and Schedules V and VI of Financial Statement Schedules in Item 14.

ITEM 3.                        LEGAL PROCEEDINGS

    (a) The Company is selling gas from its Bob West Field to Tennessee Gas under a 1979 Gas Purchase and Sales Agreement ('Gas Contract') which expires in January 1999. The Gas Contract provides that the price of gas shall be the maximum price as calculated in accordance with the then effective Section 102 (b) (2) ('Contract Price') of the NGPA.

        In August 1990, Tennessee Gas filed a civil action in the District Court of Bexar County, Texas against the Company and several other companies, seeking a Declaratory Judgment that the Gas Contract is not applicable to the Company's properties. Tennessee Gas claimed, among other things, that certain leases covered by the Gas Contract had terminated and therefore were automatically released from the Gas Contract, eliminating the obligation of Tennessee Gas to purchase gas from the Company. Tennessee Gas also challenged the quantity of gas which can be sold under the Gas Contract and contended that the gas sales price was to be calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. At December 31, 1993, the Section 101 price of $5.01 per mcf was $2.71 per mcf less than the Contract Price, but $2.75 per mcf above spot market prices.

        On June 24, 1992, the District Court trial judge returned a verdict in favor of the Company. The District Court's judgment, entered on July 8, 1992, ruled that Tennessee Gas must honor the Gas Contract pursuant to its terms. Tennessee Gas filed a motion for reconsideration in the District Court on the issue of the price to be paid for the gas under the Gas Contract, which was denied by the court. On September 11, 1992, Tennessee Gas appealed the judgment to the Court of Appeals for the Fourth Supreme Judicial District of Texas. On August 25, 1993, the Court of Appeals affirmed the validity of the Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals determined, however, (i) that the trial court erred in its summary judgment ruling that the Gas Contract was not an output contract under the Texas Business and Commerce Code ('TBCA') and (ii) that a fact issue exists as to whether the increases in the volumes of gas tendered to Tennessee Gas under the Gas Contract were made in bad faith or were unreasonably disproportionate to prior tenders in contravention of the provisions of
        Section 2.306 of the TBCA. Accordingly, the Court of Appeals directed that this issue be remanded to the trial court in Bexar County, Texas. The Company filed a motion for rehearing with the appellate court regarding its decision that the Gas Contract creates an output contract governed by the TBCA. Tennessee Gas also filed a motion for rehearing with the appellate court regarding the portions of its decision upholding the judgment of the trial court. On January 26, 1994, the appellate court rendered its judgment denying all motions for rehearing in this matter and affirming its earlier ruling. The Company has appealed the appellate court ruling on the output contract issue to the Supreme Court of Texas. Tennessee Gas has also appealed to the Supreme Court of Texas that portion of the appellate court ruling denying the remaining Tennessee Gas claims. If the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, then the only issue for trial will be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties may have been made in bad faith or were unreasonably disproportionate. Management of the Company believes its tenders were reasonable under the Gas Contract and the market conditions at the time and will vigorously defend on this issue if put to trial. The Company continues to receive payment from Tennessee Gas based on the Contract Price.

        Although the outcome of any litigation is uncertain, management believes that the Tennessee Gas claims are without merit and, based upon advice from outside legal counsel, is confident that the decision of the trial court will ultimately be upheld as to the validity of the Gas Contract and the Contract Price; and that with respect to the output contract issue, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through December 31, 1993, under the Gas Contract based on the Contract Price, which net revenues aggregated $16.8 million more than the Section 101 prices and $31.0 million in excess of the spot market prices. An adverse judgment in this case could have a material adverse effect on the Company. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas $31.0 million, excluding any interest that may be awarded by the court, representing the difference between the spot price for gas and the Contract Price.

    (b) In March 1991, the Company entered into a Consent Order with the Alaska Department of Environmental Conservation ('ADEC'), substantially similar to the Consent Orders reached with the EPA in September 1989. These Consent Orders provide for the investigation and cleanup of hydrocarbons in the soil and groundwater at the Company's Alaska refinery which resulted from sewer hub seepage associated with the underground oil/water sewer system. The Consent Orders formalized efforts, which commenced in 1987, to remedy the presence of hydrocarbons in the soil and groundwater and provide for the performance of additional future work. The Company has replaced or rebuilt the drainage hubs and has initiated a subsurface monitoring and interception system designed to identify the extent of hydrocarbons present in the groundwater and to remove the hydrocarbons. The Company estimates that annual expenditures of approximately $1.5 million will be required in the future to operate these subsurface monitoring and interception systems, the majority of which will be covered by insurance through 1995.

    (c) In March 1992, the Company received a Compliance Order and Notice of Violation ('Notice') from the EPA alleging possible violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. The Notice alleges that the Company (i) failed to install a fuel gas combustion monitoring device by October 2, 1991;
        (ii) failed to keep documentation on two storage vessels reflecting quantities of petroleum liquid stored, the period of storage and the maximum true vapor pressure of the liquid stored; (iii) failed to submit documentation on two gas turbines (a) verifying the accuracy of the monitoring system for recording fuel consumption and ratio of fuel to water being fired in the turbines and (b) monitoring sulphur and nitrogen content of the fuel being fired in the turbines; (iv) failed to conduct a monitoring and repair program under the Standards for Equipment Leaks of Volatile Organic Compounds with respect to one of the refinery units; and (v) failed to (a) equip the Company's south bulk gasoline terminal with a vapor recovery system, (b) assure the loading of liquid products into tanks with a compatible vapor collection system, and (c) conduct performance tests and submit subsequent written reports to the EPA to determine compliance with vapor collection systems installed at the Company's south bulk terminal. The EPA has the statutory authority to assess civil penalties for the alleged violations of up to $25,000 per day for each violation, but the EPA has not assessed a penalty against the Company for its alleged violations to date. The Company is continuing in its efforts to resolve these issues with the EPA; however, no final resolution has been reached. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the Company's business or financial condition.

    (d) The Company has been identified by the EPA as a potentially responsible party ('PRP') pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') for the D.L. Mud, Inc. ('Mud') and Gulf Coast Vacuum Services ('Gulf Coast') Superfund sites in Abbeville, Louisiana. These sites are contiguous and at one time were owned by the same company. Over 100 parties have been identified as PRPs for these sites. The Company arranged for the disposal of a minimal amount of materials at these locations. CERCLA imposes joint and several liability on PRPs; each PRP is therefore responsible for 100% of the costs of the response actions necessary to remediate the sites in the event a settlement with the EPA cannot be reached. The EPA is seeking reimbursement for its response costs incurred to date at each site, as well as a commitment from PRPs either to conduct future remedial activities or to finance such activities.

        The EPA has completed its investigation of the Gulf Coast site to determine the type and extent of contamination. The EPA issued the Record of Decision and sent out notice letters to PRPs. The Company has entered into a DE MINIMIS settlement with the EPA at the Gulf Coast site. The Company's total liability under the settlement was $2,500.

        One of the larger PRPs in the Mud site has taken the lead in investigating the site to determine the extent of contamination. Initial technical reports have been reviewed by the EPA and are undergoing further preparation; however, the reports are not yet available. At this time, the Company is unable to determine the extent of the Company's liability related to the Mud site; however, based on its settlement in the Gulf Coast site, the Company believes that the aggregate amount of such liability, if any, would not have a material adverse effect on the Company.

    (e) In September 1990, the Company was identified by the Department of Environmental Resources of Stanislaus County, California ('DER') as a responsible party for hydrocarbon contamination present at a service station location formerly leased and operated by the Company. In February 1993, the DER demanded that the Company and three other entities named as responsible parties undertake action to remediate the contamination. The owner of the location, Briggsmore Plaza Co. ('Briggsmore'), instituted litigation in the California state court seeking compensation from the Company for damages resulting from the contamination. Also named as a defendant was a third party which became the operator of the service station in 1985, and which filed for protection under the federal bankruptcy laws a short time after the lawsuit commenced. In November 1993, a settlement agreement was entered into by the Company and Briggsmore, which provides that the Company will assume responsibility for the management and expense of remediating the location in accordance with DER requirements. It is estimated that remediation to closure will cost the Company $300,000 to $500,000. In addition, the Company has agreed to pay Briggsmore approximately $48,000, representing past-due rent and property taxes. Briggsmore has released all claims against the Company except the remediation obligations arising under the settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND

                          RELATED STOCKHOLDER MATTERS

    Common stock market prices are included in Note O of Notes to Consolidated Financial Statements in Item 8. The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange and the Pacific Stock Exchange.

    In February 1994, all of the Company's outstanding shares of $2.16 Preferred Stock were reclassified into 6,465,859 shares of Common Stock and the holder of the Company's $2.20 Preferred Stock was issued 1,900,075 shares of Common Stock, all pursuant to the Recapitalization. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note B of Notes to Consolidated Financial Statements in Item 8 for the pro forma effects of the Recapitalization on Common Stock and Other Stockholders' Equity.

    As of March 1, 1994, after the Recapitalization, there were approximately 3,800 holders of record of the Company's 22,456,055 outstanding shares of Common Stock. The Company discontinued paying dividends on Common Stock at the end of fiscal 1986.

    For information regarding restrictions on future dividend payments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 6.                     SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Company's Consolidated Financial Statements contained in Item 8.

                                                              THREE MONTHS
                                           YEARS ENDED            ENDED
                                           DECEMBER 31,       DECEMBER 31,       YEARS ENDED SEPTEMBER 30,
                                        1993(1)      1992        1991(2)        1991        1990        1989
                                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Statements of Consolidated Operations
  Data:
    Gross Operating Revenues(3)------   $ 831.0      946.5         240.6       1,085.0       996.6      762.6
    Interest Income------------------       1.8        3.2            .7           4.2         5.8        9.4
    Gain (Loss) on Sales of
      Assets-------------------------        .1        4.0        --                .1         1.7       (4.9)
    Other Income---------------------       2.0         .7           2.6           1.7         2.4        (.1)
        Total Revenues---------------     834.9      954.4         243.9       1,091.0     1,006.5      767.0
    Costs of Sales and Operating
      Expenses-----------------------     756.8      926.1         228.6       1,015.9       920.5      718.6
    General and Administrative-------      16.7       25.9           2.8          17.0        20.2       33.9
    Depreciation, Depletion and
      Amortization-------------------      22.6       16.6           4.2          15.0        12.8       21.9
    Interest Expense-----------------      14.5       21.1           5.0          18.8        20.8       17.7
    Other----------------------------       5.6        4.6            .7           5.3         5.9        6.1
    Income Tax Provision
      (Benefit)----------------------       1.7        5.4           3.0          15.1         3.6        (.7)
    Earnings (Loss) Before the
      Cumulative Effect of Accounting
      Changes------------------------      17.0      (45.3)          (.4)          3.9        22.7      (30.5)
    Cumulative Effect of Accounting
      Changes------------------------     --         (20.6)       --             --          --          --
        Net Earnings (Loss)----------   $  17.0      (65.9)          (.4)          3.9        22.7      (30.5)
Earnings (Loss) per Primary and Fully
  Diluted* Share(1):
    Earnings (loss) before the
      cumulative effect of accounting
      changes------------------------   $   .54      (3.87)         (.19)         (.37)        .96      (2.83)
    Cumulative effect of accounting
      changes------------------------     --         (1.47)       --             --          --          --
    Net earnings (loss)--------------   $   .54      (5.34)         (.19)         (.37)        .96      (2.83)
Other Selected Financial Data:
    Capital Expenditures-------------   $  37.5       15.4           3.9          24.5        23.1       13.2
    Total Assets---------------------   $ 434.5      446.7         494.7         496.8       504.9      445.3
    Working Capital------------------   $ 124.5      122.6         106.1          95.4       117.9      105.1
    Long-Term Debt and Other
      Obligations, Including Current
      Portion(1)---------------------   $ 185.5      201.7         189.4         184.7       168.0      163.2
    Redeemable Preferred Stock(1)----   $  78.1       71.7          57.4          57.4        57.4       57.4
    Common Stock and Other
      Stockholders' Equity(1)(4)-----   $  58.5       50.7         137.0         137.4       141.4      125.4

   *  ANTI-DILUTIVE.

  (1) FOR PRO FORMA INFORMATION ON THE EFFECTS OF A RECAPITALIZATION WHICH
      OCCURRED IN FEBRUARY 1994, SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN ITEM 7 AND NOTE B OF
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8.

  (2) THE COMPANY'S FISCAL YEAR-END WAS CHANGED FROM SEPTEMBER 30 TO DECEMBER
      31, EFFECTIVE JANUARY 1, 1992.

  (3) THE COMPANY IS INVOLVED IN LITIGATION RELATED TO A NATURAL GAS SALES
      CONTRACT. FOR ADDITIONAL INFORMATION CONCERNING THIS DISPUTE, SEE LEGAL
      PROCEEDINGS IN ITEM 3 AND NOTES K AND P OF NOTES TO CONSOLIDATED FINANCIAL
      STATEMENTS IN ITEM 8.

  (4) NO DIVIDENDS WERE PAID ON COMMON SHARES DURING THE PERIODS PRESENTED
      ABOVE.

                                       20

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

    In 1993, the Company achieved significant improvement in profitability resulting primarily from the implementation of a market-driven operational strategy along with favorable industry conditions in its refining and marketing segment; higher natural gas production resulting from concentration on the development of the Bob West Field; and a reduction of general and administrative expenses. The improvement in profitability together with the completion of a recapitalization plan during February 1994, as discussed below, have improved the Company's liquidity and enhanced its capital resources.

    During February 1994, the Company completed a plan of recapitalization (the 'Recapitalization'), the purpose of which was to improve the Company's short-term and long-term liquidity and increase the Company's equity capital. The Recapitalization, which deferred $44 million of debt service requirements and increased stockholders' equity by approximately $80 million, has provided the Company greater financial flexibility to meet its near-term capital expenditure programs and finance working capital, which are expected to further enhance the Company's operating results.

    Significant components of the Recapitalization, which will be recorded in February 1994, are as follows:

    * 12 3/4% Subordinated Debentures ('Subordinated Debentures') in the principal amount of $44.1 million were tendered in exchange for a like amount of new 13% Exchange Notes ('Exchange Notes'), which will satisfy approximately four years of sinking fund requirements for the Subordinated Debentures. The Exchange Notes bear interest at 13% and will mature on December 1, 2000.

    * The 1,319,563 outstanding shares of $2.16 Cumulative Convertible Preferred Stock ('$2.16 Preferred Stock') of the Company, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock of the Company. The Company also agreed to issue 131,956 shares of Common Stock on behalf of the holders of $2.16 Preferred Stock to pay certain of their legal fees and expenses in connection with the settlement of litigation.

    * The agreement between the Company and MetLife Security Insurance Company of Louisiana ('MetLife'), the holder of all the Company's outstanding $2.20 Cumulative Convertible Preferred Stock ('$2.20 Preferred Stock'), was amended with regard to such preferred shares to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon (aggregating approximately $21.2 million as of February 9, 1994) to have been paid, to allow the Company to pay future dividends in Common Stock in lieu of cash, to waive or refrain from exercising other rights of the $2.20 Preferred Stock and to grant to the Company an option to purchase during the next three years all shares of the $2.20 Preferred Stock and Common Stock held by MetLife for approximately $53 million (amount at February 9, 1994, increasing by 12% to 14% annually), all in consideration for, among other things, the issuance by the Company to MetLife of 1,900,075 shares of Common Stock. Such additional shares will be subject to the option granted by MetLife. The Company will be required to pay dividends when due on the $2.20 Preferred Stock in order for the option to remain outstanding.

    The following table presents the capitalization of the Company as of December 31, 1993 as reported and on a pro forma basis assuming the Recapitalization had occurred on that date (in millions):

                                            DECEMBER 31, 1993
                                        AS REPORTED      PRO FORMA

Long-Term Debt and Other Obligations,
 Including Current Portion-----------     $ 185.5           189.7
$2.20 Preferred Stock
  (Redeemable)-----------------------        78.1           --
Common Stock and Other Stockholders'
  Equity-----------------------------        58.5           137.7
    Total Capitalization-------------     $ 322.1           327.4
Ratio of Long-Term Debt and
  Redeemable
  Preferred Stock to Total
  Capitalization---------------------          82%             58%

For further information regarding the pro forma effects of the Recapitalization, refer to Note B of Notes to Consolidated Financial Statements in Item 8.

    In March 1994, the Company's Board of Directors authorized management of the Company to investigate the feasibility of a future equity offering of additional shares of the Company's Common Stock together with a future public debt offering. The proceeds from these offerings would be used to finance the Company's option to acquire all of the Company's outstanding Common Stock and $2.20 Preferred Stock held by MetLife and to refinance all or a portion of the Company's outstanding long-term debt.

    The Company transports its crude oil and a substantial portion of its refinery products over Kenai Pipe Line Company's ('KPL') pipeline and marine terminal facilities in Nikiski, Alaska. KPL's common carrier pipeline is subject to rate regulation by the Federal Energy Regulatory Commission ('FERC') and the Alaska Public Utilities Commission. On March 1, 1994, KPL filed a revised tariff with the FERC, with a proposed effective date of April 1, 1994, to regulate certain dock loading services KPL had previously provided pursuant to a private contract with the Company which KPL has terminated. KPL's proposed FERC rate for this dock loading service would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million or an increase of $10 million per year. The Company considered the proposed KPL rate clearly excessive and on March 21, 1994, filed a motion to reject or suspend the rate with the FERC. On March 29, 1994, the FERC rejected KPL's revised tariff; however, under FERC regulations, KPL has the right to file a new tariff.

    The Company has recently initiated discussions with KPL to acquire the facilities or an interest therein. In connection therewith, KPL has agreed not to file a new tariff with the FERC for a period of at least 30 days and the Company has agreed to negotiate a rate with KPL for that period. While the Company is unable to predict the purchase price for the facility, or an interest therein, if a purchase with KPL is negotiated, the Company does not believe that any negotiated purchase price will have a material effect on the Company's financial condition or liquidity. The Company also cannot predict (i) whether it will ultimately be able to negotiate the acquisition of the facilities or an interest therein, (ii) the rate of any new tariff that may be filed by KPL, or approved by the FERC, if the Company is unable to negotiate an acquisition of the facilities or an interest therein, and (iii) whether any new rate that may be filed by KPL or the ultimate resolution of this matter by the FERC if the Company is unable to negotiate an acquisition of the facilities or an interest therein will have a material adverse effect upon the financial condition of the Company.

CREDIT ARRANGEMENTS

    Letters of credit are issued to obtain crude oil feedstocks for the Company's refinery and for other operating and corporate needs. The requirements for letters of credit have been significantly reduced due to the Company's market-driven operational strategy. On October 29, 1993, the Company elected to terminate its secured Letter of Credit Facility dated July 27, 1989, which was scheduled to expire in March 1994 and which provided for the issuance of up to $40 million in letters of credit at the date of termination. Concurrently, in the latter part of 1993, the Company negotiated several interim credit arrangements collateralized by either cash or inventory. With respect to these interim credit arrangements, the Company has entered into several uncommitted letter of credit facilities which provide for the issuance of letters of credit on a cash-secured basis. Total availability pursuant to the uncommitted letter of credit arrangements was in excess of $80 million at March 1, 1994.

    In addition, effective September 30, 1993, the Company entered into a waiver and substitution of collateral agreement ('Substitution Agreement') with the State of Alaska (the 'State'), the Company's largest supplier of crude oil. Under the Substitution Agreement, the Company has pledged the capital stock of Tesoro Alaska Petroleum Company, a subsidiary of the Company, and substantially all of its crude oil and refined product inventory in Alaska to secure its purchases of royalty crude oil from the State. The Substitution Agreement has allowed the Company to reduce its letter of credit requirements to $25 million as of December 31, 1993. This agreement extends through 1994 and contains various covenants and restrictions customary to inventory financing transactions.

    Effective October 29, 1993, a subsidiary of the Company, Tesoro Exploration and Production Company ('Tesoro E&P'), entered into a $30 million reducing revolving credit facility ('E&P Facility') which is secured by the capital stock of Tesoro E&P and its natural gas properties in the Bob West Field. The E&P Facility is subject to a quarterly borrowing base determination which was initially determined to be $20 million. Since the Company does not have any immediate requirement for additional borrowing availability, it does not expect to request an increase in the amount of borrowing capacity under the E&P Facility. The facility expires December 31, 1996. No borrowings were outstanding under the E&P Facility at March 1, 1994.

    The Company is currently negotiating with several financial institutions with regard to providing a long-term corporate credit facility which would replace the cash-secured letter of credit arrangements, the Substitution Agreement and the E & P Facility. Based on these negotiations, the Company believes it will be able to consummate a $115 million long-term corporate credit facility during the first half of 1994 that will provide for the issuance of letters of credit, cash borrowings based on domestic gas reserves and financing of up to $15 million for a proposed vacuum unit at the Company's refinery. If the long-term corporate credit facility is not consummated, the Company may be required to reduce its working capital requirements or the amount of capital expenditures proposed for 1994.

DEBT AND OTHER OBLIGATIONS

    The Company's funded debt obligations as of December 31, 1993 included approximately $108.8 million of Subordinated Debentures which bear interest at 12 3/4% and require sinking fund payments sufficient to annually retire $11.25 million principal amount of Subordinated Debentures. Upon completion of the Recapitalization, $44.1 million of Subordinated Debentures were tendered in exchange for a like amount of Exchange Notes, which will satisfy approximately four years of sinking fund requirements for the Subordinated Debentures. The indenture governing the Subordinated Debentures contains certain covenants, including a restriction which prevents the current payment of dividends on the Common Stock and currently limits the Company's ability to purchase or redeem any shares of its capital stock. The Exchange Notes bear interest at 13% and mature on December 1, 2000. The limitation on dividend payments included in the indenture governing the Exchange Notes is less restrictive than the limitation imposed by the Subordinated Debentures. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount plus accrued interest. For further information on redemption provisions and restrictions on dividends, see Note I of Notes to Consolidated Financial Statements in Item 8.

    Under an agreement reached in 1993 which settled a contractual dispute with the State, the Company paid the State $10.3 million in January 1993 and is obligated to make variable monthly payments to the State over the nine years following the settlement date based on a per barrel charge that increases from 16 cents to 33 cents on the volume of feedstock processed at the Company's Alaska refinery. In 1993, the Company's variable payments to the State totaled $2.6 million. At the end of the nine-year period, the Company is obligated to pay the State $60 million; provided, however, that such payment may be deferred indefinitely by continuing the variable monthly payments to the State beginning at 34 cents per barrel and increasing one cent per barrel annually thereafter.

CAPITAL EXPENDITURES

    The Company has under consideration total capital expenditures ranging from approximately $65 million to $80 million in 1994. The proposal for 1994 includes capital expenditures of approximately $29 million for the continued development of the Bob West Field, which could be increased by $10 million to $15 million based on additional development drilling proposed by the operators. In addition, the proposal for 1994 includes capital expenditures of $32 million for the refining and marketing operations, of which $24 million is associated with the installation of a vacuum unit at the Kenai refinery to allow the Company to further upgrade residual fuel oil production into higher-valued products. The aggregate capital expenditures the Company will be able to incur in 1994 will depend on the Company's ability to generate funds from operations, financings and other sources. As previously indicated, the Company is negotiating a long-term corporate credit facility which will include up to $15 million for the financing of the proposed vacuum unit.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

    During 1993, cash and cash equivalents decreased by $10.3 million and short-term investments decreased by $14.1 million. At December 31, 1993, the Company's cash and short-term investments totaled $42.5 million, which included restricted funds of $25.4 million as collateral for outstanding letters of credit. Working capital amounted to $124.5 million at December 31, 1993. Net cash from operating activities of $19.5 million in 1993 was primarily due to net earnings adjusted for certain non-cash charges, partially offset by payments totaling $12.9 million to the State under the settlement agreement entered into in January 1993 and increased working capital requirements. Net cash used in investing activities of $23.5 million during 1993 included capital expenditures of $37.5 million, mainly for exploration and development activities in the Bob West Field. During 1993, the Company completed the expansion of a gas processing facility and pipeline and drilled 15 development gas wells in this field. In addition, the Company participated in drilling four exploratory wells and one development well outside of the Bob West Field in 1993. These uses of cash in investing activities were partially offset by the net decrease of $14.1 million in short-term investments. Net cash used in financing activities of $6.3 million in 1993 included the repurchase of $11.25 million principal amount of Subordinated Debentures for $9.7 million in cash, partially offset by borrowings of $5.0 million under the E&P Facility. The Company did not pay dividends on preferred stocks in 1993 which resulted in total dividend arrearages of $28.7 million at December 31, 1993. Dividend arrearages on preferred stocks have been satisfied by consummation of the Recapitalization.

    During 1992, cash and cash equivalents decreased by $14.2 million and short-term investments increased by $20.0 million. Cash flows from operating activities of $11.4 million included a net loss, offset by certain significant non-cash charges including the cumulative effect of accounting changes, depreciation, depletion and amortization and the settlement with the State, and by reduced working capital requirements. Net cash used in investing activities of $21.1 million in 1992 was mainly due to capital expenditures of $15.4 million, primarily for continued exploration and development activities in the Bob West Field and capital improvements in Alaska, and to the purchase of short-term investments of $24.0 million. During 1992, the Company began investing in short-term debt securities with original maturities in excess of 90 days. These investments are classified as short-term investments on the Consolidated Balance Sheets. Partially offsetting cash used in investing activities in 1992 were net proceeds of $12.9 million from sales of assets. During 1992, the Company received, before expenses, $6.8 million for the sale of the Company's Indonesian operations, $3.3 million for the sale of the corporate aircraft and related assets and $2.1 million for the sale of certain exploration and production properties outside of the Bob West Field. Cash flows used in financing activities of $4.5 million in 1992 included the repayment of $6.5 million of long-term debt, primarily related to borrowings under a secured financing agreement for development of natural gas reserves in the Bob West Field. This financing arrangement, under which the Company borrowed $2.0 million in 1992, was terminated by the Company in December 1992. The Company deferred payments of dividends on preferred stocks in 1992.

    During 1991, cash and cash equivalents decreased $16.1 million. Cash flows from operating activities of $17.9 million included net earnings of $3.9 million, partially offset by a $5.2 million payment to the Department of Energy. Net cash used in investing activities of $24.7 million in 1991 was primarily comprised of capital expenditures for exploration and development activities in the Bob West Field and capital improvements in Alaska. Cash flows used in financing activities of $9.3 million in 1991 were primarily for dividend payments on preferred stocks for three and one-half quarters which totaled $8.0 million.

RESULTS OF OPERATIONS

    Effective January 1, 1992, the Company changed its fiscal year-end from September 30 to December 31. Accordingly, the information contained herein addresses the Company's results of operations for the year ended December 31, 1993 compared to the years ended December 31, 1992 and September 30, 1991. The results of operations for the three-month period from October 1, 1991 to December 31, 1991 are discussed separately.

    Net earnings of $17.0 million ($.54 per share) in 1993 compare to a net loss of $65.9 million ($5.34 per share) in 1992. Each of the Company's operating segments, together with reduced corporate expenses, contributed to the substantial improvement in 1993.

    The comparability of 1993 and 1992, however, was impacted by certain significant transactions. During 1993, the Company's earnings benefited from the resolution of several state tax issues resulting in a net reduction of $3.0 million in income tax expense and $5.2 million in interest expense. In addition, a gain of $1.4 million was recognized for the retirement of $11.25 million face amount of Subordinated Debentures which were purchased in January 1993 for $9.7 million cash to satisfy the initial sinking fund requirement. The 1992 loss included charges of $20.6 million for the cumulative effect of accounting changes, $10.5 million for settlement of a contractual dispute with the State, and $9.1 million for a cost reduction program and other employee terminations, partially offset by a gain of $5.8 million from the sale of the Company's Indonesian operations. Excluding these significant transactions for both years, the improvement in 1993 as compared to 1992 was attributable to increased gross margins on sales of refined products, increased natural gas production in South Texas and reduced general and administrative expenses.

    The net loss of $65.9 million ($5.34 per share) in 1992 compares to net earnings of $3.9 million (a loss of $.37 per share after preferred dividend requirements) in 1991. As described above, several significant transactions contributed to the net loss in 1992. Excluding these transactions, the decrease in results of operations in 1992 as compared to 1991 was primarily due to lower operating results from the Company's refining and marketing operations and reduced revenues from the Company's Bolivian and Indonesian operations, partially offset by increased production and sales prices of natural gas from the Company's South Texas field.

    A discussion and analysis of the factors contributing to these results and the changes in financial condition are presented below. The consolidated financial statements and related footnotes in Item 8, together with the following information, are intended to provide shareholders and investors with a reasonable basis for assessing the Company's operations, but should not serve as the sole criterion for predicting the future performance of the Company. The Company conducts its operations in the following business segments: refining and marketing; exploration and production; and oil field supply and distribution.

REFINING AND MARKETING

                                          1993       1992       1991
                                        (DOLLARS IN MILLIONS EXCEPT AS
                                                  INDICATED)

Gross Operating Revenues-------------  $    687.2      810.7      898.6
Costs of Sales-----------------------       584.6      738.9      802.8
    Gross Margin---------------------       102.6       71.8       95.8
Operating Expenses and Other---------        77.1       76.5       67.5
Depreciation and Amortization--------        10.3       10.2        9.0
    Operating Profit (Loss)----------  $     15.2      (14.9)      19.3
Refinery Throughput (average daily
  barrels)---------------------------      49,753     61,425     68,192
Sales of Refinery Production:
    Sales ($ per barrel)-------------  $    21.91      21.30      24.40
    Margin ($ per barrel)------------  $     4.19       1.18       2.77
    Volume (average daily
      barrels)-----------------------      49,425     62,218     66,837
Sales of Products Purchased for
  Resale:
    Sales ($ per barrel)-------------  $    26.15      27.58      31.48
    Margin ($ per barrel)------------  $     1.35       1.09        .37
    Volume (average daily
      barrels)-----------------------      19,340     25,222     23,318
Sales Volumes (average daily
  barrels):
    Gasoline-------------------------      22,466     25,196     25,883
    Jet fuel-------------------------      11,305     19,060     15,055
    Other distillates----------------      18,049     19,253     20,488
    Residual fuel oil----------------      16,945     23,931     28,729
        Total------------------------      68,765     87,440     90,155
Sales Price ($ per barrel):
    Gasoline-------------------------  $    27.64      28.89      30.69
    Jet fuel-------------------------  $    28.10      27.76      35.15
    Other distillates----------------  $    26.95      25.78      29.78
    Residual fuel oil----------------  $    11.19      11.60      15.15

    1993 COMPARED TO 1992. During 1993, the Company implemented a market-driven operational strategy which emphasizes the upgrading of refinery feedstocks and matching production from the Company's Alaska refinery with the refined product demand within Alaska. This strategy has resulted in a reduction in the Company's overall refinery production, particularly lower-valued residual fuel oil. The markets for residual fuel oil have been weak due to the global oversupply of this product since the Persian Gulf War and current projections indicate that such markets will continue to be weak in the future.

    In implementing the Company's operational strategy, the Company reduced its daily refinery throughput during 1993 by 19% from the 1992 level. This reduction in throughput has enabled the Company to reduce the portion of lower quality crude oil in the feedstock blend. By utilizing a greater percentage of higher quality feedstocks (which results in production yields with greater margins than production yields from a higher percentage of lower quality Alaska North Slope crude oil), the Company can successfully operate the refinery at the reduced throughput levels. Operating the refinery at lower throughput levels results in less production of certain products, particularly residual fuel oil, for which there is no market in Alaska and which therefore must be exported from Alaska and sold into West Coast and Far Eastern markets. Implementation of this strategy has resulted in an improvement in the Company's aggregate refinery gross margin, enabling the Company to operate the refinery more profitably at the lower throughput level.

    The decrease in volumes was a significant factor in the change in revenues in 1993 as compared to 1992. Average sales prices were essentially unchanged; however, average margins increased in 1993, particularly with regard to sales of refinery production. Partially offsetting the decrease in revenues from refined products was a $33.8 million increase in sales of crude oil. Costs of sales in 1993 decreased due to lower volumes and prices and to the $10.5 million charge in 1992 for settlement of a contractual dispute with the State for the purchase of crude oil. The $30.1 million improvement in overall operating profit was primarily due to the improved margins on refined product sales, part of which was attributable to the favorable market conditions during the fourth quarter of 1993. While the price of crude oil dropped in the 1993 fourth quarter, the Company's refined product margins held steady or improved. These market conditions are not expected to continue during the first quarter of 1994.

    1992 COMPARED TO 1991. Revenues from the sales of refined products decreased 15% in 1992 as compared to 1991. Although volumes decreased only 3%, average sales prices decreased almost 12%. The $34.2 million decrease in operating results was primarily due to a further deterioration of gross margins on refined product sales, particularly residual fuel oil. The recovery of crude oil costs at the Company's Alaska refinery continued to be adversely impacted by weak markets for the refinery's output of residual fuel oil, which approximated 40% of the total output of the refinery during 1992 and the prior two years. During the latter months of 1992, the Company also incurred additional costs to produce oxygenated gasoline. The market for oxygenated gasoline was such that the additional costs to produce the oxygenated gasoline could not be entirely recovered with increased sales prices. In addition to increased operating costs for environmental issues and reductions in workforce, operating results for 1992 also included higher costs of sales resulting from the settlement of the contractual dispute with the State for the purchase of crude oil. These increases in operating costs were partially offset by a transportation rebate received in 1992.

EXPLORATION AND PRODUCTION

                                          1993       1992       1991
                                          (DOLLARS IN MILLIONS EXCEPT AS
                                                  INDICATED)
United States:
    Gross operating revenues---------  $     50.5       18.8        5.2
    Production costs-----------------         6.8        3.8        1.2
    Depreciation, depletion and
      amortization-------------------        11.1        4.9        2.9
    Other----------------------------          .3        1.2         .5
        Operating Profit -- United
          States---------------------        32.3        8.9         .6
Bolivia:
    Gross operating revenues---------        12.6       17.9       24.5
    Production costs-----------------         1.2         .7         .6
    Other----------------------------         3.0        4.6        2.7
        Operating Profit --
          Bolivia--------------------         8.4       12.6       21.2
Indonesia:
    Gross operating revenues---------      --            6.0       29.5
    Production costs-----------------      --            3.7        9.5
    Depreciation, depletion and
      amortization-------------------      --             .3        1.7
    Other----------------------------      --           (5.6)       4.5
        Operating Profit --
          Indonesia------------------      --            7.6       13.8
Total Operating Profit---------------  $     40.7       29.1       35.6
Natural Gas -- United States:
    Production (average daily mcf) --
        Tennessee Gas contract-------      10,599      3,974      1,300
        Spot market and other--------      28,168      9,986      6,135
            Total Production---------      38,767     13,960      7,435
    Average sales price per mcf --
        Tennessee Gas contract-------  $     7.59       4.46     --
        Spot market------------------  $     2.03       1.83       1.88
        Average----------------------  $     3.55       3.68       1.88
    Average lifting cost per mcf-----  $      .48        .74        .44
    Depletion per mcf----------------  $      .78        .95       1.06
    Proved reserves -- end of period
      (bcf)--------------------------       120.2       73.8       33.1
Natural Gas -- Bolivia:
    Production (average daily
      mcf)---------------------------      19,232     19,421     19,322
    Average sales price per mcf------  $     1.22       1.67       3.06
    Average lifting cost per net
      equivalent mcf-----------------  $      .14        .08        .09
    Proved reserves -- end of period
      (bcf)--------------------------        99.3      107.0      115.2
Crude Oil -- Indonesia (sold
  effective May 1, 1992):
    Production (average daily
      barrels)-----------------------      --          2,714      3,315
    Average sales price per
      barrel-------------------------  $   --          18.20      24.39
    Average lifting cost per net
      equivalent mcf-----------------  $   --           1.94       1.35
    Proved reserves -- end of period
      (millions of barrels)----------      --         --            4.5

    1993 COMPARED TO 1992. Successful development drilling in the Bob West Field in South Texas was the primary contributing factor to this segment's improvement in 1993. The number of producing wells increased to 25 at the 1993 year-end compared to 10 at the end of 1992 resulting in a significant increase in natural gas production. The increase in revenues was primarily caused by these higher production levels, partially offset by a slight decline in average sales prices of $3.55 per mcf in 1993 as compared to $3.68 per mcf in 1992. Total production costs and depreciation, depletion and amortization increased in 1993 due to the higher production volumes; however, the depletion rate decreased due to the 63% increase in proved reserves. See Legal Proceedings in Item 3 and Notes K and P of Notes to Consolidated Financial Statements regarding litigation involving the contract for the sale of gas from the Bob West Field.

    In February 1994, the common carrier pipeline facilities transporting gas from the Bob West Field were at capacity and the Company's production from the field was curtailed. The curtailment affects only production subject to spot market prices and the Company will continue to be able to produce and transport all of its gas in the Bob West Field which is subject to the Tennessee Gas contract. A new common carrier pipeline, which will provide transportation for the increased gas production from the Bob West Field, is being constructed by Coastal States Gas Transmission Company and is expected to be completed in the second quarter of 1994. Because of the curtailment, the Company estimates that its share of production from the Bob West Field in the first quarter of 1994 will be reduced to approximately 46 million cubic feet per day as compared to the 1993 fourth quarter level of approximately 58 million cubic feet per day. The Company expects that further curtailments will occur prior to June 1, 1994, the anticipated completion date of the new pipeline.

    The Bolivian operations experienced a decline in revenues primarily due to reduced contractual sales prices for the natural gas production. Under a sales contract with YPFB (the Bolivian state-owned oil Company), the Company's Bolivian natural gas production is sold to YPFB, who in turn sells the natural gas to the Republic of Argentina. The contract, including the pricing provision, is subject to renegotiation in April 1994 for another two-year period.

    The 1992 operating results from the Indonesian operations, which were sold effective May 1, 1992, included a gain from the sale of $5.8 million.

    1992 COMPARED TO 1991. The operating profit decline in this segment during 1992 as compared to 1991 was primarily due to reduced sales prices and production levels of crude oil from the Company's former Indonesian operations, which were sold effective May 1, 1992, and contractually reduced sales prices for the Company's natural gas production in Bolivia, also effective May 1, 1992. These decreases in 1992 were partially offset by the $5.8 million gain from the sales of the Indonesian operations and increased natural gas production and sales prices from the Company's Bob West Field.

OIL FIELD SUPPLY AND DISTRIBUTION

                                         1993       1992       1991
                                            (DOLLARS IN MILLIONS)

Gross Operating Revenues-------------  $    80.7       93.5      134.3
Costs of Sales-----------------------       68.4       82.4      118.7
    Gross Margin---------------------       12.3       11.1       15.6
Operating Expenses and Other---------       15.5       15.3       15.6
Depreciation and Amortization--------         .4         .5         .5
    Operating Loss-------------------  $    (3.6)      (4.7)       (.5)
Refined Product Sales (average daily
  barrels)---------------------------      7,368      8,476     10,470

    1993 COMPARED TO 1992. Revenues and costs of sales in this segment during 1993 decreased when compared to 1992 due to the discontinuance of the operations, in the 1992 second quarter, of a wholesale distribution facility in Oklahoma. In addition, the decrease in crude oil prices during 1993 resulted in a correlating decrease in refined product prices. Margins, however, on both refined product and merchandise sales improved in 1993 due to the consolidation of certain of the Company's locations and elimination of marginally profitable locations, including the facility in Oklahoma. Strong competition in an oversupplied market continues to adversely impact this segment. Effective at the 1992 year-end, the Company acquired the remaining 50% interest in Tesoro-Leevac Petroleum Company, a joint venture, which allowed the Company to consolidate certain of its marine terminals; however, this acquisition did not have a material impact on the revenues and margins of this segment in 1993.

    1992 COMPARED TO 1991. Revenues from the sales of refined products decreased in 1992 as compared to 1991 primarily as a result of the Company's discontinuance, in the 1992 second quarter, of the operation of the wholesale distribution facility in Oklahoma. In addition, refined product sales prices and margins decreased as a result of a generally weak U.S. economy, continuing overall depressed drilling activity and an oversupply of refined products following the Persian Gulf crisis. The operating loss of $4.7 million in 1992 was a further deterioration from the operating loss of $.5 million in 1991. This overall decrease was mainly attributable to lower margins on refined product sales.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses of $16.7 million in 1993 compares to $25.9 million in 1992 and $17.0 million in 1991. The decrease in 1993 was primarily due to expenses for a cost reduction program and other employee terminations in 1992 totaling $9.1 million, of which $1.3 million was charged to the operating segments, with no significant comparable charges recorded in 1993. The remaining decrease in 1993 was attributable to the savings from this program. The increase in 1992 as compared to 1991 was mainly due to the cost of this program in 1992.

INTEREST AND OTHER INCOME

    Interest income of $1.8 million in 1993 compares to $3.2 million in 1992 and $4.2 million in 1991. The decreases in interest income in 1993 and 1992 were due to lower interest rates on less cash available for investment. During 1993 and 1991, the Company had no major asset sales as compared to 1992 which included a $5.8 million gain from the sales of the Company's Indonesian operations partially offset by a $1.8 million loss from the sale of drilling rigs and costs related to the disposition of the Company's remaining oil field tool rental assets. Other income increased in 1993 as compared to 1992 due to a $1.4 million gain from the retirement of $11.25 million principal amount of Subordinated Debentures in January 1993.

INTEREST EXPENSE

    Interest expense of $14.5 million in 1993 compares to $21.1 million in 1992 and $18.8 million in 1991. The decrease in 1993 was mainly due to a reduction of $5.2 million for resolution of outstanding issues with several state taxing authorities.

INCOME TAXES

    Income taxes of $1.7 million in 1993 compares to $5.4 million in 1992 and $15.1 million in 1991. The decrease in 1993 included a reduction of $3.0 million for resolution of outstanding issues with several state taxing authorities. In addition, foreign income taxes continued to decrease in 1993 and 1992 due to reduced revenues from the Company's Bolivian and former Indonesian operations.

THREE MONTHS ENDED DECEMBER 31, 1991 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1990

    The Statement of Consolidated Operations and Statement of Consolidated Cash Flows for the three months ended December 31, 1991 are presented in the Consolidated Financial Statements included elsewhere herein. For discussion purposes, results for the three months ended December 31, 1991 are compared to the unaudited three-month period ended December 31, 1990, as set forth in Note C of Notes to Consolidated Financial Statements included in Item 8.

    The net loss of $.4 million for the three months ended December 31, 1991 (the '1991 quarter') represented a decrease of $5.3 million from the net earnings of $4.9 million recorded during the three months ended December 31, 1990 (the '1990 quarter'). Total revenues of $243.9 million for the 1991 quarter decreased $92.3 million, or 27%, from the 1990 quarter, largely due to lower sales prices for refined products. The 1990 quarter had been impacted by escalating refined product and crude oil prices during the conflict in the Persian Gulf. During the 1991 quarter, the Company's exploration and production operations in Indonesia realized lower sales prices on reduced crude oil production as compared to the 1990 quarter. Also contributing to the decrease in total revenues in the 1991 quarter was reduced interest income resulting from lower interest rates on less cash available for investment. Partially offsetting these decreases in the 1991 quarter were revenues from the Company's convenience store operations in Alaska and other income resulting from settlement of a matter in litigation. Costs of sales and operating expenses decreased $83.4 million, or 27%, in the 1991 quarter as compared to the 1990 quarter, due primarily to the lower prices of crude oil and refined products, partially offset by costs from the Company's convenience store operations.

    The Refining and Marketing segment's operating profit of $1.7 million in the 1991 quarter was a decrease of $.8 million from the $2.5 million operating profit recorded in the 1990 quarter. The decrease was primarily due to lower sales prices for residual fuel oil, which continued to be adversely impacted by the weak markets for this product.

    The Exploration and Production segment's operating profit of $7.4 million in the 1991 quarter decreased $8.2 million from the $15.6 million operating profit recorded in the 1990 quarter. The decrease was mainly due to lower crude oil sales prices on reduced production volumes from the Company's Indonesian operations. The Company's Indonesian crude oil production decreased by 1,435 barrels per day, with an average sales price of $20.57 per barrel during the 1991 quarter as compared to $29.39 per barrel during the 1990 quarter. The Company's operations in Bolivia also experienced lower natural gas sales prices on reduced production volumes in the 1991 quarter. Natural gas production from the Company's Bolivian operations decreased by 487 mcf per day with an average sales price of $2.42 per mcf during the 1991 quarter as compared to $2.92 per mcf in the 1990 quarter. The Company's natural gas production in the Bob West Field increased during the 1991 quarter; however, revenues from this production were substantially offset by increased depreciation and depletion, insurance costs and legal fees associated with these operations.

    The Oil Field Supply and Distribution segment's operating loss of $1.2 million in the 1991 quarter was a decrease of $2.8 million from the $1.6 million operating profit recorded in the 1990 quarter. This decrease in operating results was primarily attributable to lower margins on refined product sales caused by the decline in drilling rig activity in the United States. The 1990 quarter included the effect of increased demand experienced during the Persian Gulf conflict.

    General and administrative expenses of $2.8 million for the 1991 quarter decreased by $1.2 million from the 1990 quarter, primarily due to an insurance reimbursement during the 1991 quarter for certain costs incurred in defense of litigation in prior years. Depreciation, depletion and amortization expense of $4.2 million in the 1991 quarter increased by $1.2 million from the 1990 quarter, due mainly to exploration and production activities in the Bob West Field. The income tax provision of $3.0 million in the 1991 quarter decreased by $3.8 million from the 1990 quarter, primarily due to lower foreign taxes resulting from reduced revenues from the Company's operations in Indonesia.

LITIGATION

    The Company is subject to certain commitments and contingencies, including a contingency relating to a natural gas sales contract dispute with Tennessee Gas Pipeline Company ('Tennessee Gas'). The Company receives payment from Tennessee Gas for the purchase of a portion of the natural gas from the Bob West Field at a contract price substantially greater than spot market prices. Tennessee Gas filed suit, claiming, among other things, that the contract is not in effect and, in the alternative, that the contract price has been incorrectly calculated. The Company prevailed on all issues at the trial court level, and Tennessee Gas appealed the judgment to the Court of Appeals for the Fourth Supreme Judicial District of Texas. On August 25, 1993, the Court of Appeals affirmed the validity of the gas contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the contract price. The Court of Appeals determined, however, (i) that the trial court erred in its summary judgment ruling that the gas contract was not an output contract under the Texas Business and Commerce Code ('TBCA') and (ii) that a fact issue exists as to whether the increases in the volumes of gas tendered to Tennessee Gas under the gas contract were made in bad faith or were unreasonably disproportionate to prior tenders in contravention of the provisions of Section 2.306 of the TBCA. Accordingly, the Court of Appeals directed that this issue be remanded to the trial court in Bexar County, Texas. The Company filed a motion for rehearing with the Appellate Court regarding its decision that the gas contract creates an output contract governed by the TBCA. Tennessee Gas also filed a motion for rehearing with the Appellate Court regarding those portions of its decision upholding the judgment of the trial court. On January 26, 1994, the appellate court rendered its judgment denying all motions for rehearing in this matter and affirming its earlier ruling. The Company has appealed the appellate court ruling on the output contract issue to the Supreme Court of Texas. Tennessee Gas has also appealed to the Supreme Court of Texas that portion of the appellate court ruling denying the remaining Tennessee Gas claims. If the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, then the only issue for trial will be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties may have been made in bad faith or were unreasonably disproportionate. Management of the Company believes its tenders were reasonable under the gas contract and the market conditions at the time and will vigorously defend on this issue if put to trial. The Company continues to receive payment from Tennessee Gas based upon the contract price.

    Although the outcome of any litigation is uncertain, management believes that the Tennessee Gas claims are without merit and, based upon advice from outside legal counsel, is confident that the decision of the trial court will ultimately be upheld as to the validity of the gas contract and the contract price; and that with respect to the output contract issue, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. If Tennessee Gas ultimately prevails in the litigation, the impact on the Company's future cash flows and liquidity would be material. For further information, see Legal Proceedings in Item 3 and Notes K and P of Notes to Consolidated Financial Statements in Item 8.

ENVIRONMENTAL

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial response and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. Although it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that the ultimate overall aggregate cost to the Company of environmental remediation with regard to these sites will not result in a material adverse effect on the Company's financial condition. Although the level of future expenditures for environmental purposes, including cleanup obligations, is impossible to determine with any degree of probability, it is management's opinion that, based on current knowledge and the extent of such expenditures to date, the ultimate aggregate cost of environmental remediation will not have a material adverse effect on the Company's financial condition.

IMPACT OF CHANGING PRICES

    The Company's operating results and cash flows are sensitive to the volatile changes in energy prices. Major shifts in the cost of crude oil and the price of refined products can result in a change in gross margin from the refining and marketing operations as prices received for refined products may or may not keep pace with changes in crude costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory.

    Likewise, major changes in natural gas prices impact revenues and the estimated future cash flows from the Company's exploration and production operations. The carrying value of oil and gas assets may also be subject to non-cash write-downs based on changes in natural gas prices and other determining factors.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Tesoro Petroleum Corporation

    We have audited the accompanying consolidated balance sheets of Tesoro Petroleum Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, common stock and other stockholders' equity and cash flows for the years ended December 31, 1993, December 31, 1992 and September 30, 1991 and for the three-month period ended December 31, 1991. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Petroleum Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for the years ended December 31, 1993, December 31, 1992 and September 30, 1991 and for the three-month period ended December 31, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note A of Notes to Consolidated Financial Statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and accounting for income taxes.

DELOITTE & TOUCHE

San Antonio, Texas
February 10, 1994

                          TESORO PETROLEUM CORPORATION
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                             YEARS ENDED            ENDED         YEAR ENDED
                                            DECEMBER 31,         DECEMBER 31,    SEPTEMBER 30,
                                          1993         1992          1991            1991
Revenues:
    Gross operating revenues---------  $   831,007     946,446      240,586        1,084,954
    Interest income------------------        1,803       3,170          682            4,209
    Gain on sales of assets----------           60       4,024            9              119
    Other----------------------------        2,040         732        2,596            1,734
        Total Revenues---------------      834,910     954,372      243,873        1,091,016
Costs and Expenses:
    Costs of sales and operating
      expenses-----------------------      756,764     926,082      228,569        1,015,859
    General and administrative-------       16,712      25,849        2,849           17,003
    Depreciation, depletion and
      amortization-------------------       22,591      16,552        4,225           15,005
    Interest expense-----------------       14,550      21,115        4,966           18,804
    Other----------------------------        5,640       4,636          722            5,312
        Total Costs and Expenses-----      816,257     994,234      241,331        1,071,983
Earnings (Loss) Before Income Taxes
  and the Cumulative Effect of
  Accounting Changes-----------------       18,653     (39,862)       2,542           19,033
Income Tax Provision-----------------        1,697       5,383        2,958           15,094
Earnings (Loss) Before the Cumulative
  Effect of Accounting Changes-------       16,956     (45,245)        (416)           3,939
Cumulative Effect of Accounting
  Changes----------------------------      --          (20,630)      --              --
Net Earnings (Loss)------------------  $    16,956     (65,875)        (416)           3,939
Net Earnings (Loss) Applicable to
  Common Stock-----------------------  $     7,749     (75,082)      (2,717)          (5,268)
Earnings (Loss) Per Primary and Fully
  Diluted* Share:
    Earnings (Loss) Before the
      Cumulative Effect of Accounting
      Changes------------------------  $       .54       (3.87)        (.19)            (.37)
    Cumulative Effect of Accounting
      Changes------------------------      --            (1.47)      --              --
    Net Earnings (Loss)--------------  $       .54       (5.34)        (.19)            (.37)

  * ANTI-DILUTIVE

The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                            DECEMBER 31,
                                          1993         1992
                 ASSETS
Current Assets:
    Cash and cash equivalents
      (includes restricted cash of
      $25,420 in 1993 as collateral
      for letters of credit)---------  $    36,596      46,869
    Short-term investments-----------        5,952      20,021
    Receivables, less allowance for
      doubtful accounts of $2,487
      ($2,587 in 1992)---------------       69,637      77,173
    Inventories:
        Crude oil, refined products
          and merchandise------------       71,011      70,875
        Materials and supplies-------        3,175       3,636
    Prepaid expenses and other-------       10,136       9,803
        Total Current Assets---------      196,507     228,377
Property, Plant and Equipment:
    Refining and marketing-----------      282,286     275,213
    Exploration and production,
      full-cost method of accounting:
        Properties being
          amortized------------------       74,684      45,182
        Properties not yet
          evaluated------------------        1,959       1,482
    Oil field supply and
      distribution-------------------       15,413      16,365
    Corporate------------------------       11,121      10,431
                                           385,463     348,673
    Less accumulated depreciation,
      depletion and amortization-----      172,312     150,191
        Net Property, Plant and
          Equipment------------------      213,151     198,482
Other Assets:
    Investment in Tesoro Bolivia
      Petroleum Company--------------        6,310       2,786
    Other----------------------------       18,554      17,077
        Total Other Assets-----------       24,864      19,863
                                       $   434,522     446,722

The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            DECEMBER 31,
                                          1993         1992
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable-----------------  $    43,192      49,120
    Accrued liabilities--------------       24,017      30,387
    Current portion of long-term debt
      and other obligations----------        4,805      26,287
        Total Current Liabilities----       72,014     105,794
Other Liabilities--------------------       45,272      43,107
Long-Term Debt and Other Obligations,
  Less Current Portion---------------      180,667     175,461
Commitments and Contingencies (Note
  K)
$2.20 Redeemable Cumulative
  Convertible Preferred Stock and
  Accrued Dividends; $1 stated value;
  2,875,000 shares issued and
  outstanding; redemption and
  liquidation value of $78,056
  ($71,731 in 1992)------------------       78,051      71,695
Common Stock and Other Stockholders'
  Equity:
    Preferred stock, no par value;
      authorized 5,000,000 shares
      including redeemable preferred
      shares:
        $2.16 Cumulative convertible
          preferred stock; $1 stated
          value; 1,319,563 shares
          issued and outstanding;
          liquidation value of
          $42,134 ($39,283 in
          1992)----------------------        1,320       1,320
    Common stock, par value $.16 2/3;
      authorized 50,000,000 shares;
      14,089,236 shares issued and
      outstanding (14,071,040 in
      1992)--------------------------        2,348       2,345
    Additional paid-in capital-------       86,985      86,992
    Retained earnings (deficit)------      (31,898)    (39,647)
                                            58,755      51,010
    Less deferred compensation-------          237         345
                                            58,518      50,665
                                       $   434,522     446,722

The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION
                    STATEMENTS OF CONSOLIDATED COMMON STOCK
                         AND OTHER STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                        $2.16 CUMULATIVE
                                           CONVERTIBLE                                ADDITIONAL    RETAINED
                                         PREFERRED STOCK         COMMON STOCK          PAID-IN      EARNINGS       DEFERRED
                                        SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL      (DEFICIT)    COMPENSATION
Balances at September 30, 1990-------  1,319,576   $1,320     14,059,952   $2,343      $ 86,608     $  51,330       $ (216)
    Net earnings---------------------     --         --          --          --          --             3,939       --
    Cash dividends on preferred
      stocks-------------------------     --         --          --          --          --            (8,028)      --
    Stock awards---------------------     --         --            8,213        2            56        --               51
    Other----------------------------     --         --          --          --          --               (32)      --
Balances at September 30, 1991-------  1,319,576    1,320     14,068,165    2,345        86,664        47,209         (165)
    Net loss-------------------------     --         --          --          --          --              (416)      --
    Stock awards---------------------     --         --           (1,120)      (1 )          (6)       --               29
    Other----------------------------     --         --          --          --          --                (8)      --
Balances at December 31, 1991--------  1,319,576    1,320     14,067,045    2,344        86,658        46,785         (136)
    Net loss-------------------------     --         --          --          --          --           (65,875)      --
    Accrued dividends on preferred
      stocks, not declared or
      paid---------------------------     --         --          --          --          --           (20,525)      --
    Conversion of preferred stock to
      common stock-------------------        (13)    --               22     --          --            --           --
    Stock awards---------------------     --         --            4,095        1           334        --             (209)
    Other----------------------------     --         --             (122)    --          --               (32)      --
Balances at December 31, 1992--------  1,319,563    1,320     14,071,040    2,345        86,992       (39,647)        (345)
    Net earnings---------------------     --         --          --          --          --            16,956       --
    Accrued dividends on preferred
      stocks, not declared or
      paid---------------------------     --         --          --          --          --            (9,175)      --
    Stock awards---------------------     --         --           18,196        3            (7)       --              108
    Other----------------------------     --         --          --          --          --               (32)      --
Balances at December 31, 1993--------  1,319,563   $1,320     14,089,236   $2,348      $ 86,985     $ (31,898)      $ (237)

The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS
                                             YEARS ENDED            ENDED         YEAR ENDED
                                            DECEMBER 31,        DECEMBER 31,     SEPTEMBER 30,
                                          1993         1992         1991             1991
Cash Flows From (Used In) Operating
  Activities:
    Net earnings (loss)--------------  $    16,956     (65,875)        (416)           3,939
    Adjustments to reconcile net
      earnings (loss) to net cash
      from (used in) operating
      activities:
        Cumulative effect of
          accounting changes---------      --           20,630      --               --
        Depreciation, depletion and
          amortization---------------       22,591      16,552        4,225           15,005
        Gain on sales of assets------          (60)     (4,024)          (9)            (119)
        Other------------------------        1,901       4,231          599            2,704
        Changes in assets and
          liabilities:
            Receivables--------------        7,539      12,320        6,524           33,531
            Inventories--------------          325       7,986      (10,620)         (20,663)
            Investment in Tesoro
              Bolivia Petroleum
              Company----------------       (3,524)      3,908        8,756           (5,991)
            Other assets-------------       (2,435)      3,484       (4,748)           2,899
            Accounts payable and
              other current
              liabilities------------      (12,800)     (5,282)      (3,877)         (11,253)
            Obligation payments to
              State of Alaska--------      (12,910)     --          --               --
            Other liabilities and
              obligations------------        1,901      17,458         (774)          (2,107)
                Net cash from (used
                  in) operating
                  activities---------       19,484      11,388         (340)          17,945
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures-------------      (37,451)    (15,446)      (3,858)         (24,484)
    Proceeds from sales of assets,
      net of expenses----------------          194      12,905           35            2,087
    Purchases of short-term
      investments--------------------      (26,245)    (23,976)     --               --
    Sales of short-term
      investments--------------------       40,314       3,955      --               --
    Other----------------------------         (247)      1,478            1           (2,298)
                Net cash used in
                  investing
                  activities---------      (23,435)    (21,084)      (3,822)         (24,695)
Cash Flows From (Used In) Financing
  Activities:
    Repurchase of debentures---------       (9,675)     --          --               --
    Payments of long-term debt-------       (1,643)     (6,468)        (512)          (1,272)
    Issuance of long-term debt-------        5,000       2,024        3,000          --
    Dividends on preferred stocks----      --           --          --                (8,028)
    Other----------------------------           (4)        (20)          (7)             (25)
                Net cash from (used
                  in) financing
                  activities---------       (6,322)     (4,464)       2,481           (9,325)
Decrease in Cash and Cash
  Equivalents------------------------      (10,273)    (14,160)      (1,681)         (16,075)
Cash and Cash Equivalents at
  Beginning of Period----------------       46,869      61,029       62,710           78,785
Cash and Cash Equivalents at End of
  Period-----------------------------  $    36,596      46,869       61,029           62,710
Supplemental Cash Flow Disclosures:
    Interest paid--------------------  $    19,288      17,805          234           17,839
    Income taxes paid----------------  $     5,125       6,446        3,425           13,694

The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The Consolidated Financial Statements include the accounts of Tesoro Petroleum Corporation and its subsidiaries (collectively the 'Company' or 'Tesoro') after elimination of significant intercompany balances and transactions. Certain prior period amounts have been reclassified to conform with the 1993 presentation.

    Effective January 1, 1992, the Company changed its fiscal year-end from September 30 to December 31. Unless otherwise indicated, the information contained herein addresses the Company's results of operations for the year ended December 31, 1993, compared to the year ended December 31, 1992 and the year ended September 30, 1991 and its financial condition as of December 31, 1993 and December 31, 1992. The results of operations for the three-month period ended December 31, 1991 are discussed separately.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. During 1992, the Company began investing in short-term debt securities with original maturities in excess of 90 days. These investments are classified as short-term investments in the Company's Consolidated Balance Sheets. Cash equivalents and short-term investments are stated at cost, which approximates market value. For information regarding restricted cash, see Note I.

INVENTORIES

    The Company follows the lower of cost (last-in, first-out basis -- LIFO) or market method for valuing inventories of crude oil and wholesale refined products. All other inventories are valued principally at the lower of cost (generally on a first-in, first-out or weighted average basis) or market.

FUTURES AND OPTIONS HEDGE CONTRACTS

    The Company uses commodity futures and options contracts primarily to hedge the impact of price fluctuations on anticipated purchases of crude oil. Gains and losses on commodity futures and options hedge contracts are deferred until recognized in income when the related crude oil is charged to costs of sales.

PROPERTY, PLANT AND EQUIPMENT

    The Company uses the full-cost method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition and exploration and development activities are capitalized into cost centers that are established on a country-by-country basis. For each cost center, the capitalized costs are subject to a limitation so as not to exceed the present value of future net revenues from estimated production of proved oil and gas reserves net of income tax effect plus the lower of cost or estimated fair value of unproved properties included in the cost center. Capitalized costs within a cost center, together with estimates of costs for future development, dismantlement and abandonment, are amortized on a unit-of-production method using the proved oil and gas reserves for each cost center. The Company's investment in certain oil and gas properties is excluded from the amortization base until the properties are evaluated. No gain or loss is recognized on the sale of oil and gas properties except in the case of the sale of properties involving significant remaining reserves. Proceeds from the sale of insignificant reserves and undeveloped properties are applied to reduce the costs in the cost centers.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    Assets recorded under capital leases have been capitalized in accordance with promulgations from the Financial Accounting Standards Board. Amortization of such assets is recorded over the shorter of lease terms or useful lives under methods which are consistent with the Company's depreciation policy for owned assets.

    Depreciation of other property is provided using primarily the straight-line method with rates based on the estimated useful lives of the properties and with an estimated salvage value of 20% for refinery assets and generally 10% for other assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease or the useful life of the asset, whichever period is less.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions' ('SFAS No. 106'). The projected future cost of providing postretirement benefits other than pensions, such as health care and life insurance, are expensed as employees render service instead of when benefits are paid. Prior to the adoption of SFAS No. 106, the Company had expensed these benefits on a pay-as-you-go basis. The adoption of SFAS No. 106, effective January 1, 1992, resulted in a net charge of $21.6 million, or $1.54 per share, for the cumulative effect of the change in accounting principle for periods prior to 1992, which were not restated. In addition, the adoption of SFAS No. 106 resulted in an increase of $1.2 million, or $.09 per share, in the 1992 net loss before cumulative effect of accounting changes.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS No. 109'). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of deferred tax assets and liabilities is based on enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS No. 109 effective January 1, 1992 by recognizing a net benefit of $1.0 million, or $.07 per share, for the cumulative effect of the accounting change. Periods prior to 1992 were not restated. The adoption of SFAS No. 109 did not have a significant effect on 1992 results of operations.

ENVIRONMENTAL EXPENDITURES

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

DEFERRED COMPENSATION

    Deferred compensation represents the excess of market value over the sales price of restricted common stock awarded to certain employees of the Company. The deferred compensation is being amortized over the period from the date of award to the dates the shares become unrestricted (the period for which the payment for services is being made).

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per share is calculated on net earnings (loss) after deducting dividend requirements on preferred stocks and is based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings (loss) per share is the same as primary earnings
(loss) per share since the assumed conversion of preferred stocks to common shares would be anti-dilutive.

NOTE B -- SUBSEQUENT EVENT -- RECAPITALIZATION

    In February 1994, the Company consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the Company's outstanding debt and preferred stock were restructured (the 'Recapitalization'). The objectives of the Recapitalization were to improve the Company's financial condition, facilitate the development of long-term financing and allow the Company to execute its strategy for further improving its refining and marketing operations and accelerating the development of its South Texas natural gas field.

    The significant components of the Recapitalization, together with the applicable accounting effects, are as follows:

     * The Company offered to exchange up to $54.5 million aggregate principal amount of new 13% Exchange Notes ('Exchange Notes') due December 1, 2000 for a like amount of 12 3/4% Subordinated Debentures ('Subordinated Debentures') due March 15, 2001. Holders of $44.1 million principal amount of Subordinated Debentures accepted this offer resulting in the issuance of $44.1 million of Exchange Notes. This exchange will satisfy approximately four years of sinking fund requirements of the Subordinated Debentures.

        The exchange of the Subordinated Debentures will be accounted for as an early extinguishment of debt in the first quarter of 1994 and the Company will recognize a charge of $4.8 million as an extraordinary loss on this transaction, representing the excess of the estimated market value of the Exchange Notes over the carrying value of the Subordinated Debentures. The carrying value of the Subordinated Debentures exchanged has been reduced by applicable unamortized debt issue costs. No tax benefit is available to offset the extraordinary loss as the Company has provided a 100% valuation allowance to the extent of its deferred tax assets.

     * Each outstanding share of the Company's $2.16 Cumulative Convertible Preferred Stock ('$2.16 Preferred Stock'), which has a $25 per share liquidation preference plus accrued and unpaid dividends aggregating $9.5 million at February 9, 1994, was reclassified into 4.9 shares of the Company's Common Stock resulting in the issuance of 6,465,859 of the Company's Common Stock in 1994. In addition, the Company agreed to issue .1 share of Common Stock for each share of $2.16 Preferred Stock, or an aggregate of 131,956 shares of Common Stock, on behalf of the holders of $2.16 Preferred Stock to pay certain of their legal fees and expenses in connection with the settlement of litigation.

        The issuance of the Common Stock in connection with the reclassification and settlement of litigation will be recorded in 1994 as an increase of approximately $1 million in Common Stock equal to the aggregate par value of the Common Stock to be issued and an increase in Additional Paid-In Capital of approximately $9 million.

     * The agreement between the Company and MetLife Security Insurance Company of Louisiana ('MetLife'), the holder of the Company's outstanding $2.20 Cumulative Convertible Preferred Stock ('$2.20 Preferred Stock'), was amended with regard to the $2.20 Preferred Stock to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon (aggregating $21.2 million at February 9, 1994) to have been paid, to allow

                         TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED the Company to pay future dividends on such Preferred Stock in Common Stock in lieu of cash, to waive or refrain from exercising other rights of the $2.20 Preferred Stock, and to grant to the Company an option to purchase, during the next three years, all shares of the $2.20 Preferred Stock and Common Stock held by MetLife for approximately $53 million (amount at February 9, 1994, increasing by 12% to 14% annually), all in consideration for, among other things, the issuance by the Company to MetLife of 1,900,075 shares of Common Stock. Such additional shares will be subject to the option granted by MetLife. These actions have resulted in the reclassification of the $2.20 Preferred Stock into equity capital at its aggregate liquidation preference of $57.5 million and the recording of an increase in Additional Paid-In Capital of approximately $21 million in February 1994.

    The following table presents the capitalization of the Company as of December 31, 1993 as reported and on a pro forma basis assuming the Recapitalization had occurred on that date (in millions):

                                             DECEMBER 31, 1993
                                        AS REPORTED       PRO FORMA
                                                         (UNAUDITED)
Long-Term Debt and Other Obligations,
  Including Current Portion:
    Subordinated Debentures----------     $  98.2             58.3
    Exchange Notes-------------------      --                 44.1
    Liability to State of Alaska-----        61.7             61.7
    Liability to Department of
      Energy-------------------------        13.2             13.2
    Other----------------------------        12.4             12.4
        Total Long-Term Debt and
          Other Obligations----------       185.5            189.7
$2.20 Preferred Stock
  (Redeemable)-----------------------        78.1           --
Common Stock and Other Stockholders'
  Equity:
    $2.20 Preferred Stock------------      --                 57.5
    $2.16 Preferred Stock------------         1.3           --
    Common Stock---------------------         2.3              3.7
    Additional Paid-In Capital-------        87.0            113.4
    Accumulated Deficit--------------       (31.9)           (36.7)
    Deferred Compensation------------         (.2)             (.2)
        Total Common Stock and Other
          Stockholders' Equity-------        58.5            137.7
    Total Capitalization-------------     $ 322.1            327.4
Ratio of Long-Term Debt and
  Redeemable Preferred Stock to Total
  Capitalization---------------------          82%              58%

                         TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    The pro forma effects of the Recapitalization on the Company's results of operations assuming the Recapitalization had occurred on January 1, 1993, are as follows (in millions except per share amounts):

                                                 YEAR ENDED
                                             DECEMBER 31, 1993
                                        AS REPORTED       PRO FORMA
                                                         (UNAUDITED)
Total Revenues-----------------------    $   834.9            834.9
Earnings Before Extraordinary
  Loss-------------------------------    $    17.0             16.9
Extraordinary Loss-------------------       --                  4.8
Net Earnings-------------------------         17.0             12.1
Preferred Stock Dividend
  Requirements-----------------------          9.2              6.3
Net Earnings Applicable to Common
  Stock------------------------------    $     7.8              5.8
Earnings (Loss) Per Primary and Fully
  Diluted* Share:
    Earnings Before Extraordinary
      Loss---------------------------    $     .54              .46
    Extraordinary Loss---------------       --                 (.21)
    Net Earnings---------------------    $     .54              .25
Average Common and Common Equivalent
  Shares Outstanding:
    Primary--------------------------       14,290           22,788
    Fully Diluted--------------------       19,065           25,288

  * ANTI-DILUTIVE

    See Notes I, L and M for further information on the Company's long-term debt and equity, including restrictions on dividend payments.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE C -- CHANGE IN FISCAL YEAR-END

    The Company changed its fiscal year-end from September 30 to December 31, effective January 1, 1992. The Statement of Consolidated Operations and the Statement of Consolidated Cash Flows for the three months ended December 31, 1991 are presented in the accompanying Consolidated Financial Statements. Comparative financial information is presented below (in thousands except per share amounts):

STATEMENTS OF CONSOLIDATED OPERATIONS

                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          1991         1990
                                                    (UNAUDITED)
Revenues:
    Gross operating revenues---------  $   240,586      334,098
    Interest income------------------          682        1,410
    Gain on sales of assets----------            9          177
    Other----------------------------        2,596          499
        Total Revenues---------------      243,873      336,184
Costs and Expenses:
    Costs of sales and operating
      expenses-----------------------      228,569      312,047
    General and administrative-------        2,849        4,033
    Depreciation, depletion and
      amortization-------------------        4,225        3,058
    Interest expense-----------------        4,966        4,639
    Other----------------------------          722          761
        Total Costs and Expenses-----      241,331      324,538
Earnings before Income Taxes---------        2,542       11,646
Income Tax Provision-----------------        2,958        6,793
Net Earnings (Loss)------------------  $      (416)       4,853
Net Earnings (Loss) Applicable to
  Common Stock-----------------------  $    (2,717)       2,552
Earnings (Loss) Per Primary and Fully
  Diluted* Share---------------------  $      (.19)         .18

  * ANTI-DILUTIVE

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                          1991        1990
                                                   (UNAUDITED)
Cash Flows From (Used In) Operating
  Activities:
    Net earnings (loss)--------------  $     (416)      4,853
    Adjustments to reconcile net
      earnings (loss) to net cash
      used in operating activities:
        Depreciation, depletion and
          amortization---------------       4,225       3,058
        Gain on sales of assets------          (9)       (177)
        Other------------------------         599         836
        Changes in assets and
          liabilities:
            Receivables--------------       6,524      14,313
            Inventories--------------     (10,620)    (24,687)
            Investment in Tesoro
              Bolivia Petroleum
              Company----------------       8,756      (4,383)
            Other assets-------------      (4,748)     (3,325)
            Accounts payable and
              other current
              liabilities------------      (3,877)     (8,307)
            Other liabilities and
              obligations------------        (774)      1,105
            Net cash used in
              operating
              activities-------------        (340)    (16,714)
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures-------------      (3,858)     (6,136)
    Proceeds from sales of assets----          35         692
    Other----------------------------           1        (829)
            Net cash used in
              investing
              activities-------------      (3,822)     (6,273)
Cash Flows From (Used In) Financing
  Activities:
    Payments of long-term debt-------        (512)       (409)
    Issuance of long-term debt-------       3,000      --
    Dividends on preferred stocks----      --          (2,294)
    Other----------------------------          (7)          2
            Net cash from (used in)
              financing
              activities-------------       2,481      (2,701)
Decrease in Cash and Cash
  Equivalents------------------------      (1,681)    (25,688)
Cash and Cash Equivalents at
  Beginning of Period----------------      62,710      78,785
Cash and Cash Equivalents at End of
  Period-----------------------------  $   61,029      53,097
Supplemental Cash Flow Disclosures:
    Interest paid--------------------  $      234         218
    Income taxes paid----------------  $    3,425       2,663

NOTE D -- INVENTORIES

    Inventories valued by the LIFO method amounted to approximately $63.0 million and $63.7 million at December 31, 1993 and 1992, respectively. At December 31, 1993, inventories valued using LIFO approximated replacement cost. At December 31, 1992 inventories valued using LIFO were lower than replacement cost by approximately $9.6 million.

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

    Effective May 1, 1992, the Company's subsidiaries, Tesoro Indonesia Petroleum Company and Tesoro Tarakan Petroleum Company (collectively 'Tesoro Indonesia'), sold their 100% interest in

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED two separate contracts of operations with Pertamina, the state-owned petroleum company of Indonesia. The sales included all of Tesoro Indonesia's interests in fixtures, wells, pipelines, tanks, compressors, rigs and other equipment in the contract areas, and inventories of crude oil and materials and supplies. The consideration received by Tesoro Indonesia totaled $6.6 million in cash and the assumption by the purchaser of liabilities of approximately $6.3 million and all remaining expenditure commitments. During 1992, these sales transactions resulted in pretax net gains to the Company of approximately $5.8 million after related expenses.

    In 1992, the Company sold its corporate airplane and related assets for $3.3 million in cash with no significant pretax gain to the Company. The Company also sold certain oil and gas properties in South Texas for $2.1 million in cash, which proceeds reduced the carrying value of the Company's oil and gas properties and no gain or loss was recognized. In addition, the Company sold its remaining drilling rigs for cash proceeds of $1.6 million resulting in a pretax loss of $1.1 million during 1992.

NOTE F -- INVESTMENT IN TESORO BOLIVIA PETROLEUM COMPANY

    The Company's subsidiary, Tesoro Bolivia Petroleum Company ('Tesoro Bolivia'), holds an interest in a joint venture agreement to explore for and produce hydrocarbons in Bolivia. The joint venture has an agreement with the Bolivian Government and YPFB, the Bolivian state-owned oil company, for collection of receivables for sales of natural gas and condensate to YPFB, which in turn sells the natural gas to the Republic of Argentina. The agreement provided, among other things, that receipts from natural gas sales subsequent to December 31, 1987 would be placed in a restricted bank account ('Restricted Account') from which only payments for investments and expenses in Bolivia could be made until April 1992, or until cumulative deposits to the Restricted Account equal $90.0 million. Cumulative deposits to the Restricted Account have totaled $90.0 million and receipts for natural gas sales are now free of restrictions to the joint venture. The increase in the book value of this investment during 1993 represented earnings and cash invested in Tesoro Bolivia reduced by cash received free of restrictions.

NOTE G -- ACCRUED LIABILITIES

    The Company's current accrued liabilities as shown in the Consolidated Balance Sheets include the following (in thousands):

                                             DECEMBER 31,
                                            1993       1992
Accrued Interest---------------------  $    5,185     14,401
Accrued Environmental Costs----------       6,171      4,632
Other--------------------------------      12,661     11,354
    Accrued Liabilities--------------  $   24,017     30,387

    Other liabilities classified as noncurrent in the Consolidated Balance Sheets consist of the following (in thousands):

                                             DECEMBER 31,
                                            1993       1992
Accrued Postretirement Benefits------ $ 27,270 25,088 Accrued Dividends on $2.16 Preferred
  Stock------------------------------       9,145      6,294
Deferred Income Taxes----------------       3,792      7,402
Other--------------------------------       5,065      4,323
    Other Liabilities----------------  $   45,272     43,107

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE H -- INCOME TAXES

    The income tax provision includes the following (in thousands):

                                                                THREE MONTHS
                                           YEARS ENDED             ENDED         YEAR ENDED
                                           DECEMBER 31,         DECEMBER 31,    SEPTEMBER 30,
                                         1993       1992            1991            1991
Federal:
    Current--------------------------  $  --            418        --                  455
    Deferred-------------------------     --           (454)           80             (201)
Foreign------------------------------      3,419      5,104         2,826           14,661
State--------------------------------     (1,722)       315            52              179
                                       $   1,697      5,383         2,958           15,094

    During 1993, the Company resolved several outstanding issues with state taxing authorities resulting in a reduction of $3.0 million in state income tax expense and $5.2 million in related interest expense.

    Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities are summarized as follows (in thousands):

                                              DECEMBER 31,
                                            1993         1992
Deferred Tax Assets:
    Net operating losses available
      for utilization through the
      year 2008----------------------  $    24,890      21,501
    Settlement with the State of
      Alaska-------------------------       21,583      24,476
    Accrued postretirement
      benefits-----------------------        8,359       6,947
    Settlement with Department of
      Energy-------------------------        4,443       4,616
    Other----------------------------        7,220      12,137
        Total Deferred Tax Assets----       66,495      69,677
Deferred Tax Liabilities:
    Accelerated depreciation and
      property-related items---------      (45,965)    (42,475)
Deferred Tax Assets Before Valuation
  Allowance--------------------------       20,530      27,202
Valuation Allowance------------------      (20,530)    (27,202)
Other--------------------------------         (442)     (6,660)
State Income and Alternative Minimum
  Taxes------------------------------       (3,350)       (742)
    Net Deferred Tax Liability-------  $    (3,792)     (7,402)

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    The following table sets forth the components of the Company's results of operations and a reconciliation of the normal statutory federal income tax with the provision for income taxes (in thousands):

                                                                THREE MONTHS
                                            YEARS ENDED            ENDED         YEAR ENDED
                                            DECEMBER 31,        DECEMBER 31,    SEPTEMBER 30,
                                          1993        1992          1991            1991
Earnings (Loss) Before Income Taxes
    and the Cumulative Effect of
    Accounting Changes:
    United States--------------------  $   10,906     (60,117)      (4,493)         (15,581)
    Foreign--------------------------       7,747      20,255        7,035           34,614
                                       $   18,653     (39,862)       2,542           19,033
Income Taxes at Statutory U.S.
  Corporate Tax Rate-----------------  $    6,529     (13,553)         864            6,471
Effect of:
    Foreign income taxes, net of U.S.
      tax
      benefit------------------------       3,419       5,104        2,826           14,661
    State income taxes (benefit), net
      of U.S. tax benefit------------      (1,722)        315           52              179
    Accounting limitation
      (recognition) of an operating
      loss tax benefit---------------      (6,529)     13,553       --              --
    Utilization of net operating loss
      carry-forwards-----------------      --          --             (864)          (6,471)
    Alternative minimum tax----------      --          --           --                  455
    Other----------------------------      --             (36)          80             (201)
        Income Tax Provision---------  $    1,697       5,383        2,958           15,094

    At December 31, 1993, the Company's net operating loss carryforwards were approximately $71.1 million for regular tax and approximately $56.1 million for alternative minimum tax. These tax loss carryforwards are available for future years and, if not used, will begin to expire in the year 2004. Also at December 31, 1993, the Company had approximately $8.2 million of investment tax credits and employee stock ownership credits available for carryover to subsequent years. These credits, if not used, will begin to expire in the year 2001.

    If the Company has an 'ownership change' as defined by the Internal Revenue Code of 1986, the Company's use of its net operating loss carryforwards and general business credits after such ownership change will be subject to an annual limit. Under certain interpretations of existing Internal Revenue Service
(IRS) regulations, the Recapitalization, as discussed in Note B, will result in an ownership change. The Company intends to take the position that an ownership change under existing law did not occur prior to the Recapitalization and did not occur as a result thereof. Because there are substantial interpretive questions concerning such IRS regulations and there is uncertainty as to events which may occur after the Recapitalization, there can be no assurance that an ownership change did not occur as a result of the Recapitalization or will not occur as a result of future events. If an ownership change is ultimately deemed to have occurred at the time of the Recapitalization, the Company's use of its net operating loss carryforwards and general business credits would be limited to approximately $14.5 million per year.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE I -- LONG-TERM DEBT AND OTHER OBLIGATIONS

    Long-term debt and other obligations consist of the following (in thousands):

                                            DECEMBER 31,
                                          1993         1992
12 3/4% Subordinated Debentures due
 2001--------------------------------  $    98,154     107,510
Liability to State of Alaska---------       61,666      71,989
Liability to Department of Energy----       13,194      13,194
Exploration and Production Loan------        5,000      --
Industrial Revenue Bonds-------------        2,752       3,483
Capital Lease Obligations (interest
  at 11%)----------------------------        3,934       4,368
Other--------------------------------          772       1,204
                                           185,472     201,748
Less Current Portion-----------------        4,805      26,287
                                       $   180,667     175,461

    Based on the closing market price, the fair value of the Subordinated Debentures, exclusive of accrued interest, was approximately $108.3 million at December 31, 1993. The carrying value of the other long-term debt and obligations approximated the Company's estimate of the fair value of such items.

    As discussed in Note B, approximately four years of sinking fund requirements on the Subordinated Debentures will be satisfied by the exchange offer included in the Recapitalization. After giving effect to the Recapitalization, sinking fund requirements and aggregate maturities of long-term debt and obligations for each of the five years following December 31, 1993 are as follows (in thousands):

                                                          SINKING
                                        AGGREGATE           FUND
                                        MATURITIES      REQUIREMENTS     TOTAL
1994---------------------------------    $  4,805           --             4,805
1995---------------------------------    $  5,750           --             5,750
1996---------------------------------    $ 12,279           --            12,279
1997---------------------------------    $  7,412              884         8,296
1998---------------------------------    $  7,395           11,250        18,645

LETTER OF CREDIT REQUIREMENTS

    On October 29, 1993, the Company elected to terminate its secured Letter of Credit Facility Agreement ('Credit Facility') dated July 27, 1989, which was scheduled to expire in March 1994 and which provided for the issuance of up to $40 million in letters of credit at the date of termination. In the latter half of 1993, the Company negotiated several interim credit arrangements collateralized by either cash or inventory to permit the Company to secure the purchases of crude oil feedstocks and to meet other operating and corporate credit requirements. With respect to these interim credit arrangements, the Company has entered into several uncommitted letter of credit facilities which provide for the issuance of letters of credit on a cash-secured basis. Total availability pursuant to the uncommitted letter of credit arrangements was in excess of $80 million.

    At December 31, 1993, the Company had arranged for the issuance of $25 million of outstanding letters of credit which were secured by restricted cash deposits. At 1992 year-end, under the terms of the previous Credit Facility, the Company was required to maintain a minimum $30 million cash balance and specified levels of equity and working capital.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    In addition, effective September 30, 1993, the Company entered into a waiver and substitution of collateral agreement ('Substitution Agreement') with the State of Alaska, the Company's largest supplier of crude oil. Under the Substitution Agreement, the Company has pledged the capital stock of Tesoro Alaska Petroleum Company ('Tesoro Alaska'), a wholly-owned subsidiary of the Company, and substantially all of its crude oil and refined product inventory in Alaska to secure its purchases of royalty crude oil. The Substitution Agreement has allowed the Company to reduce its letter of credit requirements to $25 million as of December 31, 1993. This agreement extends through January 1, 1995 and contains various covenants and restrictions customary to inventory financing transactions.

EXPLORATION AND PRODUCTION FINANCING

    Effective October 29, 1993, Tesoro Exploration and Production Company ('Tesoro E&P'), a wholly-owned subsidiary of the Company, entered into a $30 million reducing revolving credit facility ('E&P Facility') secured by the capital stock of Tesoro E&P and its natural gas properties in the Bob West Field in South Texas. At December 31, 1993, $5.0 million was outstanding under this facility.

    The E&P Facility, which expires December 31, 1996, is guaranteed by the Company, contains certain financial covenants that must be maintained by Tesoro E&P and bears interest at prime plus 1% or, at Tesoro E&P's option, Libor plus 2.5%. The E&P Facility contains restrictions that prohibit borrowings under the facility to be used by Tesoro E&P or the Company for debt service, including interest and principal on the Company's 12 3/4% Subordinated Debentures, or for payment of common or preferred dividends.

12 3/4% SUBORDINATED DEBT AND 13% EXCHANGE NOTES

    In 1983, the Company issued $120 million of 12 3/4% Subordinated Debentures at a price of 84.559% of the principal amount, due March 15, 2001. The debentures are redeemable at the option of the Company at 100% of principal amount plus accrued interest. Sinking fund payments sufficient to retire $11.25 million principal amount of debentures annually commenced on March 15, 1993. The Company satisfied the initial sinking fund requirement by purchasing $11.25 million principal amount of debentures at market value on January 26, 1993. The exchange of $44.1 principal amount of Subordinated Debentures for Exchange Notes in February 1994 will satisfy nearly four years of sinking fund requirements (see Note B). At December 31, 1993 and 1992, subordinated debt amounted to $98.2 million (net of discount of $10.6 million) and $107.5 million (net of discount of $12.5 million), respectively. The indenture contains restrictions on payment of dividends on the Company's common stock and purchases or redemptions of common or preferred stocks. Due to losses which have been incurred, the Company must generate approximately $131 million of future net earnings applicable to common stock or from the issuance of capital stock before future dividends can be paid on common stock or before purchases or redemptions can be made of common or preferred stocks.

    As part of the Recapitalization discussed in Note B, in February 1994, Subordinated Debentures in the principal amount of $44.1 million were exchanged for a like amount of new 13% Exchange Notes. The Exchange Notes mature on December 1, 2000, and have no sinking fund requirements. The Exchange Notes are redeemable at the option of the Company at 100% of principal amount plus accrued interest except that no optional redemption may be made unless an equal principal amount of, or all the outstanding, Subordinated Debentures, are concurrently redeemed. The Exchange Notes rank PARI PASSU with the other senior debt of the Company and with the Subordinated Debentures, and senior in right of payment of the obligation to the State of Alaska (discussed below) and all other subordinated indebtedness of the Company. The indenture governing the Exchange Notes contains

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED limitations on dividends which are less restrictive than the limitation under the Subordinated Debentures. For information on the pro forma effects of the exchange, see Note B.

STATE OF ALASKA

    In January 1993, the Company and its subsidiary, Tesoro Alaska Petroleum Company ('Tesoro Alaska'), entered into an agreement ('Agreement') with the State of Alaska ('State') that settled Tesoro Alaska's contractual dispute with the State. In addition to $62 million accrued through September 30, 1992, a charge of $10.5 million for the settlement was included in the Company's operations during the fourth quarter of 1992.

    Under the Agreement, Tesoro Alaska paid the State $10.3 million in January 1993 and agreed to make variable monthly payments to the State over the next nine years following the date of the settlement based on a per barrel charge that increases over the nine-year term from 16 cents to 33 cents on the volume of feedstock processed at the Company's Alaska refinery. In 1993, the Company's variable payments to the State totaled $2.6 million. At the end of the nine-year period, Tesoro Alaska is obligated to pay the State $60 million; provided, however, that such payment may be deferred indefinitely by continuing the variable monthly payments to the State beginning at 34 cents per barrel and increasing one cent per barrel annually thereafter. Variable monthly payments made after the nine-year period will not reduce the $60 million obligation to the State. The imputed rate of interest used by the Company on the $60 million obligation was 13%. The $60 million obligation is evidenced by a security bond, and the bond and the throughput barrel obligations are secured by a second mortgage on the Company's Alaska refinery. Tesoro Alaska's obligations under the Agreement and the mortgage are subordinated to current and future senior debt of up to $175 million plus any indebtedness incurred in the future to improve the Company's Alaska refinery.

    The State's claim against Tesoro Alaska arose out of certain provisions in present and past contracts with the State that required Tesoro Alaska to pay the State additional retroactive amounts if the State prevailed in litigation against the producers of North Slope crude oil ('Producers'). As a result of settlements between the State and the Producers, the State claimed that the royalty oil it sold Tesoro Alaska and others was undervalued to the extent that the Producers undervalued their oil.

DEPARTMENT OF ENERGY

    A Consent Order entered into by the Company with the Department of Energy ('DOE') in 1989 settled all issues relating to the Company's compliance with federal petroleum price and allocation regulations from 1973 through decontrol in 1981. The Company has paid $41.3 million to the DOE since 1989. The Company's remaining obligation is to pay $13.2 million, exclusive of interest at 6%, over the next eight years.

INDUSTRIAL REVENUE BONDS AND OTHER

    The industrial revenue bonds mature in 1998 and require semiannual payments of approximately $365,000. The bonds bear interest at a variable rate (4 1/2% at December 31, 1993) which is equal to 75% of the National Bank of Alaska's prime rate. The bonds are collateralized by the Company's Alaska refinery sulphur recovery unit which had a carrying value of approximately $6.9 million at December 31, 1993.

CAPITAL LEASE OBLIGATIONS

    The Company is the lessee of certain buildings and equipment under capital leases with remaining lease terms of 4 to 25 years. These buildings and equipment are used in the Company's convenience store operations in Alaska. The assets and liabilities under capital leases are recorded at

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED the present value of the minimum lease payments. Property, plant and equipment at December 31, 1993 included assets held under capital leases of $6.0 million with a net book value of $2.6 million.

NOTE J -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

    For all eligible employees, the Company provides a qualified noncontributory retirement plan. Plan benefits are based on years of service and compensation. It is the Company's policy to fund costs accrued to the extent such costs are tax deductible. The components of net pension expense (income) for the Company's retirement plan are presented below (in thousands):

                                               YEARS ENDED          YEAR ENDED
                                               DECEMBER 31,        SEPTEMBER 30,
                                             1993       1992            1991
Service Costs------------------------  $      931        717            762
Interest Cost------------------------       3,513      3,492          3,482
Actual Return on Plan Assets---------      (5,695)    (1,763)        (7,646)
Net Amortization and Deferral--------       1,488     (2,231)         3,167
    Net Pension Expense (Income)-----  $      237        215           (235)

    For the three months ended December 31, 1991, net pension expense for the Company's retirement plan totaled $90,000.

    In addition to the retirement plan pension expense above, during 1992 the Company recognized a curtailment gain of $1.0 million for employee terminations in conjunction with a cost reduction program.

    The funded status of the Company's retirement plan and amounts included in the Company's Consolidated Balance Sheets are set forth in the following table (in thousands):

                                           DECEMBER 31,          SEPTEMBER 30,
                                          1993       1992            1991
Actuarial Present Value of Benefit
  Obligation:
    Vested benefit obligation--------  $   41,200     34,806         33,959
    Accumulated benefit
      obligation---------------------  $   43,694     36,460         35,556
Plan Assets at Fair Value------------  $   40,718     39,326         39,772
Projected Benefit Obligation---------      48,700     40,989         40,305
Plan Assets Less Than Projected
  Benefit Obligation-----------------      (7,982)    (1,663)          (533)
Unrecognized Net Loss----------------      11,997      7,222          5,889
Unrecognized Prior Service Costs-----        (518)      (588)          (779)
Unrecognized Net Transition Asset----      (6,883)    (8,120)        (9,664)
    Accrued Pension Expense
      Liability----------------------  $   (3,386)    (3,149)        (5,087)

    Retirement plan assets are primarily comprised of common stock and bond funds. Actuarial assumptions used to measure the projected benefit obligation at December 31, 1993 included a discount rate of 7% and a compensation increase rate of 4 1/2%. At December 31, 1992, the discount rate used was 9% and the compensation increase rate used was 6%. The expected long-term rate of return on assets was 9% for 1993 and 1992.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

EXECUTIVE SECURITY PLAN

    The Company's executive security plan ('ESP') provides executive officers and other key personnel with supplemental death or retirement benefits in addition to those benefits available under the Company's group life insurance and retirement plans. These supplemental retirement benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. Funding is provided based upon the estimated requirements of the plan. The components of net pension expense for the ESP are presented below (in thousands):

                                              YEARS ENDED           YEAR ENDED
                                              DECEMBER 31,         SEPTEMBER 30,
                                            1993       1992            1991
Service Costs------------------------  $     426        293            581
Interest Cost------------------------        291        353            546
Actual Return on Plan Assets---------       (256)    (1,004)          (628)
Net Amortization and Deferral--------        295        994            590
    Net Pension Expense--------------  $     756        636          1,089

    For the three months ended December 31, 1991, net pension expense for the ESP totaled $242,000.

    During 1993 and 1992, the Company incurred additional ESP expense of $.5 million and $3.5 million, respectively, for settlement losses and other benefits resulting from a cost reduction program, other employee terminations and sales of assets.

    The funded status of the ESP and amounts included in the Company's Consolidated Balance Sheets are set forth in the following table (in thousands):

                                             DECEMBER 31,         SEPTEMBER 30,
                                           1993       1992            1991
Actuarial Present Value of Benefit
  Obligation:
    Vested benefit obligation--------  $   2,394      2,410          6,368
    Accumulated benefit
      obligation---------------------  $   2,792      2,464          6,420
Plan Assets at Fair Value------------  $   3,139      2,924          6,658
Projected Benefit Obligation---------      3,069      2,738          6,420
Plan Assets in Excess of Projected
  Benefit Obligation-----------------         70        186            238
Unrecognized Net Loss----------------      1,177      1,409          2,147
Unrecognized Prior Service Costs-----        619        679          1,287
Unrecognized Net Transition
  Obligation-------------------------      1,110      1,254          2,412
    Prepaid Pension Asset------------  $   2,976      3,528          6,084

    Assets of the ESP consist of a group annuity contract. Actuarial assumptions used to measure the projected benefit obligation at December 31, 1993 included a discount rate of 7% and a compensation rate increase of 4 1/2%. At December 31, 1992, the discount rate used was 9% and the compensation rate increase used was 5%. The expected long-term rate of return on assets was 9% for 1993 and 1992.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    In addition to providing pension benefits, the Company provides health care and life insurance benefits to retirees and eligible dependents who were participating in the Company's group insurance program at retirement. These benefits are provided through unfunded defined benefit plans. The

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory.

    As discussed in Note A, the Company adopted SFAS No. 106 effective January 1, 1992 and incurred a net charge of $21.6 million ($16.1 million for health care benefits and $5.5 million for life insurance benefits) for the cumulative effect of the change in accounting principle. The components of net periodic postretirement benefits expense, other than pensions, for 1993 and 1992 included the following (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                                1993                   1992
                                        HEALTH       LIFE       HEALTH      LIFE
                                         CARE      INSURANCE     CARE     INSURANCE
Service Costs------------------------   $   420        100         400        100
Interest Costs-----------------------     1,396        492       1,332        457
    Net Periodic Postretirement
      Expense------------------------   $ 1,816        592       1,732        557

    Prior to 1992, the costs of providing health care and life insurance benefits to retired employees were expensed as claims were paid. In 1991, the costs of providing retirees with health care benefits amounted to $751,000 and life insurance benefits amounted to $299,000. For the three months ended December 31, 1991, retiree health care and life insurance benefits totaled $191,000 and $59,000, respectively.

    The Company continues to fund the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis. The following table shows the status of the plans reconciled with the amounts in the Company's Consolidated Balance Sheets (in thousands):

                                            DECEMBER 31,             DECEMBER 31,
                                                1993                     1992
                                         HEALTH       LIFE       HEALTH       LIFE
                                          CARE      INSURANCE     CARE      INSURANCE
Accumulated Postretirement Benefit
  Obligation:
    Retirees-------------------------   $ 19,079       4,915      12,183       4,038
    Active participants eligible to
      retire-------------------------      1,566         571         625         615
    Other active participants--------      5,824       1,658       4,144       1,154
                                          26,469       7,144      16,952       5,807
Unrecognized Net Loss----------------     (8,685)     (1,044)       (820)      --
    Accrued Postretirement Benefit
      Liability----------------------   $ 17,784       6,100      16,132       5,807

    The weighted average annual assumed rate of increase in the per capita cost of covered health care benefits was assumed to be 12% for 1994 decreasing gradually to 7% by the year 2010 and remains at that level thereafter. This health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, an increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement obligation as of December 31, 1993 by $2.9 million and the aggregate of service cost and interest cost components of net periodic postretirement benefits for the year then ended by $.4 million.

    Actuarial assumptions used to measure the accumulated postretirement benefit obligation at December 31, 1993 included a discount rate of 7% and a compensation rate increase of 4 1/2%. At December 31, 1992, the discount rate was 8 1/2% and the compensation rate increase was 6%.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

THRIFT PLAN

    The Company's employee thrift plan provides for contributions by eligible employees into designated investment funds with a matching contribution by the Company of 50% of the employee's basic contribution. The Company's contributions amounted to $482,000, $474,000 and $439,000 during 1993, 1992 and 1991, respectively. For the three months ended December 31, 1991, the Company's contributions amounted to $107,000.

COST REDUCTION PROGRAM AND OTHER EMPLOYEE TERMINATIONS

    In addition to the ESP settlement losses and other benefits and the retirement plan curtailment gain discussed above, during 1992 the Company incurred charges of $6.6 million for expenses to implement a cost reduction program and other employee terminations.

NOTE K -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company has various noncancellable operating leases related to convenience stores, equipment, property, vessels and other facilities. Lease terms range from one year to 40 years and generally contain multiple renewal options. Future minimum annual payments for operating leases, as of December 31, 1993, are as follows (in thousands):

1994---------------------------------  $  17,157
1995---------------------------------      4,946
1996---------------------------------      3,860
1997---------------------------------      3,265
1998---------------------------------      3,125
Thereafter---------------------------     13,885
    Total----------------------------  $  46,238

    Total rental expense was approximately $32.5 million, $24.3 million and $19.9 million for 1993, 1992 and 1991, respectively. Rental expense for 1993, 1992 and 1991 included $22.9 million, $12.0 million and $9.9 million, respectively, related to the lease of vessels used to transport crude oil to or refined products from the Company's Alaska refinery. The lease for one of these vessels extends through October 1994 with a renewal option available through October 1996. The lease for the second vessel extends through July 1994 with a renewal option available through January 1995. For the three months ended December 31, 1991, rental expense amounted to $6.0 million, of which $2.9 million related to the lease of a vessel.

GAS PURCHASE AND SALES CONTRACT

    The Company is selling gas from its Bob West Field to Tennessee Gas Pipeline Company ('Tennessee Gas') under a 1979 Gas Purchase and Sales Agreement ('Gas Contract') which expires in January 1999. The Gas Contract provides that the price of gas shall be the maximum price as calculated in accordance with the then effective Section 102(b)(2) ('Contract Price') of the Natural Gas Policy Act of 1978 ('NGPA').

    In August 1990, Tennessee Gas filed a civil action in the District Court of Bexar County, Texas against the Company and several other companies, seeking a Declaratory Judgment that the Gas Contract is not applicable to the Company's properties. Tennessee Gas claimed, among other things, that certain leases covered by the Gas Contract terminated and therefore were automatically released from the Gas Contract, eliminating the obligation of Tennessee Gas to purchase gas from the

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
Company. Tennessee Gas also challenged the quantity of gas which can be sold under the Gas Contract and contended that the gas sales price was to be calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. At December 31, 1993, the Section 101 price of $5.01 per mcf was $2.71 per mcf less than the Contract Price, but $2.75 per mcf above spot market prices.

    On June 24, 1992, the District Court trial judge returned a verdict in favor of the Company. The District Court's judgment, entered on July 8, 1992, ruled that Tennessee Gas must honor the Gas Contract pursuant to its terms. Tennessee Gas filed a motion for reconsideration in the District Court on the issue of the price to be paid for the gas under the Gas Contract, which was denied by the court. On September 11, 1992, Tennessee Gas appealed the judgment to the Court of Appeals for the Fourth Supreme Judicial District of Texas. On August 25, 1993, the Court of Appeals affirmed the validity of the Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals determined, however, (i) that the trial court erred in its summary judgment ruling that the Gas Contract was not an output contract under the Texas Business and Commerce Code ('TBCA') and
(ii) that a fact issue exists as to whether the increases in the volumes of gas tendered to Tennessee Gas under the Gas Contract were made in bad faith or were unreasonably disproportionate to prior tenders in contravention of the provisions of Section 2.306 of the TBCA. Accordingly, the Court of Appeals directed that this issue be remanded to the trial court in Bexar County, Texas. The Company filed a motion for rehearing with the appellate court regarding its decision that the Gas Contract creates an output contract governed by the TBCA. Tennessee Gas also filed a motion for rehearing with the appellate court regarding the portions of its decision upholding the judgment of the trial court. On January 26, 1994, the appellate court rendered its judgment denying all motions for rehearing in this matter and affirming its earlier ruling. The Company has appealed the appellate court ruling on the output contract issue to the Supreme Court of Texas. Tennessee Gas has also appealed to the Supreme Court of Texas that portion of the appellate court ruling denying the remaining Tennessee Gas claims. If the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, then the only issue for trial will be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties may have been made in bad faith or were unreasonably disproportionate. Management of the Company believes its tenders were reasonable under the Gas Contract and the market conditions at the time and will vigorously defend on this issue if put to trial. The Company continues to receive payment from Tennessee Gas based on the Contract Price.

    Although the outcome of any litigation is uncertain, management believes that the Tennessee Gas claims are without merit and, based upon advice from outside legal counsel, is confident that the decision of the trial court will ultimately be upheld as to the validity of the Gas Contract and the Contract Price; and that with respect to the output contract issue, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through December 31, 1993, under the Gas Contract based on the Contract Price, which net revenues aggregated $16.8 million more than the Section 101 prices and $31.0 million in excess of the spot market prices. An adverse judgment in this case could have a material adverse effect on the Company. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas $31.0 million, excluding any interest that may be awarded by the court, representing the difference between the spot price for gas and the Contract Price. For further information concerning the effect of the Gas Contract on certain of the Company's revenues and cash flows, see Note P.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

OTHER

    In March 1992, the Company received a Compliance Order and Notice of Violation from the U.S. Environmental Protection Agency ('EPA') alleging possible violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. The Company is continuing in its efforts to resolve these issues with the EPA; however, no final resolution has been reached. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the Company's business or financial condition.

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company is currently involved with two waste disposal sites in Louisiana at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at any site, the extent of the Company's allocated financial contribution to the cleanup of these sites is expected to be limited based on the number of companies and the volumes of waste involved. At each site, a number of large companies have also been named as potentially responsible parties and are expected to cooperate in the cleanup. The Company is also involved in remedial response and has incurred cleanup expenditures associated with environmental matters at a number of other sites including certain of its own properties.

    At December 31, 1993, the Company had accrued $6.2 million for environmental costs. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, service stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot presently be determined by the Company.

NOTE L -- REDEEMABLE PREFERRED STOCK

    In March 1983, the Company sold 2,875,000 shares of a series of redeemable preferred stock at $20 per share. The stock is held by MetLife which is a subsidiary of Metropolitan Life Insurance Company. The class of stock, of which there were 2,875,000 shares authorized, issued and outstanding at December 31, 1993 and 1992, has been designated the $2.20 Cumulative Convertible Preferred Stock ('$2.20 Preferred Stock'). This series has one vote per share, is convertible into .8696 shares of Common Stock for each share of Preferred Stock, has a stated value of $1 per share and a liquidation price of $20 per share plus accrued dividends. The $2.20 Preferred Stock ranks in parity with the $2.16 Cumulative Convertible Preferred Stock as to liquidation and dividends.

    The redeemable preferred stock was recorded at fair value on the date of issuance less issue costs. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the life of the issue. During 1993 and 1992, the carrying value of the redeemable preferred stock was increased for mandatorily redeemable accumulated dividends, not declared or paid, by charges to retained earnings. As of December 31, 1993, dividends in arrears on the $2.20 Preferred Stock amounted to approximately $19.8 million, or $6.87 1/2 per share.

    As discussed in Note B, in February 1994, the agreement between the Company and MetLife was amended with regard to such preferred shares to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends (aggregating $21.2 million at February 9, 1994) to have been paid, to allow the Company to pay future dividends in Common Stock in lieu of cash, to waive or refrain from exercising other rights of the $2.20 Preferred Stock and to grant to the

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
Company an option to purchase, during the next three years, all shares of the $2.20 Preferred Stock and Common Stock held by MetLife for approximately $53 million (amount at February 9, 1994, increasing by 12% to 14% annually) subject to certain conditions, in consideration for, among other things, the issuance by the Company to MetLife of 1,900,075 shares of Common Stock. Such additional shares will be subject to the option granted by MetLife. After giving effect to the Recapitalization, MetLife's Common and Preferred Stock holdings approximated 27% of the Company's voting securities. For information on the pro forma effects of these amendments, see Note B.

NOTE M -- COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

    For information regarding the effects of the Recapitalization on the Company's Common Stock and Other Stockholders' Equity, refer to Note B.

$2.16 CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Company has designated a class of preferred stock, of which there were 1,319,563 shares outstanding at December 31, 1993 and 1992 and 200,000 shares reserved for the granting of options under a stock option plan of the Company. This class, designated the $2.16 Cumulative Convertible Preferred Stock ('$2.16 Preferred Stock'), has voting rights, is convertible into Common Stock at the rate of 1.7241 shares of Common Stock for each share of Preferred Stock, has a stated value of $1 per share and a liquidation value of $25 per share, and is repurchasable at the option of the Company at liquidation value plus accrued dividends. The $2.16 Preferred Stock ranks in parity with the $2.20 Preferred Stock as to liquidation and dividends.

    During 1993 and 1992, the liability for accumulated dividends, not declared or paid, on the $2.16 Preferred Stock was accrued by charges to retained earnings. As of December 31, 1993, dividends in arrears on the $2.16 Preferred Stock amounted to approximately $8.9 million, or $6.75 per share.

    As discussed in Note B, in February 1994, the outstanding shares of the Company's $2.16 Preferred Stock, plus accrued and unpaid dividends thereon (aggregating $9.5 million at February 9, 1994), were reclassified into shares of the Company's Common Stock.

AMENDED INCENTIVE STOCK PLAN OF 1982 ('1982 PLAN')

    The Company's 1982 Plan provides for the granting of stock incentives in the form of stock options, stock appreciation rights and stock awards to officers and key employees. The stock options are exercisable in accordance with the option plans and expire no later than ten years from the date of grant.

    Stock appreciation rights are exercisable in three to five annual installments, normally beginning with the first anniversary date of the grant, and expire ten years from the date of grant. The stock appreciation rights entitle the employee to receive, without payment to the Company, the incremental increase in market value of the related stock from date of grant to date of exercise, payable in cash. Related compensation expense is charged to earnings over periods earned. During 1993, 1992 and 1991 and the three months ended December 31, 1991, no compensation expense was recognized since the market value of the Company's Common Stock remained below the exercise price.

    Stock awards totaling 83,015 common shares, 100,000 common shares and 12,000 common shares were granted at par value to certain employees of the Company in 1993, 1992 and 1991, respectively. Related compensation expense is charged to earnings over the periods that the shares are earned and amounted to $572,000, $142,000, $135,000 and $28,000 for 1993, 1992 and 1991 and the three months ended December 31, 1991, respectively.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    At December 31, 1993 and 1992 and September 30, 1991, the Company had 60,002, 392,566 and 852,381 unoptioned shares, respectively, available for granting of options, rights and awards under the 1982 Plan and 6,064,809, 6,084,809 and 6,093,231 shares of unissued Common Stock, respectively, reserved for conversion of preferred stock and the 1982 Plan. During 1988, an amendment to the 1982 Plan was approved which increased the number of shares of Common Stock which may be granted or transferred from 1,500,000 to 2,000,000. The additional shares will be registered with the Securities and Exchange Commission in 1994. The 1982 Plan expires on February 24, 1994 as to issuance of options, rights and awards; however, grants made before such date that have not been fully exercised will remain outstanding pursuant to their terms.

    A summary of activity in the 1982 Plan and a prior plan is set forth below:

                                          TOTAL             STOCK OPTIONS           STOCK APPRECIATION RIGHTS
                                         RESERVED     OUTSTANDING    EXERCISABLE    OUTSTANDING    EXERCISABLE
Balances at September 30, 1990-------     1,355,257       226,296        124,430        275,863        173,449
    Becoming exercisable-------------       --            --              39,684        --              40,230
    Cancelled or expired-------------       (25,207)       (4,491)        (4,491)       (31,999)       (31,999)
    Stock awards---------------------       (12,000)      --             --             --             --
Balances at September 30, 1991-------     1,318,050       221,805        159,623        243,864        181,680
    Granted at $4.837 to $4.840------       --            600,000        --             --             --
    Becoming exercisable-------------       --            --              34,243        --              34,248
    Cancelled or expired-------------       --           (109,171)       (90,786)      (119,414)      (101,030)
    Stock awards---------------------        (8,400)      --             --             --             --
Balances at December 31, 1992--------     1,309,650       712,634        103,080        124,450        114,898
    Granted at $2.925 to $5.250------       --            349,680        --             --             --
    Becoming exercisable-------------       --            --             127,044        --               7,042
    Cancelled or expired-------------       --            (45,444)       (44,278)       (54,687)       (53,521)
    Stock awards---------------------       (20,000)      --             --             --             --
Balances at December 31, 1993--------     1,289,650     1,016,870        185,846         69,763         68,419
Price per share or right-------------                     $2.925 to $12.625               $8.375 to $14.000

EXECUTIVE LONG-TERM INCENTIVE PLAN (THE '1993 PLAN')

    On February 9, 1994, the Company's shareholders approved the 1993 Plan which permits the issuance of awards in a variety of forms, including restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. The 1993 Plan provides for the grant of up to 1,250,000 shares of the Company's Common Stock and, unless earlier terminated, will expire as to the issuance of awards on September 15, 2003. No grants have been made pursuant to the 1993 Plan.

PREFERRED STOCK PURCHASE RIGHTS

    In November 1985, the Company's Board of Directors declared a distribution of one preferred stock purchase right for each share of the Company's Common Stock. Each right will entitle the holder to buy 1/100 of a share of a newly authorized Series A Participating Preferred Stock at an exercise price of $35 per right. The rights become exercisable on the tenth day after public announcement that a person or group has acquired 20% or more of the Company's Common Stock. The rights may be redeemed by the Company prior to becoming exercisable by action of the Board of Directors at a redemption price of $.05 per right. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to purchase stock of the acquiring company having a market value of twice the exercise price of each right. At December 31, 1993, there were 14,089,236 rights outstanding which will expire in December 1995. In conjunction with the Recapitalization in 1994 discussed in Note B, the Company issued an additional 8,365,934 rights.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE N -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

    Tesoro is primarily engaged in three business segments: crude oil refining and marketing of refined petroleum products; the exploration and production of natural gas; and oil field supply and distribution of fuels and lubricants. Geographically, the refining and marketing operations are concentrated in Alaska and on the West Coast, the exploration and production operations are located in South Texas and Bolivia, and the wholesale marketing of fuel and lubricants is conducted along the Texas and Louisiana Gulf Coast area. The Company sold its Indonesian exploration and production operations in May 1992. Income taxes, interest, general and administrative expenses and certain other corporate items are not allocated to the operating segments.

                                                               THREE MONTHS
                                            YEARS ENDED           ENDED         YEAR ENDED
                                            DECEMBER 31,       DECEMBER 31,    SEPTEMBER 30,
                                           1993       1992         1991            1991
                                                          (IN MILLIONS)
Gross Operating Revenues:
    Refining and Marketing(1)--------  $   687.2      810.7        196.8            898.6
    Exploration and Production:
        United States(2)-------------       50.5       18.8          2.4              5.2
        Bolivia----------------------       12.6       17.9          4.6             24.5
        Indonesia--------------------     --            6.0          5.5             29.5
    Oil Field Supply and
      Distribution-------------------       80.7       93.5         36.5            134.3
    Intersegment Eliminations(3)-----     --            (.4)        (5.2)            (7.1)
        Total------------------------  $   831.0      946.5        240.6          1,085.0
Operating Profit (Loss), Including
  Gain on Sales of Assets(4):
    Refining and Marketing-----------  $    15.2      (14.9)         1.7             19.3
    Exploration and Production:
        United States(2)-------------       32.3        8.9           .3               .6
        Bolivia----------------------        8.4       12.6          5.3             21.2
        Indonesia--------------------     --            7.6          1.8             13.8
    Oil Field Supply and
      Distribution-------------------       (3.6)      (4.7)        (1.2)             (.5)
        Total Operating Profit-------       52.3        9.5          7.9             54.4
Corporate and Unallocated Costs------      (33.6)     (49.4)        (5.4)           (35.4)
Earnings (Loss) Before Income Taxes
  and the
  Cumulative Effect of Accounting
  Changes----------------------------  $    18.7      (39.9)         2.5             19.0
Total Assets:
    Refining and Marketing-----------  $   281.5      308.0        328.5            322.7
    Exploration and Production:
        United States----------------       67.2       34.1         33.0             32.3
        Bolivia----------------------        6.5        2.9          6.8             15.6
        Indonesia--------------------     --             .3         10.7             11.8
    Oil Field Supply and
      Distribution-------------------       21.3       23.2         27.6             32.2
    Corporate------------------------       58.0       78.2         88.1             82.2
        Total Assets-----------------  $   434.5      446.7        494.7            496.8

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                              THREE MONTHS
                                           YEARS ENDED           ENDED         YEAR ENDED
                                           DECEMBER 31,       DECEMBER 31,    SEPTEMBER 30,
                                         1993       1992          1991            1991
                                                          (IN MILLIONS)
Depreciation, Depletion and
 Amortization:
    Refining and Marketing-----------  $    10.3       10.2          2.4              9.0
    Exploration and Production:
        United States----------------       11.1        4.9           .9              2.9
        Indonesia--------------------     --             .3           .6              1.7
    Oil Field Supply and
      Distribution-------------------         .4         .5           .1               .5
    Corporate------------------------         .8         .7           .2               .9
        Total------------------------  $    22.6       16.6          4.2             15.0
Capital Expenditures:
    Refining and Marketing-----------  $     7.1        3.7           .8              4.4
    Exploration and Production:
        United States----------------       29.3        8.9          2.9             17.8
        Indonesia--------------------     --             .4           .1              1.5
    Oil Field Supply and
      Distribution-------------------         .3        1.1       --                   .4
    Corporate------------------------         .8        1.3           .1               .4
        Total------------------------  $    37.5       15.4          3.9             24.5

  (1) INCLUDES REVENUES OF $20.5 MILLION, $101.0 MILLION AND $165.9 MILLION IN
      1993, 1992 AND 1991, RESPECTIVELY, DERIVED FROM EXPORT SALES TO CUSTOMERS
      IN FAR EASTERN MARKETS.

  (2) INCLUDES REVENUES AND OPERATING PROFIT OF $5.4 MILLION IN 1992 RESULTING
      FROM A CHANGE IN ESTIMATE OF THE COMPANY'S REVENUES FROM NATURAL GAS
      PRODUCTION IN SOUTH TEXAS (SEE NOTE K).

  (3) REPRESENTS INTERSEGMENT ELIMINATIONS, PRIMARILY SALES FROM REFINING AND
      MARKETING TO OIL FIELD SUPPLY AND DISTRIBUTION, AT PRICES WHICH
      APPROXIMATE MARKET.

  (4) OPERATING PROFIT REPRESENTS PRETAX EARNINGS (LOSS) BEFORE CERTAIN
      CORPORATE EXPENSES, INTEREST INCOME AND INTEREST EXPENSE. TOTAL OPERATING
      PROFIT HAS BEEN RECONCILED TO EARNINGS (LOSS) BEFORE INCOME TAXES AND THE
      CUMULATIVE EFFECT OF ACCOUNTING CHANGES. AS DISCUSSED IN NOTE E, OPERATING
      PROFIT FROM THE EXPLORATION AND PRODUCTION SEGMENT IN 1992 INCLUDES A $5.8
      MILLION GAIN FROM THE SALES OF THE COMPANY'S INDONESIAN OPERATIONS.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE O -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        QUARTERS
                                         FIRST      SECOND      THIRD     FOURTH
                                         (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
1993
    Total Revenues-------------------  $    226.5      186.2      215.2      207.0
    Operating Profit-----------------  $      6.0        8.9       13.1       24.3
    Net Earnings (Loss)--------------  $     (2.9)       1.5        1.7       16.7
    Earnings (Loss) Per Share:
        Primary----------------------  $     (.37)      (.06)      (.04)      1.00
        Fully Diluted----------------  $     (.37)      (.06)      (.04)       .87
    Market Price Per Common Share:
        High-------------------------  $    5 5/8      6 5/8      7 3/4      7 1/2
        Low--------------------------  $        3          5      5 1/8      5 1/8
1992
    Total Revenues-------------------  $    223.2      251.2      244.5      235.5
    Operating Profit-----------------  $      2.7        5.6        7.6       (6.4)
    Net Loss-------------------------  $    (32.0)      (5.5)      (3.5)     (24.9)
    Loss Per Primary and Fully
      Diluted Share------------------  $    (2.44)      (.56)      (.41)     (1.93)
    Market Price Per Common Share:
        High-------------------------  $    6 5/8      5 3/8      5 1/2      3 5/8
        Low--------------------------  $    4 5/8      4 1/4          3      2 1/2

    The 1993 second and fourth quarters included benefits of $3.0 million and $5.2 million, respectively, for resolution of several state tax issues. A $5.0 million charge for an inventory erosion was recorded in the 1993 third quarter. Included in the 1993 fourth quarter, however, was a $5.7 million offset to the inventory adjustment taken earlier in the year. Inventory levels at the 1993 year-end were greater than projected earlier in the year due to changing market conditions. The 1993 fourth quarter benefited from the decline in crude oil prices, while the Company's refined product margins held steady or improved.

    The 1992 first quarter included charges of $20.6 million for the cumulative effect of accounting changes, $2.4 million for a cost reduction program and $1.0 million for asset write-downs. The 1992 third quarter included a $5.8 million gain from the sales of the Company's Indonesian operations. The fourth quarter of 1992 included revenues and operating profit of $5.4 million ($.38 per share) resulting from a change in estimate of the Company's revenues from natural gas production in the South Texas field (see Note K) and additional charges of $10.5 million for the settlement with the State of Alaska and $5.6 million for the cost reduction program and other employee terminations.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE P -- OIL AND GAS PRODUCING ACTIVITIES

    The following information regarding the Company's exploration and production activities should be read in conjunction with Notes E and K.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                           DECEMBER 31,        SEPTEMBER 30,
                                          1993       1992          1991
                                                  (IN THOUSANDS)
Capitalized Costs:
    Proved properties----------------  $   60,489     34,050       29,100
    Unproved properties:
        Properties being
          amortized------------------      12,856     11,132        8,511
        Properties not being
          amortized------------------       1,959      1,482        8,242
                                           75,304     46,664       45,853
    Accumulated depreciation,
      depletion and amortization-----      26,118     15,006       15,713
        Net Capitalized Costs--------  $   49,186     31,658       30,140

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

                                         UNITED
                                         STATES     BOLIVIA    INDONESIA     TOTAL
                                                      (IN THOUSANDS)
Year Ended December 31, 1993:
    Property acquisition,
      unproved-----------------------   $    887     --           --            887
    Exploration----------------------      2,257     --           --          2,257
    Development----------------------     25,496     --           --         25,496
                                        $ 28,640     --           --         28,640
Year Ended December 31, 1992:
    Property acquisition,
      unproved-----------------------   $      9     --           --              9
    Exploration----------------------        977        6           333       1,316
    Development----------------------      7,922     --             109       8,031
                                        $  8,908        6           442       9,356
Three Months Ended December 31, 1991:
    Property acquisition,
      unproved-----------------------   $     (7)    --           --             (7)
    Exploration----------------------      1,037       15            24       1,076
    Development----------------------      1,881     --              60       1,941
                                        $  2,911       15            84       3,010
Year Ended September 30, 1991:
    Property acquisition,
      unproved-----------------------   $    582     --               3         585
    Exploration----------------------      9,975       45             9      10,029
    Development----------------------      7,226     --           1,476       8,702
                                        $ 17,783       45         1,488      19,316

    The Company's investment in oil and gas properties included $2.0 million in unevaluated properties which have been excluded from the amortization base as of December 31, 1993. The

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
Company anticipates that the majority of these costs, substantially all of which were incurred in 1993, will be included in the amortization base during 1994.

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

    The following table sets forth the results of operations for oil and gas producing activities, in the aggregate by geographic area, with income tax expense computed using the statutory tax rate for the period adjusted for permanent differences, tax credits and allowances.

                                         UNITED
                                        STATES(1)    BOLIVIA    INDONESIA     TOTAL
                                             (IN THOUSANDS EXCEPT AS INDICATED)
Year Ended December 31, 1993:
    Gross revenues -- sales to
      nonaffiliates------------------   $  50,228     12,594       --         62,822
    Production costs-----------------       6,763      1,152       --          7,915
    Administrative support and
      other--------------------------         939      3,046       --          3,985
    Depreciation, depletion and
      amortization-------------------      11,111      --          --         11,111
    Pretax results of operations-----      31,415      8,396       --         39,811
    Income tax expense---------------       6,647      5,160       --         11,807
    Results of operations from
      producing activities(2)--------   $  24,768      3,236       --         28,004
    Depletion rates per net
      equivalent mcf-----------------   $     .78      --          --
Year Ended December 31, 1992:
    Gross revenues -- sales to
      nonaffiliates------------------   $  18,850     17,898       5,975      42,723
    Production costs-----------------       3,796        688       3,698       8,182
    Administrative support and
      other--------------------------       1,216      4,635         107       5,958
    Gain (loss) on sales of
      assets-------------------------          (3)     --          5,750(3)    5,747
    Depreciation, depletion and
      amortization-------------------       4,862      --            336       5,198
    Pretax results of operations-----       8,973     12,575       7,584      29,132
    Income tax expense---------------         305      7,108       3,066      10,479
    Results of operations from
      producing activities(2)--------   $   8,668      5,467       4,518      18,653
    Depletion rates per net
      equivalent mcf-----------------   $     .95      --            .15
Three Months Ended December 31, 1991:
    Gross revenues -- sales to
      nonaffiliates------------------   $   2,426      4,634       5,474      12,534
    Production costs-----------------       1,071        122       2,915       4,108
    Administrative support and
      other--------------------------         242       (765)(5)      107       (416)
    Depreciation, depletion and
      amortization-------------------         848      --            606       1,454
    Pretax results of operations-----         265      5,277       1,846       7,388
    Income tax expense---------------           9      2,744       1,413       4,166
    Results of operations from
      producing activities(2)--------   $     256      2,533         433       3,222
    Depletion rates per net
      equivalent mcf-----------------   $     .94      --            .31
Year Ended September 30, 1991:
    Gross revenues -- sales to
      nonaffiliates------------------   $   5,179     24,557      29,507      59,243
    Production costs-----------------       1,218        650       9,467      11,335
    Administrative support and
      other--------------------------         424      2,710       4,497(4)    7,631
    Depreciation, depletion and
      amortization-------------------       2,920      --          1,712       4,632
    Pretax results of operations-----         617     21,197      13,831      35,645
    Income tax expense---------------          12     12,015       8,766      20,793
    Results of operations from
      producing activities(2)--------   $     605      9,182       5,065      14,852
    Depletion rates per net
      equivalent mcf-----------------   $    1.06      --            .22

  (1) SEE NOTE K REGARDING LITIGATION INVOLVING A NATURAL GAS SALES CONTRACT.

  (2) EXCLUDES CORPORATE GENERAL AND ADMINISTRATIVE AND FINANCING COSTS.

  (3) REPRESENTS GAIN FROM THE SALES OF THE COMPANY'S INDONESIAN OPERATIONS EFFECTIVE MAY 1, 1992.

  (4) INCLUDES A $2.0 MILLION CHARGE FOR AN ARBITRATION AWARD INVOLVING A ROYALTY DISPUTE ON INDONESIAN CRUDE OIL PRODUCTION.

  (5) INCLUDES A $1.3 MILLION CREDIT FOR BOLIVIAN TRANSACTION TAXES.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES
  (UNAUDITED)

    The following table sets forth the computation of the standardized measure of discounted future net cash flows relating to proved reserves and the changes in such cash flows in accordance with Statement of Financial Accounting Standards No. 69 ('SFAS No. 69'). The standardized measure is the estimated excess future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from production of year-end quantities of proved reserves based on year-end prices and any fixed and determinable future escalation provided by contractual arrangements in existence at year-end. Escalation based on inflation, federal regulatory changes and supply and demand are not considered. Estimated future production costs related to year-end reserves are based on year-end costs. Such costs include, but are not limited to, production taxes and direct operating costs. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given for the effects of permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

    The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. The standardized measure is not intended to be representative of the fair market value of the Company's proved reserves. The calculations of revenues and costs do not necessarily represent the amounts to be received or expended by the Company.

    As indicated in Note K, certain of the Company's South Texas production activities are involved in litigation pertaining to a natural gas sales contract with Tennessee Gas. Although the outcome of any litigation is uncertain, based upon advice from outside legal counsel, management believes that the Company will ultimately prevail in this dispute. Accordingly, the Company has based its calculation of the standardized measure of discounted future net cash flows on the Contract Price which it is currently receiving. However, if Tennessee Gas were to prevail, the impact on the Company's future revenues and cash flows would be significant. Based on the Contract Price, the standardized measure of discounted future net cash flows relating to proved reserves in the United States at December 31, 1993 was $103 million compared to $59 million at spot market prices.

                                         UNITED
                                         STATES(1)     BOLIVIA     INDONESIA      TOTAL
                                                    (IN THOUSANDS)
As of December 31, 1993:
    Future cash inflows--------------  $   315,788      133,363      --           449,151
    Future production costs----------      (59,398)     (31,092)     --           (90,490)
    Future development costs---------      (48,020)      (2,981)     --           (51,001)
    Future net cash flows before
      income tax expense-------------      208,370       99,290      --           307,660
    Future income tax expense--------      (76,500)     (52,334)     --          (128,834)
    Future net cash flows------------      131,870       46,956      --           178,826
    10% annual discount factor-------      (29,118)     (20,516)     --           (49,634)
    Standardized measure of
      discounted future net cash
      flows--------------------------  $   102,752       26,440      --           129,192

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                         UNITED
                                        STATES(1)     BOLIVIA     INDONESIA      TOTAL
                                                        (IN THOUSANDS)
As of December 31, 1992:
    Future cash inflows--------------  $   215,172      146,555      --           361,727
    Future production costs----------      (33,162)     (40,374)     --           (73,536)
    Future development costs---------      (30,294)      (9,248)     --           (39,542)
    Future net cash flows before
      income tax expense-------------      151,716       96,933      --           248,649
    Future income tax expense--------      (42,884)     (56,682)     --           (99,566)
    Future net cash flows------------      108,832       40,251      --           149,083
    10% annual discount factor-------      (21,744)     (16,628)     --           (38,372)
    Standardized measure of
      discounted future net cash
      flows--------------------------  $    87,088       23,623      --           110,711
As of December 31, 1991:
    Future cash inflows--------------  $    69,405      289,143     113,877       472,425
    Future production costs----------      (10,167)     (52,667)    (87,913)     (150,747)
    Future development costs---------      (13,334)     (11,760)     (8,545)      (33,639)
    Future net cash flows before
      income tax expense-------------       45,904      224,716      17,419       288,039
    Future income tax expense--------       (4,179)    (127,824)    (12,178)     (144,181)
    Future net cash flows------------       41,725       96,892       5,241       143,858
    10% annual discount factor-------      (10,853)     (46,023)     --           (56,876)
    Standardized measure of
      discounted future net cash
      flows--------------------------  $    30,872       50,869       5,241        86,982
As of September 30, 1991:
    Future cash inflows--------------  $    67,514      302,022      88,234       457,770
    Future production costs----------      (11,184)     (53,482)    (68,400)     (133,066)
    Future development costs---------      (13,370)     (11,760)     (8,260)      (33,390)
    Future net cash flows before
      income tax expense-------------       42,960      236,780      11,574       291,314
    Future income tax expense--------       (5,457)    (136,543)     (6,352)     (148,352)
    Future net cash flows------------       37,503      100,237       5,222       142,962
    10% annual discount factor-------       (7,147)     (45,955)       (814)      (53,916)
    Standardized measure of
      discounted future net cash
      flows--------------------------  $    30,356       54,282       4,408        89,046

  (1) SEE NOTE K REGARDING LITIGATION INVOLVING A NATURAL GAS SALES CONTRACT.

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS
                                             YEARS ENDED            ENDED         YEAR ENDED
                                            DECEMBER 31,         DECEMBER 31,    SEPTEMBER 30,
                                          1993         1992          1991            1991
                                                           (IN THOUSANDS)
Sales and transfers of oil and gas
  produced, net of production
  costs------------------------------  $   (52,766)    (31,208)      (8,713)         (45,005)
Net changes in prices and production
  costs------------------------------      (21,160)    (32,397)         222          (29,828)
Extensions, discoveries and
  improved recovery------------------       73,792     104,219        1,802           19,998
Development costs incurred-----------       25,510      10,012        2,289            9,544
Revisions of estimated future
  development costs------------------      (24,052)    (18,666)     (2,316)          (12,633)
Revisions of previous quantity
  estimates--------------------------       31,031     (15,384)       4,565          (37,392)
Purchases and sales of minerals
  in-place---------------------------      --           (5,884)      --               47,418
Accretion of discount----------------       11,071       8,174        2,226           10,251
Net changes in income taxes----------      (24,945)      4,863       (2,139)          24,197
Net increase (decrease)--------------       18,481      23,729       (2,064)         (13,450)
Beginning of period------------------      110,711      86,982       89,046          102,496
End of period------------------------  $   129,192     110,711       86,982           89,046

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

RESERVE QUANTITY INFORMATION (UNAUDITED)

    The following estimates of the Company's proved oil and gas reserves are based on evaluations prepared by Netherland, Sewell & Associates, Inc. (except for estimates of reserves at December 31, 1991 for properties in Bolivia and for all periods for properties in Indonesia, which estimates were prepared by the Company's in-house engineers). Reserves were estimated in accordance with guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

                                         UNITED
                                         STATES(2)    BOLIVIA      TOTAL
Proved Gas Reserves (millions of
  cubic feet)(1):
    At September 30, 1990------------      11,118      85,040      96,158
    Revisions of previous
      estimates----------------------      (1,217)        696        (521)
    Purchase of minerals in-place----      --          36,545      36,545
    Extensions, discoveries and other
      additions----------------------      25,950      --          25,950
    Production-----------------------      (2,710)     (7,052)     (9,762)
    At September 30, 1991------------      33,141     115,229     148,370
    Revisions of previous
      estimates----------------------       1,054         (35)      1,019
    Extensions, discoveries and other
      additions----------------------       3,585      --           3,585
    Production-----------------------        (896)     (1,729)     (2,625)
    At December 31, 1991-------------      36,884     113,465     150,349
    Revisions of previous
      estimates----------------------      (9,601)        651      (8,950)
    Extensions, discoveries and other
      additions----------------------      53,952      --          53,952
    Production-----------------------      (5,110)     (7,108)    (12,218)
    Sales of minerals in-place-------      (2,372)     --          (2,372)
    At December 31, 1992-------------      73,753     107,008     180,761
    Revisions of previous
      estimates----------------------      16,304        (693)     15,611
    Extensions, discoveries and other
      additions----------------------      44,291      --          44,291
    Production-----------------------     (14,150)     (7,020)    (21,170)
    At December 31, 1993(3)----------     120,198      99,295     219,493
Proved Developed Gas Reserves
  included above
  (millions of cubic feet):
    At September 30, 1990------------       5,046      79,623      84,669
    At September 30, 1991------------      18,011     107,765     125,776
    At December 31, 1991-------------      21,187     106,036     127,223
    At December 31, 1992-------------      34,160      91,376     125,536
    At December 31, 1993(3)----------      65,652      99,295     164,947

                          TESORO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                           UNITED
                                           STATES        BOLIVIA    INDONESIA     TOTAL
Proved Oil Reserves (thousands of
  barrels)(1):
    At September 30, 1990------------          4            2,058     11,226       13,288
    Revisions of previous
      estimates----------------------          2               59     (5,513)      (5,452)
    Purchase of minerals in-place----      --                 953      --             953
    Extensions, discoveries and other
      additions----------------------          3           --          --               3
    Production-----------------------         (4)            (242)    (1,209)      (1,455)
    At September 30, 1991------------          5            2,828      4,504        7,337
    Revisions of previous
      estimates----------------------      --                   1      1,333        1,334
    Production-----------------------         (1)             (58)      (266)        (325)
    At December 31, 1991-------------          4            2,771      5,571        8,346
    Revisions of previous
      estimates----------------------          1             (266)     --            (265)
    Production-----------------------         (1)            (242)      (328)        (571)
    Sales of minerals in-place-------         (4)          --         (5,243)      (5,247)
    At December 31, 1992-------------      --               2,263      --           2,263
    Revisions of previous
      estimates----------------------      --                 152      --             152
    Production-----------------------      --                (242)     --            (242)
    At December 31, 1993(3)----------      --               2,173      --           2,173
Proved Developed Oil Reserves
  included above (thousands of
  barrels):
    At September 30, 1990------------          4            1,987     11,226       13,217
    At September 30, 1991------------          5            2,738      4,504        7,247
    At December 31, 1991-------------          4            2,680      5,571        8,255
    At December 31, 1992-------------      --               2,098      --           2,098
    At December 31, 1993(3)----------      --               2,173      --           2,173

  (1) THE COMPANY WAS NOT REQUIRED TO FILE RESERVE ESTIMATES WITH FEDERAL AUTHORITIES OR AGENCIES DURING THE PERIODS PRESENTED.

  (2) SEE NOTE K REGARDING LITIGATION INVOLVING A NATURAL GAS SALES CONTRACT.

  (3) NO MAJOR DISCOVERY OR ADVERSE EVENT HAS OCCURRED SINCE DECEMBER 31, 1993 THAT WOULD CAUSE A SIGNIFICANT CHANGE IN PROVED RESERVES.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                      ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required under this Item will be contained in the Company's 1994 Proxy Statement which is incorporated herein by reference.

    See also Executive Officers of the Registrant under Business in Item 1.

ITEM 11.                     EXECUTIVE COMPENSATION

    Information required under this Item will be contained in the Company's 1994 Proxy Statement which is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                             OWNERS AND MANAGEMENT

    Information required under this Item will be contained in the Company's 1994 Proxy Statement which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this Item will be contained in the Company's 1994 Proxy Statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

                              REPORTS ON FORM 8-K

  (A)  1. FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of Tesoro Petroleum Corporation and its subsidiaries are included in Part II,
          Item 8 of this Form 10-K:

                                        PAGE

         Independent Auditors'
        Report-----------------------     33
         Statements of Consolidated
        Operations -- Years Ended
        December 31, 1993, December
        31, 1992 and September 30,
        1991 and Three Months Ended
        December 31, 1991------------     34
         Consolidated Balance
        Sheets -- December 31, 1993
        and December 31, 1992--------     35
         Statements of Consolidated
        Common Stock and Other
        Stockholders' Equity -- Years
        Ended December 31, 1993,
        December 31, 1992 and
        September 30, 1991 and Three
        Months Ended December 31,
        1991-------------------------     37
         Statements of Consolidated
        Cash Flows -- Years Ended
        December 31, 1993, December
        31, 1992 and September 30,
        1991 and Three Months Ended
        December 31, 1991------------     38
         Notes to Consolidated
        Financial Statements---------     39

    2.  FINANCIAL STATEMENT SCHEDULES

[CAPTION]
                                        PAGE
          Schedule II -- Amounts
            Receivable From Related
            Parties and Underwriters,
            Promoters and Employees
            Other Than Related
            Parties -- Years Ended
            December 31, 1993,
            December 31, 1992 and
            September 30, 1991 and
            Three Months Ended
            December 31, 1991--------     75
          Schedule V -- Consolidated
            Property, Plant and
            Equipment -- Years Ended
            December 31, 1993,
            December 31, 1992 and
            September 30, 1991 and
            Three Months Ended
            December 31, 1991--------     76
          Schedule VI -- Consolidated
            Accumulated Depreciation,
            Depletion and
            Amortization of Property,
            Plant and
            Equipment -- Years Ended
            December 31, 1993,
            December 31, 1992 and
            September 30, 1991 and
            Three Months Ended
            December 31, 1991--------     77
          Schedule
            VIII -- Consolidated
            Valuation and Qualifying
            Accounts and
            Reserves -- Years Ended
            December 31, 1993,
            December 31, 1992 and
            September 30, 1991 and
            Three Months Ended
            December 31, 1991--------     78
              All other schedules are
        omitted because of the
        absence of the conditions
        under which they are required
        or because the required
        information is included in
        the Consolidated Financial
        Statements or notes thereto.

    3.  EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
       3         Restated Certificate of Incorporation of the Company.
       3(a)      By-Laws of the Company, as amended through February 9, 1994.
       3(b)      Amendment to Restated Certificate of Incorporation of the Company adding a new
                 Article IX limiting Directors' Liability.
       3(c)      Certificate of Designation Establishing a Series of $2.20 Cumulative Convertible
                 Preferred Stock, dated as of January 26, 1983.
       3(d)      Certificate of Designation Establishing a Series A Participating Preferred Stock,
                 dated as of December 16, 1985.
       3(e)      Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of
                 Incorporation of the Company amending Article IV, Article V, Article VII and
                 Article VIII.
       4(a)      12 3/4% Subordinated Debentures due March 15, 2001, Form of Indenture, dated March
                 15, 1983 (incorporated by reference herein to Exhibit 4(b) to Registration
                 Statement No. 2-81960).
       4(b)      13% Exchange Notes due December 1, 2000, Indenture dated February 8, 1994
                 (incorporated by reference herein to Exhibit 2 to the Company's Registration
                 Statement on Form 8-A filed March 2, 1994).
       4(c)      Rights Agreement dated December 16, 1985 between the Company and Chemical Bank,
                 N.A., successor to Interfirst Bank Fort Worth, N.A. (incorporated by reference herein to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1985, File No. 1-3473).
       4(d)      Amendment to Rights Agreement dated December 16, 1985 between the Company and
                 Chemical Bank, N.A. (incorporated by reference herein to Exhibit 4(c) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
                 File No. 1-3473).

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
       4(e)      Copy of Forbearance Agreement dated as of March 24, 1993 between the Company and
                 MetLife Security Insurance Company of Louisiana (incorporated by reference herein to Exhibit 4(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
       4(f)      Copy of Amendment to the Forbearance Agreement dated as of November 12, 1993 between the Company and MetLife Security Insurance Company of Louisiana
                 (incorporated by reference herein to Exhibit 4(o) of the Company's Registration
                 Statement No. 33-68282 on Form
                 S-4).
       4(g)      Copy of Memorandum of Understanding dated as of August 31, 1993 between the Company and MetLife Security Insurance Company of Louisiana (incorporated by reference herein to Exhibit 10(q) of the Company's Registration Statement No. 33-68282 on
                 Form S-4).
       4(h)      Copy of Amended Memorandum of Understanding dated as of December 14, 1993 between the Company and MetLife Security Insurance Company of Louisiana. (incorporated by reference herein to Exhibit 4(p) of the Company's Registration Statement No.
                 33-68282 on Form
                 S-4).
       4(i)      Stock Purchase Agreement dated as of February 9, 1994 between the Company and
                 MetLife Security Insurance Company of Louisiana.
       4(j)      Registration Rights Agreement dated February 9, 1994 between the Company and
                 MetLife Security Insurance Company of Louisiana.
       4(k)      Call Option Agreement dated February 9, 1994 between the Company and MetLife
                 Security Insurance Company of Louisiana.
       4(l)      Copy of Tesoro Exploration and Production Company's Loan Agreement dated as of
                 October 29, 1993 (incorporated by reference herein to Exhibit 4(b) to the Company's report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3473).
       4(m)      Copy of Agreement for Waiver and Substitution of Collateral dated as of September
                 30, 1993 by and between Tesoro Alaska Petroleum Company and the State of Alaska
                 (incorporated by reference herein to Exhibit 4(c) to the Company's report on Form
                 10-Q for the quarter ended September 30, 1993, File No. 1-3473).
      10(a)      Form of Executive Agreement providing for continuity of management between the
                 Company and its senior officers dated June 28, 1984 (incorporated by reference herein to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984, File No. 1-3473).
      10(b)      Form of Amendment to Executive Agreements between the Company and its senior officers dated September 30, 1987 (incorporated by reference herein to Exhibit
                 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1987, File No. 1-3473).
      10(c)      Form of Second Amendment to Executive Agreements between the Company and its senior officers dated February 28, 1990 (incorporated by reference herein to Exhibit 10(e)
                 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                 1990, File No.
                 1-3473).
    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
      10(d)      The Company's Amended Executive Security Plan, as amended through November 13,
                 1989, and Funded Executive Security Plan, as amended through February 28, 1990, for executive officers and key personnel (incorporated by reference herein to Exhibit
                 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1990, File No. 1-3473).
      10(e)      Sixth Amendment to the Company's Amended Executive Security Plan and Seventh
                 Amendment to the Company's Funded Executive Security Plan, both dated effective
                 March 6, 1991 (incorporated by reference herein to Exhibit 10(g) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No.
                 1-3473).
      10(f)      Employment Agreement between the Company and Michael D. Burke dated July 27, 1992
                 (incorporated by reference herein to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
      10(g)      Employment Agreement between the Company and Bruce A. Smith dated September 14,
                 1992 (incorporated by reference herein to Exhibit 10(k) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
      10(h)      Employment Agreement between the Company and Gaylon H. Simmons dated January 4,
                 1993 (incorporated by reference herein to Exhibit 10(l) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
      10(i)      The Company's Amended Incentive Stock Plan of 1982, as amended through February 24,
                 1988 (incorporated by reference herein to Exhibit 10(t) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1988, File No. 1-3473).
      10(j)      Resolution approved by the Company's stockholders on April 30, 1992 extending the term of the Company's Amended Incentive Stock Plan of 1982 to February 24, 1994
                 (incorporated by reference herein to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
      10(k)      Copy of the Company's Executive Long-Term Incentive Plan.
      10(l)      Agreement for the Sale and Purchase of Royalty Oil between Tesoro Alaska Petroleum
                 Company and the State of Alaska (for the sale of Prudhoe Bay Royalty Oil), dated
                 February 26, 1982 (incorporated by reference herein to Exhibit 10(p) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984,
                 File No.
                 1-3473).
      10(m)      Copy of Settlement Agreement dated effective January 19, 1993, between Tesoro
                 Petroleum Corporation, Tesoro Alaska Petroleum Company and the State of Alaska
                 (incorporated by reference herein to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3473).
      10(n)      Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference herein to Exhibit B to the Company's Proxy
                 Statement for the Annual Meeting of Stockholders held on February 25, 1987, File
                 No. 1-3473).
      10(o)      Gas Purchase and Sales Agreement dated January 16, 1979 (incorporated by reference herein to Exhibit 10(p) of the Company's Registration Statement No. 33-68282 on
                 Form S-4).
      11         Statement of computation of earnings (loss) per share.

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBIT
      22         Subsidiaries of the Company.
      24(a)      Consent of Deloitte & Touche.
      24(b)      Consent of Netherland, Sewell & Associates, Inc.

  (b)  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended
       December 31, 1993.

SCHEDULE II

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     SCHEDULE II -- AMOUNTS RECEIVABLE FROM
                  RELATED PARTIES AND UNDERWRITERS, PROMOTERS
                    AND EMPLOYEES OTHER THAN RELATED PARTIES

                             (DOLLARS IN THOUSANDS)

                                        BALANCE AT                               BALANCE AT
                                        BEGINNING                                  CLOSE
           NAME OF DEBTOR               OF PERIOD     ADDITIONS    DEDUCTIONS    OF PERIOD
Tesoro-Leevac Petroleum Company(1):
Year Ended September 30, 1991--------    $ --            5,134        --            5,134
Three Months Ended December 31,
  1991-------------------------------    $  5,134        --             335         4,799
Year Ended December 31, 1992---------    $  4,799        --           4,799         --
Year Ended December 31, 1993---------    $ --            --           --            --

  (1) RECEIVABLE REPRESENTED WORKING CAPITAL FINANCING PROVIDED TO TESORO-LEEVAC
      PETROLEUM COMPANY, A JOINT VENTURE FORMERLY 50%-OWNED BY THE COMPANY. A
      PORTION OF THIS RECEIVABLE WAS REPRESENTED BY A NOTE RECEIVABLE WITH
      INTEREST PAID MONTHLY AT THE PRIME RATE. THE BALANCE REPRESENTED
      SHORT-TERM FINANCING FOR PRODUCT PURCHASES PAYABLE UNDER NORMAL SALES
      TERMS. EFFECTIVE DECEMBER 31, 1992, THE COMPANY ACQUIRED THE REMAINING 50%
      INTEREST IN THIS JOINT VENTURE AND TRANSFERRED THESE OPERATIONS TO ITS
      SUBSIDIARY, TESORO PETROLEUM DISTRIBUTING COMPANY.

                                                                      SCHEDULE V

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
            SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN THOUSANDS)

                                        BALANCE
                                          AT                                                            BALANCE AT
                                       BEGINNING   ADDITIONS       SALES OR       OTHER CHANGES(2)        CLOSE
                                       OF PERIOD    AT COST     RETIREMENTS(1)    DEBITS     CREDITS    OF PERIOD
Year Ended September 30, 1991:
  Refining and Marketing-------------  $ 257,855      4,418             536          9,626(3)   --        271,363
  Exploration and Production---------     26,573     19,316         --              --           36        45,853
  Oil Field Supply and
   Distribution----------------------     15,933        422             480            240     --          16,115
  Corporate--------------------------     15,737        328              82             44     --          16,027
                                       $ 316,098     24,484           1,098          9,910       36       349,358
Three Months Ended December 31, 1991:
  Refining and Marketing-------------  $ 271,363        745               3              9     --         272,114
  Exploration and Production---------     45,853      3,010         --                   1     --          48,864
  Oil Field Supply and
   Distribution----------------------     16,115         13              25         --         --          16,103
  Corporate--------------------------     16,027         90         --                   1     --          16,118
                                       $ 349,358      3,858              28             11     --         353,199
Year Ended December 31, 1992:
  Refining and Marketing-------------  $ 272,114      3,678             767            188     --         275,213
  Exploration and Production---------     48,864      9,356          11,512         --           44        46,664
  Oil Field Supply and
   Distribution----------------------     16,103      1,129             370         --          497        16,365
  Corporate--------------------------     16,118      1,283           7,199            229     --          10,431
                                       $ 353,199     15,446          19,848            417      541       348,673
Year Ended December 31, 1993:
  Refining and Marketing-------------  $ 275,213      7,103             420            390     --         282,286
  Exploration and Production---------     46,664     29,306         --                 673     --          76,643
  Oil Field Supply and
   Distribution----------------------     16,365        250             179         --        1,023        15,413
  Corporate--------------------------     10,431        792             102         --         --          11,121
                                       $ 348,673     37,451             701          1,063    1,023       385,463

  (1) FOR FURTHER INFORMATION REGARDING DISPOSITION OF ASSETS, SEE NOTE E OF
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN
     ITEM 8.

  (2) RECLASSIFICATIONS AND TRANSFERS TO OR FROM OTHER BALANCE SHEET ACCOUNTS.

  (3) INCLUDES THE ACQUISITION OF THE REMAINING INTEREST IN A CONVENIENCE STORE
      OPERATION.

SCHEDULE VI

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN THOUSANDS)

                                                       ADDITIONS
                                        BALANCE AT    CHARGED TO                       OTHER CHANGES(3)     BALANCE AT
                                        BEGINNING      COSTS AND        SALES OR                              CLOSE
                                        OF PERIOD     EXPENSES(1)    RETIREMENTS(2)    DEBITS    CREDITS    OF PERIOD
Year Ended September 30, 1991:
  Refining and Marketing-------------   $   92,805        9,019               41        --        3,192 (4)   104,975
  Exploration and Production---------       11,081        4,632          --             --         --          15,713
  Oil Field Supply and
   Distribution----------------------       10,070          507              430           2       --          10,145
  Corporate--------------------------       10,095          847               73        --          155        11,024
                                        $  124,051       15,005              544           2      3,347       141,857
Three Months Ended
  December 31, 1991:
  Refining and Marketing-------------   $  104,975        2,441                3          14       --         107,399
  Exploration and Production---------       15,713        1,454          --             --         --          17,167
  Oil Field Supply and
   Distribution----------------------       10,145          120               22        --            1        10,244
  Corporate--------------------------       11,024          210          --             --            1        11,235
                                        $  141,857        4,225               25          14          2       146,045
Year Ended December 31, 1992:
  Refining and Marketing-------------   $  107,399       10,191              212          94       --         117,284
  Exploration and Production---------       17,167        5,198            7,359        --         --          15,006
  Oil Field Supply and
   Distribution----------------------       10,244          464              324        --            8        10,392
  Corporate--------------------------       11,235          699            4,425        --         --           7,509
                                        $  146,045       16,552           12,320          94          8       150,191
Year Ended December 31, 1993:
  Refining and Marketing-------------   $  117,284       10,263              227        --          494       127,814
  Exploration and Production---------       15,006       11,143          --             --           49        26,198
  Oil Field Supply and
   Distribution----------------------       10,392          392              149         579       --          10,056
  Corporate--------------------------        7,509          793               87        --           29         8,244
                                        $  150,191       22,591              463         579        572       172,312

  (1) THE ANNUAL PROVISIONS FOR DEPRECIATION (GENERALLY STRAIGHT-LINE METHOD)
      HAVE BEEN COMPUTED PRINCIPALLY IN ACCORDANCE WITH THE FOLLOWING RANGES OF
      RATES:

REFINING AND MARKETING---------------   3 YEARS TO 34 YEARS
EXPLORATION AND PRODUCTION-----------   3 YEARS TO 20 YEARS
OIL FIELD SUPPLY AND DISTRIBUTION----   3 YEARS TO 45 YEARS
CORPORATE----------------------------   3 YEARS TO 20 YEARS

     THE ANNUAL PROVISION FOR DEPLETION FOR EXPLORATION AND PRODUCTION ASSETS
     HAS BEEN COMPUTED ON A UNIT-OF-PRODUCTION METHOD BASED UPON PRODUCTION OF
     OIL AND GAS RESERVES. LEASEHOLD IMPROVEMENTS ARE BEING AMORTIZED OVER THE
     TERM OF THE LEASE OR ESTIMATED USEFUL LIFE OF THE IMPROVEMENT, WHICHEVER
     PERIOD IS LESS. DEPRECIATION AND AMORTIZATION ARE PROVIDED NET OF SALVAGE
     VALUE (GENERALLY 10% EXCEPT FOR THE ALASKA REFINERY WHICH IS 20%) OF THE
     ASSETS.

  (2) FOR FURTHER INFORMATION REGARDING THE DISPOSITION OF ASSETS, SEE NOTE E OF
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 8.

  (3) RECLASSIFICATIONS AND TRANSFERS TO OR FROM OTHER BALANCE SHEET ACCOUNTS.

  (4) INCLUDES THE ACQUISITION OF THE REMAINING INTEREST IN A CONVENIENCE STORE
      OPERATION.

                                                                   SCHEDULE VIII

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
  SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                        BALANCE AT     CHARGED TO    CHARGED TO     DEDUCTIONS    BALANCE AT
                                         BEGINNING     COSTS AND        OTHER          FROM         CLOSE
                                         OF PERIOD      EXPENSES     ACCOUNTS(1)    RESERVE(2)    OF PERIOD
Allowance for Doubtful Accounts
  (deducted from current receivables
  in the balance sheet):
    Year Ended September 30, 1991----     $ 5,957          3,508           538          3,934         6,069
    Three Months Ended December 31,
      1991---------------------------     $ 6,069            305        --              2,306         4,068
    Year Ended December 31, 1992-----     $ 4,068            937           396          2,814         2,587
    Year Ended December 31, 1993-----     $ 2,587            667            71            838         2,487

  (1) RECOVERIES OF ACCOUNTS RECEIVABLE PREVIOUSLY WRITTEN OFF.

  (2) WRITE-OFF OF DOUBTFUL ACCOUNTS.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TESORO PETROLEUM CORPORATION
March 30, 1994                                        By:  /s/       MICHAEL D. BURKE
                                                             Michael D. Burke
                                                  President and Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      Signature                                        Title                        Date
             /s/     CHARLES WOHLSTETTER                Chairman of the Board of Directors      March 30, 1994
                (Charles Wohlstetter)                   and Director
             /s/        MICHAEL D. BURKE                Director, President and Chief           March 30, 1994
                  (Michael D. Burke)                    Executive Officer (Principal
                                                        Executive Officer)
             /s/          BRUCE A. SMITH                Executive Vice President and Chief      March 30, 1994
                   (Bruce A. Smith)                     Financial Officer (Principal
                                                        Financial Officer and Accounting
                                                        Officer)
              /s/           RAY C. ADAM                 Director                                March 30, 1994
                    (Ray C. Adam)
             /s/        ROBERT J. CAVERLY               Director                                March 30, 1994
                  (Robert J. Caverly
                                                        Director                                March   , 1994
                 (Peter M. Detwiler)
            /s/       STEVEN H. GRAPSTEIN               Director                                March 30, 1994
                (Steven H. Grapstein)
             /s/         CHARLES F. LUCE                Director                                March 30, 1994
                  (Charles F. Luce)
            /s/     RAYMOND K. MASON, SR.               Director                                March 30, 1994
               (Raymond K. Mason, Sr.)
            /s/       JOHN J. McKETTA, JR.              Director                                March 30, 1994
                (John J. McKetta, Jr.)
             /s/       STEWART G. NAGLER                Director                                March 30, 1994
                 (Stewart G. Nagler)
             /s/        JAMES Q. RIORDAN                Director                                March 30, 1994
                  (James Q. Riordan)
             /s/        WILLIAM S. SNEATH               Director                                March 30, 1994
                 (William S. Sneath)
              /s/         ARTHUR SPITZER                Director                                March 30, 1994
                   (Arthur Spitzer)
                                                        Director                                March   , 1994
                 (M. Richard Stewart)
             /s/    MURRAY L. WEIDENBAUM                Director                                March 30, 1994
                (Murray L. Weidenbaum)

                                       79