Form 10-Q
period 1994-03-31
TESORO PETROLEUM CORP /NEW/
filed 1994-05-10
CIK 50104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                  EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1994

                                                             OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                   EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number   1-3473

                           Tesoro Petroleum Corporation
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             95-0862768
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                8700 Tesoro Drive, San Antonio, Texas  78217
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                          Telephone:  210-828-8484
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -------    -------

There were 22,456,968 shares of the Registrant's common stock outstanding at April 30, 1994.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 1994



Part I.  Financial Information:                                                           Page
                                                                                          ----
  Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
        March 31, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . .     3

      Condensed Statements of Consolidated Operations
        Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . .     5

      Condensed Statements of Consolidated Cash Flows
        Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . .     6

      Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .    13

Part II.  Other Information:

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

  Item 4.  Submission of Matters to a Vote of Security
           Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

                        PART I - FINANCIAL INFORMATION
 Item 1.                     Financial Statements
                TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)
                            (Dollars in thousands)

                                                                 March 31,             December 31,
                                                                   1994                   1993*
                                                                 ---------             -----------
          ASSETS
          ------
Current Assets:
  Cash and cash equivalents (includes
    restricted cash of $26,550 and
    $25,420, respectively, as collateral
    for letters of credit). . . . . . . . . . . . . . . . . .    $   49,412             36,596
  Short-term investments. . . . . . . . . . . . . . . . . . .           -                5,952
  Receivables, less allowance for
    doubtful accounts of $2,419
   ($2,487 at December 31, 1993). . . . . . . . . . . . . . .        59,487             69,637
  Inventories:
    Crude oil, refined products and
      merchandise . . . . . . . . . . . . . . . . . . . . . .        72,261             71,011
    Materials and supplies. . . . . . . . . . . . . . . . . .         3,142              3,175
  Prepaid expenses and other. . . . . . . . . . . . . . . . .         9,870             10,136
                                                                 ----------            -------
    Total Current Assets. . . . . . . . . . . . . . . . . . .       194,172            196,507

Property, Plant and Equipment, Net of
  Accumulated Depreciation, Depletion
  and Amortization of $177,188
  ($172,312 at December 31, 1993) . . . . . . . . . . . . . .       222,418            213,151

Investment in Tesoro Bolivia Petroleum
  Company . . . . . . . . . . . . . . . . . . . . . . . . . .         6,823              6,310

Other Assets. . . . . . . . . . . . . . . . . . . . . . . . .        18,696             18,554
                                                                 ----------            -------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .    $  442,109            434,522
                                                                 ==========            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


* The balance sheet at December 31, 1993 has been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             March 31,             December 31,
                                                               1994                    1993*
                                                             ---------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .     $  45,161                  43,192
  Accrued liabilities. . . . . . . . . . . . . . . . . .        32,623                  24,017
  Current portion of long-term debt
    and other obligations. . . . . . . . . . . . . . . .         6,094                   4,805
                                                             ---------               ---------
       Total Current Liabilities . . . . . . . . . . . .        83,878                  72,014
                                                             ---------               ---------

Other Liabilities. . . . . . . . . . . . . . . . . . . .        35,277                  45,272
                                                             ---------                --------

Long-Term Debt and Other Obligations,
  Less Current Portion . . . . . . . . . . . . . . . . .       178,856                 180,667
                                                             ---------               ---------

Commitments and Contingencies (Note 5)

Redeemable Preferred Stock . . . . . . . . . . . . . . .          -                     78,051
                                                             ---------               ---------

Common Stock and Other Stockholders'
  Equity:
  $2.20 Cumulative convertible
    preferred stock. . . . . . . . . . . . . . . . . . .        57,500                     -
  $2.16 Cumulative convertible pre-
    ferred stock . . . . . . . . . . . . . . . . . . . .          -                      1,320
  Common Stock . . . . . . . . . . . . . . . . . . . . .         3,743                   2,348
  Additional paid-in capital . . . . . . . . . . . . . .       114,406                  86,985
  Retained earnings (deficit)  . . . . . . . . . . . . .      ( 31,337)               ( 31,898)
                                                             ---------               ---------
                                                               144,312                  58,755
  Less deferred compensation . . . . . . . . . . . . . .           214                     237
                                                             ---------               ---------
                                                               144,098                  58,518
                                                             ---------               ---------

Total Liabilities and Stockholders'
  Equity . . . . . . . . . . . . . . . . . . . . . . . .     $ 442,109                 434,522
                                                             =========               =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* The balance sheet at December 31, 1993 has been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                Condensed Statements of Consolidated Operations
                                  (Unaudited)

                (Dollars in thousands, except per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                            ---------------------------------
                                                             1994                        1993
                                                             ----                        ----
Revenues:
  Gross operating revenues  . . . . . . . . . .            $189,087                     224,494
  Interest income . . . . . . . . . . . . . . .                 523                         451
  Gain on sales of assets . . . . . . . . . . .               2,680                          48
  Other . . . . . . . . . . . . . . . . . . . .                 450                       1,488
                                                           --------                    --------
    Total Revenues  . . . . . . . . . . . . . .             192,740                     226,481
                                                           --------                    --------

Costs and Expenses:
  Costs of sales and operating
    expenses  . . . . . . . . . . . . . . . . .             167,605                     213,737
  General and administrative  . . . . . . . . .               3,627                       3,423
  Depreciation, depletion and
    amortization  . . . . . . . . . . . . . . .               6,677                       4,822
  Interest expense  . . . . . . . . . . . . . .               4,877                       5,013
  Other . . . . . . . . . . . . . . . . . . . .               1,191                       1,663
                                                           --------                    --------
    Total Costs and Expenses  . . . . . . . . .             183,977                     228,658
                                                           --------                    --------

Earnings (Loss) Before Income
  Taxes and Extraordinary Loss
  on Extinguishment of Debt . . . . . . . . . .               8,763                    (  2,177)
Income Tax Provision  . . . . . . . . . . . . .               1,561                         732
                                                           --------                    --------
Earnings (Loss) Before Extraor-
  dinary Loss on Extinguishment
  of Debt . . . . . . . . . . . . . . . . . . .               7,202                    (  2,909)
Extraordinary Loss on Extinguish-
  ment of Debt  . . . . . . . . . . . . . . . .            (  4,752)                        -
                                                           --------                    --------
Net Earnings (Loss) . . . . . . . . . . . . . .            $  2,450                    (  2,909)
                                                           ========                    ========

Net Earnings (Loss) Applicable to
  Common Stock  . . . . . . . . . . . . . . . .            $    561                    (  5,211)
                                                           ========                    =========

Earnings (Loss) Per Primary and
  Fully Diluted* Share:
  Earnings (Loss) Before Extra-
    ordinary Loss on Extinguish-
    ment of Debt  . . . . . . . . . . . . . . .            $    .27                    (    .37)
  Extraordinary Loss on
    Extinguishment of Debt  . . . . . . . . . .            (    .24)                        -
                                                           --------                     -------
  Net Earnings (Loss) . . . . . . . . . . . . .            $    .03                    (    .37)
                                                           ========                    ========

Weighted Average Common and Common
  Equivalent Shares (in thousands)  . . . . . .              19,455                      14,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Anti-dilutive.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                Condensed Statements of Consolidated Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                     1994                 1993
                                                                   --------             --------
Cash Flows From (Used In) Operating Activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .    $    2,450            ( 2,909)
  Adjustments to reconcile net earnings
   (loss) to net cash from operating
    activities:
    Loss (gain) on extinguishment of debt . . . . . . . . . . .         4,752            ( 1,422)
    Depreciation, depletion and
       amortization   . . . . . . . . . . . . . . . . . . . . .         6,677              4,822
    Gain on sales of assets . . . . . . . . . . . . . . . . . .       ( 2,680)           (    48)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           361                662
    Changes in assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . .        11,151              3,520
      Inventories . . . . . . . . . . . . . . . . . . . . . . .       ( 1,217)            13,372
      Investment in Tesoro Bolivia
        Petroleum Company . . . . . . . . . . . . . . . . . . .       (   513)               377
      Other assets  . . . . . . . . . . . . . . . . . . . . . .         1,834              1,011
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . . . .         8,272              4,563
      Obligation payments to State of
        Alaska  . . . . . . . . . . . . . . . . . . . . . . . .       (   710)           (10,797)
      Other liabilities and obligations . . . . . . . . . . . .       (   118)             1,262
                                                                   ----------          ---------
        Net cash from operating activities  . . . . . . . . . .        30,259             14,413
                                                                   ----------          ---------
Cash Flows From (Used In) Investing
  Activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .       (18,475)           ( 5,084)
  Proceeds from sales of assets, net of
    expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         2,014                107
  Sales of short-term investments . . . . . . . . . . . . . . .         5,952             20,021
  Purchases of short-term investments   . . . . . . . . . . . .           -              ( 8,410)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .           351            (   206)
                                                                   ----------          ---------
     Net cash from (used in) investing
        activities    . . . . . . . . . . . . . . . . . . . . .       (10,158)             6,428
                                                                   ----------          ---------
Cash Flows From (Used In) Financing
  Activities:
  Payments of long-term debt  . . . . . . . . . . . . . . . . .       (10,222)           (   211)
  Issuance of long-term debt  . . . . . . . . . . . . . . . . .         5,000                -
  Dividends on preferred stock  . . . . . . . . . . . . . . . .       (   103)               -
  Repurchase of debentures  . . . . . . . . . . . . . . . . . .           -              ( 9,675)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ( 1,960)           (     5)
                                                                   ----------          ---------
     Net cash used in financing
        activities    . . . . . . . . . . . . . . . . . . . . .       ( 7,285)           ( 9,891)
                                                                   ----------          ---------
Increase in Cash and Cash Equivalents   . . . . . . . . . . . .        12,816             10,950
Cash and Cash Equivalents at Beginning of
  Period  . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,596             46,869
                                                                   ----------          ---------
Cash and Cash Equivalents at End of
  Period  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   49,412             57,819
                                                                   ==========          =========
Supplemental Cash Flow Disclosures:
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . .    $    7,105              8,477
                                                                   ==========          =========
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . .    $      961                755
                                                                   ==========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The interim condensed consolidated financial statements are unaudited but, in the opinion of management, incorporate all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal recurring nature. For information regarding the effects of the Recapitalization (as hereinafter defined), see Note 2 below. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)      Recapitalization

         In February 1994, the Company consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the Company's outstanding debt and preferred stock were restructured (the "Recapitalization"). The Recapitalization has significantly improved the Company's capital structure.

         Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

     (i) The Company has exchanged $44.1 million principal amount of new 13% Exchange Notes ("Exchange Notes") due December 1, 2000 for a like principal amount of 12 3/4% Subordinated Debentures ("Subordinated Debentures") due March 15, 2001. This exchange satisfied the 1994 sinking fund requirements and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997.

             The exchange of the Subordinated Debentures has been accounted for as an early extinguishment of debt in the first quarter of 1994, resulting in a charge of $4.8 million as an extraordinary loss on this transaction, which represented the excess of the estimated market value of the Exchange Notes over the carrying value of the Subordinated Debentures. The carrying value of the Subordinated Debentures exchanged was reduced by applicable unamortized debt issue costs. No tax benefit was available to offset the extraordinary loss as the Company has provided a 100% valuation allowance to the extent of its deferred tax assets.

     (ii) The 1,319,563 outstanding shares of the Company's $2.16 Cumulative Convertible Preferred Stock ("$2.16 Preferred Stock"), which had a $25 per share liquidation preference, plus accrued and unpaid dividends aggregating $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also agreed to issue up to 131,956 shares of Common Stock on behalf of the holders of $2.16 Preferred Stock to pay certain of their legal fees and expenses in connection with the settlement of litigation related to the reclassification. Of such 131,956 shares of Common Stock, 73,913 shares were awarded in April 1994 by the Delaware Chancery Court for legal fees and expenses, with the remaining shares to be issued to the

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)



             former holders of $2.16 Preferred Stock upon the court's order becoming final and nonappealable.

             The issuance of the Common Stock in connection with the reclassification and settlement of litigation that was recorded in 1994 resulted in an increase in Common Stock of approximately $1 million, equal to the aggregate par value of the Common Stock issued, and an increase in additional paid-in capital of approximately $9 million.

      (iii) The Company and MetLife Security Insurance Company of Louisiana ("MetLife Louisiana"), the holder of all of the Company's outstanding $2.20 Redeemable Cumulative Convertible Preferred Stock ("$2.20 Preferred Stock"), entered into an agreement (the "Amended MetLife Memorandum") with regard to the $2.20 Preferred Stock pursuant to which MetLife Louisiana agreed to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon (aggregating $21.2 million at February 9, 1994) to have been paid, to allow the Company to pay future dividends on the $2.20 Preferred Stock in Common Stock in lieu of cash, to waive or refrain from exercising certain other rights of the $2.20 Preferred Stock and to grant to the Company a three-year option (the "MetLife Louisiana Option") to purchase all of MetLife Louisiana's holdings of $2.20 Preferred Stock and Common Stock for approximately $53 million prior to June 30, 1994 after giving effect to the scheduled dividend payment on May 15, 1994, all in consideration for, among other things, the issuance by the Company to MetLife Louisiana of 1,900,075 shares of Common Stock. Such additional shares are subject to the MetLife Louisiana Option. The unexercised option price will be increased by 3% on the last day of each calendar quarter until December 31, 1995, and by 3 1/2% on the last day of each quarter thereafter, and will be reduced by cash dividends paid on the $2.20 Preferred Stock after February 9, 1994. The Company will be required to pay dividends (in either cash or Common Stock) when due on the $2.20 Preferred Stock in order for the MetLife Louisiana Option to remain outstanding. In addition, the MetLife Louisiana Option is subject to certain minimum exercise requirements to remain outstanding beyond one year and two years.

             These actions have resulted in the reclassification of the $2.20 Preferred Stock into equity capital at its aggregate liquidation preference of $57.5 million and the recording of an increase in additional paid-in capital of approximately $21 million in February 1994.

             If the Recapitalization had been completed at the beginning of the year, the pro forma earnings per share before extraordinary loss would have decreased from $.27 to $.24 for the three months ended March 31, 1994 due to the additional shares of Common Stock issued in the Recapitalization.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)



(3)      Property, Plant and Equipment

         In January 1994, the Company sold its terminal facilities in Valdez, Alaska for cash proceeds of $2.0 million and a note receivable of $3.0 million, which resulted in a pretax gain to the Company of approximately $2.8 million during the three months ended March 31, 1994.


(4)      Credit Arrangements

         During April 1994, the Company entered into a new three-year $125 million corporate revolving credit facility ("Revolving Credit Facility") with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million, (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves and (iii) a 90-day option to convert up to $15 million of the commitment under the Revolving Credit Facility into a four-year term loan for the construction of a vacuum unit at the Company's Kenai, Alaska refinery (the "Refinery"). Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Refinery and the Company's South Texas natural gas reserves.

         Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. The borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, has initially been determined to be approximately $97 million. As of April 28, 1994, the Company had outstanding letters of credit under the new facility of $31 million, with a remaining unused availability of $66 million. Cash borrowings (other than under the term loan facility for the vacuum unit) are limited to the amount of the oil and gas reserve component of the borrowing base, which has initially been determined to be approximately $32 million. Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base.

         Under the terms of the Revolving Credit Facility, the Company is required to maintain specified levels of working capital, tangible net worth and cash flow. Among other matters, the Revolving Credit Facility has certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on its capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind.

         The Revolving Credit Facility replaced certain interim financing arrangements that the Company had been using since the termination of its prior letter of credit facility in October 1993. The interim financing arrangements that were cancelled in conjunction with the completion of

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)



         the new Revolving Credit Facility included a $30 million reducing revolving credit facility and a waiver and substitution of collateral agreement with the State of Alaska (the "State"). In addition, the completion of the Revolving Credit Facility provides the Company significant flexibility in the investment of excess cash balances, as the Company is no longer required to maintain minimum cash balances or to cash secure letters of credit.


 (5)     Commitments and Contingencies

         Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement (the "Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) (the "Contract Price") of the Natural Gas Policy Act of 1978 (the "NGPA").

         Tennessee Gas filed suit against the Company alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During March 1994, the Contract Price was $7.84 per Mcf, the Section 101 price was $4.58 per Mcf and the average spot market price was $2.09 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract under the Company's interpretation.

         The District Court trial judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company is seeking review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas is seeking review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas.

         Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)


         increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through March 31, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $21.1 million more than the Section 101 prices and $38.9 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest, if awarded by the court. An adverse judgment in this case could have a material adverse effect on the Company. For further information regarding the Tennessee Gas Contract, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

         Other. In March 1992, the Company received a Compliance Order and Notice of Violation from the U. S. Environmental Protection Agency ("EPA") alleging possible violations by the Company of the New Source Performance Standards under the Clean Air Act at the Refinery. The Company is continuing in its efforts to resolve these issues with the EPA; however, no final resolution has been reached. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the Company's business or financial condition.

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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)


         environmental matters at a number of other sites including certain of its own properties.

         At March 31, 1994, the Company had accrued $6.0 million for environmental costs. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Refinery, service stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot presently be determined by the Company.

         The Company transports its crude oil and a substantial portion of its refined products utilizing Kenai Pipe Line Company's ("KPL") pipeline and marine terminal facilities in Kenai, Alaska. In March 1994, KPL filed a revised tariff with the Federal Energy Regulatory Commission ("FERC") for dock loading services, which would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million, or an increase of $10 million per year. Following the FERC's rejection of KPL's tariff and the commencement of negotiations for the purchase by the Company of the dock facilities, KPL filed a temporary tariff that would increase the Company's annual cost by approximately $1.5 million. The negotiations between the Company and KPL are continuing. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the financial condition or results of operations of the Company.

Item 2.                TESORO PETROLEUM CORPORATION AND
                                 SUBSIDIARIES
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1993

A summary of the Company's consolidated results of operations for the three months ended March 31, 1994 and 1993 is presented below:

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   1994             1993
                                                                                   ----             ----
Consolidated Results of Operations Data
  (in millions, except per share amounts):
  Gross Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . .          $189.1             224.5
  Interest Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .              .5                .5
  Gain on Sales of Assets   . . . . . . . . . . . . . . . . . . . . . . .             2.7                -
  Other Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              .4               1.5
                                                                                   -------           -------
    Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .           192.7             226.5
  Costs of Sales and Operating Expenses.  . . . . . . . . . . . . . . . .           167.6             213.8
  General and Administrative  . . . . . . . . . . . . . . . . . . . . . .             3.6               3.4
  Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . .             6.6               4.8
  Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .             4.9               5.0
  Other Expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.2               1.7
  Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . .             1.6                .7
                                                                                   -------           -------
  Earnings (Loss) Before Extraordinary Loss   . . . . . . . . . . . . . .             7.2            (  2.9)
  Extraordinary Loss on Extinguishment of Debt  . . . . . . . . . . . . .           ( 4.8)              --
                                                                                   -------          --------
  Net Earnings (Loss)   . . . . . . . . . . . . . . . . . . . . . . . . .          $  2.4            (  2.9)
                                                                                   =======           =======

Earnings (Loss) per Primary and Fully Diluted*
  Share:
  Earnings (Loss) Before Extraordinary Loss   . . . . . . . . . . . . . .          $  .27            (  .37)
  Extraordinary Loss on Extinguishment of Debt  . . . . . . . . . . . . .           ( .24)              --
                                                                                   -------          --------
  Net Earnings (Loss)   . . . . . . . . . . . . . . . . . . . . . . . . .          $  .03            (  .37)
                                                                                   =======           =======

*Anti-dilutive

Net earnings of $2.4 million, or $.03 per share, for the three months ended March 31, 1994 ("1994 quarter") compare to a net loss of $2.9 million, or $.37 per share, for the three months ended March 31, 1993 ("1993 quarter"). The comparability between these two periods was impacted by certain transactions. The 1994 quarter included a noncash extraordinary loss of $4.8 million on the extinguishment of debt in connection with the Recapitalization. Earnings before the extraordinary loss were $7.2 million, or $.27 per share, for the 1994 quarter. Also included in the 1994 quarter was a $2.8 million gain on the sale of the Company's Valdez, Alaska terminal. The 1993 quarter included a gain of $1.4 million on the repurchase and retirement of $11.25 million principal amount of Subordinated Debentures at market value. Excluding these transactions from both periods, the improvement in the 1994 quarter as compared to the 1993 quarter was primarily attributable to higher natural gas prices on increased natural gas production from the Bob West Field and improved gross margins in the refining and marketing operations.

Item 2.                TESORO PETROLEUM CORPORATION AND
                                 SUBSIDIARIES
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

Refining and Marketing

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 1994             1993
                                                                               --------         --------
                                                                                   (Dollars in millions,
                                                                                  except per unit amounts)
Gross Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . .       $   150.3               194.6
Costs of Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           124.2               173.1
                                                                              ---------           ---------
  Gross Margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26.1                21.5
Operating Expenses and Other, Including
  Gain on Sales of Assets . . . . . . . . . . . . . . . . . . . . . . .            17.1                17.8
Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . .             2.6                 2.5
                                                                              ---------           ---------
  Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . . .       $     6.4                 1.2
                                                                              =========           =========

Refinery Throughput (average daily barrels) . . . . . . . . . . . . . .          45,320              52,911
                                                                              =========           =========

Sales of Refinery Production:
  Sales ($ per barrel)  . . . . . . . . . . . . . . . . . . . . . . . .       $   18.46               20.98
  Margin ($ per barrel)   . . . . . . . . . . . . . . . . . . . . . . .       $    4.24                2.94
  Volume (average daily barrels)  . . . . . . . . . . . . . . . . . . .          46,236              57,332

Sales of Products Purchased for Resale:
  Sales ($ per barrel)  . . . . . . . . . . . . . . . . . . . . . . . .       $   24.12               26.43
  Margin ($ per barrel)   . . . . . . . . . . . . . . . . . . . . . . .       $    2.62                 .88
  Volume (average daily barrels)  . . . . . . . . . . . . . . . . . . .          19,582              22,643

Sales Volumes (average daily barrels):
  Gasoline  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,570              25,907
  Jet fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,678              12,618
  Diesel fuel and other distillates   . . . . . . . . . . . . . . . . .          16,124              20,584
  Residual fuel oil   . . . . . . . . . . . . . . . . . . . . . . . . .          16,446              20,866
                                                                              ---------           ---------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,818              79,975
                                                                              =========           =========

Sales Prices ($ per barrel):
  Gasoline  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   23.92               25.51
  Jet fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   25.43               28.70
  Diesel fuel and other distillates   . . . . . . . . . . . . . . . . .       $   23.53               26.19
  Residual fuel oil   . . . . . . . . . . . . . . . . . . . . . . . . .       $    8.22               11.46

Revenues decreased in the 1994 quarter as compared to the 1993 quarter, primarily due to an 18% reduction in sales volumes of refined products. The reduction in volumes resulted from the Company's market-driven operating strategy implemented in 1993, which more closely aligns Refinery production with market demand in Alaska while minimizing the output of lower value residual fuel oil. Costs of sales were lower in the 1994 quarter, due to the reduced throughput level together with a decrease in crude oil prices. Included in operating expenses and other above for the 1994 quarter was the $2.8 million gain from the sale of the Company's Valdez, Alaska terminal. The overall improvement in gross margin and the gain on sales of assets were partially offset by a $2.1 million increase in operating expenses which included higher environmental and transportation costs.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

Exploration and Production

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   1994             1993
                                                                                   ----             ----
                                                                                   (Dollars in millions,
                                                                                  except per unit amounts)

United States:
  Gross operating revenues*   . . . . . . . . . . . . . . . . . . . . .            $  17.4              7.7
  Lifting cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.1              1.2
  Depreciation, depletion and amortization  . . . . . . . . . . . . . .                3.8              2.0
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .3               .3
                                                                                   -------           ------
    Operating Profit - United States  . . . . . . . . . . . . . . . . .               11.2              4.2
                                                                                   -------           ------

Bolivia:
  Gross operating revenues  . . . . . . . . . . . . . . . . . . . . . .                2.8              2.8
  Lifting cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .2               .4
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .7              1.0
                                                                                   -------           ------
    Operating Profit - Bolivia  . . . . . . . . . . . . . . . . . . . .                1.9              1.4
                                                                                   -------           ------

Total Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . .            $  13.1              5.6
                                                                                   =======           ======

Natural Gas - United States:
  Production (average daily Mcf) -
    Tennessee Gas Contract* . . . . . . . . . . . . . . . . . . . . . .             16,181            6,356
    Spot market and other . . . . . . . . . . . . . . . . . . . . . . .             32,817           20,653
                                                                                   -------           ------
       Total Production . . . . . . . . . . . . . . . . . . . . . . . .             48,998           27,009
                                                                                   =======           ======
  Average sales price per Mcf -
    Tennessee Gas Contract* . . . . . . . . . . . . . . . . . . . . . .             $ 7.80             7.36
    Spot market . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 2.01             1.75
    Average . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 3.92             3.07
  Average lifting cost per Mcf  . . . . . . . . . . . . . . . . . . . .             $  .53              .49
  Depletion per Mcf . . . . . . . . . . . . . . . . . . . . . . . . . .             $  .85              .82

Natural Gas - Bolivia:
  Production (average daily Mcf)  . . . . . . . . . . . . . . . . . . .             19,137           17,747
  Average sales prices per Mcf  . . . . . . . . . . . . . . . . . . . .            $  1.23             1.19
  Average lifting cost per net equivalent Mcf . . . . . . . . . . . . .            $   .11              .23

- -----------------------

* The Company is involved in litigation with Tennessee Gas relating to a natural gas sales contract. See "Capital Resources and Liquidity--Litigation" and Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


The number of producing wells in South Texas in which the Company has an interest increased to 33 at the end of the 1994 quarter compared to 11 at the end of the 1993 quarter. The resulting increase in the Company's production levels in South Texas, together with higher average sales prices, contributed to the higher revenues. Total lifting costs and depreciation, depletion and amortization also increased in the 1994 quarter due to the higher production levels.

The 1994 quarter production level, which was higher than the 1993 quarter's, was lower than the 58 MMcf per day produced during the three months ended December 31, 1993. In February 1994, the common carrier pipeline facilities transporting gas from the Bob West Field were at capacity and the Company's production from the field was curtailed. The curtailment affects only production subject to spot market prices, and the Company continues to produce and transport all of its gas in the Bob West Field that is subject to the Tennessee Gas Contract. Accordingly, the average realized selling price for the Company's domestic natural gas was $3.92 per Mcf during the 1994 quarter, which compares to $3.07 per Mcf in the 1993 quarter. A new common carrier pipeline, which will provide transportation for the increased gas production from the Bob West Field, is being constructed by Coastal States Gas Transmission Company. The Company expects that further curtailments will occur until June 1, 1994, the anticipated completion date of the new pipeline.

Results from the Company's Bolivian operations improved by $.5 million when comparing the 1994 quarter to the 1993 quarter. Under a sales contract with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), the Company's Bolivian natural gas production is sold to YPFB, which in turn sells the natural gas to the Republic of Argentina. The contract between YPFB and the Republic of Argentina has recently been extended for an additional three-year period ending March 31, 1997. The contract extension will maintain approximately the same volumes, but with a small decrease in price. The Company's contract with YPFB, including the pricing provision, is subject to renegotiation in May 1994 for up to a three-year period. As a result of the terms of the contract extension between YPFB and the Republic of Argentina, the Company expects the renegotiation to result in the same production volume but with a corresponding small decrease in the contract price.

Item 2.                                     TESORO PETROLEUM CORPORATION AND
SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


Oil Field Supply and Distribution
- ---------------------------------
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   1994             1993
                                                                                   ----             ----
                                                                                   (Dollars in millions)

Gross Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . .      $       18.6             19.4
Costs of Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15.9             16.6
                                                                                   -------          -------
  Gross Margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2.7              2.8
Operating Expenses and Other  . . . . . . . . . . . . . . . . . . . . .               3.8              3.5
Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . .                .1               .1
                                                                                   -------          -------
  Operating Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (  1.2)          (   .8)
                                                                                   =======          =======

Refined Product Sales (average daily barrels) . . . . . . . . . . . . .             7,424            6,897
                                                                                   =======          =======

Operating expenses and other for the 1994 quarter included a charge of approximately $.9 million for winding up the Company's environmental products marketing operations. The Company is continuing its wholesale marketing of fuels and lubricants.

Interest and Other Income

Other income in the 1993 quarter included a $1.4 million gain from the purchase and retirement of $11.25 million principal amount of Subordinated Debentures in January 1993. Since this retirement satisfied the sinking fund requirement due in March 1993, the gain was not reported as an extraordinary item.

Income Taxes

The increase of $.8 million in the income tax provision during the 1994 quarter as compared to the 1993 quarter was due to federal and state income taxes on the Company's increased taxable earnings.

CAPITAL RESOURCES AND LIQUIDITY

During the first quarter of 1994, the Company continued to achieve significant improvement in profitability, resulting primarily from (i) strong gross margins on the sales of refined products, (ii) the Company's recently implemented market-driven operating strategy to better align Refinery production with refined product demand in the Alaskan market and minimize the output of lower value residual fuel oil and (iii) higher natural gas production resulting from continuing success in developing the Bob West Field. The Company's liquidity and capital resources have been significantly enhanced as a result of the Company's improvement in profitability, together with the completion of the Recapitalization in February 1994 and the finalization of the Company's Revolving Credit Facility during April 1994.

Significant components of the Recapitalization were as follows:

         (i) Subordinated Debentures in the principal amount of $44.1 million were tendered in exchange for a like principal amount of new Exchange Notes, which satisfied the 1994 sinking fund requirements and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


                 Debentures through 1997. The Exchange Notes bear interest at 13% per annum, are scheduled to mature on December 1, 2000 and have no sinking fund requirements.

         (ii) The 1,319,563 outstanding shares of $2.16 Preferred Stock, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also agreed to issue up to 131,956 shares of Common Stock on behalf of the holders of $2.16 Preferred Stock to pay certain of their legal fees and expenses in connection with the settlement of litigation related to the reclassification. Of such 131,956 shares of Common Stock, 73,913 shares were awarded by the court for legal fees and expenses, with the remaining shares to be issued to the former holders of $2.16 Preferred Stock upon the court's order becoming final and nonappealable.

         (iii) The Company and MetLife Louisiana, the holder of all the Company's outstanding $2.20 Preferred Stock, entered into the Amended MetLife Memorandum, pursuant to which MetLife Louisiana agreed to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon through February 9, 1994 (aggregating approximately $21.2 million) to have been paid, to allow the Company to pay future dividends in Common Stock in lieu of cash, to waive or refrain from exercising certain other rights of the $2.20 Preferred Stock and to grant to the Company the MetLife Louisiana Option (pursuant to which the Company has the option to purchase, until February 9, 1997, all shares of the $2.20 Preferred Stock and Common Stock held by MetLife Louisiana), all in consideration for, among other things, the issuance by the Company to MetLife Louisiana of 1,900,075 shares of Common Stock. Such additional shares are also subject to the MetLife Louisiana Option. Until June 30, 1994, the option price is approximately $53.0 million, after giving effect to a reduction in the option price for the scheduled cash dividend payment on the $2.20 Preferred Stock on May 15, 1994. The unexercised option price will be increased by 3% on the last day of each calendar quarter until December 31, 1995, and by 3 1/2% on the last day of each quarter thereafter, and will be reduced by cash dividends paid on the $2.20 Preferred Stock after February 9, 1994. The Company will be required to pay dividends (in either cash or Common Stock) when due on the $2.20 Preferred Stock in order for the MetLife Louisiana Option to remain outstanding. In addition, the MetLife Louisiana Option is subject to certain minimum exercise requirements to remain outstanding beyond one year and two years.

For further information regarding the Recapitalization, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

The Company is currently pursuing a registered public offering of its Common Stock (the "Offering") for the purpose of raising funds to exercise the MetLife Louisiana Option. Any net proceeds in excess of the amount required to exercise the MetLife Louisiana Option in full will be used for general corporate purposes. If the MetLife Louisiana Option is exercised in full prior to June 30, 1994, the Company will acquire 2,875,000 shares of $2.20 Preferred Stock having a liquidation value of $57.5 million and 4,084,160 shares of Common Stock having an aggregate market value of $47.0 million (based on a closing price of

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


$11 1/2 per share on May 4, 1994) in consideration for approximately $53.0 million. Upon the exercise in full of the MetLife Louisiana Option, dividend requirements of $6.3 million per year on the $2.20 Preferred Stock would be eliminated. Such offering and the exercise in full of the MetLife Louisiana Option will result in a net increase of only 915,840 outstanding shares of Common Stock. If the net proceeds from the Offering are less than the full exercise price, the Metlife Louisiana Option will be exercised in part to the extent of the net proceeds. The MetLife Louisiana Option provides that any partial exercise will result in the purchase of a pro rata portion of each of the shares of Common Stock and the shares of $2.20 Preferred Stock held by MetLife Louisiana. The Company is currently prohibited under the terms of the indenture governing the Subordinated Debentures from repurchasing its capital stock, except from the proceeds of a substantially concurrent sale of other shares of capital stock. Accordingly, if the proceeds to the Company from the Offering are not sufficient to exercise the MetLife Louisiana Option in full, the Company would be able to exercise the MetLife Louisiana Option only to the extent of the net proceeds of the Offering. There can be no assurance that the Offering will be consummated.

The Company transports its crude oil and a substantial portion of its refined products utilizing KPL's pipeline and marine terminal facilities in Kenai, Alaska. In March 1994, KPL filed a revised tariff with the FERC for dock loading services, which would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million, or an increase of $10 million per year. Following the FERC's rejection of KPL's tariff and the commencement of negotiations for the purchase by the Company of the dock facilities, KPL filed a temporary tariff that would increase the Company's annual cost by approximately $1.5 million. The negotiations between the Company and KPL are continuing. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the financial condition or results of operations of the Company.


Credit Arrangements

During April 1994, the Company entered into a new three-year $125 million Revolving Credit Facility with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million, (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves and (iii) a 90-day option to convert up to $15 million of the commitment under the Revolving Credit Facility into a four-year term loan for the construction of the vacuum unit at the Refinery. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Refinery and the Company's South Texas natural gas reserves.

Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. The borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, has initially been determined to be approximately $97 million. As of April 28, 1994, the Company had outstanding letters of credit under the new facility of $31 million, with a remaining unused availability of $66 million. Cash

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


borrowings (other than under the term loan facility for the vacuum unit) are limited to the amount of the oil and gas reserve component of the borrowing base, which has initially been determined to be approximately $32 million.
Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base. The terms of the Revolving Credit Facility include standard and customary restrictions and covenants. For information concerning such restrictions and covenants, see
Note 4 of Notes to Condensed Consolidated Financial Statements.

The Revolving Credit Facility replaced certain interim financing arrangements that the Company had been using since the termination of its prior letter of credit facility in October 1993. The interim financing arrangements that were cancelled in conjunction with the completion of the new Revolving Credit Facility included a $30 million reducing revolving credit facility and a waiver and substitution of collateral agreement with the State. In addition, the completion of the Revolving Credit Facility provides the Company significant flexibility in the investment of excess cash balances, as the Company is no longer required to maintain minimum cash balances or to cash secure letters of credit.

Debt and Other Obligations

The Company's funded debt obligations as of December 31, 1993 included approximately $108.8 million principal amount of Subordinated Debentures, which bear interest at 12 3/4% per annum and require sinking fund payments sufficient to annually retire $11.25 million principal amount of Subordinated Debentures. As part of the Recapitalization, $44.1 million principal amount of Subordinated Debentures was tendered in exchange for a like principal amount of Exchange Notes. Such exchange satisfied the 1994 sinking fund requirements and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997. The indenture governing the Subordinated Debentures contains certain covenants, including a restriction which prevents the current payment of cash dividends on Common Stock and currently limits the Company's ability to purchase or redeem any shares of its capital stock. The Exchange Notes bear interest at 13% per annum, mature on December 1, 2000 and have no sinking fund requirements. The limitation on dividend payments included in the indenture governing the Exchange Notes is less restrictive than the limitation imposed by the Subordinated Debentures. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount, plus accrued interest.

The Company is monitoring the feasibility of a debt offering that would reduce fixed charges by refinancing all or a substantial portion of such indebtedness at lower interest rates. The Company is not undertaking such a debt offering at this time because it considers the current interest rate environment unattractive; however, if interest rate levels decline, the Company may decide to proceed with such an offering. There can be no assurance whether or when such an offering would occur. If the Subordinated Debentures and Exchange Notes are redeemed prior to their respective maturities, the Company will be required to recognize a noncash extraordinary charge to earnings equal to the portion of

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


the original issue discount on the Subordinated Debentures and the debt issuance costs of both the Subordinated Debentures and the Exchange Notes that remain unamortized at the date of redemption (aggregating approximately $8.5 million at March 31, 1994).

Capital Expenditures

The Company has under consideration total capital expenditures ranging from approximately $65 million to $80 million in 1994. Proposed capital expenditures for 1994 include approximately $29 million for the continued development of the Bob West Field, which could be increased by $10 million to $15 million based on additional development drilling proposed by the operators. In addition, the proposed capital expenditures for 1994 include $32 million for the refining and marketing operations, of which $24 million is associated with the installation of a vacuum unit at the Refinery to allow the Company to further upgrade residual fuel oil production into higher-valued products. The Revolving Credit Facility, along with other available funds, is expected to provide sufficient capital to meet the Company's capital expenditure requirements during 1994.

Cash Flows From Operating, Investing and Financing Activities

During the 1994 quarter, cash and cash equivalents increased by $12.8 million and short-term investments decreased by $6.0 million. At March 31, 1994, the Company's cash totaled $49.4 million, which included $26.6 million as collateral for outstanding letters of credit. Subsequent to March 31, 1994, these interim cash-backed letter of credit arrangements were replaced by the Revolving Credit Facility (see Note 4 of Notes to Condensed Consolidated Financial Statements). Working capital amounted to $110.3 million at March 31, 1994. Net cash from operating activities of $30.3 million during the 1994 quarter, compared to $14.4 million for the 1993 quarter, was primarily due to net earnings adjusted for certain noncash charges and reduced working capital requirements. The 1993 quarter included a payment of $10.8 million to the State in connection with the settlement of a contractual dispute. Net cash used in investing activities of $10.2 million during the 1994 quarter included capital expenditures of $18.5 million, partially offset by cash proceeds of $2.0 million from the sale of the Company's Valdez, Alaska terminal and the sale of $6.0 million in short-term investments. Capital expenditures for the 1994 quarter included $11.7 million for exploration and production activities in the Bob West Field, where an additional six natural gas development wells were completed during this period. The refining and marketing segment's capital expenditures totaled $6.1 million for the 1994 quarter, primarily for initial installation costs for the vacuum unit and completion of the deisobutanizer unit. Net cash used in financing activities of $7.3 million during the 1994 quarter included the repayment of net borrowings of $5.0 million under the reducing revolving credit facility, which was replaced by the Revolving Credit Facility (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Litigation

The Company is subject to certain commitments and contingencies, including a contingency relating to a natural gas sales contract dispute with Tennessee Gas.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the maximum price as calculated in accordance with
Section 102(b)(2) (the "Contract Price") of the NGPA.

Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During March 1994, the Contract Price was $7.84 per Mcf, the Section 101 price was $4.58 per Mcf and the average spot market price was $2.09 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract under the Company's interpretation.

The District Court trial judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price.
The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and
(ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company is seeking review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas is seeking review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas.

Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through March 31, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


aggregated $21.1 million more than the Section 101 prices and $38.9 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest, if awarded by the court. In addition, the present value of estimated future net revenues on a pre-tax basis from the Company's proved domestic reserves has been calculated based in part on the price being paid by Tennessee Gas at the date of determination. At March 31, 1994, such present value was $171.0 million. If calculated using March 31, 1994 spot market prices instead of the Contract Price, such present value would have been $92.0 million. An adverse judgment in this case could have a material adverse effect on the Company.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred clean-up expenditures associated with environmental matters at a number of sites, including certain of its own properties. Although the level of future expenditures for environmental purposes, including cleanup obligations, is impossible to determine with any degree of probability, it is management's opinion that, based on current knowledge and the extent of such expenditures to date, the ultimate aggregate cost of environmental remediation will not have a material adverse effect on the Company's financial condition. At March 31, 1994, the Company's accrual for environmental liabilities was $6.0 million.

Impact of Changing Prices

The Company's operating results and cash flows are sensitive to the volatile changes in energy prices. Major shifts in the cost of crude oil and the price of refined products can result in a change in gross margin from the refining and marketing operations, as prices received for refined products may or may not keep pace with changes in crude costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory.

Likewise, major changes in natural gas prices impact revenues and the present value of estimated future net revenues from the Company's exploration and production operations. The carrying value of oil and gas assets may also be subject to noncash write-downs based on changes in natural gas prices and other determining factors.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the Contract Price.

    Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During March 1994, the Contract Price was $7.84 per Mcf, the Section 101 price was $4.58 per Mcf and the average spot market price was $2.09 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under
    Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract under the Company's interpretation.

    The District Court trial judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company is seeking review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas is seeking review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas.

    Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas does not grant the Company's petition for writ of error and affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of its gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through

    March 31, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $21.1 million more than the Section 101 prices and $38.9 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest, if awarded by the court. In addition, the present value of estimated future net revenues on a pre-tax basis from the Company's proved domestic reserves has been calculated based in part on the price being paid by Tennessee Gas at the date of determination. At March 31, 1994, such present value was $171.0 million. If calculated using March 31, 1994 spot market prices instead of the Contract Price, such present value would have been $92.0 million. An adverse judgment in this case could have a material adverse effect on the Company.

    Recapitalization Matters. In October 1993, Croyden Associates, a holder of shares of the Company's $2.16 Preferred Stock, filed a class action suit in Delaware Chancery Court on behalf of itself and all other holders of the $2.16 Preferred Stock. The suit alleged that the Company and its directors breached their fiduciary duties to the holders of the $2.16 Preferred Stock in formulating the originally proposed terms of the Recapitalization, which provided for the reclassification of each share of $2.16 Preferred Stock into 3.5 shares of Common Stock or, at the holder's option, 2.75 shares of Common Stock and .25 share of a new issue of preferred stock. The suit sought, among other things, monetary damages and to enjoin the Recapitalization. In April 1994, the court approved a settlement agreement which provided for (i) the exchange of each share of $2.16 Preferred Stock into 4.9 shares of Common Stock and (ii) the issuance of up to 131,956 shares of Common Stock and an additional $500,000 in cash from the Company to pay attorneys' fees awarded by the Delaware Chancery Court. Of such 131,956 shares of Common Stock, 73,913 shares were awarded by the court for legal fees and expenses, with the remaining shares to be issued to the former holders of $2.16 Preferred Stock upon the court's order becoming final and nonappealable.

Item 2.   Changes in Securities

    In April 1994, the Company entered into the Revolving Credit Facility, under which the Company is required to maintain specified levels of working capital, tangible net worth and cash flow. The Revolving Credit Facility has certain restrictions with respect to dividends on its capital stock. For further information on the Revolving Credit Facility, see Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The 1993 annual meeting of stockholders of the Company was held on February 9, 1994.

          (b) The names of the directors elected at the meeting and a tabulation of the number of votes cast for, against or withheld with respect to each such director is set forth below:

                                     Votes

         Name                      For             Against         Withheld
         ----                      ---             -------         --------
 Charles F. Luce                16,568,999            0             230,695

 John J. McKetta, Jr.           16,199,887            0             599,807

 Stewart G. Nagler              16,568,768            0             230,926

 Arthur Spitzer                 16,586,952            0             212,742

          The name of each other director whose term of office as a director continued after the meeting is set forth below:

                 Robert J. Caverly
                 Steven H. Grapstein
                 Raymond K. Mason, Sr.
                 Murray L. Weidenbaum
                 Ray C. Adam
                 Michael D. Burke
                 Peter M. Detwiler
                 M. Richard Stewart
                 Charles Wohlstetter

          (c) A brief description of each matter, other than the election of directors, voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, is set forth below:

                                                                                                                   Broker
           Description                    For             Against        Withheld          Abstentions            Non-Votes
- ---------------------------------------------------------------------------------------------------------------------------
 Proposal to amend the
 Company's Certificate of
 Incorporation to (i)
 reclassify the $2.16 Preferred
 Stock into Common Stock, (ii)
 remove the provisions relating
 to the division of directors
 into three classes, and (iii)
 require, under certain
 circumstances, in the absence
 of the approval of 66-2/3% of
 the stockholders to amend, in
 a manner adverse to the
 Company, certain agreements
 with MetLife Louisiana

     All shares entitled to vote       14,661,289          251,743         88,841                0                1,797,821

     Holders of $2.16 Preferred
     Stock voting separately as
     a class                              911,114           38,207         11,346                0                  234,370

 Proposal to amend the
 Company's Certificate of
 Incorporation to eliminate,
 upon the occurrence of certain
 conditions, the requirement
 for the affirmative vote of
 not less than 80% of the
 outstanding shares of capital
 stock of the Company to
 approve certain transactions by
 the Company
                                       14,624,055          277,621         98,431                0                1,799,587

                                                                                                                   Broker
           Description                    For             Against        Withheld           Abstentions           Non-Votes
- ---------------------------------------------------------------------------------------------------------------------------
 Proposal to approve the
 Company's Executive Long-Term
 Incentive Plan                        14,028,892         858,746         114,235               0                 1,797,821



 Proposal to appoint Deloitte &
 Touche as independent auditors
 for the Company for 1993              16,665,918          66,091          67,685               0                 0


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          See the Exhibit Index immediately preceding the exhibits filed herewith.

    (b)   Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TESORO PETROLEUM CORPORATION
                                                      Registrant




Date:  May 9, 1994                          /s/ MICHAEL D. BURKE
                                              Michael D. Burke
                                               President and
                                          Chief Executive Officer





Date:  May 9, 1994                          /s/ BRUCE A. SMITH
                                              Bruce A. Smith
                                       Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX





Exhibit
Number
- -------

   10.1 Credit Agreement (the "Credit Agreement") dated as of April 20, 1994 among the Company and Texas Commerce Bank National Association ("TCB"), as Issuing Bank and as Agent, and certain other banks named therein.

   10.2 Guaranty Agreement dated as of April 20, 1994 among various subsidiaries of the Company and TCB, as Issuing Bank and as Agent, and certain other banks named therein.

   10.3 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of April 20, 1994 from Tesoro Exploration and Production Company, entered into in connection with the Credit Agreement.

   10.4 Deed of Trust, Security Agreement and Financing Statement dated as of April 20, 1994 among Tesoro Alaska Petroleum Company, TransAlaska Title Insurance Agency, Inc., as Trustee, and TCB, as Agent, entered into in connection with the Credit Agreement.

   10.5 Pledge Agreement dated as of April 20, 1994 by the Company in favor of TCB, entered into in connection with the Credit Agreement.

   10.6 Security Agreement (Accounts and Inventory) dated as of April 20, 1994 between the Company and TCB, entered into in connection with the Credit Agreement.

   10.7 Security Agreement (Accounts and Inventory) dated as of April 20, 1994 between Tesoro Alaska Petroleum Company and TCB, entered into in connection with the Credit Agreement.

   10.8 Security Agreement (Accounts) dated as of April 20, 1994 between Tesoro Petroleum Distributing Company and TCB, entered into in connection with the Credit Agreement.

   10.9 Security Agreement (Accounts and Inventory) dated as of April 20, 1994 between Tesoro Exploration and Production Company and TCB, entered into in connection with the Credit Agreement.

   10.10 Security Agreement (Accounts and Inventory) dated as of April 20, 1994 between Tesoro Refining, Marketing & Supply Company and TCB, entered into in connection with the Credit Agreement.

   11      Information Supporting Earnings (Loss) Per Share Computations.