Form 10-Q
period 1994-06-30
TESORO PETROLEUM CORP /NEW/
filed 1994-08-15
CIK 50104

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         to

                         Commission File Number 1-3473

                         TESORO PETROLEUM CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                        95-0862768
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                               8700 Tesoro Drive
                           San Antonio, Texas  78217
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                 210-828-8484
             (Registrant's Telephone Number, Including Area Code)

                                ===============

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No _____

                                ===============

There were 24,379,056 shares of the Registrant's Common Stock outstanding at July 31, 1994.

                TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994



PART I.  FINANCIAL INFORMATION                                           Page

 Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 1994 and
    December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . .     3

   Condensed Statements of Consolidated Operations - Three Months
    and Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . .     4

   Condensed Statements of Consolidated Cash Flows - Six Months
    Ended June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . .     5

   Notes to Condensed Consolidated Financial Statements. . . . . . . .     6

 Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . . .    11

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    22

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . .    24

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                         PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
                                                         June 30,   December 31,
                                                          1994           1993*
               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (includes restricted cash
   of $25,420 at December 31, 1993) . . . . . . . . .    $41,306       36,596
 Short-term investments. . . . . . . . . . . . . . . .     1,974        5,952
 Receivables, less allowance for doubtful accounts of
   $2,233 ($2,487 at December 31, 1993). . . . . . . .    77,684       69,637
 Inventories:
   Crude oil, refined products and merchandise . . . .    58,382       71,011
   Materials and supplies. . . . . . . . . . . . . . .     3,321        3,175
 Prepaid expenses and other. . . . . . . . . . . . . .    12,427       10,136
                                                        ---------    ---------
   Total Current Assets. . . . . . . . . . . . . . . .   195,094      196,507

PROPERTY, PLANT AND EQUIPMENT, Net of Accumulated
 Depreciation, Depletion  and Amortization of
 $184,495 ($172,312 at December 31, 1993). . . . . . .   240,657      213,151

INVESTMENT IN TESORO BOLIVIA PETROLEUM COMPANY . . . .     8,437        6,310

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .    19,111       18,554
                                                        ---------    ---------
                                                       $ 463,299      434,522
                                                        =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable. . . . . . . . . . . . . . . . . . .   $52,802       43,192
 Accrued liabilities . . . . . . . . . . . . . . . . .    37,246       24,017
 Current portion of long-term debt and other obligations  10,005        4,805
                                                        ---------    ---------
   Total Current Liabilities . . . . . . . . . . . . .   100,053       72,014
                                                        ---------    ---------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . .    36,145       45,272
                                                        ---------    ---------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
 CURRENT PORTION . . . . . . . . . . . . . . . . . . .   178,665      180,667
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

REDEEMABLE PREFERRED STOCK . . . . . . . . . . . . . .      -          78,051
                                                        ---------    ---------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
 $2.16 Cumulative convertible preferred stock. . . . .      -           1,320
 Common Stock. . . . . . . . . . . . . . . . . . . . .     4,049        2,348
 Additional paid-in capital. . . . . . . . . . . . . .   175,476       86,985
 Retained earnings (deficit) . . . . . . . . . . . . .  ( 30,898)    ( 31,898)
                                                        ---------    ---------
                                                         148,627       58,755
 Less deferred compensation. . . . . . . . . . . . . .       191          237
                                                        ---------    ---------
                                                         148,436       58,518
                                                        ---------    ---------

                                                       $ 463,299      434,522
                                                        =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

* The balance sheet at December 31, 1993 has been taken from the audited consolidated financial statements at that date and condensed.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                               Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                  1994      1993       1994     1993
REVENUES:
 Gross operating revenues. . . . . . . . . .    $210,660   185,623    399,747  410,117
 Interest income . . . . . . . . . . . . . .         452       471        975      922
 Gain (loss) on sales of assets. . . . . . .   (     339)        4      2,341       52
 Other . . . . . . . . . . . . . . . . . . .         272        97        722    1,585
                                               ---------- --------- --------- --------
   Total Revenues. . . . . . . . . . . . . .     211,045   186,195    403,785  412,676
                                               ---------- --------- --------- ---------

COSTS AND EXPENSES:
 Costs of sales and operating expenses . . .     191,228   172,132    358,833  385,869
 General and administrative. . . . . . . . .       3,377     3,657      7,004    7,080
 Depreciation, depletion and amortization. .       7,718     4,733     14,395    9,555
 Interest expense, net of $240 capitalized
   in 1994 . . . . . . . . . . . . . . . . .       4,629     2,812      9,506    7,825
 Other . . . . . . . . . . . . . . . . . . .       2,252     1,306      3,443    2,969
                                               ---------- --------- --------- ---------
   Total Costs and Expenses. . . . . . . . .     209,204   184,640    393,181  413,298
                                               ---------- --------- --------- ---------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS ON EXTINGUISHMENT
 OF DEBT . . . . . . . . . . . . . . . . . .       1,841     1,555     10,604 (    622)
Income Tax Provision . . . . . . . . . . . .         611        67      2,172      799
                                               ---------- --------- --------- ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS
 ON EXTINGUISHMENT OF DEBT . . . . . . . . .       1,230     1,488      8,432 (  1,421)
Extraordinary Loss on Extinguishment of Debt         -         -     (  4,752)      -
                                               ---------- --------- --------- ---------
NET EARNINGS (LOSS). . . . . . . . . . . . .       1,230     1,488      3,680 (  1,421)
Dividend Requirements on Preferred Stock . .         791     2,302      2,680    4,604
                                               ---------- --------- --------- ---------

NET EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK. . . . . . . . . . . . . . . .    $    439  (    814)     1,000  ( 6,025)
                                               ========== ========= ========= =========

EARNINGS (LOSS) PER PRIMARY AND
 FULLY DILUTED* SHARE:
 Earnings (Loss) Before Extraordinary Loss on
   Extinguishment of Debt. . . . . . . . . .    $    .02  (    .06)      .27  (    .43)
 Extraordinary Loss on Extinguishment of Debt          -         -  (    .22)     -
                                               ---------- --------- --------- ---------
 Net Earnings (Loss) . . . . . . . . . . . .    $    .02  (    .06)      .05  (    .43)
                                               ========== ========= ========= =========

AVERAGE OUTSTANDING COMMON AND COMMON
 EQUIVALENT SHARES . . . . . . . . . . . . .      23,222    14,070    21,350    14,070
                                               ========== ========= ========= =========

*Anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                             1994        1993
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net earnings (loss) . . . . . . . . . . . . . . . . .    $ 3,680     ( 1,421)
 Adjustments to reconcile net earnings (loss) to
   net cash from operating activities:
   Loss (gain) on extinguishment of debt . . . . . . .      4,752     ( 1,422)
   Depreciation, depletion and amortization. . . . . .     14,395       9,555
   Gain on sales of assets . . . . . . . . . . . . . .    ( 2,341)   (     52)
   Other . . . . . . . . . . . . . . . . . . . . . . .        792       1,334
   Changes in assets and liabilities:
    Receivables  . . . . . . . . . . . . . . . . . . .    ( 6,984)     16,080
    Inventories  . . . . . . . . . . . . . . . . . . .     12,483       7,678
    Investment in Tesoro Bolivia Petroleum Company . .    ( 2,127)   (    864)
    Other assets . . . . . . . . . . . . . . . . . . .    ( 1,824)        508
    Accounts payable and other current liabilities . .     22,103       3,613
    Obligation payments to State of Alaska . . . . . .    ( 1,320)    (11,517)
    Other liabilities and obligations  . . . . . . . .      1,442       1,543
                                                         ---------  ----------
      Net cash from operating activities . . . . . . .     45,051      25,035
                                                         ---------  ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Capital expenditures  . . . . . . . . . . . . . . . .    (44,911)    (12,765)
 Proceeds from sales of assets, net of expenses  . . .      2,247         121
 Sales of short-term investments . . . . . . . . . . .      5,952      25,477
 Purchases of short-term investments . . . . . . . . .    ( 1,974)    (20,293)
 Other . . . . . . . . . . . . . . . . . . . . . . . .      3,850    (    483)
                                                         ---------  ----------
    Net cash used in investing activities  . . . . . .    (34,836)   (  7,943)
                                                         ---------  ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net . . . . .     56,967       -
 Repurchase of common and preferred stock. . . . . . .    (52,948)      -
 Dividends on preferred stock. . . . . . . . . . . . .    ( 1,684)      -
 Payments of long-term debt. . . . . . . . . . . . . .    (10,855)   (    841)
 Issuance of long-term debt  . . . . . . . . . . . . .      5,000       -
 Repurchase of debentures  . . . . . . . . . . . . . .      -        (  9,675)
 Other. . .. . . . . . . . . . . . . . . . . . . . . .    ( 1,985)  (       5)
                                                         ---------  ----------
    Net cash used in financing activities. . . . . . .    ( 5,505)    (10,521)
                                                         ---------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . .      4,710       6,571

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . .     36,596      46,869
                                                         ---------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .    $ 41,306     53,440
                                                         =========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid, net of $240 capitalized in 1994. . . .    $  9,229      9,545
                                                         =========  ==========
 Income taxes paid . . . . . . . . . . . . . . . . . .    $  2,756      2,037
                                                         =========  ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

(1) Basis of Presentation

    The interim condensed consolidated financial statements are unaudited but, in the opinion of management, incorporate all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal recurring nature. For information regarding the effects of the Recapitalization and Offering (as hereinafter defined), see Note 2 below. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Recapitalization and Equity Offering

    Recapitalization. In February 1994, the Company consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the Company's outstanding debt and preferred stocks were restructured (the "Recapitalization"). Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

    (i) The Company exchanged $44.1 million principal amount of new 13% Exchange Notes ("Exchange Notes") due December 1, 2000 for a like principal amount of 12 3/4% Subordinated Debentures ("Subordinated Debentures") due March 15, 2001. This exchange satisfied the 1994 sinking fund requirement and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997.

        The exchange of the Subordinated Debentures was accounted for as an early extinguishment of debt in the first quarter of 1994, resulting in a charge of $4.8 million as an extraordinary loss on this transaction, which represented the excess of the estimated market value of the Exchange Notes over the carrying value of the Subordinated Debentures. The carrying value of the Subordinated Debentures exchanged was reduced by applicable unamortized debt issue costs. No tax benefit was available to offset the extraordinary loss as the Company has provided a 100% valuation allowance to the extent of its deferred tax assets.

   (ii) The 1,319,563 outstanding shares of the Company's $2.16 Preferred Stock, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also agreed to issue an additional 132,416 shares of Common Stock, of which 73,913 shares had been issued at June 30, 1994, on behalf of the holders of $2.16 Preferred Stock in connection with the settlement of litigation related to the reclassification of the $2.16 Preferred Stock. The Company also paid $500,000 for certain legal fees and expenses in connection with such litigation. The remaining 58,503 shares of Common Stock were issued in July 1994. The reclassification of the $2.16 Preferred Stock eliminates preferred dividend requirements of $2.9 million per year on the $2.16 Preferred Stock.

        The issuance of the Common Stock in connection with the reclassification and settlement of litigation that was recorded in 1994 resulted in an increase in Common Stock of approximately $1 million, equal to the aggregate par value of the Common Stock issued, and an increase in additional paid-in capital of approximately $9 million.

  (iii) The Company and MetLife Security Insurance Company of Louisiana ("MetLife Louisiana"), the holder of all of the Company's outstanding $2.20 Cumulative Convertible Preferred Stock ("$2.20 Preferred Stock"), entered into an agreement (the "Amended MetLife Memorandum") pursuant to which MetLife Louisiana agreed, among other matters, to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends on the $2.20 Preferred Stock (aggregating $21.2 million at February 9, 1994) to have been paid, and to grant to the Company a three-year option (the "MetLife Louisiana Option") to purchase all of MetLife Louisiana's holdings of $2.20 Preferred Stock and Common Stock for approximately $53 million prior to June 30, 1994 (after giving effect to the cash dividend paid in May 1994), all in consideration for, among other things, the issuance by the Company to MetLife Louisiana of 1,900,075 shares of Common Stock. Such additional shares were subject to the MetLife Louisiana Option.

        These actions resulted in the reclassification of the $2.20 Preferred Stock into equity capital at its aggregate liquidation preference of $57.5 million and the recording of an increase in additional paid-in capital of approximately $21 million in February 1994.

    Equity Offering. In June 1994, the Company completed a public offering (the "Offering") of 5,850,000 shares of its Common Stock for the purpose of raising funds to exercise the MetLife Louisiana Option. Net proceeds to the Company from the Offering, after deduction of underwriting discounts and commissions and associated expenses, were approximately $57.0 million. On June 29, 1994, the Company exercised the MetLife Louisiana Option in full for approximately $53.0 million, acquiring 2,875,000 shares of $2.20 Preferred Stock having a liquidation value of $57.5 million and 4,084,160 shares of Common Stock having an aggregate market value of $45.9 million (based on a closing price of $11.25 per share on June 28, 1994). The exercise eliminates preferred dividend requirements of $6.3 million per year on the $2.20 Preferred Stock. The Offering and the exercise in full of the MetLife Louisiana Option resulted in a net increase of 1,765,840 outstanding shares of Common Stock, the retirement of $57.5 million of the $2.20 Preferred Stock, and increases in Common Stock of approximately $.3 million, additional paid-in capital of approximately $61.2 million and cash of approximately $4.0 million in June 1994.

    If the Recapitalization and Offering had been completed at the beginning of the year, the pro forma earnings per share before extraordinary loss would have increased from $.27 to $.34 on both a primary and fully diluted basis for the six months ended June 30, 1994, reflecting the elimination of all preferred stock dividend requirements and the issuance of additional shares of Common Stock associated with the Recapitalization and Offering reduced by shares of Common Stock acquired and retired upon exercise of the MetLife Louisiana Option.

    The following table summarizes changes in certain components of Common Stock and Stockholders' Equity during the six months ended June 30, 1994 (in millions):

                                                 $2.16          $2.20
                                               Preferred      Preferred       Common      Additional
                                                 Stock          Stock          Stock       Paid-In
                                             Shares Amount  Shares Amount  Shares Amount   Capital

   Balances at December 31, 1993 . . . . . .  1.3   $  1.3    -    $   -    14.1  $  2.3  $  87.0
   Reclassification of $2.16 Preferred Stock (1.3)    (1.3)   -        -     6.5     1.1      9.7
   Reclassification of $2.20 Preferred Stock   -        -    2.9     57.5    1.9      .3     20.9
   Costs of Recapitalization . . . . . . . .   -        -     -        -      -       -    (  3.3)
   Offering, Net . . . . . . . . . . . . . .   -        -     -        -     5.9     1.0     56.0
   Exercise of MetLife Louisiana Option  . .   -        -   (2.9)   (57.5) ( 4.1)  (  .7)     5.2
                                             ----- ------- ------ -------- ------ ------- --------
   Balances at June 30, 1994 . . . . . . . .   -     $  -     -    $   -    24.3  $  4.0  $ 175.5
                                             ===== ======= ====== ======== ====== ======= ========

(3) Property, Plant and Equipment

    In January 1994, the Company sold its terminal facilities in Valdez, Alaska for cash proceeds of $2.0 million and a note receivable of $3.0 million, which resulted in a pretax gain to the Company of approximately $2.8 million during the six months ended June 30, 1994.

(4) Credit Arrangements

    Revolving Credit Facility. During April 1994, the Company entered into a new three-year $125 million corporate revolving credit facility ("Revolving Credit Facility") with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million, and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Company's Kenai, Alaska refinery (the "Refinery") and the Company's South Texas natural gas reserves.

    Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. As of June 30, 1994, the borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, was approximately $96 million. As of June 30, 1994, the Company had outstanding letters of credit under the new facility of approximately $36 million, with a remaining unused availability of approximately $60 million. Cash borrowings are limited to the amount of the oil and gas reserve component of the borrowing base, which was initially determined to be approximately $32 million. Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base.

    Under the terms of the Revolving Credit Facility, the Company is required to maintain specified levels of working capital, tangible net worth and cash flow. Among other matters, the Revolving Credit Facility has certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind.

    The Revolving Credit Facility replaced certain interim financing arrangements that the Company had been using since the termination of its prior letter of credit facility in October 1993. The interim financing arrangements that were cancelled in conjunction with the completion of the new Revolving Credit Facility included a waiver and substitution of collateral agreement with the State of Alaska and a $30 million reducing revolving credit facility. In addition, the completion of the Revolving Credit Facility provides the Company significant flexibility in the investment of excess cash balances, as the Company is no longer required to maintain minimum cash balances or to secure letters of credit with cash. At June 30, 1994, there were no cash borrowings under the Revolving Credit Facility.

    Vacuum Unit Loan. During May 1994, the National Bank of Alaska and the Alaska Industrial Development & Export Authority agreed to provide a loan to the Company of up to $15 million of the $24 million estimated cost of the new vacuum unit for the Refinery (the "Vacuum Unit Loan"). The Vacuum Unit Loan matures on January 1, 2002, requires 28 equal quarterly payments beginning April 1995 and bears interest at the unsecured 90-day commercial paper rate, adjusted quarterly, plus 2.6% per annum for two-thirds of the amount borrowed and at the National Bank of Alaska floating prime rate plus 1/4 of 1% per annum for the remainder. The Vacuum Unit Loan is secured by a first lien on the Refinery. At June 30, 1994, there were no borrowings under the Vacuum Unit Loan.

(5) Commitments and Contingencies

    Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement (the "Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) (the "Contract Price") of the Natural Gas Policy Act of 1978 (the "NGPA"). Tennessee Gas filed suit against the Company alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1994, the Contract Price was $8.04 per Mcf, the
    Section 101 price was $4.68 per Mcf and the average spot market price was $1.76 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract, subject to whether Tennessee Gas posts a supersedeas bond as discussed below.

    The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The Supreme Court of Texas has agreed to hear arguments on December 13, 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas.

    Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through June 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $26.5 million more than the
    Section 101 prices and $49.4 million in excess of spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest if awarded by the court. An adverse judgment in this case could have a material adverse effect on the Company.

    On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. Approximately 16% of the Company's current deliverability of natural gas from the Bob West Field is subject to this contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, and that such bond must be in an amount equal to the anticipated value of the contract during that period of time, which amount is expected to be well in excess of $150 million for all producers, including the Company. The court further stated that it would allow the parties to attempt to reach an agreement on the amount of the bond for that period, or, if an agreement could not be reached, the court would set the amount of the bond. The Company is unable to predict whether the parties will agree on the amount of a bond or whether Tennessee Gas will post the bond once an amount is determined. However, even if Tennessee Gas posts a bond, based on present spot market prices, the Company believes it will be able to fund its capital expenditure program and comply with the financial covenants under the Revolving Credit Agreement.

    Environmental. In March 1992, the Company received a Compliance Order and Notice of Violation from the U. S. Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at the Refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations relating to asbestos materials. In October 1993, the EPA referred these matters to the Department of Justice ("DOJ"). The DOJ recently contacted Tesoro Alaska to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with the Company and that this decree would include a penalty assessment. The DOJ has not given the Company any indication of the amount of the penalty but has indicated that any assessment will be more than a nominal amount and will factor in the multiple years of violations. Negotiations on the consent decree will begin once the parties negotiate a penalty. The Company is presently in compliance with all of the regulations cited by the EPA except for one, and will be in total compliance by the end of this year. The

    Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the Company's business or financial condition.

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

    At June 30, 1994, the Company had accrued $5.8 million for environmental costs. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Refinery, service stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot presently be determined by the Company.

    Proposed Pipeline Rate Increase. The Company transports its crude oil and a substantial portion of its refined products utilizing Kenai Pipe Line Company's ("KPL") pipeline and marine terminal facilities in Kenai, Alaska. In March 1994, KPL filed a revised tariff with the Federal Energy Regulatory Commission ("FERC") for dock loading services, which would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million, or an increase of $10 million per year. Following the FERC's rejection of KPL's tariff and the commencement of negotiations for the purchase by the Company of the dock facilities, KPL filed a temporary tariff that would increase the Company's annual cost by approximately $1.5 million. The negotiations between the Company and KPL are continuing. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the financial condition or results of operations of the Company.

    Refund Claim. In July 1994, Simmons Oil Corporation, also known as David Christopher Corporation, a former customer of the Company ("Customer"), filed suit against the Company in the United States District Court for the District of New Mexico for a refund in the amount of approximately $1.2 million, plus interest of approximately $4.4 million and attorney's fees, related to a gasoline purchase from the Company in 1979. The Customer also alleges entitlement to treble damages and punitive damages in the aggregate amount of $16.8 million. The refund claim is based on allegations that the Company renegotiated the acquisition price of gasoline sold to the Customer and failed to pass on the benefit of the renegotiated price to the Customer in violation of Department of Energy price and allocation controls then in effect. The Company believes the claim is without merit and anticipates that the ultimate resolution of this matter will not have a material adverse effect on the Company.

Item 2.            TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1993

A summary of the Company's consolidated results of operations for the three and six months ended June 30, 1994 and 1993 is presented below:

Consolidated Results of Operations Data
                                             Three Months          Six Months
                                                 Ended                Ended
                                               June 30,             June 30,
                                             1994     1993        1994     1993
                                                   (Dollars in millions,
                                                 except per share amounts)

Gross Operating Revenues . . . . . . . .   $210.7    185.6       399.7    410.1
Interest Income. . . . . . . . . . . . .       .5       .5         1.0       .9
Gain (Loss) on Sales of Assets . . . . .   (   .4)    -            2.4       .1
Other Income . . . . . . . . . . . . . .       .2       .1          .7      1.6
                                           ------- --------     ------- --------
 Total Revenues. . . . . . . . . . . . .    211.0    186.2       403.8    412.7
Costs of Sales and Operating Expenses. .    191.2    172.1       358.8    385.9
General and Administrative . . . . . . .      3.4      3.7         7.0      7.0
Depreciation, Depletion and Amortization      7.7      4.7        14.4      9.6
Interest Expense . . . . . . . . . . . .      4.6      2.8         9.5      7.8
Other Expense. . . . . . . . . . . . . .      2.3      1.3         3.4      3.0
Income Tax Provision . . . . . . . . . .       .6       .1         2.2       .8
                                           ------- --------     ------- --------
Earnings (Loss) Before Extraordinary Loss.    1.2      1.5         8.5  (   1.4)
Extraordinary Loss on Extinguishment of Debt   -       -        (  4.8)    -
                                           ------- --------     ------- --------
Net Earnings (Loss). . . . . . . . . . .      1.2      1.5         3.7   (  1.4)
Dividend Requirements on Preferred Stock       .8      2.3         2.7      4.6
                                           ------- --------     ------- --------
Earnings (Loss) Applicable to Common Stock $   .4  (   .8)         1.0   (  6.0)
                                           ======= ========     ======= ========

Earnings (Loss) per Primary and Fully
   Diluted* Share:
 Earnings (Loss) Before Extraordinary Loss $  .02  (  .06)         .27  (   .43)
 Extraordinary Loss on Extinguishment of
   Debt  . . . . . . . . . . . . . . . .        -     -         (  .22)     -
                                           ------- --------     ------- --------
 Net Earnings (Loss) . . . . . . . . . .   $  .02  (  .06)         .05   (  .43)
                                           ======= ========     ======= ========

*Anti-dilutive

Net earnings of $1.2 million, or $.02 per share, for the three months ended June 30, 1994 ("1994 second quarter") compare to net earnings of $1.5 million, or a loss of $.06 per share after preferred stock dividend requirements, for the three months ended June 30, 1993 ("1993 second quarter"). Included in the 1993 second quarter was a $3.0 million reduction in expenses for resolution of certain state tax issues. Excluding this reduction, the improvement in the 1994 second quarter, as compared to the 1993 second quarter, was substantially attributable to increased natural gas production from the Company's Bob West Field in South Texas offset by lower operating results from the Company's refining and marketing segment.

Net earnings of $3.7 million, or $.05 per share, for the six months ended June 30, 1994 compare to a net loss of $1.4 million, or $.43 per share, for the six months ended June 30, 1993. The comparability between these two periods was impacted by certain transactions. The 1994 period included a noncash extraordinary loss of $4.8 million on the extinguishment of debt in connection with the Recapitalization. Earnings before the extraordinary loss were $8.5 million, or $.27 per share, for the six months ended June 30, 1994. Also included in the 1994 period was a $2.8 million gain on the sale of the Company's Valdez, Alaska terminal. The 1993 period included the $3.0 million reduction in expenses for resolution of certain state tax issues and a gain of $1.4 million on the repurchase at market value and retirement of $11.25 million principal amount of Subordinated Debentures. Excluding these transactions from both periods, the improvement in 1994 as compared to 1993 was primarily attributable to higher natural gas sales prices on increased natural gas production from the Bob West Field.

Refining and Marketing                        Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                                 1994     1993        1994    1993
                                           (Dollars in millions, except per unit amounts)

Gross Operating Revenues . . . . . . . . .    $ 166.2    155.8       316.5    350.4
Costs of Sales. . . . . .. . . . . . . . .      147.6    133.1       271.8    306.2
                                              --------  -------   ---------  -------
 Gross Margin. . . . . . . . . . . . . . .       18.6     22.7        44.7     44.2
Operating Expenses . . . . . . . . . . . .       20.7     17.9        40.6     35.6
Depreciation and Amortization. . . . . . .        2.6      2.6         5.2      5.1
Other (Income) Expense . . . . . . . . . .         .3     -       (    2.5)      .1
                                              --------  -------   ---------  -------
 Operating Profit (Loss) . . . . . . . . .    $(  5.0)     2.2         1.4      3.4
                                              ======== ========   =========  =======

Refinery Throughput (average daily barrels)    42,651   47,288      43,978   50,084

Sales of Refinery Production:
 Sales ($ per barrel). . . . . . . . . . .    $ 20.88    22.97       19.66    21.87
 Margin ($ per barrel) . . . . . . . . . .    $  2.94     3.51        3.60     3.17
 Volume (average daily barrels). . . . . .     44,688   43,498      45,453   50,401

Sales of Products Purchased for Resale:
 Sales ($ per barrel). . . . . . . . . . .    $ 24.91    27.50       24.53    26.97
 Margin ($ per barrel) . . . . . . . . . .    $  2.52     1.30        2.56     1.13
 Volume (average daily barrels). . . . . .     22,021   19,324      20,812   20,950

Sales Volumes (average daily barrels):
 Gasoline. . . . . . . . . . . . . . . . .     21,596   20,609      22,080   23,243
 Jet fuel. . . . . . . . . . . . . . . . .     12,413    8,754      11,549   10,642
 Diesel fuel and other distillates . . . .     19,630   19,938      17,888   20,293
 Residual fuel oil . . . . . . . . . . . .     13,070   13,521      14,748   17,173
                                              --------  -------   ---------  -------
   Total . . . . . . . . . . . . . . . . .     66,709   62,822      66,265   71,351
                                              ======== ========   =========  =======

Sales Price ($ per barrel):
 Gasoline. . . . . . . . . . . . . . . . .    $ 27.01    27.67       25.44    26.66
 Jet fuel. . . . . . . . . . . . . . . . .    $ 24.31    29.06       24.83    28.85
 Diesel fuel and other distillates . . . .    $ 22.97    26.63       23.22    26.33
 Residual fuel oil . . . . . . . . . . . .    $ 11.14    12.90        9.52    12.03

Capital Expenditures . . . . . . . . . . .    $   8.2       .8        14.3      1.0


Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993. During the 1994 second quarter, U.S. refiners experienced rapidly increasing crude oil prices and only slight product price increases, resulting in a rapid decline in product margins. The Company's refining and marketing operations were affected by these market conditions, resulting in an operating loss of $5.0 million for the 1994 second quarter compared to operating profit of $2.2 million in the 1993 second quarter. Gross operating revenues increased by $10.4 million in the 1994 second quarter, as compared to the 1993 second quarter, primarily due to increased sales of crude oil and to a 6% increase in refined product sales volumes, primarily jet fuel, offset in part by lower refined product prices. Cost of sales were higher by $14.5 million in the 1994 second quarter than in the 1993 second quarter due to the increase in sales volumes. The increase in operating expenses in the 1994 second quarter, as compared to the 1993 second quarter, included higher transportation and advertising costs.

Decreased production of Alaska North Slope ("ANS") crude oil due to seasonal maintenance of the Trans Alaska Pipeline System coupled with an increased demand for ANS crude oil for use as a feedstock in West Coast refineries and the general increase in the world price for crude oil resulted in an increase in the cost of ANS crude oil to the Refinery during the 1994 second quarter. Sales prices of refined products produced at the Refinery have not increased proportionately and, as a result, refined product margins during the 1994 second quarter have been depressed. Results from the Company's refining and marketing segment will be adversely affected by these conditions for so long as such conditions exist.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993. Gross operating revenues decreased in the 1994 period as compared to the 1993 period, primarily due to a 7% reduction in sales volumes of refined products. Costs of sales were lower in the 1994 period due to reduced throughput levels and lower crude oil costs, while the increase in operating expenses included higher transportation and advertising costs. Included in other income for the 1994 period was the $2.8 million gain from the sale of the Company's Valdez,
Alaska terminal. See discussion above for information relating to current market conditions.

Exploration and Production                 Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                              1994    1993           1994     1993
                                          (Dollars in millions, except per unit amounts)
United States:
 Gross operating revenues* . . . . . . .   $  22.8      8.6           40.2     16.3
 Lifting cost. . . . . . . . . . . . . .       3.0      1.2            5.1      2.4
 Depreciation, depletion and amortization      4.7      1.9            8.5      3.9
 Other . . . . . . . . . . . . . . . . .        .5       .3             .8       .6
                                           --------  -------      ---------  -------
   Operating profit - United States. . .      14.6      5.2           25.8      9.4
                                           --------  -------      ---------  -------

Bolivia:
 Gross operating revenues. . . . . . . .       3.3      3.1            6.1      5.9
 Lifting cost. . . . . . . . . . . . . .        .1       .5             .3       .9
 Other . . . . . . . . . . . . . . . . .        .7       .5            1.4      1.5
                                           --------  -------      ---------  -------
   Operating profit - Bolivia. . . . . .       2.5      2.1            4.4      3.5
                                           --------  -------      ---------  -------

Total Operating Profit -
    Exploration and Production . . . . .  $   17.1      7.3           30.2     12.9
                                           ========  =======      =========  =======

Natural Gas - United States:
 Production (average daily Mcf) -
   Spot market and other . . . . . . . .    51,003   21,656         41,960   21,157
   Tennessee Gas Contract* . . . . . . .    19,902    6,237         18,052    6,296
                                           --------  -------      --------- --------
    Total production . . . . . . . . . .    70,905   27,893         60,012   27,453
                                           ========  =======      =========  =======

 Average sales price per Mcf -
   Spot market . . . . . . . . . . . . .   $  1.74     2.13           1.84     1.95
   Tennessee Gas Contract* . . . . . . .   $  7.96     7.47           7.89     7.42
   Average . . . . . . . . . . . . . . .   $  3.49     3.32           3.66     3.20

 Average lifting cost per Mcf. . . . . .   $   .49      .49            .51      .49

 Depletion per Mcf . . . . . . . . . . .   $   .73      .76            .78      .79

 Capital expenditures. . . . . . . . . .   $  17.7      6.5           29.4     11.3

Natural Gas - Bolivia:
 Production (average daily Mcf). . . . .    22,050   20,094         20,601   18,927
 Average sales price per Mcf . . . . . .   $  1.20     1.20           1.21     1.19
 Average lifting cost per net
   equivalent Mcf  . . . . . . . . . . .   $   .03      .20            .07      .22

*The Company is involved in litigation with Tennessee Gas relating to a natural gas sales contract.  See "Capital
 Resources and Liquidity--Litigation", "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed
 Consolidated Financial Statements.

Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993. Successful development drilling in the Bob West Field in South Texas was the primary contributing factor to this segment's improvement when comparing the 1994 second quarter to the 1993 second quarter. The number of producing wells in South Texas in which the Company has a working interest increased to 38 wells at the end of the 1994 second quarter as compared to 15 wells at the end of the 1993 second quarter. The resulting 154% increase in the Company's production levels in South Texas, together with higher average sales prices, contributed to higher revenues. Total lifting costs and depreciation, depletion and amortization also increased in the 1994 second quarter due to the higher production levels. Production subject to spot market prices during the 1994 second quarter had been curtailed through mid-May due to limited transportation facilities. The Company believes that recent expansions in pipeline capacity, gathering systems and processing capacity have eliminated these constraints for the foreseeable future.

The Company sells a portion of its share of natural gas production from the Bob West Field to Tennessee Gas under the Tennessee Gas Contract which expires in January 1999. Tennessee Gas may elect, and from time-to-time in the past has elected, not to take gas under the Tennessee Gas Contract. Tennessee Gas has the right to elect not to take gas during any contract year subject to an obligation to pay for gas not taken at the end of such contract year. The failure to take gas could adversely affect the Company's income and cash flows from operating activities within a contract year, but the Company should recover lost revenues shortly after the end of the contract year under the take-or-pay provisions of the Tennessee Gas Contract. The contract year ends on January 31 of each year. See "Capital Resources and Liquidity--Litigation," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements regarding litigation involving the Tennessee Gas Contract.

Results from the Company's Bolivian operations improved by $.4 million when comparing the 1994 second quarter to the 1993 second quarter. Under a sales contract with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), the Company's Bolivian natural gas production is sold to YPFB, which in turn sells the natural gas to the Republic of Argentina. The contract between YPFB and the Republic of Argentina has recently been extended for an additional three-year period ending March 31, 1997. The contract extension will maintain approximately the same volumes, but with a small decrease in price. The Company's contract with YPFB, including the pricing provision, is presently subject to renegotiation for up to a three-year period. As a result of the terms of the contract extension between YPFB and the Republic of Argentina, the Company expects the renegotiation of the Company's contract with YPFB to result in a corresponding small decrease in the contract price. The renegotiation could also result in a reduction of volumes purchased from the Company due to new supply sources anticipated to commence production near the end of 1994.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993. Revenues from the Company's South Texas exploration and production activities increased by $23.9 million, or 147%, during the six months ended June 30, 1994, as compared to the same period of 1993, primarily due to increased production levels of natural gas. The Company had a working interest in 38 producing wells in South Texas at June 30, 1994 as compared to 15 producing wells at June 30, 1993. The average sales price of the natural gas production was also up by 14% during the 1994 period as compared to the 1993 period. The increased revenues were partially offset by the correlating increase in lifting costs and depreciation, depletion and amortization due to the higher production levels. As discussed above, natural gas production subject to spot market sales prices had been curtailed from February to mid-May 1994 due to constraints on transportation facilities. The Company believes that the recent expansions in pipeline capacity, gathering systems and processing capacities have eliminated such constraints for the foreseeable future.

Operating results from the Company's Bolivian operations improved by $.9 million during the six months ended June 30, 1994, as compared to the same period of 1993, due primarily to increased production of natural gas, higher natural gas sales prices and reduced operating expenses. See discussion above for information relating to the Company's contract with YPFB regarding sales of natural gas production.

Oil Field Supply and Distribution         Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                             1994   1993            1994     1993
                                         (Dollars in millions, except per unit amounts)

Gross Operating Revenues . . . . . . . .  $ 18.3    18.1            36.9     37.5
Costs of Sales . . . . . . . . . . . . .    15.8    15.0            31.7     31.6
                                          ------- -------         -------  -------
  Gross Margin . . . . . . . . . . . . .     2.5     3.1             5.2      5.9
Operating Expenses and Other . . . . . .     2.9     3.5             7.1      7.0
Depreciation and Amortization. . . . . .      .1      .2              .2       .3
Other (Income) Expense . . . . . . . . .   (  .1)    -            (   .5)     -
                                          ------- -------         -------  -------
  Operating Loss . . . . . . . . . . . .  $(  .4) (   .6)         (  1.6)  (  1.4)
                                          ======= =======         =======  =======

Refined Product Sales (average daily
  barrels)       . . . . . . . . . . . .   7,486   6,255           7,455    6,540

Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993. Although sales volumes of refined products were higher during the 1994 second quarter as compared to the 1993 second quarter, refined product sales prices and gross margins were lower due to the strong competition in an oversupplied market. Partially offsetting the reduction in gross margins were lower operating expenses due to consolidation of certain of the Company's terminals and to the discontinuance of the Company's environmental products marketing operations. The Company is continuing its wholesale marketing of fuels and lubricants.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993. Increased sales volumes of refined products in this segment during the 1994 period, as compared to the 1993 period, were offset by lower sales prices and margins due to the strong competition in an oversupplied market. The decrease in operating expenses during the 1994 period as compared to the 1993 period, which resulted from consolidation of certain terminals, was substantially offset by a $.9 million charge recorded in the 1994 period for winding up the Company's environmental products marketing operations which was discontinued in the first quarter of 1994.

Other Income

During the six months ended June 30, 1994, other income decreased by $.9 million as compared to the same period of the prior year. This decrease was primarily due to a $1.4 million gain recorded in the 1993 period for the purchase and retirement of $11.25 million principal amount of Subordinated Debenture in January 1993. Since this retirement satisfied the sinking fund requirement due in March 1993, the gain was not reported as an extraordinary item.

Interest Expense

The increase of $1.8 million in interest expense during the 1994 second quarter, as compared to the 1993 second quarter, was primarily due to a reduction recorded in the 1993 second quarter related to the resolution of certain state tax issues partially offset by capitalized interest of $.2 million recorded in the 1994 second quarter. The increase of $1.7 million in interest expense for the six months ended June 30, 1994, as compared to the prior year period, was also due to the resolution of certain tax issues in 1993 partially offset by capitalized interest in 1994.

Other Expense

Other expense increased by $1.0 million in the second quarter of 1994, as compared to the 1993 quarter, primarily due to environmental expenses related to former operations of the Company.

Income Taxes

The increase of $.5 million in the income tax provision during the 1994 second quarter was primarily due to a reduction in income taxes in the 1993 second quarter for resolution of certain state tax issues. The increase of $1.4 million in the income tax provision during the six months ended June 30, 1994, as compared to the same period in 1993, included higher federal and state income taxes on the Company's increased taxable earnings in the 1994 period and the effect of a reduction recorded in the 1993 period for resolution of certain state tax issues.

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

CAPITAL RESOURCES AND LIQUIDITY

During the first half of 1994, the Company consummated a Recapitalization and Offering pursuant to which the Company's outstanding debt and preferred stock were restructured and which, among other matters, eliminated annual dividend requirements of $9.2 million on the Company's preferred stocks, deferred $44 million of debt service requirements and increased stockholders' equity by approximately $82 million. The Company also entered into a new $125 million corporate Revolving Credit Facility and obtained $15 million additional financing for a major addition to the Refinery. These accomplishments have significantly improved the Company's short-term and long-term liquidity and increased the Company's equity capital and financial resources. The combination of these events together with the Company's capital investment program for 1994 are expected to significantly enhance future profitability.

Significant components of the Recapitalization and Offering were as follows:

   (i) Subordinated Debentures in the principal amount of $44.1 million were tendered in exchange for a like principal amount of new Exchange Notes, which satisfied the 1994 sinking fund requirement and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997. The Exchange Notes bear interest at 13% per annum, are scheduled to mature on December 1, 2000 and have no sinking fund requirements.

  (ii) The 1,319,563 outstanding shares of the Company's $2.16 Preferred Stock, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also agreed to issue an additional 132,416 shares of Common Stock, of which 73,913 shares had been issued at June 30, 1994, on behalf of the holders of $2.16 Preferred Stock in connection with the settlement of litigation related to the reclassification of the $2.16 Preferred Stock. The Company also paid $500,000 for certain legal fees and expenses in connection with such litigation. The remaining 58,503 shares of Common Stock were issued in July 1994.

 (iii) The Company and MetLife Louisiana, the holder of all the Company's outstanding $2.20 Preferred Stock, entered into the Amended MetLife Memorandum, pursuant to which MetLife Louisiana agreed, among other matters, to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon through February 9, 1994 (aggregating approximately $21.2 million) to have been paid, and to grant to the Company the MetLife Louisiana Option (pursuant to which the Company had the option to purchase all shares of the $2.20 Preferred Stock and Common Stock held by MetLife Louisiana), all in consideration for, among other things, the issuance by the Company to MetLife
        Louisiana of 1,900,075 shares of Common Stock. At June 29, 1994, the option price under the MetLife Louisiana Option was approximately $52.9 million, after giving effect to a reduction for cash dividends paid on the $2.20 Preferred Stock in May 1994.

  (iv) Net proceeds of approximately $57.0 million from the issuance of 5,850,000 shares of the Company's Common Stock were used to exercise the MetLife Louisiana Option in full for approximately $52.9 million. The net effects of the Offering and exercise of the MetLife Louisiana Option include the Company's reacquisition of 2,875,000 shares of $2.20 Preferred Stock and a net increase of 1,765,840 shares of Common Stock outstanding.

For further information regarding the Recapitalization and Offering, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Credit Arrangements

During April 1994, the Company entered into a new three-year $125 million corporate Revolving Credit Facility with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for
(i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Refinery and the Company's South Texas natural gas reserves.

Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. As of June 30, 1994, the borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, was approximately $96 million. As of June 30, 1994, the Company had outstanding letters of credit under the new facility of approximately $36 million, with a remaining unused availability of approximately $60 million. Cash borrowings are limited to the amount of the oil and gas reserve component of the borrowing base, which was initially determined to be approximately $32 million. Under the terms of the Revolving Credit Facility, the cash component of the borrowing base is subject to quarterly reevaluations. Based on the increase in the Company's proved domestic oil and gas reserves during the 1994 second quarter, the Company anticipates a substantial increase in cash borrowing availability. Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base. The terms of the Revolving Credit Facility include standard and customary restrictions and covenants. For information concerning such restrictions and covenants, see Note 4 of Notes to Condensed Consolidated Financial Statements.

The Revolving Credit Facility replaced certain interim financing arrangements that the Company had been using since the termination of its prior letter of credit facility in October 1993. The interim financing arrangements that were cancelled in conjunction with the completion of the new Revolving Credit Facility included a waiver and substitution of collateral agreement with the State of Alaska and a $30 million reducing revolving credit facility. In addition, the completion of the Revolving Credit Facility provides the Company significant flexibility in the investment of excess cash balances, as the Company is no longer required to maintain minimum cash balances or to secure letters of credit with cash. At June 30, 1994, there were no cash borrowings under the Revolving Credit Facility.

During May 1994, the National Bank of Alaska and the Alaska Industrial Development & Export Authority agreed to provide a loan to the Company of up to $15 million of the $24 million estimated cost of the vacuum unit for the Refinery (the "Vacuum Unit Loan"). The Vacuum Unit Loan matures on January 1, 2002 and is secured by a first lien on the Refinery. At June 30, 1994, there were no borrowings under the Vacuum Unit Loan. For further information on the Vacuum Unit Loan, see Note 4 of Notes to Condensed Consolidated Financial Statements.

Debt and Other Obligations

The Company's funded debt obligations as of December 31, 1993 included approximately $108.8 million principal amount of Subordinated Debentures, which bear interest at 12 3/4% per annum and require sinking fund payments sufficient to annually retire $11.25 million principal amount of Subordinated Debentures. As part of the Recapitalization, $44.1 million principal amount of Subordinated Debentures was tendered in exchange for a like principal amount of Exchange Notes. Such exchange satisfied the 1994 sinking fund requirement and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997. The indenture governing the Subordinated Debentures contains certain covenants, including a restriction which prevents the current payment of cash dividends on Common Stock and currently limits the Company's ability to purchase or redeem any shares of its capital stock. The Exchange Notes bear interest at 13% per annum, mature on December 1, 2000 and have no sinking fund requirements. The limitation on dividend payments included in the indenture governing the Exchange Notes is less restrictive than the limitation imposed by the Subordinated Debentures. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount, plus accrued interest.

Cash Flows From Operating, Investing and Financing Activities

During the six months ended June 30, 1994, cash and cash equivalents increased by $4.7 million and short-term investments decreased by $4.0 million. At June 30, 1994, the Company's cash and short-term investments totaled $43.3 million and working capital amounted to $95.0 million. Net cash from operating activities of $45.0 million during the six months ended June 30, 1994, compared to $25.0 million for the comparable 1993 period, was primarily due to net earnings adjusted for certain noncash charges and reduced working capital requirements. The 1993 comparable period included payments totaling $11.5 million to the State of Alaska in connection with the settlement of a contractual dispute, as compared to $1.3 million paid to the State of Alaska in the 1994 period. Net cash used in investing activities of $34.8 million during the six months ended June 30, 1994 included capital expenditures of $44.9 million, an increase of $32.1 million from the comparable prior year period. Capital expenditures for the six months ended June 30, 1994 included $29.4 million for exploration and production activities in the Bob West Field, where 11 natural gas development wells were completed and gas processing facilities and pipelines were constructed. The refining and marketing segment's capital expenditures totaled $14.3 million for the six months ended June 30, 1994 primarily for installation costs for the vacuum unit at the Refinery. These uses of cash in investing activities were partially offset by the net decrease of $4.0 million in short-term investments and cash proceeds of $2.2 million, primarily from the sale of the Company's Valdez, Alaska terminal. Net cash used in financing activities of $5.5 million during the six months ended June 30, 1994 included the repayment of net borrowings of $5.0 million under the reducing revolving credit facility which was replaced by the Revolving Credit Facility (see Note 4 of Notes to Condensed Consolidated Financial Statements). In addition, dividends totaling $1.7 million were paid on preferred stock and $4.0 million net proceeds were received from the Offering after the exercise of the MetLife Louisiana Option.

The Company has under consideration total capital expenditures for 1994 of approximately $100 million, compared to $37.5 million during 1993. Capital expenditures for 1994 in the Company's domestic exploration and production operations are projected to be approximately $65 million, primarily for continued development of the Bob West Field and construction of gas processing facilities and pipelines for the increased production from this field. The Company expects to participate in the drilling of 27 development gas wells in the Bob West Field during 1994, of which 11 wells had been completed during the first six months of 1994. Capital projects for the Company's refining and marketing operations for 1994 are anticipated to total approximately $35 million, of which $24 million is associated with the installation of the vacuum unit at the Refinery to allow the Company to further upgrade residual fuel oil production into higher-valued products. For the six months ended June 30, 1994, total capital expenditures amounted to $44.9 million, including $29.4 million for exploration and production operations and $14.3 million for refining and marketing operations, which were funded by the Company's cash flows from operating activities and existing cash. The Company anticipates that capital expenditures for the remainder of 1994 will be funded with cash flows from operating activities, existing cash balances and borrowings under the Vacuum Unit Loan. If necessary, the Company has additional cash borrowing availability under the Revolving Credit Facility. As discussed in "Capital Resources and Liquidity--Litigation," "Legal Proceedings-- Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements, the Company's cash flows from the Tennessee Gas Contract could be significantly reduced.

Proposed Pipeline Rate Increase

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

Litigation

The Company is subject to certain commitments and contingencies, including a contingency relating to a natural gas sales contract dispute with Tennessee Gas. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) (the "Contract Price") of the Natural Gas Policy Act of 1978 (the "NGPA"). Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1994, the Contract Price was $8.04 per Mcf, the Section 101 price was $4.68 per Mcf and the average spot market price was $1.76 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract, subject to whether Tennessee Gas posts a supersedeas bond as discussed below.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The Supreme Court of Texas has agreed to hear arguments on December 13, 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas.

Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through June 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $26.5 million more than the Section 101 prices and $49.4 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest if awarded by the court. An adverse judgment in this case could have a material adverse effect on the Company. See "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements.

On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. Approximately 16% of the Company's current deliverability of natural gas from the Bob West Field is subject to this contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, and that such bond must be in an amount equal to the anticipated value of the contract during that period of time, which amount is expected to be well in excess of $150 million for all producers, including the Company. The court further stated that it would allow the parties to attempt to reach an agreement on the amount of the bond for that period, or, if an agreement could not be reached, the court would set the amount of the bond. The Company is unable to predict whether the parties will agree on the amount of a bond or whether Tennessee Gas will post the bond once an amount is determined. However, even if Tennessee Gas posts a bond, based on present spot market prices, the Company believes it will be able to fund its capital expenditure program and comply with the financial covenants under the Revolving Credit Agreement.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is in discussions with the DOJ concerning the assessment of penalties with respect to certain alleged violations of environmental laws and regulations. Although the level of future expenditures for environmental purposes, including cleanup obligations, is impossible to determine with any degree of probability, it is management's opinion that, based on current knowledge and the extent of such expenditures to date, the ultimate aggregate cost of environmental remediation will not have a material adverse effect on the Company's financial condition. At June 30, 1994, the Company's accrual for environmental liabilities was $5.8 million. See "Legal Proceedings--Clean Air Act Matters" and Note 5 of Notes to Condensed Consolidated Financial Statements..

                             PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

   Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) of the NGPA. Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1994, the Contract Price was $8.04 per Mcf, the
   Section 101 price was $4.68 per Mcf and the average spot market price was $1.76 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract. The Company continues to receive payment from Tennessee Gas based on the Contract Price for all volumes that are subject to the contract, subject to whether Tennessee Gas posts a supersedeas bond as discussed below.

   The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The Supreme Court of Texas has agreed to hear arguments on December 13, 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas.

   Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through June 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $26.5 million more than the Section 101 prices and $49.4 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas the difference between the spot market price for gas and the Contract Price, plus interest if awarded by the court. An adverse judgment in this case could have a material adverse effect on the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

   On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. Approximately 16% of the Company's current deliverability of natural gas from the Bob West Field is subject to this contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, and that such bond must be in an amount equal to the anticipated value of the contract during that period of time, which amount is expected to be well in excess of $150 million for all producers, including the Company. The court further stated that it would allow the parties to attempt to reach an agreement on the amount of the bond for that period, or, if an agreement could not be reached, the court would set the amount of the bond. The Company is unable to predict whether the parties will agree on the amount of a bond or whether Tennessee Gas will post the bond once an amount is determined.

   Clean Air Act Matters. As previously reported, the EPA issued a notice of violation/compliance order to the Company's subsidiary, Tesoro Alaska Petroleum Company ("Tesoro Alaska"), in March 1992 for alleged violations of regulations promulgated under the Clean Air Act. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment.

   From March 1992 to July 1993, the EPA and Tesoro Alaska exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of Tesoro Alaska's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations relating to asbestos materials. In October 1993, the EPA referred these matters to the DOJ. The DOJ recently contacted Tesoro Alaska to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with Tesoro Alaska and that this decree would include a penalty assessment. The DOJ has not given Tesoro Alaska any indication of the amount of the penalty but has indicated that any assessment will be more than a nominal amount and will factor in the multiple years of violations. Negotiations on the consent decree will begin once the parties negotiate a penalty. Tesoro Alaska is presently in compliance with all of the regulations cited by the EPA except for one, and will be in total compliance by the end of this year. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the Company's business or financial condition.

   Recapitalization Matters. As previously reported, in October 1993 Croyden Associates, a holder of shares of the Company's $2.16 Preferred Stock, filed a class action suit in Delaware Chancery Court on behalf of itself and all other holders of the $2.16 Preferred Stock. The suit alleged that the Company and its directors breached their fiduciary duties to the holders of the $2.16 Preferred Stock in formulating the originally proposed terms of the Recapitalization, which provided for the reclassification of each share of $2.16 Preferred Stock into 3.5 shares of Common Stock or, at the holder's option, 2.75 shares of Common Stock and .25 share of a new issue of preferred stock. The suit sought, among other things, monetary damages and to enjoin the Recapitalization. On April 13, 1994, the court entered an order that approved a settlement agreement which provided for (i) the exchange of each share of $2.16 Preferred Stock into 4.9 shares of Common Stock and (ii) the issuance of up to 131,956 shares (subsequently increased to 132,416 shares to eliminate fractional shares) of Common Stock and the payment of $500,000 by the Company for plaintiff's attorneys' fees and expenses awarded by the Delaware Chancery Court. By order dated April 20, 1994, the court awarded plaintiff's counsel $500,000 and 73,913 shares of Common Stock out of the 131,956 shares of Common Stock applied for by such counsel for legal fees and expenses, with the remaining shares to be issued to the former holders of $2.16 Preferred Stock as of the close of business on February 9, 1994. Subsequently, counsel retained by a party objecting to the settlement was awarded legal fees and expenses totaling approximately $11,500 to be paid in the form of 1,127 shares of Common Stock out of the 58,503 shares of Common Stock to be issued to the former holders of the $2.16 Preferred Stock. The shares awarded to counsel for the holders of $2.16 Preferred Stock were issued in May 1994; the shares awarded to the former holders of $2.16 Preferred Stock and to counsel for the objecting party were issued in July 1994.

   Refund Claim. On July 5, 1994, Simmons Oil Corporation, also known as David Christopher Corporation, a former customer of the Company ("Customer"), filed suit against the Company in the United States District Court for the District of New Mexico for a refund in the amount of approximately $1.2 million, plus interest of approximately $4.4 million and attorney's fees, related to a gasoline purchase from the Company in 1979. The Customer also alleges entitlement to treble damages and punitive damages in the aggregate amount of $16.8 million. The refund claim is based on allegations that the Company renegotiated the acquisition price of the gasoline sold to the Customer and failed to pass on the benefit of the renegotiated price to the Customer in violation of Department of Energy price and allocation controls then in effect. The Company believes the claim is without merit and anticipates that the ultimate resolution of this matter will not have a material adverse effect on the Company.

   Item 4.  Submission of Matters to a Vote of Security Holders

       (a) The 1994 annual meeting of stockholders of the Company was held on May 26, 1994.

       (b) The names of the directors elected at the meeting and a tabulation of the number of votes cast for, against or withheld with respect to each such director are set forth below:

                              Votes                Votes                 Votes
      Name                     For                Against              Withheld

  Ray C. Adam               20,623,523                0                1,569,961
  Michael D. Burke          20,636,743                0                1,556,741
  Robert J. Caverly         16,465,560                0                5,727,924
  Peter M. Detwiler          9,511,204                0               12,682,280
  Steven H. Grapstein       20,625,201                0                1,568,283
  Charles F. Luce           20,619,788                0                1,573,696
  Raymond K. Mason, Sr.      9,503,813                0               12,689,671
  John J. McKetta, Jr.      18,088,461                0                4,105,023
  Stewart G. Nagler         20,574,487                0                1,618,997
  William S. Sneath         20,625,597                0                1,567,887
  Arthur Spitzer            20,573,939                0                1,619,545
  Murray L. Weidenbaum      19,454,515                0                2,738,969
  Charles Wohlstetter       18,302,910                0                3,890,574
            Pursuant to the terms of the Amended MetLife Memorandum, Ray C. Adam, Charles F. Luce, Stewart G. Nagler and William S. Sneath resigned as directors of the Company effective June 29, 1994.

       (c) With respect to a proposal to appoint Deloitte & Touche as independent auditors for the Company for 1994, there were 16,876,870 votes for; 30,747 votes against; 59,967 votes withheld; 5,225,900 broker non-votes; and no abstentions.

Item 6.Exhibits and Reports on Form 8-K

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


                                           TESORO PETROLEUM CORPORATION
                                                       Registrant




Date:   August 15, 1994                     /s/   Michael D. Burke
                                           -----------------------------
                                                  Michael D. Burke
                                                    President and
                                              Chief Executive Officer








Date:   August 15, 1994                    /s/     Bruce A. Smith
                                          --------------------------------
                                                   Bruce A. Smith
                                             Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX






Exhibit
Number


11          Information Supporting Earnings (Loss) Per Share Computations.