Form 10-Q
period 1994-09-30
TESORO PETROLEUM CORP /NEW/
filed 1994-11-14
CIK 50104

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                         Yes    X            No _____


There were 24,389,801 shares of the Registrant's Common Stock outstanding at October 31, 1994.

               TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994



PART I.  FINANCIAL INFORMATION                                           Page

 Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - September 30, 1994 and
     December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . .     3

   Condensed Statements of Consolidated Operations - Three Months
     and Nine Months Ended September 30, 1994 and 1993 . . . . . . . .     4

   Condensed Statements of Consolidated Cash Flows - Nine Months
     Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . .     5

   Notes to Condensed Consolidated Financial Statements. . . . . . . .     6

 Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . .    12

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    24

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26


                         PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
                                                      September 30,   December 31,
                                                          1994           1993<F1>
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (includes restricted cash
  of $25,420 at December 31, 1993) . . . . . . . . . .$  30,440         36,596
 Short-term investments. . . . . . . . . . . . . . . .    1,974          5,952
 Receivables, less allowance for doubtful accounts of
   $1,860 ($2,487 at December 31, 1993). . . . . . . .   73,543         69,637
 Inventories:
   Crude oil, refined products and merchandise . . . .   49,548         71,011
   Materials and supplies. . . . . . . . . . . . . . .    3,323          3,175
 Prepaid expenses and other. . . . . . . . . . . . . .   12,610         10,136
                                                        -------        -------
   Total Current Assets. . . . . . . . . . . . . . . .  171,438        196,507

PROPERTY, PLANT AND EQUIPMENT, Net of Accumulated
 Depreciation, Depletion  and Amortization of
 $193,748 ($172,312 at December 31, 1993). . . . . . .  259,179        213,151

INVESTMENT IN TESORO BOLIVIA PETROLEUM COMPANY . . . .   10,290          6,310

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .   18,067         18,554
                                                        -------        -------
                                                      $ 458,974        434,522
                                                        =======        =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable. . . . . . . . . . . . . . . . . . .$  51,012         43,192
 Accrued liabilities . . . . . . . . . . . . . . . . .   27,425         24,017
 Current portion of long-term debt and other
   obligations   . . . . . . . . . . . . . . . . . . .   10,671          4,805
                                                        -------        -------
   Total Current Liabilities . . . . . . . . . . . . .   89,108         72,014
                                                        -------        -------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . .   36,265         45,272
                                                        -------        -------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
 PORTION . . . . . . . . . . . . . . . . . . . . . . .  188,228        180,667
                                                        -------        -------

COMMITMENTS AND CONTINGENCIES (Note 5)

REDEEMABLE PREFERRED STOCK . . . . . . . . . . . . . .     -            78,051
                                                        -------        -------

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
 $2.16 Cumulative convertible preferred stock. . . . .     -             1,320
 Common Stock. . . . . . . . . . . . . . . . . . . . .    4,064          2,348
 Additional paid-in capital. . . . . . . . . . . . . .  175,638         86,985
 Accumulated deficit . . . . . . . . . . . . . . . . . ( 34,161)      ( 31,898)
                                                        -------        -------
                                                        145,541         58,755
 Less deferred compensation. . . . . . . . . . . . . .      168            237
                                                        -------        -------
                                                        145,373         58,518
                                                        -------        -------

                                                      $ 458,974        434,522
                                                        =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

<F1>The balance sheet at  December  31,  1993  has  been  taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                               Three Months Ended    Nine Months Ended
                                                   September 30,          September 30,
                                                  1994      1993         1994      1993
REVENUES:
 Gross operating revenues. . . . . . . . . .  $  251,811   214,464      651,558   624,581
 Interest income . . . . . . . . . . . . . .         627       484        1,602     1,406
 Gain on sales of assets . . . . . . . . . .          18        12        2,359        64
 Other . . . . . . . . . . . . . . . . . . .         219       212          941     1,797
                                                 -------   -------      -------   -------
   Total Revenues. . . . . . . . . . . . . .     252,675   215,172      656,460   627,848
                                                 -------   -------      -------   -------

COSTS AND EXPENSES:
 Costs of sales and operating expenses . . .     235,638   195,667      594,471   581,536
 General and administrative. . . . . . . . .       3,480     3,866       10,484    10,946
 Depreciation, depletion and amortization. .       9,493     5,795       23,888    15,350
 Interest expense, net of capitalized interest     4,483     4,976       13,989    12,801
 Other . . . . . . . . . . . . . . . . . . .       1,409     1,472        4,852     4,441
                                                 -------   -------      -------   -------
   Total Costs and Expenses. . . . . . . . .     254,503   211,776      647,684   625,074
                                                 -------   -------      -------   -------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS ON EXTINGUISHMENT
 OF DEBT . . . . . . . . . . . . . . . . . .   (   1,828)    3,396        8,776     2,774
Income Tax Provision . . . . . . . . . . . .       1,435     1,636        3,607     2,435
                                                 -------   -------      -------   -------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
 LOSS ON EXTINGUISHMENT OF DEBT. . . . . . .   (   3,263)    1,760        5,169       339
Extraordinary Loss on Extinguishment of Debt        -         -       (   4,752)     -
                                                 -------   -------      -------   -------
NET EARNINGS (LOSS)  . . . . . . . . . . . .   (   3,263)    1,760          417       339
Dividend Requirements on Preferred Stock . .        -        2,302        2,680     6,906
                                                 -------   -------      -------   -------

NET LOSS APPLICABLE TO COMMON STOCK. . . . .  $(   3,263)  (   542)   (   2,263)  ( 6,567)
                                                 =======   =======      =======   =======


EARNINGS (LOSS) PER PRIMARY AND
  FULLY DILUTED<F2> SHARE:
  Earnings (Loss) Before Extraordinary Loss
   on Extinguishment of Debt . . . . . . . .  $(     .13)  (   .04)         .11  (    .47)
 Extraordinary Loss on Extinguishment of Debt       -         -       (     .21)     -
                                                 -------   -------      -------   -------
 Net Loss  . . . . . . . . . . . . . . . . .  $(     .13)  (   .04)   (     .10) (    .47)
                                                 =======   =======      =======   =======


AVERAGE OUTSTANDING COMMON AND COMMON
 EQUIVALENT SHARES . . . . . . . . . . . . .      25,011    14,070       22,584    14,070
                                                 =======   =======      =======   =======


<F2>Anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.



                   TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)
                                                             Nine Months Ended
                                                               September 30,
                                                             1994        1993
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net earnings  . . . . . . . . . . . . . . . . . . . . . $    417         339
 Adjustments to reconcile net earnings to net cash
  from operating activities:
   Loss (gain) on extinguishment of debt . . . . . . . .    4,752     ( 1,422)
   Depreciation, depletion and amortization. . . . . . .   23,888      15,350
   Gain on sales of assets . . . . . . . . . . . . . . .  ( 2,359)    (    64)
   Other . . . . . . . . . . . . . . . . . . . . . . . .    1,187       2,125
   Changes in assets and liabilities:
    Receivables  . . . . . . . . . . . . . . . . . . . .  ( 2,906)     10,795
    Inventories  . . . . . . . . . . . . . . . . . . . .   21,315      22,237
    Investment in Tesoro Bolivia Petroleum Company . . .  ( 3,980)    ( 1,405)
    Other assets . . . . . . . . . . . . . . . . . . . .  ( 1,090)      2,257
    Accounts payable and other current liabilities . . .   11,108     (10,961)
    Obligation payments to State of Alaska . . . . . . .  ( 2,011)    (12,264)
    Other liabilities and obligations  . . . . . . . . .    2,309       1,585
                                                           ------      ------
      Net cash from operating activities . . . . . . . .   52,630      28,572
                                                           ------      ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Capital expenditures  . . . . . . . . . . . . . . . . .  (73,260)    (26,286)
 Proceeds from sales of assets, net of expenses  . . . .    2,526         141
 Sales of short-term investments . . . . . . . . . . . .    5,952      38,837
 Purchases of short-term investments . . . . . . . . . .  ( 1,974)    (20,293)
 Other . . . . . . . . . . . . . . . . . . . . . . . . .    3,950     (   250)
                                                           ------      ------
    Net cash used in investing activities  . . . . . . .  (62,806)    ( 7,851)
                                                           ------      ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net . . . . . .   56,967       -
 Repurchase of common and preferred stock. . . . . . . .  (52,948)      -
 Dividends on preferred stock. . . . . . . . . . . . . .  ( 1,684)      -
 Payments of long-term debt. . . . . . . . . . . . . . .  (11,097)    ( 1,076)
 Issuance of long-term debt  . . . . . . . . . . . . . .   15,206       -
 Repurchase of debentures  . . . . . . . . . . . . . . .    -         ( 9,675)
 Other. . .. . . . . . . . . . . . . . . . . . . . . . .  ( 2,424)    (     5)
                                                           ------      ------
    Net cash from (used in) financing activities . . . .    4,020     (10,756)
                                                           ------      ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .  ( 6,156)      9,965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . .   36,596      46,869
                                                           ------      ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . $ 30,440      56,834
                                                           ======      ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid, net of $607 capitalized in 1994  . . . . $ 13,220      17,543
                                                           ======      ======
 Income taxes paid . . . . . . . . . . . . . . . . . . . $  3,855       3,448
                                                           ======      ======

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

(ii) The 1,319,563 outstanding shares of the Company's $2.16 Preferred Stock, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also issued an additional 132,416 shares of Common Stock on behalf of the holders of $2.16 Preferred Stock in connection with the settlement of litigation related to the reclassification of the $2.16 Preferred Stock. In addition, the Company paid $500,000 for certain legal fees and expenses in connection with such litigation. The reclassification of the $2.16 Preferred Stock eliminated preferred dividend requirements of $2.9 million per year on the $2.16 Preferred Stock.

      The issuance of the Common Stock in connection with the reclassification and settlement of litigation that was recorded in 1994 resulted in an increase in Common Stock of approximately $1 million, equal to the aggregate par value of the Common Stock issued, and an increase in additional paid-in capital of approximately $9 million.

(iii) The Company and MetLife Security Insurance Company of Louisiana ("MetLife Louisiana"), the holder of all of the Company's outstanding $2.20 Cumulative Convertible Preferred Stock ("$2.20 Preferred Stock"), entered into an agreement (the "Amended MetLife Memorandum") pursuant to which MetLife Louisiana agreed, among other matters, to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends on the $2.20 Preferred Stock (aggregating $21.2 million at February 9, 1994) to have been paid, and to grant to the Company a three-year option (the "MetLife Louisiana Option") to purchase all of MetLife Louisiana's holdings of $2.20 Preferred Stock and Common Stock for approximately $53 million prior to June 30, 1994 (after giving effect to the cash dividend on the $2.20 Preferred Stock paid in May 1994), all in consideration for, among other things, the issuance by the Company to MetLife Louisiana of 1,900,075 shares of Common Stock. Such additional shares were also subject to the MetLife Louisiana Option.

      These actions resulted in the reclassification of the $2.20 Preferred Stock into equity capital at its aggregate liquidation preference of $57.5 million and the recording of an increase in additional paid-in capital of approximately $21 million in February 1994.

Equity Offering. In June 1994, the Company completed a public offering (the "Offering") of 5,850,000 shares of its Common Stock for the purpose of raising funds to exercise the MetLife Louisiana Option. Net proceeds to the Company from the Offering, after deduction of underwriting discounts and commissions and associated expenses, were approximately $57.0 million. On June 29, 1994, the Company exercised the MetLife Louisiana Option in full for approximately $53.0 million, acquiring 2,875,000 shares of $2.20 Preferred Stock having a liquidation value of $57.5 million and 4,084,160 shares of Common Stock having an aggregate market value of $45.9 million (based on a closing price of $11.25 per share on June 28, 1994). The exercise eliminated preferred dividend requirements of $6.3 million per year on the $2.20 Preferred Stock. The Offering and the exercise in full of the MetLife Louisiana Option resulted in a net increase of 1,765,840 outstanding shares of Common Stock, the retirement of $57.5 million of the $2.20 Preferred Stock, and increases in Common Stock of approximately $.3 million, additional paid-in capital of approximately $61.2 million and cash of approximately $4.0 million in June 1994.

If the Recapitalization and Offering had been completed at the beginning of the year, the pro forma earnings per share before extraordinary loss would have increased from $.11 to $.21 on both a primary and fully diluted basis for the nine months ended September 30, 1994, reflecting the elimination of all preferred stock dividend requirements and the issuance of additional shares of Common Stock associated with the Recapitalization and Offering reduced by shares of Common Stock acquired and retired upon exercise of the MetLife Louisiana Option.

The following table summarizes changes in certain components of Common Stock and Other Stockholders' Equity during the nine months ended September 30, 1994 (in millions):


                                                $2.16              $2.20
                                              Preferred          Preferred          Common     Additional
                                                Stock              Stock             Stock       Paid-In
                                           Shares   Amount    Shares   Amount   Shares   Amount  Capital

Balances at December 31, 1993. . . . . . .   1.3   $  1.3       -    $   -       14.1    $ 2.3  $  87.0
Reclassification of $2.16 Preferred Stock   (1.3)    (1.3)      -        -        6.5      1.1      9.7
Reclassification of $2.20 Preferred Stock    -        -         2.9     57.5      1.9       .3     20.9
Costs of Recapitalization  . . . . . . . .   -        -         -        -        -        -     (  3.3)
Offering, Net. . . . . . . . . . . . . . .   -        -         -        -        5.9      1.0     56.0
Exercise of MetLife Louisiana Option . . .   -        -        (2.9)   (57.5)   ( 4.1)   (  .7)     5.2
Other  . . . . . . . . . . . . . . . . . .   -        -         -        -         .1       .1       .1
                                            -----    -----     -----   ------   ------   ------  -------
Balances at September 30, 1994 . . . . . .   -     $  -         -    $   -       24.4    $ 4.1  $ 175.6
                                            =====    =====     =====   ======   ======   ======  =======

(3) Property, Plant and Equipment

In January 1994, the Company sold its terminal facilities in Valdez, Alaska for cash proceeds of $2.0 million and a note receivable of $3.0 million, which resulted in a pretax gain to the Company of approximately $2.8 million during the nine months ended September 30, 1994.

During the three and nine months ended September 30, 1994, the Company capitalized interest of $367,000 and $607,000, respectively, in conjunction with the installation of a vacuum unit at the Company's refinery.

(4) Credit Arrangements

Revolving Credit Facility. During April 1994, the Company entered into a three-year $125 million corporate revolving credit facility ("Revolving Credit Facility") with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million, and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Company's Kenai, Alaska refinery and the Company's South Texas natural gas reserves.

Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. As of September 30, 1994, the borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, was $100 million. As of September 30, 1994, the Company had outstanding letters of credit under the facility of approximately $36 million, with a remaining unused availability of approximately $64 million. Cash borrowings are limited to the amount of the oil and gas reserve component of the borrowing base, which has most recently been determined to be approximately $45 million. Under the terms of the Revolving Credit Facility, the oil and gas component of the borrowing base is subject to quarterly reevaluations. Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base. At September 30, 1994, there were no cash borrowings under the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refinery cash flow, as defined in the Revolving Credit Facility. Among other matters, the Revolving Credit Facility has certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind. At September 30, 1994, the Company satisfied all of its covenant requirements under the Revolving Credit Facility except for the refinery cash flow requirement which was not met due to the downturn in the refining and marketing industry, which also adversely affected the Company's operations. The Company's lenders waived the refinery cash flow requirement for the period ended September 30, 1994. Currently, the Company is discussing a proposed amendment with its lenders, which would include a revision to the refinery cash flow requirement, and expects to finalize such amendment by December 31, 1994.

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

Vacuum Unit Loan. During May 1994, the National Bank of Alaska and the Alaska Industrial Development & Export Authority agreed to provide a loan to the Company of up to $15 million of the $24 million estimated cost of a new vacuum unit for the Company's refinery (the "Vacuum Unit Loan"). The Vacuum Unit Loan matures on January 1, 2002, requires 28 equal quarterly payments beginning April 1995 and bears interest at the unsecured 90-day commercial paper rate, adjusted quarterly, plus 2.6% per annum (7.34% at September 30, 1994) for two-thirds of the amount borrowed and at the National Bank of Alaska floating prime rate plus 1/4 of 1% per annum (8.0% at September 30, 1994) for the remainder. The Vacuum Unit Loan is secured by a first lien on the Company's refinery. At September 30, 1994, the Company had borrowed $10.2 million under the Vacuum Unit Loan.

(5) Commitments and Contingencies

Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement (the "Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with
Section 102(b)(2) (the "Contract Price") of the Natural Gas Policy Act of 1978 (the "NGPA"). Tennessee Gas filed suit against the Company alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of
Section 101 of the NGPA rather than the Contract Price. During September 1994, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.80 per Mcf and the average spot market price was $1.32 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

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

Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through September 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $29.1 million more than the
Section 101 prices and $54.4 million in excess of spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas $52.5 million, plus interest if awarded by the court, representing the difference between the spot market price and the Contract Price received by the Company through September 17, 1994 (the date on which the Company entered into a bond agreement discussed below). An adverse judgment in this case could have a material adverse effect on the Company.

On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, in an amount equal to the anticipated value of the Tennessee Gas Contract during that period. In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates

$3.00 per Mcf ("the "Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is non-refundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. The Company continues to recognize revenues under the Tennessee Gas Contract based on the Contract Price. At September 30, 1994, the Company's receivables included $1.5 million representing the difference between the Contract Price and the Bond Price.

Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company is currently involved with two waste disposal sites in Louisiana at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at any site, the extent of the Company's allocated financial contribution to the cleanup of these sites is expected to be limited based on the number of companies and the volumes of waste involved. At each site, a number of large companies have also been named as potentially responsible parties and are expected to cooperate in the cleanup. The Company is also involved in remedial response and has incurred cleanup expenditures associated with environmental matters at a number of other sites including certain of its own properties.

In March 1992, the Company received a Compliance Order and Notice of Violation from the U. S. Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at the Company's refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations relating to asbestos materials. In October 1993, the EPA referred these matters to the Department of Justice ("DOJ"). The DOJ contacted Tesoro Alaska to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with the Company and that this decree would include a penalty assessment. The DOJ has not given the Company any indication of the amount of the penalty but has indicated that any assessment will be more than a nominal amount and will factor in the multiple years of violations. Negotiations on the consent decree will begin once the parties negotiate a penalty. The Company believes that it is presently in compliance with all of the regulations cited by the EPA except for one, and expects to be in total compliance by the end of this year.

At September 30, 1994, the Company's accruals for environmental matters amounted to $6.7 million. Based on currently available information, including the participation  of  other  parties  or  former owners in remediation actions, the
Company believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, service stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot presently be determined by the Company.

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

Item  2.        TESORO PETROLEUM CORPORATION  AND  SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1993

A summary of the Company's consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 is presented below:

Consolidated Results of Operations Data                   Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                             1994       1993       1994       1993
                                                    (Dollars in millions, except per share amounts)

Gross Operating Revenues . . . . . . . .                 $  251.9      214.5      651.6      624.6
Interest Income. . . . . . . . . . . . .                       .6         .5        1.6        1.4
Gain on Sales of Assets. . . . . . . . .                      -          -          2.4         .1
Other Income . . . . . . . . . . . . . .                       .2         .2         .9        1.8
                                                          -------    -------    -------    -------
  Total Revenues . . . . . . . . . . . .                    252.7      215.2      656.5      627.9
Costs of Sales and Operating Expenses. .                    235.7      195.7      594.5      581.6
General and Administrative . . . . . . .                      3.5        3.9       10.5       10.9
Depreciation, Depletion and Amortization                      9.5        5.8       23.9       15.4
Interest Expense, Net of Capitalized Interest                 4.5        5.0       14.0       12.8
Other Expense. . . . . . . . . . . . . .                      1.4        1.5        4.8        4.5
Income Tax Provision . . . . . . . . . .                      1.4        1.6        3.6        2.4
                                                          -------    -------    -------    -------
Earnings (Loss) Before Extraordinary Loss.                (   3.3)       1.7        5.2         .3
Extraordinary Loss on Extinguishment of Debt                  -          -      (   4.8)       -
                                                          -------    -------    -------    -------
Net Earnings (Loss)  . . . . . . . . . .                  (   3.3)       1.7         .4         .3
Dividend Requirements on Preferred Stock                      -          2.3        2.7        6.9
                                                          -------    -------    -------    -------
Net Loss Applicable to Common Stock. . .                 $(   3.3)    (   .6)   (   2.3)   (   6.6)
                                                          =======    =======    =======    =======

Earnings (Loss) per Primary and Fully Diluted<F3> Share:
  Earnings (Loss) Before Extraordinary Loss              $(   .13)    (  .04)       .11    (   .47)
  Extraordinary Loss on Extinguishment of Debt               -          -       (   .21)      -
                                                          -------    -------    -------    -------
  Net Loss . . . . . . . . . . . . . . .                 $(   .13)    (  .04)   (   .10)   (   .47)
                                                          =======    =======    =======    =======

<F3>Anti-dilutive

A net loss of $3.3 million, or $.13 per share, for the three months ended September 30, 1994 ("1994 third quarter") compares to net earnings of $1.7 million, or a net loss of $.04 per share after preferred stock dividend requirements, for the three months ended September 30, 1993 ("1993 third quarter"). The decline in the 1994 third quarter, as compared to the 1993 third quarter, was primarily attributable to lower operating results from the Company's refining and marketing segment. During the 1994 third quarter, the pattern of depressed refined product margins which began in the second quarter of 1994 continued. Results for the comparable 1993 quarter included a $5.0 million noncash charge for a LIFO inventory valuation.

Net earnings of $.4 million, or a net loss of $.10 per share after preferred stock dividend requirements, for the nine months ended September 30, 1994 ("1994 period") compare to net earnings of $.3 million, or a net loss of $.47 per share after preferred stock dividend requirements for the nine months ended September 30, 1993 ("1993 period"). The comparability between these two periods was impacted by certain transactions. The 1994 period included a noncash extraordinary loss of $4.8 million on the extinguishment of debt in connection with the Recapitalization. Earnings before the extraordinary loss were $5.2 million, or $.11 per share, for the 1994 period. Also included in the 1994 period was a $2.8 million gain on the sale of the Company's Valdez, Alaska terminal. The 1993 period included a $5.0 million noncash charge for a LIFO inventory valuation partially offset by a $3.0 million reduction in expenses for resolution of certain state tax issues and a gain of $1.4 million on the repurchase and retirement of $11.25 million principal amount of Subordinated Debentures. Excluding these transactions from both periods, the improvement of $1.5 million in the 1994 period as compared to the 1993 period was primarily attributable to increased natural gas production from the Company's exploration and production operations in South Texas and Bolivia partially offset by the lower operating results from the Company's refining and marketing segment and the impact of lower spot market prices for sales of domestic natural gas.

Refining and Marketing                          Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                  1994       1993      1994       1993
                                          (Dollars in millions, except per barrel amounts)

Gross Operating Revenues . . . . . . .       $   207.1      174.6     523.6      525.0
Costs of Sales . . . . . . . . . . . .           187.8      148.6     459.6      454.8
                                              --------   --------  --------   --------
 Gross Margin. . . . . . . . . . . . .            19.3       26.0      64.0       70.2
Operating Expenses . . . . . . . . . .            21.8       21.4      62.4       57.0
Depreciation and Amortization. . . . .             2.6        2.5       7.8        7.6
Other (Income) Expense, Including Gain
   on Asset Sales  . . . . . . . . . .              -          .1   (   2.5)        .2
                                              --------   --------  --------   --------
 Operating Profit (Loss) . . . . . . .       $(    5.1)       2.0 (     3.7)       5.4
                                              ========   ========  ========   ========

Capital Expenditures . . . . . . . . .       $     8.6        3.0      22.9        4.0
                                              ========   ========  ========   ========

Refinery Throughput (average daily barrels)     46,330     51,328    44,770     50,503
                                              ========   ========  ========   ========

Sales of Refinery Production:
 Sales ($ per barrel). . . . . . . . .       $   21.80      22.59      20.42     22.45
 Margin ($ per barrel) . . . . . . . .       $     .10       4.40<F4>   2.57      4.06<F4>
 Volume (average daily barrels). . . .          41,663     48,988     44,176    50,730

Sales of Products Purchased for Resale:
 Sales ($ per barrel). . . . . . . . .       $   26.07      27.47      25.15     27.50
 Margin ($ per barrel) . . . . . . . .       $    2.46       1.92       2.38      1.24
 Volume (average daily barrels). . . .          38,946     17,882     26,923    19,111

Sales Volumes (average daily barrels):
 Gasoline. . . . . . . . . . . . . . .          27,000     23,171     23,603    23,219
 Jet fuel. . . . . . . . . . . . . . .          19,999     12,023     14,525    11,107
 Diesel fuel and other distillates . .          20,490     17,123     18,772    19,225
 Residual fuel oil . . . . . . . . . .          13,120     14,553     14,199    16,290
                                              --------   --------   --------  --------
   Total . . . . . . . . . . . . . . .          80,609     66,870     71,099    69,841
                                              ========   ========   ========  ========

Sales Price ($ per barrel):
 Gasoline. . . . . . . . . . . . . . .       $   28.45      28.60      26.75     28.01
 Jet fuel. . . . . . . . . . . . . . .       $   25.33      27.20      24.84     28.18
 Diesel fuel and other distillates . .       $   23.68      26.14      23.37     26.50
 Residual fuel oil . . . . . . . . . .       $   12.50      11.04      10.45     11.73


<F4>  Excludes the effect of a noncash charge of $5.0 million for a LIFO inventory valuation.

Refining and Marketing
Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993. During the 1994 third quarter, the pattern of depressed refined product margins which began in the second quarter of 1994 continued. The Company's refining and marketing operations continue to be affected by these adverse market conditions, resulting in an operating loss of $5.1 million for the 1994 third quarter compared to an operating profit of $2.0 million in the 1993 third quarter. The 1993 third quarter operating profit included a noncash charge of $5.0 million for a LIFO inventory valuation. Gross operating revenues increased by $32.5 million in the 1994 third quarter, as compared to the 1993 third quarter, primarily due to a 21% increase in refined product sales volumes together with increased sales of crude oil. Costs of sales were higher by $39.2 million in the 1994 third quarter than in the comparable 1993 quarter due to the increase in sales volumes and higher crude oil supply costs.

During the 1994 second quarter, decreased production of Alaska North Slope ("ANS") crude oil combined with an increased demand for ANS crude oil for use as a feedstock in West Coast refineries resulted in an increase in the cost of ANS crude oil supplied to the Company's refinery. These market conditions continued through the 1994 third quarter. Sales prices of refined products produced at the Company's refinery have not increased proportionately and, as a result, refined product margins continue to be severely depressed. Results from the Company's refining and marketing segment will be adversely affected by these conditions for so long as such conditions exist. However, the Company expects that the value of its refinery yield will improve when the Company's vacuum unit becomes operational in December 1994.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. Gross operating revenues decreased in the 1994 period as compared to the 1993 period, primarily due to lower sales prices for refined products substantially offset by increased sales of crude oil. Costs of sales were higher in the 1994 period due to higher crude oil costs, while the increase in operating expenses included higher advertising, maintenance, environmental and transportation costs. Included in other income for the 1994 period was the $2.8 million gain from the sale of the Company's Valdez, Alaska terminal. See discussion above for information relating to current market conditions.

Exploration and Production                               Three Months Ended   Nine Months Ended
                                                             September 30,       September 30,
                                                            1994      1993      1994      1993
                                                   (Dollars in millions, except per unit amounts)
United States:
 Gross operating revenues<F5>. . . . . . .            $     19.3      14.7      59.5      31.0
 Lifting cost. . . . . . . . . . . . . . .                   3.6       2.1       9.1       4.5
 Depreciation, depletion and amortization.                   6.6       3.0      15.1       6.9
 Other. . .  . . . . . . . . . . . . . . .              (     .3)       .1        .1        .7
                                                          ------    ------    ------    ------
   Operating profit - United States. . . .                   9.4       9.5      35.2      18.9
                                                          ------    ------    ------    ------

Bolivia:
 Gross operating revenues. . . . . . . . .                   4.0       3.1      10.1       9.0
 Lifting cost. . . . . . . . . . . . . . .                    .2        .1        .5       1.0
 Other . . . . . . . . . . . . . . . . . .                    .8        .9       2.2       2.4
                                                          ------    ------    ------    ------
   Operating profit - Bolivia. . . . . . .                   3.0       2.1       7.4       5.6
                                                          ------    ------    ------    ------

Total Operating Profit - Exploration and Production   $     12.4      11.6      42.6      24.5
                                                          ======    ======    ======    ======

United States:
 Capital expenditures. . . . . . . . . . .            $     19.4      10.1      48.8      21.4
                                                          ======    ======    ======    ======

 Net natural gas production (average daily Mcf) -
   Spot market and other . . . . . . . . .                88,653    29,405    57,695    23,937
   Tennessee Gas Contract<F5>. . . . . . .                 9,369    12,469    15,126     8,376
                                                          ------    ------    ------    ------
      Total production . . . . . . . . . .                98,022    41,874    72,821    32,313
                                                          ======    ======    ======    ======

 Average natural gas sales price per Mcf -
   Spot market . . . . . . . . . . . . . .            $     1.48      2.13      1.66      2.02
   Tennessee Gas Contract<F5>. . . . . . .            $     7.89      7.60      7.89      7.51
   Average . . . . . . . . . . . . . . . .            $     2.10      3.76      2.95      3.45

 Average lifting cost per Mcf. . . . . . .            $      .40       .54       .46       .51

 Depletion per Mcf . . . . . . . . . . . .            $      .73       .77       .76       .78

Bolivia:
 Net natural gas production (average daily Mcf)           25,528    19,688    22,262    19,183
 Average natural gas sales price per Mcf .            $     1.22      1.23      1.22      1.20

 Net crude oil (condensate) production
   (average daily barrels) . . . . . . . .                   832       657       744       660
 Average crude oil sales price per barrel             $    14.04     14.33     13.16     15.00

 Average lifting cost per net equivalent Mcf          $      .06       .06       .06       .16

<F5>The Company is  involved  in  litigation  with  Tennessee  Gas relating to a natural gas sales contract. See "Capital Resources and Liquidity--Litigation," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements.

Exploration and Production
Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993. Successful development drilling in the Bob West Field in South Texas continued to be the primary contributing factor to this segment's operating profit. The number of producing wells in South Texas in which the Company has a working interest increased to 44 wells at the end of the 1994 third quarter, as compared to 20 wells at the end of the 1993 third quarter. The Company's 1994 third quarter results included a 134% increase in domestic natural gas production with a $4.6 million increase in revenues as compared to the prior year quarter. However, revenues for the 1994 third quarter were significantly affected by a decline in spot market prices for natural gas and reduced takes of natural gas by Tennessee Gas. In response to the depressed spot market prices, the Company elected to curtail its domestic natural gas production by an estimated 23 million cubic feet per day during the month of September 1994. The Company may elect to curtail natural gas production in the future, depending upon market conditions. Additionally, Tennessee Gas, under the provisions of the Tennessee Gas Contract which is further discussed below, elected not to take gas from early August through mid-September 1994. Total lifting cost and depreciation, depletion and amortization were higher in the 1994 third quarter, as compared to the 1993 third quarter, due to the increased production level.

The Company, based on quarterly deliverability tests, sells a portion of its share of natural gas production from the Bob West Field to Tennessee Gas under the Tennessee Gas Contract, which expires in January 1999. Tennessee Gas may elect, and from time-to-time has elected, not to take gas under the Tennessee Gas Contract. The Company recognizes revenues under the Tennessee Gas Contract based on the quantity of natural gas actually taken by Tennessee Gas. While Tennessee Gas has the right to elect not to take gas during any contract year, this right is subject to an obligation to pay for gas not taken within 60 days after the end of such contract year. The contract year ends on January 31 of each year. Although the failure to take gas could adversely affect the Company's income and cash flows from operating activities within a contract year, the Company should recover reduced cash flows shortly after the end of the contract year under the take-or-pay provisions of the Tennessee Gas Contract, subject to the provisions of the bond Tennessee Gas posted in September 1994. As discussed above, during the 1994 third quarter, Tennessee Gas elected not to take an average of approximately 9,300 Mcf of natural gas per day which reduced the Company's revenues in the 1994 third quarter. However, during the fourth quarter of 1994, Tennessee Gas has been taking natural gas from the dedicated acreage under the Tennessee Gas Contract and the Company has also allowed Tennessee Gas to make-up gas takes from the nondedicated acreage, all at the Bond Price. The Company continues to recognize revenues for these sales at the Contract Price. See "Capital Resources and Liquidity-- Litigation," "Legal
Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements regarding litigation involving the Tennessee Gas Contract.

Results from the Company's Bolivian operations improved by $.9 million when comparing the 1994 third quarter to the 1993 third quarter, primarily due to a 30% increase in average daily natural gas production. The Company was producing gas at higher levels during the 1994 third quarter due to the inability of another producer to satisfy gas supply requirements. The Company does not know how long this condition will exist, but expects these higher production rates to continue into the fourth quarter of 1994. Under a sales contract with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), the Company's Bolivian natural gas production is sold to YPFB, which in turn sells the natural gas to the Republic of Argentina. The contract between YPFB and the Republic of Argentina has been extended through March 31, 1997. The contract extension maintains approximately the same volumes as the previous contract between YPFB and the Republic of Argentina, but with a small decrease in price. The Company's contract with YPFB, including the pricing provision, is presently subject to renegotiation for up to a three-year period. As a result of the terms of the contract extension between YPFB and the Republic of Argentina, the Company expects the renegotiation of the Company's contract with YPFB to result in a corresponding small decrease in the contract price. The renegotiation could also result in a reduction of volumes purchased from the Company due to new supply sources anticipated to commence production near the end of 1994.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. Revenues from the Company's South Texas exploration and production activities increased by $28.5 million, or 92%, during the 1994 period as compared to the same period of 1993, primarily due to increased production levels of natural gas partially offset by

                                       16
lower spot market prices.  The  increased  production volumes contributed to the correlative increase in lifting costs and depreciation, depletion and amortization. Due to expansions in pipeline capacity, gathering systems and processing capacity during the 1994 period, the Company believes that previous production constraints caused by limited transportation facilities have been eliminated for the foreseeable future. See discussion above for information relating to current market conditions.

Operating results from the Company's Bolivian operations improved by $1.8 million during the 1994 period, as compared to the 1993 period, due primarily to increased production of natural gas. See discussion above for information relating to the Company's contract with YPFB regarding sales of natural gas production.

Oil Field Supply and Distribution                Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,

                                                  1994       1993        1994       1993
                                                       (Dollars in millions)

Gross Operating Revenues . . . . . . . . .   $    21.5       22.1        58.4       59.6
Costs of Sales . . . . . . . . . . . . . .        19.0       18.8        50.7       50.4
                                                ------     ------      ------     ------
 Gross Margin  . . . . . . . . . . . . . .         2.5        3.3         7.7        9.2
Operating Expenses and Other . . . . . . .         2.6        3.8         9.7       10.8
Depreciation and Amortization. . . . . . .          .1        -            .3         .3
Other (Income) Expense . . . . . . . . . .         -          -       (    .5)       -
                                                ------     ------      ------     ------
 Operating Loss  . . . . . . . . . . . . .   $ (    .2)   (    .5)    (   1.8)   (   1.9)
                                                ======     ======      ======     ======

Refined Product Sales (average daily barrels)    8,582      8,244       7,835      7,114
                                                ======     ======      ======     ======


Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993. Refined product sales prices and gross margins during the 1994 third quarter continued to be impacted by strong competition in an oversupplied market. Partially offsetting the reduction in gross margins were lower operating expenses due to consolidation of certain of the Company's terminals and to the discontinuance of the Company's environmental products marketing operations. The Company is continuing its wholesale marketing of fuels and lubricants.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. Increased sales volumes of refined products in this segment during the 1994 period, as compared to the 1993 period, were offset by lower margins due to the strong competition in an oversupplied market. The decrease in operating expenses during the 1994 period, as compared to the 1993 period, which resulted from consolidation of certain terminals, was substantially offset by $1.4 million in charges recorded in the 1994 period for winding up the Company's environmental products marketing operations which were discontinued in the first quarter of 1994.

Other Income

During the 1994 period, other income decreased by $.9 million as compared to the same period of the prior year. This decrease was primarily due to a $1.4 million gain recorded in the 1993 period for the purchase and retirement of $11.25 million principal amount of Subordinated Debentures in January 1993. Since this retirement satisfied the sinking fund requirement due in March 1993, the gain was not reported as an extraordinary item.

Interest Expense

The decrease of $.5 million in interest expense during the 1994 third quarter, as compared to the 1993 third quarter, was primarily due to the capitalization of $.4 million in interest expense in the 1994 third quarter. The increase of $1.2 million in interest expense during the 1994 period, as compared to the 1993 period, was primarily due to a reduction recorded in the 1993 period related to the resolution of certain state tax issues partially offset by capitalized interest of $.6 million recorded in the 1994 period.

Other Expense

Other expense increased by $.3 million during the 1994 period, as compared to the 1993 period, primarily due to environmental expenses related to former operations of the Company partially offset by reduced financing and other costs.

Income Taxes

The increase of $1.2 million in the income tax provision during the 1994 period, as compared to the same period in 1993, included the effect of a reduction recorded in the 1993 period for resolution of certain state tax issues together with higher foreign income taxes on increased Bolivian earnings in the 1994 period.

Impact of Changing Prices

The Company's operating results and cash flows are sensitive to the volatile changes in energy prices. Major shifts in the cost of crude oil and the price of refined products can result in a change in gross margin from the refining and marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory.

Likewise, major changes in natural gas prices impact revenues and the present value of estimated future net revenues from the Company's exploration and production operations. The carrying value of oil and gas assets may also be subject to noncash write-downs based on changes in natural gas prices and other determining factors.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 1994, the Company consummated a Recapitalization and Offering pursuant to which the Company's outstanding debt and preferred stock were restructured and which, among other matters, eliminated annual dividend requirements of $9.2 million on the Company's preferred stocks, deferred $44 million of debt service requirements and increased stockholders' equity by approximately $82 million. The Company also entered into a $125 million corporate Revolving Credit Facility and obtained $15 million additional financing for a major addition to the Company's refinery. These accomplishments have significantly improved the Company's short-term and long-term liquidity and increased the Company's equity capital and financial resources. The combination of these events together with the Company's capital investment program for 1994 are expected to significantly enhance future profitability.

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

(ii) The 1,319,563 outstanding shares of the Company's $2.16 Preferred Stock, together with accrued and unpaid dividends of $9.5 million at February 9, 1994, were reclassified into 6,465,859 shares of Common Stock. The Company also issued an additional 132,416 shares of Common Stock on behalf of the holders of $2.16 Preferred Stock in connection with the settlement of litigation related to the reclassification of the $2.16 Preferred Stock. In addition, the Company paid $500,000 for certain legal fees and expenses in connection with such litigation.

(iii) The Company and MetLife Louisiana, the holder of all of the Company's outstanding $2.20 Preferred Stock, entered into the Amended MetLife Memorandum, pursuant to which MetLife Louisiana agreed, among other matters, to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends thereon through February 9, 1994 (aggregating approximately $21.2 million) to have been paid, and to grant to the Company the MetLife Louisiana Option (pursuant to which the Company had the option to purchase all shares of the $2.20 Preferred Stock and Common Stock held by MetLife Louisiana), all in consideration for, among other things, the issuance by the Company to MetLife Louisiana of 1,900,075 shares of Common Stock. At June 29, 1994, the option price under the MetLife Louisiana Option was approximately $52.9 million, after giving effect to a reduction for cash dividends paid on the $2.20 Preferred Stock in May 1994.

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

For further information regarding the Recapitalization and Offering, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Credit Arrangements

During April 1994, the Company entered into a three-year $125 million corporate Revolving Credit Facility with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base as calculated, but not to exceed $125 million and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and mortgages on the Company's refinery and the Company's South Texas natural gas reserves.

Letters of credit available under the Revolving Credit Facility are limited to a borrowing base calculation. As of September 30, 1994, the borrowing base, which is comprised of eligible accounts receivable, inventory and domestic oil and gas reserves, was $100 million. As of September 30, 1994, the Company had outstanding letters of credit under the facility of approximately $36 million, with a remaining unused availability of approximately $64 million. Cash borrowings are limited to the amount of the oil and gas reserve component of the borrowing base, which has most recently been determined to be approximately $45 million. Under the terms of the Revolving Credit Facility, the oil and gas component of the borrowing base is subject to quarterly reevaluations. Cash borrowings under the Revolving Credit Facility will reduce the availability of letters of credit on a dollar-for-dollar basis; however, letter of credit issuances will not reduce cash borrowing availability unless the aggregate dollar amount of outstanding letters of credit exceeds the sum of the accounts receivable and inventory components of the borrowing base. At September 30, 1994, there were no cash borrowings under the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refinery cash flow, as defined in the Revolving Credit Facility. Among other matters, the Revolving Credit Facility has certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind. At September 30, 1994, the Company satisfied all of its covenant requirements under the Revolving Credit Facility except for the refinery cash flow requirement which was not met due to the downturn in the refining and marketing industry, which also adversely affected the Company's operations. The Company's lenders waived the refinery cash flow requirement for the period ended September 30, 1994. Currently, the Company is discussing a proposed amendment with its lenders, which would include a revision to the refinery cash flow requirement, and expects to finalize such amendment by December 31, 1994. For further information concerning such restrictions and covenants, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

During May 1994, the National Bank of Alaska and the Alaska Industrial Development & Export Authority agreed to provide a loan to the Company of up to $15 million of the $24 million estimated cost of the vacuum unit for the Company's refinery (the "Vacuum Unit Loan"). The Vacuum Unit Loan matures on January 1, 2002 and is secured by a first lien on the refinery. At September 30, 1994, the Company had borrowed $10.2 million under the Vacuum Unit Loan. For further information on the Vacuum Unit Loan, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

Cash Flows From Operating, Investing and Financing Activities

During the nine months ended September 30, 1994, cash and cash equivalents decreased by $6.2 million and short- term investments decreased by $4.0 million. At September 30, 1994, the Company's cash and short-term investments totaled $32.4 million and working capital amounted to $82.3 million. Net cash from operating activities of $52.6 million during the nine months ended September 30, 1994, compared to $28.6 million for the 1993 period, was primarily due to net earnings adjusted for certain noncash charges and reduced working capital requirements. The comparable 1993 period included payments totaling $12.3 million to the State of Alaska in connection with the settlement of a contractual dispute, as compared to $2.0 million paid to the State of Alaska in the 1994 period. Net cash used in investing activities of $62.8 million during the 1994 period included capital expenditures of $73.3 million, an increase of $47.0 million from the comparable prior year period. Included in capital expenditures for the 1994 period were $48.8 million for the Company's exploration and production activities in South Texas, primarily for completion of 17 natural gas development wells and construction of gas processing facilities and pipelines. The Company's refining and marketing segment's capital expenditures totaled $22.9 million for the 1994 period, primarily for installation costs of the vacuum unit at the Company's refinery. These uses of cash in investing activities in the 1994 period were partially offset by the net decrease of $4.0 million in short-term investments and cash proceeds of $2.5 million, primarily from the sale of the Company's Valdez, Alaska terminal. The 1993 comparable period included an $18.5 million reduction in short-term investments. Net cash from financing activities of $4.0 million during the 1994 period included $10.2 million in borrowings under the Vacuum Unit Loan and $4.0 million net proceeds received from the Offering after exercise of the MetLife Louisiana Option. These financing sources of cash during the 1994 period were partially offset by the repayment of net borrowings of $5.0 million under the reducing revolving credit facility which was replaced by the Revolving Credit Facility (see Note 4 of Notes to Condensed Consolidated Financial Statements) and dividends of $1.7 million paid on preferred stock. The comparable 1993 period included $9.7 million of cash used for repurchase of a portion of the Company's Subordinated Debentures.

The Company's total capital expenditures for 1994 are estimated to be $100 million, compared to $37.5 million during 1993. Capital expenditures for 1994 in the Company's domestic exploration and production operations are projected to be approximately $65 million, primarily for continued development of the Bob West Field and construction of gas processing facilities and pipelines for the increased production from this field. The Company expects to participate in the drilling of 25 development gas wells in the Bob West Field during 1994, of which 17 wells had been completed during the first nine months of 1994. Capital projects for the Company's refining and marketing operations for 1994 are anticipated to total approximately $35 million, of which $24 million is associated with the installation of the vacuum unit at the refinery to allow the Company to further upgrade residual fuel oil production into higher-valued products.

The vacuum unit is scheduled to become operational in December 1994. For the nine months ended September 30, 1994, total capital expenditures of $73.3 million have been substantially funded by the Company's cash flows from operating activities, existing cash and an initial borrowing of $10.2 million under the Vacuum Unit Loan. As discussed in "Capital Resources and Liquidity--Litigation," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements, the Company's cash flows from sales of natural gas under the Tennessee Gas Contract have been significantly reduced. The Company anticipates that capital expenditures for the remainder of 1994 will be funded with cash flows from operating activities, existing cash balances and additional borrowings under the Vacuum Unit Loan. If necessary, the Company has additional cash borrowing availability under the Revolving Credit Facility.

Proposed Pipeline Rate Increase

The Company transports its crude oil and a substantial portion of its refined products utilizing KPL's pipeline and marine terminal facilities in Kenai, Alaska. In March 1994, KPL filed a revised tariff with the FERC for dock loading services which would have increased the Company's annual cost of transporting products through KPL's facilities from $1.2 million to $11.2 million, or an increase of $10 million per year. Following the FERC's rejection of KPL's tariff and the commencement of negotiations for the purchase by the Company of the dock facilities, KPL filed a temporary tariff that would increase the Company's annual cost by approximately $1.5 million. The negotiations between the Company and KPL are continuing. The Company believes that the ultimate resolution of this matter will not have a material adverse effect upon the financial condition or results of operations of the Company.

Litigation

The Company is subject to certain commitments and contingencies, including a contingency relating to a natural gas sales contract dispute with Tennessee Gas. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) (the "Contract Price") of the Natural Gas Policy Act of 1978 (the "NGPA"). Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During September 1994, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.80 per Mcf and the average spot market price was $1.32 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

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

Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through September 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $29.1 million more than the
Section 101 prices and $54.4 million in excess of the spot market prices. If Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas $52.5 million, plus interest if awarded by the court, representing the difference between the spot market price and the Contract Price received by the Company through September 17, 1994 (the date on which the Company entered into a bond agreement discussed below). An adverse judgment in this case could have a material adverse effect on the Company. See "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements.

On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, in an amount equal to the anticipated value of the Tennessee Gas Contract during that period. In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("the "Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is non-refundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. The Company continues to recognize revenues under the Tennessee Gas Contract based on the Contract Price. At September 30, 1994, the Company's receivables included $1.5 million representing the difference between the Contract Price and the Bond Price.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is holding discussions with the DOJ concerning the assessment of penalties with respect to certain alleged violations of environmental laws and regulations. At September 30, 1994, the Company's accruals for environmental matters amounted to $6.7 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, service stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot presently be determined by the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas under a Gas Purchase and Sales Agreement which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) of the NGPA. Tennessee Gas filed suit against the Company alleging that the gas contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During September 1994, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.80 per Mcf and the average spot market price was $1.32 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Business and Commerce Code and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

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

Although the outcome of any litigation is uncertain, management, based upon advice from outside legal counsel, is confident that the decision of the trial and appellate courts will ultimately be upheld as to the validity of the Tennessee Gas Contract and the Contract Price. Therefore, if the Supreme Court of Texas affirms the appellate court ruling, the Company believes that the only issue for trial should be whether the increases in the volumes of gas tendered to Tennessee Gas from the Company's properties were made in bad faith or were unreasonably disproportionate. The appellate court decision was the first reported decision in Texas holding that a take-or-pay contract was an output contract. As a result, it is not clear what standard the trial court would be required to apply in determining whether the increases were in bad faith or unreasonably disproportionate. The appellate court acknowledged in its opinion that the standards used in evaluating other kinds of output contracts would not be appropriate in this context. The Company believes that the appropriate standard would be whether the development of the field was undertaken in a manner that a prudent operator would have undertaken in the absence of an above-market sales price. Under that standard, the Company believes that, if this issue is tried, the development of the Company's gas properties and the resulting increases in volumes tendered to Tennessee Gas will be found to have been reasonable and in good faith. Accordingly, the Company has recognized revenues, net of production taxes and marketing charges, for natural gas sales through September 30, 1994, under the Tennessee Gas Contract based on the Contract Price, which net revenues aggregated $29.1 million more than the
Section 101 prices and $54.4 million  in  excess  of the spot market prices.  If
Tennessee Gas ultimately prevails in this litigation, the Company could be required to return to Tennessee Gas $52.5 million, plus interest if awarded by the court, representing the difference between the spot market price and the Contract Price received by the Company through September 17, 1994 (the date on which the Company entered into a bond agreement discussed below). An adverse judgment in this case could have a material adverse effect on the Company. See
Note 5 of Notes to Condensed Consolidated Financial Statements.

On August 4, 1994, the trial court rejected a motion by Tennessee Gas to post a supersedeas bond in the form of monthly payments into the registry of the court representing the difference between the Contract Price and spot market price of gas sold to Tennessee Gas pursuant to the Tennessee Gas Contract. The court advised Tennessee Gas that should it wish to supersede the judgment, Tennessee Gas had the option to post a bond which would be effective only until August 1, 1995, in an amount equal to the anticipated value of the Tennessee Gas Contract during that period of time. In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf, and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is non-refundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. The Company continues to recognize revenues under the Tennessee Gas Contract based on the Contract Price. At September 30, 1994, the Company's receivables included $1.5 million representing the difference between the Contract Price and the Bond Price.

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

From March 1992 to July 1993, the EPA and Tesoro Alaska exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of Tesoro Alaska's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations relating to asbestos materials. In October 1993, the EPA referred these matters to the DOJ. The DOJ contacted Tesoro Alaska to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with Tesoro Alaska and that this decree would include a penalty assessment. The DOJ has not given Tesoro Alaska any indication of the amount of the penalty but has indicated that any assessment will be more than a nominal amount and will factor in the multiple years of violations. Negotiations on the consent decree will begin once the parties negotiate a penalty. The Company believes that it is presently in compliance with all of the regulations cited by the EPA except for one, and expects to be in total compliance by the end of this year.


Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            See the Exhibit Index immediately preceding the exhibits filed herewith.

       (b)  Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                       25
                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TESORO PETROLEUM CORPORATION
                                                       Registrant




Date:   November 14, 1994                        /s/ Michael D. Burke

                                                    Michael D. Burke
                                                      President and
                                                Chief Executive Officer








Date:   November 14, 1994                        /s/ Bruce A. Smith

                                                    Bruce A. Smith
                                              Executive Vice President and
                                                Chief Financial Officer


                                       26


                                 EXHIBIT INDEX






Exhibit
Number


  4 Copy of Consent and Waiver No. 1 dated October 27, 1994 to the Company's Credit Agreement dated as of April 20, 1994

11      Information Supporting Earnings (Loss) Per Share Computations

27      Financial Data Schedule

                                       27