Form 10-Q/A
period 1994-09-30
TESORO PETROLEUM CORP /NEW/
filed 1994-11-28
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

This Form 10-Q/A is being filed to revise Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
 Margin ($ per barrel) . . . . . . . .       $    1.86       4.40<F4>   3.08      4.06<F4>
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

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. Revenues from the Company's South Texas exploration and production activities increased by $28.5 million, or 92%, during the 1994 period as compared to the same period of 1993, primarily due to increased production levels of natural gas partially offset by

                                       6
lower spot market prices.  The  increased  production volumes contributed to the correlative increase in lifting costs and depreciation, depletion and amortization. Due to expansions in pipeline capacity, gathering systems and processing capacity during the 1994 period, the Company believes that previous production constraints caused by limited transportation facilities have been eliminated for the foreseeable future. See discussion above for information relating to current market conditions.

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

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TESORO PETROLEUM CORPORATION
                                                       Registrant




Date:   November 28, 1994                        /s/ Bruce A. Smith

                                                    Bruce A. Smith
                                              Executive Vice President and
                                                Chief Financial Officer


