Form 10-Q
period 1995-06-30
TESORO PETROLEUM CORP /NEW/
filed 1995-08-14
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       or

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

                                 =============

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X            No
                              ------             ------

                                 =============

There were 24,535,458 shares of the Registrant's Common Stock outstanding at July 31,1995.


                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



PART I.  FINANCIAL INFORMATION                                         Page

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June  30, 1995
    and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . .   3

   Condensed Statements of Consolidated Operations - Three
    Months and Six Months Ended June 30, 1995 and 1994 . . . . . . . .   4

   Condensed Statements of Consolidated Cash Flows - Six Months
    Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements  . . . . . . .   6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . . .  10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  22

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .  24

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                         PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                        June 30,    December 31,
                                                          1995          1994*
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .  $     7,356        14,018
  Receivables, less allowance for doubtful accounts
   of $1,962 ($1,816 at December 31, 1994) . . . .       64,489        73,406
  Receivable from Tennessee Gas Pipeline Company
   (Note 4)  . . . . . . . . . . . . . . . . . . .       35,381        17,734
  Inventories:
   Crude oil and wholesale refined products,
    at LIFO  . . . . . . . . . . . . . . . . . . .       53,926        58,798
   Merchandise and retail refined products . . . .        4,564         5,934
   Materials and supplies. . . . . . . . . . . . .        3,867         3,570
  Prepaid expenses and other . . . . . . . . . . .       13,661         8,648
                                                       ---------     ---------
   Total Current Assets. . . . . . . . . . . . . .      183,244       182,108

PROPERTY, PLANT AND EQUIPMENT, Net of Accumulated
 Depreciation, Depletion and Amortization of
 $228,708 ($205,782 at December 31, 1994)  . . . .      285,623       273,334

INVESTMENT IN TESORO BOLIVIA PETROLEUM COMPANY . .       13,248        10,295

OTHER ASSETS . . . . . . . . . . . . . . . . . . .       20,487        18,623
                                                       ---------     ---------

       TOTAL ASSETS  . . . . . . . . . . . . . . .  $   502,602       484,360
                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .  $    58,307        53,573
  Accrued liabilities. . . . . . . . . . . . . . .       33,292        35,266
  Current portion of long-term debt and other
   obligations . . . . . . . . . . . . . . . . . .        8,694         7,404
                                                       ---------     ---------
   Total Current Liabilities . . . . . . . . . . .      100,293        96,243
                                                       ---------     ---------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .        4,744         4,582
                                                       ---------     ---------

OTHER LIABILITIES. . . . . . . . . . . . . . . . .       37,352        30,593
                                                       ---------     ---------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT PORTION. . . . . . . . . . . . . . . . .      189,096       192,210
                                                       ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.16-2/3; authorized
   50,000,000 shares; 24,539,497 shares issued
   and outstanding (24,389,801 in 1994)  . . . . .       4,090          4,065
  Additional paid-in capital . . . . . . . . . . .     176,658        175,514
  Accumulated deficit. . . . . . . . . . . . . . .   (   9,631)     (  18,847)
                                                       ---------     ---------
   Total Stockholders' Equity. . . . . . . . . . .     171,117        160,732
                                                       ---------     ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  502,602        484,360
                                                       =========     =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

* The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                         Three Months Ended        Six Months Ended
                                                               June 30,                June 30,
                                                         ------------------      ------------------
                                                           1995      1994          1995      1994
                                                           ----      ----          ----      ----
REVENUES:
  Gross operating revenues . . . . . . . . . . . . .  $  265,129   210,660       499,830   399,747
  Interest income. . . . . . . . . . . . . . . . . .         188       452           424       975
  Gain (loss) on sales of assets . . . . . . . . . .    (      9) (    339)     (      2)    2,341
  Other. . . . . . . . . . . . . . . . . . . . . . .         130       272           211       722
                                                        --------- ---------     --------- ---------
   Total Revenues. . . . . . . . . . . . . . . . . .     265,438   211,045       500,463   403,785
                                                        --------- ---------     --------- ---------

COSTS AND EXPENSES:
  Costs of sales and operating expenses  . . . . . .     234,501   191,228       445,112   358,833
  General and administrative . . . . . . . . . . . .       4,185     3,377         7,999     7,004
  Depreciation, depletion and amortization . . . . .      11,412     7,718        23,327    14,395
  Interest expense, net of $240 capitalized in 1994.       5,368     4,629        10,661     9,506
  Other. . . . . . . . . . . . . . . . . . . . . . .       1,093     2,252         2,015     3,443
                                                        --------- ---------     --------- ---------
   Total Costs and Expenses. . . . . . . . . . . . .     256,559   209,204       489,114   393,181
                                                        --------- ---------     --------- ---------

EARNINGS BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ON
  EXTINGUISHMENT OF DEBT . . . . . . . . . . . . . .       8,879     1,841        11,349    10,604
Income Tax Provision . . . . . . . . . . . . . . . .       1,423       611         2,133     2,172
                                                        --------- ---------     --------- ---------
EARNINGS BEFORE EXTRAORDINARY LOSS
  ON EXTINGUISHMENT OF DEBT. . . . . . . . . . . . .       7,456     1,230         9,216     8,432
Extraordinary Loss on Extinguishment of Debt . . . .         -         -             -    (  4,752)
                                                        --------- ---------     --------- ---------
NET EARNINGS . . . . . . . . . . . . . . . . . . . .       7,456     1,230         9,216     3,680
Dividend Requirements on Preferred Stocks  . . . . .         -         791           -       2,680
                                                        --------- ---------     --------- ---------

NET EARNINGS APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . . . . . . .  $    7,456       439         9,216     1,000
                                                        ========= =========     ========= =========


EARNINGS (LOSS) PER PRIMARY AND
  FULLY DILUTED<F1> SHARE:
  Earnings Before Extraordinary Loss on
   Extinguishment of Debt. . . . . . . . . . . . . .  $      .30       .02           .37       .27
  Extraordinary Loss on Extinguishment of Debt . . .         -         -             -    (    .22)
                                                        --------- ---------     --------- ---------
  Net Earnings . . . . . . . . . . . . . . . . . . .  $      .30       .02           .37       .05
                                                        ========= =========     ========= =========


AVERAGE OUTSTANDING COMMON AND
  COMMON EQUIVALENT SHARES . . . . . . . . . . . . .      25,206    23,222        25,163    21,350
                                                        ========= =========     ========= =========

<F1> Anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              1995       1994
                                                              ----       ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . $    9,216      3,680
  Adjustments to reconcile net earnings to net cash
   from operating activities:
   Depreciation, depletion and amortization  . . . . . .     23,327     14,395
   Loss on extinguishment of debt. . . . . . . . . . . .        -        4,752
   Loss (gain) on sales of assets  . . . . . . . . . . .          2    ( 2,341)
   Amortization of deferred charges and other, net . . .        786        792
   Changes in assets and liabilities:
    Receivables  . . . . . . . . . . . . . . . . . . . .      8,917      2,767
    Receivable from Tennessee Gas Pipeline Company . . .    (17,647)   ( 9,751)
    Inventories  . . . . . . . . . . . . . . . . . . . .      6,146     12,483
    Investment in Tesoro Bolivia Petroleum Company . . .    ( 2,953)   ( 2,127)
    Other assets . . . . . . . . . . . . . . . . . . . .    ( 4,351)   ( 1,824)
    Accounts payable and other current liabilities . . .      5,855     22,103
    Obligation payments to State of Alaska . . . . . . .    ( 1,316)   ( 1,320)
    Other liabilities and obligations  . . . . . . . . .      1,461      1,442
                                                           ---------  ---------
     Net cash from operating activities  . . . . . . . .     29,443     45,051
                                                           ---------  ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . .    (32,758)   (44,911)
  Acquisition of Kenai Pipe Line Company . . . . . . . .    ( 3,000)       -
  Proceeds from sales of assets. . . . . . . . . . . . .      1,015      2,247
  Sales of short-term investments  . . . . . . . . . . .        -        5,952
  Purchases of short-term investments. . . . . . . . . .        -      ( 1,974)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    (   172)     3,850
                                                           ---------  ---------
      Net cash used in investing activities  . . . . . .    (34,915)   (34,836)
                                                           ---------  ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments, net of borrowings of $159,500 in 1995
   and $5,000 in 1994, under revolving credit facilities        -      ( 5,000)
  Payments of long-term debt . . . . . . . . . . . . . .    ( 1,200)   (   855)
  Proceeds from issuance of common stock, net. . . . . .        -       56,967
  Repurchase of common and preferred stock . . . . . . .        -      (52,948)
  Dividends on preferred stocks. . . . . . . . . . . . .        -      ( 1,684)
  Costs of recapitalization and other. . . . . . . . . .         10    ( 1,985)
                                                           ---------  ---------
      Net cash used in financing activities. . . . . . .    ( 1,190)   ( 5,505)
                                                           ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .    ( 6,662)     4,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . .     14,018     36,596
                                                           ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . $    7,356     41,306
                                                           =========  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid, net of $240 capitalized in 1994 . . . . $    9,013      9,229
                                                           =========  =========
  Income taxes paid  . . . . . . . . . . . . . . . . . . $    2,389      2,756
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

(3) Revolving Credit Facility

Under the terms of its Revolving Credit Facility, as amended, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refinery cash flow, as defined. Among other matters, the Revolving Credit Facility contains certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind. At June 30, 1995, the Company did not satisfy the refinery cash flow requirement, which required the Company to obtain a waiver to the Revolving Credit Facility. Compliance with certain financial covenants under the Revolving Credit Facility is primarily dependent on the Company's maintenance of specified levels of cash flows from operations, capital expenditures, levels of borrowings and the value of the Company's domestic oil and gas reserves. Based on current depressed refinery margins, the Company will be required to seek a waiver or an amendment to the Revolving Credit Facility from its banks with respect to its refinery cash flow requirement for the remainder of 1995. The Company believes it will be able to negotiate terms and conditions with its banks under the Revolving Credit Facility which will allow the Company to adequately finance its operations.

(4) Commitments and Contingencies

Gas Purchase and Sales Contract

The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1995, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.94 per Mcf and the average spot market price was $1.56 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994, regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with Section 2.306 of the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company intends to file a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through June 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative revenues in excess of spot market prices through September 17, 1994, and in excess of a nonrefundable $3.00 per Mcf bond price subsequent to September 17, 1994, totaling $86.6 million of which $33.9 million is included in receivables. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $52.5 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is nonrefundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. On August 10, 1995, a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. The parties agreed and the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and (iii) post a $25 million bond in addition to the $120 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site in Louisiana at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions to the cleanup of this site is expected to be limited based upon the number of companies and the volumes of waste involved. The Company believes that its liability at this site is expected to be limited based upon the payment by the Company of a de minimis settlement amount of $2,500 at a similar site in Louisiana. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is holding discussions with the Department of Justice ("DOJ") concerning the assessment of penalties with respect to certain alleged violations of regulations promulgated under the Clean Air Act as discussed below.

In March 1992, the Company received a Compliance Order and Notice of Violation from the Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the DOJ. The DOJ contacted the Company to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with the Company and that this decree would include a penalty assessment. Negotiations on the penalty are in progress. The DOJ has currently proposed a penalty assessment of approximately $2.3 million. The Company is continuing to negotiate with the DOJ but cannot predict the ultimate outcome of the negotiations.

At June 30, 1995, the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $11.3 million. Also included in this amount is an approximate $4 million noncurrent liability for remediation of the KPL properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1995 of approximately $2 million, primarily for the removal and upgrading of underground storage tanks, and approximately $8 million during 1996 for the installation of dike liners required under Alaska environmental regulations. Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

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

In July 1994, a former customer of the Company ("Customer"), filed suit against the Company in the United States District Court for the District of New Mexico for a refund in the amount of approximately $1.2 million, plus interest of approximately $4.4 million and attorney's fees, related to a gasoline purchase from the Company in 1979. The Customer also alleges entitlement to treble damages and punitive damages in the aggregate amount of $16.8 million. The refund claim is based on allegations that the Company renegotiated the acquisition price of gasoline sold to the Customer and failed to pass on the benefit of the renegotiated price to the Customer in violation of Department of Energy price and allocation controls then in effect. In May 1995, the court issued an order granting the Company's motion for summary judgment and dismissed with prejudice all the claims in the Customer's complaint. In June 1995, the Customer filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The Company cannot predict the ultimate resolution of this matter but believes the claim is without merit.

(5) Oil and Gas Producing Activities

The Company has entered into a price swap with another company for approximately
8.25 Bcf of its anticipated U.S. natural gas production for the period April 1, 1995 through December 31, 1995 at a fixed price of approximately $1.56 per Mcf. For the three months and six months ended June 30, 1995, the Company's average spot market sales prices, which included the effect of this price swap, were $1.52 and $1.48 per Mcf, respectively.

The Company's mid-year reserve report, prepared by the Company's independent petroleum consultants, estimates that, during the first half of 1995, Tesoro's proved domestic natural gas reserves increased 53%, from 129 Bcf of natural gas at December 31, 1994, to 198 Bcf at June 30, 1995, after net production during this period of approximately 23 Bcf. As a result, this change in estimate reduced depreciation, depletion and amortization expense and increased net earnings for the three months ended June 30, 1995 by approximately $4 million ($.16 per share).

The Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company might diversify the mix of its oil and gas assets, reduce the asset concentration associated with the Bob West Field and lower future capital commitments. In these regards, the Company is evaluating offers to sell or exchange approximately 40% of its total proved domestic natural gas reserves in the Bob West Field. The proved reserves for which offers are being evaluated are located in the C, D, E and F units of the Bob West Field and do not include acreage covered by the Tennessee Gas Contract (see Note 4). No offer for a sale or exchange has been accepted and there is no assurance that a sale or exchange will be consummated. The Company is uncertain as to the impact of these initiatives upon its capital resources and liquidity, if any.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1994

A consolidated summary of the Company's operations for the three and six months ended June 30, 1995 and 1994 is presented below (in millions except per share amounts):

                                                           Three Months Ended     Six Months Ended
                                                                 June 30,             June 30,
                                                           ------------------     ----------------
                                                             1995       1994       1995      1994
                                                             ----       ----       ----      ----
Summary of Operations
Segment Operating Profit (Loss)<F1>:
  Refining and Marketing . . . . . . . . . . . . . . .   $ (   2.7)    (  5.0)    (  7.3)      1.4
  Exploration and Production - United States . . . . .        20.0       14.6       36.6      25.8
  Exploration and Production - Bolivia . . . . . . . .         2.3        2.5        4.0       4.4
  Oil Field Supply and Distribution. . . . . . . . . .     (    .5)    (   .4)    (  1.8)  (   1.6)
                                                           --------    -------    -------  --------
   Total Segment Operating Profit. . . . . . . . . . .        19.1       11.7       31.5      30.0
Corporate and Unallocated Costs:
  Interest expense . . . . . . . . . . . . . . . . . .         5.4        4.6       10.7       9.5
  Interest income. . . . . . . . . . . . . . . . . . .     (    .2)    (   .5)    (   .4)  (   1.0)
  General and administrative expenses. . . . . . . . .         4.2        3.4        8.0       7.0
  Other. . . . . . . . . . . . . . . . . . . . . . . .          .9        2.3        1.9       3.8
                                                           --------    -------    -------  --------
Earnings Before Income Taxes and Extraordinary Loss  .         8.8        1.9       11.3      10.7
Income Tax Provision . . . . . . . . . . . . . . . . .         1.4         .6        2.1       2.2
                                                           --------    -------    -------  --------
Earnings Before Extraordinary Loss . . . . . . . . . .         7.4        1.3        9.2       8.5
Extraordinary Loss on Extinguishment of Debt . . . . .          -          -          -    (   4.8)
                                                           --------    -------    -------  --------
Net Earnings . . . . . . . . . . . . . . . . . . . . .         7.4        1.3        9.2       3.7
Dividend Requirements on Preferred Stocks. . . . . . .          -          .8         -        2.7
                                                           --------    -------    -------  --------
Net Earnings Applicable to Common Stock. . . . . . . .   $     7.4         .5        9.2       1.0
                                                           ========    =======    =======  ========

Earnings (Loss) per Primary and Fully Diluted<F2> Share:
  Earnings Before Extraordinary Loss . . . . . . . . .   $     .30        .02        .37       .27
  Extraordinary Loss on Extinguishment of Debt . . . .          -          -          -    (   .22)
                                                           --------    -------    -------  --------
  Net Earnings . . . . . . . . . . . . . . . . . . . .   $     .30        .02        .37       .05
                                                           ========    =======    =======  ========

<F1> Operating profit (loss) represents pretax earnings  (loss)  before  certain corporate expenses, interest income and interest expense.
<F2> Anti-dilutive.


Net earnings applicable to common stock of $7.4 million, or $.30 per share, for the three months ended June 30, 1995 ("1995 quarter") compare with net earnings applicable to common stock of $.5 million, or $.02 per share, for the three months ended June 30, 1994 ("1994 quarter"). Net earnings for the 1995 quarter included an aggregate benefit of approximately $4 million, or $.16 per share, due to additions to the Company's proved domestic natural gas reserves which reduced the domestic depletion rate to $.62 per Mcf, as compared to $.90 per Mcf for the 1995 first quarter. Net earnings for the 1994 quarter were reduced by $.8 million of dividend requirements on preferred stock. When comparing the 1995 quarter to the 1994 quarter, the increase in net earnings was primarily due to the successful drilling program and increased natural gas production from the Company's exploration and production operations in South Texas partially offset by lower spot market prices for sales of natural gas. In addition, during the 1995 quarter, the Company narrowed its operating loss from the refining and marketing segment to $2.7 million.

Net earnings applicable to common stock of $9.2 million, or $.37 per share, for the six months ended June 30, 1995 ("1995 period") compare to net earnings applicable to common stock of $1.0 million, or $.05 per share, for the six months ended June 30, 1994 ("1994 period"). The comparability between these two periods was impacted by certain significant transactions. As discussed above, the 1995 period included an aggregate benefit of approximately $4 million resulting from a reduced depletion rate. Net earnings for the 1994 period were reduced by $2.7 million of dividend requirements on preferred stock. Also included in the 1994 period was a noncash extraordinary loss of $4.8 million, or $.22 per share, attributable to the early extinguishment of debt in connection with a recapitalization in 1994. Earnings before the extraordinary loss were $8.5 million, or $.27 per share, for the 1994 period. The 1994 period was favorably impacted by a gain of $2.4 million, or $.11 per share, from the sale of assets. Excluding these significant transactions for both periods, the decrease in net earnings was largely due to lower operating results from the Company's refining and marketing segment and lower spot market prices for sales of natural gas, partially offset by increased natural gas production from the Company's exploration and production operations in South Texas.

Refining and Marketing                                   Three Months Ended     Six Months Ended
                                                               June 30,             June 30,
                                                         ------------------     ----------------
                                                            1995      1994       1995      1994
                                                            ----      ----       ----      ----
                                                    (Dollars in millions except per barrel amounts)
Gross Operating Revenues:
  Refined products . . . . . . . . . . . . . . . . .   $    169.7     134.8      323.3     254.1
  Other, primarily crude oil resales and merchandise         37.8      31.4       69.3      62.4
                                                         --------- ---------  --------- ---------
   Gross Operating Revenues. . . . . . . . . . . . .   $    207.5     166.2      392.6     316.5
                                                         ========= =========  ========= =========

Operating Profit (Loss):
  Gross margin - refined products. . . . . . . . . .   $     18.9      15.2       34.0      38.7
  Gross margin - other . . . . . . . . . . . . . . .          3.1       3.4        5.6       6.0
                                                         --------- ---------  --------- ---------
   Gross margin. . . . . . . . . . . . . . . . . . .         22.0      18.6       39.6      44.7
  Operating expenses . . . . . . . . . . . . . . . .         21.5      20.7       40.7      40.6
  Depreciation and amortization. . . . . . . . . . .          3.0       2.6        6.0       5.2
  Other, including gain on asset sales . . . . . . .           .2        .3         .2  (    2.5)
                                                         --------- ---------  --------- ---------
   Operating Profit (Loss) . . . . . . . . . . . . .   $ (    2.7) (    5.0)  (    7.3)      1.4
                                                         ========= =========  ========= =========

Capital Expenditures . . . . . . . . . . . . . . . .   $      3.0       8.2        5.3      14.3
                                                         ========= =========  ========= =========

Refining and Marketing - Total Product Sales
  (average daily barrels)<F1>:
  Gasoline . . . . . . . . . . . . . . . . . . . . .       26,996    21,596     25,172    22,080
  Middle distillates . . . . . . . . . . . . . . . .       35,174    32,043     36,688    29,437
  Heavy oils and residual product. . . . . . . . . .       16,103    13,070     14,966    14,748
                                                         --------- ---------  --------- ---------
   Total Product Sales . . . . . . . . . . . . . . .       78,273    66,709     76,826    66,265
                                                         ========= =========  ========= =========

Refining and Marketing - Product Sales Prices
  ($/barrel):
  Gasoline . . . . . . . . . . . . . . . . . . . . .   $    28.76     27.01      27.87     25.44
  Middle distillates . . . . . . . . . . . . . . . .   $    24.72     23.48      24.18     23.85
  Heavy oils and residual product. . . . . . . . . .   $    13.80     11.14      13.27      9.52

Refining and Marketing - Gross Margins on Total
  Product Sales ($/barrel)<F1>:
  Average sales price. . . . . . . . . . . . . . . .   $    23.87     22.20      23.27     21.19
  Average cost of sales. . . . . . . . . . . . . . .        21.20     19.71      20.82     17.96
                                                         --------- ---------  --------- ---------
  Gross margin . . . . . . . . . . . . . . . . . . .   $     2.67      2.49       2.45      3.23
                                                         ========= =========  ========= =========

Refinery Operations - Throughput
  (average daily barrels)  . . . . . . . . . . . . .       47,971    42,651     46,778    43,978
                                                         ========= =========  ========= =========

Refinery Operations - Production
  (average daily barrels):
  Gasoline . . . . . . . . . . . . . . . . . . . . .       13,779    10,896     13,277    11,391
  Middle distillates . . . . . . . . . . . . . . . .       19,426    18,014     19,556    17,975
  Heavy oils and residual product. . . . . . . . . .       14,347    13,295     13,391    14,345
  Refinery fuel. . . . . . . . . . . . . . . . . . .        1,969     1,929      1,998     1,834
                                                         --------- ---------  --------- ---------
   Total Refinery Production . . . . . . . . . . . .       49,521    44,134     48,222    45,545
                                                         ========= =========  ========= =========

Refinery Operations - Product Spread ($/barrel)<F1>:
  Yield value of products produced -
    Gasoline . . . . . . . . . . . . . . . . . . . .   $    26.49     25.42      25.30     23.99
    Middle distillates . . . . . . . . . . . . . . .   $    24.16     23.19      23.67     23.28
    Heavy oils and residual product. . . . . . . . .   $     9.77      8.77       9.48      6.87
  Average yield value of products produced . . . . .   $    20.70     19.48      20.22     18.39
  Cost of raw materials. . . . . . . . . . . . . . .        17.87     16.34      17.33     14.28
                                                         --------- ---------  --------- ---------
   Product Spread. . . . . . . . . . . . . . . . . .   $     2.83      3.14       2.89      4.11
                                                         ========= =========  ========= =========

<F1> Total products sold include products manufactured at the refinery, existing inventory balances and products purchased from third parties. Margins on sales of purchased products, together with the effect of changes in inventories, are included in the gross margin on total product sales presented above. The Company's purchases of refined products for resale approximated 28,700 and 22,000 average daily barrels for the 1995 and 1994 quarters, respectively, and 26,900 and 20,800 average daily barrels for the 1995 and 1994 periods, respectively. The product spread presented above represents the excess of yield value of the products produced at the refinery over the cost of the raw materials used to manufacture such products.


Three Months Ended June 30, 1995 Compared With Three Months Ended June 30, 1994. While the refining industry market conditions strengthened as the 1995 quarter advanced, margins on the Company's sales of refined products remained weak. The Company's average feedstock costs increased to $17.87 per barrel for the 1995 quarter compared with $16.34 per barrel for the 1994 quarter, while the average yield value of the Company's refinery production increased to $20.70 per barrel for the 1995 quarter from $19.48 for the prior year quarter. As a result, the Company's refinery spread remained depressed in the 1995 quarter and will continue to be depressed as long as the cost of Alaska North Slope ("ANS") crude oil remains high relative to the price received for the Company's sales of refined products. The start-up in December 1994 of a vacuum unit at the Company's refinery increased the yield of higher-valued products during the 1995 quarter and period and lessened the impact of these industry conditions on the Company's refinery spread. In addition, margins on sales of inventories and purchased volumes combined to improve the segment's gross margins as compared with the prior year quarter.

Revenues from sales of refined products in the 1995 quarter were higher than the 1994 quarter due to higher sales prices and a 17% increase in sales volumes. In addition, to optimize the refinery's feedstock mix and in response to market conditions, the Company's resales of crude oil increased by $7.0 million. Costs of sales, likewise, were higher in the 1995 quarter due to increased prices and volumes. Depreciation and amortization increased $.4 million in the 1995 quarter due to capital additions, primarily the vacuum unit, completed in late 1994.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994. The Company's average feedstock costs increased to $17.33 per barrel for the 1995 period compared with $14.28 per barrel for the 1994 period, while the average yield value of the Company's refinery production increased to $20.22 per barrel for the 1995 period from $18.39 for the prior year period. Increased demand for ANS crude oil for use as a feedstock in West Coast refineries combined with an oversupply of products in Alaska and on the West Coast resulted in higher feedstock costs for the Company relative to increases in refined product sales prices. As a result, the Company's refined product margins were severely depressed in the 1995 period and will continue to be depressed as long as the cost of ANS crude oil remains high relative to the price received for the Company's sales of refined products.

Revenues from sales of refined products in the 1995 period were higher than the 1994 period due to higher sales prices and a 16% increase in sales volumes. Resales of crude oil increased by $7.5 million. Costs of sales, likewise, were higher in the 1995 period due to increased prices and volumes. Depreciation and amortization increased $.8 million in the 1995 period due to capital additions, primarily the vacuum unit, completed in late 1994. Included in the 1994 period was a $2.4 million gain from the sale of assets.

Exploration and Production                             Three Months Ended      Six Months Ended
                                                             June 30,              June 30,
                                                       ------------------      ----------------
                                                          1995      1994        1995      1994
                                                          ----      ----        ----      ----
                                                    (Dollars in millions except per unit amounts)
United States:
  Gross operating revenues<F1> . . . . . . . . . .   $     33.2      22.8        63.0      40.2
  Lifting costs. . . . . . . .                              5.4       3.2        10.2       5.5
  Depreciation, depletion and amortization . . . .          8.1       4.7        16.7       8.5
  Other  . . . . . . . . . . .                        (      .3)       .3   (      .5)       .4
                                                      ---------- ---------  ---------- ---------
   Operating Profit - United States  . . . . . . .         20.0      14.6        36.6      25.8
                                                      ---------- ---------  ---------- ---------

Bolivia:
  Gross operating revenues . . . . . . . . . . . .          3.2       3.3         5.8       6.1
  Lifting costs. . . . . . . . . . . . . . . . . .           .1        .1          .3        .3
  Other  . . . . . . . . . . . . . . . . . . . . .           .8        .7         1.5       1.4
                                                      ---------- ---------  ---------- ---------
   Operating Profit - Bolivia. . . . . . . . . . .          2.3       2.5         4.0       4.4
                                                      ---------- ---------  ---------- ---------

Total Operating Profit - Exploration
  and Production . . . . . . . . . . . . . . . . .   $     22.3      17.1        40.6      30.2
                                                      ========== =========  ========== =========

United States:
  Capital expenditures . . . . . . . . . . . . . .   $     13.0      17.7        27.0      29.4
                                                      ========== =========  ========== =========
  Net natural gas production (average daily Mcf) -
   Spot market and other . . . . . . . . . . . . .      121,811    51,003     101,157    41,960
   Tennessee Gas Contract<F1>. . . . . . . . . . .       20,401    19,902      22,988    18,052
                                                      ---------- ---------  ---------- ---------
    Total production . . . . . . . . . . . . . . .      142,212    70,905     124,145    60,012
                                                      ========== =========  ========== =========
  Average natural gas sales price per Mcf -. . . .
   Spot market . . . . . . . . . . . . . . . . . .   $     1.52      1.74        1.48      1.84
   Tennessee Gas Contract<F1>. . . . . . . . . . .   $     8.43      7.96        8.37      7.89
   Average . . . . . . . . . . . . . . . . . . . .   $     2.51      3.49        2.75      3.66
  Average lifting costs per Mcf<F2>. . . . . . . .   $      .42       .49         .46       .51
  Depletion per Mcf. . . . . . . . . . . . . . . .   $      .62       .73         .74       .78

Bolivia:
  Net natural gas production (average daily Mcf) .       19,715    22,050      18,321    20,601
  Average natural gas sales price per Mcf. . . . .   $     1.30      1.20        1.28      1.21
  Net crude oil (condensate) production
   (average daily barrels) . . . . . . . . . . . .          610       735         581       699
  Average crude oil price per barrel . . . . . . .   $    15.69     13.65       15.22     12.63
  Average lifting costs per net equivalent Mcf . .   $      .09       .03         .09       .07


<F1> The  Company  is  involved  in  litigation with Tennessee Gas relating to a
     natural    gas    sales    contract.     See    "Capital    Resources   and
     Liquidity--Tennessee Gas Contract," "Legal Proceedings--Tennessee Gas Contract" and Note 4 of Notes to Condensed Consolidated Financial Statements.

<F2> Average lifting costs for the Company's U.S.  operations include such items as severance taxes, property taxes, insurance, materials and supplies and transportation of natural gas production through Company-owned pipelines. Since severance taxes are based upon sales prices of natural gas, the average lifting costs presented above include the impact of above-market prices for sales under the Tennessee Gas Contract. Lifting costs per Mcf of natural gas sold in the spot market were approximately $.36 and $.40 for the 1995 and 1994 quarters, respectively, and approximately $.38 and $.42 for the 1995 and 1994 periods, respectively.


United States

Three Months Ended June 30, 1995 Compared With Three Months Ended June 30, 1994. The improvement in the 1995 quarter was attributable to the continued development of the Bob West Field in South Texas. This success was indicated in the Company's mid-year reserve report, prepared by the Company's independent petroleum consultants, which reflected a 53% increase in the Company's domestic proved reserves of natural gas from 129 Bcf of natural gas at December 31, 1994, to 198 Bcf at June 30, 1995, after net production during this period of approximately 23 Bcf. The pre-tax net present value of the Company's proved reserves rose 10% to $198 million from $179 million at year-end 1994. Results for the 1995 quarter benefited by nearly $4 million in the aggregate due to the additions to proved reserves which reduced the domestic depletion rate to $.62 per Mcf, as compared with $.90 per Mcf for the 1995 first quarter. The number of producing wells in South Texas in which the Company has a working interest increased to 58 wells at the end of the 1995 quarter, compared with 38 wells at the end of the 1994 quarter. The Company's 1995 quarter results included a 101% increase in U.S. natural gas production with a $10.4 million increase in revenues. Revenues for natural gas sales during the 1995 quarter, however, were adversely affected by a 28% decline in the Company's weighted average sales price, which included a 13% drop in average spot market prices. Total lifting costs and depreciation, depletion and amortization were higher in the 1995 quarter, compared with the 1994 quarter, due to the increased production level, but declined on a per Mcf basis.

Tennessee Gas may elect, and from time to time has elected, not to take gas under the Tennessee Gas Contract. The Company recognizes revenues under the Tennessee Gas Contract based on the quantity of natural gas actually taken by Tennessee Gas. While Tennessee Gas has the right to elect not to take gas during any contract year, this right is subject to an obligation to pay within 60 days after the end of such contract year for gas not taken. The contract year ends on January 31 of each year. Although the failure to take gas could adversely affect the Company's income and cash flows from operating activities within a contract year, the Company should recover reduced cash flows shortly after the end of the contract year under the take-or-pay provisions of the Tennessee Gas Contract, subject to the provisions of a bond posted by Tennessee Gas which is discussed in "Capital Resources and Liquidity--Tennessee Gas Contract," "Legal Proceedings--Tennessee Gas Contract" and Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company has entered into a price swap with another company for approximately
8.25 Bcf of its anticipated U.S. natural gas production for the period April 1, 1995 through December 31, 1995 at a fixed price of approximately $1.56 per Mcf. For the three months and six months ended June 30, 1995, the Company's average spot market sales prices, which included the effect of this price swap, were $1.52 and $1.48 per Mcf, respectively.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994. Results for the 1995 period included a 107% increase in U.S. natural gas production with a $22.8 million increase in revenues. Revenues for natural gas sales during the 1995 period, however, were adversely affected by a 25% decline in the Company's weighted average sales price, which included a 20% drop in average spot market prices. In response to the depressed spot market prices, during the first quarter of the 1995 period the Company and one of its partners initiated a voluntary reduction of natural gas production sold in the spot market. The Company's share of this reduction was estimated to be approximately 30 Mmcf per day. In April 1995, the Company's U.S. natural gas production levels resumed at higher rates. The Company may elect to curtail natural gas production in the future, depending upon market conditions. Total lifting costs and depreciation, depletion and amortization were higher in the 1995 period compared with the 1994 period due to the increased production level, but declined on a per Mcf basis. See discussion above for information relating to additions to proved reserves and a price swap contract.

Bolivia

Three Months Ended June 30, 1995 Compared With Three Months Ended June 30, 1994. Operating results from the Company's Bolivian operations decreased by $.2 million during the 1995 quarter primarily due to an 11% decline in average daily natural gas production, partially offset by an 8% increase in the average natural gas sales price. During the 1994 quarter, the Company benefited from higher levels of production due to the inability of another producer to satisfy gas supply requirements. Also offsetting the decrease in production was a $2.04 per barrel increase in the average price of condensate production. The
Company's Bolivian natural gas production is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to

Yacimientos Petroliferos Fiscales, S.A. ("YPF"), a publicly-held company based in Argentina. During 1994, the contract between YPFB and YPF was extended through March 31, 1997, maintaining approximately the same volumes as the previous contract. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994. Operating results from the Company's Bolivian operations decreased by $.4 million during the 1995 period, primarily due to an 11% decrease in production of natural gas, partially offset by a 6% increase in natural gas prices. As discussed above, the 1994 period benefited from higher production levels due to the inability of another producer to satisfy gas supply requirements. Also offsetting the decrease in production was a $2.59 per barrel increase in the average price of condensate production. See discussion above for information relating to the Company's contract with YPFB regarding sales of natural gas production.

Oil Field Supply and Distribution                   Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                    ------------------      ----------------
                                                       1995      1994        1995      1994
                                                       ----      ----        ----      ----
                                                              (Dollars in millions)

Gross Operating Revenues . . . . . . . . . . .   $      21.2      18.3        38.4      36.9
Costs of Sales . . . . . . . . . . . . . . . .          18.3      15.8        33.4      31.7
                                                     --------  --------    --------  --------
  Gross Margin . . . . . . . . . . . . . . . .           2.9       2.5         5.0       5.2
Operating Expenses and Other . . . . . . . . .           3.3       2.8         6.6       6.6
Depreciation and Amortization. . . . . . . . .            .1        .1          .2        .2
                                                     --------  --------    --------  --------
  Operating Loss . . . . . . . . . . . . . . .   $   (    .5)  (    .4)    (   1.8)  (   1.6)
                                                     ========  ========    ========  ========

Refined Product Sales (average daily barrels)          8,419     7,486       7,679     7,455
                                                     ========  ========    ========  ========

Three Months Ended June 30, 1995 Compared With Three Months Ended June 30, 1994. Although sales volumes of refined products increased over 12%, gross margins remained tight and were substantially offset by increased operating costs resulting in a moderate increase in operating loss.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994. Although refined product sales volumes increased during the 1995 period, gross margin decreased primarily as a result of lower merchandise margins due to continued strong competition in an oversupplied market. Included in operating expenses in the 1994 period were charges of $1.2 million for discontinuing the Company's environmental products marketing operations.

Interest Expense

The increases of $.8 million and $1.2 million in interest expense during the 1995 quarter and period, respectively, were primarily due to interest on the vacuum unit financing and cash borrowings under the Revolving Credit Facility during 1995 and to capitalized interest in 1994.

General and Administrative Expense

The increases of $.8 million and $1.0 million in general and administrative expense during the 1995 quarter and period, respectively, were primarily due to higher employee costs.

Other Expense

The  decreases of $1.4 million and $1.9 million in other expense during the 1995
quarter  and  period,   respectively,   were   largely   attributable  to  lower
environmental expenses related to former operations.

Income Taxes

Income taxes of $1.4 million in the 1995 quarter compare with $.6 million in the 1994 quarter. The increase was primarily due to higher state income taxes on the Company's increased taxable earnings.


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


CAPITAL RESOURCES AND LIQUIDITY

The Company operates in an environment where markets for crude oil, natural gas and refined products historically have been volatile and are likely to continue to be volatile in the future. The Company's liquidity and capital resources are significantly impacted by changes in the supply of and demand for crude oil, natural gas and refined petroleum products, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include, among others, the level of consumer product demand, weather conditions, the proximity of the Company's natural gas reserves to pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall economic conditions. The Company cannot predict the future markets and prices for its natural gas or refined products and the resulting future impact on earnings and cash flows. The Company's operations have been adversely affected by depressed market conditions and will continue to be adversely affected for so long as these market conditions exist. The Company's future capital expenditures, borrowings under its credit arrangements and other sources of capital will be affected by these conditions.

The Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company might diversify the mix of its oil and gas assets, reduce the asset concentration associated with the Bob West Field and lower future capital commitments. In these regards, the Company is evaluating offers to sell or exchange approximately 40% of its total proved domestic natural gas reserves in the Bob West Field. The proved reserves for which offers are being evaluated are located in the C, D, E and F units of the Bob West Field and do not include acreage covered by the Tennessee Gas Contract (see Note 4 of Notes to Condensed Consolidated Financial Statements). No offer for a sale or exchange has been accepted and there is no assurance that a sale or exchange will be consummated. The Company is uncertain as to the impact of these initiatives upon its capital resources and liquidity, if any.

In July 1995, the Company completed the Longoria #1 exploratory well in Webb County of South Texas, marking the discovery of a new natural gas field. This well tested at an initial gross rate of 3.5 Mmcf per day of natural gas. Tesoro serves as operator of this well with a 45% working interest and a 33.33% net revenue interest. The discovery was made on Tesoro's 2,200-acre S. Guerra prospect. Initial estimates are that this new field is analogous to the Guerra field (four miles to the northeast), which remains under development but has already produced a cumulative 125 Bcf of natural gas. Additional tests currently are being conducted on the Longoria #1 to determine the producing zone's permeability and the need to fracture the pay sands to stimulate higher production rates. The well will remain shut-in until such tests are completed and the well can be tied in to one of several pipelines in the area. The Company is uncertain as to the future impact of this discovery upon its capital resources and liquidity.

Credit Arrangements

The Company has financing and  credit  arrangements  under  a  three-year,  $125 million corporate Revolving Credit Facility dated April 20, 1994 with a consortium of ten banks. The Revolving Credit Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. At June 30, 1995, the borrowing base of approximately $111 million included a domestic oil and gas reserve component of $45 million. At June 30, 1995, the Company had outstanding letters of credit under the Revolving Credit Facility of approximately $51 million with no cash borrowings outstanding. The Company has borrowed from time to time under this facility during 1995 on a short-term basis to finance working capital requirements and capital expenditures.

Under the terms of the Revolving Credit Facility, as amended, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refinery cash flow, as defined. Among other matters, the Revolving Credit Facility contains certain restrictions with respect to (i) capital expenditures, (ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Revolving Credit Facility contains other covenants customary in credit arrangements of this kind. At June 30, 1995, the Company did not satisfy the refinery cash flow requirement which required the Company to obtain a waiver to the Revolving Credit Facility. Compliance with certain financial covenants under the Revolving Credit Facility is primarily dependent on the Company's maintenance of specified levels of cash flows from operations, capital expenditures, levels of borrowings and the value of the Company's domestic oil and gas reserves. Based on current depressed refinery margins, the Company will be required to seek a waiver or an amendment to the Revolving Credit Facility from its banks with respect to its refinery cash flow requirement for the remainder of 1995. The Company believes it will be able to negotiate terms and conditions with its banks under the Revolving Credit Facility which will allow the Company to adequately finance its operations. See
Note 3 of Notes to Condensed Consolidated Financial Statements.

Debt Obligations

The Company's funded debt obligations as of June 30, 1995 included approximately $64.6 million principal amount of 12-3/4% Subordinated Debentures ("Subordinated Debentures"), which bear interest at 12-3/4% per annum and require sinking fund payments sufficient to annually retire $11.25 million principal amount of Subordinated Debentures. As part of a recapitalization in 1994, $44.1 million principal amount of Subordinated Debentures was tendered in exchange for a like principal amount of new 13% Exchange Notes ("Exchange Notes"). This exchange satisfied the 1994 sinking fund requirement and, except for $.9 million, will satisfy sinking fund requirements for the Subordinated Debentures through 1997. The indenture governing the Subordinated Debentures contains certain covenants, including a restriction that prevents the current payment of cash dividends on Common Stock and currently limits the Company's ability to purchase or redeem any shares of its capital stock. The Exchange Notes bear interest at 13% per annum, mature December 1, 2000 and have no sinking fund requirements. The limitation on dividend payments included in the indenture governing the Exchange Notes is less restrictive than the limitation imposed by the Subordinated Debentures. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount, plus accrued interest. The Company continuously reviews financing alternatives with respect to its Subordinated Debentures and Exchange Notes. However, there can be no assurance whether or when the Company would propose a refinancing, if any.

Capital Expenditures

The Company has under consideration total capital expenditures for 1995 of approximately $60 million, compared with $100 million for 1994. Capital expenditures for the continued development of the Bob West Field and exploratory drilling in other areas of South Texas in 1995 are projected to be $47 million. The amount of such expenditures for exploration and production activities is dependent upon, among other factors, the price the Company receives for its natural gas production. Capital expenditures for 1995 for the refining and marketing segment are projected to be $11 million, primarily for capital improvements at the refinery and expansion of the Company's retail locations in Alaska. For the six months ended June 30, 1995, total capital expenditures amounted to $33 million, including $27 million for exploration and production and $5 million for refining and marketing, which were funded through cash flows from operations, existing cash and borrowings under the Revolving Credit Facility. The Company expects to finance capital expenditures for the remainder of 1995 through a combination of cash flows from operations and borrowings under the Revolving Credit Facility.

Cash Flows

At June 30, 1995, the Company's net working capital totaled $83.0 million, which included cash of $7.4 million and a receivable from Tennessee Gas of $35.4 million. For information on litigation related to a natural gas sales contract and the related impact on the Company's cash flows from operations, see "Tennessee Gas Contract" below and Note 4 of Notes to Condensed Consolidated Financial Statements.

Components of the Company's cash flows are set forth below (in millions):

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                           1995           1994
                                                          ------         ------
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . . .  $    29.4           45.0
  Investing Activities . . . . . . . . . . . . . . .      (34.9)         (34.8)
  Financing Activities . . . . . . . . . . . . . . .      ( 1.2)         ( 5.5)
                                                          ------         ------
Increase (Decrease) in Cash and Cash Equivalents . .  $   ( 6.7)           4.7
                                                          ======         ======

Net cash from operating activities of $29.4 million during the 1995 period compares to $45.0 million for the 1994 period. Although natural gas production from the Bob West Field increased during the 1995 period, lower cash receipts for sales of natural gas and reduced cash flows from the refining and marketing operations adversely affected the Company's cash flows from operations. Net cash used in investing activities of $34.9 million included $32.8 million of capital expenditures and $3.0 million for acquisition of the Kenai Pipe Line Company. Capital expenditures for the 1995 period included $27.0 million for the Company's exploration and production activities in South Texas, primarily for completion of nine natural gas development wells. Net cash used in financing activities of $1.2 million during the 1995 period was primarily related to payments of long-term debt. The Company's gross borrowings and repayments under its Revolving Credit Facility totaled $159.5 million during the 1995 period.

Tennessee Gas Contract

The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1995, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.94 per Mcf and the average spot market price was $1.56 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of

Texas heard arguments in December 1994, regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with Section 2.306 of the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company intends to file a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through June 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative revenues in excess of spot market prices through September 17, 1994, and in excess of a nonrefundable $3.00 per Mcf bond price subsequent to September 17, 1994, totaling $86.6 million of which $33.9 million is included in receivables. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $52.5 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is nonrefundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. On August 10, 1995 a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. The parties agreed and the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and (iii) post a $25 million bond in addition to the $120 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995.

Environmental and Other Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is holding discussions with the Department of Justice concerning the assessment of penalties with respect to certain alleged violations of the Clean Air Act. At June 30, 1995 the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $11.3 million. Also included in this amount is an approximate $4 million noncurrent liability for remediation of the KPL properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1995 of approximately $2 million, primarily for the removal and upgrading of underground storage tanks, and approximately $8 million during 1996 for the installation of dike liners required under Alaska environmental regulations. Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company. For further information on environmental contingencies, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company is involved with other litigation and claims, none of which is expected to have a material adverse effect on the financial condition of the Company.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During June 1995, the Contract Price was in excess of $8.00 per Mcf, the Section 101 price was $4.94 per Mcf and the average spot market price was $1.56 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994, regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with Section 2.306 of the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company intends to file a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through June 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative revenues in excess of spot market prices through September 17, 1994, and in excess of a nonrefundable $3.00 per Mcf bond price subsequent to September 17, 1994, totaling $86.6 million of which $33.9 million is included in receivables. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $52.5 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price is nonrefundable by the Company, and the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas. On August 10, 1995, a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. The parties agreed and the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in litigation, and (iii) post a $25 million bond in addition to the $120 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995.

Environmental Matters. As previously reported, the Company has been identified by the Environmental Protection Agency ("EPA") as a potentially responsible
party   ("PRP")   pursuant   to   the   Comprehensive   Environmental  Response,
Compensation, and Liability Act of 1980 ("CERCLA") for the Hansen Container Site, Grand Junction, Mesa County, Colorado ("Site"). The Site was a drum recycling site which accepted and recycled used containers from the mid-1960's through 1989. Over 220 parties have been identified as PRP's at the Site. The Company sold a minimum number of containers to the Site in the mid-1970's. CERCLA imposes joint and several liability on PRP's; each PRP is therefore responsible for 100% of the costs of the response actions necessary to remediate the Site in the event a settlement with the EPA cannot be reached. The EPA has spent approximately $2.35 million at the Site through September 1994 and is seeking reimbursement from over 220 PRP's. The Company has entered into an Administrative Order on Consent for De Minimis Settlement with the EPA applicable to those PRP's who each contributed less than 2% of the total contamination at the Site. The Company has agreed to contribute approximately $1,400 in full settlement of claims against the Company.

As previously reported, in March 1992, the Company received a Compliance Order and Notice of Violation from the EPA alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the Department of Justice ("DOJ"). The DOJ contacted the Company to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with the Company and that this decree would include a penalty assessment. Negotiations on the penalty are in progress. The DOJ has currently proposed a penalty assessment of approximately $2.3 million. The Company is continuing to negotiate with the DOJ but cannot predict the ultimate outcome of the negotiations.

Refund Claim. As previously reported, in July 1994, Simmons Oil Corporation, also known as David Christopher Corporation, a former customer of the Company ("Customer"), filed suit against the Company in the United States District Court for the District of New Mexico for a refund in the amount of approximately $1.2 million, plus interest of approximately $4.4 million and attorney's fees, related to a gasoline purchase from the Company in 1979. The Customer also alleges entitlement to treble damages and punitive damages in the aggregate amount of $16.8 million. The refund claim is based on allegations that the Company renegotiated the acquisition price of gasoline sold to the Customer and failed to pass on the benefit of the renegotiated price to the Customer in violation of Department of Energy price and allocation controls then in effect. In May 1995, the court issued an order granting the Company's motion for summary judgment and dismissed with prejudice all the claims in the Customer's complaint. In June 1995, the Customer filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The Company cannot predict the ultimate resolution of this matter but believes the claim is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The 1995 annual meeting of stockholders of the Company was held on May 4, 1995.

     (b) The names of the directors elected at the meeting and a tabulation of the number of votes cast for, against or withheld with respect to each such director are set forth below:



              Name                 Votes         Votes           Votes
                                   For          Against        Withheld

         Michael D. Burke        21,058,262        0             946,368
         Robert J. Caverly       12,649,742        0           9,354,888
         Peter M. Detwiler       11,118,264        0          10,886,366
         Steven H. Grapstein     21,041,619        0             963,011
         Raymond K. Mason, Sr.   11,112,707        0          10,891,923
         John J. McKetta, Jr.    11,085,270        0          10,919,360
         Joel V. Staff           13,377,871        0           8,626,759
         Murray L. Weidenbaum    12,653,329        0           9,351,301


         At the annual meeting of stockholders, a dissident slate of directors consisting of six individuals was nominated from the floor. The dissident slate subsequently challenged the results of the election.
         The challenge was rejected by the inspector of election and, thereafter, by the Delaware Chancery Court which upheld the votes set forth above.

         Joel V. Staff resigned as a director of the Company effective June 13, 1995.

         Bruce A. Smith was elected as a director of the Company effective July 26, 1995.

     (c) A brief description of each matter, other than the election of directors, voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, is set forth below:

         With respect to a proposal to approve and adopt the 1995 Non-Employee Director Stock Option Plan, there were 10,957,145 votes for; 10,403,943 votes against; 284,496 votes withheld; 359,046 broker non-votes; and no abstentions.

         With respect to a proposal to limit the number of shares which can be granted to any single participant in one year under the Executive Long-Term Incentive Plan, there were 12,198,512 votes for; 9,287,131 votes against; 163,941 votes withheld; 355,046 broker non-votes; and no abstentions.

         With respect to a proposal to appoint Deloitte & Touche LLP as independent auditors for the Company for fiscal year 1995, there were 21,235,489 votes for; 256,468 votes against; 157,627 votes withheld; 355,046 broker non-votes; and no abstentions.


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


                                                 TESORO PETROLEUM CORPORATION
                                                          Registrant




Date:   August 14, 1995                              /s/ Michael D. Burke
                                                        Michael D. Burke
                                                          President and
                                                     Chief Executive Officer








Date:   August 14, 1995                              /s/ Bruce A. Smith
                                                        Bruce A. Smith
                                                     Chief Operating Officer,
                                                   Executive Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit
    Number

       4 Copy of Consent and Waiver No. 2 dated as of July 31, 1995 to the Company's Credit Agreement dated as of April 20, 1994.

      10 Agreement for the Sale and Purchase of State Royalty Oil dated as of April 21, 1995 by and between Tesoro Alaska Petroleum Company and the State of Alaska.

      11  Information Supporting Earnings (Loss) Per Share Computations.

      27  Financial Data Schedule.

