Form 10-Q
period 1995-09-30
TESORO PETROLEUM CORP /NEW/
filed 1995-11-14
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       or

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

There were 24,565,889 shares of the Registrant's Common Stock outstanding at October 31, 1995.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995



PART I.  FINANCIAL INFORMATION                                         Page

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - September 30, 1995
    and December 31, 1994  . . . . . . . . . . . . . . . . . . .        3

   Condensed Statements of Consolidated Operations - Three
    Months and Nine Months Ended September 30, 1995 and 1994 . .        4

   Condensed Statements of Consolidated Cash Flows - Nine
    Months Ended September 30, 1995 and 1994 . . . . . . . . . .        5

   Notes to Condensed Consolidated Financial Statements. . . . .        6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . .       11

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .       24

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .       25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

                           PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

                    TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                   (Dollars in thousands except per share amounts)

                                                      September 30,      December 31,
                                                          1995              1994<F1>
                                                          ----              ----
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . .  $   59,370            14,018
  Receivables, less allowance for doubtful accounts
   of $2,075 ($1,816 at December 31, 1994) (Note 5).      69,126            91,140
  Inventories:
   Crude oil and wholesale refined products, at LIFO      54,046            58,798
   Merchandise and retail refined products . . . . .       3,987             5,934
   Materials and supplies. . . . . . . . . . . . . .       3,843             3,570
  Prepaid expenses and other . . . . . . . . . . . .      11,066             8,648
                                                      -----------       -----------
   Total Current Assets. . . . . . . . . . . . . . .     201,438           182,108

PROPERTY, PLANT AND EQUIPMENT, Net of Accumulated
  Depreciation, Depletion and Amortization of
  $207,650 ($205,782 at December 31, 1994) . . . . .     256,345           273,334

 RECEIVABLE FROM TENNESSEE GAS PIPELINE COMPANY
   (Note 5). . . . . . . . . . . . . . . . . . . . .      42,689              -

INVESTMENT IN TESORO BOLIVIA PETROLEUM COMPANY . . .      12,735            10,295

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .      20,492            18,623
                                                      -----------       -----------

       TOTAL ASSETS. . . . . . . . . . . . . . . . .  $  533,699           484,360
                                                      ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . .  $   48,600            53,573
  Accrued liabilities. . . . . . . . . . . . . . . .      38,676            35,266
  Current portion of long-term debt and other
    obligations. . . . . . . . . . . . . . . . . . .       9,084             7,404
                                                      -----------       -----------
   Total Current Liabilities . . . . . . . . . . . .      96,360            96,243
                                                      -----------       -----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       5,193             4,582
                                                      -----------       -----------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . .      36,417            30,593
                                                      -----------       -----------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT PORTION. . . . . . . . . . . . . . . . . .     187,869           192,210
                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.16-2/3; authorized
    50,000,000 shares; 24,545,889 shares issued and
    outstanding (24,389,801 in 1994) . . . . . . . .       4,091             4,065
  Additional paid-in capital . . . . . . . . . . . .     176,618           175,514
  Retained earnings (accumulated deficit). . . . . .      27,151         (  18,847)
                                                      -----------       -----------
   Total Stockholders' Equity. . . . . . . . . . . .     207,860           160,732
                                                      -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . .  $  533,699           484,360
                                                      ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

<F1> The balance sheet at December 31,  1994  has  been  taken  from  the  audited consolidated financial statements at that date and condensed.


                               TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                              CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                                (Unaudited)
                                  (In thousands except per share amounts)

                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                      September 30,
                                                       1995           1994             1995           1994
                                                       ----           ----             ----           ----
REVENUES:
  Gross operating revenues . . . . . . . . . .  $    245,132        251,811          744,962        651,558
  Gain on sales of assets. . . . . . . . . . .        33,057             18           33,055          2,359
  Interest income. . . . . . . . . . . . . . .           192            627              616          1,602
  Other income . . . . . . . . . . . . . . . .           138            219              349            941
                                                  -----------    -----------      -----------    -----------
   Total Revenues. . . . . . . . . . . . . . .       278,519        252,675          778,982        656,460
                                                  -----------    -----------      -----------    -----------

COSTS AND EXPENSES:
  Costs of sales and operating expenses. . . .       215,237        235,638          660,349        594,471
  General and administrative . . . . . . . . .         4,372          3,480           12,371         10,484
  Depreciation, depletion and amortization . .         9,436          9,493           32,763         23,888
  Interest expense, net of capitalized interest
   in 1994 of $367 and $607, respectively. . .         5,471          4,483           16,132         13,989
  Other expense. . . . . . . . . . . . . . . .         5,557          1,409            7,572          4,852
                                                  -----------    -----------      -----------    -----------
   Total Costs and Expenses. . . . . . . . . .       240,073        254,503          729,187        647,684
                                                  -----------    -----------      -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS ON
  EXTINGUISHMENT OF DEBT . . . . . . . . . . .        38,446       (  1,828)          49,795          8,776
Income Tax Provision . . . . . . . . . . . . .         1,664          1,435            3,797          3,607
                                                  -----------    -----------      -----------    -----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
   LOSS ON EXTINGUISHMENT OF DEBT. . . . . . .        36,782       (  3,263)          45,998          5,169
Extraordinary Loss on Extinguishment of Debt .           -              -                -        (   4,752)
                                                  -----------    -----------      -----------    -----------
NET EARNINGS (LOSS). . . . . . . . . . . . . .        36,782       (  3,263)          45,998            417
Dividend Requirements on Preferred Stocks. . .           -              -                -            2,680
                                                  -----------    -----------      -----------    -----------

NET EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . . . .  $     36,782       (  3,263)          45,998      (   2,263)
                                                  ===========    ===========      ===========    ===========

EARNINGS (LOSS) PER PRIMARY AND
  FULLY DILUTED SHARE:
  Earnings (Loss) Before Extraordinary Loss on
   Extinguishment of Debt. . . . . . . . . . .  $       1.47       (    .13)            1.83            .11
  Extraordinary Loss on Extinguishment of Debt            -              -                -       (     .21)
                                                  -----------    -----------      -----------    -----------
  Net Earnings (Loss). . . . . . . . . . . . .  $       1.47       (    .13)            1.83      (     .10)
                                                  ===========    ===========      ===========    ===========


AVERAGE OUTSTANDING COMMON AND
  COMMON EQUIVALENT SHARES . . . . . . . . . .        25,093         25,011           25,140         22,584
                                                  ===========    ===========      ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                          Nine Months Ended
                                                            September  30,
                                                           1995         1994
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . .  $   45,998          417
  Adjustments to reconcile net earnings to net
   cash from operating activities:
   Depreciation, depletion and amortization. . . . .      32,763       23,888
   Gain on sales of assets . . . . . . . . . . . . .   (  33,055)   (   2,359)
   Amortization of deferred charges. . . . . . . . .       1,311        1,187
   Loss on extinguishment of debt. . . . . . . . . .         -          4,752
   Changes in assets and liabilities:
     Receivable from Tennessee Gas Pipeline Company.   (  29,465)   (   1,443)
     Receivables, other trade. . . . . . . . . . . .       9,916    (   1,463)
     Inventories . . . . . . . . . . . . . . . . . .       6,006       21,315
     Investment in Tesoro Bolivia Petroleum Company.   (   2,440)   (   3,980)
     Other assets  . . . . . . . . . . . . . . . . .   (   1,994)   (   1,090)
     Accounts payable and other current liabilities.   (     349)      11,108
     Obligation payments to State of Alaska  . . . .   (   2,129)   (   2,011)
     Other liabilities and obligations . . . . . . .       3,719        2,309
                                                       ----------   ----------
       Net cash from operating activities. . . . . .      30,281       52,630
                                                       ----------   ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . .   (  48,881)   (  73,260)
  Acquisition of Kenai Pipe Line Company . . . . . .   (   3,029)         -
  Proceeds from sales of assets. . . . . . . . . . .      69,711        2,526
  Sales of short-term investments  . . . . . . . . .         -          5,952
  Purchases of short-term investments. . . . . . . .         -      (   1,974)
  Other. . . . . . . . . . . . . . . . . . . . . . .   (     172)       3,950
                                                       ----------   ----------
    Net cash from (used in) investing activities . .      17,629    (  62,806)
                                                       ----------   ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments, net of borrowings of $262,500 in 1995
    and $5,000 in 1994, under revolving credit
    facilities . . . . . . . . . . . . . . . . . . .         -      (   5,000)
  Payments of long-term debt . . . . . . . . . . . .   (   2,262)   (   1,097)
  Issuance of long-term debt . . . . . . . . . . . .         -         10,206
  Proceeds from issuance of common stock, net. . . .         -         56,967
  Repurchase of common and preferred stock . . . . .         -      (  52,948)
  Dividends on preferred stocks. . . . . . . . . . .         -      (   1,684)
  Costs of recapitalization and other. . . . . . . .   (     296)   (   2,424)
                                                       ----------   ----------
    Net cash from (used in) financing activities . .   (   2,558)       4,020
                                                       ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .      45,352    (   6,156)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . .      14,018       36,596
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .  $   59,370       30,440
                                                       ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid, net of $607 capitalized in 1994 . .  $   13,600       13,220
                                                       ==========   ==========
  Income taxes paid  . . . . . . . . . . . . . . . .  $    3,262        3,855
                                                       ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

The interim condensed consolidated financial statements of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") are unaudited but, in the opinion of management, incorporate all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal recurring nature. The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Acquisitions and Divestitures

In September 1995, the Company sold, effective April 1, 1995, certain interests in its U.S. onshore producing and non-producing oil and gas properties located in the Bob West Field in South Texas. The interests sold included the Company's approximate 55% net revenue interest and 70% working interest in Units C, D and E and a convertible override in Unit F of the Bob West Field. These units do not include acreage related to the Company's natural gas sales contract with Tennessee Gas Pipeline Company, which, as discussed in Note 5, is the subject of current litigation. Also excluded from the sale were the Company's interests in the State Park and Sanchez-O'Brien leases and the Ramirez USA E-6 well within the field. In total, the sale included interests in 14 gross producing wells, or approximately 40% of the Company's total proved domestic reserves. For the three months and nine months ended September 30, 1995, natural gas production from the interests sold had contributed approximately $1.3 million and $4.2 million, respectively, to the Company's Exploration and Production segment operating profit. For information regarding changes in proved domestic reserves, see Note 6. Consideration for the sale was $74 million, which was adjusted on a preliminary basis for production, capital expenditures and certain other items after the effective date to approximately $68 million in cash received at closing, resulting in a gain of approximately $33 million, or $1.34 per share, in the 1995 third quarter. No income taxes were provided on this gain due to the utilization of previously unrecognized net operating loss and other carryforwards. The consideration received by the Company, which is subject to final post-closing adjustments, is expected to be used to redeem a portion of the Company's outstanding 12-3/4% Subordinated Debentures, reduce borrowings under the Company's Revolving Credit Facility and improve corporate liquidity (see Note 4). The Company does not expect any final post-closing adjustments to be material.

In September 1995, the Company signed a letter of intent to acquire all of the outstanding capital stock of Coastwide Energy Services, Inc. ("Coastwide") for approximately $21 million, to be paid 40% in cash and 60% in Tesoro Common Stock. Coastwide is a wholesale distributor of diesel fuel and lubricants and a provider of services to the offshore drilling industry in the U.S. Gulf of Mexico. Upon completion of this acquisition, which is subject to regulatory approvals and approval by Coastwide shareholders, the Company would merge its existing marine petroleum distribution operations with Coastwide, forming a Marine Services segment. If this acquisition is consummated, it would be accounted for using the purchase method.

In March 1995, the Company acquired all of the outstanding stock of Kenai Pipe Line Company ("KPL") for approximately $3 million. The Company transports its crude oil and a substantial portion of its refined products utilizing KPL's pipeline and marine terminal facilities in Kenai, Alaska. The acquisition was accounted for using the purchase method.

(3) Employee Terminations and Other Costs

In September 1995, the Company incurred a pretax charge of $4.7 million, or $.19 per share, primarily for employee termination costs associated with restructuring the Company's organization and operations. Other expense included $3.8 million of this charge, representing primarily severance and related benefits resulting from a reduction in administrative workforce and other employee terminations together with settlements and curtailments under the Company's executive security plan. Operating expenses and other included the remaining $.9 million of this charge which was related to employee terminations and exit costs in the Company's operating segments. The Company's Consolidated Balance Sheet as of September 30, 1995 included an accrual of approximately $2.5 million relating to these costs, the majority of which will be paid by year-end 1995.

(4) Credit Arrangements

Revolving Credit Facility

The Company has financing and credit arrangements under a three-year corporate Revolving Credit Facility ("Facility") dated April 20, 1994, with a consortium of ten banks. The Facility, which is subject to a borrowing base, provides for
(i) the issuance of letters of credit up to the full amount of the borrowing base and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Facility, which has been amended from time to time, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refining and marketing cash flow, as defined. Among other matters, the Facility contains certain restrictions with respect to (i) capital expenditures,
(ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Facility contains other covenants customary in credit arrangements of this kind. Future compliance with certain financial covenants is primarily dependent on the Company's maintenance of specified levels of cash flows from operations, capital expenditures, levels of borrowings and the value of the Company's domestic oil and gas reserves. In October 1995, the Facility was amended which, among other matters, (i) reduced available commitments from $100 million to $90 million, (ii) permits the Company to redeem a portion of its outstanding 12-3/4% Subordinated Debentures, and (iii) reduced the required level of refining and marketing cash flow. If the Company's refining and marketing cash flow, as defined, does not meet required levels, the $90 million availability will be incrementally reduced, but not below $80 million.

At September 30, 1995, the Company had available commitments under the Facility of $100 million which were fully supported by the borrowing base as defined. Included in the borrowing base at September 30, 1995 was a domestic oil and gas reserve component of $40 million. At September 30, 1995, the Company had outstanding letters of credit under the Facility of approximately $50 million with no cash borrowings outstanding. For the nine months ended September 30, 1995, the Company's gross borrowings and repayments under the Facility totaled $262.5 million, which were used on a short-term basis to finance working capital requirements and capital expenditures.

Partial Redemption of 12-3/4% Subordinated Debenture

The Company has given  notice  of  its  intention  to redeem approximately $34.6 million of its outstanding 12-3/4% Subordinated Debentures ("Subordinated Debentures"). The redemption date will be December 1, 1995 at a price equal to 100% of the principal amount, plus accrued interest to the redemption date. In the fourth quarter of 1995, the Company expects to record a noncash extraordinary loss of approximately $3 million from this early extinguishment of debt, reflecting a write-off of unamortized bond discount and issue costs. Following this partial redemption, which will satisfy all future sinking fund requirements, the Company will have $30 million principal amount of Subordinated Debentures outstanding, due on March 15, 2001.

(5) Commitments and Contingencies

Gas Purchase and Sales Contract

The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During September 1995, the Contract Price was in excess of $8.00 per Mcf and the average spot market price was $1.45 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC")

and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through September 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices (in excess of a $3.00 per Mcf nonrefundable Bond Price, as defined below, from September 18, 1994 through August 13, 1995) totaling approximately $96.6 million. The Company's noncurrent receivable from Tennessee Gas totaled $42.7 million at September 1995, representing the difference between the Contract Price and the Bond Price, as defined below. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $53.9 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price for this period is nonrefundable by the Company. On August 10, 1995, a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. Pursuant to agreement of the parties, the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and
(iii) post a $25 million bond in addition to the $120 million bond presently in place. On November 8, 1995, pursuant to agreement of the parties, the court ordered that Tennessee Gas will, for the period October 16, 1995, until the earlier of January 31, 1996, or the date the Supreme Court issues its ruling on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and (iii) post a $35 million bond in addition to the $145 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995. Under the provisions of the bond agreement, the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with waste disposal sites near Abbeville, Louisiana and in Grand Junction, Colorado, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at each site, the extent of the Company's allocated financial contributions to the cleanup of both sites is expected to be limited based upon the number of companies and the volumes of waste involved. The Company believes that its liability at the Abbeville, Louisiana site will be limited based upon the payment by the Company of a de minimis settlement amount of $2,500 at a similar site in Louisiana. With respect to the Grand Junction, Colorado site, the Company has executed an Administrative Order on Consent for De Minimis Settlement with the EPA in which the Company has agreed to settle all claims at the site for approximately $1,400. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is holding discussions with the Department of Justice ("DOJ") concerning the assessment of penalties with respect to certain alleged violations of regulations promulgated under the Clean Air Act as discussed below.

In March 1992, the Company received a Compliance Order and Notice of Violation from the Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the DOJ. The DOJ contacted the Company to begin negotiating a resolution of these matters. The DOJ has indicated that it is willing to enter into a judicial consent decree with the Company and that this decree would include a penalty assessment. Negotiations on the penalty are in progress. The DOJ has currently proposed a penalty assessment of approximately $2.1 million. The Company is continuing to negotiate with the DOJ but cannot predict the ultimate outcome of the negotiations.

At September 30, 1995, the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $10.5 million. Also included in this amount is an approximate $4 million noncurrent liability for remediation of the KPL properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1995 of approximately $1 million, primarily for the removal and upgrading of underground storage tanks, and approximately $10 million during 1997 for the installation of dike liners required under Alaska environmental regulations. Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

Crude Oil Purchase Contract

The Company's contract with the State of Alaska ("State") for the purchase of royalty crude oil expires on December 31, 1995. In May 1995, the Company renegotiated a new three-year contract with the State for the period January 1, 1996 through December 31, 1998. The new contract provides for the purchase of approximately 40,000 barrels per day of Alaska North Slope ("ANS") royalty crude oil, the primary feedstock for the Company's refinery, and is priced at the weighted average price reported to the State by a major North Slope producer for ANS crude oil as valued at Pump Station No. 1 on the Trans Alaska Pipeline System. Under this agreement, the Company is required to utilize in its refinery operations volumes equal to at least 80% of the ANS crude oil to be purchased from the State. This contract contains provisions that, under certain conditions, allow the Company to temporarily or permanently reduce its purchase obligations.

Other Contingencies

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

Sales Commitment

The Company has entered into an agreement with another company for the sale of approximately 8.25 Bcf of the Company's anticipated U.S. natural gas production for the period April 1, 1995 through December 31, 1995 at a fixed price of approximately $1.56 per Mcf. For the three months and nine months ended September 30, 1995, the Company's average spot market sales prices, which included the effect of this agreement, were $1.44 and $1.47 per Mcf, respectively.

(6) Changes in Proved Domestic Reserves

The Company's mid-year reserve report, prepared by the Company's independent petroleum consultants, estimated that, during the first half of 1995, Tesoro's proved domestic natural gas reserves increased 53%, from 129 Bcf of natural gas at December 31, 1994, to 198 Bcf at June 30, 1995, after net production during this period of approximately 23 Bcf. Subsequently, in September 1995, the Company sold approximately 40% of its proved domestic natural gas reserves (see
Note 2).

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994

A consolidated summary of the Company's operations for the three and nine months ended September 30, 1995 and 1994 is presented below (in millions except per share amounts):

                                                        Three Months Ended  Nine Months Ended
                                                          September 30,       September 30,
                                                          1995     1994       1995     1994
                                                        ------------------  -----------------
Summary of Operations
Segment Operating Profit (Loss), Including Gain
    on Sales of Assets<F1>:
  Refining and Marketing . . . . . . . . . . . . . .  $    2.8   (  5.1)    (  4.5)  (  3.7)
  Exploration and Production - United States . . . .      49.5      9.4       86.1     35.2
  Exploration and Production - Bolivia . . . . . . .       2.2      3.0        6.2      7.4
  Oil Field Supply and Distribution. . . . . . . . .    (   .7)  (   .2)    (  2.5)  (  1.8)
                                                        -------  -------    -------  -------
   Total Segment Operating Profit. . . . . . . . . .      53.8      7.1       85.3     37.1
Corporate and Unallocated Costs:
  General and administrative expenses. . . . . . . .       4.4      3.5       12.4     10.5
  Interest expense . . . . . . . . . . . . . . . . .       5.4      4.5       16.1     14.0
  Interest income. . . . . . . . . . . . . . . . . .    (   .2)  (   .6)    (   .6)  (  1.6)
  Other. . . . . . . . . . . . . . . . . . . . . . .       5.7      1.6        7.6      5.4
                                                        -------  -------    -------  -------
Earnings (Loss) Before Income Taxes and
  Extraordinary Loss . . . . . . . . . . . . . . . .      38.5   (  1.9)      49.8      8.8
Income Tax Provision . . . . . . . . . . . . . . . .       1.7      1.4        3.8      3.6
                                                        -------  -------    -------  -------
Earnings (Loss) Before Extraordinary Loss. . . . . .      36.8   (  3.3)      46.0      5.2
Extraordinary Loss on Extinguishment of Debt . . . .       -        -          -     (  4.8)
                                                        -------  -------    -------  -------
Net Earnings (Loss). . . . . . . . . . . . . . . . .      36.8   (  3.3)      46.0       .4
Dividend Requirements on Preferred Stocks. . . . . .       -        -          -        2.7
                                                        -------  -------    -------  -------
Net Earnings (Loss) Applicable to Common Stock . . .  $   36.8   (  3.3)      46.0   (  2.3)
                                                        =======  =======    =======  =======

Earnings (Loss) per Primary and Fully Diluted Share:
  Earnings (Loss) Before Extraordinary Loss. . . . .  $   1.47   (  .13)      1.83      .11
  Extraordinary Loss on Extinguishment of Debt . . .       -        -          -     (  .21)
                                                        -------  -------    -------  -------
  Net Earnings (Loss). . . . . . . . . . . . . . . .  $   1.47   (  .13)      1.83   (  .10)
                                                        =======  =======    =======  =======

<F1>  Operating  profit  (loss)  represents  pretax earnings (loss) before certain corporate expenses, interest income and interest expense.

Net earnings of $36.8 million, or $1.47 per share, for the three months ended September 30, 1995 ("1995 quarter") compare with a net loss of $3.3 million, or $.13 per share, for the three months ended September 30, 1994 ("1994 quarter"). Net earnings for the 1995 quarter included an after-tax gain of approximately $33 million, or $1.34 per share, from the sale of certain interests in the Bob West Field and a charge of nearly $5 million, or $.19 per share, for employee terminations and other restructuring costs. Excluding these items, net earnings for the 1995 quarter would have been $8 million, or $.32 per share, reflecting significantly higher results attributable primarily to the successful drilling program and increased natural gas production from the Company's exploration and production operations in South Texas together with improved operating results from the Company's refining and marketing operations.

Net earnings applicable to common stock of $46.0 million, or $1.83 per share, for the nine months ended September 30, 1995 ("1995 period") compare to a net loss applicable to common stock of $2.3 million, or $.10 per share, for the nine months ended September 30, 1994 ("1994 period"). The comparability between these two periods was impacted by certain significant transactions. As discussed above, the 1995 period included an after-tax gain of approximately $33 million from the sale of certain interests in the Bob West Field. In addition, the Company benefited from a reduced depletion rate resulting from increases to its estimates of proved reserves in the 1995 second quarter and the elimination of future development costs associated with the interests that were sold in the 1995 third quarter. As discussed above, employee terminations and other restructuring costs of approximately $5 million were incurred during the 1995 period. Net earnings for the 1994 period were reduced by $2.7 million of dividend requirements on preferred stock. Also included in the 1994 period was a noncash extraordinary loss of $4.8 million, or $.21 per share, attributable to the early extinguishment of debt in connection with a recapitalization in 1994. Earnings applicable to common stock before the extraordinary loss were $2.5 million, or $.11 per share, for the 1994 period. The 1994 period was favorably impacted by a net gain of $2.4 million, or $.11 per share, from the sale of assets. Excluding these significant transactions from both periods, the increase in net earnings during the 1995 period was largely due to increased natural gas production from the Company's exploration and production activities in South Texas, partially offset by lower operating results from the Company's refining and marketing segment and lower spot market prices for sales of natural gas.

Refining and Marketing                                   Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                         ------------------    -----------------
                                                          1995      1994        1995      1994
                                                          ----      ----        ----      ----
                                                     (Dollars in millions except per barrel amounts)
Gross Operating Revenues:
  Refined products . . . . . . . . . . . . . . . . .  $   176.3     176.7       499.6     430.8
  Other, primarily crude oil resales
   and merchandise . . . . . . . . . . . . . . . . .       19.8      30.4        89.1      92.8
                                                       --------- ---------   --------- ---------
   Gross Operating Revenues. . . . . . . . . . . . .  $   196.1     207.1       588.7     523.6
                                                       ========= =========   ========= =========

Operating Profit (Loss):
  Gross margin - refined products. . . . . . . . . .  $    23.2      15.6        57.2      54.3
  Gross margin - other . . . . . . . . . . . . . . .        3.7       3.7         9.3       9.7
                                                       --------- ---------   --------- ---------
   Gross margin. . . . . . . . . . . . . . . . . . .       26.9      19.3        66.5      64.0
  Operating expenses . . . . . . . . . . . . . . . .       21.3      21.8        62.0      62.4
  Depreciation and amortization                             2.8       2.6         8.8       7.8
  Other, including (gain) on asset sales . . . . . .        -         -            .2  (    2.5)
                                                       --------- ---------   --------- ---------
   Operating Profit (Loss) . . . . . . . . . . . . .  $     2.8  (    5.1)   (    4.5) (    3.7)
                                                       ========= =========   ========= =========

Capital Expenditures . . . . . . . . . . . . . . . .  $     1.9       8.6         7.2      22.9
                                                       ========= =========   ========= =========

Refining and Marketing - Total Product Sales
  (average daily barrels)<F1>:
  Gasoline . . . . . . . . . . . . . . . . . . . . .     26,330    27,000      25,562    23,603
  Middle distillates . . . . . . . . . . . . . . . .     38,925    40,489      38,292    33,297
  Heavy oils and residual product. . . . . . . . . .     16,009    13,120      14,468    14,199
                                                       --------- ---------   --------- ---------
   Total Product Sales . . . . . . . . . . . . . . .     81,264    80,609      78,322    71,099
                                                       ========= =========   ========= =========

Refining and Marketing - Product Sales Prices
  ($/barrel):
  Gasoline . . . . . . . . . . . . . . . . . . . . .  $   28.53     28.31       28.10     26.69
  Middle distillates . . . . . . . . . . . . . . . .  $   24.07     24.49       24.08     24.01
  Heavy oils and residual product. . . . . . . . . .  $   14.09     12.50       13.09     10.45

Refining and Marketing - Gross Margins on Total
  Product Sales ($/barrel)<F1>:
  Average sales price. . . . . . . . . . . . . . . .  $   23.55     23.82       23.37     22.19
  Average cost of sales. . . . . . . . . . . . . . .      20.46     21.72       20.69     19.40
                                                       --------- ---------   --------- ---------
  Gross margin . . . . . . . . . . . . . . . . . . .  $    3.09      2.10        2.68      2.79
                                                       ========= =========   ========= =========

Refinery Operations - Throughput
  (average daily barrels)  . . . . . . . . . . . . .     56,504    46,330      50,056    44,770
                                                       ========= =========   ========= =========

Refinery Operations - Production
  (average daily barrels):
  Gasoline . . . . . . . . . . . . . . . . . . . . .     16,221    10,792     14,269     11,189
  Middle distillates . . . . . . . . . . . . . . . .     23,243    19,912     20,799     18,628
  Heavy oils and residual product. . . . . . . . . .     16,025    15,141     14,278     14,613
  Refinery fuel. . . . . . . . . . . . . . . . . . .      2,383     1,593      2,128      1,753
                                                       --------- ---------   --------- ---------
   Total Refinery Production . . . . . . . . . . . .     57,872    47,438     51,474     46,183
                                                       ========= =========   ========= =========

Refinery Operations - Product Spread ($/barrel)<F1>:
  Yield value of products produced -
   Gasoline. . . . . . . . . . . . . . . . . . . . .  $   25.47     27.31      25.37      25.07
   Middle distillates. . . . . . . . . . . . . . . .  $   23.75     23.87      23.70      23.49
   Heavy oils and residual product . . . . . . . . .  $    9.15      9.90       9.35       7.93
  Average yield value of products produced . . . . .  $   20.07     20.20      20.16      19.02
  Cost of raw materials. . . . . . . . . . . . . . .      16.81     17.43      17.13      15.38
                                                       --------- ---------   --------- ---------
   Product Spread. . . . . . . . . . . . . . . . . .  $    3.26      2.77       3.03       3.64
                                                       ========= =========   ========= =========

<F1> Total product  sales  include  products  manufactured  at  the refinery, existing inventory
     balances and products  purchased  from  third  parties.   Margins  on  sales  of  purchased
     products,  together  with  the  effect of changes in inventories, are included in the gross margin on total product sales presented above.  The Company's purchases of refined products for resale approximated 26,800  and  38,900  average  daily  barrels  for the 1995 and 1994 quarters, respectively, and 26,900 average  daily  barrels  for  both  the  1995  and  1994
     periods.   The  product  spread presented above represents the excess of yield value of the products manufactured  at  the  refinery  over  the  cost  of  the  raw  materials  used to manufacture such products.

Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994. Lower feedstock costs enabled the Company's margins to improve during the 1995 quarter. The Company's average feedstock costs decreased to $16.81 per barrel for the 1995 quarter compared with $17.43 per barrel for the 1994 quarter, while the average yield value of the Company's refinery production decreased to $20.07 per barrel for the 1995 quarter from $20.20 per barrel for the prior year quarter. Although the Company's refinery product spread improved, the Company's results continue to remain volatile, particularly as to the cost of Alaska North Slope ("ANS") crude oil in relation to the price received for the Company's sales of refined products. The start-up in December 1994 of a vacuum unit at the Company's refinery increased the yield of higher-valued products during the 1995 quarter and period and lessened the impact of these industry conditions on the Company's refinery spread. In addition, margins on sales of inventories and purchased volumes combined to improve the segment's gross margins as compared with the prior year quarter.

Revenues from sales of refined products in the 1995 quarter were relatively unchanged from the 1994 quarter, both in volumes and prices. However, to optimize the refinery's feedstock mix and in response to market conditions, the Company's resales of crude oil decreased by $10.1 million. Costs of sales, likewise, were lower in the 1995 quarter due to decreased crude oil prices and volumes. Depreciation and amortization increased $.2 million in the 1995 quarter due to capital additions, primarily the vacuum unit, completed in late 1994.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994. The Company's average feedstock costs increased to $17.13 per barrel for the 1995 period compared with $15.38 per barrel for the 1994 period, while the average yield value of the Company's refinery production increased to $20.16 per barrel for the 1995 period from $19.02 for the prior year period. Increased demand for ANS crude oil for use as a feedstock in West Coast refineries combined with an oversupply of products in Alaska and on the West Coast resulted in higher feedstock costs for the Company relative to increases in refined product sales prices. As a result, the Company's refined product margins were depressed in the 1995 period and will continue to be depressed as long as the cost of ANS crude oil remains high relative to the price received for the Company's sales of refined products.

Revenues from sales of refined products in the 1995 period were higher than the 1994 period due to higher sales prices and a 10% increase in sales volumes. Costs of sales were higher in the 1995 period due to higher volumes and prices. Depreciation and amortization increased $1.0 million in the 1995 period due to capital additions, primarily the vacuum unit, completed in late 1994. Included in the 1994 period was a $2.4 million gain from the sale of assets. See discussion above for information on the Company's vacuum unit and marketing initiatives.

Exploration and Production                               Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                         ------------------    -----------------
                                                           1995      1994        1995      1994
                                                           ----      ----        ----      ----
                                                      (Dollars in millions except per unit amounts)

United States:
  Gross operating revenues:
    Natural gas producing activities<F1> . . . . . .  $    26.6      18.9        88.5      58.7
    Natural gas transportation . . . . . . . . . . .         .7        .4         1.8        .8
  Lifting costs<F2>. . . . . . . . . . . . . . . . .        5.2       3.6        15.4       9.1
  Depreciation, depletion and amortization . . . . .        6.3       6.6        23.0      15.1
  Gain on sale of assets . . . . . . . . . . . . . .       33.5       -          33.5       -
  Other. . . . . . . . . . . . . . . . . . . . . . .   (     .2) (     .3)    (    .7)       .1
                                                       --------- ---------   --------- ---------
   Operating Profit - United States. . . . . . . . .       49.5       9.4        86.1      35.2
                                                       --------- ---------   --------- ---------

Bolivia:
  Gross operating revenues . . . . . . . . . . . . .        3.3       4.0         9.1      10.1
  Lifting costs. . . . . . . . . . . . . . . . . . .         .2        .2          .5        .5
  Other  . . . . . . . . . . . . . . . . . . . . . .         .9        .8         2.4       2.2
                                                       --------- ---------   --------- ---------
   Operating Profit - Bolivia. . . . . . . . . . . .        2.2       3.0         6.2       7.4
                                                       --------- ---------   --------- ---------

Total Operating Profit - Exploration
  and Production . . . . . . . . . . . . . . . . . .  $    51.7      12.4        92.3      42.6
                                                       ========= =========   ========= =========

United States:
  Capital expenditures . . . . . . . . . . . . . . .  $    13.8      19.4        40.8      48.8
                                                       ========= =========   ========= =========
  Net natural gas production (average daily Mcf) -
   Spot market and other . . . . . . . . . . . . . .     93,641    88,653      98,625    57,695
   Tennessee Gas Contract<F1>. . . . . . . . . . . .     18,048     9,369      21,323    15,126
                                                       --------- ---------   --------- ---------
   Total production  . . . . . . . . . . . . . . . .    111,689    98,022     119,948    72,821
                                                       ========= =========   ========= =========
  Average natural gas sales price per Mcf -
   Spot market . . . . . . . . . . . . . . . . . . .  $    1.44      1.48        1.47      1.66
   Tennessee Gas Contract<F1>. . . . . . . . . . . .  $    8.57      7.89        8.43      7.89
   Average . . . . . . . . . . . . . . . . . . . . .  $    2.60      2.10        2.70      2.95
  Average lifting costs per Mcf<F2>. . . . . . . . .  $     .50       .40         .47       .46
  Depletion per Mcf. . . . . . . . . . . . . . . . .  $     .60       .73         .70       .76

Bolivia:
  Net natural gas production
    (average daily Mcf). . . . . . . . . . . . . . .     20,559    25,528      19,075    22,262
  Average natural gas sales price per Mcf. . . . . .  $    1.32      1.22        1.29      1.22
  Net crude oil (condensate) production. . . . . . .
   (average daily barrels) . . . . . . . . . . . . .        604       832         589       744
  Average crude oil price per barrel . . . . . . . .  $   12.95     14.04       14.44     13.16
  Average lifting costs per net equivalent Mcf . . .  $     .06       .06         .08       .06

<F1>  The Company is involved in litigation with Tennessee  Gas  relating  to  a
      natural    gas    sales    contract.     See    "Capital   Resources   and
      Liquidity--Tennessee Gas Contract," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements.

<F2>  Lifting costs for  the  Company's  U.S.  operations  include such items as severance taxes, property taxes, insurance and materials and supplies. In addition, for the periods presented above, lifting costs included approximately $.06 to $.07 per Mcf for transportation of natural gas through Company-owned pipelines. Since severance taxes are based upon sales prices of natural gas, the average lifting costs presented above include the impact of above-market prices for sales under the Tennessee Gas Contract. Lifting costs per Mcf of natural gas sold in the spot market were approximately $.44 and $.36 for the 1995 and 1994 quarters, respectively, and approximately $.40 and $.39 for the 1995 and 1994 periods, respectively.

United States

Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994. Operating profit of $49.5 million in the 1995 quarter included a gain of approximately $33 million from the sale of certain interests in the Bob West Field. Excluding this gain, operating profit would have been approximately $16 million in the 1995 third quarter as compared with $9.4 million in the 1994 quarter, reflecting the successful drilling program and increased production in South Texas. The number of producing wells in South Texas in which the Company has a working interest increased to 67 wells (reduced to 53 wells after the sale of certain interests) at the end of the 1995 quarter, compared with 44 wells at the end of the 1994 quarter. The Company's 1995 quarter results included a 14% increase in U.S. natural gas production with an $8.0 million increase in revenues. Revenues benefited from higher sales volumes to Tennessee Gas who elected to take their entire take-or-pay obligation during the 1995 quarter, as compared to the 1994 quarter when sales volumes to Tennessee Gas had been curtailed. The Company's weighted average sales price increased to $2.60 per Mcf during the 1995 quarter as compared with $2.10 per Mcf in the 1994 quarter. The Company recognizes revenues, net of expenses, for sales to Tennessee Gas based on a contract price, which resulted in net revenues exceeding a nonrefundable cash price by an aggregate of $10 million for the 1995 quarter. Total lifting costs were higher in the 1995 quarter, compared with the 1994 quarter, due to the increased production levels and higher severance taxes related to the above-market pricing of sales to Tennessee Gas. Depreciation, depletion and amortization were lower during the 1995 quarter due to an 18% reduction in the depletion rate which benefited by additions to proved reserves in the 1995 second quarter and elimination of future development costs on the reserves sold during the 1995 quarter.

For the 1995 quarter, operating results from the Exploration and Production segment included natural gas production of approximately 27 Mmcf per day, revenues of $3.4 million and operating profit of $1.3 million related to the interests in the Bob West Field that were sold. For further information regarding the sale of these interests, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Tennessee Gas may elect, and from time to time has elected, not to take gas under the Tennessee Gas Contract. The Company recognizes revenues under the Tennessee Gas Contract based on the quantity of natural gas actually taken by Tennessee Gas. While Tennessee Gas has the right to elect not to take gas during any contract year, this right is subject to an obligation to pay within 60 days after the end of such contract year for gas not taken, subject to the provisions of a bond posted by Tennessee Gas. The contract year ends on January 31 of each year. Although the failure to take gas could adversely affect the Company's income and cash flows from operating activities within a contract year, the Company should recover reduced cash flows shortly after the end of the contract year under the take-or-pay provisions of the Tennessee Gas Contract, subject to the provisions of a bond posted by Tennessee Gas. For a discussion of the bond posting, see "Capital Resources and Liquidity--Tennessee Gas Contract," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company has entered into an agreement with another company for the sale of approximately 8.25 Bcf of the Company's anticipated U.S. natural gas production for the period April 1, 1995 through December 31, 1995 at a fixed price of approximately $1.56 per Mcf. For the three months and nine months ended September 30, 1995, the Company's average spot market sales prices, which included the effect of this agreement, were $1.44 and $1.47 per Mcf, respectively.

In July 1995, the Company completed the Longoria #1 exploratory well in Webb County of South Texas, marking the discovery of a new natural gas field (the "Tea Jay Field"). Tesoro serves as operator of this well with a 45% working interest and a 33.33% net revenue interest. As a result of the initial exploratory well, the Company anticipates that approximately 4 Bcf will be added to its net proved reserves. A seismic program is underway at the Tea Jay Field to assist in identifying future drilling locations. The Company anticipates drilling the first development well in early 1996. The Company is uncertain as to the future impact of this discovery upon its results of operations.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994. Operating profit of $86.1 million in the 1995 period included a gain of approximately $33 million from the sale of certain interests in the Bob West Field. Excluding this gain, operating profit would have been approximately $53 million in the 1995 period as compared with $35.2 million in the 1994 period. Results for the 1995 period included a 65% increase in U.S. natural gas production with a $30.8 million increase in revenues. Revenues benefited from higher sales volumes to Tennessee Gas, but were adversely affected by an 8% decline in the Company's weighted average sales price, which included an 11% drop in average spot market prices. The Company recognizes revenues, net of expenses, for sales to Tennessee Gas based on a contract price, which resulted in net revenues exceeding a nonrefundable cash price by an aggregate of $30.8 million for the 1995 period. In response to depressed spot market prices, during the first quarter of the 1995 period, the Company and one of its partners initiated a voluntary reduction of natural gas production sold in the spot market. The Company's share of this reduction was estimated to be approximately 30 Mmcf per day. In April 1995, the Company's U.S. natural gas production levels resumed at higher rates. The Company may elect to curtail natural gas production in the future, depending upon market conditions. Total lifting costs and depreciation, depletion and amortization were higher in the 1995 period compared with the 1994 period due to the increased production level. The Company continues to benefit from an 8% reduction in the depletion rate resulting mainly from additions to proved reserves in the 1995 second quarter and elimination of future development costs on reserves sold in the 1995 quarter.

For the 1995 period, operating results from the Exploration and Production segment included natural gas production of approximately 33 Mmcf per day, revenues of $12.9 million and operating profit of $4.2 million related to the interests in the Bob West Field that were sold. For further information regarding the sale of these interests, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Bolivia

Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994. Operating results from the Company's Bolivian operations decreased by $.8 million during the 1995 quarter primarily due to a 19% decline in average daily natural gas production, partially offset by an 8% increase in the average natural gas sales price. During the 1994 quarter, the Company benefited from higher levels of production due to the inability of another producer to satisfy gas supply requirements. Also contributing to the decrease was a $1.09 per barrel reduction in the average price of condensate production. The Company's Bolivian natural gas production is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, S.A. ("YPF"), a publicly-held company based in Argentina. During 1994, the contract between YPFB and YPF was extended through March 31, 1997, maintaining approximately the same volumes as the previous contract. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994. Operating results from the Company's Bolivian operations decreased by $1.2 million during the 1995 period, primarily due to a 14% decrease in production of natural gas, partially offset by a 6% increase in natural gas prices. As discussed above, the 1994 period benefited from higher production levels due to the inability of another producer to satisfy gas supply requirements. Partially offsetting the decrease in production was a $1.28 per barrel increase in the average price of condensate production. See discussion above for information relating to the Company's contract with YPFB regarding sales of natural gas production.

Oil Field Supply and Distribution                        Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                         ------------------    -----------------
                                                           1995      1994        1995      1994
                                                           ----      ----        ----      ----
                                                                   (Dollars in millions)

Gross Operating Revenues . . . . . . . . . . . . . .  $    18.5      21.5        56.9      58.4
Costs of Sales . . . . . . . . . . . . . . . . . . .       15.8      19.0        49.2      50.7
                                                       --------- ---------   --------- ---------
  Gross Margin . . . . . . . . . . . . . . . . . . .        2.7       2.5         7.7       7.7
Operating Expenses and Other . . . . . . . . . . . .        3.4       2.6        10.0       9.2
Depreciation and Amortization. . . . . . . . . . . .        -          .1          .2        .3
                                                       --------- ---------   --------- ---------
  Operating Loss . . . . . . . . . . . . . . . . . .  $(     .7) (     .2)   (    2.5) (    1.8)
                                                       ========= =========   ========= =========

Refined Product Sales (average daily barrels). . . .      7,158     8,582       7,519     7,835
                                                       ========= =========   ========= =========

Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994. During the 1995 quarter, the Company consolidated certain operations in this segment by exiting the land-based portion of its petroleum product distribution business in Texas. In these regards, the Company incurred a $.4 million charge related to the sale of four locations. Revenues and costs of sales were lower during the 1995 quarter due to reduced volumes resulting from the disposition of these locations, while margins improved by $.2 million. In September 1995, the Company signed a letter of intent to acquire all of the outstanding capital stock of Coastwide Energy Services, Inc. ("Coastwide") for approximately $21 million, to be paid 40% in cash and 60% in Tesoro Common Stock. Coastwide is a wholesale distributor of diesel fuel and lubricants and a provider of services to the offshore drilling industry in the U.S. Gulf of Mexico. Upon completion of the acquisition, which is subject to regulatory approvals and approval by Coastwide shareholders, the Company would merge its existing marine petroleum distribution operations with Coastwide, forming a Marine Services segment.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994. As discussed above, during the 1995 period the Company discontinued certain operations in this segment, resulting in a charge of $.4 million. Revenues and cost of sales were lower in the 1995 period due to reduced volumes resulting from the disposition of certain locations. In the 1994 period, operating expenses included charges of $1.4 million for discontinuing the Company's environmental products marketing operations.

Interest Income

The decreases of $.4 million and $1.0 million in interest income during the 1995 quarter and period, respectively, were primarily due to lower cash balances available for investment.

Interest Expense

The increases of $.9 million and $2.1 million in interest expense during the 1995 quarter and period, respectively, were primarily due to interest on the vacuum unit financing and cash borrowings under the Revolving Credit Facility during 1995 and capitalized interest in 1994. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company expects to redeem $34.6 million of its 12-3/4% Subordinated Debentures ("Subordinated Debentures") which will result in a 1995 fourth quarter extraordinary loss of approximately $3 million. This reduction in debt, together with lower borrowings under the Company's Revolving Credit Facility, are expected to result in future annual interest expense savings of approximately $5 million.

General and Administrative Expense

The increases of $.9 million and $1.9 million in general and administrative expense during the 1995 quarter and period, respectively, were primarily due to higher employee and other benefit costs.

Other Expense

The increase of $4.1 million in other expense during the 1995 quarter was primarily due to severance costs and related benefits resulting from a reduction in administrative workforce and other employee terminations (see Note 3 of Notes to Condensed Consolidated Financial Statements). For the 1995 period, other expense increased $2.2 million primarily due to the employee termination costs, partially offset by lower environmental expenses related to former operations. The Company anticipates a future annual cost savings of $4 million to $5 million related to the reduction in workforce and other restructuring initiatives.

Income Taxes

Income taxes of $1.7 million in the 1995 quarter and $3.8 million in the 1995 period compare with $1.4 million in the 1994 quarter and $3.6 million in the 1994 period. No income taxes were provided on the gain on sales of assets during the 1995 quarter or period due to the utilization of previously unrecognized net operating loss and other carryforwards.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company operates in an environment where markets for crude oil, natural gas and refined products historically have been volatile and are likely to continue to be volatile in the future. The Company's liquidity and capital resources are significantly impacted by changes in the supply of and demand for crude oil, natural gas and refined petroleum products, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include, among others, the level of consumer product demand, weather conditions, the proximity of the Company's natural gas reserves to pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall economic conditions. The Company cannot predict the future markets and prices for its natural gas or refined products and the resulting future impact on earnings and cash flows. The Company's future capital expenditures, borrowings under its credit arrangements, and other sources of capital will be affected by these conditions. Although the Company expects continued market improvement, the Company's operations in the past have been adversely affected by depressed market conditions.

The Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company might diversify the mix of its oil and gas assets, reduce the asset concentration associated with the Bob West Field and lower future capital commitments. In these regards, in September 1995 the Company sold, effective April 1, 1995, certain interests in the Bob West Field. For further information on the sale of these interests, see Note 2 of Notes to Condensed Consolidated Financial Statements. Net proceeds from the sale of these interests in the Bob West Field are expected to be used to redeem a portion of the Company's outstanding Subordinated Debentures, reduce borrowing under its Revolving Credit Facility and improve corporate liquidity (see Note 4 of Notes to Condensed Consolidated Financial Statements).

During the 1995 quarter, the Company consolidated certain operations in its Oil Field Supply and Distribution segment by exiting the land-based portion of its petroleum product distribution business in Texas. In these reguards, four land-based locations have been sold. In September 1995, the Company signed a letter of intent to acquire all of the outstanding capital stock of Coastwide for approximately $21 million, to be paid 40% in cash and 60% in Tesoro Common Stock. The Company expects to fund the cash portion of this purchase through its available cash reserves. Upon completion of the acquisition, which is subject to regulatory approvals and approval by Coastwide shareholders, the Company would merge its existing marine petroleum distribution operations with Coastwide, forming a Marine Services segment.

Credit Arrangements

The Company has financing and credit arrangements under a three-year corporate Revolving Credit Facility ("Facility") dated April 20, 1994, with a consortium of ten banks. The Facility, which is subject to a borrowing base, provides for
(i) the issuance of letters of credit up to the full amount of the borrowing base and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. Outstanding obligations under the Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Facility, which has been amended from time to time, the Company is required to maintain specified levels of working capital, tangible net worth, consolidated cash flow and refining and marketing cash flow, as defined. Among other matters, the Facility contains certain restrictions with respect to (i) capital expenditures,
(ii) incurrence of additional indebtedness, and (iii) dividends on capital stock. The Facility contains other covenants customary in credit arrangements of this kind. Future compliance with certain financial covenants is primarily dependent on the Company's maintenance of specified levels of cash flows from operations, capital expenditures, levels of borrowings and the value of the
Company's domestic oil and gas reserves. In October 1995, the Facility was amended which, among other matters, (i) reduced available commitments from $100 million to $90 million, (ii) permits the Company to redeem a portion of its outstanding Subordinated Debentures, and (iii) reduced the required level of refining and marketing cash flow. If the Company's refining and marketing cash flow, as defined, does not meet required levels, the $90 million availability will be incrementally reduced, but not below $80 million.

At September 30, 1995, the Company had available commitments under the Facility of $100 million which were fully supported by the borrowing base, as defined. Included in the borrowing base at September 30, 1995 was a domestic oil and gas reserve component of $40 million. At September 30, 1995, the Company had outstanding letters of credit under the Facility of approximately $50 million with no cash borrowings outstanding. For the nine months ended September 30, 1995, the Company's gross borrowings and repayments under the Facility totaled $262.5 million, which were used on a short-term basis to finance working capital requirements and capital expenditures.

Debt Obligations

The Company has given notice of its intention to redeem approximately $34.6 million of its outstanding Subordinated Debentures. The redemption date will be December 1, 1995 at a price equal to 100% of the principal amount, plus accrued interest to the redemption date. In the fourth quarter of 1995, the Company expects to incur a noncash extraordinary loss of approximately $3 million from this early extinguishment of debt, reflecting a write-off of unamortized bond discount and issue costs. Following this partial redemption, which will satisfy all future sinking fund requirements, the Company will have $30 million principal amount of Subordinated Debentures outstanding, due on March 15, 2001. The Company continuously reviews financing alternatives with respect to its Subordinated Debentures and Exchange Notes. However, there can be no assurance whether or when the Company would propose other refinancings. On a pro forma basis, if the Company would have redeemed $34.6 million principal amount of Subordinated Debentures on September 30, 1995, the Company's ratio of debt to capitalization would have been reduced from 47% to 43%.

Capital Expenditures

The Company's total capital expenditures for 1995 are estimated to be approximately $58 million. Capital expenditures for the continued development of the Bob West Field and exploratory drilling in other areas of South Texas in 1995 are projected to be approximately $49 million. As a result of the sale in September 1995 of certain interests in the Bob West Field, the Company has reduced future capital expenditures by approximately $19 million which would otherwise have been required to develop the proved reserves that were sold. Capital expenditures for 1995 for the refining and marketing segment are projected to be $8 million, primarily for capital improvements at the refinery and expansion of the Company's retail locations in Alaska. For the nine months ended September 30, 1995, total capital expenditures amounted to $49 million, including $41 million for exploration and production and $7 million for refining and marketing, which were funded through cash flows from operations, existing cash and borrowings under the Revolving Credit Facility. The Company expects to finance capital expenditures for the remainder of 1995 through a combination of cash flows from operations and its available cash reserves.

Cash Flows

At September 30, 1995, the Company's net working capital totaled $105.1 million, which included cash of $59.4 million. For information on litigation related to a natural gas sales contract and the related impact on the Company's cash flows from operations, see "Tennessee Gas Contract" below and Note 5 of Notes to Condensed Consolidated Financial Statements.


Components of the Company's cash flows are set forth below (in millions):
                                                         Nine Months Ended
                                                            September 30,
                                                        1995         1994
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . .   $    30.3         52.6
  Investing Activities . . . . . . . . . . . . .        17.6     (   62.8)
  Financing Activities . . . . . . . . . . . . .    (    2.5)         4.0
                                                    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents   $    45.4     (    6.2)
                                                    =========    =========

Net cash from operating activities of $30.3 million during the 1995 period compares to $52.6 million for the 1994 period. Although natural gas production from the Bob West Field increased during the 1995 period, lower cash receipts for sales of natural gas and reduced cash flows from the refining and marketing operations adversely affected the Company's cash flows from operations. Net cash from investing activities during the 1995 period of $17.6 million included proceeds of $70 million from sales of assets, primarily certain interests in the Bob West Field, partially offset by $49 million of capital expenditures and $3 million for acquisition of the Kenai Pipe Line Company. Capital expenditures for the 1995 period included $41 million for the Company's exploration and production activities in South Texas, primarily for drilling and completion of 19 natural gas wells. Net cash used in financing activities of $2.5 million during the 1995 period was primarily related to payments of long-term debt. The Company's gross borrowings and repayments under its Revolving Credit Facility totaled $262.5 million during the 1995 period.

Tennessee Gas Contract

The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During September 1995, the Contract Price was in excess of $8.00 per Mcf and the average spot market price was $1.45 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC")

and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through September 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices (in excess of a $3.00 per Mcf nonrefundable Bond Price, as defined below, from September 18, 1994 through August 13, 1995) totaling approximately $96.6 million. The Company's noncurrent receivable from Tennessee Gas totaled $42.7 million at September 30, 1995, representing the difference between the Contract Price and the Bond Price, as defined below. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $53.9 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price for this period is nonrefundable by the Company. On August 10, 1995, a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. Pursuant to agreement of the parties, the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and
(iii) post a $25 million bond in addition to the $120 million bond presently in place. On November 8, 1995, pursuant to agreement of the parties, the court ordered that Tennessee Gas will, for the period October 16, 1995, until the earlier of January 31, 1996, or the date the Supreme Court issues its ruling on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and (iii) post a $35 million bond in addition to the $145 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995. Under the provisions of the bond agreement, the Company retains the right to receive the full contract price for all gas sold to Tennessee Gas.

Environmental and Other Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company is holding discussions with the Department of Justice concerning the assessment of penalties with respect to certain alleged violations of the Clean Air Act. At September 30, 1995 the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $10.5 million. Also included in this amount is an approximate $4 million noncurrent liability for remediation of the KPL properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1995 of approximately $1 million, primarily for the removal and upgrading of underground storage tanks, and approximately $10 million during 1997 for the installation of dike liners required under Alaska environmental regulations. Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company. For further information on environmental contingencies, see
Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company's contract with the State of Alaska ("State") for the purchase of royalty crude oil expires on December 31, 1995. In May 1995, the Company renegotiated a new three-year contract with the State for the period January 1, 1996 through December 31, 1998. The new contract provides for the purchase of approximately 40,000 barrels per day of ANS royalty crude oil, the primary feedstock for the Company's refinery, and is priced at the weighted average price reported to the State by a major North Slope producer for ANS crude oil as valued at Pump Station No. 1 on the Trans Alaska Pipeline System. Under this agreement, the Company is required to utilize in its refinery operations volumes equal to at least 80% of the ANS crude oil to be purchased from the State. This contract contains provisions that, under certain conditions, allow the Company to temporarily or permanently reduce its purchase obligations.

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company is involved with other litigation and claims, none of which is expected to have a material adverse effect on the financial condition of the Company.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tennessee Gas Contract. The Company is selling a portion of the gas from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During September 1995, the Contract Price was in excess of $8.00 per Mcf and the average spot market price was $1.45 per Mcf. Tennessee Gas also claimed that the contract should be considered an "output contract" under
Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. In addition, the Supreme Court affirmed that the price under the Tennessee Gas Contract is the Contract Price. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. Through September 30, 1995, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices (in excess of a $3.00 per Mcf nonrefundable Bond Price, as defined below, from September 18, 1994 through August 13, 1995) totaling approximately $96.6 million. The Company's noncurrent receivable from Tennessee Gas totaled $42.7 million at September 30, 1995, representing the difference between the Contract Price and the Bond Price, as defined below. The Company and its outside counsel are evaluating the impact of various aspects of the Supreme Court decision. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial. An adverse outcome of this litigation could require the Company to reverse some or all of the incremental revenue and repay Tennessee Gas all or a portion of $53.9 million for amounts received above spot market prices, plus interest if awarded by the court.

In September 1994, the court ordered that, effective until August 1, 1995, Tennessee Gas (i) take at least its entire monthly take-or-pay obligation under the Tennessee Gas Contract, (ii) pay for gas at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"), and (iii) post a $120 million bond with the court representing an amount which, together with anticipated sales of natural gas to Tennessee Gas at the Bond Price, will equal the anticipated value of the Tennessee Gas Contract during this interim period. The Bond Price for this period is nonrefundable by the Company. On August 10, 1995, a hearing was held before the trial court regarding the extension of the Tennessee Gas bond. Pursuant to agreement of the parties, the court ordered that Tennessee Gas, for the period August 14, 1995, until the earlier of October 16, 1995, or the date the Supreme Court issues its rulings on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in litigation, and
(iii) post a $25 million bond in addition to the $120 million bond presently in place. On November 8, 1995, pursuant to the agreement of the parties, the court ordered that Tennessee Gas will, for the period October 16, 1995, until the earlier of January 31, 1996, or the date the

Supreme Court issued its ruling on motions for rehearing, (i) continue to take at least its entire take-or-pay volume obligation, (ii) pay for gas at a price of $3.00 per Mmbtu subject to potential refund of amounts in excess of market prices if Tennessee Gas should ultimately prevail in the litigation, and (iii) post a $35 million bond in addition to the $145 million bond presently in place. Tennessee Gas had previously agreed to pay the Company the nonrefundable Bond Price until August 14, 1995. Under the provisions of the bond agreement, the Company retains the right to receive the full Contract Price for all gas sold to Tennessee Gas.

Mineral Estate Claim. As previously reported, in February 1995, a lawsuit was filed in the U.S. District Court for the Southern District of Texas, McAllen Division, by the Heirs of H.P. Guerra, Deceased ("Plaintiffs") against the United States and Tesoro and other working and overriding royalty interest owners to recover the oil and gas mineral estate under 2,706.34 acres situated in Starr County, Texas. On September 20, 1995, Plaintiffs filed a motion to dismiss their lawsuit against all defendants except the United States. On October 26, 1995, the court entered an order dismissing the Company and other working and overriding royalty interest owners with prejudice.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         See  the  Exhibit  Index  immediately  preceding  the  exhibits   filed
         herewith.

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated October 11, 1995 reporting under Item 2, Acquisition or Disposition of Assets, that on September 26, 1995 the Company sold effective April 1, 1995, certain interests in the Company's onshore producing and non-producing oil and gas properties located in the Bob West Field, Zapata and Starr Counties, Texas.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TESORO PETROLEUM CORPORATION
                                                   Registrant




Date:   November 14, 1995                        /s/  Bruce A. Smith
                                                      Bruce A. Smith
                                          President and Chief Executive Officer





Date:   November 14, 1995                        /s/  William T. Van Kleef
                                                      William T. Van Kleef
                                                     Senior Vice President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

      Exhibit
      Number


        3       By-Laws of the Company, as amended through September 27, 1995.

        4.1 Copy of Second Amendment and Supplement to Credit Agreement effective as of September 1, 1995 among the Company and Texas Commerce Bank National Association ("TCB") as Issuing Bank and Agent, and certain other banks named therein.

        4.2 Copy of Third Amendment to Credit Agreement effective as of October 24, 1995 among the Company and TCB as Issuing Bank and Agent, and certain other banks named therein.

       11       Information Supporting Earnings (Loss) Per Share Computations.

       27       Financial Data Schedule.

