Form 10-Q
period 1996-03-31
TESORO PETROLEUM CORP /NEW/
filed 1996-05-15
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

                                OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from . . . . . . . . .   to . . . . . . . . .

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

                   Yes   /X/            No / /


There were 25,973,388 shares of the Registrant's Common Stock outstanding at April 30, 1996.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



PART I.  FINANCIAL INFORMATION                                       Page

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . .              3

   Condensed Statements of Consolidated Operations - Three
     Months Ended March 31, 1996 and 1995. . . . . . . . .              4

   Condensed Statements of Consolidated Cash Flows - Three
     Months Ended March 31, 1996 and 1995. . . . . . . . .              5

   Notes to Condensed Consolidated Financial Statements. .              6

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . .             10

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . .             21

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . .             23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .             24

                         PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                      March 31,     December 31,
                                                        1996            1995*
                                                        ----            ----
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . .  $        6,976           13,941
  Receivables, less allowance for doubtful
   accounts of $2,434 ($1,842 at
   December 31, 1995). . . . . . . . . . . . .          94,400           77,534
  Receivable from Tennessee Gas Pipeline
   Company (Note 3). . . . . . . . . . . . . .          57,201               -
  Inventories:
   Crude oil and wholesale refined products,
    at LIFO. . . . . . . . . . . . . . . . . .          54,977           70,406
   Merchandise and retail refined products . .           5,008            5,153
   Materials and supplies. . . . . . . . . . .           5,131            4,894
  Prepayments and other. . . . . . . . . . . .          12,407           10,536
                                                      ---------        ---------
   Total Current Assets. . . . . . . . . . . .         236,100          182,464
                                                      ---------        ---------

PROPERTY, PLANT AND EQUIPMENT:
  Refining and marketing . . . . . . . . . . .         323,557          322,023
  Exploration and production:
   Oil and gas (full cost method of accounting)        136,853          124,954
   Gas transportation. . . . . . . . . . . . .           6,703            6,703
  Marine services. . . . . . . . . . . . . . .          27,846           12,757
  Corporate. . . . . . . . . . . . . . . . . .          12,289           12,443
                                                      ---------        ---------
                                                       507,248          478,880
   Less accumulated depreciation, depletion
    and amortization . . . . . . . . . . . . .         227,206          217,191
                                                      ---------        ---------
     Net Property, Plant and Equipment . . . .         280,042          261,689
                                                      ---------        ---------

RECEIVABLE FROM TENNESSEE GAS PIPELINE
 COMPANY (Note 3). . . . . . . . . . . . . . .              -            50,680

OTHER ASSETS . . . . . . . . . . . . . . . . .          26,269           24,320
                                                      ---------        ---------
       TOTAL ASSETS. . . . . . . . . . . . . .  $      542,411          519,153
                                                      =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $       62,582           61,389
  Accrued liabilities. . . . . . . . . . . . .          37,536           34,073
  Current portion of long-term debt and other
   obligations . . . . . . . . . . . . . . . .           9,726            9,473
                                                      ---------        ---------
    Total Current Liabilities. . . . . . . . .         109,844          104,935
                                                      ---------        ---------
DEFERRED INCOME TAXES. . . . . . . . . . . . .           7,308            5,389
                                                      ---------        ---------
OTHER LIABILITIES. . . . . . . . . . . . . . .          38,428           37,308
                                                      ---------        ---------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT PORTION. . . . . . . . . . . . . . .         154,653          155,007
                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.16-2/3; authorized
  50,000,000 shares; 25,912,310 shares issued
  and outstanding (24,780,134 in 1995) . . . .           4,318            4,130
  Additional paid-in capital . . . . . . . . .         186,105          176,599
  Retained earnings. . . . . . . . . . . . . .          41,755           35,785
                                                      ---------        ---------
   Total Stockholders' Equity. . . . . . . . .         232,178          216,514
                                                      ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      542,411          519,153
                                                      =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1996            1995
                                                        ----            ----

REVENUES:
 Refining and marketing. . . . . . . . . . . .  $      187,779          185,047
 Exploration and production. . . . . . . . . .          27,521           31,784
 Marine services . . . . . . . . . . . . . . .          23,282           17,165
 Other income (Note 4) . . . . . . . . . . . .           5,005               16
                                                      ---------        ---------
  Total Revenues . . . . . . . . . . . . . . .         243,587          234,012
                                                      ---------        ---------

OPERATING COSTS AND EXPENSES:
 Refining and marketing. . . . . . . . . . . .         187,422          186,731
 Exploration and production. . . . . . . . . .           3,406            4,846
 Marine services . . . . . . . . . . . . . . .          22,481           18,399
 Depreciation, depletion and amortization. . .           9,767           11,664
                                                      ---------        ---------
  Total Operating Costs and Expenses . . . . .         223,076          221,640
                                                      ---------        ---------

OPERATING PROFIT . . . . . . . . . . . . . . .          20,511           12,372

General and Administrative . . . . . . . . . .          (2,971)          (3,814)
Interest Expense . . . . . . . . . . . . . . .          (3,945)          (5,293)
Interest Income. . . . . . . . . . . . . . . .             409              236
Other Expense, Net (Note 5). . . . . . . . . .          (5,267)          (1,031)
                                                      ---------        ---------

Earnings Before Income Taxes . . . . . . . . .           8,737            2,470
Income Tax Provision . . . . . . . . . . . . .           2,767              710
                                                      ---------        ---------

NET EARNINGS . . . . . . . . . . . . . . . . .  $        5,970            1,760
                                                      =========        =========

EARNINGS PER SHARE . . . . . . . . . . . . . .  $          .23              .07
                                                      =========        =========

WEIGHTED AVERAGE OUTSTANDING COMMON AND
 COMMON EQUIVALENT SHARES. . . . . . . . . . .          25,674           25,119
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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1996            1995
                                                        ----            ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . $       5,970            1,760
  Adjustments to reconcile net earnings to net
    cash from operating activities:
   Depreciation, depletion and amortization. . .         9,979           11,915
   Amortization of deferred charges and other. .           404              440
   Changes in operating assets and liabilities:
    Receivable from Tennessee Gas Pipeline
      Company. . . . . . . . . . . . . . . . . .        (6,521)         (11,429)
    Receivables, other trade . . . . . . . . . .        (8,929)          16,193
    Inventories. . . . . . . . . . . . . . . . .        16,582           (7,223)
    Other assets . . . . . . . . . . . . . . . .           297             (628)
    Accounts payable and other current
      liabilities. . . . . . . . . . . . . . . .        (1,396)          (1,417)
    Obligation payments to State of Alaska . . .          (940)            (629)
    Other liabilities and obligations. . . . . .         2,588            1,601
                                                      ---------        ---------
     Net cash from operating activities. . . . .        18,034           10,583
                                                      ---------        ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . .       (14,249)         (16,527)
  Acquisition of Coastwide Energy Services, Inc.        (7,720)              -
  Other. . . . . . . . . . . . . . . . . . . . .        (2,042)          (1,989)
                                                      ---------        ---------
     Net cash used in investing activities . . .       (24,011)         (18,516)
                                                      ---------        ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments, net of borrowings of $4,200 in 1996
   and $52,000 in 1995, under revolving credit
   facilities. . . . . . . . . . . . . . . . . .            -                -
  Payments of long-term debt . . . . . . . . . .        (1,004)            (545)
  Other. . . . . . . . . . . . . . . . . . . . .            16               10
                                                      ---------        ---------
     Net cash used in financing activities . . .          (988)            (535)
                                                      ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .        (6,965)          (8,468)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        13,941           14,018
                                                      ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . $       6,976            5,550
                                                      =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid. . . . . . . . . . . . . . . . . $       2,988            5,359
                                                      =========        =========
  Income taxes paid  . . . . . . . . . . . . . . $         835              805
                                                      =========        =========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5
                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") are unaudited but, in the opinion of management, incorporate all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal recurring nature. The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the quarter. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - ACQUISITION

In February 1996, the Company purchased 100% of the capital stock of Coastwide Energy Services, Inc. ("Coastwide"). The consideration for the stock of Coastwide includes approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash. The market price of Tesoro's Common Stock was $9.00 per share at closing of this transaction. In addition, upon closing, Tesoro repaid approximately $4.5 million of Coastwide's outstanding debt. Coastwide is primarily a provider of services and a wholesale distributor of diesel fuel and lubricants to the offshore drilling industry in the Gulf of Mexico. The Company has combined its existing marine petroleum distribution operations with Coastwide, forming a Marine Services segment. The acquisition of Coastwide was accounted for as a purchase whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Operating results of Coastwide, which have been included in the Company's consolidation since the date of acquisition, did not have a material impact on the Company's consolidated results of operations for the 1996 first quarter.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Gas Purchase and Sales Contract

The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During the month of March 1996, the Contract Price was $8.25 per Mcf and the average spot market price was $1.84 per Mcf. For the three months ended March 31, 1996, approximately 15% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under
Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract. The Supreme Court affirmed its earlier decision in favor of the Company on all other issues. Tennessee Gas has until June 3, 1996 to file a motion for rehearing. The Company will respond to any motion for rehearing filed by Tennessee Gas. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. After April 30, 1996, the Company will invoice Tennessee Gas at the Contract Price for all purchases of gas under the Tennessee Gas Contract.

Through March 31, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $125.2 million. Of the $125.2 million incremental net revenues, the Company has received $11.0 million that is nonrefundable and $57.0 million which the Company could be required to repay in the event of an adverse ruling. The remaining $57.2 million of incremental net revenues is classified in the Company's
Consolidated Balance Sheet as a current receivable at March 31, 1996 and represents the unpaid difference between the Contract Price and the Bond Price as described above. An adverse outcome of this litigation could require the Company to reverse as much as $114.2 million of the incremental revenues and could require the Company to repay as much as $57.0 million for amounts received above spot prices, plus interest if awarded by the court.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at each site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies and the volumes of waste involved. The Company believes that its liability at the Abbeville, Louisiana site will be limited based upon the payment by the Company of a de minimis settlement amount of $2,500 at a similar site in Louisiana. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. In addition, the Company has entered into a consent decree with the Department of Justice ("DOJ") concerning the assessment of penalties with respect to certain alleged violations of regulations promulgated under the Clean Air Act as discussed below.

In March 1992, the Company received a Compliance Order and Notice of Violation from the Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. These allegations include failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. The Company has denied these allegations. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the DOJ. Subject to approval by the U.S. District Court of Alaska, the Company and the DOJ have entered into a consent decree that includes a penalty assessment of approximately $1.3 million and the agreement by the Company to incur $200,000 in costs to complete a supplemental environmental project.

At March 31, 1996, the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $9.1 million. Also included in this amount is a noncurrent liability of approximately $4 million for remediation of Kenai Pipe Line Company's ("KPL") properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1996 of approximately $3 million, primarily for the removal and upgrading of underground storage tanks. Environmental regulations would also have required the Company to make capital improvements starting in 1996 of approximately $8 million for the installation of dike liners. However, on April 18, 1996, the Alaska Department of Environmental Conservation ("ADEC") delayed the requirement of the installation of dike liners in secondary containment systems for existing petroleum storage tanks. The April 18, 1996 ADEC Memorandum granting the delay recognizes that secondary containment options other than synthetic dike liners are appropriate, but cannot be implemented until ADEC completes guidelines addressing alternative approaches to secondary containment. The Company has applied for an alternative compliance schedule with ADEC to maintain compliance by the Company's existing storage tank facilities with the state regulations. The Company cannot presently determine when an alternative schedule will be granted.

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

NOTE 4 - SEVERANCE TAX EXEMPTION

In February 1996, the Texas Railroad Commission certified substantially all of the Company's proved producing reserves in the Bob West Field as high-cost gas from a designated tight formation. As a result of the Railroad Commission's certification, the Texas Comptroller's office has issued certificates for the majority of these wells, indicating that the wells have been classified as high-cost gas wells that are exempt from state severance taxes from the date of first production through August 2001. During the first quarter of 1996, based on approved severance tax exemption certificates received to date by the Company from the Texas Comptroller's office, the Company recorded $5 million of income for retroactive refunds. These exemptions also had the effect of increasing the pretax present value of the Company's year-end U.S. proved reserves by $7.7 million to $176.4 million. No current severance taxes will be recorded for production from exempt wells during 1996.

NOTE 5 - CONSENT SOLICITATION

During the three months ended March 31, 1996, the Company incurred costs of $2.3
million related to a recently resolved shareholder  consent  solicitation.   See
Part II, Item 1, Legal Proceedings, contained herein.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995


Net earnings of $6.0 million, or $.23 per share, for the three months ended March 31, 1996 ("1996 quarter") compare with net earnings of $1.8 million, or $.07 per share, for the three months ended March 31, 1995 ("1995 quarter"). Net earnings for the 1996 quarter benefited from retroactive state severance tax exemptions totaling $5 million from the Company's Bob West Field production, which were partially offset by charges of approximately $4 million primarily related to the recently resolved shareholder consent solicitation and employee termination costs. Excluding these transactions, the increase in pretax earnings in the 1996 quarter was attributable to improved operating results from all three of the Company's business segments together with reduced general and administrative expenses and interest expense. A discussion and analysis of the factors contributing to these results are presented below.

Refining and Marketing
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
 (Dollars in millions except per unit amounts)          1996            1995
                                                        ----            ----

Gross Operating Revenues:
  Refined products . . . . . . . . . . . . . . . $     146.7           153.6
  Other, primarily crude oil resales and
    merchandise. . . . . . . . . . . . . . . . .        41.0            31.5
                                                      -------         -------
   Gross Operating Revenues. . . . . . . . . . . $     187.7           185.1
                                                      =======         =======

Operating Profit (Loss):
  Gross margin - refined products. . . . . . . . $      19.7            15.1
  Gross margin - other . . . . . . . . . . . . .         2.7             2.5
                                                     --------        --------
   Gross margin. . . . . . . . . . . . . . . . .        22.4            17.6
  Operating expenses . . . . . . . . . . . . . .        22.0            19.2
  Depreciation and amortization. . . . . . . . .         3.0             3.0
                                                     --------        --------
   Operating Loss. . . . . . . . . . . . . . . . $      (2.6)           (4.6)
                                                     ========        ========

Capital Expenditures . . . . . . . . . . . . . . $       1.8             2.3
                                                     ========        ========

Refinery Operations - Throughput (average daily
 barrels). . . . . . . . . . . . . . . . . . . .      45,047          45,572
                                                     ========        ========

Refinery Operations - Production (average daily
 barrels):
  Gasoline . . . . . . . . . . . . . . . . . . .      13,714          12,770
  Middle distillates and other . . . . . . . . .      20,837          21,714
  Heavy oils and residual product. . . . . . . .      12,321          12,424
                                                     --------        --------
   Total Refinery Production . . . . . . . . . .      46,872          46,908
                                                     ========        ========

Refinery Operations - Product Spread ($/barrel):
  Average yield value of products manufactured . $     21.81           19.70
  Cost of raw materials. . . . . . . . . . . . .       17.92           16.75
                                                     --------        --------
   Refinery Product Spread . . . . . . . . . . . $      3.89            2.95
                                                     ========        ========

Refining and Marketing - Total Product Sales
  (average daily barrels):
 Gasoline. . . . . . . . . . . . . . . . . . . .      20,022          23,328
 Middle distillates. . . . . . . . . . . . . . .      29,355          38,219
 Heavy oils and residual product.. . . . . . . .      17,086          13,817
                                                     --------        --------
   Total Product Sales . . . . . . . . . . . . .      66,463          75,364
                                                     ========        ========

Refining and Marketing - Total Product Sales
  Prices ($/barrel):
 Gasoline. . . . . . . . . . . . . . . . . . .   $     27.66           26.84
 Middle distillates. . . . . . . . . . . . . .   $     25.81           23.68
 Heavy oils and residual product . . . . . . .   $     17.63           12.65

Refining and Marketing - Gross Margins on Total
  Product Sales ($/barrel):
 Average sales price . . . . . . . . . . . . .   $     24.26           22.63
 Average costs of sales. . . . . . . . . . . .         21.22           20.41
                                                     --------        --------
   Gross margin. . . . . . . . . . . . . . . .   $      3.04            2.22
                                                     ========        ========


The refinery product spread presented above represents the excess of yield value of the products manufactured at the refinery over the cost of raw materials used to manufacture such products. Sources of total product sales include products manufactured at the refinery, existing inventory balances and products purchased from third parties. Margins on sales of purchased products, together with the effect of changes in inventories, are included in the gross margin on total product sales presented above. During the three months ended March 31, 1996 and 1995, the Company's purchases of refined products for resale approximated 11,000 and 26,500 average daily barrels, respectively.

Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995. For the 1996 quarter, the Company was able to narrow its refining and marketing operating loss to $2.6 million, as compared to a loss of $4.6 million in the 1995 quarter. This improvement was largely due to higher margins, when compared to the 1995 quarter, and increased operating efficiencies implemented in late 1995. Partially offsetting this improvement was a charge of approximately $1.5 million, primarily related to employee termination costs and ongoing losses of several West Coast terminals. Due to market conditions, the Company is currently in the process of discontinuing its operations in California and intends to sell three Company-owned facilities.

Revenues from sales of refined products were lower in the 1996 quarter as compared to the 1995 quarter due primarily to a 12% decrease in sales volumes. Total refined product sales volumes averaged 66,463 barrels per day in the 1996 quarter as compared to 75,364 barrels per day in the 1995 quarter. This decrease reflected the Company's withdrawal from certain West Coast markets, which also reduced the Company's purchases from other refiners and suppliers to 11,000 barrels per day as compared to 26,500 barrels per day in the 1995 quarter. The decrease in revenues was partially offset by higher refined product sales prices and increased sales of crude oil. To optimize the refinery's feedstock mix and in response to market conditions, the Company from time to time resells previously purchased crude oil which yielded revenues totaling $34.5 million in the 1996 quarter as compared to $25.0 million in the 1995 quarter. Costs of sales were lower in the 1996 quarter due to the lower volumes of refined products, partially offset by higher prices for crude oil and refined products. Operating expenses increased by $2.8 million primarily due to employee termination costs incurred in the 1996 quarter together with the impact of a reduction in an environmental accrual during the 1995 quarter.

During the latter part of the 1996 quarter, the Company's refining and marketing segment was negatively impacted by rapidly rising crude oil prices relative to changes in refined product prices. For the month of March 1996, for example, the Company's Refining and Marketing segment's crude oil feedstock costs increased by 15%, whereas its yield value of products manufactured increased by only 6%. Entering the 1996 second quarter, the Company's refinery product spread has improved, but remains volatile due to market conditions.

Exploration and Production
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
 (Dollars in millions except per unit amounts)          1996            1995
                                                        ----            ----

U.S. Oil and Gas:
  Gross operating revenues . . . . . . . . . . . $      23.1            28.1
  Other income - severance tax refunds . . . . .         5.0               -
  Production costs . . . . . . . . . . . . . . .         1.4             3.4
  Other operating expenses . . . . . . . . . . .         1.0              .5
  Depreciation, depletion and amortization . . .         6.3             8.6
                                                     --------        --------
   Operating Profit - U.S. Oil and Gas . . . . .        19.4            15.6
                                                     --------        --------

U.S. Gas Transportation:
  Gross operating revenues . . . . . . . . . . .         1.4             1.0
  Operating expenses . . . . . . . . . . . . . .          .1               -
  Depreciation and amortization. . . . . . . . .          .1               -
                                                     --------        --------
    Operating Profit - U.S. Gas Transportation .         1.2             1.0
                                                     --------        --------

Bolivia:
  Gross operating revenues . . . . . . . . . . .         3.1             2.6
  Production costs . . . . . . . . . . . . . . .          .2              .2
  Other operating expenses . . . . . . . . . . .          .7              .7
  Depreciation, depletion and amortization . . .          .3               -
                                                     --------        --------
   Operating Profit - Bolivia. . . . . . . . . .         1.9             1.7
                                                     --------        --------

Total Operating Profit - Exploration and
   Production. . . . . . . . . . . . . . . . . . $      22.5            18.3
                                                     ========        ========

U.S.:
  Capital expenditures . . . . . . . . . . . . . $       9.5            14.0
                                                     ========        ========
  Net natural gas production (average daily Mcf) -
   Spot market and other . . . . . . . . . . . .      79,642          80,275
   Tennessee Gas Contract(1) . . . . . . . . . .      14,452          25,603
                                                     --------        --------
     Total production. . . . . . . . . . . . . .      94,094         105,878
                                                     ========        ========
  Average natural gas sales ($/Mcf) -
   Spot market (2) . . . . . . . . . . . . . . . $      1.70            1.26
   Tennessee Gas Contract(1) . . . . . . . . . . $      8.17            8.24
   Average . . . . . . . . . . . . . . . . . . . $      2.69            2.95
  Average operating expenses ($/Mcf) -
   Lease operating expenses. . . . . . . . . . . $       .13             .17
   Severance taxes . . . . . . . . . . . . . . .         .03             .19
                                                     --------        --------
     Total production costs. . . . . . . . . . .         .16             .36
   Administrative support and other. . . . . . .         .12             .05
                                                     --------        --------
     Total operating expenses. . . . . . . . . . $       .28             .41
                                                     ========        ========
  Depletion ($/Mcf). . . . . . . . . . . . . . . $       .73             .90

Bolivia:
  Capital expenditures . . . . . . . . . . . . . $       2.1               -
  Net natural gas production (average daily Mcf).     19,058          16,912
  Average natural gas sales price ($/Mcf). . . . $      1.32            1.25
  Net crude oil (condensate) production (average
    daily barrels) . . . . . . . . . . . . . . .         550             552
  Average crude oil price ($/barrel) . . . . . . $     15.72           14.70
  Average operating expenses ($/NeMcf) -
   Production costs. . . . . . . . . . . . . . . $       .10             .09
   Value-added taxes . . . . . . . . . . . . . .         .07             .04
   Administrative support and other. . . . . . .         .30             .34
                                                     --------        --------
     Total operating expenses. . . . . . . . . . $       .47             .47
                                                     ========        ========
  Depletion ($/NeMcf). . . . . . . . . . . . . . $       .13               -

- ----------------
(1) The Company is involved in litigation with Tennessee Gas relating to a natural gas sales contract. See "Capital Resources and
     Liquidity--Tennessee  Gas  Contract,"  "Legal  Proceedings--Tennessee   Gas
     Contract"   and  Note  3  of  Notes  to  Condensed

                                       13
     Consolidated Financial Statements.

(2) Includes effects of the Company's natural gas price swaps which amounted to a loss of $.08 per Mcf and a gain of $.06 per Mcf for the three months ended March 31, 1996 and 1995, respectively.

(3) Mcf is defined as one thousand cubic feet; NeMcf is defined as net equivalent one thousand cubic feet.

United States

Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995. Operating profit of $19.4 million in the 1996 quarter from the Company's U.S. oil and gas operations benefited from retroactive state severance tax exemptions totaling approximately $5 million from its Bob West Field production. Substantially all of the Company's proved producing reserves in the Bob West Field were certified by the Texas Railroad Commission as high-cost gas from a designated tight formation, eligible for state severance tax exemptions from the date of first production through August 2001. These exemptions also had the effect of increasing the pretax present value of the Company's year-end U.S. proved reserves by $7.7 million to $176.4 million. No current severance taxes will be recorded for production from exempt wells during 1996. Excluding this income of $5 million, operating profit from these operations would have been $14.4 million in the 1996 quarter, a decrease of $1.2 million from the 1995 quarter.

The Company's U.S. natural gas production sold into the spot market in the 1996 quarter was essentially unchanged from the 1995 quarter; however, production sold under the Tennessee Gas Contract decreased by 43%, reflecting higher takes by Tennessee Gas during the 1995 quarter together with a decline in contract deliverability. Revenues decreased by $5.0 million due to the lower volumes sold to Tennessee Gas and a 9% decrease in the Company's weighted average sales price. Although the spot market natural gas sales price realized by the Company improved by 35%, the Company's weighted average sales price decreased to $2.69 per Mcf in the 1996 quarter, reflecting a lower percentage of production sold to Tennessee Gas at above-market prices. In the 1996 quarter, approximately 15% of the Company's total U.S. production was sold to Tennessee Gas compared to 24% in the 1995 quarter. Total production costs were lower in the 1996 quarter primarily due to lower severance taxes resulting from exemptions discussed above and lower production volumes. On an Mcf basis, the production costs were reduced to $.16 per Mcf compared to $.36 per Mcf due primarily to the exemption of severance taxes. Depreciation, depletion and amortization was lower in the 1996 quarter, primarily due to lower production volumes together with a reduced depletion rate which benefited from additions to proved reserves and elimination of certain future development costs since the 1995 quarter.

The Company enters into commodity price swap agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1996 and 1995 quarters, the Company used such arrangements to set the price of 42% and 21%, respectively, of the natural gas production that it sold in the spot market. During the 1996 and 1995 quarters, the Company realized a loss of $.6 million (or $.08 per Mcf) and a gain of $.4 million (or $.06 per Mcf) from these price swap arrangements, respectively. As of March 31, 1996, the Company has entered into such price swaps for the remainder of 1996 production totaling
5.3 billion cubic feet for an average Houston Ship Channel price of $1.73 per Mcf. In the 1996 quarter, the Company's average spot market wellhead price per Mcf was approximately $.25 less than the average Houston Ship Channel index, the difference representing transportation and marketing costs from the wellhead in South Texas.

In addition to the natural gas producing activities, during the 1996 quarter the Company's results included revenues of $1.4 million and operating profit of $1.2 million for transportation of natural gas to common carrier pipelines in the South Texas area, of which approximately 52% relates to transportation of the Company's production.

Bolivia

Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995. Operating profit from the Company's Bolivian operations improved by $.2 million during the 1996 quarter primarily due to a 13% increase in average daily natural gas production, together with an approximate 6% increase in the average prices received for both natural gas and condensate. The increase in the Company's natural gas production was primarily related to increased demand from the Bolivian state-owned oil and gas company for higher quality natural gas, in order to meet contract specifications for its exports to Argentina. Partially offsetting the increase in revenues was depreciation, depletion and amortization of $.3 million recorded in the 1996 quarter. On April 30, 1996, a new Bolivian Hydrocarbons Law was approved by the Bolivian government. The Company is assessing the impact of this new law on its Bolivian operations.

Marine Services
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
 (Dollars in millions)                                  1996            1995
                                                        ----            ----

Gross Operating Revenues . . . . . . . . . . . .   $    23.3            17.2
Costs of Sales . . . . . . . . . . . . . . . . .        18.6            15.1
                                                     --------        --------
  Gross Margin . . . . . . . . . . . . . . . . .         4.7             2.1
Operating Expenses and Other . . . . . . . . . .         4.0             3.3
Depreciation and Amortization. . . . . . . . . .          .1              .1
                                                     --------        --------
  Operating Profit (Loss). . . . . . . . . . . .   $      .6            (1.3)
                                                     ========        ========

Capital Expenditures . . . . . . . . . . . . . .   $      .7               -
                                                     ========        ========
Refined Product Sales (average daily barrels). .       7,954           6,930
                                                     ========        ========

Three Months Ended March 31, 1996 Compared With Three Months Ended March 31, 1995. On February 20, 1996, the Company acquired Coastwide Energy Services, Inc. ("Coastwide") and combined these operations with its marine petroleum products distribution business, forming a Marine Service segment. As a combined operation, the Marine Services segment is a wholesale distributor of diesel fuel and lubricants and a provider of services to the offshore drilling industry in the Gulf of Mexico. Operating results from Coastwide have been included in the
Company's Marine Services segment since the date of acquisition. The improvement in operating results in the 1996 quarter was largely attributable to increased volumes related to the acquisition together with improved margins and initiatives to improve operating efficiencies.

General and Administrative Expenses

General and administrative expenses of $3.0 million in the 1996 quarter compare with $3.8 million in the 1995 quarter. The 21% decrease was primarily due to lower employee costs resulting from cost reduction measures implemented by the Company in late 1995.

Interest Expense

Interest expense of $3.9 million in the 1996 quarter compares with $5.3 million in the 1995 quarter. In December 1995, the Company redeemed $34.6 million of its 12-3/4% Subordinated Debentures which, together with lower borrowings under the Company's Revolving Credit Facility, resulted in interest expense savings of approximately $1.3 million during the 1996 quarter as compared to the 1995 quarter.

Other Expense

Other expense of $5.3 million in the 1996 quarter compares with $1.0 million in the 1995 quarter. Included in other expense in the 1996 quarter were costs of $2.3 million related to the recently resolved shareholder consent solicitation (see Part II, Item 1, Legal Proceedings, contained herein). The remaining increase of $2.0 million was primarily due to employee termination costs and write-off of deferred financing costs.

Income Taxes

Income taxes of $2.8 million in the 1996 quarter compare with $.7 million in the 1995 quarter. The increase was primarily due to a higher total effective tax rate for the Company during the 1996 quarter as earnings subject to U.S. tax exceeded available net operating loss and tax credit carryforwards.

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

During the 1996 quarter, the Company achieved improvement in profitability from each of its business segments as well as costs savings at the corporate level. Furthermore, the Texas Supreme Court's recent decision in April 1996 on the litigation with Tennessee Gas may remove a major financial uncertainty from the Company's capital structure that could improve the predictability of the Company's cash flow and provide for additional financial flexibility. Tennessee Gas has until June 3, 1996, to file a request for rehearing of the court's decision. See "Capital Resources and Liquidity - Tennessee Gas Contract."

The Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company might diversify the mix of its oil and gas assets and reduce the asset concentration associated with the Bob West Field. In the Refining and Marketing segment, the Company has been engaged in an ongoing effort to evaluate these assets and operations and has considered possible joint ventures, strategic alliances or business combinations; however, such evaluations have not resulted in any transaction. The Company continues to assess its Marine Services segment, pursuing opportunities to consolidate operations and improve efficiencies. In these regards, during the 1996 quarter, the Company completed its acquisition of Coastwide for approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Credit Arrangements

The Company has financing and credit arrangements with a consortium of ten banks under a three-year corporate Revolving Credit Facility ("Facility"), which is scheduled to expire in April of 1997. The Facility, which is subject to a borrowing base, provides for (i) the issuance of letters of credit up to the full amount of the borrowing base and (ii) cash borrowings up to the amount of the borrowing base attributable to domestic oil and gas reserves. At March 31, 1996, the Company had available commitments under the Facility of $90 million which included a domestic oil and gas reserve component of $40 million. At March 31, 1996, the Company had outstanding letters of credit under the Facility of approximately $50 million and no cash borrowings outstanding, with remaining unused available commitments of $40 million. For the three months ended March 31, 1996, the Company's gross borrowings and repayments under the Facility totaled $4 million, which were used on a short-term basis to finance working capital requirements and capital expenditures.

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

With less than a year remaining under the terms of the Facility, the Company has initiated discussions with several financial institutions with regard to providing a long-term credit facility to replace the existing Facility. Based on these discussions, the Company believes it will be able to enter into a long-term credit facility in mid-1996 with terms more favorable than the existing Facility.

Debt and Other Obligations

The Company's funded debt obligations at March 31, 1996 include $30 million principal amount of 12-3/4% Subordinated Debentures ("Subordinated Debentures"), which is due March 15, 2001 and bears interest at 12-3/4% per annum, and $44.1 million principal amount of 13 % Exchange Notes ("Exchange Notes"), which bear interest at 13% per annum and become due December 1, 2000. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount, plus accrued interest. The Company continuously reviews financing alternatives with respect to its Subordinated Debentures and Exchange Notes and may, upon a final resolution of the Tennessee Gas litigation, have the opportunity to redeem the Subordinated Debentures and Exchange Notes. However, there can be no assurance whether or when the Company would propose other refinancings or would be able to retire such indebtedness.

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

Capital Expenditures

Capital spending for 1996 is expected to be financed through a combination of cash flows from operations, available cash reserves and borrowings under credit arrangements. For the year 1996, the Company has under consideration total capital expenditures of approximately $58 million (excluding amounts related to the purchase of Coastwide). The exploration and production segment accounts for $44 million of the budgeted expenditures with $38 million planned for U.S. activities and $6 million for Bolivia. The planned U.S. expenditures include $24 million for exploration, development and acquisition outside of the Bob West Field and $14 million for development of the Bob West Field which the Company expects to substantially complete in 1996. In Bolivia, the drilling program includes two exploratory wells. Capital spending for the refining and marketing segment is projected to be $11 million, which includes amounts for installation of facilities to allow the Company to begin producing and marketing asphalt in Alaska and for improvements and upgrades at the Company's refinery and convenience store operations.

During the 1996 quarter, capital expenditures totaled $14 million (excluding amounts related to Coastwide) which were funded primarily by cash flows from operations and available cash reserves. Capital expenditures for U.S. oil and gas activities totaled $10 million for the 1996 quarter, principally for drilling and completion of three development wells, participation in the drilling of three exploratory wells which are in progress and the acquisition of other working interests. In Bolivia, the Company's capital expenditures of $2 million during the 1996 quarter primarily related to an exploratory well which was completed and resulted in a discovery of oil and gas reserves. Another exploratory well in Bolivia began drilling in April 1996. Capital expenditures for the Company's refining and marketing segment totaled $2 million for the 1996 quarter, primarily for expansion of its retail marketing facilities.

Cash Flows From Operating, Investing and Financing

At March 31, 1996, the Company's working capital totaled $126.3 million, which included a receivable from Tennessee Gas of $57.2 million and cash of $7.0 million. For information on litigation related to a natural gas sales contract and the related impact on the Company's cash flows from operations, see "Tennessee Gas Contract" below and Note 3 of Notes to Condensed Consolidated Financial Statements. Components of the Company's cash flows are set forth below (in millions):

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1996            1995
                                                        ----            ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . .  $       18.0            10.6
  Investing Activities . . . . . . . . . . . .         (24.0)          (18.5)
  Financing Activities . . . . . . . . . . . .          (1.0)            (.6)
                                                     --------        --------
Decrease in Cash and Cash Equivalents. . . . .  $       (7.0)           (8.5)
                                                     ========        ========

Net cash from operating activities of $18 million during the 1996 quarter, which compares to $11 million for the 1995 quarter, included higher net earnings and changes in working capital. Net cash used in investing activities during the 1996 quarter of $24 million included capital expenditures of $14 million and cash consideration of $8 million for the acquisition of Coastwide. Such capital expenditures for the 1996 quarter included $10 million for the Company's exploration and production activities in South Texas. Net cash used in financing activities of $1 million during the 1996 quarter was primarily related to payments of long-term debt. The Company's gross borrowings and repayments under its Revolving Credit Facility totaled $4.2 million during the 1996 quarter.

Tennessee Gas Contract

The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During the month of March 1996, the Contract Price was $8.25 per Mcf and the average spot market price was $1.84 per Mcf. For the three months ended March 31, 1996, approximately 15% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under
Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of

Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract. The Supreme Court affirmed its earlier decision in favor of the Company on all other issues. Tennessee Gas has until June 3, 1996 to file a motion for rehearing. The Company will respond to any motion for rehearing filed by Tennessee Gas. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. After April 30, 1996, the Company will invoice Tennessee Gas at the Contract Price for all purchases of gas under the Tennessee Gas Contract.

Through March 31, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $125.2 million. Of the $125.2 million incremental net revenues, the Company has received $11.0 million that is nonrefundable and $57.0 million which the Company could be required to repay in the event of an adverse ruling. The remaining $57.2 million of incremental net revenues is classified in the Company's Consolidated Balance Sheet as a current receivable at March 31, 1996 and represents the unpaid difference between the Contract Price and the Bond Price as described above. An adverse outcome of this litigation could require the Company to reverse as much as $114.2 million of the incremental revenues and could require the Company to repay as much as $57.0 million for amounts received above spot prices, plus interest if awarded by the court.

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

Environmental and Other Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At March 31, 1996 the Company's accruals for environmental matters, including the alleged violations of the Clean Air Act, amounted to $9.1 million. Also included in this amount is a noncurrent liability of approximately $4 million for remediation of Kenai Pipe Line Company's ("KPL") properties, which liability has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1996 of approximately $3 million, primarily for the removal and upgrading of underground storage tanks. Environmental regulations would also have required the Company to make capital improvements starting in 1996 of approximately $8 million for the installation of dike liners. However, on April 18, 1996, the Alaska Department of Environmental Conservation ("ADEC") delayed the requirement of the installation of dike liners in secondary containment systems for existing petroleum storage tanks. The April 18, 1996 ADEC Memorandum granting the delay recognizes that secondary containment options other than synthetic dike liners are appropriate, but cannot be implemented until ADEC completes guidelines addressing alternative approaches to secondary containment. The Company has applied for an alternative compliance schedule with ADEC to maintain compliance by the Company's existing storage tank facilities with the state regulations. The Company cannot presently determine when an alternative schedule will be granted.

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

                                       20
                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tennessee Gas Contract. The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the
Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of
Section 101 of the NGPA rather than the Contract Price. During the month of March 1996, the Contract Price was $8.25 per Mcf and the average spot market price was $1.84 per Mcf. For the three months ended March 31, 1996, approximately 15% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract. The Supreme Court affirmed its earlier decision in favor of the Company on all other issues. Tennessee Gas has until June 3, 1996 to file a motion for rehearing. The Company will respond to any motion for rehearing filed by Tennessee Gas. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. After April 30, 1996, the Company will invoice Tennessee Gas at the Contract Price for all purchases of gas under the Tennessee Gas Contract.

Through March 31, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $125.2 million. Of the $125.2 million incremental net revenues, the Company has received $11.0 million that is nonrefundable and $57.0 million which the Company could be required to repay in the event of an adverse ruling. The remaining $57.2 million of incremental net revenues is classified in the Company's Consolidated Balance Sheet as a current receivable at March 31, 1996

                                       21

and represents the unpaid difference between the Contract Price and the Bond Price as described above. An adverse outcome of this litigation could require the Company to reverse as much as $114.2 million of the incremental revenues and could require the Company to repay as much as $57.0 million for amounts received above spot prices, plus interest if awarded by the court.

Consent Solicitation. On December 26, 1995, the Stockholders' Committee for New Management of Tesoro Petroleum Corporation (the "Committee"), comprised of five holders of the Company's Common Stock, announced its intention to engage in a solicitation (the "Solicitation") of written consents for the primary purpose of removing the then current members of the Board and replacing them with a new board. In connection therewith, the Committee filed with the Securities and Exchange Commission ("SEC") Schedule 13D and preliminary Schedule 14A statements relating thereto. Also, on December 26, 1995, in a related action the Committee filed suit in the U.S. District Court for the Western District of Texas against Tesoro and its Chief Executive Officer, Bruce A. Smith. On January 8, 1996, the defendants filed their answer to the lawsuit, and the Company asserted various counterclaims relating to the Solicitation, including an allegation that Ardsley Advisory Partners ("Ardsley"), one of the Company's largest stockholders, was part of the Committee. On March 1, 1996, the Committee filed a definitive
Schedule 14A with the SEC and thereafter commenced the Solicitation. The Company responded with its own materials seeking revocation of consents.

On April 4, 1996, a settlement was reached between the Committee and certain related parties (the "Solicitation Parties"), the Company and Ardsley. Pursuant to the settlement, the parties filed a stipulation of dismissal, without prejudice and costs, of all claims in the U.S. District Court and the Solicitation Parties terminated the Solicitation and withdrew its alternate slate of directors for the 1996 annual meeting. The settlement further provides that (i) the Solicitation Parties severally have agreed, among other things, that for a period beginning as of April 4, 1996, and ending on the earlier of the day after the Company's 1999 annual meeting or June 30, 1999 (the "Standstill Period"), he or it shall not in any way, directly or indirectly, without the approval of the Board, make, encourage, participate or assist in (a) any attempt to take control of the Company, (b) any consent solicitation to remove any member of the Company's Board of Directors, (c) any solicitation of proxies to vote or become a participant in any election contest to remove any member of the Company's Board of Directors, (d) the nomination or election of any alternate director or slate of directors proposed from the floor at any meeting of the Company's stockholders, or (e) any offers or indications of interest with respect to the acquisition or disposition of the Company or any of its business units; (ii) Tesoro's Board of Directors will be expanded to nine members with the addition of Alan Kaufman, M.D., a Committee member, Sanford B. Prater, a Partner of Ardsley, one of the Company's largest stockholders, and a third individual to be selected by the Governance Committee of the Board of Directors by July 31, 1996, who will have no prior connection to the Company, the Solicitation Parties or Ardsley (Dr. Kaufman and Mr. Prater became members of the Board effective April 12, 1996); each of these persons will be nominated for election as part of the Board's recommended slate throughout the Standstill Period, except that (a) in the case of Dr. Kaufman, he shall not be replaced if he dies, resigns or is removed pursuant to the terms of the settlement agreement (in the event any of the Solicitation Parties breaches the terms of the standstill, confidentiality and non-disparagement provisions of the settlement agreement or in the event Dr. Kaufman reduces his holdings of Company Common Stock below 400,000 shares or votes for any nominee for director other than those supported by a majority of the Board), or (b) in the case of Ardsley, its designee shall not be replaced if such director resigns or is removed pursuant to the terms of the settlement agreement (in the event of a breach by Ardsley of the confidentiality provisions of the settlement agreement, or in the event that Ardsley's holdings of Company Common Stock are reduced to 50 percent or less of the number of shares held as of April 4, 1996, or Ardsley agrees or takes any action to support a change of control of Tesoro or the election to the Board of any person other than a Board nominee); (iii) Ardsley shall vote all shares owned by Ardsley in favor of the entire slate proposed for election at the 1996 annual meeting; (iv) in consideration of the above and in order to eliminate future legal fees and expenses associated with continued protracted litigation and the Solicitation, the Company agreed, subject to its right to examine all invoices, to reimburse the Solicitation Parties for a portion of their reasonable out-of-pocket expenses and legal fees incurred in connection with the lawsuit and the Solicitation (up to a maximum of $700,000) and to reimburse Ardsley for a portion of its reasonable expenses and legal fees incurred in the lawsuit up to a maximum of $200,000; and (v) provided that the parties have complied with all material obligations under the settlement agreement, at the conclusion of the Standstill Period mutual releases will be exchanged with respect to all claims and counterclaims asserted in the U.S. District Court, and in the interim the parties covenant not to sue each other and to toll the running of any applicable statutes of limitation with respect to any such claims.

Environmental Matters. In March 1992, the Company received a Compliance Order and Notice of Violation from the Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. These allegations include failure to install,

                                       22

maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. The Company has denied these allegations. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA is also alleging violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the Department of Justice ("DOJ"). Subject to approval by the U.S. District Court of Alaska, the Company and the DOJ have entered into a consent decree that includes a penalty assessment of approximately $1.3 million and the agreement by the Company to incur $200,000 in costs to complete a supplemental environmental project.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         See  the  Exhibit  Index  immediately  preceding  the  exhibits   filed
         herewith.

     (b) Reports on Form 8-K

         A Current Report on Form 8-K, dated January 30, 1996, was filed on January 31, 1996, reporting under Item 5, Other Events, that the Company announced earnings for the year ended December 31, 1995 and information regarding its natural gas reserves and 1996 capital budget. No financial statements were filed as part of the Current Report.

                                       23

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TESORO PETROLEUM CORPORATION
                                                   Registrant




Date:       May 15, 1996           /s/      BRUCE A. SMITH
                                            Bruce A. Smith
                                   President and Chief Executive Officer







Date:       May 15, 1996          /s/     WILLIAM T. VAN KLEEF
                                          William T. Van Kleef
                                           Senior Vice President
                                        and Chief Financial Officer

                                       24

                                 EXHIBIT INDEX

  Exhibit
  Number


    27            Financial Data Schedule.

    99 Settlement and Standstill Agreement, dated as of April 4, 1996, among Kevin S. Flannery, Alan Kaufman, Robert S. Washburn, James H. Stone, George F. Baker, Douglas Thompson, Gale E. Galloway, Whelan Management Corp., Ardsley Advisory Partners and Tesoro Petroleum Corporation.

                                       25