Form 10-Q
period 1996-06-30
TESORO PETROLEUM CORP /NEW/
filed 1996-08-14
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         =============================

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X            No _____

                         ==============================

There were 26,329,156 shares of the Registrant's Common Stock outstanding at July 31, 1996.


                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



PART I.  FINANCIAL INFORMATION                                    Page

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . .    3

   Condensed Statements of Consolidated Operations - Three
     Months and Six Months Ended June 30, 1996 and 1995. . . . .    4

   Condensed Statements of Consolidated Cash Flows - Six Months
     Ended June 30, 1996 and 1995. . . . . . . . . . . . . . . .    5

   Notes to Condensed Consolidated Financial Statements. . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . .   10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .   22

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . .   23

  Item 4.  Submission of Matters to a Vote of Security Holders .   24

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .   24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                       June 30,         December 31,
                                                         1996               1995 <F1>
                                                         ----               ----
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . .  $        5,494             13,941
  Receivables, less allowance for doubtful
   accounts of $2,156 ($1,842 at
   December 31, 1995). . . . . . . . . . . . .          94,525             77,534
  Receivable from Tennessee Gas Pipeline
   Company (Note 5). . . . . . . . . . . . . .          66,871                 -
  Inventories:
   Crude oil and wholesale refined products,
    at LIFO. . . . . . . . . . . . . . . . . .          72,734             70,406
   Merchandise and retail refined products . .           5,393              5,153
   Materials and supplies. . . . . . . . . . .           4,669              4,894
  Prepayments and other. . . . . . . . . . . .           9,603             10,536
                                                     ----------         ----------
   Total Current Assets. . . . . . . . . . . .         259,289            182,464
                                                     ----------         ----------

PROPERTY, PLANT AND EQUIPMENT:
  Refining and marketing . . . . . . . . . . .         325,707            322,023
  Exploration and production:
   Oil and gas (full cost method of accounting)        145,484            124,954
   Gas transportation. . . . . . . . . . . . .           6,703              6,703
  Marine services. . . . . . . . . . . . . . .          32,024             12,757
  Corporate. . . . . . . . . . . . . . . . . .          12,347             12,443
                                                     ----------         ----------
                                                       522,265            478,880
   Less accumulated depreciation, depletion
    and amortization . . . . . . . . . . . . .         237,396            217,191
                                                     ----------         ----------
     Net Property, Plant and Equipment . . . .         284,869            261,689
                                                     ----------         ----------

RECEIVABLE FROM TENNESSEE GAS PIPELINE COMPANY
 (Note 5). . . . . . . . . . . . . . . . . . .              -              50,680

OTHER ASSETS . . . . . . . . . . . . . . . . .          28,652             24,320
                                                     ----------         ----------
     TOTAL ASSETS. . . . . . . . . . . . . . .  $      572,810            519,153
                                                     ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $       60,867             61,389
  Accrued liabilities. . . . . . . . . . . . .          37,101             34,073
  Current portion of long-term debt and other
    obligations. . . . . . . . . . . . . . . .           9,681              9,473
                                                     ----------         ----------
   Total Current Liabilities . . . . . . . . .         107,649            104,935
                                                     ----------         ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . .          11,682              5,389
                                                     ----------         ----------

OTHER LIABILITIES. . . . . . . . . . . . . . .          38,428             37,308
                                                     ----------         ----------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT PORTION. . . . . . . . . . . . . . .         168,599            155,007
                                                     ----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.16-2/3; authorized
   50,000,000 shares; 26,292,778 shares issued
   and outstanding (24,780,134 in 1995). . . .           4,382              4,130
  Additional paid-in capital . . . . . . . . .         188,305            176,599
  Retained earnings. . . . . . . . . . . . . .          53,765             35,785
                                                     ----------         ----------
   Total Stockholders' Equity. . . . . . . . .         246,452            216,514
                                                     ----------         ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $      572,810            519,153
                                                     ==========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.
<F1> The balance sheet at December 31, 1995 has  been  taken  from  the  audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)


                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                           ------------------              ----------------
                                           1996          1995             1996          1995
                                           ----          ----             ----          ----
REVENUES:
 Refining and marketing. . . . . . .  $  172,327       207,602          360,106       392,649
 Exploration and production. . . . .      29,936        35,337           57,457        67,121
 Marine services . . . . . . . . . .      31,525        21,216           54,807        38,381
 Other income. . . . . . . . . . . .          98             6            5,103            22
                                        ---------     ---------        ---------     ---------
  Total Revenues . . . . . . . . . .     233,886       264,161          477,473       498,173
                                        ---------     ---------        ---------     ---------

OPERATING COSTS AND EXPENSES:
 Refining and marketing. . . . . . .     163,890       207,224          351,147       393,955
 Exploration and production. . . . .       2,945         4,951            6,351         9,797
 Marine services . . . . . . . . . .      29,399        21,632           51,880        40,031
 Depreciation, depletion and
  amortization . . . . . . . . . . .      10,004        11,177           19,771        22,841
                                        ---------     ---------        ---------     ---------
   Total Operating Costs and Expenses    206,238       244,984          429,149       466,624
                                        ---------     ---------        ---------     ---------

OPERATING PROFIT . . . . . . . . . .      27,648        19,177           48,324        31,549

General and Administrative . . . . .      (2,933)       (4,185)          (5,904)       (7,999)
Interest Expense . . . . . . . . . .      (4,055)       (5,368)          (8,000)      (10,661)
Interest Income. . . . . . . . . . .         172           188              581           424
Other Expense, Net . . . . . . . . .      (2,116)         (933)          (7,548)       (1,964)
                                        ---------     ---------        ---------     ---------

Earnings Before Income Taxes . . . .      18,716         8,879           27,453        11,349
Income Tax Provision . . . . . . . .       6,706         1,423            9,473         2,133
                                        ---------     ---------        ---------     ---------

NET EARNINGS . . . . . . . . . . . .  $   12,010         7,456           17,980         9,216
                                        =========     =========        =========     =========


EARNINGS PER SHARE . . . . . . . . .  $      .45           .30              .69           .37
                                        =========     =========        =========     =========


WEIGHTED AVERAGE OUTSTANDING COMMON
 AND COMMON EQUIVALENT SHARES. . . .      26,615        25,206           26,144        25,163
                                        =========     =========        =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Six Months Ended
                                                             June 30,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . $     17,980       9,216
  Adjustments to reconcile net earnings to net
   cash from operating activities:
   Depreciation, depletion and amortization. . .       20,170      23,327
   Amortization of deferred charges and other. .          703         788
   Changes in operating assets and liabilities:
     Receivable from Tennessee Gas Pipeline
      Company. . . . . . . . . . . . . . . . . .      (16,191)    (17,647)
     Receivables, other trade. . . . . . . . . .       (9,053)      8,917
     Inventories . . . . . . . . . . . . . . . .       (1,098)      6,146
     Other assets. . . . . . . . . . . . . . . .          613      (7,304)
     Accounts payable and other current
      liabilities. . . . . . . . . . . . . . . .       (2,272)      5,855
     Obligation payments to State of Alaska. . .       (1,981)     (1,316)
     Other liabilities and obligations . . . . .        7,884       1,461
                                                    ----------  ----------
       Net cash from operating activities. . . .       16,755      29,443
                                                    ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . .      (29,285)    (32,758)
  Acquisition of Coastwide Energy Services, Inc.       (7,720)         -
  Other. . . . . . . . . . . . . . . . . . . . .       (2,428)     (2,157)
                                                    ----------  ----------
       Net cash used in investing activities . .      (39,433)    (34,915)
                                                    ----------  ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Borrowings, net of repayments of  $45,400 in
    1996 and $159,500 in 1995, under revolving
    credit facilities. . . . . . . . . . . . . .       15,000          -
  Payments of long-term debt . . . . . . . . . .       (1,914)     (1,200)
  Other. . . . . . . . . . . . . . . . . . . . .        1,145          10
                                                    ----------  ----------
       Net cash from (used in) financing
        activities . . . . . . . . . . . . . . .       14,231      (1,190)
                                                    ----------  ----------

DECREASE IN CASH AND CASH EQUIVALENTS  . . . . .       (8,447)     (6,662)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.      13,941      14,018
                                                    ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . $      5,494       7,356
                                                    ==========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid. . . . . . . . . . . . . . . . . $      6,311       9,013
                                                    ==========  ==========
  Income taxes paid  . . . . . . . . . . . . . . $      2,623       2,389
                                                    ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") are unaudited but, in the opinion of management, incorporate all adjustments necessary for a fair presentation of results for such periods. Such adjustments are of a normal recurring nature. The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain reclassifications have been made to amounts previously reported for the interim periods of 1995 to conform to the current presentation of financial information. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - ACQUISITION

In February 1996, the Company purchased 100% of the capital stock of Coastwide Energy Services, Inc. ("Coastwide"). The consideration for the stock of Coastwide includes approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash. The market price of Tesoro's Common Stock was $9.00 per share at closing of this transaction. In addition, upon closing, Tesoro repaid approximately $4.5 million of Coastwide's outstanding debt. Coastwide is primarily a provider of services and a wholesale distributor of diesel fuel and lubricants to the offshore petroleum industry in the Gulf of Mexico. The Company has combined its existing marine petroleum distribution operations with Coastwide, forming a Marine Services segment. The acquisition of Coastwide was accounted for as a purchase whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

NOTE 3 - CREDIT FACILITY

In June 1996, the Company negotiated an amended and restated corporate revolving credit agreement ("Credit Facility") which provides total commitments of $150 million from a consortium of nine banks and expires June 30, 1999. The Company, at its option, has currently activated $100 million of these commitments, which includes cash borrowing availability of $50 million at June 30, 1996. The Credit Facility, which is subject to a borrowing base, provides for the issuance of letters of credit and cash borrowings. Under the Credit Facility, cash borrowings are limited to the lesser amount of (a) 50% of the active facility amount or (b) the borrowing base attributable to domestic oil and gas reserves (which has most recently been determined to be $45 million) plus $10 million. At June 30, 1996, the Company had outstanding cash borrowings of $15 million and letters of credit of $52 million. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves.

Cash  borrowings  under the Credit Facility bear interest at the prime rate plus
 .75% per annum or the London Interbank Offered Rate ("LIBOR") plus 1.75%. Fees on outstanding letters of credit under the Credit Facility are 1.75% per annum. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow
and interest coverage.   Among  other  matters,  the  Credit  Facility  contains
covenants which restrict the incurrence of additional indebtedness and a restricted payment covenant which limits the payment of dividends.

The Credit Facility contains certain provisions that are contingent upon the issuance of a mandate favorable to the Company by the Texas Supreme Court with respect to the request for rehearing by Tennessee Gas ("Mandate Event") and collection of the related bonded receivable ("Collection Event") (see Note 5). In these regards, the Credit Facility provides, among other items, for an extension of the expiration date to April 30, 2000 upon occurrence of the Mandate Event and an increase in cash borrowing availability to $100 million upon occurrence of both the Mandate Event and the Collection Event. In addition, the Credit Facility provides for reductions in fees on letters of credit and lower interest rates on cash borrowings, subject to occurrence of the Mandate Event. After the Mandate Event, the Credit Facility would allow dividends up to $5 million per year, subject to the restricted payment covenant.

During the six months ended June 30,1996, the Company's gross borrowings under its revolving credit line totaled $60 million which were used on a short-term basis to finance working capital requirements and capital expenditures. Repayments of these borrowings totaled $45 million for the six months ended June 30, 1996.

NOTE 4 - INCENTIVE COMPENSATION STRATEGY

In June 1996, the Company's Board of Directors unanimously approved an incentive compensation strategy that provides eligible employees with added incentives to achieve a significant increase in the market price of the Company's Common Stock. Under the strategy, awards would be earned only if the market price of the Company's Common Stock reaches an average price per share of $20 or higher over any 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees will be able to earn cash bonuses equal to 25% of their individual payroll amounts for the previous 12 complete months and certain executives have been granted, from the Company's Executive Long-Term Incentive Plan, a total of 340,000 stock options at an exercise price of $11.375 per share and 350,000 shares of restricted Common Stock, all of which vest only upon achieving the Performance Target.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Gas Purchase and Sales Contract

The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During the month of June 1996, the Contract Price was $8.56 per Mcf and the average spot market price was $2.14 per Mcf. For the six months ended June 30, 1996, approximately 16% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under
Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract and affirmed its earlier decision in favor of the Company on all other issues. On June 3, 1996, Tennessee Gas filed a motion for rehearing and on June 10, 1996, the Company filed its response to Tennessee Gas' motion for rehearing. An order from the Texas Supreme Court on Tennessee Gas' motion for rehearing is pending. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. Tennessee Gas continues to take its minimum monthly required amount of gas and has resumed paying the Contract Price to the Company for gas taken beginning with May 1996 volumes.

Through June 30, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $133.3 million. Of the $133.3 million incremental net revenues, the Company has received $11.1 million that is nonrefundable and $62.6 million which the Company could be required to repay in the event of an adverse ruling. The remaining $59.6 million of incremental net revenues represents the unpaid difference between the Contract Price and the Bond Price as described above and is included in the $66.9 million classified in the Company's Consolidated Balance Sheet as a current receivable at June 30, 1996. An adverse outcome of this litigation could require the Company to reverse as much as $122.2 million of the incremental revenues and could require the Company to repay as much as $62.6 million for amounts received above spot prices, plus interest if awarded by the court.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at each site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved and an estimated total cost of approximately $500,000 among all of the parties to close the site. The Company is currently involved in settlement discussions with the Environmental Protection Agency ("EPA") and other potentially responsible parties at the Abbeville, Louisiana site. The Company expects, based on these discussions, that its liability at the site will not exceed $25,000. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties.

At June 30, 1996, the Company's accruals for environmental matters amounted to $10 million, which included a noncurrent liability of approximately $4 million for remediation of Kenai Pipe Line Company's ("KPL")

properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1996 of approximately $3 million, primarily for the removal and upgrading of underground storage tanks. Environmental regulations would also have required the Company to make capital improvements starting in 1996 of approximately $9.5 million for the installation of dike liners. However, on April 18, 1996 the Alaska Department of Environmental Conservation ("ADEC") issued a memorandum stating that alternative compliance schedules allowing for delayed implementation of the requirements for dike liners in secondary containment systems for existing petroleum storage tanks would be approved. The April 18, 1996 ADEC Memorandum recognizes that secondary containment options other than synthetic dike liners are appropriate, but essential ADEC guidelines addressing other options will not be available before the end of 1996. The ADEC believes it will be three to five years before all affected facilities fully implement the provisions of the regulations. The Company has applied for an alternative compliance schedule with ADEC to maintain the Company's existing storage tank facilities in compliance with the state regulations. The Company cannot presently determine when an alternative schedule will be granted.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

NOTE 6 - SEVERANCE TAX EXEMPTION

In February 1996, the Texas Railroad Commission certified substantially all of the Company's proved producing reserves in the Bob West Field as high-cost gas from a designated tight formation. As a result of the Railroad Commission's certification, the Texas Comptroller's office has issued certificates for the majority of these wells, indicating that the wells have been classified as high-cost gas wells that are exempt from state severance taxes from the date of first production through August 2001. During the first quarter of 1996, based on approved severance tax exemption certificates received to date by the Company from the Texas Comptroller's office, the Company recorded $5 million of income for retroactive refunds. These exemptions also had the effect of increasing the pretax present value of the Company's 1995 year-end U.S. proved reserves by $7.7 million to $176.4 million. Current severance taxes will not be recorded for production from exempt wells during 1996.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1995


Net earnings of $12.0 million, or $.45 per share, for the three months ended June 30, 1996 ("1996 quarter") compare with net earnings of $7.4 million, or $.30 per share, for the three months ended June 30, 1995 ("1995 quarter"). Net earnings of $18.0 million, or $.69 per share, for the six months ended June 30, 1996 ("1996 period") compare with net earnings of $9.2 million, or $.37 per share, for the six months ended June 30, 1995 ("1995 period"). The increases in net earnings during the 1996 quarter and period were attributable to improved operating profit levels, together with reduced general and administrative expenses and interest expense. Partly offsetting these improvements in the 1996 quarter and period were increased other expenses and a higher effective tax rate. A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

Refining and Marketing                       Three Months Ended    Six Months Ended
                                                   June 30,            June 30,
                                             ------------------    ----------------
(Dollars in millions except per unit           1996       1995      1996       1995
 amounts)                                      ----       ----      ----       ----

Gross Operating Revenues:
  Refined products . . . . . . . . . . . $     149.1      169.7     295.8      323.3
  Other, primarily crude oil resales and
    merchandise. . . . . . . . . . . . .        23.3       37.8      64.3       69.3
                                             --------   --------  --------   --------
   Gross Operating Revenues. . . . . . . $     172.4      207.5     360.1      392.6
                                             ========   ========  ========   ========

Operating Profit (Loss):
  Gross margin - refined products. . . . $      27.9       18.9      47.6       34.0
  Gross margin - other . . . . . . . . .         3.5        3.1       6.2        5.6
                                             --------   --------  --------   --------
   Gross margin. . . . . . . . . . . . .        31.4       22.0      53.8       39.6
  Operating and other expenses . . . . .        23.0       21.7      44.8       40.9
  Depreciation and amortization. . . . .         3.0        3.0       6.0        6.0
                                             --------   --------  --------   --------
   Operating Profit (Loss) . . . . . . . $       5.4       (2.7)      3.0       (7.3)
                                             ========   ========  ========   ========

Capital Expenditures . . . . . . . . . . $       2.0        3.0       3.8        5.3
                                             ========   ========  ========   ========

Refinery Operations - Throughput (average
 daily barrels). . . . . . . . . . . . .      51,117     47,971    48,082     46,778
                                             ========   ========  ========   ========

Refinery Operations - Production (average
 daily barrels):
  Gasoline . . . . . . . . . . . . . . .      13,524     13,779    13,619     13,277
  Middle distillates and other . . . . .      24,723     21,395    22,780     21,554
  Heavy oils and residual product. . . .      14,633     14,347    13,477     13,391
                                             --------   --------  --------   --------
   Total Refinery Production . . . . . .      52,880     49,521    49,876     48,222
                                             ========   ========  ========   ========

Refinery Operations - Product Spread
 ($/barrel) <F1>:
  Average yield value of products
   manufactured. . . . . . . . . . . . . $     25.14      20.70     23.58      20.22
  Cost of raw materials. . . . . . . . .       19.35      17.87     18.68      17.33
                                             --------   --------  --------   --------
   Refinery Product Spread . . . . . . . $      5.79       2.83      4.90       2.89
                                             ========   ========  ========   ========

Refining and Marketing - Total Product
 Sales (average daily barrels):
  Gasoline . . . . . . . . . . . . . . .      18,167     26,996    19,094     25,172
  Middle distillates . . . . . . . . . .      28,978     37,725    29,167     37,970
  Heavy oils and residual product. . . .      10,184     13,552    13,635     13,684
                                             --------   --------  --------   --------
   Total Product Sales . . . . . . . . .      57,329     78,273    61,896     76,826
                                             ========   ========  ========   ========

Refining and Marketing - Total Product
 Sales Prices ($/barrel):
  Gasoline . . . . . . . . . . . . . . . $     35.35       28.76    31.32      27.87
  Middle distillates . . . . . . . . . . $     28.99       24.51    27.39      24.09
  Heavy oils and residual product. . . . $     15.30       12.35    16.76      12.50

Refining and Marketing - Gross Margins
 on Total Product Sales ($/barrel) <F1>:
  Average sales price. . . . . . . . . . $     28.57       23.87    26.26      23.27
  Average costs of sales . . . . . . . .       23.21       21.20    22.03      20.82
                                             --------   --------  --------   --------
    Gross margin . . . . . . . . . . . . $      5.36        2.67     4.23       2.45
                                             ========   ========  ========   ========

<F1> The refinery product spread presented above represents the excess of  yield value of the products manufactured at the refinery over the cost of raw materials used to manufacture such products. Sources of total product sales include products manufactured at the refinery, existing inventory balances and products purchased from third parties. Margins on sales of purchased products, together with the effect of changes in inventories, are included in the gross margin on total product sales presented above. The Company's purchases of refined products for resale approximated 11,900 and 28,700 average daily barrels for the three months ended June 30, 1996 and 1995, respectively, and 11,300 and 26,900 average daily barrels for the six months ended June 30, 1996 and 1995, respectively.

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995. The Company's Refining and Marketing segment returned to profitability during the 1996 quarter with operating profit of $5.4 million, as compared to a loss of $2.7 million in the 1995 quarter. This improvement was due primarily to higher product margins, as experienced generally by the industry and in part to initiatives by the Company to reduce costs and improve marketing of its refined products. The Company's refined product yield values increased by 21%, from $20.70 per barrel in the 1995 quarter to $25.14 per barrel in the 1996 quarter, while the Company's feedstock costs increased by only 8%, from $17.87 per barrel in the 1995 quarter to $19.35 per barrel in the 1996 quarter.

In the Company's Refining and Marketing segment, revenues from sales of refined products were lower in the 1996 quarter due to a 27% decrease in sales volumes. Total refined product sales volumes averaged 57,329 barrels per day in the 1996 quarter as compared to 78,273 barrels per day in the 1995 quarter. This decrease reflected the Company's withdrawal from certain West Coast markets, which also reduced the Company's purchases from other refiners and suppliers to 11,900 barrels per day in the 1996 quarter as compared to 28,700 barrels per day in the 1995 quarter. The Company plans to sell three Company-owned facilities and is in the process of discontinuing certain operations in California. In addition, resales of crude oil in the 1996 quarter declined to $15.2 million, as compared to $29.7 million in the 1995 quarter, due primarily to increased throughput levels at the Company's refinery during the current quarter. The decrease in revenues was partially offset by a 20% increase in the Company's average sales price of refined products. Costs of sales were lower in the 1996 quarter due to the lower volumes of refined products, partially offset by higher prices for refined products and crude oil. The $1.3 million increase in operating expenses was primarily related to environmental matters.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995. For the 1996 period, the Company's Refining and Marketing segment returned to profitability with operating profit of $3.0 million, as compared to a loss of $7.3 million in the 1995 period. This improvement was due primarily to higher product margins, as experienced generally by the industry and in part to initiatives by the Company to reduce costs and improve marketing of its refined products. The Company's average yield value of refined products increased by 17%, from $20.22 per barrel in the 1995 period to $23.58 per barrel in the 1996 period, while the Company's average feedstock costs increased by only 8%, from $17.33 per barrel in the 1995 period to $18.68 per barrel in the 1996 period.

In the Company's Refining and Marketing segment, revenues from sales of refined products decreased in the 1996 period due primarily to a 19% decline in sales volumes. Total refined product sales averaged 61,896 barrels per day in the 1996 period as compared to 76,826 barrels per day in the 1995 period. This decline, as discussed above, reflected the Company's withdrawal from the West Coast market, which also reduced refined product purchases from other refiners and suppliers to 11,300 barrels per day in the 1996 period from 26,900 in the 1995 period. In addition, the Company resales of crude oil also decreased from $54.8 million in the 1995 period to $49.7 million in the 1996 period. These decreases in sales volumes were partially offset by a 13% increase in the Company's average sales price of refined products. Costs of sales were lower in the 1996 period due to lower volumes of refined product, partially offset by higher prices for crude oil and refined products. Operating expenses increased by $3.9 million primarily due to employee termination costs in the 1996 period together with the impact of a reduction in an environmental accrual in the 1995 period.

Although the Company's results from its Refining and Marketing segment improved during the 1996 quarter and period, future profitability of this segment will continue to be dependent on market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

Exploration and Production                        Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                  ------------------      ----------------
 (Dollars in millions except per unit amounts)     1996        1995       1996        1995
                                                   ----        ----       ----        ----
U.S. Oil and Gas:
  Gross operating revenues . . . . . . . . . . $    24.6        30.5       47.7        58.6
  Other income - severance tax refunds . . . .        -           -         5.0          -
  Production costs . . . . . . . . . . . . . .       1.1         3.3        2.5         6.7
  Administrative support and other
   operating expenses. . . . . . . . . . . . .        .9          .7        1.9         1.2
  Depreciation, depletion and amortization . .       6.3         8.0       12.6        16.6
                                                 --------    --------   --------    --------
    Operating Profit - U.S. Oil and Gas. . . .      16.3        18.5       35.7        34.1
                                                 --------    --------   --------    --------

U.S. Gas Transportation:
  Gross operating revenues . . . . . . . . . .       1.3         1.7        2.7         2.7
  Operating expenses . . . . . . . . . . . . .        -           .1         .1          .1
  Depreciation and amortization. . . . . . . .        -           .1         .1          .1
                                                 --------    --------   --------    --------
   Operating Profit - U.S. Gas Transportation.       1.3         1.5        2.5         2.5
                                                 --------    --------   --------    --------

Bolivia:
  Gross operating revenues . . . . . . . . . .       4.0         3.2        7.1         5.8
  Production costs . . . . . . . . . . . . . .        .2          .1         .4          .3
  Administrative support and other
   operating expenses. . . . . . . . . . . . .        .8          .8        1.5         1.5
  Depreciation, depletion and amortization . .        .3          -          .6          -
                                                 --------    --------   --------    --------
   Operating Profit - Bolivia. . . . . . . . .       2.7         2.3        4.6         4.0
                                                 --------    --------   --------    --------

Total Operating Profit - Exploration and
 Production. . . . . . . . . . . . . . . . . .  $   20.3        22.3       42.8        40.6
                                                 ========    ========   ========    ========

U.S.:
  Capital expenditures . . . . . . . . . . . .  $    5.9        13.0       15.4         27.0
                                                 ========    ========   ========    ========
  Net natural gas production (average daily Mcf) -
   Spot market and other . . . . . . . . . . .    76,898     121,811     78,269      101,157
   Tennessee Gas Contract<F1>. . . . . . . . .    14,653      20,401     14,553       22,988
                                                 --------    --------   --------    --------
     Total production. . . . . . . . . . . . .    91,551     142,212     92,822      124,145
                                                 ========    ========   ========    ========
  Average natural gas sales ($/Mcf) -
   Spot market<F2> . . . . . . . . . . . . . .  $   1.90        1.35       1.80         1.31
   Tennessee Gas Contract<F1>. . . . . . . . .  $   8.45        8.36       8.31         8.30
   Average . . . . . . . . . . . . . . . . . .  $   2.95        2.36       2.82         2.61
  Average operating expenses ($/Mcf) -
   Lease operating expenses. . . . . . . . . .  $    .10         .09        .12          .12
   Severance taxes . . . . . . . . . . . . . .       .05         .16        .03          .18
                                                 --------    --------   --------    --------
     Total production costs. . . . . . . . . .       .15         .25        .15          .30
   Administrative support. . . . . . . . . . .       .09         .05        .11          .05
                                                 --------    --------   --------    --------
     Total operating expenses. . . . . . . . .  $    .24         .30        .26          .35
                                                 ========    ========   ========    ========
  Depletion ($/Mcf). . . . . . . . . . . . . .  $    .75         .62        .74          .74
                                                 ========    ========   ========    ========

Bolivia:
  Capital expenditures . . . . . . . . . . . .  $    2.8          -         4.9           -
  Net natural gas production (average daily Mcf)  24,067      19,715     21,563       18,321
  Average natural gas sales price ($/Mcf). . .  $   1.36        1.30       1.34         1.28
  Net condensate production
   (average daily barrels) . . . . . . . . . .       679         610        614          581
  Average condensate price ($/barrel). . . . .  $  16.75       15.69      16.29        15.22
  Average operating expenses ($/Mcfe) -
   Production costs. . . . . . . . . . . . . .  $    .08         .09        .09          .09
   Value-added taxes . . . . . . . . . . . . .       .06         .05        .07          .04
   Administrative support. . . . . . . . . . .       .21         .30        .24          .32
                                                 --------    --------   --------    --------
     Total operating expenses. . . . . . . . .  $    .35         .44        .40          .45
                                                 ========    ========   ========    ========
  Depletion ($/Mcfe) . . . . . . . . . . . . .  $    .13          -         .13           -
                                                 ========    ========   ========    ========

<F1>  The Company is involved  in  litigation  with  Tennessee Gas relating to a
      natural   gas   sales    contract.     See    "Capital    Resources    and
      Liquidity--Tennessee Gas Contract," "Legal Proceedings--Tennessee Gas Contract" and Note 5 of Notes

      to Condensed Consolidated Financial Statements.
<F2>  Includes  effects of the Company's natural gas price swap agreements which amounted to a loss of $.18 per Mcf and a gain of $.01 per Mcf for the three months ended June 30, 1996 and 1995, respectively, and a loss of $.12 per Mcf and a gain of $.03 per Mcf for the six months ended June 30, 1996 and 1995, respectively.
<F3>  Mcf is  defined  as  one  thousand  cubic  feet;  Mcfe  is  defined as net equivalent one thousand cubic feet.

United States

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995. Operating profit of $16.3 million from the Company's U.S. oil and gas producing operations in the 1996 quarter compares to $18.5 million in the 1995 quarter. The comparability between these two quarters was impacted by several items, including amounts recorded in the 1995 quarter related to certain interests that have since been sold, while the 1996 quarter excludes current severance taxes on production from exempt wells.

Operating profit from the Company's sales of natural gas in the spot market rose 19% during the 1996 quarter, as higher prices more than offset a reduction in volumes. Prices for the Company's natural gas sales in the spot market increased 41%, from $1.35 per Mcf in the 1995 quarter to $1.90 per Mcf in the 1996 quarter. The Company's weighted average sales price, including the above-market pricing of the Tennessee Gas Contract, increased 25%, from $2.36 per Mcf in the 1995 quarter to $2.95 per Mcf in the 1996 quarter. Included in the 1995 quarter were spot market natural gas production averaging 43.7 Mmcf per day, revenues of $5.6 million and operating profit of $2.5 million related to certain interests in the Bob West Field that were sold during the third quarter of 1995. Excluding amounts related to the sold interests from the 1995 quarter, operating profit from spot market sales rose 124% on essentially unchanged volumes. Volumes sold under the above-market contract with Tennessee Gas declined 28% during the 1996 quarter due to an expected decline in contract deliverability.

Revenues from the Company's U.S. oil and gas operations decreased by $5.9 million during the 1996 quarter due to the lower production volumes sold into the spot market and lower volumes sold to Tennessee Gas, partially offset by the increases in the Company's sales prices. Total production costs were lower in the 1996 quarter primarily due to the lower volumes and the exclusion of
severance taxes on exempt  wells.   On  a  per  Mcf basis, production costs were
reduced to $.15 per Mcf compared to $.25 per Mcf due to the exemption of severance taxes. Total operating expenses on a per Mcf basis decreased due to the lower production costs, partially offset by higher expenses for administrative support. Depreciation, depletion and amortization was lower in the 1996 quarter, primarily due to lower production volumes partly offset by a higher depletion rate.

The Company enters into commodity price swap agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1996 and 1995 quarters, the Company used such arrangements to set the price of 33% and 25%, respectively, of the natural gas production that it sold in the spot market. During the 1996 and 1995 quarters, the Company realized a loss of $1.2 million (or $.18 per Mcf) and a gain of $.1 million (or $.01 per Mcf), respectively, from these price swap arrangements.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995. Operating profit of $35.7 million from the Company's U.S. oil and gas operations in the 1996 period benefited from retroactive state severance tax exemptions totaling approximately $5 million from its Bob West Field production. Substantially all of the Company's proved producing reserves in the Bob West Field were certified by the Texas Railroad Commission as high-cost gas from a designated tight formation, eligible for state severance tax exemptions from the date of first production through August 2001. These exemptions also had the effect of increasing the pretax present value of the Company's 1995 year-end U.S. proved reserves by $7.7 million to $176.4 million. Current severance taxes will not be recorded for production from exempt wells during 1996. Included in the 1995 period were spot market natural gas production averaging 35.8 Mmcf per day, revenues of $8.6 million and operating profit of $2.9 million related to certain interests in the Bob West Field that were sold during the third quarter of 1995. Excluding the income related to the severance tax refund from the 1996 period and the operating profit related to sold interests from the 1995 period, operating profit from the U.S. oil and gas operations would have decreased $.5 million, relatively unchanged from the 1995 period.

Prices for sales of the Company's natural gas production into the spot market increased 37%, from $1.31 per Mcf in the 1995 period compared to $1.80 per Mcf in the 1996 period. The Company's weighted average sales price, including the effect of the above-market pricing of the Tennessee Gas Contract, increased from $2.61 per Mcf in the 1995 period to $2.82 per Mcf in the 1996 period. The Company's U.S. natural gas production sold into the spot market in the 1996 period was lower than the 1995 period due to the sale of certain interests in the third quarter of 1995. Excluding the impact of the sold interests, natural gas production sold into the spot market would have increased by 20%, reflecting the effects of a voluntary curtailment by the Company during the early part of the 1995 period in response to poor market conditions during that time and reflecting initiatives by the Company during the 1996 period to add production through drilling and acquisition activities. Production sold under the Tennessee Gas Contract decreased by 37%, reflecting higher takes by Tennessee Gas during the 1995 period together with a decline in contract deliverability during the 1996 period.

Revenues from the Company's U.S. oil and gas operations decreased by $10.9 million due to the lower volumes, partly offset by increases in the Company's sales prices. Total production costs were lower in the 1996 period primarily due to exemptions from severance taxes discussed above and lower production volumes. On a per Mcf basis, production costs were reduced to $.15 per Mcf compared to $.30 per Mcf due to the exemption of severance taxes. Total operating expenses on a per Mcf basis declined due to the lower production costs, partially offset by increased expenses for administrative support. Depreciation, depletion and amortization was lower in the 1996 period due to lower production volumes.

The Company enters into commodity price swap agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1996 and 1995 periods, the Company used such arrangements to set the price of 37% and 23%, respectively, of the natural gas production that it sold in the spot market. During the 1996 and 1995 periods, the Company realized a loss of $1.8 million (or $.12 per Mcf) and a gain of $.5 million (or $.03 per Mcf), respectively, from these price swap arrangements. As of June 30, 1996, the Company has remaining price swaps totaling 3.1 billion cubic feet at an average Houston Ship Channel price of $1.73 per Mcf. In the 1996 period, the Company's average spot market wellhead price per Mcf was approximately $.21 less than the average Houston Ship Channel index, the difference representing transportation and marketing costs from the wellhead in South Texas.

Bolivia

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995. Operating profit from the Company's Bolivian operations improved by $.4 million during the 1996 quarter primarily due to a 22% increase in natural gas production, together with increases in the prices received for both natural gas and condensate. The increase in the Company's natural gas production was primarily related to increased demand from the Bolivian state-owned oil and gas company for higher quality natural gas, in order to meet contract specifications for its exports to Argentina, together with the inability of another producer to meet supply requirements. Production costs and other operating expenses remained relatively unchanged in total, but declined by 20% on a per unit basis reflecting the Company's ability to increase volumes with minimal increases in expenses. Partially offsetting these improvements was depreciation, depletion and amortization of $.3 million recorded in the 1996 quarter.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995. Operating results from the Company's Bolivian operations increased by $.6 million during the 1996 period, primarily due to an 18% increase in production of natural gas together with higher prices received for both natural gas and condensate. Production costs and other operating expenses remained relatively unchanged in total but declined by 11% on a per unit basis reflecting the increase in volumes with minimal increases in expenses. Partially offsetting these improvements was depreciation, depletion and amortization of $.6 million recorded in the 1996 period.

Bolivian Hydrocarbons Law. On April 30, 1996, a new Hydrocarbons Law that significantly impacts the Company's operations in Bolivia was enacted by the Bolivian government. Among other matters, the new law granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. On July 29, 1996, the Company signed new agreements converting its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company is not satisfied with modifications to Bolivian fiscal law to be enacted not later than January 31, 1997. The Shared Risk Contracts extend the term of operation, provide more favorable acreage relinquishment terms and a revised fiscal regime of taxes and tariffs. The new contracts will extend the Company's operations on Block 18 and Block 20 to 2017 and 2029 from their current expiration dates of 2007 and 2008, respectively, except for an Exploitation Area in Block 20 which will have an expiration date of 2018. The new contract provisions will result in an immediate increase, possibly as high as 35%, of the Company's proved Bolivian reserves that have been previously limited by the contract termination dates. In connection with the conversion to Shared Risk Contracts, the Company selected certain acreage to be relinquished in Block 20, retained its producing fields and discoveries, and continues to hold approximately two-thirds of the remaining unexplored Block 20 acreage. Block 20 is subject to a seven-year exploration period, certain future acreage relinquishments and exploration drilling obligations required by government regulations.

Marine Services                                Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                               -----------------     ----------------
(Dollars in millions)                           1996       1995       1996       1995
                                                ----       ----       ----       ----

Gross Operating Revenues . . . . . . . . . $     31.5       21.2       54.8       38.4
Costs of Sales . . . . . . . . . . . . . .       23.6       18.3       42.2       33.4
                                              --------   --------   --------   --------
  Gross Margin . . . . . . . . . . . . . .        7.9        2.9       12.6        5.0
Operating and Other Expenses . . . . . . .        5.6        3.3        9.6        6.6
Depreciation and Amortization. . . . . . .         .4         .1         .5         .2
                                              --------   --------   --------   --------
  Operating Profit (Loss). . . . . . . . . $      1.9        (.5)       2.5       (1.8)
                                              ========   ========   ========   ========

Capital Expenditures . . . . . . . . . . . $      4.3         .1        5.0         .1
                                              ========   ========   ========   ========

Refined Product Sales, Primarily Diesel
  Fuel (thousands of gallons). . . . . . .     39,147     32,176     69,547     58,373
                                              ========   ========   ========   ========

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995. On February 20, 1996, the Company acquired Coastwide Energy Services, Inc. ("Coastwide") and combined Coastwide's operations with the Company's marine petroleum products distribution business, forming a Marine Services segment. As a combined operation, the Marine Services segment is a wholesale distributor of diesel fuel and lubricants and a provider of services to the offshore petroleum industry in the Gulf of Mexico. Operating results from Coastwide have been included in the Company's Marine Services segment since the date of acquisition. The improvement in operating results of the Marine Services segment in the 1996 quarter was largely attributable to a 22% increase in volumes, mainly related to the acquisition, and improved margins, partially offset by higher operating expenses associated with the increased activity.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995. As discussed above, during the 1996 period, the Company acquired Coastwide and combined Coastwide's operations with the Company's marine petroleum products distribution business. Operating results of Coastwide have been included in the Company's Marine Services segment, since acquisition, or approximately four months of the 1996 period, which contributed to a 19% increase in volumes. This increase in volumes together with improved margins were partially offset by higher operating expenses associated with the increased activity.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million, or 31%, during the 1996 quarter and by $2.1 million, or 26%, during the 1996 period. These decreases were primarily due to reduced professional fees and lower employee and labor costs resulting from cost reduction measures implemented by the Company in late 1995.

Interest Expense

Interest expense decreased by $1.3 million, or 24%, during the 1996 quarter and by $2.7 million, or 25%, during the 1996 period. In December 1995, the Company redeemed $34.6 million of its 12-3/4% Subordinated Debentures which, together with lower borrowings under the Company's revolving credit facility, resulted in interest expense savings of approximately $1.4 million and $2.7 million during the 1996 quarter and period, respectively.

Other Expense

The increase of  $1.2  million  in  other  expense  during  the 1996 quarter was primarily due to environmental and other expenses related to the Company's former operations. For the 1996 period, other expense increased by $5.6 million, primarily due to costs of $2.3 million related to a shareholder consent solicitation, which was resolved in April 1996, together with employee termination costs and write-off of deferred financing costs.

Income Taxes

Income taxes increased by $5.3 million and $7.4 million during the 1996 quarter and period, respectively. These increases were primarily due to a higher effective tax rate for the Company during the 1996 quarter and period as earnings subject to U.S. tax exceeded available net operating loss and tax credit carryforwards.

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

Likewise, changes in natural gas prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's exploration and production operations. From time to time, the Company may increase or decrease its natural gas production in response to market conditions. The carrying value of natural gas assets may also be subject to noncash write-downs based on changes in natural gas prices and other determining factors.

CAPITAL RESOURCES AND LIQUIDITY

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the supply of and demand for crude oil, natural gas and refined petroleum products, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include, among others, the level of consumer product demand, weather conditions, the proximity of the Company's natural gas reserves to pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. The Company's future capital expenditures, borrowings under its credit facility and other sources of capital will be affected by these conditions. During the 1996 period, the Company achieved improvement in profitability from each of its business segments as well as cost savings at the corporate level. Furthermore, the Texas Supreme Court's decision in April 1996, which is subject to a motion for rehearing, may remove a major financial uncertainty from the Company's capital structure that could improve the predictability of the Company's cash flow and provide for additional financial flexibility. See "Capital Resources and Liquidity - Tennessee Gas Contract."

The Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company might diversify the mix of its oil and gas assets and reduce the asset concentration associated with the Bob West Field through domestic development, exploration and acquisition activity outside of this area. In the Refining and Marketing segment, the Company has been engaged in an ongoing effort to evaluate these assets and operations and has considered possible joint ventures, strategic alliances or business combinations; however, such evaluations have not resulted in any transaction. The Company continues to assess its Marine Services segment, pursuing opportunities to consolidate operations and improve efficiencies. In these regards, during the 1996 period, the Company completed its acquisition of Coastwide for approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Credit Arrangements

In June 1996, the Company negotiated an amended and restated corporate revolving credit agreement ("Credit Facility") which provides total commitments of $150 million from a consortium of nine banks and expires June 30, 1999. The Credit Facility, which replaced a previous higher-cost $90 million facility, provides more financial flexibility for the Company, including lower interest rates, reduced fees on letters of credit, elimination of certain restrictive financial tests, an increased borrowing base, increased cash borrowing availability, and the right to restructure non-recourse or limited financings for certain subsidiaries. The Company, at its option, has currently activated $100 million of the available commitments under the Credit Facility, which includes cash borrowing availability of $50 million at June 30, 1996. The Credit Facility, which is subject to a borrowing base, provides for the issuance of letters of credit and cash borrowings. Under the Credit Facility, cash borrowings are limited to the lesser amount of (a) 50% of the active facility amount or (b) the borrowing base attributable to domestic oil and gas reserves (which has most recently been determined to be $45 million) plus $10 million. At June 30, 1996, the Company had outstanding cash borrowings of $15 million and letters of credit of $52 million. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which restrict the incurrence of additional indebtedness and a restricted payment covenant which limits the payment of dividends.

The Credit Facility contains certain provisions that are contingent upon the issuance of a mandate favorable to the Company by the Texas Supreme Court with respect to the request for rehearing by Tennessee Gas and collection of the related bonded receivable. In these regards, the Credit Facility provides, among other items, for an extension of the expiration date to April 30, 2000, an increase in cash borrowing availability to $100 million, reductions in fees on letters of credit, lower interest rates on cash borrowings and favorable changes in certain restrictions and limitations. For further information regarding the Tennessee Gas litigation and the Credit Facility, see Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements.

Debt and Other Obligations

The Company's funded debt obligations at June 30, 1996 include $30 million principal amount of 12-3/4% Subordinated Debentures ("Subordinated Debentures"), which is due March 15, 2001 and bears interest at 12-3/4% per annum, and $44.1 million principal amount of 13% Exchange Notes ("Exchange Notes"), which bear interest at 13% per annum and become due December 1, 2000. The Subordinated Debentures and Exchange Notes are redeemable at the option of the Company at 100% of principal amount, plus accrued interest. The Company continuously reviews financing alternatives with respect to its Subordinated Debentures and Exchange Notes and currently intends, upon a final resolution of the Tennessee Gas litigation, to redeem the Subordinated Debentures and Exchange Notes. However, there can be no assurance whether or when the Company would propose other refinancings or would be able to retire such indebtedness.

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

Capital Expenditures

For the year 1996, the Company's total capital budget is approximately $84 million (excluding amounts related to the purchase of Coastwide), based upon an outlook which includes a favorable resolution of the Tennessee Gas litigation. The exploration and production segment accounts for $64 million of the budgeted expenditures with $56 million planned for U.S. activities and $8 million for Bolivia. The planned U.S. expenditures include $39 million for exploration, development and acquisition outside of the Bob West Field and $17 million for development drilling and facilities in the Bob West Field. In Bolivia, the drilling program includes two exploratory wells and workovers of current producing wells to increase deliverability. Capital spending for the refining and marketing segment is projected to be $13 million, which includes amounts for installation of facilities to allow the Company to produce and market asphalt in Alaska, improvements and upgrades at the Company's refinery and convenience store operations, and environmental projects. Capital spending for 1996 is expected to be financed through a combination of cash flows from operations and borrowings under the Credit Facility.

During the six months ended June 30, 1996, total capital expenditures of $29 million (excluding amounts related to Coastwide) were funded primarily by cash flows from operations, available cash reserves and borrowings under the Credit Facility. Capital expenditures for U.S. oil and gas activities totaled $15 million for the 1996 period, principally for participation in the drilling of eight development wells, seven of which were completed, and four exploratory wells, all of which were in progress at quarter-end, and the acquisition of other working interests. In Bolivia, the Company's capital expenditures of $5 million during the 1996 period, related primarily to one exploratory well which was completed and resulted in a discovery of oil and gas reserves, and another exploratory well currently being completed. Capital expenditures for the Company's refining and marketing segment totaled $4 million for the 1996 period, primarily for installation of facilities to produce and market asphalt and for expansion of its retail marketing facilities. The Marine Services segment's capital spending totaled $5 million for the 1996 period primarily reflecting efforts to improve operating efficiencies.

Cash Flows From Operating, Investing and Financing

At June 30, 1996, the Company's working capital totaled $151.6 million, which included a receivable from Tennessee Gas of $66.9 million and cash of $5.5 million. For information on litigation related to a natural gas sales contract and the related impact on the Company's cash flows from operations, see "Tennessee Gas Contract" below and Note 5 of Notes to Condensed Consolidated Financial Statements. Components of the Company's cash flows are set forth below (in millions):

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                        1996      1995
                                                        ----      ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . .  $    16.7      29.4
  Investing Activities . . . . . . . . . . . . . .      (39.4)    (34.9)
  Financing Activities . . . . . . . . . . . . . .       14.2      (1.2)
                                                       -------   -------
Decrease in Cash and Cash Equivalents. . . . . . .  $    (8.5)     (6.7)
                                                       =======   =======

Net cash from operating activities of $17 million during the 1996 period, which compares to $29 million for the 1995 period, included higher net earnings partially offset by increased working capital balances. Net cash used in investing activities during the 1996 period of $39 million included capital expenditures of $29 million and cash consideration of $7.7 million for the acquisition of Coastwide. Capital expenditures for the 1996 period included $20 million for the Company's exploration and production activities in South Texas and Bolivia. Net cash from financing activities of $14 million during the 1996 period was primarily related to an outstanding borrowing of $15 million under the Company's Credit Facility, partially offset by payments of other long-term debt. During the 1996 period, the Company's gross borrowings under its revolving credit line amounted to $60 million, with repayments of $45 million.

Tennessee Gas Contract

The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of Section 101 of the NGPA rather than the Contract Price. During the month of June 1996, the Contract Price was $8.56 per Mcf and the average spot market price was $2.14 per Mcf. For the six months ended June 30, 1996, approximately 16% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under
Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract and affirmed its earlier decision in favor of the Company on all other issues. On June 3, 1996, Tennessee Gas filed a motion for rehearing and on June 10, 1996, the Company filed its response to Tennessee Gas' motion for rehearing. An order from the Texas Supreme Court on Tennessee Gas' motion for rehearing is pending. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. Tennessee Gas continues to take its minimum monthly required amount of gas and has resumed paying the Contract Price to the Company for gas taken beginning with May 1996 volumes.

Through June 30, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $133.3 million. Of the $133.3 million incremental net revenues, the Company has received $11.1 million that is nonrefundable and $62.6 million which the Company could be required to repay in the event of an adverse ruling. The remaining $59.6 million of incremental net revenues represents the unpaid difference between the Contract Price and the Bond Price as described above and is included in the $66.9 million classified in the Company's Consolidated Balance Sheet as a current receivable at June 30, 1996. An adverse outcome of this litigation could require the Company to reverse as much as $122.2 million of the incremental revenues and could require the Company to repay as much as $62.6 million for amounts received above spot prices, plus interest if awarded by the court.

Environmental and Other Matters

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At June 30, 1996, the Company's accruals for environmental matters amounted to $10 million, which included a noncurrent liability of approximately $4 million for remediation of Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will be required to make capital improvements in 1996 of approximately $3 million, primarily for the removal and upgrading of underground storage tanks. Environmental regulations would also have required the Company to make capital improvements starting in 1996 of approximately $9.5 million for the installation of dike liners. However, on April 18, 1996, the Alaska Department of Environmental Conservation ("ADEC") issued a memorandum stating that alternative compliance schedules allowing for delayed implementation of the requirements for dike liners in secondary containment systems for existing petroleum storage tanks would be approved. The April 18, 1996 ADEC Memorandum recognizes that secondary containment options other than synthetic dike liners are appropriate, but essential ADEC guidelines addressing other options will not be available before the end of 1996. The ADEC believes it will be three to five years before all affected facilities fully implement the provisions of the regulations. The Company has applied for an alternative compliance schedule with ADEC to maintain the Company's existing storage tank facilities in compliance with the state regulations. The Company cannot presently determine when an alternative schedule will be granted.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Tennessee Gas Contract. The Company is selling a portion of the gas produced from its Bob West Field to Tennessee Gas Pipeline Company ("Tennessee Gas") under a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which provides that the price of gas shall be the maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). In August 1990, Tennessee Gas filed suit against the Company in the District Court of Bexar County, Texas, alleging that the Tennessee Gas Contract is not applicable to the Company's properties and that the gas sales price should be the price calculated under the provisions of
Section 101 of the NGPA rather than the Contract Price. During the month of June 1996, the Contract Price was $8.56 per Mcf and the average spot market price was $2.14 per Mcf. For the six months ended June 30, 1996, approximately 16% of the Company's net U.S. natural gas production was sold under the Tennessee Gas Contract. Tennessee Gas also claimed that the contract should be considered an "output contract" under Section 2.306 of the Texas Uniform Commercial Code ("UCC") and that the increases in volumes tendered under the contract exceeded those allowable for an output contract.

The District Court judge returned a verdict in favor of the Company on all issues. On appeal by Tennessee Gas, the Court of Appeals for the Fourth Supreme Judicial District of Texas affirmed the validity of the Tennessee Gas Contract as to the Company's properties and held that the price payable by Tennessee Gas for the gas was the Contract Price. The Court of Appeals remanded the case to the trial court based on its determination (i) that the Tennessee Gas Contract was an output contract and (ii) that a fact issue existed as to whether the increases in the volumes of gas tendered to Tennessee Gas under the contract were made in bad faith or were unreasonably disproportionate to prior tenders. The Company sought review of the appellate court ruling on the output contract issue in the Supreme Court of Texas. Tennessee Gas also sought review of the appellate court ruling denying the remaining Tennessee Gas claims in the Supreme Court of Texas. The appellate court decision was the first decision reported in Texas holding that a take-or-pay contract was an output contract. The Supreme Court of Texas heard arguments in December 1994 regarding the output contract issue and certain of the issues raised by Tennessee Gas. On August 1, 1995, the Supreme Court of Texas, in a divided opinion, affirmed the decision of the appellate court on all issues, including that the price under the Tennessee Gas Contract is the Contract Price, and determined that the Tennessee Gas Contract was an output contract and remanded the case to the trial court for determination of whether gas volumes tendered by the Company to Tennessee Gas were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output or stated estimates in accordance with the UCC. The Company filed a motion for rehearing before the Texas Supreme Court on the issue of whether the Tennessee Gas Contract is an output contract. On April 18, 1996, the Texas Supreme Court reversed its earlier ruling on the output contract issue and held that the Tennessee Gas Contract was not an output contract and affirmed its earlier decision in favor of the Company on all other issues. On June 3, 1996, Tennessee Gas filed a motion for rehearing and on June 10, 1996, the Company filed its response to Tennessee Gas' motion for rehearing. An order from the Texas Supreme Court on Tennessee Gas' motion for rehearing is pending. The Company believes that, if this issue is tried, the gas volumes tendered to Tennessee Gas will be found to have been in good faith and otherwise in accordance with the requirements of the UCC. However, there can be no assurance as to the ultimate outcome at trial.

In conjunction with the District Court judgment and on behalf of all sellers under the Tennessee Gas Contract, Tennessee Gas is presently required to post a supersedeas bond in the amount of $206 million. Under the terms of this bond, for the period September 17, 1994 through April 30, 1996, Tennessee Gas was required to take at least its entire monthly take-or-pay obligation and pay for gas taken at $3.00 per Mmbtu, which approximates $3.00 per Mcf ("Bond Price"). The $206 million bond represents an amount which together with anticipated sales of natural gas at the Bond Price will equal the anticipated value of the Tennessee Gas Contract from September 17, 1994 through April 30, 1996. Except for the period September 17, 1994 through August 13, 1995, the difference between the spot market price and the Bond Price is refundable in the event Tennessee Gas ultimately prevails in the litigation. The Company retains the right to receive the Contract Price for all gas sold to Tennessee Gas. The bond shall remain in place until the Supreme Court issues its mandate on Tennessee Gas' motion for rehearing. Tennessee Gas continues to take its minimum monthly required amount of gas and has resumed paying the Contract Price to the Company for gas taken beginning with May 1996 volumes.

Through June 30, 1996, under the Tennessee Gas Contract, the Company recognized cumulative net revenues in excess of spot market prices totaling approximately $133.3 million. Of the $133.3 million incremental net revenues, the Company has received $11.1 million that is nonrefundable and $62.6 million which the Company could be required to repay in the event of an adverse ruling. The remaining $59.6 million of incremental net revenues represents the unpaid difference between the Contract Price and the Bond Price as described above and is included in the $66.9 million classified in the Company's Consolidated Balance Sheet as a current receivable at June 30, 1996. An adverse outcome of this litigation could require the Company to reverse as much as $122.2 million of the incremental revenues and could require the Company to repay as much as $62.6 million for amounts received above spot prices, plus interest if awarded by the court.

Environmental Matters. As previously reported, in March 1992, the Company received a Compliance Order and Notice of Violation from the Environmental Protection Agency ("EPA") alleging violations by the Company of the New Source Performance Standards under the Clean Air Act at its Alaska refinery. The allegations included failure to install, maintain and operate monitoring equipment over a period of approximately six years, failure to perform accuracy testing on monitoring equipment, and failure to install certain pollution control equipment. The Company denied these allegations. From March 1992 to July 1993, the EPA and the Company exchanged information relevant to these allegations. In addition, the EPA conducted an environmental audit of the Company's refinery in May 1992. As a result of this audit, the EPA alleged violation of certain regulations related to asbestos materials. In October 1993, the EPA referred these matters to the Department of Justice ("DOJ"). On June 4, 1996, the U.S. District Court of Alaska approved a consent decree between the Company and the DOJ. The decree included a penalty assessment of $1.3 million, which was paid on July 3, 1996, and the agreement by the Company to incur $200,000 in costs to complete a supplemental environmental project.

As previously reported, the Company, along with numerous other parties, has been identified by the EPA as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the Mud Superfund site in Abbeville, Louisiana (the "Site"). The Company arranged for the disposal of a minimal amount of materials at the Site, but CERCLA might impose joint and several liability on each PRP at the Site. The EPA is seeking reimbursement for its response costs incurred to date at the Site, as well as a commitment from the PRPs either to conduct future remedial activities or to finance such activities. The extent of the Company's allocated financial contributions to the cleanup of the Site is expected to be limited based upon the number of companies, volumes of waste involved and an estimated total cost of approximately $500,000 among all of the parties to close the Site. The Company is currently involved in settlement discussions with the EPA and other PRPs involved at the Site. The Company expects, based on these discussions, that its liability at the Site will not exceed $25,000.

Refund Claim. As previously reported, in July 1994, a former customer of the Company ("Customer") filed suit against the Company in the United States District Court for the District of New Mexico for a refund in the amount of approximately $1.2 million, plus interest of approximately $4.4 million and attorney's fees, related to a gasoline purchase from the Company in 1979. The Customer also alleges entitlement to treble damages and punitive damages in the aggregate amount of $16.8 million. The refund claim is based on allegations that the Company renegotiated the acquisition price of gasoline sold to the Customer and failed to pass on the benefit of the renegotiated price to the Customer in violation of Department of Energy price and allocation controls then in effect. In May 1995, the court issued an order granting the Company's motion for summary judgment and dismissed with prejudice all the claims in the Customer's complaint. In June 1995, the Customer filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On June 13, 1996, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the lower court's ruling in favor of the Company.

Item 2.  Changes in Securities

In June 1996, the Company entered into an Amended and Restated Credit Agreement ("Credit Facility") under which the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. The Credit Facility has certain restrictions with respect to dividends on its capital stock. For further information on the Credit Facility, see Note 3 of Notes to Condensed Consolidated Financial Statements in Part I,
Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The 1996 annual meeting of stockholders of the Company was held on June 6, 1996.

     (b) The names of the directors elected at the meeting and a tabulation of the number of votes cast for or withheld with respect to each such director are set forth below:

                                          Votes              Votes
                  Name                    For                Withheld
                  ----                 ------------       -------------

              Robert J. Caverly         22,748,535             679,648
              Steven H. Grapstein       22,793,629             634,554
              Alan J. Kaufman           22,769,092             659,091
              Raymond K. Mason, Sr.     22,748,925             679,258
              Sanford B. Prater         22,771,425             656,758
              Bruce A. Smith            22,691,524             736,659
              Patrick J. Ward           22,800,367             627,816
              Murray L. Weidenbaum      22,751,313             676,870

         Effective June 6, 1996, the Company's Board of Directors elected Mr. William J. Johnson as a director.

     (c) A brief description of each matter, other than the election of directors, voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, is set forth below:

         With respect to a proposal to increase the number of shares which can be granted under the Executive Long-Term Incentive Plan and limit the awards of restricted stock under such plan, there were 11,207,150 votes for; 6,174,725 votes against; 5,805,905 broker non-votes; and 240,403 abstentions.

         With respect to  the  ratification  of  the  appointment  of Deloitte &
         Touche LLP as independent auditors for the Company for fiscal year 1996, there were 23,252,961 votes for; 128,568 votes against; and 46,654 abstentions.

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


                                    TESORO PETROLEUM CORPORATION
                                              Registrant




Date:     August 14, 1996           /s/           BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:     August 14, 1996           /s/         WILLIAM T. VAN KLEEF
                                                William T. Van Kleef
                                               Senior Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number

 4.1 Amended and Restated Credit Agreement ("Credit Facility") dated as of June 7, 1996 among the Company and Banque Paribas, individually, as an Issuing Bank and as Administrative Agent, and The Bank of Nova Scotia, individually and as Documentation Agent, and certain other financial institutions named therein.

 4.2 Amended and Restated Guaranty Agreement dated as of June 7, 1996 among various subsidiaries of the Company and Banque Paribas, individually, as Administrative Agent and as an Issuing Bank, and certain other financial institutions named therein, entered into in connection with the Credit Facility.

 4.3 Amended and Restated Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between the Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.4 Amended and Restated Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between Tesoro Alaska Petroleum Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.5 Amended and Restated Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between Tesoro Refining, Marketing & Supply Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.6 Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between Kenai Pipe Line Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.7 Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between Tesoro Coastwide Services Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.8 Security Agreement (Accounts and Inventory) dated as of June 7, 1996 between Coastwide Marine Services, Inc. and Banque Paribas, entered into in connection with the Credit Facility.

 4.9 Security Agreement (Accounts) dated as of June 7, 1996 between Tesoro Vostok Company and Banque Paribas, entered into in connection with the Credit Facility.

 4.10 Amended and Restated Security Agreement (Pledge) dated as of June 7, 1996 by the Company in favor of Banque Paribas, entered into in connection with the Credit Facility.

 4.11 First Amendment to Deed of Trust, Security Agreement and Financing Statement dated as of June 7, 1996 among Tesoro Alaska Petroleum Company, TransAlaska Title Insurance Agency, Inc., as Trustee, and Banque Paribas, as Administrative Agent, entered into in connection with the Credit Facility.

 4.12 First Amendment to Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of June 7, 1996 from Tesoro E&P Company, L.P., entered into in connection with the Credit Facility.

 4.13 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of June 7, 1996 from Tesoro E&P Company, L.P., entered into in connection with the Credit Facility.

  27       Financial Data Schedule.

