Form 10-K
period 1996-12-31
TESORO PETROLEUM CORP /NEW/
filed 1997-03-24
CIK 50104

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
       Common Stock, $.16 2/3 par value                   New York Stock Exchange
                                                           Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             ---------------------

     At February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $283,905,638 based upon the closing price of its shares on the New York Stock Exchange Composite tape. At February 28, 1997, there were 26,426,333 shares of the registrant's Common Stock outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            FORM 10-K PART
                          --------                            --------------
Proxy Statement for 1997 Annual Meeting                        Part III

================================================================================

                          TESORO PETROLEUM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
            Refining and Marketing....................................    3
            Exploration and Production................................    6
            Marine Services...........................................   12
            Competition and Other.....................................   13
            Government Regulation and Legislation.....................   14
            Employees.................................................   17
            Executive Officers of the Registrant......................   18
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   69

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   69
Item 11.  Executive Compensation......................................   69
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   69
Item 13.  Certain Relationships and Related Transactions..............   69

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   69
SIGNATURES............................................................   75

THIS ANNUAL REPORT CONTAINS STATEMENTS WITH RESPECT TO THE COMPANY'S EXPECTATIONS OR BELIEFS AS TO FUTURE EVENTS. THESE TYPES OF STATEMENTS ARE FORWARD-LOOKING AND SUBJECT TO UNCERTAINTIES. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 36.

                                     PART I

ITEM 1.  BUSINESS

     Tesoro Petroleum Corporation, together with its subsidiaries ("Tesoro" or the "Company"), is a natural resource company engaged primarily in petroleum refining and marketing, natural gas exploration and production, marketing and distributing of petroleum products and providing marine logistics services. The Company was incorporated in Delaware in 1968 (a successor by merger to a California corporation incorporated in 1939). For financial information relating to industry segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note B of Notes to Consolidated Financial Statements in Item 8.

REFINING AND MARKETING

OVERVIEW

     The Company conducts petroleum refining operations in Alaska and sells refined products to a wide variety of customers in Alaska, along the U.S. West Coast, in the Pacific Northwest and in certain Far Eastern markets, including Russia. During 1996, products from the Company's refinery accounted for approximately 79% of these sale volumes, including products received on exchange in the U.S. West Coast market, with the remaining 21% being purchased from other refiners and suppliers. The Company's purchases from other refiners and suppliers declined in 1996 as the Company withdrew from certain California markets which is further discussed below.

     The Company's refinery, which is located in Kenai, Alaska, has a rated throughput capacity of 72,000 barrels per day and is capable of producing liquefied petroleum gas, gasoline, jet fuel, diesel fuel, heating oil, heavy oils and residual products. Alaska North Slope ("ANS") and Cook Inlet crude oils are the primary feedstocks for the refinery. To assure the availability of crude oil to the refinery, the Company has a royalty crude oil purchase contract with the State of Alaska ("State") (see "Crude Oil Supply" discussed below). During 1996, the refinery processed approximately 72% ANS crude oil, 25% Cook Inlet crude oil and 3% other refinery feedstocks, which yielded refined products consisting of approximately 26% gasoline, 41% middle distillates, 28% heavy oils and residual products and 5% other products.

CRUDE OIL SUPPLY

     The refinery is designed to process crude oil with up to 1.0% sulphur content. As such, the refinery can process Cook Inlet, ANS and certain foreign crude oils.

     ANS Crude Oil. ANS crude oil is a heavy crude oil which contains an average of 1.0% sulphur. In 1996, approximately 72% of the refinery's feedstock was ANS crude oil, of which approximately 39,200 barrels per day were purchased under a royalty crude oil purchase contract with the State. The contract with the State, which covers the period January 1, 1996 through December 31, 1998, provides for the purchase of approximately 40,000 barrels per day of ANS royalty crude oil and is priced based on royalty values computed by the State. Under the contract, the Company is required to utilize in its refinery operations volumes equal to at least 80% of the ANS crude oil to be purchased from the State. This contract contains provisions that, under certain conditions, allow the Company to temporarily or permanently reduce its purchase obligation.

     All ANS crude oil feedstock is delivered to the refinery by tanker through the Kenai Pipe Line Company ("KPL") marine terminal which the Company purchased in early 1995.

     For information related to settlement of a contractual dispute with the State in 1993, see Note I of Notes to Consolidated Financial Statements in Item 8.

     Cook Inlet Crude Oil. Cook Inlet crude oil, a lighter crude oil that contains an average of .1% sulphur, accounted for approximately 25% of the refinery's feedstock supply in 1996. The Company obtains Cook Inlet crude oil from several producers on the Kenai Peninsula under short-term contracts. Cook Inlet crude oil is delivered by tanker through the Company's KPL marine terminal or through an existing pipeline to the refinery.

     Other Supply. In 1996, the Company's refinery obtained approximately 3% of its feedstock supply from other sources. The other supply consisted of heavy atmospheric gas oil ("HAGO") and foreign crude oil. The HAGO feedstock was purchased from a local competitor's refinery and from a U.S. West Coast refinery under short-term contracts. HAGO is a refinery by-product which generates various light refined products with no residual fuel oil. Foreign crude oil, purchased in spot quantities, is delivered to the refinery by tanker through the Company's KPL marine terminal. The Company evaluates the economic viability of processing foreign crude oil in its refinery and will occasionally purchase spot quantities to supplement its normal crude oil supply. During 1996, the Company imported its first cargo of crude oil from Russia.

REFINING AND MARKETING ACTIVITIES

     The following table summarizes the Company's refining and marketing operations:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             1996      1995      1994
                                                            ------    ------    ------
Refinery Throughput (average daily barrels)...............  47,486    50,569    46,032
                                                            ======    ======    ======
Refinery Production (average daily barrels):
  Gasoline................................................  12,763    14,298    11,728
  Middle distillates, including jet fuel and diesel
     fuel.................................................  19,975    20,693    18,402
  Heavy oils and residual products........................  13,739    14,516    15,118
  Other...................................................   2,600     2,489     2,213
                                                            ------    ------    ------
          Total Refinery Production.......................  49,077    51,996    47,461
                                                            ======    ======    ======
Product Sales (average daily barrels):
  Gasoline................................................  17,427    24,526    23,191
  Middle distillates......................................  29,651    37,988    33,256
  Heavy oils and residual products........................  15,089    14,787    14,228
                                                            ------    ------    ------
          Total Product Sales.............................  62,167    77,301    70,675
                                                            ======    ======    ======
Product Sales Prices ($/barrel):
  Gasoline................................................  $32.72     28.21     27.03
  Middle distillates......................................  $29.01     24.40     24.47
  Heavy oils and residual products........................  $17.61     13.66     10.93
Number of Marketing Outlets Selling the Company's
  Gasoline(1):
  Alaska --
     7-Eleven convenience stores (Company-operated).......      33        32        32
     Branded stations.....................................     126        99        90
     Unbranded stations...................................      29        28        24
  Pacific Northwest -- branded stations...................      18        10        --
                                                            ------    ------    ------
     Total Locations......................................     206       169       146
                                                            ======    ======    ======

---------------

(1) Branded gasoline outlets sell the Company's gasoline under the "Tesoro Alaska" name. Outlets that sell the Company's gasoline under a different name are considered unbranded.

     The Company's refinery production was reduced in September 1996 for a scheduled 30-day maintenance downtime. During the maintenance period, the hydrocracker catalyst was replaced and, beginning in the fourth quarter of 1996, the Company was able to produce higher volumes of jet fuel, which better matches the Company's production with demand in Alaska. To further improve the refinery's feedstock and product slate, the Company intends to modify the refinery hydrocracker during 1997 at an estimated cost of $17 million. In conjunction with the modification and other initiatives, a refinery downtime of approximately 30 days is anticipated during 1997.

ALASKA MARKETING

     Gasoline. The Company distributes gasoline to end users in Alaska, either by retail sales through its 7-Eleven convenience store locations, by wholesale sales through 126 branded and 29 unbranded dealers and jobbers or by deliveries to major oil companies for their retail operations in Alaska in exchange for gasoline delivered to the Company on the U.S. West Coast. In 1996, the Company continued implementing initiatives to increase the Company's share of gasoline sales in Alaska and added 31 stations to its marketing network, including its initial expansion into Southeast Alaska with nine locations. Two uneconomic outlets were closed in 1996. The Company holds an exclusive license agreement for all 7-Eleven convenience stores in Alaska and operates such stores in 36 locations, 33 of which sell Company-branded gasoline. During 1996, these convenience stores sold an average of 53,000 gallons of gasoline per day. Gasoline produced in excess of Alaska's market demand is shipped to the U.S. West Coast or exported to the Far East by chartered vessel.

     Middle Distillates. The Company is a major supplier of commercial jet fuel into the Alaskan marketplace, with all of its production being marketed in Alaska to passenger and cargo airlines. The demand for jet fuel in Alaska currently exceeds the production of all refiners in Alaska, and several marketers, including the Company, import jet fuel into Alaska to meet excess demand. Substantially all of the Company's diesel fuel production is sold on a wholesale basis in Alaska primarily for marine and industrial purposes. Generally, the production of diesel fuel by refiners in Alaska is in balance with demand; however, because of the high variability of the demand, there are occasions when diesel fuel is imported into or exported from Alaska. See "Government Regulation and Legislation -- Environmental Controls" for a discussion of the effect of governmental regulations on the production of low-sulphur diesel fuel for on-highway use in Alaska.

     Heavy Oils and Residual Products. The refinery's vacuum unit uses residual fuel oil as a feedstock by further processing these volumes into light vacuum gas oil ("LVGO"), heavy vacuum gas oil ("HVGO") and vacuum tower bottoms ("VTB"). The LVGO is further processed in the refinery's hydrocracker, where it is converted into gasoline and jet fuel. HVGO is sold to refiners on the U.S. West Coast, where it is used as a catalytic hydrocracker feedstock, while the VTBs are generally sold on the U.S. West Coast where they are blended with light cycle oil to produce bunker fuel.

     In 1996, the Company began producing liquid asphalt, a heavy product left after petroleum is refined into gasoline and other products. Liquid asphalt, which is used in the manufacturing of concrete asphalt for paving, was sold to customers in Alaska and California. This product is seasonal in the Alaska market due to mild weather conditions needed for highway construction.

U.S. WEST COAST AND PACIFIC NORTHWEST MARKETING

     In 1996, the Company conducted wholesale marketing operations, primarily in Oregon and Washington, selling refined products in the bulk market and through nine terminal facilities, including four owned by the Company during the year. To a lesser extent, the Company sold refined products through numerous other terminals to facilitate disposal of inventories in California. In 1996, these operations sold approximately 14,000 barrels per day of refined products, primarily gasoline and diesel fuel, of which approximately 19% was received from major oil companies in exchange for products from the Company's refinery, approximately 13% was received directly from the refinery and 68% was purchased from other suppliers.

     In 1996, the Company expanded its retail presence in the Pacific Northwest by adding eight branded stations. At year-end 1996, the Company had 18 branded gasoline distributors in Oregon and Washington. The Company will continue to sell refined products in the Pacific Northwest through branded stations in addition to six terminal facilities, one of which is owned by the Company.

     Due to market conditions, the Company withdrew from certain West Coast markets and initiated a plan to sell its three Company-owned facilities in California. One of these facilities was sold in December 1996 and two facilities remain for sale at year-end.

TRANSPORTATION

     The Company charters an American flag vessel, the Potomac Trader, whose primary use is to transport ANS crude oil from the Trans Alaska Pipeline System ("TAPS") terminal at Valdez, Alaska to the Company's refinery. The Company charters another American flag vessel, the Chesapeake Trader, which is used primarily to transport heavy oils and residual products to the U.S. West Coast and occasionally to transport feedstocks to the Company's refinery. The Potomac Trader and Chesapeake Trader are chartered under five-year agreements expiring in 2000. Under an agreement expiring in June 1997, the Company charters a Russian flag vessel, the Igrim, which is used primarily to transport refined products from the Company's refinery to the Far East. The Company plans to continue marketing its products in the Far East and is evaluating transportation alternatives. From time to time, the Company also charters tankers and ocean-going barges to transport petroleum products to its customers within Alaska, on the U.S. West Coast and in the Far East.

     The Company operates a common carrier petroleum products pipeline from the Company's refinery to its terminal in Anchorage. This ten-inch diameter pipeline has a capacity to transport approximately 40,000 barrels of petroleum products per day and allows the Company to transport light products to the terminal throughout the year, regardless of weather conditions. During 1996, the pipeline transported an average of approximately 22,000 barrels of petroleum products per day, all of which were transported for the Company.

     The Company's subsidiary, KPL, is a common carrier pipeline and marine dock facility. By owning this facility, the Company is assured of uninterrupted use of the dock and pipeline for unloading crude oil feedstocks and loading product inventory on tankers and barges. During 1996, KPL transported approximately 47,200 barrels of crude oil per day and 34,100 barrels of refined products per day, all of which were transported for the Company.

     For further information on transportation in Alaska, see "Government Regulation and Legislation -- Environmental Controls."

EXPLORATION AND PRODUCTION

OVERVIEW

     The Exploration and Production segment is engaged in the exploration, development and production of natural gas and oil, primarily in the Wilcox Trend in South Texas and the Chaco Basin in Bolivia. In the U.S., the Company's focus has recently shifted outside of the maturing Bob West Field in South Texas to other areas. During 1996 and early 1997, the Exploration and Production segment purchased interests in the Frio/Vicksburg Trend adjacent to the Wilcox Trend in South Texas, the Cotton Valley Pinnacle Reef Play in East Texas and the Val Verde Basin in Southwest Texas. This segment also includes the transportation of natural gas, including the Company's production, to common carrier pipelines in the South Texas area. In Bolivia, the Company operates through two contracts with the Bolivian government to explore for and produce hydrocarbons. The Company's Bolivian gas production is sold under contract to the Bolivian government for export to Argentina. The majority of the Company's Bolivian natural gas and oil reserves are shut-in awaiting access to gas-consuming markets which is expected to be provided by a 1,900-mile pipeline from Bolivia to Brazil. The pipeline is scheduled to begin construction in late 1997, with first gas deliveries expected in 1999.

UNITED STATES

     Bob West Field. The Bob West Field, which was discovered by the Company in 1990, is located in the southern part of the Wilcox Trend in Starr and Zapata counties, Texas. The Wilcox Trend extends from Northern Mexico through South Texas into the other Gulf Coast states. Multiple pay sands exist within the Wilcox Trend, where extensive faulting has trapped hydrocarbons in numerous producing zones. Continued successful development of the Bob West Field led to the completion of 12 gross development wells during 1996. One well was being drilled at year-end and three additional well locations, all of which are expected to be drilled during 1997, have been selected for further development of this 4,000-acre field. During 1996, the

Company's net production from the Bob West Field averaged approximately 82 million cubic feet ("Mmcf") per day.

     The Company's revenue interests in the Bob West Field range from 28% to 57% and its working interests range from 33% to 70%. In addition, the Company owns a 70% interest in the field's central gas processing facility which has a capacity of 350 Mmcf per day. The Company also owns 25% of a central compression facility, rated at 10,000 horsepower with an estimated capacity of 150 Mmcf per day, that was installed in the Bob West Field in late 1996. During the first two months of operation, the Company's production in the Bob West Field increased by approximately 9 Mmcf per day primarily as a result of the new compression facility.

     Other Areas. In addition to the continued development of the Bob West Field, during 1996 the Company also participated in the drilling of six exploratory wells in other portions of the Wilcox Trend in South Texas, four of which were successfully completed as producing wells.

     In December 1996, the Company purchased 25% to 50% interests in portions of the Los Indios and La Reforma Fields, located in Hidalgo and Starr counties of South Texas, for $15 million. The two fields are located in the Frio/Vicksburg Trend, which lies immediately adjacent to the Wilcox Trend. The Company's working interest covers 11,700 acres and the acquisition is over 90% natural gas. The area is believed to have significant further development potential beyond the current net production of 6 Mmcf equivalents ("Mmcfe") per day and net proved reserves acquired of 20 billion cubic feet equivalents ("Bcfe"). The acquisition includes recent three-dimensional seismic data covering nearly 50 square miles which will be used to exploit the remaining reserve potential of the properties. Tesoro will jointly operate the fields with a private producer.

     During 1996, the Company also acquired interests in the Berry R. Cox and the West Goliad Fields for a total of $5.4 million. Both fields are located in South Texas in the Wilcox Trend. The acquisitions consisted of ten wells producing at initial rates totaling 6.7 Mmcfe per day. Workovers and recompletions have increased production to a total of 9.3 Mmcfe per day at year-end. In January 1997, one exploratory well and one development well were drilled and completed on these prospects and these wells are producing at a combined rate of 5.5 Mmcfe per day.

     Also, in 1996, the Company purchased approximately 35,000 net undeveloped acres for a total of $5.3 million. The acquired acreage is located in four areas, the Cotton Valley Pinnacle Reef Play in East Texas, the Val Verde Basin in Southwest Texas, the Frio/Vicksburg Trend in South Texas and the Wilcox Trend in South Texas.

     Reserves. The following table shows the estimated net proved reserves, based on evaluations prepared by Netherland, Sewell & Associates, Inc., and gross producing wells for each of the Company's U.S. fields as of December 31, 1996, compared with certain data at December 31, 1995:

                                                                                            DECEMBER 31,
                                                         DECEMBER 31, 1996                      1995
                                            --------------------------------------------   ---------------
                                               PRESENT
                                              VALUE OF                   NET PROVED GAS    NET PROVED GAS
                                               PROVED         GROSS         RESERVES          RESERVES
                                             RESERVES(1)    PRODUCTIVE   ---------------   ---------------
         FIELD            TEXAS COUNTIES    ($ THOUSANDS)     WELLS       BCFE       %      BCFE       %
         -----            --------------    -------------   ----------   ------    -----   ------    -----
Bob West...............  Starr and Zapata      $  178,623       61         88.0      75%    100.0      94%
Los Indios.............  Hidalgo                   16,746       29         16.8       14       --       --
Lopeno.................  Zapata                     6,190        5          3.7        3      2.1        2
Berry R. Cox...........  Webb                       7,053        5          2.9        3       --       --
La Reforma.............  Starr and Hidalgo          5,092       12          2.8        2       --       --
West Goliad............  Goliad                     5,351        8          2.3        2       --       --
Other..................                             3,681       13          1.4        1      4.3        4
                                               ----------      ---        -----     ----    -----     ----
                                               $  222,736      133        117.9     100%    106.4     100%
                                               ==========      ===        =====     ====    =====     ====

---------------

(1) Represents the discounted future net cash flows before income taxes. See Note O of Notes to Consolidated Financial Statements in Item 8 for additional information regarding the Company's proved reserves and standardized measure.

     Tennessee Gas Contract. In August 1996, the Supreme Court of Texas denied a motion for rehearing by Tennessee Gas Pipeline Company ("Tennessee Gas") and upheld all aspects of a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which had been the subject of litigation since 1990. As provided for in the Tennessee Gas Contract, the Company was selling a portion of the gas produced from two 352-acre producing units in the Bob West Field pursuant to a contract price ("Contract Price"). In 1996, approximately 12% of the Company's total U.S. production was sold under the Tennessee Gas Contract at a Contract Price that averaged $8.41 per thousand cubic feet ("Mcf"), representing 38% of the Company's U.S. natural gas revenues for the year. In December 1996, the Tennessee Gas Contract, which was to expire in January 1999, was terminated by the parties effective October 1, 1996, and the Company began selling this gas on the spot market. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note D of Notes to Consolidated Financial Statements in Item 8.

     Gas Gathering and Transportation. The Company owns a 70% interest in the Starr County Gathering System which consists of two ten-inch diameter pipelines and one twenty-inch diameter pipeline that transport natural gas eight miles from the Bob West Field to common carrier pipeline facilities. In addition, the Company owns a 50% interest in the twenty-inch diameter Starr-Zapata natural gas pipeline that was constructed during 1994 to transport gas 26 miles from the Starr County Gathering System to a market hub at Fandango, Texas. The Company does not operate either facility. During 1996, the gross average daily throughput was 205 Mmcf per day for the Starr County Gathering System and 173 Mmcf per day for the Starr-Zapata pipeline, with approximately 50% of the throughput consisting of the Company's working interest share of Bob West Field production. The Starr County Gathering System receives a transportation fee of $.06 per Mcf and the Starr-Zapata Pipeline receives a fee of $.07 per Mcf for volumes transported.

     For further information regarding the Company's U.S. operations, see Notes B, C, N and O of Notes to Consolidated Financial Statements in Item 8.

  U.S. Operating Statistics

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996        1995       1994
                                                              -------    --------    -------
Net Natural Gas Production (average daily Mcf)..............   87,654     114,490     83,796
Average Natural Gas Sales Price ($/Mcf):
  Spot market(1)............................................  $  1.95        1.34       1.48
  Tennessee Gas Contract(2).................................  $  8.41        8.41       7.93
  Weighted average..........................................  $  2.75        2.57       2.86
Average Operating Expenses ($/Mcfe):
  Lease operating expenses..................................  $   .14         .11        .11
  Severance taxes...........................................      .03         .18        .18
                                                              -------    --------    -------
     Total production costs.................................      .17         .29        .29
  Administrative support and other..........................      .10         .06        .08
                                                              -------    --------    -------
     Total operating expenses...............................  $   .27         .35        .37
                                                              =======    ========    =======
Depletion Rate ($/Mcfe).....................................  $   .79         .69        .79
Exploratory Wells Drilled:
  Productive -- Gross.......................................      4.0         5.0        3.0
  Productive -- Net.........................................      1.7         1.5        1.5
  Dry holes -- Gross........................................      2.0         4.0        2.0
  Dry holes -- Net..........................................      1.0         2.1        1.1
Development Wells Drilled:
  Productive -- Gross.......................................     15.0        17.0       20.0
  Productive -- Net.........................................      6.3         9.7       11.1
  Dry holes -- Gross........................................      1.0          --        1.0
  Dry holes -- Net..........................................       .5          --         .4

                                                              JANUARY 31, 1997
                                                              -----------------
                                                              GROSS        NET
                                                              ------      -----
Productive Gas Wells(3).....................................    133        61.0
Acreage (in thousands):
  Developed.................................................     27           9
  Undeveloped...............................................    109          46

---------------

(1) Includes effects of the Company's natural gas price agreements which amounted to a loss of $.11 per Mcf in 1996 and a gain of $.01 per Mcf in 1995 and 1994 (see Note N of Notes to Consolidated Financial Statements in
    Item 8).

(2) See Note D of Notes to Consolidated Financial Statements in Item 8 related to the Tennessee Gas Contract.

(3) Included in total productive wells are 8 gross (.4 net) wells with multiple completions. At January 31, 1997, the Company was participating in the drilling of 8 gross (3.7 net) wells.

(4) Mcfe is defined as net equivalent one thousand cubic feet.

BOLIVIA

     The Company's Bolivian exploration and production operations are located in southern Bolivia near the border of Argentina, where the Company has discovered six fields since 1976 with estimated net proved natural gas reserves of 253 Bcfe at December 31, 1996. With gross average production of 55 Mmcfe per day in 1996, Tesoro is one of the largest operators in Bolivia. The Company is the operator of a joint venture that holds two Shared Risk Contracts with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), the Bolivian state-owned oil and gas company.

     Bolivian Hydrocarbons Law. In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. During 1996, the Company signed agreements to convert its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company is not satisfied with modifications to the Bolivian fiscal law. The Company expects to complete this conversion during the first half of 1997. The new contracts extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contracts will extend the term of the Company's operations for Block 18 ten additional years to the year 2017. For Block 20, the new contract extends the Company's term 21 additional years to the year 2029 for acreage that is in the exploration phase of the contract, and 10 additional years to the year 2018 for an area within Block 20 that is designated as being in the development phase of the new contract. The new contract provisions, along with a substantial discovery during 1996, significantly increased the Company's reserves (see Note O of Notes to Consolidated Financial Statements in Item 8).

     Access To New Markets. A lack of market access has constrained natural gas production in Bolivia. With little internal gas demand, all of the Company's Bolivian natural gas production is sold under contract to the Bolivian government for export to Argentina. Major developments in South America indicate that new markets may open for the Company's production in the near future. Progress has been made toward construction of a new 1,900-mile pipeline that will link Bolivia's extensive gas reserves with markets in Brazil. In early 1997, a contract to supply pipe for the project was awarded. Construction is scheduled to start in late 1997, with first gas deliveries expected in 1999.

     Block 18. The Company has a 75% interest in a Shared Risk Contract, subject to final conversion, expiring in 2017 and covering 92,625 acres in Block 18. During 1996, the Company's net production from this block averaged 20.3 Mmcf of gas per day and 584 barrels of condensate per day.

     The new contract for Block 18 provides that the Company and its joint venture participant will continue to be subject to a 29% participation that was stipulated in YPFB's favor in the old contract. In addition, income taxes and taxes on gross revenues will be paid which are expected to equal 31% of Block 18 gross revenues, leaving the Company and its joint venture participant with 40% of Block 18 revenues, after royalties and taxes. The aftertax effect of the new contract is essentially the same as the old contract. The Company is currently selling all of its natural gas production from the La Vertiente, Escondido and Taiguati Fields in Block 18 to YPFB which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, S.A. ("YPF"), a publicly-held company based in Argentina. During 1994, the contract between YPFB and YPF was extended through March 31, 1997, maintaining approximately the same volumes as the previous contract. YPFB and YPF are currently negotiating a two-year contract extension through March 1999. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF.

     Block 20. The Company has a 72.6% interest in a Shared Risk Contract, subject to final conversion, expiring in 2029 and covering 787,313 acres in Block 20. For Block 20, the Company and its joint venture participant will no longer be required to pay a 19% royalty that had been required under the old contract. Under the old contract, taxes on gross revenues were paid to the national and local governments totaling 31% of gross revenues. Under the new contract, a combination of income taxes and taxes on gross revenues are expected to approximate the amount of taxes paid under the old contract. The Company is investigating whether the Bolivian taxes can be treated as creditable for U.S. tax purposes.

     During 1996, the Company drilled two discovery wells in Bolivia. The Palo Marcado X-4 found gas in four zones and had a combined test flow rate of 19.1 Mmcf per day. The well will be reentered in 1997 to test a fifth, deeper zone that may also bear hydrocarbons. The discovery added 65 Bcfe of net proved reserves for Tesoro. In 1997, a three-dimensional seismic survey is planned for the Palo Marcado structure, as well as the shut-in Los Suris Field. A second discovery well, the Ibibobo X-2, found hydrocarbons in two zones and was the Company's first oil discovery in the country. Additional three-dimensional seismic work is required to identify appraisal drilling sites on this structure. Both discoveries, which are shut-in due to a lack of market, are expected to be placed on production following completion of the Bolivia-Brazil pipeline.

     Reserves. The table below shows the estimated net proved reserves, based on evaluations prepared by Netherland, Sewell & Associates, Inc., and gross productive wells for each of the Company's Bolivian fields as of December 31, 1996, compared with certain data at December 31, 1995. Each of the following fields is operated by the Company:

                                                       DECEMBER 31, 1996                            DECEMBER 31, 1995
                               -----------------------------------------------------------------   --------------------
                                                 NET PROVED RESERVES
                                            -----------------------------
                                               OIL        GAS                   PV-10 AFTER            PV-10 AFTER
                                 GROSS      (MILLIONS   (BILLION             BOLIVIAN TAXES(1)      BOLIVIAN TAXES(1)
                               PRODUCTIVE      OF        CUBIC     TOTAL    --------------------   --------------------
FIELD                  BLOCK     WELLS      BARRELS)     FEET)     (BCFE)   ($ THOUSANDS)    %     ($ THOUSANDS)    %
-----                  -----   ----------   ---------   --------   ------   -------------   ----   -------------   ----
Palo Marcado.........   20          2          1.5       101.7     110.5       $24,667       38%      $    --       --%
Escondido............   18          5          1.3        64.8      72.8        23,330        36       15,577        58
Los Suris............   20          2           .5        46.8      50.0        13,135        20        3,043        11
La Vertiente.........   18          5           .4        16.5      19.0         3,090         5        8,162        30
Taiguati.............   18          1           --          .7        .7           221         1          376         1
                                   --          ---       -----     -----       -------      ----      -------      ----
                                   15          3.7       230.5     253.0       $64,443      100%      $27,158      100%
                                   ==          ===       =====     =====       =======      ====      =======      ====

---------------

(1) Represents the after Bolivian tax discounted future net cash flows, which included an increase of $23 million at December 31, 1996 due to the anticipated completion of the Bolivia-Brazil pipeline. See Notes B and O of Notes to Consolidated Financial Statements in Item 8 for additional information regarding the Company's proved reserves and standardized measure.

     For further information regarding the Company's Bolivian operations, see Notes B and O of Notes to Consolidated Financial Statements in Item 8.

  Bolivia Operating Statistics

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1996       1995       1994
                                                         -------    -------    -------
Net Production(1):
  Natural gas (average daily Mcf)......................   20,251     18,650     22,082
  Condensate (average barrels per day).................      584        567        733
Average Sales Price:
  Natural gas ($/Mcf)..................................  $  1.33       1.28       1.20
  Condensate ($/barrel)................................  $ 17.98      14.39      13.28
Average Operating Expenses ($/Mcfe):
  Production costs.....................................  $   .10        .07        .06
  Value-added taxes....................................      .05        .06        .10
  Administrative support and other.....................      .27        .35        .25
                                                         -------    -------    -------
          Total Operating Expenses.....................  $   .42        .48        .41
                                                         =======    =======    =======
Depletion Rate ($/Mcfe)................................  $   .15        .03         --
Exploratory Wells Drilled:
  Productive -- Gross..................................      2.0        1.0        1.0
  Productive -- Net....................................      1.5         .7         .7
  Dry Holes -- Gross...................................       --         --        1.0
  Dry Holes -- Net.....................................       --         --         .7

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                              GROSS        NET
                                                              -----        ----
Productive Gas Wells(2).....................................    15         11.2
Acreage (in thousands):
  Developed.................................................    93           69
  Undeveloped...............................................   787          571

---------------

(1) Represents the Company's net production before Bolivian taxes, which were payable in-kind for the years presented.

(2) Included in total productive wells are 4 gross (3.0 net) wells with multiple completions. At December 31, 1996, the Company was participating in the drilling of 2 gross (1.5 net) wells.

WORLDWIDE RESERVE REPLACEMENT AND COSTS OF ADDING RESERVES

     In 1996, the Company's worldwide proved reserve additions included 113 Bcfe from discoveries, extensions and domestic purchases of proved properties (65 Bcfe from Bolivia and 48 Bcfe domestically); 36 Bcfe from extensions in the terms of the Company's Bolivian contracts and 62 Bcfe from other changes in the Bolivian Hydrocarbons Law; less 4 Bcfe from revisions of previous estimates. Excluding revisions, 211 Bcfe were added for a 517% replacement of 41 Bcfe of production. Additions were realized with an 87.5% drilling success rate during 1996, reflecting a 94% success rate on 16 development wells and a 75% success rate on 8 exploratory wells. The Company's three-year worldwide average cost of adding these reserves was $.53 per Mcfe. Domestically, 48 Bcfe were added for a 151% replacement of 32 Bcfe of production. The three-year average cost of adding domestic reserves was $.94 per Mcfe. See Note O of Notes to Consolidated Financial Statements in Item 8.

MARINE SERVICES

OVERVIEW

     The Company's Marine Services segment markets and distributes a broad range of products, including diesel fuel, lubricants, chemicals and supplies, and provides logistical support services to the marine and offshore exploration and production industries operating in the Gulf of Mexico through a network of 20 terminals. These deep water marine terminals are located on the Texas Gulf Coast in Galveston, Freeport, Harbor Island, Port O'Connor, Ingleside and Sabine Pass. The Company also operates along the Louisiana Gulf Coast with terminals in Cameron, Intracoastal City, Morgan City, Venice, Eunice, Amelia and Harahan. These terminals are bulkheaded and dredged to provide easy access to vessels receiving products for delivery to customers. Products are delivered offshore aboard vessels owned or chartered by customers, which include companies engaged in oil and gas exploration and production, seismic evaluation, offshore construction and other drilling-related businesses.

     The Marine Services segment achieved profitability in 1996 after a merger and restructuring that established the Company as a major marine terminal operator in the Gulf of Mexico. In February 1996, the Company purchased 100% of the capital stock of Coastwide Energy Services, Inc. ("Coastwide"), a company that provided shore-based services for the offshore exploration and production industry, for approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash. These operations were combined with the Company's marine petroleum distribution operation, forming a Marine Services segment. See Note C of Notes to Consolidated Financial Statements in Item 8.

DIESEL FUEL AND LUBRICANTS

     Diesel fuel and lubricants, which are used in operations such as offshore drilling rigs, offshore production and transmission platforms and various ships and equipment engaged in seismic surveys, are marketed and distributed from all 20 of the Company's terminals. Through these terminals and a fleet of six tugboats (including three owned by the Company) and 14 barges (including ten owned by the Company), the Company serves offshore workboats, tugboats and barges using the Intracoastal Canal System, as well as ships entering the ports of Houston, New Orleans, Lake Charles, Corpus Christi and Port Arthur. Tesoro obtains its supply of diesel fuel from refiners in the Gulf Coast area. Total gallons of diesel fuel and other refined products sold by Marine Services amounted to 142.7 million, 112.5 million and 119.2 million in 1996, 1995 and 1994, respectively. The Company is a distributor of lubricants and cylinder oil produced by certain major oil companies, which are delivered to customers by trucks or barges.

SERVICES

     Through nine of its terminals, the Company provides full-service shore-based support for offshore drilling rigs and production platforms. These quayside services include loading docks and slips for offshore supply boats. In addition, the Company provides dispatchers and stevedores, cranes, forklifts, warehouses, office and dormitory accommodations, helicopter landing pads and car parking for offshore workers. Tesoro also serves as delivery points for drilling products, primarily mud, by providing warehousing, inventory control and delivery services. Tesoro's bunkering services operate in major ports along the Texas and Louisiana Gulf Coast. In 1996, 1995 and 1994, revenues from services amounted to $10.9 million, $3.1 million and $2.7 million, respectively.

COMPETITION AND OTHER

     The oil and gas industry is highly competitive in all phases, including the refining and marketing of crude oil and petroleum products and the search for and development of oil and gas reserves. The industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial, individual and other consumers. The Company competes with a substantial number of major integrated oil companies and other companies having materially greater financial and other resources. These competitors have a greater ability to bear the economic risks inherent in all phases of the industry. In addition, unlike the Company, many competitors also produce large volumes of crude oil that may be used in connection with their refining operations. The North American Free Trade Agreement has further streamlined and simplified procedures for the importation and exportation of natural gas among Mexico, the United States and Canada. These changes are likely to enhance the ability of Canadian and Mexican producers to export natural gas and other products to the United States, thereby further increasing competition for domestic sales.

     The refining and marketing businesses are highly competitive, with price being the principal factor in competition. In the refining market, the Company's refinery competes primarily with other refineries in Alaska and on the U.S. West Coast. The Company's refining competition in Alaska includes a refinery situated near Fairbanks owned by MAPCO, Inc. and two refineries situated near Valdez and Fairbanks owned by Petro Star Inc. The Company estimates that such other refineries have a combined capacity to process approximately 176,000 barrels per day of crude oil. ANS crude oil is the only feedstock used in these competing refineries. After processing the crude oil and removing the lighter-end products, which represent approximately 30% of each barrel processed, these refiners are permitted, because of their direct connection to the TAPS, to return the remainder of the processed crude back into the pipeline system as "return oil" in consideration for a fee, thereby eliminating their need to market residual products. The Company's refinery is not directly connected to the TAPS, and the Company, therefore, cannot return its residual products to the TAPS. The Company's refining competition from the U.S. West Coast includes many large, integrated oil companies that do substantial business in Alaska and have materially greater financial and other resources. A growing number of foreign sources also compete with the Company.

     The Company's marketing business in Alaska is segmented by product line. The Company is a substantial producer and distributor of gasoline in Alaska, with the largest network of branded and unbranded dealers and jobbers. The Company is a supplier to a major oil company through a product exchange agreement, whereby gasoline in Alaska is provided in exchange for gasoline delivered to the Company on the U.S. West Coast. Jet fuel sales are concentrated in Anchorage, where the Company is one of the principal suppliers to the Anchorage International Airport, which is a major hub for air cargo traffic to the Far East. Diesel fuel is sold primarily on a wholesale basis.

     The Company's Pacific Northwest marketing business is primarily a distribution business selling to independent dealers and jobbers outside major urban areas. In addition, the Company sells to 18 branded gasoline distributors in the Pacific Northwest who obtain the majority of their supply from the Company's refinery in Alaska. The Company competes against independent marketing companies and integrated oil companies when engaging in these marketing operations.

     Demand for services and products offered by the Company's Marine Services segment is closely related to the level of oil and gas exploration, development and production in the Gulf of Mexico. Various factors, including general economic conditions, demand for and prices of natural gas, availability of equipment and materials and government regulations and energy policies cause exploration and development activity to fluctuate and directly impact the revenues of the Marine Services segment. Management believes that the principal competitive factors affecting the Marine Services operations are location of facilities, availability of logistical support services, experience of personnel and dependability of service. The market for the Marine Services segment's products and services, particularly diesel fuel, is price sensitive. The Company competes with several independent operations, and in certain locations with one or more major mud companies who maintain their own marine terminals.

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

     Order No. 636, issued April 8, 1992, reflected the FERC's finding that under the current regulatory structure, interstate pipelines and other gas merchants, including producers, do not compete on an equal basis. The FERC asserted that Order No. 636 was designed to equalize that marketplace. This equalization process was implemented largely through negotiated settlements in individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., gathering, transportation, sales and storage) provided by many interstate pipelines so that producers of natural gas may secure services from the most economical source, whether interstate pipelines or other parties. The result of the FERC initiatives has brought to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only gathering, transportation and storage services for others which will buy and sell natural gas. The FERC has issued final orders in all of the individual pipeline restructuring proceedings and all of the interstate pipelines are now operating under new open access tariffs.

     In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price which shippers can charge for released capacity. The FERC has also issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.

     Although Order No. 636 does not regulate gas producers, such as the Company, Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its gas sales efforts. The U.S. Court of Appeals for the District of Columbia Circuit has affirmed the Commission's Order No. 636 restructuring rule and remanded certain issues for further explanation or clarification. Numerous petitions seeking judicial review of the individual pipeline restructuring orders are currently pending in the United States Court of Appeals for the District of Columbia Circuit. It is not possible to predict what, if any, effect the order on remand or the Court's decision in the individual pipeline cases will have on the Company. The Company does not believe, however, that it will be affected any differently than other gas producers or marketers with which it competes.

     In 1993, the FERC initiated a proceeding seeking industry-wide comments about its role in regulating natural gas gathering performed by interstate pipelines or their affiliates. The proceeding did not result in a proposed rulemaking. In 1994, the FERC granted a number of interstate pipeline applications to abandon certificated gathering facilities to non-jurisdictional entities. Under those orders, the rates charged by these entities, which may or may not be affiliated with the interstate pipeline, are not regulated by the FERC. Under the individual orders, gathering services must be continued to existing customers under "default" contracts and be provided in an open-access and non-discriminatory manner. The District of Columbia Court of Appeals upheld the Commission's decision to not regulate gathering rates but found that the Commission's "default" contract requirement was unlawful as outside the Commission's jurisdiction. The court remanded the case to the Commission and the agency has not yet acted on remand. The U.S. Supreme Court declined to review the D.C. Circuit's decision.

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

     Environmental Controls. Federal, state, area and local laws, regulations and ordinances relating to the protection of the environment affect all operations of the Company to some degree. An example of a federal environmental law that will require operational additions and modifications is the Clean Air Act, which was amended in 1990. While the Company believes that its facilities generally are in substantial compliance with current regulatory standards for air emissions, over the next several years the Company's facilities will be required to comply with the new requirements being adopted and promulgated by the U.S. Environmental Protection Agency ("EPA") and the states in which the Company operates. These regulations will necessitate the installation of additional controls or other modifications or changes in use for certain emission sources. Specifics as to the cost of these requirements, at certain facilities, are still being determined. As part of these requirements, the Company's refinery as well as some other Company facilities will be required to submit an application for a Clean Air Act Amendment Title V permit; dates of submittal of these applications vary upon the implementation of the State's Title V permit program. The Company believes it can comply with these new requirements, and in some cases already has done so, without adversely affecting operations.

     The passage of the Federal Clean Air Act Amendments of 1990 prompted adoption of regulations by the State of Alaska obligating the Company to produce oxygenated gasoline for delivery to the Anchorage and Fairbanks, Alaska markets starting on November 1, 1992. Controversies surrounding the potential health effects in Arctic regions of oxygenated gasoline containing methyl tertiary butyl ether ("MTBE") prompted early discontinuance of the program in Fairbanks. On October 21, 1993, the United States Congress granted the State one additional year of exemption from requiring the use of oxygenated gasoline. In addition, the EPA has been directed to conduct additional studies of potential health effects of oxygenated fuel in Alaska. The State of Alaska mandated the use of oxygenated fuels containing ethanol in the Anchorage area from November 1 through the last day of February of the succeeding year. No requirements for use of such products in Fairbanks have been issued, but are expected. Additional federal regulations promulgated on August 21, 1990, which went into effect on October 1, 1993, set limits on the quantity of sulphur in on-highway diesel fuels which the Company produces. The State filed an application with the federal government in February 1993 for a waiver from this requirement since only 5% of the diesel fuel sold in Alaska was for on-highway vehicles. On March 14, 1994, the EPA granted the State of Alaska a waiver from the requirements of the EPA's low sulphur diesel fuel program, permanently exempting Alaska's remote areas and providing a temporary exemption for areas served by the Federal Aid Highway System until October 1, 1996. On August 19, 1996, the EPA extended the temporary exemption until October 1, 1998. The Company estimates that substantial capital expenditures would be required to enable the Company to produce low-sulphur diesel fuel to meet these federal regulations. If the State is unable to obtain a permanent waiver from the federal regulations, the Company would discontinue sales of diesel fuel for on-highway use after October 1, 1998. The Company estimates that such sales accounted for less than 1% of its refined product sales in Alaska during 1996. While the Company is unable to predict the outcome of these matters, their ultimate resolution should not have a material impact on its operations.

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

     Regulations promulgated by the Alaska Department of Environmental Conservation ("ADEC") would have required the installation of dike liners in secondary containment systems for petroleum storage tanks by January 1997. Such installation would have required the Company to make capital improvements starting in 1996 of approximately $9.5 million. However, on December 18, 1996, ADEC approved the Company's alternative compliance schedule which allows the Company until the year 2002 to implement alternative secondary containment systems for the Company's existing petroleum storage tank facilities in the State of Alaska at a reduced cost of approximately $6 million.

     Underground Storage Tanks. Regulations promulgated by the EPA on September 23, 1988, require that all underground storage tanks used for storing gasoline or diesel fuel either be closed or upgraded not later than December 22, 1998, in accordance with standards set forth in the regulations. The Company's service stations subject to the upgrade requirements are limited to locations within the State of Alaska. The Company continues to monitor, test and make physical improvements in its current operations, which result in a cleaner environment. The Company is required to make expenditures for removal or upgrading of underground storage tanks at several of its current and former service station locations by December 22, 1998; the Company expects that such expenditures during 1997 will cost approximately $2 million.

     Environmental Expenditures. The Company's capital expenditures for environmental control purposes totaled $.7 million during 1996. The Company anticipates that it will incur total capital expenditures for such purposes of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska. For further information regarding environmental matters, see "Legal Proceedings" in Item 3 and "Environmental Controls" and "Underground Storage Tanks" discussed above.

BOLIVIA

     The Company's operations in Bolivia are subject to the Bolivian Hydrocarbons Law and various other laws and regulations. The Hydrocarbons Law imposes certain requirements on the Company's ability to conduct its operations in Bolivia. In the Company's opinion, neither the Hydrocarbons Law nor other requirements currently imposed by Bolivian laws, regulations and practices will have a material adverse effect upon its Bolivian operations. In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operation in Bolivia. For information on the Bolivian Hydrocarbons Law and Bolivian taxation, see "Exploration and Production -- Bolivia" discussed above.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 1,000 persons, of which approximately 40 were located in foreign countries. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Company's executive officers, their ages and their positions with the Company at February 28, 1997.

                                                                                         POSITION HELD
NAME                             AGE                       POSITION                          SINCE
----                             ---                       --------                      -------------
Bruce A. Smith.................  53    Chairman of the Board of Directors, President          June 1996
                                       and Chief Executive Officer
James C. Reed, Jr..............  52    Executive Vice President, General Counsel and     September 1995
                                       Secretary
William T. Van Kleef...........  45    Executive Vice President, Operations              September 1996
Don E. Beere...................  56    Vice President, Controller                            April 1992
Thomas E. Reardon..............  50    Vice President, Human Resources and               September 1995
                                       Environmental
Gregory A. Wright..............  47    Vice President and Treasurer                      September 1995

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

     Bruce A. Smith -- Chairman of the Board of Directors, President and Chief Executive Officer since June 1996. President and Chief Executive Officer from September 1995 to June 1996. Executive Vice President, Chief Financial Officer and Chief Operating Officer from July 1995 through September 1995. Executive Vice President responsible for Exploration and Production Operations and Chief Financial Officer from September 1993 to July 1995. Vice President and Chief Financial Officer from September 1992 to September 1993. Vice President and Treasurer of Valero Energy Corporation from 1986 to 1992.

     James C. Reed, Jr. -- Executive Vice President, General Counsel and Secretary since September 1995. Senior Vice President, General Counsel and Secretary from August 1994 to September 1995. Vice President, General Counsel and Secretary from September 1993 to August 1994. Vice President, Secretary from December 1992 to September 1993. Vice President, Secretary of Tesoro Petroleum Companies, Inc., from February 1992 to December 1992. Vice President, Assistant Secretary of Tesoro Petroleum Companies, Inc., from 1990 to 1992.

     William T. Van Kleef -- Executive Vice President, Operations since September 1996. Senior Vice President and Chief Financial Officer from September 1995 to September 1996. Vice President, Treasurer from March 1993 to September 1995. Financial Consultant from January 1992 to February 1993.

     Don E. Beere -- Vice President, Controller since April 1992. Vice President, Controller of Tesoro Petroleum Companies, Inc. from February 1992 to April 1992. Vice President, Internal Audit and Management Systems of Tesoro Petroleum Companies, Inc. from 1990 to 1992.

     Thomas E. Reardon -- Vice President, Human Resources and Environmental since September 1995. Vice President, Human Resources and Environmental Services of Tesoro Petroleum Companies, Inc. from October 1994 to September 1995. Vice President, Human Resources of Tesoro Petroleum Companies, Inc. from February 1990 to October 1994.

     Gregory A. Wright -- Vice President and Treasurer since September 1995. Vice President, Corporate Communications from February 1995 to September 1995. Vice President, Corporate Communications of Tesoro Petroleum Companies, Inc. from January 1995 to February 1995. Vice President, Business Develop-ment of Valero Energy Corporation from 1994 to January 1995. Vice President, Corporate Planning of Valero Energy Corporation from 1992 to 1994. Vice President, Investor Relations of Valero Energy Corporation from 1989 to 1992.

ITEM 2.  PROPERTIES

     See information appearing under Item 1, Business herein and Notes B, C and O of Notes to Consolidated Financial Statements in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, along with numerous other parties, has been identified by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the Mud Superfund site in Abbeville, Louisiana ("Site"). The Company arranged for the disposal of a minimal amount of materials at the Site, but CERCLA might impose joint and several liability on each PRP at the Site. The EPA is seeking reimbursement for its response costs incurred to date at the Site, as well as a commitment from the PRPs either to conduct future remedial activities or to finance such activities. The extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved, and an estimated total cost of approximately $500,000 among all of the parties to close the Site. The Company is currently involved in settlement discussions with the EPA and other PRP's involved at the Site. The Company expects, based on these discussions, that its liability at the Site will not exceed $25,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange and the Pacific Stock Exchange. The per share market price ranges for the Company's Common Stock during 1996 and 1995 are summarized below:

                                                          1996            1995
                                                      ------------    ------------
                      QUARTERS                        HIGH    LOW     HIGH    LOW
                      --------                        ----    ----    ----    ----
First...............................................  $ 9 1/8  8      10 5/8  8 3/4
Second..............................................  $11 5/8  8 1/4  12      9 1/2
Third...............................................  $13 1/2 10 1/2  10 3/8  8
Fourth..............................................  $15 1/2 12 7/8   9 1/2  7 1/4

     At February 28, 1997, there were approximately 3,700 holders of record of the Company's 26,426,333 outstanding shares of Common Stock. The Company did not pay dividends on its Common Stock for the periods set forth above.

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

                                                                        YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                1996      1995      1994     1993     1992
                                                              --------   -------   ------   ------   ------
                                                                 (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
REVENUES
Gross Operating Revenues --
  Refining and Marketing....................................  $  745.4     771.0    687.0    687.2    810.7
  Exploration and Production
    U.S. oil and gas........................................      88.4     107.3     87.5     48.4     18.2
    U.S. gas transportation.................................       5.4       5.7      3.1      1.0       --
    Foreign(1)..............................................      13.7      11.7     13.2     12.6     23.9
  Marine Services(2)........................................     122.5      74.5     77.9     80.7     93.1
                                                              --------   -------   ------   ------   ------
         Total Gross Operating Revenues.....................     975.4     970.2    868.7    829.9    945.9
Income from Settlement of a Natural Gas Contract(3).........      60.0        --       --       --       --
Other, Including Gain (Loss) on Asset Sales(3)..............       4.4      32.7      3.2       .5      6.4
                                                              --------   -------   ------   ------   ------
         Total Revenues.....................................  $1,039.8   1,002.9    871.9    830.4    952.3
                                                              ========   =======   ======   ======   ======
SEGMENT OPERATING PROFIT (LOSS)(3)
  Refining and Marketing....................................  $    6.0        .7      2.4     15.2    (14.9)
  Exploration and Production
    U.S. oil and gas........................................     119.1      96.9     52.1     31.4      8.9
    U.S. gas transportation.................................       4.8       5.1      2.9       .9       --
    Foreign(1)..............................................       8.8       7.6      9.3      8.4     20.2
  Marine Services(2)........................................       6.1      (4.4)    (2.3)    (3.6)    (4.7)
                                                              --------   -------   ------   ------   ------
         Total Segment Operating Profit.....................  $  144.8     105.9     64.4     52.3      9.5
                                                              ========   =======   ======   ======   ======
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM(4)................  $   76.8      57.5     20.5     17.0    (65.9)
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, NET OF INCOME
  TAXES.....................................................      (2.3)     (2.9)    (4.8)      --       --
                                                              --------   -------   ------   ------   ------
NET EARNINGS (LOSS).........................................  $   74.5      54.6     15.7     17.0    (65.9)
                                                              ========   =======   ======   ======   ======
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK..............  $   74.5      54.6     13.0      7.8    (75.1)
                                                              ========   =======   ======   ======   ======
EARNINGS (LOSS) PER SHARE
  Earnings (Loss) Before Extraordinary Item(4)..............  $   2.90      2.29      .77      .54    (5.34)
  Extraordinary Loss on Debt Extinguishment, Net............      (.09)     (.11)    (.21)      --       --
                                                              --------   -------   ------   ------   ------
  Net Earnings (Loss).......................................  $   2.81      2.18      .56      .54    (5.34)
                                                              ========   =======   ======   ======   ======
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
  Primary...................................................      26.5      25.1     23.2     14.3     14.1
  Fully Diluted.............................................      26.5      25.1     24.7     19.1     18.8
CASH FLOWS FROM (USED IN)
  Operations................................................  $  179.0      35.4     60.3     21.8     11.4
  Investing.................................................     (94.2)      2.4    (91.2)   (23.4)   (21.1)
  Financing.................................................     (75.9)    (37.9)     8.3     (8.7)    (4.5)
                                                              --------   -------   ------   ------   ------
    Increase (Decrease) in Cash and Cash Equivalents........  $    8.9       (.1)   (22.6)   (10.3)   (14.2)
                                                              ========   =======   ======   ======   ======
CAPITAL EXPENDITURES(5)
  Refining and Marketing....................................  $   11.1       9.3     32.0      7.1      3.7
  Exploration and Production
    U.S. oil and gas........................................      59.7      49.4     60.4     28.6      8.9
    U.S. gas transportation.................................        --        .2      5.2       .7       --
    Foreign(1)..............................................       6.9       3.8       --       --       .4
  Marine Services and Other.................................       7.3       1.2      2.0      1.1      2.4
                                                              --------   -------   ------   ------   ------
         Total Capital Expenditures.........................  $   85.0      63.9     99.6     37.5     15.4
                                                              ========   =======   ======   ======   ======
BALANCE SHEET AND OTHER DATA
  Current Assets............................................  $  237.3     182.5    182.1    196.5    228.4
  Property, Plant and Equipment, Net........................  $  316.5     261.7    273.3    213.2    198.5
  Total Assets..............................................  $  582.6     519.2    484.4    434.5    446.7
  Current Liabilities.......................................  $  137.8     105.0     96.2     72.0    105.8
  Working Capital...........................................  $   99.5      77.5     85.9    124.5    122.6
  Current Ratio.............................................    1.72:1    1.74:1   1.89:1   2.73:1   2.16:1
  Long-Term Debt and Other Obligations(6)...................  $   79.3     155.0    192.2    180.7    175.5
  Redeemable Preferred Stock(6).............................  $     --        --       --     78.1     71.7
  Stockholders' Equity (6)(7)...............................  $  304.1     216.5    160.7     58.5     50.7

---------------

(1) Represents the Company's Bolivian operations, except for 1992 which also included a former operation in Indonesia that was sold.

(2) Beginning in February 1996, the Marine Services segment includes the results of operations of an acquired entity (see Note C of Notes to Consolidated Financial Statements in Item 8).

(3) Segment operating profit (loss) is gross operating revenues, gains and losses on asset sales and other income less applicable costs of sales, operating expenses, depreciation, depletion and other items. Income taxes, interest expense, interest income and corporate expenses are not included in determining operating profit. In the Exploration and Production segment, operating profit included income of $60 million from termination of a natural gas contract in 1996 and a gain of $33 million from the sale of certain interests in the Bob West Field in 1995 (see Notes B, C and D of Notes to Consolidated Financial Statements in Item 8). In addition, operating profit included $25 million, $47 million, $39 million, $20 million and $8 million in the years 1996, 1995, 1994, 1993 and 1992, respectively, from the excess of the natural gas contract prices over spot market prices (see Note D of Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7).

(4) The net loss for 1992 is after a charge of $20.6 million ($1.47 per share) for the cumulative effect of the adoption of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes".

(5) Excludes acquisitions of stock.

(6) For information on the Company's recapitalization and equity offering in 1994, see Note K of Notes to Consolidated Financial Statements in Item 8.

(7) No dividends were paid on common shares during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     Net earnings of $74.5 million ($2.81 per share) in 1996 compare to $54.6 million ($2.18 per share) in 1995 and $15.7 million ($.56 per share) in 1994. Noncash extraordinary losses for early extinguishment of debt amounted to $2.3 million in 1996, $2.9 million in 1995 and $4.8 million in 1994. Earnings before extraordinary losses amounted to $76.8 million ($2.90 per share), $57.5 million ($2.29 per share) and $20.5 million ($.77 per share) in 1996, 1995 and 1994, respectively. Comparability between the results for these years was impacted by significant items which are highlighted in the table below (in millions except per share amounts):

                                                              1996    1995    1994
                                                              -----   -----   ----
Net Earnings as Reported....................................  $74.5    54.6   15.7
Extraordinary Loss on Debt Extinguishment, Net of Income Tax
  Benefit...................................................    2.3     2.9    4.8
                                                              -----   -----   ----
Earnings Before Extraordinary Item..........................   76.8    57.5   20.5
                                                              -----   -----   ----
Significant Items Affecting Comparability, Pretax:
  Income from settlement of a natural gas contract (Note
     D).....................................................   60.0      --     --
  Interest and reimbursement of fees and costs from
     resolution of litigation (Note D)......................    8.1      --     --
  Retroactive severance tax refund..........................    5.0      --     --
  Gain (loss) on sale of assets.............................    (.8)   33.5    2.4
  Employee terminations and restructuring costs.............   (2.9)   (5.2)    --
  Costs of shareholder consent solicitation resolved in
     April 1996.............................................   (2.3)     --     --
  Refund from settlement of tariff issue....................     --      --    8.5
  Environmental and other...................................   (2.5)     --   (7.1)
                                                              -----   -----   ----
     Total Significant Items, Pretax........................   64.6    28.3    3.8
     Income Tax Effect......................................   19.5      --     --
                                                              -----   -----   ----
     Total Significant Items, Aftertax......................   45.1    28.3    3.8
                                                              -----   -----   ----
     Net Earnings Excluding Significant Items and
       Extraordinary Loss...................................  $31.7    29.2   16.7
                                                              =====   =====   ====
Earnings Per Share:
  As Reported...............................................  $2.81    2.18    .56
  Extraordinary Loss........................................    .09     .11    .21
  Effect of Significant Items...............................  (1.70)  (1.13)  (.16)
                                                              -----   -----   ----
  Excluding Significant Items and Extraordinary Loss........  $1.20    1.16    .61
                                                              =====   =====   ====

     As shown above, excluding the significant items, the Company's net earnings would have been $31.7 million ($1.20 per share) in 1996, as compared to $29.2 million ($1.16 per share) in 1995 and $16.7 million ($.61 per share) in 1994. The resulting increase in net earnings in 1996, compared to 1995, was primarily attributable to improvements within the Company's Refining and Marketing and Marine Services segments, each of which reported significant improvements from the prior year. Results from the Company's Exploration and Production segment increased, even when excluding the above items and removing the incremental value of an above-market pricing contract (see Note D of Notes to Consolidated Financial Statements in Item 8) from both 1996 and 1995. Additionally, at the corporate level, initiatives implemented in the fourth quarter of 1995 helped reduce general and administrative expenses and interest expense. These improvements were partially offset by an increase in the Company's total effective tax rate in 1996 as earnings subject to U.S. taxes exceeded available net operating loss and tax credit carryforwards. When comparing 1995 to 1994, the improvement in net earnings of approximately $12 million was primarily attributable to increased natural gas production from the Company's exploration and production operations in South Texas and improvements in the Company's refining and marketing operations. In 1994, dividend requirements on preferred stock amounted to $2.7 million (see Note K of Notes to Consolidated Financial Statements in Item 8).

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

REFINING AND MARKETING

                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                               (DOLLARS IN MILLIONS EXCEPT PER
                                                                       BARREL AMOUNTS)
GROSS OPERATING REVENUES
  Refined products..........................................    $ 620.8       664.5       582.7
  Other, primarily crude oil resales and merchandise........      124.6       106.5       104.3
                                                                -------     -------     -------
          Gross Operating Revenues..........................    $ 745.4       771.0       687.0
                                                                =======     =======     =======
OPERATING PROFIT
  Gross margin -- refined products..........................    $  94.0        85.3        85.3
  Gross margin -- other.....................................       13.3        12.3        13.1
                                                                -------     -------     -------
          Gross margin......................................      107.3        97.6        98.4
  Operating expenses........................................       87.9        84.7        88.2
  Depreciation and amortization.............................       12.5        11.9        10.4
  Other, including gain (loss) on asset sales...............        (.9)        (.3)        2.6
                                                                -------     -------     -------
          Operating Profit..................................    $   6.0          .7         2.4
                                                                =======     =======     =======
CAPITAL EXPENDITURES........................................    $  11.1         9.3        32.0
                                                                =======     =======     =======
REFINERY OPERATIONS -- THROUGHPUT (average daily barrels)...     47,486      50,569      46,032
                                                                =======     =======     =======
REFINERY OPERATIONS -- PRODUCTION (average daily barrels)
  Gasoline..................................................     12,763      14,298      11,728
  Middle distillates........................................     19,975      20,693      18,402
  Heavy oils and residual products..........................     13,739      14,516      15,118
  Other.....................................................      2,600       2,489       2,213
                                                                -------     -------     -------
          Total Refinery Production.........................     49,077      51,996      47,461
                                                                =======     =======     =======
REFINERY OPERATIONS -- PRODUCT SPREAD ($/barrel)(1)
  Average yield value of products manufactured..............    $ 24.61       20.35       19.48
  Cost of raw materials.....................................      19.80       16.88       15.65
                                                                -------     -------     -------
          Refinery Product Spread...........................    $  4.81        3.47        3.83
                                                                =======     =======     =======
REFINING AND MARKETING -- TOTAL PRODUCT SALES (average daily barrels)(2)
  Gasoline..................................................     17,427      24,526      23,191
  Middle distillates........................................     29,651      37,988      33,256
  Heavy oils and residual products..........................     15,089      14,787      14,228
                                                                -------     -------     -------
          Total Product Sales...............................     62,167      77,301      70,675
                                                                =======     =======     =======
REFINING AND MARKETING -- TOTAL PRODUCT SALES PRICES
  ($/barrel)
  Gasoline..................................................    $ 32.72       28.21       27.03
  Middle distillates........................................    $ 29.01       24.40       24.47
  Heavy oils and residual products..........................    $ 17.61       13.66       10.93

                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                               (DOLLARS IN MILLIONS EXCEPT PER
                                                                       BARREL AMOUNTS)
REFINING AND MARKETING -- GROSS MARGINS ON TOTAL PRODUCT
  SALES ($/barrel)(3)
  Average sales price.......................................    $ 27.28       23.55       22.59
  Average costs of sales....................................      23.15       20.53       19.67
                                                                -------     -------     -------
          Gross Margin......................................    $  4.13        3.02        2.92
                                                                =======     =======     =======

---------------

(1) Refinery product spread represents the excess of yield value of the products manufactured at the refinery over the cost of raw materials used to manufacture such products.

(2) Sources of total product sales include products manufactured at the refinery, products drawn from inventory balances and products purchased from third parties. The Company's purchases of refined products for resale were approximately 11,600; 25,500; and 27,200 average daily barrels for 1996, 1995 and 1994, respectively.

(3) Margins on sales of purchased products, together with the effect of changes in inventories, are included in the gross margin on total product sales. Computations of average costs of sales per barrel in 1994 exclude the benefits of an $8.5 million tariff refund and $1.5 million favorable feedstock cost adjustments.

     1996 Compared to 1995. Results from the Company's Refining and Marketing segment improved during 1996 with operating profit of $6.0 million, compared to operating profit of $.7 million in 1995. This improvement was achieved during a year when the industry was facing rapidly rising prices in the crude oil market. In addition, the Company's production level at the refinery was reduced in September 1996 for a scheduled 30-day maintenance downtime. Despite these factors, the Company was able to achieve a refinery product spread of $4.81 per barrel for 1996, compared to $3.47 per barrel in 1995. The Company's results were helped by its initiatives to control costs, improve its refinery product slate and expand the marketing program for its refined products. The Company's refined product yield values increased by 21% to $24.61 per barrel in 1996, from $20.35 per barrel in 1995, while the Company's feedstock costs increased by 17% to $19.80 per barrel in 1996 from $16.88 per barrel in 1995.

     During 1996, the Company's production of refined products declined in total by 6%, which included the impact of the scheduled maintenance period. Of this decline, gasoline production decreased by 11% and middle distillates, consisting of jet fuel and diesel fuel, decreased by only 3%. These reductions reflected the change of a hydrocracker catalyst, during the maintenance period, which allows for increased production of jet fuel and reduced production of gasoline, beginning in the fourth quarter of 1996, which better matches the Company's product supply with demand in Alaska. To further improve the refinery's feedstock and product slate, the Company intends to modify the refinery hydrocracker during 1997, at an estimated cost of $17 million. In conjunction with the modification and other initiatives, a refinery downtime of approximately 30 days is anticipated during 1997.

     The Company continued its marketing efforts during 1996, adding 31 locations in Alaska and 8 locations in the Pacific Northwest, bringing the total to 188 branded, unbranded and Company-owned retail outlets in Alaska and 18 branded stations in the Pacific Northwest. Two uneconomic outlets in these areas were closed in 1996. In addition, the Company began producing and marketing liquid asphalt, a heavy product remaining after the refining process, which is a seasonal product in Alaska. Export sales of refined products, including sales to the Russian Far East, amounted to $22.0 million in 1996 and $18.5 million in 1995.

     Revenues from sales of refined products in the Company's Refining and Marketing segment decreased in 1996 due primarily to a 20% decline in sales volumes, partially offset by a 16% increase in average sales prices. Total refined product sales averaged 62,167 barrels per day in 1996 as compared to 77,301 barrels per day in 1995. This decline reflected the lower production volumes and the Company's withdrawal from certain West Coast markets during 1996, which also reduced the Company's purchases from other refiners and suppliers to 11,600 barrels per day in 1996 as compared to 25,500 barrels per day in 1995. The Company plans to sell its Company-owned facilities in California. One of these facilities was sold in 1996 resulting in a loss of

$.8 million; two facilities remain for sale at year-end 1996. The Company at times resells previously purchased crude oil, sales of which increased to $93.8 million in 1996, compared to $75.8 million in 1995, due primarily to higher crude oil prices and in part due to sales of excess crude supply volumes during the maintenance period. Costs of sales decreased in 1996 due to lower volumes of refined products, partially offset by higher prices for crude oil and refined products. Operating expenses were higher in 1996 due primarily to higher environmental and employee costs partially offset by lower insurance costs.

     Although results from the Company's Refining and Marketing segment for 1996 improved over 1995 levels, future profitability of this segment will continue to be significantly influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

     1995 Compared to 1994. The Refining and Marketing's segment operating profit of $.7 million in 1995 decreased $1.7 million from operating profit of $2.4 million in 1994. Results for 1994 benefited from an $8.5 million refund received in settlement of a tariff dispute, a gain of $2.4 million from the sale of assets and favorable feedstock cost adjustments of $1.5 million, partially offset by $6.6 million for environmental contingencies and other matters. Excluding these items from 1994, operating profit in 1995 reflected an improvement of $4.1 million from the 1994 operating results.

     The Company's average feedstock costs increased by 8%, to $16.88 per barrel in 1995 from $15.65 per barrel in 1994, while the average yield value of the Company's refinery production increased by only 4%, to $20.35 per barrel in 1995 from $19.48 per barrel in 1994. Increased demand for Alaska North Slope ("ANS") crude oil for use as a feedstock in West Coast refineries and declining production volumes of ANS, combined with an oversupply of products in Alaska and on the West Coast, resulted in higher feedstock costs for the Company relative to increases in refined product sales prices. As a result, the Company's refined product margins were depressed in 1995.

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

     Revenues from sales of refined products in 1995 were higher than in 1994 due to higher sales prices and the increase in sales volumes. Resales of crude oil aggregated $75.8 million in 1995 and $72.3 million in 1994. Costs of sales were higher in 1995 due to higher volumes and prices. Operating expenses decreased by $3.5 million in 1995 primarily due to lower environmental costs, partly offset by increased employee costs and fuels and utilities expense. Depreciation and amortization increased by $1.5 million in 1995 due to capital additions, primarily the vacuum unit, completed in late 1994. Included in 1994 was a $2.4 million gain from the sale of assets.

EXPLORATION AND PRODUCTION

                                                               1996       1995       1994
                                                              -------    -------    ------
                                                              (DOLLARS IN MILLIONS EXCEPT
                                                                   PER UNIT AMOUNTS)
U.S. OIL AND GAS
  Gross operating revenues..................................  $  88.4      107.3      87.5
  Production costs..........................................      5.3       12.0       9.0
  Administrative support and other operating expenses.......      3.5        2.9       2.3
  Depreciation, depletion and amortization..................     25.3       29.0      24.1
  Income from settlement of a natural gas contract(1).......     60.0         --        --
  Gain on sale of assets and other income...................      4.8       33.5        --
                                                              -------    -------    ------
          Operating Profit -- U.S. Oil and Gas..............    119.1       96.9      52.1
                                                              -------    -------    ------
U.S. GAS TRANSPORTATION
  Gross operating revenues..................................      5.4        5.7       3.1
  Operating expenses........................................       .3         .3        --
  Depreciation and amortization.............................       .3         .3        .2
                                                              -------    -------    ------
          Operating Profit -- U.S. Gas Transportation.......      4.8        5.1       2.9
                                                              -------    -------    ------
BOLIVIA OIL AND GAS
  Gross operating revenues..................................     13.7       11.7      13.2
  Production costs..........................................       .8         .6        .6
  Administrative support and other operating expenses.......      2.8        3.2       3.3
  Depreciation, depletion and amortization..................      1.3         .3        --
                                                              -------    -------    ------
          Operating Profit -- Bolivia.......................      8.8        7.6       9.3
                                                              -------    -------    ------
TOTAL OPERATING PROFIT -- EXPLORATION AND PRODUCTION........  $ 132.7      109.6      64.3
                                                              =======    =======    ======
U.S.
  Capital expenditures (including U.S. gas
     transportation)........................................  $  59.7       49.6      65.6
                                                              =======    =======    ======
  Net natural gas production (average daily Mcf) --
     Spot market and other(2)...............................   76,857     94,668    65,841
     Tennessee Gas Contract(1)..............................   10,797     19,822    17,955
                                                              -------    -------    ------
          Total Production..................................   87,654    114,490    83,796
                                                              =======    =======    ======
  Average natural gas sales price ($/Mcf) --
     Spot market............................................  $  1.95       1.34      1.48
     Tennessee Gas Contract(1)..............................  $  8.41       8.41      7.93
     Average................................................  $  2.75       2.57      2.86

  Average operating expenses ($/Mcfe) --
     Lease operating expenses...............................  $   .14        .11       .11
     Severance taxes........................................      .03        .18       .18
                                                              -------    -------    ------
          Total production costs............................      .17        .29       .29
     Administrative support.................................      .10        .06       .08
                                                              -------    -------    ------
          Total operating expenses..........................  $   .27        .35       .37
                                                              =======    =======    ======
  Depletion ($/Mcfe)........................................  $   .79        .69       .79

                                                                                    1996       1995       1994
                                                                                 ---------  ---------  ---------
                                                                                   (DOLLARS IN MILLIONS EXCEPT
                                                                                        PER UNIT AMOUNTS)

BOLIVIA
  Capital expenditures.........................................................  $     6.9        3.8         --
  Net natural gas production (average daily Mcf)...............................     20,251     18,650     22,082
  Average natural gas sales price ($/Mcf)......................................  $    1.33       1.28       1.20
  Net condensate production (average daily barrels)............................        584        567        733
  Average condensate sales price ($/barrel)....................................  $   17.98      14.39      13.28
  Average operating expenses ($/Mcfe) --
     Production costs..........................................................  $     .10        .07        .06
     Value-added taxes.........................................................        .05        .06        .10
     Administrative support....................................................        .27        .35        .25
                                                                                 ---------  ---------  ---------
          Total operating expenses.............................................  $     .42        .48        .41
                                                                                 =========  =========  =========
  Depletion ($/Mcfe)...........................................................  $     .15        .03         --

---------------

(1) See Note D of Notes to Consolidated Financial Statements in Item 8 for information related to the Tennessee Gas Contract.

(2) Includes 24,500 Mcf per day in 1995 related to certain interests in the Bob West Field that were sold in the 1995 third quarter (see Note C of Notes to Consolidated Financial Statements in Item 8).

(3) Mcf is defined as one thousand cubic feet; Mcfe is defined as net equivalent one thousand cubic feet.

EXPLORATION AND PRODUCTION -- UNITED STATES

     1996 Compared to 1995. Operating profit of $119.1 million from the Company's U.S. oil and gas operations in 1996 increased $22.2 million from operating profit of $96.9 million in 1995. Comparability between these years was impacted by several major transactions in 1996, which will also impact future results of operations. These transactions included the favorable resolution in August 1996 of litigation with Tennessee Gas Pipeline Company ("Tennessee Gas") regarding a natural gas purchase and sales contract ("Tennessee Gas Contract") and the termination of the remainder of such contract in December 1996. As provided for in the Tennessee Gas Contract, which was to expire in January 1999, the Company was selling a portion of the gas produced in the Bob West Field pursuant to a contract price ("Contract Price"), which was above the average spot market price. In total, during 1996 the Company received approximately $120 million in cash for the resolution of litigation and termination of the Tennessee Gas Contract, with the Company's Exploration and Production segment recording operating profit of $60 million for the termination of the contract effective October 1, 1996. Results of operations in future years will no longer benefit from the above-market pricing provisions of the Tennessee Gas Contract. In 1996, 1995 and 1994, the Exploration and Production segment's operating profit also included $24.6 million, $47.1 million and $38.9 million, respectively, from the excess of Tennessee Gas Contract prices over spot market prices. See Note D of Notes to Consolidated Financial Statements in Item 8 and "Capital Resources and Liquidity" discussed below.

     Additionally, during 1996, substantially all of the Company's proved producing reserves in the Bob West Field were certified by the Texas Railroad Commission as high-cost gas from a designated tight formation, eligible for state severance tax exemptions from the date of first production through August 2001. Accordingly, no severance tax is recorded on current production from exempt wells beginning in 1996 and the Company recognized income of $5 million for retroactive refunds for production in prior years.

     Operating profit for 1995 included a gain of $33 million from the sale of certain interests in the Bob West Field (see Note C of Notes to Consolidated Financial Statements in Item 8). Excluding these significant transactions and the impact of the incremental contract value from both years, operating profit from the Company's U.S. oil and gas operations for 1996 would have been $29 million compared to $16 million for 1995. This resulting increase was primarily due to higher spot market prices for sales of natural gas, as industry demand increased due to unusually cold weather combined with below-normal storage levels.

     Prices realized by the Company on its spot natural gas production increased 46% to $1.95 per Mcf in 1996 from $1.34 per Mcf in 1995. Excluding 24,500 Mcf per day related to the sold interests from 1995, the Company's spot production increased by 6,600 Mcf per day. The Company's exploration and acquisition programs outside of the Bob West Field contributed 3,800 Mcf per day of the increase in spot production with the remaining increase attributable to sales to Tennessee Gas at spot prices effective October 1, 1996. The Company's weighted average sales price, which included the above-market pricing of the Tennessee Gas Contract through October 1, 1996, increased 7% to $2.75 per Mcf in 1996 as compared to $2.57 per Mcf in 1995. For the Bob West Field, production declined by 6,100 Mcf per day after excluding amounts related to sold interests in 1995.

     Gross operating revenues from the Company's U.S. oil and gas operations, after excluding $11.7 million related to the sold interests from 1995 and excluding price agreements discussed below, decreased by $3.8 million due primarily to the decline in volumes sold under the Tennessee Gas Contract, partially offset by increases in spot market sales prices and production. The decline in production costs of $6.7 million, or $.12 per Mcf, was mainly attributable to the severance tax exemptions in the Bob West Field. Total depreciation, depletion and amortization was lower in 1996 due to lower production volumes, partially offset by a higher depletion rate.

     The Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During 1996 and 1995, the Company used such agreements to set the price of 30% and 38%, respectively, of the natural gas production that it sold in the spot market. The Company recognized a loss of $3.1 million ($.11 per Mcf) in 1996 and a gain of $.3 million ($.01 per Mcf) in 1995 related to these price agreements. As of January 9, 1997, the Company had entered into price agreements for 1997 production totaling .9 Bcf of gas for an average Houston Ship Channel price of $2.18 per Mcf. In addition, the Company has entered into price agreements with collars, under which no payment will be made by either party unless the price falls below a designated floor price or above a designated ceiling price, at which time the Company receives or pays the difference, respectively. The Company has entered into price agreements with collars for 1997 production totaling 1.8 Bcf of gas with an average Houston Ship Channel floor price of $1.93 per Mcf and a ceiling price of $2.42 per Mcf. See Note N of Notes to Consolidated Financial Statements in Item 8 for further information on the price agreements.

     In addition to the natural gas and oil producing activities, the Company's results included revenues of $5.4 million and operating profit of $4.8 million in 1996 for transportation of natural gas to common carrier pipelines in the South Texas area, of which approximately 50% relates to transportation of the Company's production. These amounts were relatively unchanged from the prior year.

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

     In 1995, operating results from the Exploration and Production segment included natural gas production of approximately 24 Mmcf per day, revenues of $11.7 million and operating profit of $4 million related to the interests that were sold in the Bob West Field.

     Operating results from the Company's natural gas transportation operations increased by $2.2 million in 1995 due to higher transmission volumes associated with the increased production levels in South Texas. Transportation of the Company's production accounted for approximately 51% and 58% of these results in 1995 and 1994, respectively.

EXPLORATION AND PRODUCTION -- BOLIVIA

     1996 Compared to 1995. Operating profit from the Company's Bolivian operations increased to $8.8 million in 1996, from the $7.6 million operating profit in 1995. This improvement was primarily due to a 9% increase in production of natural gas together with higher prices received for both natural gas and condensate. During the second and third quarters of 1996, the Company benefited from increased demand from the Bolivian state-owned oil and gas company for higher quality natural gas, in order to meet contract specifications for exports to Argentina, together with the inability of another producer to meet supply requirements. Total operating expenses declined by 12% on a per unit basis reflecting a 6% decrease in costs combined with the increase in volumes. Partially offsetting these improvements was an increase in depreciation, depletion and amortization of $1.0 million.

     In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. During 1996, the Company signed agreements to convert its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company is not satisfied with modifications to the Bolivian fiscal law. The Company expects to complete this conversion during the first half of 1997. The new contracts extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contracts will extend the term of the Company's operations for Block 18 ten additional years to the year 2017. For Block 20, the new contract extends the Company's term 21 additional years to the year 2029 for acreage that is in the exploration phase of the contract, and ten additional years to the year 2018 for an area within Block 20 that is designated as being in the development phase of the new contract. The new contract provisions, along with a substantial discovery during 1996, significantly increased the Company's reserves (see Note O of Notes to Consolidated Financial Statements in Item 8).

     The Company's Bolivian natural gas production is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, S.A. ("YPF"), a publicly-held company based in Argentina. During 1994, the contract between YPFB and YPF was extended through March 31, 1997, maintaining approximately the same volumes as the previous contract. YPFB and YPF are currently negotiating a new two-year contract through March 1999. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF.

     1995 Compared to 1994. In 1995, operating profit from the Company's Bolivian operations decreased by $1.7 million, reflecting a 16% decrease in net natural gas production. During 1994, the Company had benefited from higher levels of production due to the inability of another producer to satisfy gas supply requirements. Partially offsetting the decrease in production in 1995 were increases in the average prices of natural gas and condensate production.

MARINE SERVICES

                                                               1996      1995      1994
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
GROSS OPERATING REVENUES
  Fuels, lubricants and other...............................  $111.6      71.4      75.2
  Services..................................................    10.9       3.1       2.7
                                                              ------    ------    ------
          Gross Operating Revenues..........................  $122.5      74.5      77.9
                                                              ======    ======    ======
OPERATING PROFIT
  Gross profit..............................................  $ 29.5       9.6      10.4
  Operating and other expenses..............................    22.2      13.7      12.4
  Depreciation and amortization.............................     1.2        .3        .3
                                                              ------    ------    ------
          Operating Profit (Loss)...........................  $  6.1      (4.4)     (2.3)
                                                              ======    ======    ======
CAPITAL EXPENDITURES (excluding acquisitions)...............  $  6.9        .4        .2
                                                              ======    ======    ======
FUEL SALES, PRIMARILY DIESEL (millions of gallons)..........   142.7     112.5     119.2
                                                              ======    ======    ======
NUMBER OF TERMINALS.........................................      20        14        17

     1996 Compared to 1995. On February 20, 1996, the Company acquired Coastwide Energy Services, Inc. ("Coastwide") and combined these operations with the Company's marine petroleum products distribution business, forming a Marine Services segment. As a combined operation, the Marine Services segment is a marketer and distributor of diesel fuel and lubricants and a provider of logistical services to the offshore exploration and production industry in the Gulf of Mexico. Operating results from Coastwide have been included in the Company's Marine Services segment since the date of acquisition. See Note C of Notes to Consolidated Financial Statements in Item 8.

     The Marine Services segment currently consists of 20 terminals, compared to 14 at the prior year-end. The added locations and associated volumes, mainly related to the Coastwide acquisition, combined with higher fuel prices have contributed to an increase of $40.2 million in fuels and lubricants revenues. In addition, revenues from services has grown by $7.8 million. These increases in revenues together with improved margins during 1996 were partially offset by higher operating and other expenses associated with the increased activity. Depreciation and amortization increased during 1996 due to capital additions during the year. In total, results for the Marine Services segment reflected a turnaround from the losses incurred in the prior year with operating profit of $6.1 million for 1996.

     The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico. During 1996, 1995 and 1994, wells drilled in the Gulf of Mexico totaled 1,068, 1,024 and 958, respectively.

     1995 Compared to 1994. In 1995, the Company consolidated certain operations by exiting the land-based portion of its petroleum product distribution business, reducing the total number of Company sites to 14, primarily marine-based, at year-end. In these regards, four Texas locations were sold in 1995. Included in operating and other expenses in 1995 was a charge of $.8 million related to employee terminations and other exit costs. Revenues and costs of sales were lower in 1995 due to reduced volumes while these operations were being consolidated.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $12.7 million in 1996 compare with $16.4 million in 1995 and $14.7 million in 1994. The decrease in 1996 was primarily due to lower employee and labor costs resulting from cost reduction measures implemented by the Company in late 1995. When comparing 1995 to 1994, the increase was primarily due to higher employee and other benefits costs.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense of $15.4 million in 1996 compares with $20.9 million in 1995 and $18.7 million in 1994. The Company's redemption of public debt of $74.1 million in November 1996 and $34.6 million in December 1995 contributed to interest expense savings of $5.9 million in 1996, equating to future interest savings of approximately $10 million annually. The increase in 1995, compared to 1994, was primarily due to interest on the refinery vacuum unit financing and cash borrowings under the corporate revolving credit facility during 1995 and interest capitalized in 1994 related to the construction of the vacuum unit.

     In September 1996, the Company received and recorded interest income of approximately $7 million from Tennessee Gas in conjunction with the collection of a receivable that resulted from underpayment for natural gas sold in prior periods (see Note D of Notes to Consolidated Financial Statements in Item 8).

OTHER EXPENSE

     Other expense of $10.0 million in 1996 compares with $8.5 million in 1995 and $7.4 million in 1994. The increase in 1996 included costs of $2.3 million related to a shareholder consent solicitation which was resolved in April 1996 together with a write-off of deferred financing costs and higher environmental and other costs related to the Company's former operations, partially offset by lower employee termination and restructuring costs. The increase in 1995, compared with 1994, was primarily due to severance costs and related benefits of $3.8 million resulting from a reduction in administrative workforce and other employee terminations (see Note J of Notes to Consolidated Financial Statements in Item 8), partially offset by lower environmental and other expenses related to the Company's former operations.

INCOME TAXES

     Income taxes of $38.3 million in 1996 compare with $4.4 million in 1995 and $5.6 million in 1994. The Company's effective tax rate increased to 33% in 1996, compared to a 7% effective rate in 1995, due to earnings subject to U.S. taxes in 1996 exceeding available net operating loss and tax credit carryforwards. The decrease in income taxes in 1995, compared with 1994, was primarily due to lower state income taxes.

IMPACT OF CHANGING PRICES

     The Company's operating results and cash flows are sensitive to volatile changes in energy prices. Major shifts in the cost of crude oil used for refinery feedstocks and the price of refined products can result in a change in gross margin from the refining and marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and U.S. wholesale refined products. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

     Likewise, changes in natural gas prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's exploration and production operations. The Company may increase or decrease its natural gas production in response to market conditions. The carrying value of oil and gas assets may be subject to noncash writedowns based on changes in natural gas prices and other determining factors.

     Changes in natural gas prices also influence the level of drilling activity in the Gulf of Mexico. The Company's marine services operation, whose customers include offshore drilling contractors and related industries, could be impacted by significant fluctuations in natural gas prices.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

     The Company's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. During 1996, these sources were significantly enhanced with the (i) receipt of $67.7 million for the favorable resolution of the Tennessee Gas litigation in August 1996 and (ii) the receipt of $51.8 million for the termination of the Tennessee Gas Contract effective October 1, 1996 (see Note D of Notes to Consolidated Financial Statements in Item 8). Although the resolution of the litigation and termination of the remainder of the Tennessee Gas Contract will cause a decrease in the Company's average natural gas sales prices in future years, it removed a major financial uncertainty from the Company's capital structure, which improves the predictability of the Company's cash flows, provides for additional financial flexibility, and allows the Company to focus on growth initiatives. Furthermore, during 1996, the Company achieved improvement in profitability from all of its business segments. Cash flows from operations of $179 million in 1996, which included approximately $120 million received from Tennessee Gas discussed above, were used in part to fully redeem the Company's two public debt issues and to finance the Company's capital expenditure program. The redemption of debt strengthened the Company's financial condition, reducing the debt-to-capital ratio to 21% and lowering interest expense (see Note I of Notes to Consolidated Financial Statements in Item 8). The resolution of the litigation and termination of the remainder of the Tennessee Gas Contract together with the lower debt position have improved the Company's ability to access capital markets.

     The Company continues to assess its existing asset base in order to maximize returns and develop full value through strategic diversification and acquisitions in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company could diversify the mix of its oil and gas reserves and offset the impact of declining production through domestic development, exploration and acquisition activity outside of the Bob West Field. In the Refining and Marketing segment, the Company has been engaged in studies to improve profitability and has also evaluated possible joint ventures, strategic alliances or business combinations; such evaluations have not resulted in any transaction but operating strategies have been developed to optimize the product and feedstock slates, improve efficiencies and reliability, and expand marketing to increase placement of products in Alaska. The Company continues to evaluate its Marine Services segment, pursuing opportunities for expansion as well as optimizing existing operations. In these regards, during 1996, the Company made significant progress with each of its operating segments contributing to improved profitability. In 1996, the Company acquired Coastwide for approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash and purchased exploration and production properties, proved and unproved, outside of the Bob West Field for $25.7 million (see Note C of Notes to Consolidated Financial Statements in Item
8).

     The Company operates in an environment where its liquidity and capital resources are impacted by changes in the supply of and demand for crude oil, natural gas and refined petroleum products, market uncertainty and a variety of additional risks that are beyond the control of the Company. These risks include, among others, the level of consumer product demand, weather conditions, the proximity of the Company's natural gas reserves to pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. The Company's future capital expenditures as well as borrowings under its credit facility and other sources of capital will be affected by these conditions.

CREDIT ARRANGEMENTS

     In June 1996, the Company amended and restated its corporate revolving credit agreement ("Credit Facility"), expiring in April 2000, which provides total commitments of $150 million from a consortium of nine banks. The Credit Facility provides for cash borrowings up to $100 million and issuance of letters of credit up to a borrowing base (which was approximately $141 million at December 31, 1996). The Credit Facility replaced a higher-cost $90 million facility and provides the Company with more financial flexibility, including lower interest rates, reduced fees on letters of credit, elimination of certain restrictive financial tests, an increased borrowing base, increased cash borrowing availability, and the right to enter into non-recourse or limited financings for certain subsidiaries. The Company, at its option, has currently activated total commitments of $100 million.

     At December 31, 1996, the Company had outstanding letters of credit of $33 million with no cash borrowings outstanding. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which limit the incurrence of additional indebtedness and restricted payments.

     Although the terms of the Credit Facility allow for the payment of cash dividends subject to a cumulative amount available for dividend payments (which is defined as the difference of (i) the sum since December 31, 1995, of (a) $5 million and (b) 50% of consolidated net earnings of the Company in any calendar year and (ii) any amount previously paid for dividends since June 1996), cash dividends cannot exceed a maximum of $5 million annually. The Credit Facility also permits the Company to repurchase a limited amount of Common Stock for oddlot buyback programs, employee benefit plans and open market repurchases. The Board of Directors has no present plans to pay dividends. However, from time to time, the Board of Directors reevaluates the feasibility of declaring future dividends.

     In November 1996, a subsidiary of the Company entered into a loan facility with a bank, which provides a three-year line of credit up to $10 million to the Marine Services segment for the purchase of real estate and equipment at the bank's prime rate. The loan facility, which is subject to a borrowing base, is not guaranteed by the Company and is secured only by such real estate and equipment that are financed. Beginning in March 1998, credit availability is reduced quarterly by 6.667%. At December 31, 1996, $.9 million was outstanding under the loan facility.

DEBT AND OTHER OBLIGATIONS

     Under an agreement reached in 1993, which settled a contractual dispute with the State of Alaska ("State"), the Company is obligated to make variable monthly payments to the State through December 2001 based on a per barrel charge on the volume of feedstock processed at the Company's refinery. In 1995 and 1994, based on a per barrel throughput charge of 16 cents, the Company's variable payments to the State amounted to $2.9 million and $2.8 million, respectively. The per barrel charge increased to 24 cents in 1996 with the Company's variable payment to the State totaling $4.0 million in the year. The per barrel charge of 24 cents in 1997 increases to 30 cents in 1998 with one cent annual incremental increases thereafter through 2001. In January 2002, the Company is obligated to pay the State $60 million; provided, however, that such payment may be deferred indefinitely by continuing the variable monthly payments to the State beginning at 34 cents per barrel for 2002 and increasing one cent per barrel annually thereafter. Variable monthly payments made after January 2002 will not reduce the $60 million obligation to the State. The $60 million obligation is evidenced by a security bond, and the bond and the throughput barrel obligations are secured by a mortgage on the Company's refinery. The Company's obligations under the agreement with the State and the mortgage are subordinated to current and future senior debt of up to $175 million plus any indebtedness incurred subsequent to the date of the agreement to improve the Company's refinery.

CAPITAL SPENDING

     Capital spending in 1996 amounted to $85 million, which was funded from available cash reserves, cash flows from operations and borrowings under revolving credit lines. Capital expenditures for the Company's Exploration and Production segment were approximately $67 million, including $26 million for proved and unproved property acquisitions, $22 million for development and $19 million for exploration. During 1996, the Company participated in the drilling of 16 development wells and 6 exploratory wells in the U.S. and two exploratory wells in Bolivia. Capital projects for the Company's Refining and Marketing operations in 1996 totaled $11 million, primarily for installation of facilities to produce and market asphalt, improvements and upgrades at the refinery and expansion of its retail marketing facilities. In the Marine Services segment, capital spending totaled $7 million during 1996 (excluding amounts for the Coastwide acquisition) primarily for equipment to improve operating efficiencies.

     For 1997, the Company has a total capital budget of approximately $156 million. The Exploration and Production segment accounts for $76 million, or 49%, of the budget with $68 million planned for U.S. activities and $8 million for Bolivia. Planned U.S. expenditures include $30 million for property acquisitions; $19 million for development drilling (participation in 19 wells) and workovers; $9 million for leasehold, geological and geophysical; and $10 million for exploratory drilling (participation in 15 wells). In Bolivia, the drilling program is budgeted at $2 million for one exploratory well, with the remainder planned for three-dimensional seismic activity. Capital spending for the Refining and Marketing segment is planned at $50 million, which includes $17 million for modification and expansion of the refinery hydrocracker to improve the feedstock and product slate. Additionally, in 1997 the Company will direct $20 million towards a three-year capital program to build new retail outlets and remodel existing stations in the Refining and Marketing segment. The Marine Services segment's capital budget is $29 million, primarily for expansion of its operations along the Gulf of Mexico and potential acquisitions. Capital expenditures for 1997 are expected to be financed through a combination of cash flows from operations, available cash reserves and borrowings under revolving credit lines.

CASH FLOWS

     Components of the Company's cash flows are set forth below (in millions):

                                                              1996     1995     1994
                                                             ------    -----    -----
Cash Flows From (Used In):
  Operating Activities.....................................  $179.0     35.4     60.3
  Investing Activities.....................................   (94.2)     2.4    (91.2)
  Financing Activities.....................................   (75.9)   (37.9)     8.3
                                                             ------    -----    -----
Increase (Decrease) in Cash and Cash Equivalents...........  $  8.9      (.1)   (22.6)
                                                             ======    =====    =====

     During 1996, net cash from operating activities totaled $179 million, compared with $35 million in 1995. This increase in operating cash flows in 1996 was primarily due to the receipt of $120 million from Tennessee Gas for the favorable resolution of litigation in August 1996 and termination of the natural gas purchase and sales contract effective October 1, 1996. In addition, improved profitability plus noncash items, such as depreciation, depletion and amortization and deferred income taxes, contributed to higher cash flows from operations. Partially offsetting these increases were higher net working capital balances, particularly receivables which increased due to higher year-end sales volumes together with higher prices. Net cash used in investing activities of $94 million in 1996 included capital expenditures of $85 million and cash consideration of nearly $8 million for the acquisition of Coastwide. Net cash used in financing activities of $76 million during 1996 was primarily due to the redemption of Subordinated Debentures and Exchange Notes aggregating $74 million together with payments of other long-term debt. During 1996, the Company's gross borrowings and repayments under its revolving credit lines amounted to $166 million. At December 31, 1996, the Company's net working capital totaled $99 million, which included cash and cash equivalents of $23 million.

     During 1995, net cash from operating activities totaled $35 million, compared with $60 million in 1994. Although natural gas production from the Company's South Texas operations increased during 1995, lower cash receipts for sales of natural gas adversely affected the Company's cash flows from operations. Net cash from investing activities of $2 million in 1995 included proceeds of $70 million from sales of assets, primarily certain interests in the Bob West Field, partially offset by $64 million of capital expenditures and $3 million for acquisition of the Kenai Pipe Line Company ("KPL"). Net cash used in financing activities of $38 million in 1995 was primarily related to the redemption of $34.6 million of Subordinated Debentures and payments of other long-term debt. The Company's gross borrowings and repayments under the Facility totaled $262 million during 1995.

     Net cash from operating activities of $60 million in 1994 included net earnings adjusted for certain noncash charges, together with reduced working capital requirements. Net cash used in investing activities of $91 million during 1994 included capital expenditures of $100 million, mainly for exploration and production activities in the Bob West Field and installation of the vacuum unit at the Company's refinery. These uses of cash in investing activities in 1994 were partially offset by a net decrease of $6 million in short-term investments and cash proceeds of $3 million from sales of assets. Net cash from financing activities of $8 million during 1994 included $15 million in borrowings under the Vacuum Unit Loan and $4 million net proceeds from an equity offering (see Note K of Notes to Consolidated Financial Statements in Item 8). These financing sources of cash during 1994 were partially offset by the repayment of net borrowings of $5 million under interim financing arrangements early in 1994 and dividends of $2 million paid on preferred stock.

ENVIRONMENTAL AND OTHER MATTERS

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in a remedial response and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At December 31, 1996, the Company's accruals for environmental expenses amounted to $8.9 million, which included a noncurrent liability of $3.5 million for remediation of the KPL properties that has been funded by the former owners through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

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

CRUDE OIL PURCHASE CONTRACT

     The Company has a three-year contract with the State of Alaska for the purchase of royalty crude oil covering the period January 1, 1996 through December 31, 1998. The contract provides for the purchase of approximately 40,000 barrels per day of ANS royalty crude oil, the primary feedstock for the Company's refinery, and is priced based on royalty values computed by the State. Under this agreement, the Company is required to utilize in its refinery operations volumes equal to at least 80% of the ANS crude oil to be purchased from the State. This contract contains provisions that, under certain conditions, allow the Company to temporarily or permanently reduce its purchase obligations.

FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report, including those contained in the foregoing discussion and other items herein, concerning the Company which are
(a) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; actions of our customers and competitors; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of Tesoro's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries, the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; earthquakes or other natural disasters affecting operations; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and adverse changes in the credit ratings assigned to the Company's trade credit. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Tesoro Petroleum Corporation

     We have audited the accompanying consolidated balance sheets of Tesoro Petroleum Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Petroleum Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Antonio, Texas
January 23, 1997

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996         1995        1994
                                                            ----------   ----------   --------
REVENUES
  Refining and marketing..................................  $  745,413      771,035    686,994
  Exploration and production..............................     107,415      124,670    103,773
  Marine services.........................................     122,533       74,467     77,917
  Income from settlement of a natural gas contract (Note
     D)...................................................      60,000           --         --
  Gain on sales of assets and other income................       4,417       32,711      3,259
                                                            ----------   ----------   --------
          Total Revenues..................................   1,039,778    1,002,883    871,943
                                                            ----------   ----------   --------
OPERATING COSTS AND EXPENSES
  Refining and marketing..................................     726,029      758,329    676,697
  Exploration and production..............................      12,968       19,055     15,302
  Marine services.........................................     115,314       77,803     80,507
  Depreciation, depletion and amortization................      40,627       41,776     35,041
                                                            ----------   ----------   --------
          Total Operating Costs and Expenses..............     894,938      896,963    807,547
                                                            ----------   ----------   --------
OPERATING PROFIT..........................................     144,840      105,920     64,396
General and Administrative................................     (12,733)     (16,453)   (14,750)
Interest Expense, Net of Capitalized Interest in 1994.....     (15,382)     (20,902)   (18,749)
Interest Income...........................................       8,423        1,845      2,522
Other Expense, Net........................................     (10,001)      (8,542)    (7,363)
                                                            ----------   ----------   --------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.......     115,147       61,868     26,056
Income Tax Provision......................................      38,347        4,379      5,573
                                                            ----------   ----------   --------
EARNINGS BEFORE EXTRAORDINARY ITEM........................      76,800       57,489     20,483
Extraordinary Loss on Extinguishment of Debt (Net of
  Income Tax Benefit of $886 in 1996).....................      (2,290)      (2,857)    (4,752)
                                                            ----------   ----------   --------
NET EARNINGS..............................................      74,510       54,632     15,731
Dividend Requirements on Preferred Stock..................          --           --      2,680
                                                            ----------   ----------   --------
NET EARNINGS APPLICABLE TO COMMON STOCK...................  $   74,510       54,632     13,051
                                                            ==========   ==========   ========
EARNINGS PER SHARE
  Earnings Before Extraordinary Item......................  $     2.90         2.29        .77
  Extraordinary Loss on Extinguishment of Debt, Net of
     Income Tax Benefit...................................        (.09)        (.11)      (.21)
                                                            ----------   ----------   --------
          Net Earnings....................................  $     2.81         2.18        .56
                                                            ==========   ==========   ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES......      26,499       25,107     23,196
                                                            ==========   ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------    -------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 22,796     13,941
  Receivables, less allowance for doubtful accounts.........   128,013     77,534
  Inventories...............................................    74,488     80,453
  Prepayments and other.....................................    12,046     10,536
                                                              --------    -------
          Total Current Assets..............................   237,343    182,464
                                                              --------    -------
PROPERTY, PLANT AND EQUIPMENT
  Refining and marketing....................................   328,522    322,023
  Exploration and production, full-cost method of
     accounting:
     Properties being amortized.............................   179,433    119,836
     Properties not yet evaluated...........................    12,344      5,118
     Gas transportation.....................................     6,703      6,703
  Marine services...........................................    33,820     12,757
  Corporate.................................................    12,531     12,443
                                                              --------    -------
                                                               573,353    478,880
     Less accumulated depreciation, depletion and
      amortization..........................................   256,842    217,191
                                                              --------    -------
     Net Property, Plant and Equipment......................   316,511    261,689
                                                              --------    -------
RECEIVABLE FROM TENNESSEE GAS PIPELINE COMPANY (Note D).....        --     50,680
                                                              --------    -------
OTHER ASSETS................................................    28,733     24,320
                                                              --------    -------
          Total Assets......................................  $582,587    519,153
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $ 80,747     61,389
  Accrued liabilities.......................................    33,256     33,066
  Current income taxes payable..............................    13,822      1,007
  Current maturities of long-term debt and other
     obligations............................................    10,043      9,473
                                                              --------    -------
          Total Current Liabilities.........................   137,868    104,935
                                                              --------    -------
DEFERRED INCOME TAXES.......................................    19,151      5,389
                                                              --------    -------
OTHER LIABILITIES...........................................    42,243     37,308
                                                              --------    -------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES................................................    79,260    155,007
                                                              --------    -------
COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 5,000 shares
     including redeemable preferred shares; none issued or
     outstanding
  Common stock, par value $.16 2/3; authorized 50,000
     shares; 26,414 shares issued and outstanding (24,780 in
     1995)..................................................     4,402      4,130
  Additional paid-in capital................................   189,368    176,599
  Retained earnings.........................................   110,295     35,785
                                                              --------    -------
     Total Stockholders' Equity.............................   304,065    216,514
                                                              --------    -------
          Total Liabilities and Stockholders' Equity........  $582,587    519,153
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 COMMON STOCK                       RETAINED EARNINGS
                                                ---------------     ADDITIONAL        (ACCUMULATED
                                                SHARES   AMOUNT   PAID-IN CAPITAL       DEFICIT)
                                                ------   ------   ---------------   -----------------
DECEMBER 31, 1993.............................  14,089   $2,348      $ 86,748           $(31,898)
  Recapitalization and equity offering, net
     (Note K).................................  10,265    1,710        88,481                 --
  Stock awards and options....................      36        7           285                 --
  Net earnings................................      --       --            --             15,731
  Accrued dividends on preferred stocks.......      --       --            --             (2,680)
                                                ------   ------      --------           --------
DECEMBER 31, 1994.............................  24,390    4,065       175,514            (18,847)
  Stock awards and options....................     390       65         1,085                 --
  Net earnings................................      --       --            --             54,632
                                                ------   ------      --------           --------
DECEMBER 31, 1995.............................  24,780    4,130       176,599             35,785
  Issuance of Common Stock for acquisition....   1,308      218        11,054                 --
  Stock awards and options....................     326       54         1,715                 --
  Net earnings................................      --       --            --             74,510
                                                ------   ------      --------           --------
DECEMBER 31, 1996.............................  26,414   $4,402      $189,368           $110,295
                                                ======   ======      ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1996      1995      1994
                                                              --------   -------   -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings..............................................  $ 74,510    54,632    15,731
  Adjustments to reconcile net earnings to net cash from
     operating activities:
     Extraordinary loss on extinguishment of debt, net of
       income tax benefit...................................     2,290     2,857     4,752
     Depreciation, depletion and amortization...............    41,459    42,620    36,016
     Loss (gain) on sales of assets.........................       835   (32,659)   (2,379)
     Amortization of deferred charges and other.............     1,601     1,556     2,800
     Changes in operating assets and liabilities:
       Receivable from Tennessee Gas Pipeline Company.......    50,680   (37,456)  (13,224)
       Receivables, other trade.............................   (42,542)    9,746    (7,279)
       Inventories..........................................     7,210   (11,599)    5,884
       Other assets.........................................    (3,521)   (3,573)   (1,808)
       Accounts payable and accrued liabilities.............    28,165     4,605    20,567
       Deferred income taxes................................    14,649       807       790
       Obligation payments to State of Alaska...............    (4,047)   (2,892)   (2,754)
       Other liabilities and obligations....................     7,673     6,769     1,201
                                                              --------   -------   -------
          Net cash from operating activities................   178,962    35,413    60,297
                                                              --------   -------   -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures......................................   (84,957)  (63,930)  (99,587)
  Acquisitions (Note C).....................................    (7,720)   (3,029)       --
  Proceeds from sales of assets.............................     2,569    69,786     2,544
  Sales of short-term investments, net of $1,974 purchases
     in 1994................................................        --        --     5,952
  Other.....................................................    (4,092)     (423)      (50)
                                                              --------   -------   -------
          Net cash from (used in) investing activities......   (94,200)    2,404   (91,141)
                                                              --------   -------   -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repurchase of debentures..................................   (74,116)  (34,634)       --
  Payments of long-term debt................................    (3,838)   (2,979)   (1,383)
  Net borrowings (repayments) under revolving credit
     facilities.............................................       883        --    (5,000)
  Issuance of long-term debt................................        --        --    15,000
  Proceeds from issuance of common stock, net...............        --        --    56,967
  Repurchase of common and preferred stock..................        --        --   (52,948)
  Dividends on preferred stocks.............................        --        --    (1,684)
  Other.....................................................     1,164      (281)   (2,686)
                                                              --------   -------   -------
          Net cash from (used in) financing activities......   (75,907)  (37,894)    8,266
                                                              --------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     8,855       (77)  (22,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    13,941    14,018    36,596
                                                              --------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 22,796    13,941    14,018
                                                              ========   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of $915 capitalized in 1994............  $ 12,450    18,132    15,898
                                                              ========   =======   =======
  Income taxes paid.........................................  $  6,285     4,046     5,361
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro"). Tesoro is a natural resource company primarily engaged in petroleum refining and marketing, natural gas exploration and production, marketing and distributing of petroleum products and providing marine logistics services. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates and Presentation

     The preparation of the Company's Consolidated Financial Statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     Certain previously reported amounts have been reclassified to conform with the 1996 presentation.

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

  Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method was used to determine the cost of the Company's inventories of crude oil and U.S. wholesale refined products. The cost of remaining inventories was determined principally on the first-in, first-out ("FIFO") or weighted average basis. See Note F.

  Property, Plant and Equipment

     Additions to property, plant and equipment and major renewals and improvements are capitalized at cost. Maintenance and repairs are charged to operations when incurred. Depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. Depreciation of other property, plant and equipment is generally computed on the straight-line method based upon the estimated useful lives of the assets, ranging from 3 years to 33 years for refining and marketing assets and 3 years to 25 years for other assets. Salvage values are estimated at 20% for refinery assets and 10% for other assets. Assets recorded under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related asset.

     Oil and gas properties are accounted for using the full-cost method of accounting. Under this method, all costs associated with property acquisition and exploration and development activities are capitalized into cost centers that are established on a country-by-country basis. For each cost center, the capitalized costs are subject to a limitation so as not to exceed the present value of future net revenues from estimated production of proved oil and gas reserves net of income tax effect plus the lower of cost or estimated fair value of unproved properties included in the cost center. Capitalized costs within a cost center, together with estimates of costs for future development, dismantlement and abandonment, are amortized on a unit-of-production method

                          TESORO PETROLEUM CORPORATION
using the proved oil and gas reserves for each cost center. The Company's investment in certain oil and gas properties is excluded from the amortization base until the properties are evaluated. Gain or loss is recognized only on the sale of oil and gas properties involving significant reserves. Proceeds from the sale of insignificant reserves and undeveloped properties are applied to reduce the costs in the cost centers.

  Income Taxes

     Deferred tax assets and liabilities are recognized for future income tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Measurement of deferred tax assets and liabilities is based on enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

  Financial Instruments

     The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's long-term debt and other obligations approximated the Company's estimates of the fair value of such items.

  Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding during the year, including the dilutive effect of common stock equivalents, principally stock options. For 1994, the assumed conversion of preferred stocks to common shares was anti-dilutive.

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as included in Note K.

                          TESORO PETROLEUM CORPORATION

NOTE B -- BUSINESS SEGMENTS

     The Company's revenues are derived from three business segments: Refining and Marketing, Exploration and Production, and Marine Services.

     Refining and Marketing operates a petroleum refinery at Kenai, Alaska, which manufactures gasoline, jet fuel, diesel fuel, heavy oils and residual products. These products, together with products purchased from third parties, are sold at wholesale through terminal facilities and other locations in Alaska and the Pacific Northwest. In addition, Refining and Marketing markets gasoline, other petroleum products and convenience store items at retail through a chain of 7-Eleven convenience stores in Alaska. Refining and Marketing also markets petroleum products through other branded and unbranded stations in Alaska and the Pacific Northwest. Revenues from export sales, primarily to Far East markets, amounted to $22.0 million, $18.5 million and $5.2 million in 1996, 1995 and 1994, respectively. The Company at times resells previously purchased crude oil, sales of which amounted to $93.8 million, $75.8 million and $72.3 million in 1996, 1995 and 1994, respectively.

     The Exploration and Production segment is engaged in the exploration, development and production of natural gas and oil, primarily in the Wilcox Trend in South Texas and the Chaco Basin in Bolivia. In the U.S., the Company's focus has recently shifted outside of the maturing Bob West Field in South Texas to other areas. During 1996 and early 1997, the Exploration and Production segment purchased interests in the Frio/Vicksburg Trend adjacent to the Wilcox Trend in South Texas, the Cotton Valley Pinnacle Reef Play in East Texas and the Val Verde Basin in Southwest Texas (see Note C). This segment also includes the transportation of natural gas, including the Company's production, to common carrier pipelines in the South Texas area. In Bolivia, the Company operates through two contracts with the Bolivian government to explore for and produce hydrocarbons. The Company's Bolivian gas production is sold under contract to the Bolivian government for export to Argentina. The majority of the Company's Bolivian natural gas and oil reserves are shut-in awaiting access to gas-consuming markets. Major developments in South America indicate that new markets may open for the Company's production in the near future, particularly with the construction of a Bolivia-Brazil pipeline scheduled to start in late 1997, with first gas deliveries expected in 1999.

     Marine Services markets and distributes petroleum products and provides logistics services, primarily to the marine and offshore exploration and production industries operating in the Gulf of Mexico. This segment currently operates 20 terminals along the Texas and Louisiana Gulf Coast. For information regarding an acquisition in this segment, see Note C. During 1995, the Company consolidated certain operations in this segment by exiting the land-based portion of its petroleum product distribution business, and in 1994 the Company discontinued an environmental remediation products and services operation formerly included in this segment.

     Segment operating profit is gross operating revenues, gains and losses on asset sales and other income less applicable segment costs of sales, operating expenses, depreciation, depletion and other items. Income taxes, interest expense, interest income and corporate general and administrative expenses are not included in determining operating profit. In the Exploration and Production segment, operating profit in 1996 included $60 million of income from termination of a natural gas contract and $5 million for retroactive severance tax refunds, and 1995 included a gain of $33 million from the sale of certain interests in the Bob West Field. In 1996, 1995 and 1994, the Exploration and Production segment's operating profit included $24.6 million, $47.1 million and $38.9 million, respectively, from the excess of Tennessee Gas Contract prices over spot market prices (see Note D). Operating profit from the Refining and Marketing segment in 1994 included a gain of $2.4 million from the sale of assets and a refund of $8.5 million for a tariff issue, partially offset by net charges of approximately $5 million for environmental contingencies and other matters.

                          TESORO PETROLEUM CORPORATION

     Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, investments and other assets that cannot be directly associated with the operations of a business segment. Segment information for the years ended December 31, 1996, 1995 and 1994 is as follows (in millions):

                                                          1996        1995        1994
                                                        --------    --------    --------
REVENUES
  Gross operating revenues:
     Refining and Marketing --
       Refined products...............................  $  620.8       664.5       582.7
       Other, primarily crude oil resales and
          merchandise.................................     124.6       106.5       104.3
     Exploration and Production --
       U.S. oil and gas...............................      88.4       107.3        87.5
       U.S. gas transportation........................       5.4         5.7         3.1
       Bolivia........................................      13.7        11.7        13.2
     Marine Services..................................     122.5        74.5        77.9
                                                        --------    --------    --------
          Total Gross Operating Revenues..............     975.4       970.2       868.7
  Income from settlement of a natural gas contract....      60.0          --          --
  Other, including gain (loss) on asset sales.........       4.4        32.7         3.2
                                                        --------    --------    --------
          Total Revenues..............................  $1,039.8     1,002.9       871.9
                                                        ========    ========    ========
OPERATING PROFIT (LOSS)
  Refining and Marketing..............................  $    6.0          .7         2.4
  Exploration and Production --
     U.S. oil and gas.................................     119.1        96.9        52.1
     U.S. gas transportation..........................       4.8         5.1         2.9
     Bolivia..........................................       8.8         7.6         9.3
  Marine Services.....................................       6.1        (4.4)       (2.3)
                                                        --------    --------    --------
     Total Operating Profit...........................     144.8       105.9        64.4
  Corporate and Unallocated Costs.....................     (29.7)      (44.0)      (38.3)
                                                        --------    --------    --------
  Earnings Before Income Taxes and Extraordinary
     Item.............................................  $  115.1        61.9        26.1
                                                        ========    ========    ========
IDENTIFIABLE ASSETS
  Refining and Marketing..............................  $  317.0       313.3       309.1
  Exploration and Production --
     U.S. oil and gas.................................     136.3       128.9       105.5
     U.S. gas transportation..........................       7.3         7.8         8.4
     Bolivia..........................................      27.0        17.8        11.1
  Marine Services.....................................      56.0        18.0        19.8
  Corporate...........................................      39.0        33.4        30.5
                                                        --------    --------    --------
          Total Assets................................  $  582.6       519.2       484.4
                                                        ========    ========    ========

                          TESORO PETROLEUM CORPORATION

                                                          1996        1995        1994
                                                        --------    --------    --------
DEPRECIATION, DEPLETION AND AMORTIZATION
  Refining and Marketing..............................  $   12.5        11.9        10.4
  Exploration and Production --
     U.S. oil and gas.................................      25.3        29.0        24.1
     U.S. gas transportation..........................        .3          .3          .2
     Bolivia..........................................       1.3          .3          --
  Marine Services.....................................       1.2          .3          .3
  Corporate...........................................        .9          .8         1.0
                                                        --------    --------    --------
          Total Depreciation, Depletion and
            Amortization..............................  $   41.5        42.6        36.0
                                                        ========    ========    ========
CAPITAL EXPENDITURES
  Refining and Marketing..............................  $   11.1         9.3        32.0
  Exploration and Production --
     U.S. oil and gas.................................      59.7        49.4        60.4
     U.S. gas transportation..........................        --          .2         5.2
     Bolivia..........................................       6.9         3.8          --
  Marine Services.....................................       6.9          .4          .2
  Corporate...........................................        .4          .8         1.8
                                                        --------    --------    --------
          Total Capital Expenditures..................  $   85.0        63.9        99.6
                                                        ========    ========    ========

NOTE C -- ACQUISITIONS AND DIVESTITURES

     During 1996, the Company's Exploration and Production segment recorded acquisitions of proved and unproved properties totaling $25.7 million. The most significant of these was the purchase in December 1996 of interests in the Los Indios and La Reforma Fields, located in Hidalgo and Starr counties of South Texas, for $15 million. These two fields are in the Frio/Vicksburg Trend, which lies immediately adjacent to the Wilcox Trend. Other acquisitions in 1996 included the purchase of interests in the Berry R. Cox and the West Goliad Fields, both located in the Wilcox Trend, for $5.4 million and the purchase of approximately 35,000 net undeveloped acres in four areas of Texas for $5.3 million.

     In September 1995, the Company sold, effective April 1, 1995, certain interests in its producing and non-producing oil and gas properties located in the Bob West Field in South Texas. The interests sold included the Company's approximate 55% net revenue interest and 70% working interest in Units C, D and E and a convertible override in Unit F of the Bob West Field. Excluded from the sale were the Company's interests in the State Park and Sanchez-O'Brien leases and the Ramirez USA E-6 well within the Bob West Field. In total, the sale included interests in 14 gross producing wells amounting to 77 Bcf, or 40%, of the Company's total net proved domestic reserves at the time of the sale (see Note O). For 1995, natural gas production from the interests sold had contributed approximately $11.7 million to revenues and $4 million to operating profit in the Company's Exploration and Production segment. Consideration for the sale was $74 million, which was adjusted for production, capital expenditures and certain other items after the effective date to approximately $68 million in cash received at closing, resulting in a gain of approximately $33 million in the 1995 third quarter. The consideration received by the Company was used to redeem $34.6 million of the Company's outstanding 12 3/4% Subordinated Debentures in 1995, reduce borrowings under the Company's revolving credit facility and improve corporate liquidity (see Note I).

     In February 1996, the Company purchased 100% of the capital stock of Coastwide Energy Services, Inc. ("Coastwide"). The consideration included approximately 1.4 million shares of Tesoro's Common Stock and $7.7 million in cash. The market price of Tesoro's Common Stock was $9.00 per share at closing of this transaction. In addition, Tesoro repaid approximately $4.5 million of Coastwide's outstanding debt. Coastwide

                          TESORO PETROLEUM CORPORATION
was primarily a provider of logistical support services and a distributor of diesel fuel and lubricants to the offshore oil and gas industry in the Gulf of Mexico. The Company combined the Coastwide operation with its marine petroleum distribution operations, forming a Marine Services segment. The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

     In March 1995, the Company acquired all of the outstanding stock of Kenai Pipe Line Company ("KPL") for approximately $3 million cash. The Company's Refining and Marketing segment transports crude oil and a substantial portion of refined products utilizing KPL's pipeline and marine terminal facilities in Kenai, Alaska. The acquisition was accounted for using the purchase method.

NOTE D -- GAS PURCHASE AND SALES CONTRACT

  Resolution of Litigation in 1996 Third Quarter

     On August 16, 1996, the Supreme Court of Texas issued a mandate that denied a motion for rehearing by Tennessee Gas Pipeline Company ("Tennessee Gas") and upheld all aspects of a Gas Purchase and Sales Agreement ("Tennessee Gas Contract") which had been the subject of litigation since 1990. As provided for in the Tennessee Gas Contract, the Company was selling a portion of the gas produced from the Bob West Field to Tennessee Gas at a maximum price as calculated in accordance with Section 102(b)(2) ("Contract Price") of the Natural Gas Policy Act of 1978 ("NGPA"). Subsequent to the mandate, the Company received cash of $67.7 million from Tennessee Gas, which included collection of a $59.6 million bonded receivable for underpayment for natural gas sold in prior periods. The remaining $8.1 million received was for interest and reimbursement of legal fees and court costs, which had not previously been recorded by the Company and resulted in income during the 1996 third quarter. Tennessee Gas resumed paying the Contract Price to the Company for gas taken beginning with May 1996 volumes up until termination of the Tennessee Gas Contract discussed below.

  Settlement and Termination of Contract in 1996 Fourth Quarter

     On December 24, 1996, the Company settled all other claims and disputes with Tennessee Gas, including litigation in Zapata County, Texas filed by Tennessee Gas, and agreed to terminate the Tennessee Gas Contract effective October 1, 1996. The Tennessee Gas Contract would have extended through January 1999. Under the settlement, the Company received $51.8 million and the right to recover severance taxes paid by Tennessee Gas of approximately $8.2 million, which resulted in income of $60 million to the Company during the 1996 fourth quarter.

NOTE E -- RECEIVABLES

     Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across the Company's industry segments and geographic areas of operations. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit or other collateral arrangements. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the

                          TESORO PETROLEUM CORPORATION

Consolidated Balance Sheets. The following table reconciles the change in the Company's allowance for doubtful accounts for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                               1996     1995     1994
                                                              ------    -----    -----
Balance at Beginning of Year................................  $1,842    1,816    2,487
Charged to Costs and Expenses...............................     589      300      299
Recoveries of Amounts Previously Written Off and Other......     (44)     122       (4)
Write-off of Doubtful Accounts..............................    (872)    (396)    (966)
                                                              ------    -----    -----
          Balance at End of Year............................  $1,515    1,842    1,816
                                                              ======    =====    =====

NOTE F -- INVENTORIES

     Components of inventories at December 31, 1996 and 1995 were as follows (in thousands):

                                                               1996       1995
                                                              -------    ------
Crude Oil and Wholesale Refined Products, at LIFO...........  $55,858    70,406
Merchandise and Other Refined Products......................   13,539     5,153
Materials and Supplies......................................    5,091     4,894
                                                              -------    ------
          Total Inventories.................................  $74,488    80,453
                                                              =======    ======

     At December 31, 1996 and 1995, inventories valued using LIFO were lower than replacement cost by approximately $17.7 million and $3.8 million, respectively.

NOTE G -- ACCRUED LIABILITIES

     The Company's current accrued liabilities and noncurrent other liabilities as shown in the Consolidated Balance Sheets at December 31, 1996 and 1995 included the following (in thousands):

                                                               1996       1995
                                                              -------    -------
Accrued Liabilities -- Current:
  Accrued environmental costs...............................  $ 5,367      5,935
  Accrued employee and pension costs........................    7,759      6,839
  Accrued taxes other than income taxes.....................    5,988      3,910
  Accrued interest..........................................    1,155      2,879
  Other.....................................................   12,987     13,503
                                                              -------    -------
          Total Accrued Liabilities -- Current..............  $33,256     33,066
                                                              =======    =======
Other Liabilities -- Other:
  Accrued postretirement benefits...........................  $30,508     28,706
  Accrued environmental costs...............................    3,496      3,968
  Other.....................................................    8,239      4,634
                                                              -------    -------
          Total Other Liabilities -- Noncurrent.............  $42,243     37,308
                                                              =======    =======

                          TESORO PETROLEUM CORPORATION

NOTE H -- INCOME TAXES

     The income tax provision for the years ended December 31, 1996, 1995 and 1994 included the following (in thousands):

                                                              1996      1995     1994
                                                             -------    -----    -----
Federal -- Current.........................................  $16,206      708      700
Federal -- Deferred........................................   17,405       --       --
Foreign....................................................    3,654    3,183    3,588
State......................................................    1,082      488    1,285
                                                             -------    -----    -----
          Income Tax Provision.............................  $38,347    4,379    5,573
                                                             =======    =====    =====

     Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                1996       1995
                                                              --------    -------
Deferred Federal Tax Assets:
  Investment tax and other credits..........................  $ 11,962      9,762
  Accrued postretirement benefits...........................     9,941      9,424
  Settlement with Department of Energy......................     3,694      3,981
  Settlement with the State of Alaska.......................       728        810
  Acquisition...............................................       713         --
  Net operating losses......................................        --     29,695
  Other.....................................................     3,417      8,594
                                                              --------    -------
          Total Deferred Federal Tax Assets.................    30,455     62,266
                                                              --------    -------
Deferred Federal Tax Liabilities:
  Accelerated depreciation and property-related items.......   (47,147)   (39,734)
  Receivable related to a natural gas contract..............        --    (17,699)
                                                              --------    -------
          Total Deferred Federal Tax Liabilities............   (47,147)   (57,433)
                                                              --------    -------
Net Deferred Federal Tax Asset (Liability) Before Valuation
  Allowance.................................................   (16,692)     4,833
Valuation Allowance.........................................        --     (4,833)
                                                              --------    -------
Net Deferred Federal Tax Liability..........................   (16,692)        --
State Income and Other Taxes................................    (2,459)    (5,389)
                                                              --------    -------
          Net Deferred Tax Liability........................  $(19,151)    (5,389)
                                                              ========    =======

                          TESORO PETROLEUM CORPORATION

     The following tables set forth the components of the Company's results of operations (in thousands) and a reconciliation of the normal statutory federal income tax rate with the Company's effective tax rate:

                                                            1996       1995      1994
                                                          --------    ------    ------
Earnings Before Income Taxes and Extraordinary Loss:
  United States.........................................  $106,675    55,221    18,336
  Foreign...............................................     8,472     6,647     7,720
                                                          --------    ------    ------
          Total Earnings Before Income Taxes and
            Extraordinary Loss..........................  $115,147    61,868    26,056
                                                          ========    ======    ======
Statutory U.S. Corporate Tax Rate (%)...................        35        35        35
Effect of:
  Accounting recognition of operating loss tax
     benefits...........................................        (4)      (33)      (35)
  Foreign income taxes (net of tax benefit).............         2         5        14
  State income taxes (net of tax benefit)...............         1         1         5
  Other.................................................        (1)       (1)        2
                                                          --------    ------    ------
Effective Income Tax Rate (%)...........................        33         7        21
                                                          ========    ======    ======

     At December 31, 1996, the Company had approximately $8.2 million of investment tax credits and employee stock ownership credits available for carryover to subsequent years, which, if not used, will expire in the years 1997 through 2006. Additionally, at December 31, 1996, the Company had approximately $3.8 million of alternative minimum tax credit carryforwards, with no expiration dates, to offset future regular tax liabilities.

NOTE I -- LONG-TERM DEBT AND OTHER OBLIGATIONS

     Long-term debt and other obligations at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                               1996       1995
                                                              -------   --------
Liability to State of Alaska................................  $62,079     62,313
Vacuum Unit Loan............................................   11,250     13,393
Liability to Department of Energy...........................   10,555     11,874
Revolving Credit Lines......................................      883         --
Industrial Revenue Bonds....................................      558      1,654
12 3/4% Subordinated Debentures (net of discount of $2,194
  in 1995)..................................................       --     27,806
13% Exchange Notes..........................................       --     44,116
Other.......................................................    3,978      3,324
                                                              -------   --------
                                                               89,303    164,480
Less Current Maturities.....................................   10,043      9,473
                                                              -------   --------
                                                              $79,260    155,007
                                                              =======   ========

     Aggregate maturities of long-term debt and obligations for each of the five years following December 31, 1996 are as follows: 1997 - $10.0 million;
1998 - $9.7 million; 1999 - $9.6 million; 2000 - $10.7 million; and 2001 - $11.3 million.

  Revolving Credit Lines

     In June 1996, the Company amended and restated its corporate revolving credit agreement ("Credit Facility"), expiring in April 2000, which provides total commitments of $150 million from a consortium of nine banks. The Company, at its option, has currently activated $100 million of these commitments. The

                          TESORO PETROLEUM CORPORATION

Credit Facility provides for cash borrowings up to $100 million and issuance of letters of credit up to a borrowing base (which was approximately $141 million at December 31, 1996). Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. At December 31, 1996, the Company had outstanding letters of credit of $33 million with no cash borrowings outstanding.

     Cash borrowings under the Credit Facility bear interest at the prime rate plus .50% per annum or the London Interbank Offered Rate ("LIBOR") plus 1.5% per annum. Fees on outstanding letters of credit under the Credit Facility are 1.5% per annum. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which limit the incurrence of additional indebtedness and restricted payments. Under the Credit Facility, dividends up to $5 million per year are allowed, subject to the restricted payment limit.

     During 1996 and 1995, the Company's gross borrowings and repayments under its corporate revolving credit line totaled $166 million and $262 million, respectively, which were used on a short-term basis to finance working capital requirements and capital expenditures.

     In November 1996, a subsidiary of the Company entered into a loan facility with a bank which provides a three-year line of credit up to $10 million to the Marine Services segment for the purchase of real estate and equipment at the bank's prime rate. The loan facility, which is subject to a borrowing base, is not guaranteed by the Company and is secured only by such real estate and equipment that are financed. Beginning in March 1998, credit availability is reduced quarterly by 6.667%. At December 31, 1996, $.9 million was outstanding under the loan facility.

  Vacuum Unit Loan

     In 1994, the National Bank of Alaska and the Alaska Industrial Development & Export Authority provided a $15 million loan to the Company towards the cost of the Company's refinery vacuum unit ("Vacuum Unit Loan"). The Vacuum Unit Loan matures January 1, 2002, requires equal quarterly payments of approximately $536,000 and bears interest at the unsecured 90-day commercial paper rate, adjusted quarterly, plus 2.6% per annum (8.23% at December 31, 1996) for two-thirds of the amount borrowed and at the National Bank of Alaska floating prime rate plus one-fourth of 1% per annum (8.5% at December 31, 1996) for the remainder. The Vacuum Unit Loan is secured by a first lien on the Company's refinery. Under the terms of the Vacuum Unit Loan, the Company is required to maintain specified levels of working capital, tangible net worth and cash flow, as defined. For 1996, the Company satisfied all of its covenants except for working capital and refinery cash flow requirements, which were waived by the lenders.

  12 3/4% Subordinated Debentures and 13% Exchange Notes

     In November 1996, the Company fully redeemed its two public debt issues, totaling approximately $74 million, at a price equal to 100% of the principal amount, plus accrued interest to the redemption date. The redemption of debt was comprised of $44.1 million of outstanding 13% Exchange Notes ("Exchange Notes"), due December 1, 2000, and $30 million of outstanding 12 3/4% Subordinated Debentures ("Subordinated Debentures"), due March 15, 2001. The redemption was accounted for as an early extinguishment of debt in the 1996 third quarter, resulting in a pretax charge of $3.2 million ($2.3 million aftertax) which represented a write-off of unamortized bond discount and issue costs. The extraordinary losses on debt extinguishments of $2.9 million and $4.8 million in 1995 and 1994, respectively, related to the redemption of $34.6 million principal amount of Subordinated Debentures in December 1995 and the exchange of $44.1 million principal amount of Subordinated Debentures for Exchange Notes in February 1994 (see Note K).

                          TESORO PETROLEUM CORPORATION

  State of Alaska

     In 1993, the Company entered into an agreement ("Agreement") with the State of Alaska ("State") that settled a contractual dispute with the State. Under the Agreement, the Company is obligated to make variable monthly payments to the State through December 2001 based on a per barrel charge on the volume of feedstock processed at the Company's refinery. In 1995 and 1994, based on a per barrel throughput charge of 16 cents, the Company's variable payments to the State totaled $2.9 million and $2.8 million, respectively. The per barrel charge increased to 24 cents in 1996 with the Company's variable payment to the State totaling $4.0 million in the year. The per barrel charge of 24 cents in 1997 increases to 30 cents in 1998 with one cent annual incremental increases thereafter through 2001. In January 2002, the Company is obligated to pay the State $60 million; provided, however, that such payment may be deferred indefinitely by continuing the variable monthly payments to the State beginning at 34 cents per barrel for 2002 and increasing one cent per barrel annually thereafter. Variable monthly payments made after January 2002 will not reduce the $60 million obligation to the State. The imputed rate of interest used by the Company on the $60 million obligation was 13%. The $60 million obligation is evidenced by a security bond, and the bond and the throughput barrel obligations are secured by a mortgage on the Company's refinery. The Company's obligations under the Agreement and the mortgage are subordinated to current and future senior debt of up to $175 million plus any indebtedness incurred subsequent to the date of the Agreement to improve the Company's refinery.

  Department of Energy

     A Consent Order entered into by the Company with the Department of Energy ("DOE") in 1989 settled all issues relating to the Company's compliance with federal petroleum price and allocation regulations from 1973 through decontrol in 1981. At December 31, 1996, the Company's remaining obligation is to pay the DOE $10.6 million, exclusive of interest at 6%, over the next six years.

  Industrial Revenue Bonds

     The industrial revenue bonds mature in 1997 and require semiannual payments of approximately $365,000. The bonds bear interest at a variable rate (6.1875% at December 31, 1996), which is equal to 75% of the National Bank of Alaska's prime rate. The bonds are collateralized by the Company's refinery sulphur recovery unit, which had a carrying value of approximately $5.6 million at December 31, 1996.

NOTE J -- BENEFIT PLANS

  Retirement Plan

     For all eligible employees, the Company provides a qualified noncontributory retirement plan. Plan benefits are based on years of service and compensation. The Company's funding policy is to make contributions at a minimum in accordance with the requirements of applicable laws and regulations, but no more than the amount deductible for income tax purposes. The components of net pension expense for the Company's retirement plan for the years ended December 31, 1996, 1995 and 1994 are presented below (in thousands):

                                                            1996      1995      1994
                                                           -------   -------   -------
Service Costs............................................  $ 1,306     1,147     1,121
Interest Cost............................................    3,536     3,549     3,351
Actual Return on Plan Assets.............................   (6,212)   (8,299)     (217)
Net Amortization and Deferral............................    1,687     4,288    (3,408)
                                                           -------   -------   -------
  Net Pension Expense....................................  $   317       685       847
                                                           =======   =======   =======

                          TESORO PETROLEUM CORPORATION

     The funded status of the Company's retirement plan and amounts included in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 are set forth in the following table (in thousands):

                                                               1996      1995
                                                              -------   ------
Actuarial Present Value of Benefit Obligation:
  Vested benefit obligation.................................  $40,539   39,012
                                                              =======   ======
  Accumulated benefit obligation............................  $43,404   41,659
                                                              =======   ======
Plan Assets at Fair Value...................................  $46,356   42,406
Projected Benefit Obligation................................   50,163   47,992
                                                              -------   ------
Plan Assets Less Than Projected Benefit Obligation..........   (3,807)  (5,586)
Unrecognized Net Loss.......................................    5,903    7,319
Unrecognized Prior Service Costs............................     (341)    (415)
Unrecognized Net Transition Asset...........................   (3,176)  (4,412)
                                                              -------   ------
  Accrued Pension Liability.................................  $(1,421)  (3,094)
                                                              =======   ======

     Retirement plan assets are primarily comprised of common stock and bond funds. Actuarial assumptions used to measure the projected benefit obligations at December 31, 1996, 1995 and 1994 included a discount rate of 7 1/2%, 7 1/2% and 8 1/2%, respectively, and a compensation increase rate of 5%, 5% and 6%, respectively. The expected long-term rate of return on assets was 8 1/2%, 8 1/2% and 9% for 1996, 1995 and 1994, respectively.

  Executive Security Plan

     The Company's executive security plan ("ESP") provides executive officers and other key personnel with supplemental death or retirement benefits in addition to those benefits available under the Company's group life insurance and retirement plans. These supplemental retirement benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. Contributions are made based upon the estimated requirements of the plan. The components of net pension expense for the ESP for the years ended December 31, 1996, 1995 and 1994 are presented below (in thousands):

                                                              1996    1995   1994
                                                              -----   ----   ----
Service Costs...............................................  $ 354    364    474
Interest Cost...............................................    204    205    273
Actual Return on Plan Assets................................   (439)  (325)  (230)
Net Amortization and Deferral...............................    751    471    228
                                                              -----   ----   ----
  Net Pension Expense.......................................  $ 870    715    745
                                                              =====   ====   ====

     During 1996, 1995 and 1994, the Company incurred additional ESP expense of $.9 million, $1.5 million and $.4 million, respectively, for settlements, curtailments and other benefits resulting from employee terminations.

                          TESORO PETROLEUM CORPORATION

     The funded status of the ESP and amounts included in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 are set forth in the following table (in thousands):

                                                               1996        1995
                                                              ------      ------
Actuarial Present Value of Benefit Obligation:
  Vested benefit obligation.................................  $3,300       2,470
                                                              ======      ======
  Accumulated benefit obligation............................  $4,434       3,038
                                                              ======      ======
Plan Assets at Fair Value...................................  $7,139       4,447
Projected Benefit Obligation................................   6,467       4,155
                                                              ------      ------
Plan Assets in Excess of Projected Benefit Obligation.......     672         292
Unrecognized Net Loss.......................................   4,532       2,343
Unrecognized Prior Service Costs............................     537         395
Unrecognized Net Transition Obligation......................     417         643
                                                              ------      ------
  Prepaid Pension Asset.....................................  $6,158       3,673
                                                              ======      ======

     Assets of the ESP consist of a group annuity contract. Actuarial assumptions used to measure the projected benefit obligation at December 31, 1996, 1995 and 1994 included a discount rate of 7 1/2%, 7 1/2% and 8 1/2%, respectively, and a compensation increase rate of 5%. The expected long-term rate of return on assets was 8%, 8% and 9% for 1996, 1995 and 1994, respectively.

  Retiree Health Care and Life Insurance Benefits

     The Company provides health care and life insurance benefits to retirees who were participating in the Company's group insurance program at retirement. Health care is also provided to qualified dependents of participating retirees. These benefits are provided through unfunded, defined benefit plans. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. The Company funds its share of the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis. The components of net periodic postretirement benefits expense, other than pensions, for the years ended December 31, 1996, 1995 and 1994 included the following (in thousands):

                                                             1996     1995      1994
                                                            ------    -----    ------
Health Care:
  Service costs...........................................  $  558      447       471
  Interest costs..........................................   1,294    1,399     1,264
                                                            ------    -----    ------
     Net Periodic Postretirement Expense..................  $1,852    1,846     1,735
                                                            ======    =====    ======
Life Insurance:
  Service costs...........................................  $  158      174       198
  Interest costs..........................................     548      584       518
                                                            ------    -----    ------
     Net Periodic Postretirement Expense..................  $  706      758       716
                                                            ======    =====    ======

                          TESORO PETROLEUM CORPORATION

     The following tables show the status of the plans reconciled with the amounts in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 (in thousands):

                                                               1996       1995
                                                              -------    -------
Health Care:
Accumulated Postretirement Benefit Obligation --
  Retirees..................................................  $12,549     13,831
  Active participants eligible to retire....................    1,203      1,382
  Other active participants.................................    4,181      4,118
                                                              -------    -------
                                                               17,933     19,331
Unrecognized Net Gain.......................................    2,621        328
                                                              -------    -------
     Accrued Postretirement Benefit Liability...............  $20,554     19,659
                                                              =======    =======
Life Insurance:
Accumulated Postretirement Benefit Obligation --
  Retirees..................................................  $ 6,274      5,888
  Active participants eligible to retire....................      484        452
  Other active participants.................................    1,205      1,590
                                                              -------    -------
                                                                7,963      7,930
Unrecognized Net Loss.......................................     (115)      (665)
                                                              -------    -------
     Accrued Postretirement Benefit Liability...............  $ 7,848      7,265
                                                              =======    =======

     The weighted average annual rate of increase in the per capita cost of covered health care benefits is assumed to be 8% for 1997, decreasing gradually to 6% by the year 2005 and remaining at that level thereafter. This health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, an increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement obligation at December 31, 1996 by $3.3 million and the aggregate of service cost and interest cost components of net periodic postretirement benefits for the year then ended by $.5 million. Actuarial assumptions used to measure the accumulated postretirement benefit obligation at December 31, 1996, 1995 and 1994 included a discount rate of 7 1/2%, 7 1/2% and 8 1/2%, respectively, and a compensation rate increase of 5%, 5% and 6%, respectively.

  Thrift Plan

     The Company sponsors an employee thrift plan which provides for contributions by eligible employees into designated investment funds with a matching contribution by the Company. Employees may contribute up to 10% of their compensation, subject to certain limitations, and may elect tax deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Effective October 1, 1996, the thrift plan was amended to change the Company's matching contribution from 50% (of up to 6% of the employee's eligible contribution) to 100% (of up to 4% of the employee's eligible contributions), with 50% of the Company's match invested in Common Stock of the Company. The Company's contributions amounted to $754,000, $400,000 and $547,000 during 1996, 1995 and 1994, respectively.

  Employee Terminations and Other Costs

     In 1996 and 1995, the Company incurred charges of $2.9 million and $5.2 million, respectively, primarily for employee termination costs and other restructuring costs. Other expense in 1996 and 1995 included $2.0 million and $3.8 million of these charges, representing primarily severance and related benefits resulting from a reduction in administrative workforce and other employee terminations together with settlements and curtailments under the Company's executive security plan. Operating expenses and other included the remaining amounts of these charges which were related to employee terminations and exit costs in the Company's operating segments. At December 31, 1995, the Company's Consolidated Balance Sheet included

                          TESORO PETROLEUM CORPORATION
an accrual of approximately $.9 million relating to the costs incurred in 1995, all of which were subsequently paid in 1996. Costs incurred in 1996 were paid and settled during the year.

  Non-Employee Director Retirement Plan

     The Company has an unfunded Non-Employee Director Retirement Plan ("Director Retirement Plan") which provides that any eligible non-employee director who elects to participate in the Director Retirement Plan and who has served on the Company's Board of Directors for at least three full years will be entitled to a retirement payment beginning the later of the director's sixty-fifth birthday or such later date that the individual's service as a director ends. In 1995, the Company recognized expense of $.8 million related to the Director Retirement Plan, substantially all attributable to nonrecurring prior service costs. At December 31, 1996 and 1995, the Director Retirement Plan's projected benefit obligation and present value of the vested and accumulated benefit obligation discounted at 7 1/2% were estimated to be $.8 million. The Company's Consolidated Balance Sheet at December 31, 1996 and 1995 included $.7 million in other liabilities related to the Director Retirement Plan. The Compensation Committee of the Board of Directors is considering the termination of the Director Retirement Plan and the conversion of the lump-sum present value of each director's benefit into an unfunded deferred phantom stock plan.

NOTE K -- STOCKHOLDERS' EQUITY

  Stock Plans and Incentive Compensation Strategy

     The Company has two employee incentive stock plans, the Executive Long-Term Incentive Plan ("1993 Plan") and Amended Incentive Stock Plan of 1982 ("1982 Plan"), and the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") (collectively, the "Plans"). Shares of unissued Common Stock reserved for the Plans totaled 2,775,191 at December 31, 1996.

     The 1993 Plan provides for the grant of up to 2,650,000 shares of the Company's Common Stock in a variety of forms, including restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. Stock options may be granted at exercise prices equal to the market value on the date the options are granted. The options granted generally become exercisable after one year in 20% or 33% increments per year and expire ten years from date of grant. The 1993 Plan will expire, unless earlier terminated, as to the issuance of awards in the year 2003. At December 31, 1996, the Company had 461,807 shares available for future grants under the 1993 Plan. The 1982 Plan expired in 1994 as to issuance of stock appreciation rights, stock options and stock awards; however, grants made before the expiration date that have not been fully exercised remain outstanding pursuant to their terms.

     The 1995 Plan provides for the grant of up to an aggregate of 150,000 nonqualified stock options to eligible non-employee directors of the Company. The option price per share is equal to the fair market value per share of the Company's Common Stock on the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. Under the 1995 Plan, each person serving as a non-employee director on February 23, 1995 or appointed thereafter, received an option to purchase 5,000 shares of Common Stock. In addition, each non-employee director, while the 1995 Plan is in effect and shares are available to grant, will be granted an option to purchase 1,000 shares of Common Stock on the next day after each annual meeting of the Company's stockholders but not later than June 1. At December 31, 1996, the Company had 67,000 options outstanding and 83,000 shares available for future grants under the 1995 Plan.

     In June 1996, the Company's Board of Directors unanimously approved an incentive compensation strategy in order to encourage a longer-term focus for all employees to perform at an outstanding level. The strategy provides eligible employees with incentives to achieve a significant increase in the market price of the

                          TESORO PETROLEUM CORPORATION

Company's Common Stock. Under the strategy, awards would be earned only if the market price of the Company's Common Stock reaches an average price per share of $20 or higher over any 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees will be able to earn cash bonuses equal to 25% of their individual payroll amounts for the previous twelve complete months and certain executives have been granted, from the 1993 Plan, a total of 340,000 stock options at an exercise price of $11.375 per share, the fair market value (as defined in the 1993 Plan) of a share of the Company's Common Stock on the date of grant, and 350,000 shares of restricted Common Stock, all of which vest only upon achieving the Performance Target.

     A summary of stock option activity in the Plans is set forth below:

                                                             OPTIONS      WEIGHTED-AVERAGE
                                                           OUTSTANDING     EXERCISE PRICE
                                                           -----------    ----------------
December 31, 1993........................................   1,016,870          $ 4.89
  Granted................................................     524,600            9.34
  Exercised..............................................     (18,764)          10.15
  Forfeited and expired..................................     (26,413)           5.37
                                                            ---------
December 31, 1994........................................   1,496,293            6.37
  Granted................................................     450,000            8.34
  Exercised..............................................    (507,467)           4.85
  Forfeited and expired..................................    (266,745)           9.10
                                                            ---------
December 31, 1995........................................   1,172,081            7.16
  Granted................................................   1,095,500           13.45
  Exercised..............................................    (315,664)           5.67
  Forfeited and expired..................................     (95,171)           8.50
                                                            ---------
December 31, 1996........................................   1,856,746           11.05
                                                            =========

     Options exercisable amounted to 380,230; 360,779; and 478,879 at December 31, 1996, 1995 and 1994, respectively.

     The following table summarizes information about stock options outstanding under the Plans at December 31, 1996:

                                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              -------------------------------------------------   ------------------------------
                                            WEIGHTED-AVERAGE
          RANGE OF              NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
      EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
      ---------------         -----------   ----------------   ----------------   -----------   ----------------
$ 3.92 - $ 6.67.............     199,806       6.3 years            $ 4.59          152,470          $ 4.39
$ 6.68 - $ 9.43.............     445,323       8.6 years              8.25          118,843            8.46
$ 9.44 - $12.17.............     531,397       8.9 years             10.89          102,197           10.17
$12.18 - $14.94.............     680,220       9.8 years             14.92            6,720           12.63
                               ---------                                            -------
$ 3.92 - $14.94.............   1,856,746       8.9 years             11.05          380,230            7.36
                               =========                                            =======

     Performance shares granted to officers and key employees under the 1993 Plan amounted to 137,253 common shares in 1994. Compensation expense, representing the excess of the market value of the Common Stock on the dates of the awards over the purchase price to be paid by the employee, is charged to earnings over the periods that the shares are earned and amounted to $1.3 million in 1994. No performance shares were granted in 1996 and 1995.

                          TESORO PETROLEUM CORPORATION

     The Company applies APB No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for stock option transactions or the incentive compensation strategy discussed above. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards (granted after January 1, 1995) in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings in 1996 would have been reduced from $74.5 million ($2.81 per share) to pro forma net earnings of approximately $72.6 million ($2.74 per share). Net earnings in 1995 of $54.6 million ($2.18 per share) would have been reduced to pro forma net earnings of approximately $53.8 million ($2.15 per share). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 45% and 30%; risk free interest rates of 7% for both periods; and expected lives of 7 years for both periods. The estimated fair values of options granted during 1996 and 1995 were $4.26 per share and $3.65 per share, respectively, and the fair value of restricted stock awards in 1996 was $.95 per share.

  1994 Recapitalization and Equity Offering

     In February 1994, the Company consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the Company's outstanding debt and preferred stocks were restructured (the "Recapitalization"). Significant components of the Recapitalization were as follows:

        (i) The Company exchanged $44.1 million principal amount of Subordinated Debentures for a like principal amount of Exchange Notes, both of which were fully redeemed in 1996 (see Note I).

        (ii) The 1.3 million outstanding shares of the Company's $2.16 Cumulative Convertible Preferred Stock ("$2.16 Preferred Stock"), which had a $25 per share liquidation preference, plus accrued and unpaid dividends of $9.5 million, were reclassified into 6.6 million shares of Common Stock.

        (iii) The Company and the holder ("Holder") of all of the Company's $2.20 Cumulative Convertible Preferred Stock ("$2.20 Preferred Stock") entered into an agreement pursuant to which the Holder agreed, among other matters, to waive all existing mandatory redemption requirements, to consider all accrued and unpaid dividends on the $2.20 Preferred Stock (aggregating $21 million) to be paid and to grant to the Company an option to purchase all of the Holder's $2.20 Preferred Stock and Common Stock for approximately $53 million, all in consideration for, among other things, the issuance by the Company of 1.9 million shares of Common Stock.

     In June 1994, the Company completed a public offering of 5.9 million shares of its Common Stock, receiving net proceeds of $57 million. These proceeds were used by the Company in part to pay the Holder $53 million, reacquiring 2.9 million shares of $2.20 Preferred Stock and 4.1 million shares of Common Stock.

     In total, the transactions related to the Recapitalization and equity offering in 1994 resulted in the reclassification of the $2.16 Preferred Stock, the retirement of the $2.20 Preferred Stock and net increases in Common Stock of $1.7 million (10.3 million shares) and additional paid-in capital of $88.5 million.

                          TESORO PETROLEUM CORPORATION

NOTE L -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various noncancellable operating leases related to convenience stores, equipment, property and other facilities. Lease terms range from one year to 35 years and generally contain multiple renewal options. Future minimum annual payments for operating leases existing at December 31, 1996, excluding marine charters, were as follows (in thousands):

1997........................................................  $ 5,624
1998........................................................    4,978
1999........................................................    2,310
2000........................................................    1,972
2001........................................................    1,687
Remainder...................................................   13,472
                                                              -------
          Total Minimum Lease Payments......................  $30,043
                                                              =======

     In addition to the long-term lease commitments above, the Company has leases for two vessels that are used to transport crude oil and refined products to and from the Company's refinery. At December 31, 1996, future minimum annual lease payments remaining for these two vessels, which include operating costs, are approximately $28 million for each of the years 1997 through 1999 and $16 million for the year 2000. Operating costs related to these vessels, which may vary from year to year, comprised approximately 30% of the total minimum payments in 1996. The Company also enters into various month-to-month and other short-term rentals, including a six-month charter of a vessel used to primarily transport refined products from the Company's refinery to the Far East.

     Total rental expense, including short-term leases in addition to rents paid and accrued under long-term lease commitments, amounted to approximately $42 million, $36 million and $34 million for 1996, 1995 and 1994, respectively. Rental expense included amounts related to the lease of chartered vessels totaling approximately $30 million, $26 million and $25 million for 1996, 1995 and 1994, respectively.

  Environmental

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved, and an estimated total cost of approximately $500,000 among all of the parties to close the site. The Company is currently involved in settlement discussions with the Environmental Protection Agency ("EPA") and other potentially responsible parties at the Abbeville, Louisiana site. The Company expects, based on these discussions, that its liability will not exceed $25,000. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties.

     At December 31, 1996, the Company's accruals for environmental expenses amounted to $8.9 million, which included a noncurrent liability of $3.5 million for remediation of the KPL properties that has been funded by the former owners through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes

                          TESORO PETROLEUM CORPORATION
these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

  Crude Oil Purchase Contract

     The Company has a three-year contract with the State of Alaska for the purchase of royalty crude oil covering the period January 1, 1996 through December 31, 1998. The contract provides for the purchase of approximately 40,000 barrels per day of Alaska North Slope ("ANS") royalty crude oil, the primary feedstock for the Company's refinery, and is priced based on royalty values computed by the State. Under this agreement, the Company is required to utilize in its refinery operations volumes equal to at least 80% of the ANS crude oil to be purchased from the State. This contract contains provisions that, under certain conditions, allow the Company to temporarily or permanently reduce its purchase obligations.

                          TESORO PETROLEUM CORPORATION

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTERS
                                                    ---------------------------------    TOTAL
                                                    FIRST    SECOND   THIRD    FOURTH     YEAR
                                                    ------   ------   ------   ------   --------
                                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
1996
  Revenues:
     Gross operating revenues.....................  $238.6    233.8    262.8    240.2      975.4
     Income from gas contract settlement..........      --       --       --     60.0       60.0
     Other, including gain (loss) on asset
       sales......................................     5.0       .1      (.7)      --        4.4
                                                    ------   ------   ------   ------   --------
          Total Revenues..........................  $243.6    233.9    262.1    300.2    1,039.8
                                                    ======   ======   ======   ======   ========
  Operating Profit................................  $ 20.7     27.6     25.2     71.3      144.8
                                                    ======   ======   ======   ======   ========
  Earnings Before Extraordinary Item..............  $  6.0     12.0     16.2     42.6       76.8
  Extraordinary Loss on Extinguishment of Debt,
     Net..........................................      --       --     (2.3)      --       (2.3)
                                                    ------   ------   ------   ------   --------
          Net Earnings............................  $  6.0     12.0     13.9     42.6       74.5
                                                    ======   ======   ======   ======   ========
  Earnings Per Share:
     Earnings Before Extraordinary Item...........  $  .23      .45      .61     1.59       2.90
     Extraordinary Loss...........................      --       --     (.09)      --       (.09)
                                                    ------   ------   ------   ------   --------
          Net Earnings............................  $  .23      .45      .52     1.59       2.81
                                                    ======   ======   ======   ======   ========
1995
  Revenues:
     Gross operating revenues.....................  $234.0    264.2    244.2    227.8      970.2
     Other, including gain (loss) on asset
       sales......................................      --       --     33.1      (.4)      32.7
                                                    ------   ------   ------   ------   --------
          Total Revenues..........................  $234.0    264.2    277.3    227.4    1,002.9
                                                    ======   ======   ======   ======   ========
  Operating Profit................................  $ 12.4     19.1     53.8     20.6      105.9
                                                    ======   ======   ======   ======   ========
  Earnings Before Extraordinary Item..............  $  1.8      7.4     36.8     11.5       57.5
  Extraordinary Loss on Extinguishment of Debt,
     Net..........................................      --       --       --     (2.9)      (2.9)
                                                    ------   ------   ------   ------   --------
          Net Earnings............................  $  1.8      7.4     36.8      8.6       54.6
                                                    ======   ======   ======   ======   ========
  Earnings Per Share:
     Earnings Before Extraordinary Item...........  $  .07      .30     1.47      .46       2.29
     Extraordinary Loss...........................      --       --       --     (.11)      (.11)
                                                    ------   ------   ------   ------   --------
          Net Earnings............................  $  .07      .30     1.47      .35       2.18
                                                    ======   ======   ======   ======   ========

     The 1996 first quarter included pretax income of $5 million related to a retroactive severance tax refund. The 1996 third quarter included pretax income of $8 million for interest and reimbursement of costs from Tennessee Gas (see Note D) and an aftertax extraordinary loss of $2.3 million for the early extinguishment of debt (see Note I). The contract with Tennessee Gas was terminated during the 1996 fourth quarter resulting in pretax income of $60 million (see Note D).

     The 1995 third quarter included a gain of approximately $33 million from the sale of certain interests in the Bob West Field (see Note C), partially offset by approximately $5 million for employee terminations and other restructuring costs (see Note J). An extraordinary loss of $2.9 million was recognized in the 1995 fourth quarter for the early extinguishment of debt (see
Note I).

                          TESORO PETROLEUM CORPORATION

NOTE N -- NATURAL GAS PRICE AGREEMENTS

     The Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During 1996, 1995 and 1994, the Company used such agreements to set the price of 30%, 38% and 11%, respectively, of the natural gas production that it sold in the spot market. It is the Company's policy to use such agreements to set the price of not more than 50% of the annual volumes of natural gas production that are sold in the spot market. The agreements provide for the Company to receive, or make, payments based upon the differential between a specified fixed price and the market price for natural gas. The market price is determined by reference to a published index for natural gas traded at the Houston Ship Channel. The Houston Ship Channel index is the price upon which the cash prices for substantially all of the Company's spot market gas sales are based and, accordingly, the risk of losses from large fluctuations in the basis differentials (normally approximating the cost of transporting gas between the Henry Hub and the Houston Ship Channel) is substantially eliminated. The Company includes the related gains or losses in gas revenues in the period in which the gas is produced, which amounted to a loss of $3.1 million ($.11 per Mcf) in 1996 and to gains of $.3 million ($.01 per Mcf) in 1995 and 1994.

     As of January 9, 1997, the Company had entered into price agreements for 1997 production totaling .9 Bcf of gas for an average Houston Ship Channel price of $2.18 per Mcf. In addition, the Company has entered into price agreements with collars, under which no payment will be made by either party unless the price falls below a designated floor price or above a designated ceiling price, at which time the Company receives or pays the difference, respectively. The Company has entered into price agreements with collars for 1997 production totaling 1.8 Bcf of gas with an average floor Houston Ship Channel price of $1.93 per Mcf and an average ceiling Houston Ship Channel price of $2.42 per Mcf. In 1996, the Company's average spot market wellhead price per Mcf for gas sales was $.23 less than the average Houston Ship Channel index, the difference representing transportation and marketing costs from the wellhead in South Texas.

NOTE O -- OIL AND GAS PRODUCING ACTIVITIES

     The information presented below represents the oil and gas producing activities of the Company's Exploration and Production segment. Amounts related to the U.S. natural gas transportation operations, as disclosed in Note B, have been excluded. Other information pertinent to the Exploration and Production segment is contained in Notes B, C, D and N.

     In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. During 1996, the Company signed agreements to convert its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company is not satisfied with modifications to the Bolivian fiscal law. The Company expects to complete this conversion during the first half of 1997. The new contracts extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contracts will extend the term of the Company's operations for Block 18 ten additional years to the year 2017. For Block 20, the new contract extends the Company's term 21 additional years to the year 2029 for acreage that is in the exploration phase of the contract, and ten additional years to the year 2018 for an area within Block 20 that is designated as being in the development phase of the new contract. The new contract provisions, along with a substantial discovery during 1996, significantly increased the Company's reserves.

                          TESORO PETROLEUM CORPORATION

  Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                DECEMBER 31,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Capitalized Costs:
  Proved properties.................................  $179,433     119,836     131,930
  Unproved properties not being amortized(1)........    12,344       5,118       3,758
                                                      --------    --------    --------
                                                       191,777     124,954     135,688
  Accumulated depreciation, depletion and
     amortization...................................    78,222      51,549      50,261
                                                      --------    --------    --------
          Net Capitalized Costs.....................  $113,555      73,405      85,427
                                                      ========    ========    ========

---------------

     (1) The Company anticipates that the majority of the costs at December 31, 1996, incurred primarily in 1996, will be included in the amortization base during 1997.

  Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                          UNITED
                                                          STATES     BOLIVIA     TOTAL
                                                          -------    -------    -------
                                                                 (IN THOUSANDS)
1996
  Property acquisitions --
     Proved.............................................  $20,454        --      20,454
     Unproved...........................................    5,216        --       5,216
  Exploration...........................................   11,830     6,704      18,534
  Development...........................................   22,228       149      22,377
                                                          -------    ------     -------
                                                          $59,728     6,853      66,581
                                                          =======    ======     =======
1995
  Property acquisition, unproved........................  $ 1,432        --       1,432
  Exploration...........................................   10,011     2,994      13,005
  Development...........................................   38,003       792      38,795
                                                          -------    ------     -------
                                                          $49,446     3,786      53,232
                                                          =======    ======     =======
1994
  Property acquisition, unproved........................  $   438        --         438
  Exploration...........................................    8,808        --       8,808
  Development...........................................   51,133        --      51,133
                                                          -------    ------     -------
                                                          $60,379        --      60,379
                                                          =======    ======     =======

                          TESORO PETROLEUM CORPORATION

  Results of Operations from Oil and Gas Producing Activities

     The following table sets forth the results of operations for oil and gas producing activities, in the aggregate by geographic area, with income tax expense computed using the statutory tax rate for the period adjusted for permanent differences, tax credits and allowances.

                                                           UNITED
                                                           STATES       BOLIVIA       TOTAL
                                                         ----------    ---------    ---------
                                                          (IN THOUSANDS EXCEPT AS INDICATED)
1996
  Gross revenues -- sales to nonaffiliates.............    $ 88,358      13,701       102,059
  Production costs.....................................       5,326         837         6,163
  Administrative support and other.....................       3,649       2,830         6,479
  Depreciation, depletion and amortization.............      25,235       1,279        26,514
  Income from settlement of a natural gas
     contract(1).......................................      60,000          --        60,000
  Other income(2)......................................       5,000          --         5,000
                                                           --------      ------       -------
  Pretax results of operations.........................     119,148       8,755       127,903
  Income tax expense...................................      41,702       5,439        47,141
                                                           --------      ------       -------
  Results of operations from producing activities(3)...    $ 77,446       3,316        80,762
                                                           ========      ======       =======
  Depletion rates per net equivalent Mcf...............    $    .79         .15
                                                           ========      ======
1995
  Gross revenues -- sales to nonaffiliates.............    $107,276      11,707       118,983
  Production costs.....................................      12,005         600        12,605
  Administrative support and other.....................       2,842       3,289         6,131
  Gain on sales of assets(4)...........................      33,532          --        33,532
  Depreciation, depletion and amortization.............      29,004         250        29,254
                                                           --------      ------       -------
  Pretax results of operations.........................      96,957       7,568       104,525
  Income tax expense...................................      33,935       4,718        38,653
                                                           --------      ------       -------
  Results of operations from producing activities(3)...    $ 63,022       2,850        65,872
                                                           ========      ======       =======
  Depletion rates per net equivalent Mcf...............    $    .69         .03
                                                           ========      ======
1994
  Gross revenues -- sales to nonaffiliates.............    $ 87,478      13,211       100,689
  Production costs.....................................       8,945         619         9,564
  Administrative support and other.....................       2,289       3,242         5,531
  Depreciation, depletion and amortization.............      24,143          --        24,143
                                                           --------      ------       -------
  Pretax results of operations.........................      52,101       9,350        61,451
  Income tax expense...................................      19,104       5,605        24,709
                                                           --------      ------       -------
  Results of operations from producing activities(3)...    $ 32,997       3,745        36,742
                                                           ========      ======       =======
  Depletion rates per net equivalent Mcf...............    $    .79          --
                                                           ========      ======

---------------

(1) See Note D.

(2) Represents retroactive severance tax refunds resulting from exemptions on substantially all of the Company's reserves in the Bob West Field.

(3) Excludes corporate general and administrative expenses and financing costs.

(4) Represents gain on sale of certain interests in the Bob West Field (see Note
    C).

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

                                                           UNITED
                                                           STATES    BOLIVIA    TOTAL
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1996
  Future cash inflows...................................  $376,103   368,119   744,222
  Future production costs...............................    66,524    72,766   139,290
  Future development costs..............................    13,156    30,632    43,788
                                                          --------   -------   -------
  Future net cash flows before income tax expense.......   296,423   264,721   561,144
  10% annual discount factor............................    73,687   130,915   204,602
                                                          --------   -------   -------
  Discounted future net cash flows before income
     taxes..............................................   222,736   133,806   356,542
  Discounted future income tax expense(1)...............    70,251    80,102   150,353
                                                          --------   -------   -------
  Standardized measure of discounted future net cash
     flows(2)...........................................  $152,485    53,704   206,189
                                                          ========   =======   =======
DECEMBER 31, 1995
  Future cash inflows...................................  $265,379   120,510   385,889
  Future production costs...............................    53,095    32,005    85,100
  Future development costs..............................     8,625     7,548    16,173
                                                          --------   -------   -------
  Future net cash flows before income tax expense.......   203,659    80,957   284,616
  10% annual discount factor............................    34,920    32,231    67,151
                                                          --------   -------   -------
  Discounted future net cash flows before income
     taxes..............................................   168,739    48,726   217,465
  Discounted future income tax expense..................    45,939    25,897    71,836
                                                          --------   -------   -------
  Standardized measure of discounted future net cash
     flows..............................................  $122,800    22,829   145,629
                                                          ========   =======   =======

                          TESORO PETROLEUM CORPORATION

                                                           UNITED
                                                           STATES    BOLIVIA    TOTAL
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1994
  Future cash inflows...................................  $292,620   120,886   413,506
  Future production costs...............................    52,534    30,873    83,407
  Future development costs..............................    29,933     7,258    37,191
                                                          --------   -------   -------
  Future net cash flows before income tax expense.......   210,153    82,755   292,908
  10% annual discount factor............................    30,706    34,674    65,380
                                                          --------   -------   -------
  Discounted future net cash flows before income
     taxes..............................................   179,447    48,081   227,528
  Discounted future income tax expense..................    52,661    26,092    78,753
                                                          --------   -------   -------
  Standardized measure of discounted future net cash
     flows..............................................  $126,786    21,989   148,775
                                                          ========   =======   =======

---------------

(1) For Bolivia, the discounted future income tax expense as of December 31, 1996 consisted of $69,363 Bolivian taxes and $10,739 U.S. taxes.

(2) Gross production rates were increased from 45 MMcf per day to 90 MMcf per day in the year 2000 due to the anticipated completion of the Bolivia-Brazil pipeline discussed in Note B. This increase accounts for approximately $19 million of the standardized measure of discounted future net cash flows for Bolivia at December 31, 1996.

  Changes in Standardized Measure of Discounted Future Net Cash Flows
(Unaudited)

                                                           1996       1995      1994
                                                         --------   --------   -------
                                                                (IN THOUSANDS)
Sales and transfers of oil and gas produced, net of
  production costs.....................................  $(93,275)  (106,378)  (88,751)
Net changes in prices and production costs.............    39,409    (32,931)   12,834
Extensions, discoveries and improved recovery..........    81,201     83,045    54,503
Development costs incurred.............................    22,228     38,795    51,148
Changes in estimated future development costs..........   (39,932)   (19,574)  (34,738)
Revisions of previous quantity estimates...............    (7,244)    60,800     1,818
Purchases (sales) of minerals in-place.................    55,484    (48,698)       --
Extension of Bolivian contract terms...................    26,564         --        --
Other changes in Bolivian Hydrocarbons Law.............    32,894         --        --
Accretion of discount..................................    14,563     14,878    12,919
Net changes in income taxes............................   (71,332)     6,917     9,850
                                                         --------   --------   -------
Net increase (decrease)................................    60,560     (3,146)   19,583
Beginning of period....................................   145,629    148,775   129,192
                                                         --------   --------   -------
End of period..........................................  $206,189    145,629   148,775
                                                         ========   ========   =======

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

                          TESORO PETROLEUM CORPORATION

                                                           UNITED
                                                           STATES    BOLIVIA    TOTAL
                                                          --------   -------   -------
NET PROVED GAS RESERVES (millions of cubic feet)(1)
  December 31, 1993.....................................   120,198    99,295   219,493
     Revisions of previous estimates....................     9,881    (9,678)      203
     Extensions, discoveries and other additions........    29,606    14,199    43,805
     Production.........................................   (30,586)   (8,060)  (38,646)
                                                          --------   -------   -------
  December 31, 1994.....................................   129,099    95,756   224,855
     Revisions of previous estimates....................    46,239      (553)   45,686
     Extensions, discoveries and other additions........    50,201        --    50,201
     Production.........................................   (41,789)   (6,807)  (48,596)
     Sales of minerals in-place.........................   (77,373)       --   (77,373)
                                                          --------   -------   -------
  December 31, 1995.....................................   106,377    88,396   194,773
     Extension of Bolivian contract terms...............        --    32,998    32,998
     Other changes in Bolivian Hydrocarbons Law.........        --    56,704    56,704
     Revisions of previous estimates....................    (4,792)     (149)   (4,941)
     Extensions, discoveries and other additions........    22,977    59,964    82,941
     Production.........................................   (32,081)   (7,412)  (39,493)
     Purchases of minerals in-place.....................    24,309        --    24,309
                                                          --------   -------   -------
  December 31, 1996(2)..................................   116,790   230,501   347,291
                                                          ========   =======   =======
NET PROVED DEVELOPED GAS RESERVES (millions of cubic
  feet)
  December 31, 1993.....................................    65,652    99,295   164,947
  December 31, 1994.....................................   110,071    81,558   191,629
  December 31, 1995.....................................    95,930    72,500   168,430
  December 31, 1996(2)..................................   107,509   123,154   230,663
NET PROVED OIL RESERVES (thousands of barrels)(1)
  December 31, 1993.....................................        --     2,173     2,173
     Revisions of previous estimates....................        --      (280)     (280)
     Extensions, discoveries and other additions........        --       168       168
     Production.........................................        --      (268)     (268)
                                                          --------   -------   -------
  December 31, 1994.....................................        --     1,793     1,793
     Revisions of previous estimates....................         1        10        11
     Extensions, discoveries and other additions........         8        --         8
     Production.........................................        (1)     (207)     (208)
                                                          --------   -------   -------
  December 31, 1995.....................................         8     1,596     1,604
     Extension of Bolivian contract terms...............        --       459       459
     Other changes in Bolivian Hydrocarbons Law.........        --       913       913
     Revisions of previous estimates....................        (4)      150       146
     Extensions, discoveries and other additions........        --       840       840
     Production.........................................       (10)     (214)     (224)
     Purchases of minerals in-place.....................       188        --       188
                                                          --------   -------   -------
  December 31, 1996(2)..................................       182     3,744     3,926
                                                          ========   =======   =======
NET PROVED DEVELOPED OIL RESERVES (thousands of barrels)
  December 31, 1993.....................................        --     2,173     2,173
  December 31, 1994.....................................        --     1,627     1,627
  December 31, 1995.....................................         4     1,407     1,411
  December 31, 1996(2)..................................       126     2,291     2,417

---------------

(1) The Company was not required to file reserve estimates with federal authorities or agencies during the periods presented.

(2) No major discovery or adverse event has occurred since December 31, 1996 that would cause a significant change in net proved reserve volumes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Company's 1997 Proxy Statement, incorporated herein by reference.

     See also Executive Officers of the Registrant under Business in Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's 1997 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item will be contained in the Company's 1997 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's 1997 Proxy Statement, incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Tesoro Petroleum Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     38
Statements of Consolidated Operations -- Years Ended
  December 31, 1996, 1995 and 1994..........................     39
Consolidated Balance Sheets -- December 31, 1996 and 1995...     40
Statements of Consolidated Stockholders' Equity -- Years
  Ended December 31, 1996, 1995 and 1994....................     41
Statements of Consolidated Cash Flows -- Years Ended
  December 31, 1996, 1995 and 1994..........................     42
Notes to Consolidated Financial Statements..................     43

2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Agreement and Plan of Merger dated as of November 20,
                            1995, between the Company, Coastwide Energy Services,
                            Inc. and CNRG Acquisition Corp. (incorporated by
                            reference herein to Registration Statement No.
                            333-00229).
          2.2            -- First Amendment to Agreement and Plan of Merger dated
                            effective February 19, 1996 between the Company,
                            Coastwide Energy Services, Inc. and CNRG Acquisition
                            Corp. (incorporated by reference herein to Exhibit 2(b)
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995, File No. 1-3473).
          3.1            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference herein to Exhibit 3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, File No. 1-3473).
          3.2            -- By-Laws of the Company, as amended through June 6, 1996.
          3.3            -- Amendment to Restated Certificate of Incorporation of the
                            Company adding a new Article IX limiting Directors'
                            Liability (incorporated by reference herein to Exhibit
                            3(b) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1993, File No. 1-3473).
          3.4            -- Certificate of Designation Establishing a Series of $2.20
                            Cumulative Convertible Preferred Stock, dated as of
                            January 26, 1983 (incorporated by reference herein to
                            Exhibit 3(c) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1993, File No.
                            1-3473).
          3.5            -- Certificate of Designation Establishing a Series A
                            Participating Preferred Stock, dated as of December 16,
                            1985 (incorporated by reference herein to Exhibit 3(d) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
          3.6            -- Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company
                            amending Article IV, Article V, Article VII and Article
                            VIII (incorporated by reference herein to Exhibit 3(e) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
          4.1            -- Amended and Restated Credit Agreement ("Credit Facility")
                            dated as of June 7, 1996 among the Company and Banque
                            Paribas, individually, as an Issuing Bank and as
                            Administrative Agent, and The Bank of Nova Scotia,
                            individually and as Documentation Agent, and certain
                            other financial institutions named therein (incorporated
                            by reference herein to Exhibit 4.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 1-3473).
          4.2            -- Second Amended and Restated Guaranty Agreement dated as of January 28, 1997 among various subsidiaries of the
                            Company and Banque Paribas, individually, as
                            Administrative Agent and as an Issuing Bank, and certain
                            other financial institutions named therein, entered into
                            in connection with the Credit Facility.
          4.3            -- Amended and Restated Security Agreement (Accounts and
                            Inventory) dated as of June 7, 1996 between the Company
                            and Banque Paribas, entered into in connection with the
                            Credit Facility (incorporated by reference herein to
                            Exhibit 4.3 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, File No.
                            1-3473).
          4.4            -- Amended and Restated Security Agreement (Accounts and
                            Inventory) dated as of June 7, 1996 between Tesoro Alaska
                            Petroleum Company and Banque Paribas, entered into in
                            connection with the Credit Facility (incorporated by
                            reference herein to Exhibit 4.4 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.5            -- Amended and Restated Security Agreement (Accounts and
                            Inventory) dated as of June 7, 1996 between Tesoro
                            Refining, Marketing & Supply Company and Banque Paribas,
                            entered into in connection with the Credit Facility
                            (incorporated by reference herein to Exhibit 4.5 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996, File No. 1-3473).
          4.6            -- Security Agreement (Accounts and Inventory) dated as of
                            June 7, 1996 between Kenai Pipe Line Company and Banque
                            Paribas, entered into in connection with the Credit
                            Facility (incorporated by reference herein to Exhibit 4.6
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1996, File No. 1-3473).
          4.7            -- Security Agreement (Accounts and Inventory) dated as of
                            June 7, 1996 between Tesoro Coastwide Services Company
                            and Banque Paribas, entered into in connection with the
                            Credit Facility (incorporated by reference herein to
                            Exhibit 4.7 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, File No.
                            1-3473).
          4.8            -- Security Agreement (Accounts and Inventory) dated as of
                            June 7, 1996 between Coastwide Marine Services, Inc. and
                            Banque Paribas, entered into in connection with the
                            Credit Facility (incorporated by reference herein to
                            Exhibit 4.8 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, File No.
                            1-3473).
          4.9            -- Security Agreement (Accounts) dated as of June 7, 1996
                            between Tesoro Vostok Company and Banque Paribas, entered
                            into in connection with the Credit Facility (incorporated
                            by reference herein to Exhibit 4.9 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 1-3473).
          4.10           -- Amended and Restated Security Agreement (Pledge) dated as of June 7, 1996 by the Company in favor of Banque
                            Paribas, entered into in connection with the Credit
                            Facility (incorporated by reference herein to Exhibit
                            4.10 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended June 30, 1996, File No. 1-3473).
          4.11           -- First Amendment to Amended and Restated Security
                            Agreement (Pledge) dated as of September 12, 1996 between
                            the Company and Banque Paribas, entered into in
                            connection with the Credit Facility.
          4.12           -- First Amendment to Deed of Trust, Security Agreement and
                            Financing Statement dated as of June 7, 1996 among Tesoro
                            Alaska Petroleum Company, TransAlaska Title Insurance
                            Agency, Inc., as Trustee, and Banque Paribas, as
                            Administrative Agent, entered into in connection with the
                            Credit Facility (incorporated by reference herein to
                            Exhibit 4.11 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, File No.
                            1-3473).
          4.13           -- First Amendment to Mortgage, Deed of Trust, Assignment of
                            Production, Security Agreement and Financing Statement
                            dated as of June 7, 1996 from Tesoro E&P Company, L.P.,
                            entered into in connection with the Credit Facility
                            (incorporated by reference herein to Exhibit 4.12 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996, File No. 1-3473).
          4.14           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement dated as of
                            June 7, 1996 from Tesoro E&P Company, L.P., entered into
                            in connection with the Credit Facility (incorporated by
                            reference herein to Exhibit 4.13 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1996, File No. 1-3473).
          4.15           -- Loan Agreement (the "Loan Agreement") dated as of May 26,
                            1994 among Tesoro Alaska Petroleum Company, as Borrower,
                            the Company, as Guarantor, and National Bank of Alaska
                            ("NBA"), as Lender (incorporated by reference herein to
                            Exhibit 4.30 to Registration Statement No. 33-53587).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.16           -- Guaranty Agreement dated as of May 26, 1994 between the
                            Company and NBA, entered into in connection with the Loan
                            Agreement (incorporated by reference herein to Exhibit
                            4.31 to Registration Statement No. 33-53587).
          4.17           -- $15,000,000 Promissory Note dated as of May 26, 1994 of
                            Tesoro Alaska Petroleum Company payable to the order of
                            NBA, in connection with the Loan Agreement (incorporated
                            by reference herein to Exhibit 4.32 to Registration
                            Statement No. 33-53587).
          4.18           -- Construction Loan Agreement dated as of May 26, 1994
                            between Tesoro Alaska Petroleum Company and NBA, entered
                            into in connection with the Loan Agreement (incorporated
                            by reference herein to Exhibit 4.33 to Registration
                            Statement No. 33-53587).
          4.19           -- Deed of Trust dated as of May 26, 1994 from Tesoro Alaska
                            Petroleum Company, entered into in connection with the
                            Loan Agreement (incorporated by reference herein to
                            Exhibit 4.34 to Registration Statement No. 33-53587).
          4.20           -- Security Agreement dated as of May 26, 1994 between
                            Tesoro Alaska Petroleum Company and NBA, entered into in
                            connection with the Loan Agreement (incorporated by
                            reference herein to Exhibit 4.35 to Registration
                            Statement No. 33-53587).
          4.21           -- Consent and Intercreditor Agreement dated as of May 26,
                            1994 entered into in connection with the Credit Facility
                            (incorporated by reference herein to Exhibit 4.36 to
                            Registration Statement No. 33-53587).
          4.22           -- Copy of First Amendment to the Loan Agreement dated as of
                            January 26, 1995 among Tesoro Alaska Petroleum Company,
                            Tesoro Petroleum Corporation and NBA (incorporated by
                            reference herein to Exhibit 4(aa) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994, File No. 1-3473).
          4.23           -- Form of Coastwide Energy Services Inc. 8% Convertible
                            Subordinated Debenture (incorporated by reference herein
                            to Exhibit 4.3 to Post-Effective Amendment No. 1 to
                            Registration No. 333-00229).
          4.24           -- Debenture Assumption and Conversion Agreement dated as of
                            February 20, 1996, between the Company, Coastwide Energy
                            Services, Inc. and CNRG Acquisition Corp. (incorporated
                            by reference herein to Exhibit 4.4 to Post-Effective
                            Amendment No. 1 to Registration No. 333-00229).
          4.25           -- Form of Stock Option Agreement for option grant under the
                            Coastwide Energy Services, Inc. 1993 Long-Term Incentive
                            Plan (incorporated by reference herein to Exhibit 4.5 to
                            Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
          4.26           -- Form of Cancellation/Substitution Agreement by and
                            between the Company, Coastwide Energy Services, Inc. and
                            Optionee (incorporated by reference herein to Exhibit 4.6
                            to Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
         10.1            -- The Company's Amended Executive Security Plan, as amended through November 13, 1989, and Funded Executive Security
                            Plan, as amended through February 28, 1990, for executive
                            officers and key personnel (incorporated by reference
                            herein to Exhibit 10(f) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990,
                            File No. 1-3473).
         10.2            -- Sixth Amendment to the Company's Amended Executive
                            Security Plan and Seventh Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            March 6, 1991 (incorporated by reference herein to
                            Exhibit 10(g) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended September 30, 1991, File No.
                            1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.3            -- Seventh Amendment to the Company's Amended Executive
                            Security Plan and Eighth Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            December 8, 1994 (incorporated by reference herein to
                            Exhibit 10(f) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1994, File No.
                            1-3473).
         10.4            -- Amended and Restated Employment Agreement between the
                            Company and Bruce A. Smith dated February 15, 1996
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995, File No. 1-3473).
         10.5            -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of December 12,
                            1996.
         10.6            -- Amended and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of December 12,
                            1996.
         10.7            -- Management Stability Agreement between the Company and
                            Don E. Beere dated December 14, 1994 (incorporated by
                            reference herein to Exhibit 10(o) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994, File No. 1-3473).
         10.8            -- Management Stability Agreement between the Company and
                            Gregory A. Wright dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(p) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         10.9            -- Management Stability Agreement between the Company and
                            Thomas E. Reardon dated December 14, 1994 (incorporated
                            by reference herein to Exhibit 10(w) to Registration
                            Statement No. 333-00229).
         10.10           -- The Company's Amended Incentive Stock Plan of 1982, as
                            amended through February 24, 1988 (incorporated by
                            reference herein to Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1988, File No. 1-3473).
         10.11           -- Resolution approved by the Company's stockholders on
                            April 30, 1992 extending the term of the Company's
                            Amended Incentive Stock Plan of 1982 to February 24, 1994
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1992, File No. 1-3473).
         10.12           -- Amended and Restated Tesoro Petroleum Corporation
                            Executive Long-Term Incentive Plan, as amended through
                            June 6, 1996.
         10.13           -- Copy of the Company's Non-Employee Director Retirement
                            Plan dated December 8, 1994 (incorporated by reference
                            herein to Exhibit 10(t) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1994,
                            File No. 1-3473).
         10.14           -- Copy of the Company's Board of Directors Deferred
                            Compensation Plan dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(u) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         10.15           -- Copy of the Company's Board of Directors Deferred
                            Compensation Trust dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(v) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         10.16           -- Agreement for the Sale and Purchase of State Royalty Oil
                            dated as of April 21, 1995 by and between Tesoro Alaska
                            Petroleum Company and the State of Alaska (incorporated
                            by reference herein to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1995, File No. 1-3473).

          10.17           -- Copy of Settlement Agreement dated effective January 19, 1993, between Tesoro Petroleum
                             Corporation, Tesoro Alaska Petroleum Company and the State of Alaska (incorporated by reference herein to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1992, File No. 1-3473).
          10.18           -- Form of Indemnification Agreement between the Company and its officers and directors
                             (incorporated by reference herein to Exhibit B to the Company's Proxy Statement for the
                             Annual Meeting of Stockholders held on February 25, 1987, File No. 1-3473).
          10.19           -- Settlement and Standstill Agreement, dated as of April 4, 1996, among Kevin S.
                             Flannery, Alan Kaufman, Robert S. Washburn, James H. Stone, George F. Baker, Douglas
                             Thompson, Gales E. Galloway, Whelan Management Corp., Ardsley Advisory Partners and
                             Tesoro Petroleum Corporation (incorporated by reference herein to Exhibit 99 to the
                             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No.
                             1-3473).
          10.20           -- Settlement Agreement and Release, entered into and effective as of October 1, 1996, by and between Tesoro E&P Company, L.P., acting through its General Partner, Tesoro
                             Exploration and Production Company, Coastal Oil & Gas Corporation and Coastal Oil & Gas
                             USA, L.P., and Tennessee Gas Pipeline Company.
          10.21           -- Termination Agreement, entered into and effective as of October 1, 1996, by and between
                             Tesoro E&P Company, L.P., acting through its General Partner, Tesoro Exploration and
                             Production Company, Coastal Oil & Gas Corporation and Coastal Oil & Gas USA, L.P., and
                             Tennessee Gas Pipeline Company.
          11              -- Information Supporting Earnings Per Share Computations
          21              -- Subsidiaries of the Company
          23.1            -- Consent of Deloitte & Touche LLP
          23.2            -- Consent of Netherland, Sewell & Associates, Inc.
          27              -- Financial Data Schedule

Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Petroleum Corporation, 8700 Tesoro Drive, San Antonio, Texas, 78217-6218.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TESORO PETROLEUM CORPORATION

                                            By:      /s/ BRUCE A. SMITH
                                              ----------------------------------
                                                        Bruce A. Smith
                                                   Chairman of the Board of
                                                           Directors,
                                                President and Chief Executive
                                                            Officer

March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ BRUCE A. SMITH                    Chairman of the Board of Directors  March 24, 1997
-----------------------------------------------------    and Director, President and
                  (Bruce A. Smith)                       Chief Executive Officer
                                                         (Principal Executive Officer)

               /s/ JAMES C. REED, JR.                  Executive Vice President, General   March 24, 1997
-----------------------------------------------------    Counsel and Secretary (Principal
                (James C. Reed, Jr.)                     Financial Officer)

                  /s/ DON E. BEERE                     Vice President, Controller          March 24, 1997
-----------------------------------------------------    (Principal Accounting Officer)
                   (Don E. Beere)

               /s/ STEVEN H. GRAPSTEIN                 Vice Chairman of the Board of       March 24, 1997
-----------------------------------------------------    Directors and Director
                (Steven H. Grapstein)

                /s/ ROBERT J. CAVERLY                  Director                            March 24, 1997
-----------------------------------------------------
                 (Robert J. Caverly)

               /s/ WILLIAM J. JOHNSON                  Director                            March 24, 1997
-----------------------------------------------------
                (William J. Johnson)

                 /s/ ALAN J. KAUFMAN                   Director                            March 24, 1997
-----------------------------------------------------
                  (Alan J. Kaufman)

              /s/ RAYMOND K. MASON, SR.                Director                            March 24, 1997
-----------------------------------------------------
               (Raymond K. Mason, Sr.)

                 /s/ PATRICK J. WARD                   Director                            March 24, 1997
-----------------------------------------------------
                  (Patrick J. Ward)

              /s/ MURRAY L. WEIDENBAUM                 Director                            March 24, 1997
-----------------------------------------------------
               (Murray L. Weidenbaum)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.2            -- Bylaws of the Company, as amended through June 6, 1996.
          4.2            -- Second Amended and Restated Guaranty Agreement dated as of January 28, 1997 among various subsidiaries of the
                            Company and Banque Paribas, individually, as
                            Administrative Agent and as an Issuing Bank, and certain
                            other financial institutions named therein, entered into
                            in connection with the Credit Facility.
          4.11           -- First Amendment to Amended and Restated Security
                            Agreement (Pledge) dated as of September 12, 1996 between
                            the Company and Banque Paribas, entered into in
                            connection with the Credit Facility.
         10.5            -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of December 12,
                            1996.
         10.6            -- Amended and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of December 12,
                            1996.
         10.12           -- Amended and Restated Tesoro Petroleum Corporation
                            Executive Long-Term Incentive Plan, as amended through
                            June 6, 1996.
         10.20           -- Settlement Agreement and Release, entered into and
                            effective as of October 1, 1996, by and between Tesoro
                            E&P Company, L.P., acting through its General Partner,
                            Tesoro Exploration and Production Company, Coastal Oil &
                            Gas Corporation and Coastal Oil & Gas USA, L.P., and
                            Tennessee Gas Pipeline Company.
         10.21           -- Termination Agreement, entered into and effective as of
                            October 1, 1996, by and between Tesoro E&P Company, L.P.,
                            acting through its General Partner, Tesoro Exploration
                            and Production Company, Coastal Oil & Gas Corporation and
                            Coastal Oil & Gas USA, L.P., and Tennessee Gas Pipeline
                            Company.
         11              -- Information Supporting Earnings Per Share Computations
         21              -- Subsidiaries of the Company
         23.1            -- Consent of Deloitte & Touche LLP
         23.2            -- Consent of Netherland, Sewell & Associates, Inc.
         27              -- Financial Data Schedule