Form 10-Q
period 1997-03-31
TESORO PETROLEUM CORP /NEW/
filed 1997-05-15
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ...........   TO ...........


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

                          Yes   /X/           No _____

                         =============================

There were 26,789,655 shares of the Registrant's Common Stock outstanding at April 30, 1997.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                         PAGE

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .      3

   Condensed Statements of Consolidated Operations - Three Months
    Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .      4

   Condensed Statements of Consolidated Cash Flows - Three Months
    Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .      5

   Notes to Condensed Consolidated Financial Statements. . . . . .      6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . .      8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                         PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        March 31,   December 31,
                                                          1997          1996<F1>
                                                          ----          ----
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . .  $  31,363        22,796
  Receivables, less allowance for doubtful
    accounts of $1,499 ($1,515 at
    December 31, 1996). . . . . . . . . . . . . . . .     84,480       128,013
  Inventories:
    Crude oil and wholesale refined products,
     at LIFO. . . . . . . . . . . . . . . . . . . . .     58,423        55,858
    Merchandise and other refined products. . . . . .     14,045        13,539
    Materials and supplies. . . . . . . . . . . . . .      5,109         5,091
  Prepayments and other . . . . . . . . . . . . . . .      8,329        12,046
                                                         -------       -------
    Total Current Assets. . . . . . . . . . . . . . .    201,749       237,343
                                                         -------       -------
PROPERTY, PLANT AND EQUIPMENT:
  Refining and marketing. . . . . . . . . . . . . . .    331,401       328,522
  Exploration and production:
    Oil and gas (full cost method of accounting). . .    202,794       191,777
    Gas transportation. . . . . . . . . . . . . . . .      6,703         6,703
  Marine services . . . . . . . . . . . . . . . . . .     35,645        33,820
  Corporate . . . . . . . . . . . . . . . . . . . . .     12,639        12,531
                                                         -------       -------
                                                         589,182       573,353
    Less accumulated depreciation, depletion and
      amortization. . . . . . . . . . . . . . . . . .    268,471       256,842
                                                         -------       -------
        Net Property, Plant and Equipment . . . . . .    320,711       316,511
                                                         -------       -------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . .     29,511        28,733
                                                         -------       -------
         TOTAL ASSETS . . . . . . . . . . . . . . . .  $ 551,971       582,587
                                                         =======       =======
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . .  $  54,639        80,747
  Accrued liabilities . . . . . . . . . . . . . . . .     30,556        33,256
  Current income taxes payable. . . . . . . . . . . .      1,597        13,822
  Current portion of long-term debt and other
    obligations . . . . . . . . . . . . . . . . . . .     10,241        10,043
                                                         -------       -------
      Total Current Liabilities . . . . . . . . . . .     97,033       137,868
                                                         -------       -------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . .     20,577        19,151
                                                         -------       -------
OTHER LIABILITIES . . . . . . . . . . . . . . . . . .     44,884        42,243
                                                         -------        ------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT PORTION . . . . . . . . . . . . . . . . . .     79,063        79,260
                                                         -------       -------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.16-2/3; authorized
    50,000 shares;  26,439 shares issued and
    outstanding (26,414 in 1996). . . . . . . . . . .      4,406         4,402
  Additional paid-in capital. . . . . . . . . . . . .    189,582       189,368
  Retained earnings . . . . . . . . . . . . . . . . .    116,426       110,295
                                                         -------       -------
    Total Stockholders' Equity. . . . . . . . . . . .    310,414       304,065
                                                         -------       -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .  $ 551,971       582,587
                                                         =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

<F1> The balance sheet at  December  31,  1996  has  been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                                           1997       1996
                                                           ----       ----
REVENUES:
 Refining and marketing . . . . . . . . . . . . . . .  $ 174,400     187,779
 Exploration and production . . . . . . . . . . . . .     23,358      27,521
 Marine services. . . . . . . . . . . . . . . . . . .     35,495      23,282
 Other income . . . . . . . . . . . . . . . . . . . .      1,599       5,005
                                                         -------     -------
  Total Revenues. . . . . . . . . . . . . . . . . . .    234,852     243,587
                                                         -------     -------
OPERATING COSTS AND EXPENSES:
 Refining and marketing . . . . . . . . . . . . . . .    171,154     187,257
 Exploration and production . . . . . . . . . . . . .      2,845       3,406
 Marine services. . . . . . . . . . . . . . . . . . .     34,216      22,481
 Depreciation, depletion and amortization . . . . . .     11,597       9,767
                                                         -------     -------
  Total Operating Costs and Expenses. . . . . . . . .    219,812     222,911
                                                         -------     -------

OPERATING PROFIT. . . . . . . . . . . . . . . . . . .     15,040      20,676


General and Administrative. . . . . . . . . . . . . .     (3,038)     (2,971)
Interest Expense. . . . . . . . . . . . . . . . . . .     (1,570)     (3,945)
Interest Income . . . . . . . . . . . . . . . . . . .        434         409
Other Expense, Net. . . . . . . . . . . . . . . . . .     (1,291)     (5,432)
                                                         -------     -------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . .      9,575       8,737
Income Tax Provision. . . . . . . . . . . . . . . . .      3,444       2,767
                                                         -------     -------

NET EARNINGS. . . . . . . . . . . . . . . . . . . . .  $   6,131       5,970
                                                         =======     =======

NET EARNINGS PER SHARE. . . . . . . . . . . . . . . .  $     .23         .23
                                                         =======     =======
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES. . . . . . . . . . . . . . . . . .     26,829      25,674
                                                         =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                                           1997         1996
                                                           ----         ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings. . . . . . . . . . . . . . . . . . . .  $   6,131       5,970
  Adjustments to reconcile net earnings to net
   cash from operating activities:
     Depreciation, depletion and amortization . . . .     11,747       9,979
     Amortization of deferred charges and other . . .         51         404
     Changes in operating assets and liabilities:
       Receivable from Tennessee Gas Pipeline Company        -        (6,521)
       Receivables, other trade . . . . . . . . . . .     43,533      (8,929)
       Inventories. . . . . . . . . . . . . . . . . .     (3,089)     16,582
       Other assets . . . . . . . . . . . . . . . . .      3,487         297
       Accounts payable and other current liabilities    (40,741)     (1,396)
       Obligation payments to State of Alaska . . . .     (1,064)       (940)
       Deferred income taxes. . . . . . . . . . . . .      1,426       1,919
       Other liabilities and obligations. . . . . . .      2,276         669
                                                         -------     -------
         Net cash from operating activities . . . . .     23,757      18,034
                                                         -------     -------
  CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . .    (16,300)    (14,249)
  Acquisition of Coastwide Energy Services, Inc.. . .        -        (7,720)
  Other . . . . . . . . . . . . . . . . . . . . . . .       (479)     (2,042)
                                                         -------     -------
         Net cash used in investing activities. . . .    (16,779)    (24,011)
                                                         -------     -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Borrowings, net of repayments of  $1,000 in 1997
   and $4,200 in 1996, under revolving credit
   facilities . . . . . . . . . . . . . . . . . . . .      2,182         -
  Payments of long-term debt. . . . . . . . . . . . .       (764)     (1,004)
  Other . . . . . . . . . . . . . . . . . . . . . . .        171          16
                                                         -------     -------
         Net cash from (used in) financing activities      1,589        (988)
                                                         -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .      8,567      (6,965)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . .     22,796      13,941
                                                         -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . .  $  31,363       6,976
                                                         =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid . . . . . . . . . . . . . . . . . . .  $   1,010       2,988
                                                         =======     =======
  Income taxes paid . . . . . . . . . . . . . . . . .  $  14,245         835
                                                         =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain reclassifications have been made to amounts previously reported for the interim period of 1996 to conform to the current presentation of financial information.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

At March 31, 1997, the Company's accruals for environmental expenses amounted to $8.8 million, which included a noncurrent liability of approximately $3.3 million for remediation of Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

NOTE 3 - STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

On May 7, 1997, the Company's Board of Directors authorized the repurchase of up to 3 million shares (approximately 11 percent of the current outstanding shares) of Tesoro Common Stock in a buyback program that will extend through the end of 1998. Under the program, subject to certain conditions, the Company may repurchase from time to time Tesoro Common Stock in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from cash flow. The repurchased Common Stock will be accounted for as treasury stock and may be used for employee benefit plan requirements and other corporate purposes. For further information on the repurchase program and related restrictions, see "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein.

INCENTIVE COMPENSATION STRATEGY

In June 1996, the Company's Board of Directors unanimously approved a special incentive compensation strategy in order to encourage a longer-term focus for all employees to perform at an outstanding level. The strategy provides eligible employees with incentives to achieve a significant increase in the market price of the Company's Common Stock. Under the strategy, awards would be earned only if the market price of the Company's Common Stock reaches an average price per share of $20 or higher over any 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees will be able to earn cash bonuses equal to 25% of their individual payroll amounts for the previous twelve complete months and certain executives have been granted, from the Company's Amended and Restated Executive Long-Term Incentive Plan ("Plan"), a total of 340,000 stock options at an exercise price of $11.375 per share, the fair market value (as defined in the Plan) of a share of the Company's Common Stock on the date of grant, and 350,000 shares of restricted Common Stock, all of which vest only upon achieving the Performance Target.

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for periods ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. Early adoption is not permitted. The Company believes that the adoption of SFAS No. 128 will not materially impact its earnings per share computations.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

SUMMARY

Net earnings of $6.1 million, or $.23 per share, for the three months ended March 31, 1997 ("1997 quarter") compare with net earnings of $6.0 million, or $.23 per share, for the three months ended March 31, 1996 ("1996 quarter"). Comparability between the results for the 1997 and 1996 quarters was impacted by certain significant items. The 1996 quarter included revenues from sales of natural gas at above-market prices under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas") which was terminated effective October 1, 1996. Results of operations in 1997 and future years will no longer benefit from the pricing provisions in the contract. In the 1996 quarter, results included $7.9 million pretax from the excess of these contract prices over spot market prices. The Company's results of operations in the 1996 quarter also included income related to retroactive severance tax refunds of $5.0 million pretax, compared to refunds of $1.6 million pretax in the 1997 quarter. Partially offsetting the benefits in the 1996 quarter were pretax charges of approximately $4 million primarily related to a shareholder consent solicitation resolved in April 1996, write-off of deferred financing costs and employee termination costs. Excluding these significant items, the increase in pretax net earnings in the 1997 quarter was largely due to higher natural gas spot market prices, better refining and marketing margins, and improved marine services profitability. Additionally, at the corporate level, interest expense was reduced by nearly 60% due to redemptions of the Company's public debt in late 1996.

A discussion and analysis of the factors contributing to these results are presented below. The Company conducts its operations in the following business segments: Refining and Marketing, Exploration and Production, and Marine Services.

REFINING AND MARKETING                                   Three Months Ended
                                                             March 31,
                                                         -------------------
(Dollars in millions except per unit amounts)              1997         1996
                                                           ----         ----
Gross Operating Revenues:
  Refined products . . . . . . . . . . . . . . . . .   $   155.8         146.7
  Other, primarily crude oil resales and
   merchandise . . . . . . . . . . . . . . . . . . .        18.6          41.0
                                                          ------        ------
    Gross Operating Revenues . . . . . . . . . . . .   $   174.4         187.7
                                                          ======        ======

Operating Profit (Loss):
  Gross margin . . . . . . . . . . . . . . . . . . .   $    24.7          22.4
  Operating expenses . . . . . . . . . . . . . . . .        21.5          21.8
  Depreciation and amortization. . . . . . . . . . .         3.1           3.0
                                                          ------        ------
    Operating Profit (Loss). . . . . . . . . . . . .   $      .1          (2.4)
                                                          ======        ======
Capital Expenditures . . . . . . . . . . . . . . . .   $     2.9           1.8
                                                          ======        ======
Refining and Marketing - Total Product Sales
 (average daily barrels)<F1>:
   Gasoline. . . . . . . . . . . . . . . . . . . . .      16,738        20,022
   Middle distillates. . . . . . . . . . . . . . . .      26,253        29,355
   Heavy oils and residual product . . . . . . . . .      17,890        17,086
                                                          ------        ------
    Total Product Sales. . . . . . . . . . . . . . .      60,881        66,463
                                                          ======        ======
Refining and Marketing - Total Product Sales Prices
 ($/barrel):
   Gasoline. . . . . . . . . . . . . . . . . . . . .   $   33.64         27.66
   Middle distillates. . . . . . . . . . . . . . . .   $   32.09         25.81
   Heavy oils and residual product . . . . . . . . .   $   18.19         17.63

Refining and Marketing - Gross Margins on
 Total Product Sales ($/barrel)<F2>:
  Average sales price. . . . . . . . . . . . . . . .   $   28.43         24.26
  Average costs of sales . . . . . . . . . . . . . .       24.63         21.22
                                                          ------        ------
   Gross margin. . . . . . . . . . . . . . . . . . .   $    3.80          3.04
                                                          ======        ======
Refinery Throughput
  Barrels per day. . . . . . . . . . . . . . . . . .      49,140        45,047
  % Alaska North Slope crude oil . . . . . . . . . .         79%           68%

Refined Products Manufactured (average daily
 barrels):
   Gasoline. . . . . . . . . . . . . . . . . . . . .      12,887        13,714
   Middle distillates. . . . . . . . . . . . . . . .      20,829        18,083
   Heavy oils and residual product . . . . . . . . .      14,539        12,321
   Other . . . . . . . . . . . . . . . . . . . . . .       2,647         2,754
                                                          ------        ------
    Total Refined Products Manufactured. . . . . . .      50,902        46,872
                                                          ======        ======
Refinery Operations - Product Spread ($/barrel)<F3>:
  Average yield value of products manufactured . . .   $   25.44         21.81
  Cost of raw materials. . . . . . . . . . . . . . .       20.54         17.92
                                                          ------        ------
   Refinery Product Spread . . . . . . . . . . . . .        4.90          3.89
  Operating costs. . . . . . . . . . . . . . . . . .        2.81          2.90
  Depreciation . . . . . . . . . . . . . . . . . . .         .55           .57
                                                          ------        ------
   Net Refinery Margin . . . . . . . . . . . . . . .   $    1.54           .42
                                                          ======        ======

 Non-Refinery Margin, included in operating profit
  above ($ millions)<F4> . . . . . . . . . . . . . .   $     3.1           6.5
                                                          ======        ======

<F1> Sources of total  products  sales  include  products  manufactured  at  the refinery, products drawn from inventory balances and products purchased from third parties. The Company's purchases of refined products for resale were approximately 11,500 and 11,000 average daily barrels for the three months ended March 31, 1997 and 1996, respectively.
<F2> Margins on sales of purchased products, together with the effect of changes in inventories, are included in the gross margin on total product sales.
<F3> Refinery product spread  represents  the  excess  of  yield  value  of  the products manufactured at the refinery over the cost of raw materials used to manufacture such products.
<F4> Includes intrasegment  transportation  revenues  of  $2.8  million for both quarters presented.

REFINING AND MARKETING

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996. Results from the Company's Refining and Marketing segment improved during the 1997 quarter with operating profit of $.1 million, compared with an operating loss of $2.4 million in the 1996 quarter. Generally, results from this segment are weak in the first quarter due to low, seasonal demand for gasoline during the winter months in Alaska. However, during the 1997 quarter the Company benefited from several operating improvements made during 1996, primarily the use of an improved catalyst in the hydrocracker unit. The improved catalyst provides for increased production of jet fuel, for which Alaska is in short supply, and reduced production of lower valued gasoline. Production of middle distillates, including jet fuel, increased by 15% to 20,829 barrels per day in the 1997 quarter from 18,083 barrels per day in the 1996 quarter, while gasoline production declined by 6%. Results for the 1997 quarter also reflected improvements in the Company's retail marketing activities. Gasoline sales in Alaska increased by 2.4 million gallons in the 1997 quarter, as compared to the 1996 quarter.

The Company was able to achieve a refinery product spread of $4.90 per barrel in the 1997 quarter, a 26% improvement from the $3.89 per barrel spread in the 1996 quarter. The Company's refined product yield values increased by 17% to $25.44 per barrel in the 1997 quarter from $21.81 per barrel in the 1996 quarter, while the Company's feedstock costs increased by 15% to $20.54 per barrel in the 1997 quarter from $17.92 per barrel in the 1996 quarter. To further increase jet fuel production, the Company intends to modify the refinery hydrocracker during 1997, at an estimated cost of $17 million. In conjunction with the modification and other initiatives, a refinery downtime of approximately 30 days is anticipated during 1997. The Company is also expanding its Alaskan retail operations with the construction of new outlets and remodeling of existing outlets.

Revenues from sales of refined products in the Company's Refining and Marketing segment increased due primarily to higher sales prices, which rose 17% to $28.43 per barrel in the 1997 quarter from $24.26 per barrel in the 1996 quarter. Partially offsetting this increase were reduced sales volumes which averaged 60,881 barrels per day in the 1997 quarter, compared to 66,463 barrels per day in the 1996 quarter. This decrease in sales volumes was primarily due to the discontinuance of certain West Coast operations. The Company at times resells previously purchased crude oil, sales of which decreased to $10.7 million in the 1997 quarter compared to $34.5 million in the 1996 quarter. During the 1997 quarter, the Company had less crude oil available for resale as refinery throughput averaged 4,093 barrels per day more than in the 1996 quarter and no spot purchases of crude oil were made. Costs of sales decreased in the 1997 quarter due to lower volumes, partially offset by higher prices for crude oil and refined products.

Results from the Company's Refining and Marketing segment for the 1997 quarter improved over the prior year quarter due primarily to operating efficiencies and marketing initiatives implemented by the Company during the past year and, in part, by overall improvement in market conditions. Future profitability of this segment will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

EXPLORATION AND PRODUCTION                               Three Months Ended
                                                                March 31,
                                                         -------------------
 (Dollars in millions except per unit amounts)             1997         1996
                                                           ----         ----

  U.S. OIL AND GAS:
   Gross operating revenues. . . . . . . . . . . . .   $    20.1          23.1
   Other income - retroactive severance tax
     refunds . . . . . . . . . . . . . . . . . . . .         1.6           5.0
   Production costs. . . . . . . . . . . . . . . . .         1.7           1.4
   Administrative support and other operating
    expenses . . . . . . . . . . . . . . . . . . . .          .4           1.0
   Depreciation, depletion and amortization. . . . .         7.8           6.3
                                                          ------        ------
     Operating Profit - U.S. Oil and Gas<F1> . . . .        11.8          19.4
                                                          ------        ------
U.S. GAS TRANSPORTATION:
  Gross operating revenues . . . . . . . . . . . . .         1.4           1.4
  Operating expenses . . . . . . . . . . . . . . . .          .1            .1
  Depreciation and amortization. . . . . . . . . . .          .1            .1
                                                          ------        ------
     Operating Profit - U.S. Gas Transportation. . .         1.2           1.2
                                                          ------        ------
BOLIVIA:
  Gross operating revenues . . . . . . . . . . . . .         1.9           3.1
  Production costs . . . . . . . . . . . . . . . . .          .2            .2
  Administrative support and other operating
   expenses. . . . . . . . . . . . . . . . . . . . .          .5            .7
  Depreciation, depletion and amortization . . . . .          .2            .3
                                                          ------        ------
     Operating Profit - Bolivia. . . . . . . . . . .         1.0           1.9
                                                          ------        ------

TOTAL OPERATING PROFIT - EXPLORATION AND
 PRODUCTION. . . . . . . . . . . . . . . . . . . . .   $    14.0          22.5
                                                          ======        ======
U.S.:
  Capital expenditures . . . . . . . . . . . . . . .   $     7.0           9.5
                                                          ======        ======
  Net natural gas production (average daily Mcf) -
    Spot market and other. . . . . . . . . . . . . .      94,103        79,642
    Tennessee Gas Contract<F1> . . . . . . . . . . .         -          14,452
                                                          ------        ------
       Total production. . . . . . . . . . . . . . .      94,103        94,094
                                                          ======        ======
  Average natural gas sales prices ($/Mcf) -
    Spot market<F2>. . . . . . . . . . . . . . . . .   $    2.34          1.70
    Tennessee Gas Contract<F1> . . . . . . . . . . .   $     -            8.17
      Average. . . . . . . . . . . . . . . . . . . .   $    2.34          2.69
  Average operating expenses ($/Mcfe) -
    Lease operating expenses . . . . . . . . . . . .   $     .16           .13
    Severance taxes. . . . . . . . . . . . . . . . .         .04           .03
                                                          ------        ------
      Total production costs . . . . . . . . . . . .         .20           .16
    Administrative support . . . . . . . . . . . . .         .05           .12
                                                          ------        ------
      Total operating expenses . . . . . . . . . . .   $     .25           .28
                                                          ======        ======
  Depletion ($/Mcfe) . . . . . . . . . . . . . . . .   $     .91           .73
                                                          ======        ======
BOLIVIA:
  Capital expenditures . . . . . . . . . . . . . . .   $     4.0           2.1
  Net natural gas production (average daily Mcf) . .      10,999        19,058
  Average natural gas sales price ($/Mcf). . . . . .   $    1.32          1.32
  Net condensate production (average daily barrels)          316           550
  Average condensate price ($/barrel)  . . . . . . .   $   19.28         15.72
  Average operating expenses ($/Mcfe) -
    Production costs . . . . . . . . . . . . . . . .   $     .16           .10
    Value-added taxes . . . . . . . . . . . . . . . .         -            .07
    Administrative support . . . . . . . . . . . . .         .41           .30
                                                          ------        ------
      Total operating expenses . . . . . . . . . . .   $     .57           .47
                                                          ======        ======
  Depletion ($/Mcfe) . . . . . . . . . . . . . . . .   $     .15           .13
                                                          ======        ======

<F1> Results for the three months ended March 31, 1996  included  revenues  from above-market pricing provisions of a contract with Tennessee Gas which was terminated effective October 1, 1996. Operating profit for the 1996 quarter included $7.9 million for the excess of these contract prices over spot market prices.
<F2> Includes effects of the Company's  natural  gas  price  arrangements  which amounted to losses of $.19 per Mcf and $.08 per Mcf for the three months ended March 31, 1997 and 1996, respectively.
<F3> Mcf  is  defined  as  one  thousand  cubic  feet;  Mcfe  is  defined as net equivalent one thousand cubic feet.

U. S. OIL AND GAS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996. Operating profit of $11.8 million from the Company's U.S. oil and gas operations in the 1997 quarter compares to operating profit of $19.4 million in the 1996 quarter. Comparability between these quarters was impacted by certain significant items. The 1996 quarter included revenues from the sale of natural gas at above-market prices under a contract with Tennessee Gas, which was terminated effective October 1, 1996. Results of operations in 1997 and future years will no longer benefit from the pricing provisions of this contract. In the 1996 quarter, Exploration and Production's operating profit included $7.9 million from the excess of these contract prices over spot market prices. Operating profit also included income related to retroactive severance tax refunds, which amounted to $5.0 million in the 1996 quarter and $1.6 million in the 1997 quarter. Excluding the incremental value of the Tennessee Gas contract and retroactive severance tax refunds, operating profit from the Company's U.S. oil and gas operations would have been $10.2 million in the 1997 quarter compared to $6.5 million in the 1996 quarter. The resulting increase of $3.7 million was primarily due to higher spot market prices for sales of natural gas, as industry demand increased due to unusually cold weather combined with below-normal storage levels.

Prices realized by the Company on its spot market natural gas production increased 38% to $2.34 per Mcf in the 1997 quarter from $1.70 per Mcf in the 1996 quarter. On a weighted-average basis, the Company's natural gas sales price was $2.69 per Mcf in the 1996 quarter due to sales under the Tennessee Gas contract. The Company's natural gas production averaged 94.1 Mmcf per day in both the 1997 and 1996 quarters.

Gross operating revenues from the Company's U.S. oil and gas operations, after excluding amounts related to Tennessee Gas, increased due to the higher spot market prices. Production costs increased by $.3 million in the 1997 quarter due to higher lease operating expenses, while administrative and other operating expenses were reduced by $.6 million. Depreciation and depletion increased by $1.5 million, or 24%, due to a higher depletion rate.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. In addition, the Company has entered into price agreements with collars, under which no payments will be made by either party unless the price falls below a designated floor price or above a designated ceiling price, at which time the Company receives or pays the difference, respectively. During the 1997 and 1996 quarters, the Company used such agreements to set the price of 34% and 42%, respectively, of the natural gas production that it sold in the spot market. The Company recognized a loss of $1.6 million ($.19 per Mcf) and $.6 million ($.08 per Mcf) in the 1997 and 1996 quarters, respectively, related to these price agreements. As of March 31, 1997, the Company has no remaining price agreements for 1997.

Bolivia

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996. Operating profit from the Company's Bolivian operations decreased to $1.0 million in the 1997 quarter, from $1.9 million in the 1996 quarter, as production of natural gas and condensate fell by 42%. During the 1997 quarter, the Company's Bolivian natural gas production was reduced due to curtailment by the Bolivian government to balance over-production requested by the government during 1996. Production of natural gas was also reduced due to constraints arising from repairs to a flood-damaged pipeline that transports gas from Bolivia to Argentina. A temporary replacement pipeline is now operational, which has essentially restored full capacity until a permanent line can be constructed in the second half of 1997. Partially offsetting the decrease in production in the 1997 quarter was a 23% rise in condensate sales prices. Total operating costs and depreciation, depletion and amortization declined in aggregate, but increased on a per unit basis due to the lower production volumes.

In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. During 1996, the Company signed agreements to convert its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company is not satisfied with modifications to the Bolivian fiscal law. The Company expects to complete this conversion during the third quarter of 1997. The new contracts extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contracts will extend the term of the Company's operations for Block 18 ten additional years to the year 2017. For Block 20, the new contract extends the Company's term 21 additional years to the year 2029 for acreage that is in the exploration phase of the contract, and 10 additional years to the year 2018 for an area within Block 20 that is designated as being in the development phase of the new contract. The new contract provisions, along with a substantial discovery during 1996, significantly increased the Company's reserves at year-end 1996.

The Company's Bolivian natural gas production is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, SA ("YPF"), a publicly-held company based in Argentina. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF. The contract to sell gas to YPF expired March 31, 1997 and a contract extension was signed effective April 1, 1997 extending the contract term two years to March 31, 1999 with an option to extend the contract a maximum of one year if the pipeline from Bolivia to Brazil is not complete. In the contract extension, YPF negotiated an 11% reduction in the minimum contract volume it is required to import from Bolivia, which in turn resulted in a corresponding 11% reduction of Tesoro's minimum contract volume. The pipeline from Bolivia to Brazil is scheduled to begin construction in the second half of 1997, with first gas deliveries expected in 1999.

MARINE SERVICES                                          Three Months Ended
                                                                March 31,
                                                         -------------------
(Dollars in millions)                                      1997         1996
                                                           ----         ----
Gross Operating Revenues:
  Fuels. . . . . . . . . . . . . . . . . . . . . . .   $    28.2          18.9
  Lubricants and other . . . . . . . . . . . . . . .         3.7           2.5
  Services . . . . . . . . . . . . . . . . . . . . .         3.6           1.9
                                                          ------        ------
    Gross Operating Revenues . . . . . . . . . . . .        35.5          23.3
Costs of Goods Sold. . . . . . . . . . . . . . . . .        27.3          18.6
                                                          ------        ------
  Gross Profit . . . . . . . . . . . . . . . . . . .         8.2           4.7
Operating and Other Expenses . . . . . . . . . . . .         6.9           4.0
Depreciation and Amortization. . . . . . . . . . . .          .4            .1
                                                          ------        ------
  Operating Profit . . . . . . . . . . . . . . . . .   $      .9            .6
                                                          ======        ======
Capital Expenditures . . . . . . . . . . . . . . . .   $     2.2            .7
                                                          ======        ======
Sales Volumes (millions of gallons):
  Fuels, primarily diesel. . . . . . . . . . . . . .        39.6          30.4
  Lubricants . . . . . . . . . . . . . . . . . . . .          .7            .5

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996. On February 20, 1996, the Company acquired Coastwide Energy Services, Inc. ("Coastwide") and combined these operations with the Company's marine petroleum products distribution business. Operating results from Coastwide have been included in the Company's Marine Services segment since the date of acquisition. Accordingly, results for the 1997 quarter included three full months of Coastwide activities compared to the 1996 quarter which included only a portion of Coastwide's activities.

Revenues from fuels and lubricants increased $10.5 million, or 49%, in the 1997 quarter, mainly due to added locations and associated volumes stemming from the Coastwide acquisition together with internal growth initiatives. In addition, higher market prices for fuel increased total revenues. Service revenues increased by $1.7 million due to the expanded activity related to the Coastwide acquisition. Costs of goods sold during the 1997 quarter increased due to the higher volumes and prices and also included a $.7 million loss associated with an inventory valuation as market prices declined from year-end levels. The improved gross profit of $8.2 million in the 1997 quarter was partially offset by higher operating and other expenses associated with the increased activity. Depreciation and amortization increased during the 1997 quarter due to capital additions made in 1996.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

INTEREST EXPENSE

Interest expense of $1.6 million for the 1997 quarter compares with $3.9 million in the 1996 quarter. In November 1996, the Company redeemed $74.1 million of public debt resulting in interest expense savings of $2.5 million in the 1997 quarter.

OTHER EXPENSE, NET

Other expense of $1.3 million in the 1997 quarter compares with $5.4 million in the 1996 quarter. Included in other expense in the prior year quarter were shareholder consent solicitation costs of $2.3 million which was resolved in April 1996 together with a write-off of deferred financing costs and employee termination costs. There were no material comparable costs recorded in the 1997 quarter.

INCOME TAXES

Income taxes of $3.5 million in the 1997 quarter compare with $2.8 million in the 1996 quarter. This increase, primarily in Federal income taxes, was due to a higher effective tax rate in the 1997 quarter as available net operating losses were fully utilized in 1996. Foreign income taxes were lower due to reduced revenues from the Company's Bolivian operations, partially offset by higher Bolivian tax rates resulting from changes in the Hydrocarbons Law.


IMPACT OF CHANGING PRICES

The Company's operating results and cash flows are sensitive to the volatile changes in energy prices. Major shifts in the cost of crude oil used for refinery feedstocks and the price of refined products can result in a change in margin from the refining and marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and U.S. wholesale refined products. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

Likewise, changes in natural gas prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's exploration and production operations. The Company may increase or decrease its natural gas production in response to market conditions. The carrying value of oil and natural gas assets may be subject to noncash writedowns based on changes in natural gas prices and other determining factors.

Changes in natural gas prices also influence the level of drilling activity in the Gulf of Mexico. The Company's marine services operation, whose customers include offshore drilling contractors and related industries, could be impacted by significant fluctuations in natural gas prices.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. Accomplishments in 1996, including the resolution of litigation with Tennessee Gas and termination of the remainder of the Tennessee Gas Contract combined with redemptions of public debt, have strengthened the Company's financial condition and improved its ability to access capital markets.

The Company has developed strategic plans to make operational improvements and continues to assess its existing asset base in order to maximize returns and develop full value through strategic diversification and acquisitions in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company could diversify its oil and gas reserve base and offset the impact of declining production through domestic development, exploration and acquisition outside of the Bob West Field. In the Refining and Marketing segment, the Company has been engaged in studies to improve profitability and has also evaluated possible joint ventures, strategic alliances or business combinations; such evaluations have not resulted in any transaction but operating strategies have been developed to optimize the product and feedstock slates, improve efficiencies and reliability, and expand marketing to increase placement of products in Alaska. The Company continues to evaluate its Marine Services segment, pursuing opportunities for expansion as well as optimizing existing operations.

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

STOCK REPURCHASE PROGRAM

On May 7, 1997, the Company's Board of Directors authorized the repurchase of up to 3 million shares (approximately 11 percent of the current outstanding shares) of Tesoro Common Stock in a buyback program that will extend through the end of 1998. Under the program, subject to certain conditions, the Company may repurchase from time to time Tesoro Common Stock in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from cash flow. The repurchased Common Stock will be accounted for as treasury stock and may be used for employee benefit plan requirements and other corporate purposes. Repurchases of Common Stock are subject to the restricted payments provision of the Credit Facility as described below.

CREDIT ARRANGEMENTS

The Company has financing and credit arrangements with a consortium of nine banks under a corporate revolving credit agreement ("Credit Facility") which provides total commitments of $150 million. The Credit Facility, which extends through April 2000, provides for cash borrowings up to $100 million and issuance of letters of credit, subject to a borrowing base (which was approximately $128 million at March 31, 1997). The Company, at its option, has currently activated total commitments of $100 million. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which limit the incurrence of additional indebtedness and restricted payments. At March 31, 1997, the Company had outstanding letters of credit of $45 million with no cash borrowings outstanding. Cash borrowings made under the Credit Facility were minimal during the 1997 quarter.

The terms of the Credit Facility allow for the payment of cash dividends and open market stock repurchases subject to a cumulative amount available for restricted payments (defined as the difference of (i) the sum since December 31, 1995, of (a) $5 million and (b) 50% of consolidated net earnings of the Company in any calendar year and (ii) any restricted payments made since June 1996). At March 31, 1997, the cumulative amount available for restricted payments was approximately $45 million. Annually, however, the aggregate of cash dividends and other restricted payments cannot exceed a maximum of $5 million. In addition, the Credit Facility permits the Company to repurchase a limited amount of Common Stock up to $5 million annually, specifically for oddlot buyback programs and employee benefit plans. While the Board of Directors has no present plans to pay dividends, from time to time the Board of Directors reevaluates the feasibility of declaring future dividends.

In addition to the Credit Facility, a subsidiary of the Company has a three-year line of credit with a bank which provides up to $10 million for the purchase of real estate and equipment for the Company's Marine Services segment at the bank's prime rate. The loan facility is not guaranteed by the Company and is secured only by such real estate and equipment that are financed. Beginning in March 1998, credit availability is reduced quarterly by 6.667%. At March 31, 1997, $ 3.1 million was outstanding under the loan facility.

To further enhance its financial flexibility, the Company is pursuing separate financing for the modification of its refinery hydrocracker in Kenai, Alaska. The Company is negotiating for interim construction financing and a seven-year term loan for the lesser of 90% of the project costs, or $16.2 million, at a rate less than prime. The Company anticipates that this financing, which is subject to final approval by the lenders, will be completed during the third quarter of 1997.

CAPITAL SPENDING

For the year 1997, the Company has a total capital budget of approximately $156 million, including $54 million for potential acquisitions. The Company expects to finance its non-acquisition capital expenditures primarily with available cash reserves and internally-generated cash flows from operations. In addition, the Company is pursuing outside financing, as discussed above, for the modification to the refinery hydrocracker. Acquisitions, if consummated, are anticipated to be funded primarily with external borrowings under the Company's Credit Facility. For the three months ended March 31, 1997, capital spending totaled $16 million, which was financed by the Company's cash flows from operations.

The Exploration and Production segment accounts for $76 million of the budget with $68 million planned for U.S. activities and $8 million in Bolivia. Planned U.S. expenditures include $30 million for property acquisitions; $19 million for development drilling (participation in 19 wells) and workovers; $9 million for leasehold, geological and geophysical; and $10 million for exploratory drilling (participation in 15 wells). In Bolivia, the drilling program is budgeted at $2 million for one exploratory well, with the remainder planned for three-dimensional seismic activity. For the first three months of 1997, actual U.S. expenditures were $7 million, principally for participation in the drilling of four development wells (one completed) and six exploratory wells (three completed). In Bolivia, capital spending for the first three months of 1997 totaled $4 million, primarily for exploratory drilling and workovers. Although the Company continues to pursue exploratory, development and acquisition opportunities, actual capital expenditures for the remainder of the year may vary from budget due to a number of factors, including the timing of drilling projects and the extent to which proved properties are acquired.

Capital spending for the Refining and Marketing segment is projected to be $50 million for the year, of which $3 million was spent during the first three months of 1997. The capital budget for the year includes $17 million for modification and expansion of the refinery hydrocracker to improve the product slate and $20 million towards a three-year capital program to build new retail outlets and remodel existing stations.

In the Marine Services segment, capital spending for 1997 is budgeted at $29 million, of which $2 million was spent during the first three months of 1997. The capital budget for the year is primarily directed towards expansion of its operations along the Gulf of Mexico and potential acquisitions.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING

 Components  of  the  Company's  cash  flows  are set forth below (in millions):

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1997         1996
                                                            ----         ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . . .   $    23.8         18.0
  Investing Activities . . . . . . . . . . . . . . .       (16.8)       (24.0)
  Financing Activities . . . . . . . . . . . . . . .         1.6         (1.0)
                                                           ------       ------
Increase (Decrease) in Cash and Cash Equivalents . .   $     8.6         (7.0)
                                                           ======       ======

Net cash from operating activities of $24 million during the 1997 quarter, which compares to $18 million during the 1996 quarter, included improved profitability plus noncash items, such as depreciation, depletion and amortization. Additionally, receivables decreased due in part to collections related to the higher sales volumes at year-end but were partially offset by income tax and other payments. Net cash used in investing activities of $17 million during the 1997 quarter included capital expenditures of $11 million for the Company's exploration and production activities, $3 million for refining and marketing operations and $2 million for marine services. Net cash from financing activities of $2 million during the 1997 quarter was primarily due to borrowings under a loan facility for the marine services sector partially offset by payments of other long-term debt. At March 31, 1997, the Company's net working capital totaled $105 million, which included cash and cash equivalents of $31 million.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At March 31, 1997, the Company's accruals for environmental expenses amounted to $8.8 million, which included a noncurrent liability of $3.3 million for remediation of Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company. For further information on environmental contingencies, see Note 2 of Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; actions of our customers and competitors; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of Tesoro's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries, the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; earthquakes or other natural disasters affecting operations; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and adverse changes in the credit ratings assigned to the Company's trade credit. For more information with respect to the foregoing, see the Company's Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


                                           TESORO PETROLEUM CORPORATION
                                                    REGISTRANT




Date:   May 15, 1997                /s/           BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:   May 15, 1997               /s/            DON E. BEERE
                                                  Don E. Beere
                                             Vice President, Controller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


  Exhibit
  Number

    10  Copy of the Company's Board of Directors Deferred Phantom Stock Plan.

    27  Financial Data Schedule.