Form 10-Q
period 1997-06-30
TESORO PETROLEUM CORP /NEW/
filed 1997-08-14
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                          Yes    X            No
                               -----             -----
                         =============================

There were 26,807,269 shares of the Registrant's Common Stock outstanding at July 31, 1997.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                               TABLE OF CONTENTS



                                                                      Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . . . . .       3

   Condensed Statements of Consolidated Operations - Three Months
    and Six Months Ended June 30, 1997 and 1996. . . . . . . . .       4

   Condensed Statements of Consolidated Cash Flows - Six Months
    Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . .       5

   Notes to Condensed Consolidated Financial Statements. . . . .       6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . .       9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .      22

  Item 4. Submission of Matters to a Vote of Security Holders. .      22

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .      22


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                         PART I - FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        June 30,    December 31,
                                                          1997          1996<FN1>
                                                          ----          ----
                         ASSETS

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . .   $   34,856        22,796
 Receivables, less allowance for doubtful accounts
  of $1,466 ($1,515 at December 31, 1996). . . . .       70,160       128,013
 Inventories:
  Crude oil and wholesale refined products, at LIFO      52,205        55,858
  Merchandise and other refined products . . . . .       16,308        13,539
  Materials and supplies . . . . . . . . . . . . .        5,164         5,091
 Prepayments and other . . . . . . . . . . . . . .        9,418        12,046
                                                       ---------     ---------
   Total Current Assets. . . . . . . . . . . . . .      188,111       237,343
                                                       ---------     ---------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . .      347,266       328,522
 Exploration and production:
  Oil and gas (full cost method of accounting) . .      213,961       191,777
  Gas transportation . . . . . . . . . . . . . . .        6,703         6,703
 Marine services . . . . . . . . . . . . . . . . .       37,041        33,820
 Corporate . . . . . . . . . . . . . . . . . . . .       12,970        12,531
                                                       ---------     ---------
                                                        617,941       573,353
  Less accumulated depreciation, depletion and
   amortization. . . . . . . . . . . . . . . . . .      279,832       256,842
                                                       ---------     ---------
  Net Property, Plant and Equipment. . . . . . . .      338,109       316,511
                                                       ---------     ---------

OTHER ASSETS . . . . . . . . . . . . . . . . . . .       30,998        28,733
                                                       ---------     ---------

      TOTAL ASSETS . . . . . . . . . . . . . . . .   $  557,218       582,587
                                                       =========     =========


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . .   $   49,105        80,747
 Accrued liabilities . . . . . . . . . . . . . . .       32,027        33,256
 Current income taxes payable. . . . . . . . . . .          353        13,822
 Current maturities of long-term debt and other
  obligations. . . . . . . . . . . . . . . . . . .       10,055        10,043
                                                       ---------     ---------
  Total Current Liabilities. . . . . . . . . . . .       91,540       137,868
                                                       ---------     ---------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .       22,654        19,151
                                                       ---------     ---------

OTHER LIABILITIES. . . . . . . . . . . . . . . . .       45,388        42,243
                                                       ---------     ---------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
 CURRENT MATURITIES. . . . . . . . . . . . . . . .       77,987        79,260
                                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Common Stock, par value $.16-2/3; authorized
  50,000,000 shares; 26,453,745 shares issued
  (26,414,134 in 1996) . . . . . . . . . . . . . .        4,409         4,402
 Additional paid-in capital. . . . . . . . . . . .      189,706       189,368
 Retained earnings . . . . . . . . . . . . . . . .      126,064       110,295
 Treasury stock, 40,800 shares at cost in 1997 . .         (530)          -
                                                       ---------     ---------
  Total Stockholders' Equity . . . . . . . . . . .      319,649       304,065
                                                       ---------     ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . .   $  557,218       582,587
                                                       =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

<FN1> The balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date and condensed.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                ------------------         ----------------
                                                 1997        1996          1997        1996
                                                 ----        ----          ----        ----
REVENUES
 Refining and marketing. . . . . . . . . .  $  161,771     172,327       336,171     360,106
 Exploration and production. . . . . . . .      18,590      29,936        41,948      57,457
 Marine services . . . . . . . . . . . . .      30,338      31,525        65,833      54,807
 Other income. . . . . . . . . . . . . . .       2,607          98         4,206       5,103
                                               --------    --------      --------    --------
  Total Revenues . . . . . . . . . . . . .     213,306     233,886       448,158     477,473
                                               --------    --------      --------    --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . .     149,758     163,890       320,912     351,147
 Exploration and production. . . . . . . .       2,937       2,945         5,782       6,351
 Marine services . . . . . . . . . . . . .      29,499      29,399        63,715      51,880
 Depreciation, depletion and amortization       11,229      10,004        22,826      19,771
                                               --------    --------      --------    --------
  Total Operating Costs and Expenses . . .     193,423     206,238       413,235     429,149
                                               --------    --------      --------    --------

OPERATING PROFIT . . . . . . . . . . . . .      19,883      27,648        34,923      48,324

General and Administrative . . . . . . . .      (3,145)     (2,933)       (6,183)     (5,904)
Interest Expense, Net of Capitalized
 Interest in 1997. . . . . . . . . . . . .      (1,583)     (4,055)       (3,153)     (8,000)
Interest Income. . . . . . . . . . . . . .         890         172         1,324         581
Other Expense, Net . . . . . . . . . . . .        (941)     (2,116)       (2,232)     (7,548)
                                               --------    --------      --------    --------

EARNINGS BEFORE INCOME TAXES . . . . . . .      15,104      18,716        24,679      27,453
Income Tax Provision . . . . . . . . . . .       5,466       6,706         8,910       9,473
                                               --------    --------      --------    --------

NET EARNINGS . . . . . . . . . . . . . . .  $    9,638      12,010        15,769      17,980
                                               ========    ========      ========    ========


NET EARNINGS PER SHARE . . . . . . . . . .  $      .36         .45           .59         .69
                                               ========    ========      ========    ========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES . . . . . . . . . . . .      26,787      26,615        26,808      26,144
                                               ========    ========      ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Six Months Ended
                                                                June 30,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . .   $  15,769      17,980
  Adjustments to reconcile net earnings to net cash
   from operating activities:
   Depreciation, depletion and amortization. . . . .      23,140      20,170
   Amortization of deferred charges and other. . . .         333         703
   Changes in operating assets and liabilities:
    Receivable from Tennessee Gas Pipeline Company .         -       (16,191)
    Receivables, other trade . . . . . . . . . . . .      57,853      (9,053)
    Inventories. . . . . . . . . . . . . . . . . . .         811      (1,098)
    Other assets . . . . . . . . . . . . . . . . . .         673         613
    Accounts payable and other current liabilities .     (46,362)     (2,272)
    Obligation payments to State of Alaska . . . . .      (2,211)     (1,981)
    Deferred income taxes. . . . . . . . . . . . . .       3,503       6,293
    Other liabilities and obligations. . . . . . . .       3,841       1,591
                                                        ---------   ---------
     Net cash from operating activities. . . . . . .      57,350      16,755
                                                        ---------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . .     (44,799)    (29,285)
  Acquisition of Coastwide Energy Services, Inc. . .         -        (7,720)
  Other. . . . . . . . . . . . . . . . . . . . . . .        (143)     (2,428)
                                                        ---------   ---------
       Net cash used in investing activities . . . .     (44,942)    (39,433)
                                                        ---------   ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings, net of repayments of  $2,000 in 1997 and
   $45,400 in 1996, under revolving credit facilities      2,182      15,000
  Payments of long-term debt . . . . . . . . . . . .      (2,293)     (1,914)
  Purchase of treasury stock . . . . . . . . . . . .        (530)        -
  Other. . . . . . . . . . . . . . . . . . . . . . .         293       1,145
                                                        ---------   ---------
       Net cash from (used in) financing activities.        (348)     14,231
                                                        ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .      12,060      (8,447)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . .      22,796      13,941
                                                        ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .   $  34,856       5,494
                                                        =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of $114 capitalized in 1997 . .   $   1,326       6,311
                                                        =========   =========
  Income taxes paid. . . . . . . . . . . . . . . . .   $  18,872       2,623
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

Certain reclassifications have been made to amounts previously reported to conform to the current presentation of financial information.

NOTE 2 - ACQUISITION

In July 1997, the Company purchased the interests held by Zapata Exploration Company ("Zapata"), a wholly-owned subsidiary of Zapata Corporation, in two jointly held contract blocks (Block 18 and Block 20) in southern Bolivia. Zapata held a 25% interest in Block 18 and a 27.4% interest in Block 20. The purchase price was approximately $20 million, which included working capital and assumption of certain liabilities. The assignments of interests are subject to approval by the Bolivian government; however, the Company acquired immediate beneficial interest in respect to the contract blocks. The Company now holds a 100% interest in Block 18 and in Block 20. The Company's net proved Bolivian reserves, which were estimated to be 253 billion cubic feet equivalent at 1996 year-end, will increase more than 30% as a result of the acquisition.

NOTE 3 - HYDROCRACKER EXPANSION AND FINANCING

During the third quarter of 1997, the Company has scheduled an expansion of the hydrocracker unit at its Alaska refinery. The expansion, which has an estimated cost of approximately $17 million, will improve the Company's refinery feedstock and product slate beginning in the fourth quarter of 1997. In conjunction with the expansion and other initiatives, including a turnaround and catalyst change, downtimes ranging from 14 to 25 days for various refinery units are anticipated during the 1997 third quarter.

In July 1997, the National Bank of Alaska ("NBA") and the Company entered into a loan agreement ("Hydrocracker Loan"), under which NBA and the Alaska Industrial Development and Export Authority ("AIDEA") will loan the Company an amount not to exceed the lesser of (i) 90% of the total cost of the hydrocracker expansion or (ii) $16.2 million. One-half of the loan will be funded by NBA and the other half will be funded by AIDEA. The Hydrocracker Loan matures on April 1, 2005 and requires 28 equal quarterly principal payments beginning April 1998 together with interest at the unsecured 90-day commercial paper rate (5.63% at June 30,
1997) plus 2.6% per annum on the amount borrowed from NBA and the unsecured 90-day commercial paper rate plus 2.35% per annum on the amount borrowed from AIDEA, each to be adjusted quarterly. The Hydrocracker Loan is secured by a second lien on the refinery. Under the terms of the Hydrocracker Loan, the Company is required to maintain specified levels of working capital and tangible net worth. The Company will borrow the full amount under the Hydrocracker Loan when the hydrocracker expansion is operationally complete.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved and an estimated total cost of approximately $500,000 among all of the parties to close the site. The Company is currently involved in settlement discussions with the Environmental Protection Agency and other potentially responsible parties at the Abbeville, Louisiana site. The Company expects, based on these discussions, that its liability will not exceed $25,000. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties.

At June 30, 1997, the Company's accruals for environmental expenses amounted to $9.1 million, which included a noncurrent liability of approximately $3.3 million for remediation of Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

On May 7, 1997, the Company's Board of Directors authorized the repurchase of up to 3 million shares (approximately 11% of the current outstanding shares) of Tesoro Common Stock in a buyback program that will extend through the end of 1998. Under the program, subject to certain conditions, the Company may repurchase from time to time Tesoro Common Stock in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from cash flows. The repurchased Common Stock is accounted for as treasury stock and may be used for employee benefit plan requirements and other corporate purposes. For further information on the repurchase program and related restrictions, see "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein.

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

NOTE 6 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for interim period and annual financial statements ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. Early adoption is not permitted. The Company believes that the adoption of SFAS No. 128 will not materially impact its earnings per share disclosures.

In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income," and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures.
The Statements will have no effect on the Company's results of operations, financial position, capital resources or liquidity.

Item 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

SUMMARY

Net earnings of $9.7 million, or $.36 per share, for the three months ended June 30, 1997 ("1997 quarter") compare with net earnings of $12.0 million, or $.45 per share, for the three months ended June 30, 1996 ("1996 quarter"). For the year-to-date period, net earnings of $15.8 million, or $.59 per share, for the six months ended June 30, 1997 ("1997 period") compare with net earnings of $18.0 million, or $.69 per share, for the six months ended June 30, 1996 ("1996 period"). Results for the 1996 quarter and period included revenues from sales of natural gas at above-market prices under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas") which was terminated effective October 1, 1996. Results of operations in 1997 and future years will no longer include above-market revenues from this contract. Significant items, including the impact of the Tennessee Gas contract, which affect the comparability between results for 1997 and 1996 are highlighted in the table below (in millions except per share amounts):

                                                            Three Months Ended    Six Months Ended
                                                                  June 30,            June 30,
                                                            ------------------    --------------
                                                               1997     1996        1997     1996
                                                               ----     ----        ----     ----

Net Earnings As Reported . . . . . . . . . . . . . . . .   $    9.7     12.0        15.8     18.0
                                                              ------   ------      ------   ------
Significant Items Affecting Comparability, Pretax:
  Operating profit from excess of Tennessee Gas contract
     prices over spot market prices. . . . . . . . . . .         -       8.2          -      16.1
  Income from collection of Bolivian receivable. . . . .        2.2       -          2.2       -
  Income from retroactive severance tax refunds. . . . .         .2       -          1.8      5.0
  Costs of shareholder consent solicitation resolved
     in April 1996 . . . . . . . . . . . . . . . . . . .         -        -           -      (2.3)
  Employee terminations, restructuring costs and other .         -      (1.7)         -      (3.8)
                                                              ------   ------      ------   ------
     Total Significant Items, Pretax . . . . . . . . . .        2.4      6.5         4.0     15.0
     Income Tax Effect . . . . . . . . . . . . . . . . .         .7      2.0         1.2      3.9
                                                              ------   ------      ------   ------
     Total Significant Items, Aftertax . . . . . . . . .        1.7      4.5         2.8     11.1
                                                              ------   ------      ------   ------
  Net Earnings Excluding Significant Items . . . . . . .   $    8.0      7.5        13.0      6.9
                                                              ======   ======      ======   ======

Net Earnings Per Share As Reported. . . . . . . . . . .    $    .36      .45         .59      .69
Significant Items Affecting Comparability, Per Share,
 Aftertax:
  Impact of Tennessee Gas contract prices over
     spot market prices. . . . . . . . . . . . . . . . .         -      (.22)         -      (.46)
  Effect of other significant items. . . . . . . . . . .       (.06)     .05        (.10)     .03
                                                              ------   ------      ------   ------
Net Earnings Per Share Excluding Significant Items. . ..   $    .30      .28         .49      .26
                                                              ======   ======      ======   ======

As shown above, excluding the significant items, net earnings would have been $8.0 million ($.30 per share) in the 1997 quarter as compared to $7.5 million ($.28 per share) in the 1996 quarter. The resulting increase in net earnings in the 1997 quarter was primarily attributable to improvements in refining and marketing operations and lower corporate interest expense, partially offset by lower natural gas production and spot market prices. For the year-to-date periods, excluding significant items, net earnings would have been $13.0 million ($.49 per share) for the 1997 period compared to $6.9 million ($.26 per share) for the 1996 period. The increase in the 1997 period was primarily due to higher spot market natural gas prices, better refined product margins and lower corporate interest expense, partially offset by lower natural gas production. A discussion and analysis of the factors contributing to the Company's results of operations are presented below. The Company conducts its operations in the following business segments: Refining and Marketing, Exploration and Production, and Marine Services.

REFINING AND MARKETING                                     Three Months Ended    Six Months Ended
                                                                  June 30,            June 30,
                                                           ------------------    ----------------
(Dollars in millions except per unit amounts)                   1997     1996       1997     1996
                                                                ----     ----       ----     ----

Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . $   153.6    149.1      309.4    295.8
 Other, primarily crude oil resales and merchandise. . . .       8.2     23.3       26.8     64.3
                                                              ------   ------     ------   ------
  Gross Operating Revenues . . . . . . . . . . . . . . . . $   161.8    172.4      336.2    360.1
                                                              ======   ======     ======   ======

Total Operating Profit:
 Gross margin. . . . . . . . . . . . . . . . . . . . . . . $    35.9     31.4       60.6     53.8
 Operating and other expenses. . . . . . . . . . . . . . .      23.9     23.0       45.4     44.8
 Depreciation and amortization . . . . . . . . . . . . . .       3.2      3.0        6.3      6.0
                                                              ------   ------     ------   ------
  Operating Profit . . . . . . . . . . . . . . . . . . . . $     8.8      5.4        8.9      3.0
                                                              ======   ======     ======   ======

Capital Expenditures . . . . . . . . . . . . . . . . . . . $    15.9      2.0       18.8      3.8
                                                              ======   ======     ======   ======

Refinery Throughput:
 Barrels per day . . . . . . . . . . . . . . . . . . . . .    52,409   51,117     50,785   48,082
 % Alaska North Slope crude oil. . . . . . . . . . . . . .       82%      74%        80%      71%

Refined Products Manufactured (average daily barrels)<FN1>:
 Gasoline  . . . . . . . . . . . . . . . . . . . . . . . .    13,276   13,524     13,082   13,619
 Middle distillates. . . . . . . . . . . . . . . . . . . .    22,074   21,570     21,620   19,877
 Heavy oils and residual product . . . . . . . . . . . . .    15,644   14,621     14,929   13,420
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .     2,952    3,165      2,801    2,960
                                                              ------   ------     ------   ------
  Total Refined Products Manufactured. . . . . . . . . . .    53,946   52,880     52,432   49,876
                                                              ======   ======     ======   ======

Refinery Operations - Product Spread ($/barrel)<FN1>:
 Average yield value of products manufactured. . . . . . . $   22.50    24.65      23.82    23.38
 Cost of raw materials . . . . . . . . . . . . . . . . . .     17.17    19.53      19.02    18.93
                                                              ------   ------     ------   ------
  Refinery Product Spread. . . . . . . . . . . . . . . . . $    5.33     5.12       4.80     4.45
                                                              ======   ======     ======   ======

Non-Refinery Margin, included in operating profit
  above ($ millions)<FN1><FN2> . . . . . . . . . . . . . . $    10.5      7.6       16.5     14.9
                                                              ======   ======     ======   ======

Total Segment Product Sales (average daily barrels)<FN3>:
 Gasoline. . . . . . . . . . . . . . . . . . . . . . . . .    19,118   18,167     17,935   19,094
 Middle distillates. . . . . . . . . . . . . . . . . . . .    26,189   28,978     26,221   29,167
 Heavy oils and residual product . . . . . . . . . . . . .    21,507   10,184     19,708   13,635
                                                              ------   ------     ------   ------
  Total Product Sales. . . . . . . . . . . . . . . . . . .    66,814   57,329     63,864   61,896
                                                              ======   ======     ======   ======

Total Segment Product Sales Prices ($/barrel):
 Gasoline. . . . . . . . . . . . . . . . . . . . . . . . . $   32.82    35.35      33.20    31.32
 Middle distillates. . . . . . . . . . . . . . . . . . . . $   26.99    28.99      29.53    27.39
 Heavy oils and residual product . . . . . . . . . . . . . $   16.43    15.30      17.22    16.76

Total Segment - Gross Margins on Total Product
  Sales ($/barrel)<FN4>:
 Average sales price . . . . . . . . . . . . . . . . . . . $   25.26    28.57      26.76    26.26
 Average costs of sales. . . . . . . . . . . . . . . . . .     20.34    23.21      22.37    22.03
                                                              ------   ------     ------   ------
  Gross margin . . . . . . . . . . . . . . . . . . . . . . $    4.92     5.36       4.39     4.23
                                                              ======   ======     ======   ======

<FN1> Amounts reported in prior  periods  have been reclassified to conform with current presentation.
<FN2> Includes margins on products purchased and  resold,  margins  on  products sold in markets outside of Alaska, intrasegment pipeline revenues, retail margins, and adjustments due to selling a volume and mix of products that is different than actual volumes manufactured.
<FN3> Sources of total products  sales  include  products  manufactured  at  the refinery, products drawn from inventory balances and products purchased from third parties. The Company's purchases of refined products for resale were approximately 10,500 and 11,900 average daily barrels for the three months ended June 30, 1997 and 1996, respectively, and approximately 10,800 and 11,300 average daily barrels for the six months ended June 30, 1997 and 1996, respectively.
<FN4> Margins on  sales  of  purchased  products,  together  with  the effect of changes in inventories, are included in the gross margin on total product sales.

REFINING AND MARKETING

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996. Operating profit of $8.8 million from the Company's Refining and Marketing segment during the 1997 quarter represented a 63% improvement from the 1996 quarter. Although industry conditions were generally weak on the West Coast during the 1997 quarter, the Company's implementation of marketing strategies and operational improvements in Alaska contributed in part to the increased operating profit level. The Company's sales in Alaska increased at both the retail and wholesale levels. Gasoline sales volumes in Alaska rose 19% over the 1996 quarter. Additionally, increased in-state asphalt sales, a market entered into in 1996, improved operating profit by approximately $.5 million over last year's quarter. Production of jet fuel, a product in short supply in Alaska, remained essentially the same. A catalyst change made in the 1996 third quarter helped maintain last year's level of jet fuel output despite a higher percentage of heavier, Alaskan North Slope crude oil processed at the Company's Alaska refinery.

The Company achieved a refinery product spread of $5.33 per barrel in the 1997 quarter, a 4% improvement from the $5.12 per barrel spread in the 1996 quarter. The Company's refined product yield values decreased by 9% to $22.50 per barrel in the 1997 quarter from $24.65 per barrel in the 1996 quarter, while the Company's feedstock costs decreased by 12% to $17.17 per barrel in the 1997 quarter from $19.53 per barrel in the 1996 quarter. Margins from non-refinery activities increased to $10.5 million during the 1997 quarter from $7.6 million in the 1996 quarter due primarily to lower costs associated with operations that were discontinued in the prior year, higher margins on foreign refined product sales, increased retail sales and the impact of a buildup of refined product inventory in the 1996 quarter with no similar buildup in the 1997 quarter.

Revenues from sales of refined products in the Company's Refining and Marketing segment increased due primarily to higher sales volumes, which rose 17% to 66,814 barrels per day in the 1997 quarter from 57,329 barrels per day in the 1996 quarter. Partially offsetting this increase were lower average sales prices which fell 12% to $25.26 per barrel in the 1997 quarter, compared to $28.57 per barrel in the 1996 quarter. Other revenues declined by $15.1 million due to sales of previously purchased crude oil in the 1996 quarter with no comparable sales transactions in the 1997 quarter. During the 1997 quarter, the Company had less crude oil available for resale as refinery throughput averaged 1,292 barrels per day more than in the 1996 quarter and no spot purchases of crude oil were made. Costs of sales decreased in the 1997 quarter due to lower prices for crude oil and refined products.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996. Operating profit of $8.9 million in the 1997 period compares to operating profit of $3.0 million in the 1996 period. The Company's refinery spread of $4.80 per barrel in the 1997 period improved 8% from the prior year period. Margins from non-refinery activities increased to $16.5 million during the 1997 period as compared to $14.9 million in the 1996 period due primarily to higher margins on foreign refined product sales and increased retail sales. Revenues from sales of refined products in the Company's Refining and Marketing segment increased by 5% during the 1997 period due to higher sales volumes and prices. Other revenues declined by $37.5 million due to higher sales volumes of previously purchased crude oil in the 1996 period. During the 1997 period, the Company had less crude oil available for resale as refinery throughput averaged 2,703 barrels per day more than in the 1996 period and no spot purchases of crude oil were made. Costs of sales decreased in the 1997 period due to lower volumes of crude oil.

FUTURE IMPACT. Although weak market conditions existed on the West Coast during the 1997 quarter, results from the Refining and Marketing segment improved over the prior year. This improvement, as discussed above, was due in part to implementation of the Company's marketing initiatives to sell more of its products in Alaska, a market which is seasonably strong during the second quarter of the year. These favorable in-state sales have continued into the early part of the third quarter of 1997, as Alaska has had a warm summer. To further increase jet fuel production, the Company has scheduled an expansion of the refinery hydrocracker during the third quarter of 1997 at an estimated cost of $17 million. In conjunction with the expansion and other initiatives, including a turnaround and catalyst change, downtimes ranging from 14 to 25 days for various refinery units are anticipated during the 1997 third quarter. The expansion of the hydrocracker is expected to have a two-year payback period and to favorably impact this segment's profitability beginning in the fourth quarter of 1997. The Company is also expanding its Alaskan retail operations with the construction of new outlets and remodeling of existing outlets. Future profitability of this segment, however, will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

EXPLORATION AND PRODUCTION                                 Three Months Ended    Six Months Ended
                                                                  June 30,            June 30,
                                                           ------------------    ----------------
 (Dollars in millions except per unit amounts)                  1997     1996       1997     1996
                                                                ----     ----       ----     ----
U.S. OIL AND GAS<FN1>:
 Gross operating revenues. . . . . . . . . . . . . . . . . $    14.6     24.6       34.7     47.7
 Other income, primarily retroactive severance tax
   refunds . . . . . . . . . . . . . . . . . . . . . . . .        .3       -         1.9      5.0
 Production costs  . . . . . . . . . . . . . . . . . . . .       1.8      1.1        3.5      2.5
 Administrative support and other operating expenses . . .        .5       .9         .9      1.9
 Depreciation, depletion and amortization. . . . . . . . .       7.3      6.3       15.1     12.6
                                                              ------   ------     ------   ------
  Operating Profit - U.S. Oil and Gas. . . . . . . . . . .       5.3     16.3       17.1     35.7
                                                              ------   ------     ------   ------

U.S. GAS TRANSPORTATION:
 Gross operating revenues. . . . . . . . . . . . . . . . .       1.3      1.3        2.7      2.7
 Operating expenses. . . . . . . . . . . . . . . . . . . .        .1       -          .2       .1
 Depreciation and amortization . . . . . . . . . . . . . .        -        -          .1       .1
                                                              ------   ------     ------   ------
  Operating Profit - U.S. Gas Transportation . . . . . . .       1.2      1.3        2.4      2.5
                                                              ------   ------     ------   ------

BOLIVIA:
 Gross operating revenues. . . . . . . . . . . . . . . . .       2.7      4.0        4.6      7.1
 Other income related to collection of a receivable. . . .       2.2       -         2.2       -
 Production costs. . . . . . . . . . . . . . . . . . . . .        .2       .2         .4       .4
 Administrative support and other operating expenses . . .        .3       .8         .8      1.5
 Depreciation, depletion and amortization. . . . . . . . .        .3       .3         .5       .6
                                                              ------   ------     ------   ------
  Operating Profit - Bolivia . . . . . . . . . . . . . . .       4.1      2.7        5.1      4.6
                                                              ------   ------     ------   ------

TOTAL OPERATING PROFIT - EXPLORATION AND PRODUCTION. . . . $    10.6     20.3       24.6     42.8
                                                              ======   ======     ======   ======

U.S.:
 Natural gas production, net (average daily Mcf)<FN1>. . .    85,324   91,551     89,689   92,822
 Average natural gas sales prices ($/Mcf) -
  Spot market<FN2> . . . . . . . . . . . . . . . . . . . . $    1.85     1.90       2.11     1.80
  Average<FN1> . . . . . . . . . . . . . . . . . . . . . . $    1.85     2.95       2.11     2.82
 Average operating expenses ($/Mcfe) -
  Lease operating expenses . . . . . . . . . . . . . . . . $     .19      .10        .17      .12
  Severance taxes. . . . . . . . . . . . . . . . . . . . .       .04      .05        .04      .03
                                                              ------   ------     ------   ------
   Total production costs. . . . . . . . . . . . . . . . .       .23      .15        .21      .15
  Administrative support . . . . . . . . . . . . . . . . .       .06      .09        .06      .11
                                                              ------   ------     ------   ------
   Total operating expenses. . . . . . . . . . . . . . . . $     .29      .24        .27      .26
                                                              ======   ======     ======   ======
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . $     .93      .75        .92      .74
                                                              ======   ======     ======   ======
 Capital expenditures. . . . . . . . . . . . . . . . . . . $     9.2      5.9       16.2     15.4
                                                              ======   ======     ======   ======

BOLIVIA:
 Natural gas production, net (average daily Mcf) . . . . .    17,326   24,067     14,180   21,563
 Average natural gas sales price ($/Mcf) . . . . . . . . . $    1.25     1.36       1.28     1.34
 Condensate production, net (average daily barrels)  . . .       506      679        412      614
 Average condensate price ($/barrel) . . . . . . . . . . . $   16.21    16.75      17.38    16.29
 Average operating expenses ($/Mcfe) -
  Production costs . . . . . . . . . . . . . . . . . . . . $     .09      .08        .12      .09
  Value-added taxes. . . . . . . . . . . . . . . . . . . .       .01      .06         -       .07
  Administrative support . . . . . . . . . . . . . . . . .       .23      .21        .30      .24
                                                              ------   ------     ------   ------
   Total operating expenses. . . . . . . . . . . . . . . . $     .33      .35        .42      .40
                                                              ======   ======     ======   ======
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . $     .16      .13        .16      .13
                                                              ======   ======     ======   ======
 Capital expenditures. . . . . . . . . . . . . . . . . . . $     2.0      2.8        6.0      4.9
                                                              ======   ======     ======   ======

<FN1> Results for 1996 included revenues from above-market pricing provisions of a contract with Tennessee Gas which was terminated effective October 1, 1996. Operating profit for the three and six months ended June 30, 1996 included $8.2 million and $16.1 million, respectively, for the excess of these contract prices over spot market prices. Net natural gas production sold under the contract averaged approximately 14.6 Mmcf per day for both the three months and six months ended June 30, 1996.

<FN2> Includes effects of the Company's natural gas commodity  price  agreements which amounted to a loss of $.18 per Mcf for the three months ended June 30, 1996, and losses of $.10 per Mcf and $.12 per Mcf for the six months ended June 30, 1997 and 1996, respectively.
<FN3> Mcf is defined as  one  thousand  cubic  feet;  Mcfe  is  defined  as  net equivalent one thousand cubic feet.

U.S. OIL AND GAS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996. Operating profit of $5.3 million from the Company's U.S. oil and gas operations in the 1997 quarter compares to operating profit of $16.3 million in the 1996 quarter. The 1996 quarter included revenues from the sale of natural gas at above-market prices under a contract with Tennessee Gas. The excess of these contract prices over spot market prices contributed $8.2 million to operating profit in the 1996 quarter. Excluding the incremental value of the Tennessee Gas contract from the 1996 quarter and a $.2 million retroactive severance tax refund from the 1997 quarter, operating profit from the Company's U.S. oil and gas operations would have been $5.1 million in the 1997 quarter compared to $8.1 million in the 1996 quarter. The resulting decrease of $3.0 million was primarily due to lower spot market prices for sales of natural gas, lower production volumes and higher depreciation and depletion.

Prices realized by the Company on spot market natural gas production decreased to $1.85 per Mcf in the 1997 quarter from $1.90 per Mcf in the 1996 quarter. On a weighted-average basis, the Company's natural gas sales price was $2.95 per Mcf in the 1996 quarter due to sales under the Tennessee Gas contract. The decrease of 6.2 Mmcf per day in the Company's natural gas production included a
17.6 Mmcf per day decline in the Bob West Field partially offset by an 11.4 Mmcf per day production increase at other domestic fields. In June 1997, the Company announced the discovery of the Vinegarone East Field in the Val Verde Basin in Edwards County in Southwest Texas. The field is scheduled to start production in the 1997 third quarter at an initial gross rate of approximately 6 Mmcf per day and additional drilling is planned on the prospect.

Gross operating revenues from the Company's U.S. oil and gas operations, after excluding amounts related to Tennessee Gas, decreased due to the lower spot market prices and volumes. Production costs increased by $.7 million in the 1997 quarter due to higher per-unit lease operating expenses and severance taxes from the Company's newer fields. Administrative support and other operating expenses decreased by $.4 million. Depreciation and depletion increased by $1.0 million, or 16%, due to a higher depletion rate.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During the 1996 quarter, the Company used such agreements to set the price of 33% of the natural gas production that it sold in the spot market and recognized a loss of $1.2 million ($.18 per Mcf) related to these price agreements. The Company did not have any such transactions during the 1997 quarter and, as of June 30, 1997, has no remaining price agreements for the year.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996. Operating profit of $17.1 million from the Company's U.S. oil and gas operations in the 1997 period compares to $35.7 million in the 1996 period. Comparability between these periods was impacted by certain significant items. The 1996 period included operating profit of $16.1 million from the excess of Tennessee Gas contract prices over spot market prices. Results of operations in 1997 and future years will no longer include above-market revenues from this contract which was terminated effective October 1, 1996. Operating profit also included retroactive severance tax refunds of $1.8 million and $5.0 million in the 1997 and 1996 periods, respectively. Excluding the incremental value of the Tennessee Gas contract and retroactive severance tax refunds, operating profit from the Company's U.S. oil and gas operations would have been $15.3 million in the 1997 period compared to $14.6 million in the 1996 period. The resulting increase of $.7 million was primarily attributable to higher spot market prices for sales of natural gas realized early in 1997 partially offset by higher depreciation and depletion.

Prices realized by the Company on its spot natural gas production increased 17% to $2.11 per Mcf in the 1997 period from $1.80 per Mcf in the 1996 period. The 1997 increase in average spot market prices was attributable to unusually high prices received during January and February when there was cold weather combined with below-normal natural gas storage levels. On a weighted-average basis, the Company's natural gas sales price was $2.82 per Mcf in the 1996 period due to sales under the Tennessee Gas contract. The Company's natural gas production averaged 89.7 Mmcf per day in the 1997 period, a decrease of 3.2 Mmcf per day from the 1996 period. This decrease represented a 13.8 Mmcf per day decline in the Bob West Field production partially offset by a

10.6 Mmcf per day production increase from other domestic fields. Production from the Bob West Field which accounted for 95% of the Company's total domestic production in June 1996 has now been reduced to 80% of the total in June 1997.

Gross operating revenues from the Company's U.S. oil and gas operations, after excluding amounts related to Tennessee Gas, increased due to the higher spot market prices. Production costs increased by $1.0 million during the 1997 period due to higher per-unit lease operating expenses and severance taxes from the Company's newer fields. Administrative support and other operating expenses decreased by $1.0 million. Depreciation and depletion increased by $2.5 million, or 20%, due to a higher depletion rate.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. In addition, from time to time the Company has entered into price agreements with collars, under which no payments will be made by either party unless the price falls below a designated floor price or above a designated ceiling price, at which time the Company receives or pays the difference, respectively. During the 1997 and 1996 periods, the Company used such agreements to set the price of 17% and 37%, respectively, of the natural gas production that it sold in the spot market. During the 1997 and 1996 periods, the Company realized losses of $1.6 million ($.10 per Mcf) and $1.8 million ($.12 per Mcf), respectively, from these price agreements.

BOLIVIA

HYDROCARBONS LAW. In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. During mid-1996, the Company signed agreements to convert its Contracts of Operation to Shared Risk Contracts subject to recision at the option of the Company if the Company was not satisfied with modifications to the Bolivian fiscal law which were enacted in November 1996. On June 19, 1997, the Company gave notice to the Bolivian government of its intent to execute Shared Risk Contracts and the Company expects to complete this conversion during the second half of 1997. The new contracts extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contract for Block 18 will extend the term of the Company's operations for ten additional years to the year 2017. The new contract for Block 20 extends the Company's term 21 additional years to the year 2029 for acreage that is in the exploration phase of the contract, and 10 additional years to the year 2018 for an area within Block 20 that is designated as being in the development phase of the new contract. The new contract provisions, along with a substantial discovery during 1996, significantly increased the Company's reserves at year-end 1996.

YPFB AND YPF CONTRACT. The Company's Bolivian natural gas production is sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, SA ("YPF"), a publicly-held company based in Argentina. Currently, the Company is selling its natural gas production to YPFB based on the volume and pricing terms in the contract between YPFB and YPF. The contract to sell gas to YPF expired March 31, 1997 and a contract extension was signed effective April 1, 1997 extending the contract term two years to March 31, 1999 with an option to extend the contract a maximum of one additional year if the pipeline from Bolivia to Brazil is not complete. In the contract extension, YPF negotiated an 11% reduction in the minimum contract volume it is required to import from Bolivia, which in turn resulted in a corresponding 11% reduction of Tesoro's minimum contract volume.

ACCESS TO NEW MARKETS. A lack of market access has constrained natural gas production in Bolivia. Ceremonies marking the official launch of construction of a new 1,900-mile pipeline that will link Bolivia's gas reserves with markets in Brazil were held in July 1997. First gas deliveries are expected in early 1999.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996. Operating profit of $4.1 million from the Company's Bolivian operations in the 1997 quarter compares to operating profit of $2.7 million in the 1996 quarter. Included in the 1997 quarter was income of $2.2 million related to the collection of a receivable for production in 1989 through May 1996. Excluding this income, operating profit would have decreased from the prior year period by $.8 million due to lower production and prices. During the 1997 quarter, the Company's Bolivian natural gas production was lower due to reduced minimum takes under the new contract between YPFB and YPF and also due to requests in 1996 from YPFB for additional production from the Company to meet export specifications. Natural gas prices for Bolivian production fell to $1.25 per Mcf in the 1997 quarter, an 8% drop from the 1996 quarter. Administrative support and other operating expenses decreased by $.5 million in the 1997 quarter due primarily to reduced production levels.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996. Operating profit of $5.1 million from the Company's Bolivian operations compares to operating profit of $4.6 million in the 1996 period. The 1997 period included income of $2.2 million related to the collection of a receivable for prior years production. Excluding this income, operating profit would have decreased by $1.7 million as production of natural gas and condensate fell by over 30%. During the 1997 period, the Company's Bolivian natural gas production was lower due to a reduction in minimum takes under the new contract between YPFB and YPF and also due to constraints arising from repairs to a non-Company-owned pipeline that transports gas from Bolivia to Argentina. A replacement pipeline is now operational, which has restored full capacity. During the 1996 period, production was higher due to requests from YPFB for additional production from the Company to meet export specifications. Natural gas prices declined to $1.28 per Mcf in the 1997 period compared to $1.34 per Mcf in the 1996 period. Partially offsetting these decreases was a 7% rise in condensate prices. Administrative support and other operating expenses decreased by $.7 million in the 1997 period due primarily to reduced production levels. After the July 1997 purchase of Zapata's interest in Block 18 and in Block 20, the Company now holds a 100% interest in both blocks (see Note 2 of Notes to Condensed Consolidated Financial Statements). As a result of the acquisition, the Company's net share of production from Block 18 will increase by approximately 33% beginning in the 1997 third quarter. Block 20 is currently shut-in waiting on the construction of the pipeline to Brazil, which is scheduled for first gas deliveries in early 1999.

MARINE SERVICES                                            Three Months Ended    Six Months Ended
                                                                  June 30,            June 30,
                                                           ------------------    ----------------
(Dollars in millions)                                         1997     1996       1997     1996
                                                                ----     ----       ----     ----
Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . . . . . . . . . . .   $    24.2     25.1       52.4     44.4
 Lubricants and other. . . . . . . . . . . . . . . . . .         3.8      4.1        8.1      6.8
 Services. . . . . . . . . . . . . . . . . . . . . . . .         2.3      2.3        5.3      3.6
                                                              ------   ------     ------   ------
  Gross Operating Revenues . . . . . . . . . . . . . . .        30.3     31.5       65.8     54.8
Costs of Sales . . . . . . . . . . . . . . . . . . . . .        22.4     23.6       49.7     42.2
                                                              ------   ------     ------   ------
 Gross Profit. . . . . . . . . . . . . . . . . . . . . .         7.9      7.9       16.1     12.6
Operating and Other Expenses . . . . . . . . . . . . . .         7.0      5.6       13.9      9.6
Depreciation and Amortization. . . . . . . . . . . . . .          .4       .4         .8       .5
                                                              ------   ------     ------   ------
  Operating Profit . . . . . . . . . . . . . . . . . . .   $      .5      1.9        1.4      2.5
                                                              ======   ======     ======   ======

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . . . . . . . . . . . .        37.5     39.2       77.1     69.6
 Lubricants. . . . . . . . . . . . . . . . . . . . . . .          .7       .8        1.3      1.2

Capital Expenditures . . . . . . . . . . . . . . . . . .   $     1.1      4.3        3.3      5.0
                                                              ======   ======     ======   ======

In February 1996, the Company acquired Coastwide Energy Services, Inc. ("Coastwide") and combined these operations with the Company's marine petroleum products distribution business. Operating results from Coastwide have been included in the Company's Marine Services segment since the date of acquisition. Accordingly, results for the 1997 quarter and 1996 quarter include three full months of Coastwide operations, while the 1997 period compares to a prior year period which included only a portion of Coastwide's operations.

For the 1997 quarter, gross operating revenues declined by $1.2 million primarily due to lower fuel sales volumes as efforts were made to minimize low margin activities. Costs of sales experienced a correlating decrease resulting in gross profit in the 1997 quarter that was unchanged from the prior year quarter. Operating and other expenses increased by $1.4 million due to expenses incurred for upgrading facilities and services.

For the 1997 period, gross operating revenues increased by $11.0 million, with an 18% increase in fuels and lubricants revenues and a 47% increase in service revenues. These increases were mainly due to added locations and associated volumes stemming from the Coastwide acquisition together with internal growth initiatives. Costs of sales during the 1997 period increased due to the higher volumes and also included $.9 million associated with inventory valuations as market prices declined from year-end levels. The improvement of $3.5 million in gross profit during the 1997 period was offset by higher operating and other expenses associated with the increased activity and upgrades to facilities and services.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

The $.3 million increase in general and administrative expense during both the 1997 quarter and period was primarily due to higher employee costs partially offset by reduced insurance costs.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased by $2.6 million and $4.9 million (approximately 60%) during the 1997 quarter and period, respectively. In November 1996, the Company redeemed $74.1 million of public debt resulting in interest expense savings of $2.5 million and $4.9 million in the 1997 quarter and period, respectively.

Interest income increased by $.6 million and $.7 million during the 1997 quarter and period, respectively. During the 1997 quarter, the Company recorded interest income of approximately $.4 million related to the collection of a Bolivia receivable.

OTHER EXPENSE, NET

The decrease of $1.2 million in other expense during the 1997 quarter was primarily due to charges incurred in the prior year quarter for environmental and other expenses related to former operations of the Company with no material comparable costs recorded in the current quarter. For the 1997 period, other expense decreased by $5.3 million primarily due to charges incurred in the prior year period for shareholder consent solicitation costs of $2.3 million, which was resolved in April 1996, together with a write-off of deferred financing costs and employee termination costs with no material comparable costs recorded in the current period.

INCOME TAX PROVISION

Income taxes decreased by $1.3 million and $.6 million during the 1997 quarter and period, respectively. These decreases were primarily due to lower taxable earnings.

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

Changes in natural gas prices also influence the level of drilling activity in the Gulf of Mexico. The Company's Marine Services operation, whose customers include offshore drilling contractors and related industries, could be impacted by significant fluctuations in natural gas prices. The Company's Marine Services segment uses the first-in, first-out ("FIFO") method of accounting for its inventories of fuel. Changes in fuel prices can significantly impact inventory valuations and costs of sales in this segment.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. Accomplishments in 1996, including the resolution of litigation with Tennessee Gas and termination of the remainder of the Tennessee Gas Contract combined with redemption of public debt, strengthened the Company's financial condition and improved its ability to access capital markets. During the first half of 1997, the Company has built on these strengths making capital expenditures totaling $45 million, with no significant borrowings, and maintaining a debt-to-capitalization ratio of 20%. Subsequently, in July 1997, the Company purchased additional contract interests in the Company's Bolivian operations for approximately $20 million, which was funded by cash flows from operations (see Note 2 of Notes to Condensed Consolidated Financial Statements). In July 1997, the Company increased its external borrowing capacity with a loan agreement to finance an expansion of the refinery hydrocracker unit (see Note 3 of Notes to Condensed Consolidated Financial Statements).

The Company is focused on its strategic plans to make operational improvements and continues to assess its asset base in order to maximize returns and develop full value through strategic diversification and acquisitions in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company could diversify its oil and gas reserve base and offset the impact of declining production through domestic development, exploration and acquisition outside of the Bob West Field.

In the Refining and Marketing segment, the Company has been engaged in studies to improve profitability and has also evaluated possible joint ventures, strategic alliances or business combinations; such evaluations have not resulted in any transaction but operating strategies have been developed to optimize the product and feedstock slates, improve efficiencies and reliability, and expand marketing to increase placement of products in Alaska. In the Marine Services segment, the Company continues to pursue opportunities for expansion as well as optimizing existing operations.

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

STOCK REPURCHASE PROGRAM

On May 7, 1997, the Company's Board of Directors authorized the repurchase of up to 3 million shares (approximately 11% of the current outstanding shares) of Tesoro Common Stock in a buyback program that will extend through the end of 1998. Under the program, subject to certain conditions, the Company may repurchase from time to time Tesoro Common Stock in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from cash flows. The repurchased Common Stock is accounted for as treasury stock and may be used for employee benefit plan requirements and other corporate purposes. Repurchases of Common Stock are subject to the restricted payments provision of the Credit Facility as described below.

CREDIT ARRANGEMENTS

The Company has financing and credit arrangements with a consortium of nine banks under a corporate revolving credit agreement ("Credit Facility") which provides total commitments of $150 million. The Credit Facility, which extends through April 2000, provides for cash borrowings up to $100 million and issuance of letters of credit, subject to a borrowing base (which was approximately $118 million at June 30, 1997). The Company, at its option, has currently activated total commitments of $100 million. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which limit the incurrence of additional indebtedness and restricted payments. At June 30, 1997, the Company had outstanding letters of credit of $32 million with no cash borrowings outstanding. Cash borrowings made under the Credit Facility were minimal during the 1997 period.

The terms of the Credit Facility allow for the payment of cash dividends and open market stock repurchases subject to a cumulative amount available for restricted payments (defined as the difference of (i) the sum since December 31, 1995, of (a) $5 million and (b) 50% of consolidated net earnings of the Company in any calendar year and (ii) any restricted payments made since June 1996). At June 30, 1997, the cumulative amount available for restricted payments was approximately $50 million. Annually, however, the aggregate of cash dividends and other restricted payments cannot exceed a maximum of $5 million. In addition, the Credit Facility permits the Company to repurchase a limited amount of Common Stock up to $5 million annually, specifically for oddlot buyback programs and employee benefit plans. While the Board of Directors has no present plans to pay dividends, from time to time the Board of Directors reevaluates the feasibility of declaring future dividends.

In addition to the Credit Facility, a subsidiary of the Company has a three-year line of credit with a bank which provides up to $10 million for the purchase of real estate and equipment for the Company's Marine Services segment at the bank's prime rate. The loan facility is not guaranteed by the Company and is secured only by such real estate and equipment that are financed. Beginning in March 1998, credit availability is reduced quarterly by 6.667%. At June 30, 1997, $ 3.1 million was outstanding under the loan facility.

During the third quarter of 1997, the Company has scheduled an expansion of the hydrocracker unit at its Alaska refinery at an estimated cost of approximately $17 million. In July 1997, NBA and the Company entered into the Hydrocracker Loan, under which NBA and the AIDEA will loan the Company an amount not to exceed the lesser of (i) 90% of the total cost of the hydrocracker expansion or
(ii) $16.2 million. The Hydrocracker Loan matures on April 1, 2005 and is secured by a second lien on the refinery. Under the terms of the Hydrocracker Loan, the Company is required to maintain specified levels of working capital and tangible net worth. The Company will borrow the full amount under the Hydrocracker Loan when the hydrocracker expansion is operationally complete. See Note 3 of Notes to Condensed Consolidated Financial Statements.

CAPITAL SPENDING

For the year 1997, the Company projects its capital expenditures to total $161 million, of which $45 million had been spent during the first half of 1997. The Company has financed these capital expenditures, together with the purchase of additional contract interests in Bolivia in July 1997, with available cash reserves and internally-generated cash flows from operations. In addition, the Company has obtained outside financing, as discussed above, for an expansion of the refinery hydrocracker. The remaining capital expenditures for the year are expected to be funded by cash flows from operations and external borrowings under the Company's credit arrangements.

The Exploration and Production segment accounts for $102 million of the projected capital expenditures, with $73 million planned for U.S. activities and $29 million in Bolivia. Planned U.S. expenditures include $30 million for property acquisitions; $15 million for development drilling (participation in 16 wells) and workovers; $11 million for leasehold, geological and geophysical; and $15 million for exploratory drilling (participation in 18 wells). For the first half of 1997, actual U.S. expenditures were $16 million, principally for participation in the drilling of 3 development wells (all completed) and 6 exploratory wells (4 completed). In Bolivia, projected capital expenditures of $29 million for the year include an increase for the purchase of contract interests which was consummated in July 1997 (see Note 2 of Notes to Condensed Consolidated Financial Statements). The projection in Bolivia includes $3 million for one exploratory well and $2 million for workovers and field facilities, with the remainder planned for three-dimensional seismic and the purchase of contract interests. Capital spending for the first half of 1997 totaled $6 million in Bolivia, primarily for exploratory drilling, seismic activity and workovers. Although the Company continues to pursue exploratory, development and acquisition opportunities, actual capital expenditures for the remainder of the year may vary from projections due to a number of factors, including the timing of drilling projects and the extent to which properties are acquired.

Capital spending for the Refining and Marketing segment is projected to be $50 million for the year, including $17 million for expansion of the refinery hydrocracker and $20 million towards a three-year capital program to build new retail outlets and remodel existing stations. During the first half of 1997, the Refining and Marketing segment had spent approximately $19 million towards these capital projects.

In the Marine Services segment, capital spending for 1997 is currently projected at $8 million, a $21 million reduction from the original budget. This projection, of which $3 million was spent during the first half of 1997, is now primarily directed towards expansion and improvement of operations along the Gulf of Mexico rather than acquisitions.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1997        1996
                                                        ----        ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . .  $   57.4        16.7
  Investing Activities . . . . . . . . . . . . . .     (45.0)      (39.4)
  Financing Activities . . . . . . . . . . . . . .       (.3)       14.2
                                                       ------      ------
Increase (Decrease) in Cash and Cash Equivalents .  $   12.1        (8.5)
                                                       ======      ======


Net cash from operating activities of $57 million during the 1997 period, which compares to $17 million during the 1996 period, included a $58 million decrease in receivables due in part to collections related to high product and crude oil sales volumes at 1996 year-end and to a Bolivian receivable representing production sold from 1989 through May 1996. These receipts were partially offset by income tax and other payments. Net cash used in investing activities of $45 million during the 1997 period included capital expenditures of $22 million for the Company's Exploration and Production activities, $19 million for Refining and Marketing operations and $3 million for Marine Services. Net cash used in financing activities during the 1997 period included borrowings under a loan facility for the Marine Services sector partially offset by payments of other long-term debt and purchases of treasury stock. At June 30, 1997, the Company's net working capital totaled $97 million, which included cash and cash equivalents of $35 million.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At June 30, 1997, the Company's accruals for environmental expenses amounted to $9.1 million, which included a noncurrent liability of $3.3 million for remediation of KPL's properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $6 million in 1997 and $3 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

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

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q, including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (b) statements of plans and objectives for future operations, (c) statements of future economic performance, or (d) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; actions of our customers and competitors; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of Tesoro's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries; the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; earthquakes or other natural disasters affecting operations; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and adverse changes in the credit ratings assigned to the Company's trade credit. For more information with respect to the foregoing, see the Company's Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On June 21, 1997, the Company received a letter from the Office of the Attorney General of the State of Alaska ("State") alleging that Kenai Pipe Line Company ("KPL"), a wholly-owned subsidiary of the Company, failed to follow the terms of its Oil Discharge Prevention and Contingency Plan ("Contingency Plan"), which allegation arose out of the State's investigation of a December 5, 1995 spill into the Cook Inlet from KPL's facility. The State has proposed that KPL (i) pay $100,000 to the State as a civil penalty and to reimburse the State for its costs; and (ii) establish an escrow fund in the amount of $75,000 for an audit of KPL's Contingency Plan. The Company is addressing this allegation with the Attorney General's office with respect to resolving the issues raised in the June 21, 1997 letter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1997 Annual Meeting of Stockholders of the Company was held on May 7, 1997.

     (b) The following directors were elected at the 1997 Annual Meeting of Stockholders to hold office until the 1998 Annual Meeting of
         Stockholders or until their successors are elected and qualified. A tabulation of the number of votes cast for or withheld with respect to each such director are set forth below:

                                          Votes                Votes
                  Name                     For                Withheld
              ----------------------    ----------            --------

              Steven H. Grapstein       23,980,740             145,192
              William J. Johnson        23,975,240             150,692
              Alan J. Kaufman           23,980,203             145,729
              Raymond K. Mason, Sr.     23,966,892             159,040
              Bruce A. Smith            23,981,728             144,204
              Patrick J. Ward           23,981,120             144,812
              Murray L. Weidenbaum      23,964,890             161,042

     (c) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1997, there were 24,006,124 votes for; 36,084 votes against; 83,724 abstentions; and no broker non-votes.


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


                                    TESORO PETROLEUM CORPORATION
                                              REGISTRANT




Date:   August 14, 1997             /s/           BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:   August 14, 1997             /s/                  DON E. BEERE
                                                         Don E. Beere
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER

  27     Financial Data Schedule.