Form 10-Q
period 1997-09-30
TESORO PETROLEUM CORP /NEW/
filed 1997-11-14
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                   Yes    X            No
                       -------            ------

                         =============================

     There were 26,750,314 shares of the Registrant's Common Stock outstanding at October 31, 1997.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS



                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - September 30, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .   3

   Condensed Statements of Consolidated Operations - Three Months
    and Nine Months Ended September 30, 1997 and 1996. . . . . . . . . .   4

   Condensed Statements of Consolidated Cash Flows - Nine Months Ended
    September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements. . . . . . . . .   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  21

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  21


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                 September 30,  December 31,
                                                                       1997        1996<FN1>
                                                                       ----        ----
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $   7,379      22,796
 Receivables, less allowance for doubtful accounts of $1,420
  ($1,515 at December 31, 1996). . . . . . . . . . . . . . . . .      83,899     128,013
 Inventories:
  Crude oil and wholesale refined products, at LIFO. . . . . . .      55,431      55,858
  Merchandise and other refined products . . . . . . . . . . . .      14,333      13,539
  Materials and supplies . . . . . . . . . . . . . . . . . . . .       5,138       5,091
 Prepayments and other . . . . . . . . . . . . . . . . . . . . .       9,452      12,046
                                                                     --------    --------
   Total Current Assets. . . . . . . . . . . . . . . . . . . . .     175,632     237,343
                                                                     --------    --------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . .     358,792     328,522
 Exploration and production (full-cost method of accounting) . .     257,003     198,480
 Marine services . . . . . . . . . . . . . . . . . . . . . . . .      38,953      33,820
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,170      12,531
                                                                     --------    --------
                                                                     667,918     573,353
  Less accumulated depreciation, depletion and amortization. . .     291,113     256,842
                                                                     --------    --------
   Net Property, Plant and Equipment . . . . . . . . . . . . . .     376,805     316,511
                                                                     --------    --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .      35,377      28,733
                                                                     --------    --------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .   $ 587,814     582,587
                                                                     ========    ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .   $  57,473      80,747
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .      30,567      33,256
 Current income taxes payable. . . . . . . . . . . . . . . . . .       1,951      13,822
 Current maturities of long-term debt and other obligations. . .       9,778      10,043
                                                                     --------    --------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . .      99,769     137,868
                                                                     --------    --------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .      24,552      19,151
                                                                     --------    --------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .      45,786      42,243
                                                                     --------    --------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
 CURRENT MATURITIES. . . . . . . . . . . . . . . . . . . . . . .      90,104      79,260
                                                                     --------    --------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Common Stock, par value $.16-2/3; authorized 50,000,000 shares;
  26,498,745 shares issued (26,414,134 in 1996). . . . . . . . .       4,416       4,402
 Additional paid-in capital. . . . . . . . . . . . . . . . . . .     190,093     189,368
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . .     134,043     110,295
 Treasury stock, 66,998 shares at cost . . . . . . . . . . . . .        (949)       -
                                                                     --------    --------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . .     327,603     304,065
                                                                     --------    --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .   $ 587,814     582,587
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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)


                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                           -------------------     -------------------
                                                             1997       1996         1997       1996
                                                             ----       ----         ----       ----
REVENUES
 Refining and marketing. . . . . . . . . . . . . . .   $   198,815    203,661      534,986    563,767
 Exploration and production. . . . . . . . . . . . .        19,821     26,476       61,769     83,933
 Marine services . . . . . . . . . . . . . . . . . .        32,433     32,660       98,266     87,467
 Other income. . . . . . . . . . . . . . . . . . . .           403       (725)       4,609      4,378
                                                           --------   --------     --------   --------
  Total Revenues . . . . . . . . . . . . . . . . . .       251,472    262,072      699,630    739,545
                                                           --------   --------     --------   --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . . . .       188,014    194,156      508,926    545,303
 Exploration and production. . . . . . . . . . . . .         3,054      2,416        8,836      8,767
 Marine services . . . . . . . . . . . . . . . . . .        29,691     30,273       93,406     82,153
 Depreciation, depletion and amortization. . . . . .        11,357     10,026       34,183     29,797
                                                           --------   --------     --------   --------
  Total Operating Costs and Expenses . . . . . . . .       232,116    236,871      645,351    666,020
                                                           --------   --------     --------   --------

OPERATING PROFIT . . . . . . . . . . . . . . . . . .        19,356     25,201       54,279     73,525

General and Administrative . . . . . . . . . . . . .        (3,416)    (3,056)      (9,599)    (8,960)
Interest Expense, Net of Capitalized Interest in 1997       (1,481)    (4,142)      (4,634)   (12,142)
Interest Income. . . . . . . . . . . . . . . . . . .           135      7,100         1,459     7,681
Other Expense, Net . . . . . . . . . . . . . . . . .        (1,233)    (1,254)      (3,465)    (8,802)
                                                           --------   --------     --------   --------

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . .        13,361     23,849       38,040     51,302
Income Tax Provision . . . . . . . . . . . . . . . .         5,382      7,686       14,292     17,159
                                                           --------   --------     --------   --------
EARNINGS BEFORE EXTRAORDINARY ITEM . . . . . . . . .         7,979     16,163       23,748     34,143
Extraordinary Loss on Extinguishment of Debt, Net of
 Income Tax Benefit of $886 in 1996. . . . . . . . .           -       (2,290)         -       (2,290)
                                                           --------   --------     --------   --------

NET EARNINGS . . . . . . . . . . . . . . . . . . . .   $     7,979     13,873       23,748     31,853
                                                           ========   ========     ========   ========


EARNINGS PER SHARE
 Earnings Before Extraordinary Item. . . . . . . . .   $       .30        .61          .88       1.30
 Extraordinary Loss, Net of Income Tax Benefit . . .           -         (.09)         -         (.09)
                                                           --------   --------     --------   --------
 Net Earnings. . . . . . . . . . . . . . . . . . . .   $       .30        .52          .88       1.21
                                                           ========   ========     ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES . . . . . . . . . . . . . . . . .        26,938     26,816       26,857     26,370
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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                  -----------------
                                                                                    1997       1996
                                                                                    ----       ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   23,748     31,853
  Adjustments to reconcile net earnings to net cash from operating activities:
   Extraordinary loss on extinguishment of debt, net of income tax benefit . .        -        2,290
   Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . .     34,643     30,386
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         30        678
   Amortization of deferred charges and other. . . . . . . . . . . . . . . . .        622      1,316
   Changes in operating assets and liabilities:
     Receivable from Tennessee Gas Pipeline Company. . . . . . . . . . . . . .        -       50,680
     Receivables, other trade. . . . . . . . . . . . . . . . . . . . . . . . .     45,882     (6,228)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        358     16,901
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,219)       793
     Accounts payable and other current liabilities. . . . . . . . . . . . . .    (38,557)     8,066
     Obligation payments to State of Alaska. . . . . . . . . . . . . . . . . .     (3,406)    (3,145)
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      5,401     12,051
     Other liabilities and obligations . . . . . . . . . . . . . . . . . . . .      5,569      2,760
                                                                                  --------   --------
        Net cash from operating activities . . . . . . . . . . . . . . . . . .     71,071    148,401
                                                                                  --------   --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (95,082)   (46,050)
  Acquisition of Coastwide Energy Services, Inc. . . . . . . . . . . . . . . .        -       (7,720)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,155)    (3,259)
                                                                                  --------   --------
        Net cash used in investing activities. . . . . . . . . . . . . . . . .    (98,237)   (57,029)
                                                                                  --------   --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings, net of repayments of  $28,500 in 1997 and $112,000
   in 1996, under revolving credit facilities. . . . . . . . . . . . . . . . .     15,828        -
  Payments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     (3,287)    (2,885)
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .     (1,098)       -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        306      1,144
                                                                                  --------   --------
        Net cash from (used in) financing activities . . . . . . . . . . . . .     11,749     (1,741)
                                                                                  --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .    (15,417)    89,631

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . .     22,796     13,941
                                                                                  --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . . $    7,379    103,572
                                                                                  ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of $313 capitalized in 1997 . . . . . . . . . . . . . . . $    1,654      8,879
                                                                                  ========   ========
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   20,764      3,925
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

                                       5

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - ACQUISITION

In July 1997, the Company purchased the interests held by Zapata Exploration Company ("Zapata"), a wholly-owned subsidiary of Zapata Corporation, in two jointly held contract blocks (Block 18 and Block 20) in southern Bolivia. Zapata held a 25% interest in Block 18 and a 27.4% interest in Block 20. The purchase price was approximately $20 million, which included working capital and assumption of certain liabilities. The assignment of interests has been approved by the Bolivian government. The Company's net proved Bolivian reserves, which were estimated to be 253 billion cubic feet equivalent at 1996 year-end, increased more than 30% as a result of the acquisition.

NOTE 3 - LONG-TERM DEBT

In September 1997, the Company negotiated an amendment to its $150 million corporate revolving credit facility ("Credit Facility"). The amendment reduces the rate on cash borrowings under the Credit Facility to (i) the London Interbank Offered Rate ("LIBOR") plus 1.0% or (ii) the prime rate. Fees on outstanding letters of credit are reduced to 1.0%. The amendment also increases the Company's borrowing base and makes certain covenants in the Credit Facility less restrictive. Additionally, the Company is now permitted to utilize unsecured letters of credit outside of the Credit Facility up to $40 million (none outstanding at September 30, 1997). Under the Credit Facility, the Company had letters of credit of $33.9 million, primarily for royalty crude oil purchases from the State of Alaska, and cash borrowings of $11.9 million outstanding at September 30, 1997.

In early October 1997, the Company completed an expansion of the hydrocracker unit at its Alaska refinery. The expansion, together with the addition of a new, high-yield jet fuel catalyst, has an estimated cost of approximately $19 million and is expected to improve the Company's refinery feedstock and product slate beginning in the fourth quarter of 1997. In October 1997, the National
Bank of Alaska ("NBA") and the Alaska Industrial Development and Export Authority ("AIDEA"), under a loan agreement ("Hydrocracker Loan") entered into between the Company and NBA, provided a $16.2 million loan to the Company towards the cost of the hydrocracker expansion. One-half of the loan was funded by NBA and the other half was funded by AIDEA. The Hydrocracker Loan matures on or before April 1, 2005 and requires 28 equal quarterly principal payments beginning April 1998 together with interest at the unsecured 90-day commercial paper rate (5.55% at October 30, 1997) plus (i) 2.6% per annum on 50% of the amount borrowed and (ii) 2.35% per annum on the other 50% borrowed, each to be adjusted quarterly. The Hydrocracker Loan is secured by a second lien on the refinery. Under the terms of the Hydrocracker Loan, the Company is required to maintain specified levels of working capital and tangible net worth.

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

At September 30, 1997, the Company's accruals for environmental expenses amounted to $8.7 million, which included a noncurrent liability of approximately $3.1 million for remediation of Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company currently anticipates that it will make capital improvements of approximately $3 million in 1997 and $8 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

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

NOTE 6 - ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 becomes effective for the Company in the fourth quarter of 1997. At that time, the Company will be required to present "basic" and "diluted" earnings per share and to restate earnings per share data presented in prior periods. Early adoption is not permitted. The Company believes that the adoption of SFAS No. 128 will not materially impact its earnings per share disclosures.

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

ITEM 2.          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

SUMMARY

Net earnings of $8.0 million, or $.30 per share, for the three months ended September 30, 1997 ("1997 Quarter") compare with net earnings of $13.9 million, or $.52 per share, for the three months ended September 30, 1996 ("1996 Quarter"). For the year-to-date period, net earnings of $23.8 million, or $.88 per share, for the nine months ended September 30, 1997 ("1997 Period") compare with net earnings of $31.9 million, or $1.21 per share, for the nine months ended September 30, 1996 ("1996 Period"). Results for the 1996 Quarter and Period included revenues from sales of natural gas at above-market prices under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas") which was terminated effective October 1, 1996. Results of operations in 1997 and future years will no longer include above-market revenues from this contract. Significant items, including the impact of the Tennessee Gas contract, which affect the comparability between results for 1997 and 1996 are highlighted in the table below (in millions except per share amounts):


                                                                   Three Months Ended   Nine Months Ended
                                                                      September 30,       September 30,
                                                                   ------------------   -----------------
                                                                      1997     1996       1997     1996
                                                                      ----     ----       ----     ----

Net Earnings As Reported . . . . . . . . . . . . . . . . . . .   $     8.0     13.9       23.8     31.9
Extraordinary Loss on Debt Extinguishment,
  Net of Income Tax Benefit. . . . . . . . . . . . . . . . . .          -       2.3         -       2.3
                                                                     ------   ------     ------   ------
Earnings Before Extraordinary Item . . . . . . . . . . . . . .         8.0     16.2       23.8     34.2
                                                                     ------   ------     ------   ------
Significant Items Affecting Comparability, Pretax:
  Operating profit from excess of Tennessee Gas contract
    prices over spot market prices . . . . . . . . . . . . . .          -       8.5         -      24.6
  Interest and reimbursement of fees and costs from
   resolution of litigation. . . . . . . . . . . . . . . . . .          -       7.9         -       7.9
  Income from collection of Bolivian receivable. . . . . . . .          -        -         2.2       -
  Income from retroactive severance tax refunds. . . . . . . .          -        -         1.8      5.0
  Costs of shareholder consent solicitation resolved
   in April 1996 . . . . . . . . . . . . . . . . . . . . . . .          -        -          -      (2.3)
  Employee terminations, restructuring costs and other . . . .          -       (.7)        -      (4.5)
                                                                     ------   ------     ------   ------
   Total Significant Items, Pretax . . . . . . . . . . . . . .          -      15.7        4.0     30.7
   Income Tax Effect . . . . . . . . . . . . . . . . . . . . .          -       4.4        1.2      8.3
                                                                     ------   ------     ------   ------
   Total Significant Items, Aftertax . . . . . . . . . . . . .          -      11.3        2.8     22.4
                                                                     ------   ------     ------   ------
  Net Earnings Excluding Significant Items and Extraordinary
   Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     8.0      4.9       21.0     11.8
                                                                     ======   ======     ======   ======

Earnings Per Share:
  As Reported. . . . . . . . . . . . . . . . . . . . . . . . .   $     .30      .52        .88     1.21
  Extraordinary Loss . . . . . . . . . . . . . . . . . . . . .          -      (.09)        -      (.09)
  Significant Items:
    Impact of Tennessee Gas contract prices over
      spot market prices . . . . . . . . . . . . . . . . . . .          -       .23         -       .68
    Other significant items. . . . . . . . . . . . . . . . . .          -       .20        .10      .17
                                                                     ------   ------     ------   ------
  Excluding Significant Items and Extraordinary Loss . . . . .   $     .30      .18        .78      .45
                                                                     ======   ======     ======   ======

As shown above, net earnings of $8.0 million ($.30 per share) in the 1997 Quarter would compare to $4.9 million ($.18 per share) when excluding the significant items in the 1996 Quarter. The resulting increase in net earnings in the 1997 Quarter was mainly attributable to improved profitability from each of the Company's business segments together with lower corporate interest expense. For the year-to-date periods, excluding significant items, net earnings would have been $21.0 million ($.78 per share) for the 1997 Period compared to $11.8 million ($.45 per share) for the 1996 Period. The increase in the 1997 Period was primarily due to higher spot market natural gas prices, better refined product margins and lower corporate interest expense. A discussion and analysis of the factors contributing to the Company's results of operations are presented below. The Company conducts its operations in the following business segments: Refining and Marketing, Exploration and Production, and Marine Services.

REFINING AND MARKETING                                         Three Months Ended   Nine Months Ended
                                                                  September 30,       September 30,
                                                               ------------------   -----------------
(Dollars in millions except per unit amounts)                    1997      1996       1997      1996
                                                                 ----      ----       ----      ----

Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . $    177.5     169.9      486.9     465.7
 Other, primarily crude oil resales and merchandise. . . .       21.3      33.8       48.1      98.1
                                                               ------    ------     ------    ------

  Gross Operating Revenues . . . . . . . . . . . . . . . . $    198.8     203.7      535.0     563.8
                                                               ======    ======     ======    ======

Total Operating Profit:
 Gross margin. . . . . . . . . . . . . . . . . . . . . . . $     34.2      31.7       94.8      85.5
 Operating expenses. . . . . . . . . . . . . . . . . . . .       23.3      22.3       68.7      67.1
 Depreciation and amortization . . . . . . . . . . . . . .        3.4       3.0        9.7       9.0
 Loss on sale of assets and other. . . . . . . . . . . . .         .1        .7         .1        .7
                                                               ------    ------     ------    ------
  Operating Profit . . . . . . . . . . . . . . . . . . . . $      7.4       5.7       16.3       8.7
                                                               ======    ======     ======    ======

Capital Expenditures . . . . . . . . . . . . . . . . . . . $     11.8       3.1       30.6       6.9
                                                               ======    ======     ======    ======

Refinery Throughput:
 Barrels per day . . . . . . . . . . . . . . . . . . . . .     43,192    41,165     48,225    45,760
 % Alaska North Slope crude oil. . . . . . . . . . . . . .        68%       69%        77%       71%

Refined Products Manufactured (average daily barrels)<FN1>:
 Gasoline  . . . . . . . . . . . . . . . . . . . . . . . .     11,351    10,953     12,499    12,717
 Middle distillates. . . . . . . . . . . . . . . . . . . .     17,999    17,690     20,400    19,143
 Heavy oils and residual product . . . . . . . . . . . . .     12,587    11,638     14,140    12,829
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,910     2,214      2,500     2,709
                                                               ------    ------     ------    ------
  Total Refined Products Manufactured. . . . . . . . . . .     43,847    42,495     49,539    47,398
                                                               ======    ======     ======    ======


Refinery Operations - Product Spread ($/barrel)<FN1>:
 Average yield value of products manufactured. . . . . . . $    23.81     25.07      23.83     23.87
 Cost of raw materials . . . . . . . . . . . . . . . . . .      17.92     19.33      18.69     19.03
                                                               ------    ------     ------    ------
  Refinery Product Spread. . . . . . . . . . . . . . . . . $     5.89      5.74       5.14      4.84
                                                               ======    ======     ======    ======

Non-Refinery Margin, included in operating profit
  above ($ millions)<FN1><FN2> . . . . . . . . . . . . . . $     10.8      10.0       27.1      24.9
                                                               ======    ======     ======    ======

Total Segment Product Sales (average daily barrels)<FN3>:
 Gasoline. . . . . . . . . . . . . . . . . . . . . . . . .     18,592    18,073     18,156    18,751
 Middle distillates. . . . . . . . . . . . . . . . . . . .     37,844    32,123     30,138    30,159
 Heavy oils and residual product . . . . . . . . . . . . .     13,748    16,489     17,700    14,594
                                                               ------    ------     ------    ------
  Total Product Sales. . . . . . . . . . . . . . . . . . .     70,184    66,685     65,994    63,504
                                                               ======    ======     ======    ======

Total Segment Product Sales Prices ($/barrel):
 Gasoline. . . . . . . . . . . . . . . . . . . . . . . . . $    35.23     34.52      33.90     32.35
 Middle distillates. . . . . . . . . . . . . . . . . . . . $    27.00     29.33      28.46     28.08
 Heavy oils and residual product . . . . . . . . . . . . . $    18.40     17.03      17.53     16.86

Total Segment Gross Margins on Product
  Sales ($/barrel)<FN4>:
 Average sales price . . . . . . . . . . . . . . . . . . . $    27.49     27.70      27.03     26.76
 Average costs of sales. . . . . . . . . . . . . . . . . .      22.80     23.16      22.52     22.43
                                                               ------    ------     ------    ------
  Gross Margin . . . . . . . . . . . . . . . . . . . . . . $     4.69      4.54       4.51      4.33
                                                               ======    ======     ======    ======

<FN1> Amounts reported in prior periods have been reclassified to conform with current presentation.
<FN2> Non-refinery margin includes margins on products  purchased and resold, margins on products sold in markets outside of Alaska, intrasegment pipeline revenues, retail  margins,  and  adjustments due to selling a volume and mix of products that is different than actual volumes manufactured.
<FN3> Sources  of  total products sales  include products manufactured at the refinery, products drawn from inventory balances and products purchased  from  third parties.  The Company's purchases of refined products for resale averaged approximately 24,700 and 13,600 barrels  per  day  for  the three  months  ended  September  30,  1997  and 1996, respectively, and approximately 15,500 and
      12,100 barrels per day for the nine months ended September 30, 1997 and 1996, respectively.
<FN4> Gross margins on total product  sales  include  margins on sales of purchased products, together with the effect of changes in inventories.

REFINING AND MARKETING

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $7.4 million from the Company's Refining and Marketing segment during the 1997 Quarter represented a 30% improvement from the 1996 Quarter. The continued success of the Company's program to sell a larger portion of its refinery production within the core Alaska market, together with generally favorable industry conditions, contributed to this improvement. The Company's sales of gasoline and asphalt in Alaska increased in the 1997 Quarter as compared to the 1996 Quarter. Jet fuel sales also increased due to growing trans-Pacific air cargo traffic through the international airport in Anchorage.

The Company's refinery product spread averaged $5.89 per barrel in the 1997 Quarter, a $.15 per barrel improvement from the 1996 Quarter. The Company's refined product yield values decreased by 5% to $23.81 per barrel in the 1997 Quarter from $25.07 per barrel in the 1996 Quarter, while the Company's feedstock costs decreased by 7% to $17.92 per barrel in the 1997 Quarter from $19.33 per barrel in the 1996 Quarter. The 1997 Quarter and 1996 Quarter both included scheduled turnarounds, during which the refinery was not fully operational. Margins from non-refinery activities increased to $10.8 million during the 1997 Quarter from $10.0 million in the 1996 Quarter due primarily to higher retail sales and improved margins on refined products sold outside Alaska.

The increase of $7.6 million in revenues from refined products sales during the 1997 Quarter was primarily due to higher sales volumes, which rose 5% to 70,184 barrels per day in the 1997 Quarter from 66,685 barrels per day in the 1996 Quarter. Other revenues declined by $12.5 million due primarily to lower sales volumes of previously purchased crude oil together with lower prices. During the 1997 Quarter, the Company had less crude oil available for resale as refinery throughput averaged 2,027 barrels per day more than in the 1996
Quarter. Costs of sales decreased in the 1997 Quarter due to lower prices for crude oil and refined products. The $1.0 million increase in operating expenses included higher employee costs associated in part with expanded marketing efforts and higher professional fees. The 1996 Quarter included a $.7 million write-down of a West Coast terminal that was subsequently sold.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $16.3 million in the 1997 Period compares to operating profit of $8.7 million in the 1996 Period. The Company's refinery spread of $5.14 per barrel in the 1997 Period improved 6% from the prior year period. The Company's production of jet fuel, a product in short supply in Alaska, was higher in the 1997 Period principally due to the use of an improved catalyst in the hydrocracker unit, a change made during the refinery turnaround in the 1996 Period. Margins from non-refinery activities increased to $27.1 million during the 1997 Period as compared to $24.9 million in the 1996 Period due primarily to higher retail sales and improved margins on refined products sold outside of Alaska.

Revenues from sales of refined products in the Company's Refining and Marketing segment increased by 5% during the 1997 Period due to higher sales volumes and prices. Other revenues declined by $50.0 million during the 1997 Period due primarily to lower sales volumes of crude oil together with lower prices. During the 1997 Period, the Company had less crude oil available for resale as refinery throughput averaged 2,465 barrels per day more than in the 1996 Period and fewer spot purchases of crude oil were made. Costs of sales decreased in the 1997 Period due to lower volumes of crude oil. The $1.6 million increase in operating expenses included higher employee costs and professional fees.

FUTURE IMPACT. The improvement in Refining and Marketing results have been due in part to the Company's marketing program to sell a larger portion of its refinery production within the core Alaska market. In addition, favorable summer and fall weather conditions in Alaska increased the demand for the
Company's in-state sales during the 1997 Period. In early October 1997, the Company completed an expansion of its refinery hydrocracker unit, which increases the unit's capacity by approximately 25% to 12,500 barrels per day and enables the Company to produce more jet fuel. The expansion, together with the addition of a new, high-yield jet fuel catalyst, has an estimated cost of $19 million with a projected payback period of two years and is expected to favorably impact this segment's results beginning in the fourth quarter of 1997. The Company is also expanding its Alaskan retail operations with the construction of new outlets and remodeling of existing outlets. With respect to crude oil supply, beginning in October 1997, a subsidiary of the Company has contracts to purchase all of the approximately 34,000 barrels per day of Cook Inlet production for various periods of more than one year. In the 1997 Period, the Company processed approximately 9,300 barrels per day of Cook Inlet crude, or 19% of the refinery's throughput. The increase in Cook Inlet crude oil as a refinery feedstock will enable the Company to produce higher-valued products. Although the aforementioned initiatives are expected to improve the fundamental earnings potential of this segment, future profitability of this segment will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

EXPLORATION AND PRODUCTION                                    Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              ------------------    -----------------
(Dollars in millions except per unit amounts)                   1997      1996        1997     1996
                                                                ----      ----        ----     ----
U.S.<FN1><FN2>:
 Gross Operating Revenues. . . . . . . . . . . . . . . . . $    15.9      23.0        53.3     73.4
 Other Income (primarily retroactive severance tax
   refunds). . . . . . . . . . . . . . . . . . . . . . . .        -         -          1.9      5.0
 Production Costs  . . . . . . . . . . . . . . . . . . . .       1.5       1.3         5.0      3.8
 Administrative Support and Other Operating Expenses . . .        .6        .2         1.7      2.2
 Depreciation, Depletion and Amortization. . . . . . . . .       7.0       6.2        22.2     18.9
                                                               -----      -----      -----    -----
  Operating Profit - U.S.. . . . . . . . . . . . . . . . .       6.8      15.3        26.3     53.5
                                                               -----      -----      -----    -----

BOLIVIA:
 Gross Operating Revenues. . . . . . . . . . . . . . . . .       3.8       3.4         8.4     10.5
 Other Income (related to collection of a receivable). . .        -         -          2.2       -
 Production Costs. . . . . . . . . . . . . . . . . . . . .        .3        .2          .7       .6
 Administrative Support and Other Operating Expenses . . .        .5        .6         1.3      2.1
 Depreciation, Depletion and Amortization. . . . . . . . .        .5        .4         1.0      1.0
                                                               -----      -----      -----    -----
  Operating Profit - Bolivia . . . . . . . . . . . . . . .       2.5       2.2         7.6      6.8
                                                               -----      -----      -----    -----

TOTAL OPERATING PROFIT - EXPLORATION AND PRODUCTION. . . . $     9.3      17.5        33.9     60.3
                                                               =====      =====      =====    =====

U.S.:
 Average Daily Net Production:
  Natural gas (Mcf). . . . . . . . . . . . . . . . . . . .    79,683    80,612      86,317   88,723
  Oil (barrels). . . . . . . . . . . . . . . . . . . . . .        93        39         119       15
 Average Prices:
  Natural gas ($/Mcf) -
   Spot market<FN3>. . . . . . . . . . . . . . . . . . . . $    2.01      1.71        2.08     1.77
   Average<FN2>. . . . . . . . . . . . . . . . . . . . . . $    2.01      2.92        2.08     2.85
  Oil ($/barrel) . . . . . . . . . . . . . . . . . . . . . $   18.23     20.93       19.44    20.59
 Average Operating Expenses ($/Mcfe) -
  Lease operating expenses . . . . . . . . . . . . . . . . $     .21       .14         .18      .12
  Severance taxes. . . . . . . . . . . . . . . . . . . . .        -        .04         .03      .04
                                                               -----      -----      -----    -----
   Total Production Costs. . . . . . . . . . . . . . . . .       .21       .18         .21      .16
  Administrative support . . . . . . . . . . . . . . . . .       .09       .01         .07      .08
                                                               -----      -----      -----    -----
   Total Operating Expenses. . . . . . . . . . . . . . . . $     .30       .19         .28      .24
                                                               =====      =====      =====    =====
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . $     .93       .82         .92      .77
                                                               =====      =====      =====    =====
 Capital Expenditures. . . . . . . . . . . . . . . . . . . $    16.3      11.7        32.5     27.1
                                                               =====      =====      =====    =====

BOLIVIA:
 Average Daily Net Production:
  Natural gas (Mcf). . . . . . . . . . . . . . . . . . . .    26,856    20,945      18,452   21,355
  Condensate (barrels) . . . . . . . . . . . . . . . . . .       760       605         529      611
 Average Prices:
  Natural gas ($/Mcf). . . . . . . . . . . . . . . . . . . $    1.13      1.31        1.20     1.33
  Condensate ($/barrel). . . . . . . . . . . . . . . . . . $   15.00     16.92       16.23    16.50
 Average Operating Expenses ($/Mcfe) -
  Production costs . . . . . . . . . . . . . . . . . . . . $     .10       .11         .11      .10
  Value-added taxes. . . . . . . . . . . . . . . . . . . .        -        .08          -       .07
  Administrative support . . . . . . . . . . . . . . . . .       .20       .24         .25      .24
                                                               -----      -----      -----    -----
   Total Operating Expenses. . . . . . . . . . . . . . . . $     .30       .43         .36      .41
                                                               =====      =====      =====    =====
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . $     .19       .17         .18      .15
                                                               =====      =====      =====    =====
 Capital Expenditures. . . . . . . . . . . . . . . . . . . $    20.0        .8        26.0      5.7
                                                               =====      =====      =====    =====

<FN1> Represents the Company's U.S. oil and gas operations combined with gas transportation activities.
<FN2> Results for 1996 included revenues  from  above-market  pricing  provisions  of  a  contract  with
      Tennessee  Gas which was terminated effective October 1, 1996.  Operating profit for the three and nine months ended September 30, 1996  included  $8.5  million and $24.6 million, respectively, for the excess of these contract prices over spot market prices.  Net natural gas production sold under the contract averaged approximately 14 Mmcf per day for both  the  three months and nine months ended September 30, 1996.
<FN3> Includes effects of the Company's natural gas  commodity price agreements which amounted to a loss of $.19 per Mcf for the three months ended September 30, 1996, and losses of $.06 per Mcf and $.15 per Mcf for the nine months ended September 30, 1997 and 1996, respectively.
<FN4> Mcf is defined as one thousand cubic feet; Mcfe is defined as net equivalent  one  thousand  cubic feet.

EXPLORATION AND PRODUCTION - U. S.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $6.8 million from the Company's U.S. operations in the 1997 Quarter compares to operating profit of $15.3 million in the 1996 Quarter. The 1996 Quarter included revenues from the sale of natural gas at above-market prices under a contract with Tennessee Gas. The excess of these contract prices over spot market prices contributed approximately $8.5 million to operating profit in the 1996 Quarter. When excluding the incremental value of the Tennessee Gas contract from the 1996 Quarter, operating profit from the Company's U.S. operations for the 1997 Quarter would be relatively unchanged as total production volumes remained flat during both quarters and increases in spot market natural gas prices were offset by increased depreciation and depletion and operating expenses.

Prices realized by the Company on spot market natural gas production increased to $2.01 per Mcf in the 1997 Quarter from $1.71 per Mcf in the 1996 Quarter. On a weighted-average basis, the Company's natural gas sales price was $2.92 per Mcf in the 1996 Quarter due to sales under the Tennessee Gas contract. The Company's production averaged 80.2 million cubic feet equivalents ("Mmcfe") per day in the 1997 Quarter compared to 80.8 Mmcfe per day in the 1996 Quarter. This decrease in the Company's production consisted of a 14.0 million cubic feet ("Mmcf") per day decline from the Bob West Field partially offset by a 13.4 Mmcfe per day production increase from other U.S. fields. The Company's production outside of the Bob West Field rose to 23% of total production during the 1997 Quarter, as compared to 6% in the 1996 Quarter. In September 1997, production began from the Company's interest in the Vinegarone East Field in Val Verde Basin of Southwest Texas at an initial flow rate of approximately 12 Mmcf per day gross (8.6 Mmcf per day net). Drilling is underway on two development wells in this field. In addition, the Cuellar 1 well, which was discovered during the 1997 Quarter in the Wilcox Trend of South Texas, began production in October 1997 at 8.0 Mmcf per day gross (6.0 Mmcf per day net). The Company's net U.S. production reached 90 Mmcf per day in late October 1997.

Gross operating revenues from the Company's U.S. operations, after excluding amounts related to Tennessee Gas, increased due to the higher spot market prices. Production costs increased by $.2 million in the 1997 Quarter due primarily to higher per-unit lease operating expenses from the Company's newer fields. Depreciation and depletion increased by $.8 million, or 13%, due to a higher depletion rate.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During the 1996 Quarter, the Company used such agreements to set the price of 38% of the natural gas production that it sold in the spot market and recognized a loss of $1.2 million ($.19 per Mcf) related to these price agreements. The Company did not have any such transactions during the 1997 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $26.3 million from the Company's U.S. operations in the 1997 Period compares to $53.5 million in the 1996 Period. Comparability between these periods was impacted by certain significant items. The 1996 Period included operating profit of $24.6 million from the excess of Tennessee Gas contract prices over spot market prices. Results of operations in 1997 and future years will no longer include above-market revenues from this contract which was terminated effective October 1, 1996. Operating profit also included retroactive severance tax refunds of $1.8 million and $5.0 million in the 1997 and 1996 Periods, respectively. Excluding the incremental value of the Tennessee Gas contract and retroactive severance tax refunds, operating profit from the Company's U.S. operations would have been $24.5 million in the 1997 Period compared to $23.9 million in the 1996 Period. The resulting increase of $.6 million was primarily attributable to higher spot market prices for sales of natural gas partially offset by higher depreciation and depletion.

Prices realized by the Company on its spot natural gas production increased 18% to $2.08 per Mcf in the 1997 Period from $1.77 per Mcf in the 1996 Period. The increase in average spot market prices was attributable in part to unusually high prices received during January and February when there was unusually cold weather combined with below-normal natural gas storage levels. On a weighted-average basis, the Company's natural gas sales price was $2.85 per Mcf in the 1996 Period due to sales under the Tennessee Gas contract. The Company's production averaged 87.0 Mmcfe per day in the 1997 Period, a decrease of 1.8 Mmcfe per day from the 1996 Period. This decrease in the Company's production consisted of a 13.9 Mmcf per day decline from the Bob West Field partially offset by a 12.1 Mmcfe per day increase from other U.S. fields. Production from the Bob West Field, which accounted for 95% of the Company's total U.S. production in the 1996 Period, was reduced to 81% in the 1997 Period.

Gross operating revenues from the Company's U.S. operations, after excluding amounts related to Tennessee Gas, increased due to the higher spot market prices. Production costs increased by $1.2 million during the 1997 Period due to higher per-unit lease operating expenses from the Company's newer fields. Administrative support and other operating expenses decreased by $.5 million. Depreciation and depletion increased by $3.3 million, or 17%, due to a higher depletion rate.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. In addition, from time to time the Company has entered into price agreements with collars, under which no payments will be made by either party unless the price falls below a designated floor price or above a designated ceiling price, at which time the Company receives or pays the difference, respectively. During the 1997 and 1996 Periods, the Company used such agreements to set the price of 11% and 37%, respectively, of the natural gas production that it sold in the spot market. During the 1997 and 1996 Periods, the Company realized losses of $1.6 million ($.06 per Mcf) and $2.9 million ($.15 per Mcf), respectively, from these price agreements. At September 30, 1997, the Company has no remaining price agreements outstanding for the year.

EXPLORATION AND PRODUCTION - BOLIVIA

HYDROCARBONS LAW. In 1996, a new Hydrocarbons Law was passed by the Bolivian government that significantly impacts the Company's operations in Bolivia. The new law, among other matters, granted the Company the option to convert its Contracts of Operation to new Shared Risk Contracts. On November 6, 1997, the Company completed the conversion of its Contracts of Operation for Block 18 and Block 20 into four Shared Risk Contracts. The new contracts have an effective date of July 29, 1996 and extend the Company's term of operation, provide more favorable acreage relinquishment terms and provide for a more favorable fiscal regime of royalties and taxes. The new contract for Block 18 is extended to the year 2017. The new contracts for Block 20 are extended to the year 2029 for Block 20-West and Block 20-East, which are in the exploration phase, and to the year 2018 for Block 20-Los Suris that is in the development phase.

FARMOUT. A farmout agreement executed June 19, 1997, between the Company and Total Exploration Production Bolivie, S.A. ("Total"), an affiliate of Total S.A., became effective on a portion of Block 20-West on November 6, 1997. Pursuant to the farmout agreement, Total established a financial guarantee to the Bolivian government to guarantee the performance of exploration work on Block 20-West. Under the farmout agreement, Total has the right to drill, at its sole cost, two exploratory wells to earn a 75 percent interest in the farmout area which consists of 315,000 acres of Block 20-West. The assignment of interest by the Company to Total, which is subject to reversion if Total does not earn the interest, has been approved by the Bolivian government and is expected to become effective in the fourth quarter of 1997. It is anticipated that Total will spud the first well by mid-1998.

YPFB AND YPF CONTRACT. The Company's Bolivian natural gas production has been sold to Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), which in turn sells the natural gas to Yacimientos Petroliferos Fiscales, SA ("YPF"), a publicly-held company based in Argentina. Currently, the Company's sales of natural gas production is based on the volume and pricing terms in the contract between YPFB and YPF. The contract to sell gas to YPF expired March 31, 1997 and a contract extension was signed effective April 1, 1997 extending the contract term two years to March 31, 1999 with an option to extend the contract a maximum of one additional year if the pipeline being constructed from Bolivia to Brazil is not complete. In the contract extension, YPF negotiated an 11% reduction in the minimum contract volume it is required to import from Bolivia, which in turn resulted in a corresponding 11% reduction of Tesoro's minimum contract volume.

ACCESS TO NEW MARKETS. A lack of market access has constrained natural gas production in Bolivia. Preliminary work on a new 1,900-mile pipeline that will link Bolivia's gas reserves with markets in Brazil has begun and the pipeline is expected to be operational in early 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $2.5 million from the Company's Bolivian operations in the 1997 Quarter compares to operating profit of $2.2 million in the 1996 Quarter. With the Company's purchase of Zapata's interests in Block 18 and Block 20 in July 1997, the Company now holds a 100% interest in both blocks, subject to the farmout agreement with Total (see Note 2 of Notes to Condensed Consolidated Financial Statements). Beginning in the 1997 Quarter, the Company's net share of production from Block 18 increased by approximately 33% as a result of this purchase. Block 20 is currently shut-in waiting on the construction of the pipeline to Brazil, which is expected to be operational in early 1999. Natural gas prices for Bolivian production fell to $1.13 per Mcf in the 1997 Quarter, a 14% drop from the 1996 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996. Operating profit of $7.6 million from the Company's Bolivian operations in the 1997 Period compares to operating profit of $6.8 million in the 1996 Period. The 1997 Period included income of $2.2 million related to the collection of a receivable for prior years production. Excluding this income, operating profit would have decreased by $1.4 million as production of natural gas and condensate fell by 14%. As discussed above, the Company's production rose during the 1997 Quarter due to the purchase of the Zapata interests in July 1997 which will also benefit future periods. However, earlier in the year, the Company's Bolivian natural gas production was lower due to a reduction in minimum takes under the new contract between YPFB and YPF and also due to constraints arising from repairs to a non-Company-owned pipeline that transports gas from Bolivia to Argentina. A replacement pipeline is now operational, which has restored full capacity. During the 1996 Period, production was higher due to requests from YPFB for additional production from the Company to meet export specifications. Natural gas prices declined to $1.20 per Mcf in the 1997 Period compared to $1.33 per Mcf in the 1996 Period. Administrative support and other operating expenses decreased by $.8 million in the 1997 Period due primarily to the reduced production levels.

MARINE SERVICES                       Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
 (Dollars in millions)                   1997     1996       1997      1996
                                         ----     ----       ----      ----

Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . $   25.2     26.0       77.6      70.4
 Lubricants and other. . . . . . . .      4.2      4.1       12.3      10.9
 Services. . . . . . . . . . . . . .      3.1      2.6        8.4       6.2
                                         ----     ----       ----      ----
  Gross Operating Revenues . . . . .     32.5     32.7       98.3      87.5
Costs of Sales . . . . . . . . . . .     22.9     24.5       72.6      66.7
                                         ----     ----       ----      ----
  Gross Profit . . . . . . . . . . .      9.6      8.2       25.7      20.8
Operating Expenses and Other . . . .      6.5      5.8       20.4      15.4
Depreciation and Amortization. . . .       .4       .4        1.2        .9
                                         ----     ----       ----      ----
  Operating Profit . . . . . . . . . $    2.7      2.0        4.1       4.5
                                         ====     ====       ====      ====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . .     39.1     37.8      116.2     107.4
 Lubricants. . . . . . . . . . . . .       .7       .7        2.0       1.9

Capital Expenditures . . . . . . . . $    2.0      1.2        5.3       6.2


For the 1997 Quarter, gross operating revenues declined by $.2 million due primarily to lower fuel sales prices partly offset by increased fuel volumes. The $1.6 million decrease in cost of sales correlates to these lower fuel market prices. The 19% increase in service revenues was associated with the increased rig activity in the Gulf of Mexico and the Company's focus to serve these customers. The improvement of $1.4 million in gross profit was partly offset by higher operating expenses associated with the increased sales volumes and service revenues.

For the 1997 Period, gross operating revenues increased by $10.8 million, with an 11% increase in fuels and lubricants revenues and a 35% increase in service revenues. These increases were mainly due to added locations and associated volumes stemming from an acquisition consummated in February 1996 together with internal growth initiatives. Costs of sales during the 1997 Period increased due to the higher volumes and also included a $.7 million charge associated with inventory valuations as market prices declined from year-end levels. The improvement of $4.9 million in gross profit during the 1997 Period was offset by higher operating and other expenses associated with the increased activity and upgrades to facilities and services.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased by $.3 million and $.6 million during the 1997 Quarter and Period, respectively. These increases were primarily due to higher employee costs partially offset by reduced professional fees and insurance costs.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased by $2.6 million and $7.5 million during the 1997 Quarter and Period, respectively. These decreases were primarily due to the Company's redemption of $74.1 million of public debt in November 1996 which has resulted in interest expense savings of approximately 60% in the 1997 Quarter and Period.

Interest income decreased by $6.9 million and $6.2 million during the 1997 Quarter and Period, respectively. The 1996 Quarter and Period included interest of approximately $7 million received from Tennessee Gas in conjunction with the collection of a receivable which resulted from underpayment for natural gas sold in prior periods. The 1997 Period included interest income of approximately $.4 million related to the collection of a Bolivia receivable.

OTHER EXPENSE, NET

For the 1997 Period, other expense decreased by $5.3 million primarily due to charges incurred in the prior year period for shareholder consent solicitation costs of $2.3 million, which was resolved in April 1996, together with a write-off of deferred financing costs and employee termination costs with no material comparable costs recorded in the current period.

INCOME TAX PROVISION

Income taxes decreased by $2.2 million and $2.8 million during the 1997 Quarter and Period, respectively. These decreases were primarily due to lower earnings.

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

Likewise, changes in natural gas, condensate and oil prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's Exploration and Production operations. The Company may increase or decrease its production in response to market conditions. The carrying value of oil and natural gas assets may be subject to noncash writedowns based on changes in natural gas prices and other determining factors.

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

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash and cash equivalents, internal cash generation and external financing. During the first nine months of 1997, the Company made capital expenditures exceeding $95 million, which were funded through a combination of cash flows from operations of $71 million, external financing of $16 million and available cash balances. Subsequently, in October 1997, the Company obtained a $16.2 million term loan to finance the expansion of the refinery hydrocracker unit (see Note 3 of Notes to Condensed Consolidated Financial Statements). At September 30, 1997, the Company's debt-to-capitalization ratio was 22% which enhances the Company's ability to access capital markets.

The Company is focused on its strategic plans to make operational improvements and continues to assess its asset base in order to maximize returns and develop full value through strategic diversification and acquisitions in all of its operating segments. This ongoing assessment includes, in the Exploration and Production segment, evaluating ways in which the Company could diversify its oil and gas reserve base and offset the impact of declining production through domestic development, exploration and acquisition outside of the Bob West Field. In the Refining and Marketing segment, the Company has been engaged in studies to improve profitability and has also evaluated possible joint ventures, strategic alliances or business combinations; such evaluations have not resulted in any significant transaction but operating strategies have been implemented to optimize the product and feedstock slates, improve efficiencies and reliability, and expand marketing to increase placement of products in Alaska. In the Marine Services segment, the Company continues to pursue opportunities for expansion as well as optimizing existing operations.

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the supply of and demand for crude oil, natural gas and refined petroleum products, market uncertainty and a variety of additional risks that are beyond the control of the Company. These risks include, among others, the level of consumer product demand, weather conditions, the proximity of the Company's natural gas reserves to pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. The Company's future capital expenditures as well as borrowings under its credit arrangements and other sources of capital will be affected by these conditions.

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

CREDIT ARRANGEMENTS

The Company has financing and credit arrangements with a consortium of nine banks under a corporate revolving credit agreement ("Credit Facility") which provides total commitments of $150 million. The Credit Facility, which extends through April 2000, provides for cash borrowings up to $100 million and issuance of letters of credit, subject to a borrowing base (which was approximately $147 million at September 30, 1997). The Company, at its option, has currently activated total commitments of $100 million. Outstanding obligations under the Credit Facility are secured by liens on substantially all of the Company's trade accounts receivable and product inventory and by mortgages on the Company's refinery and South Texas natural gas reserves. Under the terms of the Credit Facility, the Company is required to maintain specified levels of consolidated working capital, tangible net worth, cash flow and interest coverage. Among other matters, the Credit Facility contains covenants which limit the incurrence of additional indebtedness and restricted payments. An amendment to the Credit Facility, which was negotiated in September 1997, reduces interest rates and certain fees, increases the Company's borrowing base and makes certain covenants less restrictive. Additionally, the Company is now permitted to utilize unsecured letters of credit outside of the Credit Facility up to $40 million (none outstanding at September 30, 1997). Under the Credit Facility, the Company had letters of credit of $33.9 million, primarily for royalty crude oil purchases from the State of Alaska, and cash borrowings of $11.9 million outstanding at September 30, 1997.

The terms of the Credit Facility allow for open market stock repurchases and the payment of cash dividends subject to a cumulative amount available for restricted payments (defined as the difference of (i) the sum since December 31, 1995, of (a) $5 million and (b) 50% of consolidated net earnings of the Company in any calendar year and (ii) any restricted payments made since June 1996). At September 30, 1997, the cumulative amount available for restricted payments was approximately $54 million. Annually, however, the aggregate of open market stock repurchases and cash dividends cannot exceed a maximum of $5 million. In addition, the Credit Facility permits the Company to repurchase a limited amount of Common Stock up to $10 million annually, specifically for oddlot buyback programs and employee benefit or compensation plans. While the Board of Directors has no present plans to pay dividends, from time to time the Board of Directors reevaluates the feasibility of declaring future dividends.

In addition to the Credit Facility, a subsidiary of the Company has a three-year line of credit with a bank which provides up to $10 million for the purchase of real estate and equipment for the Company's Marine Services segment at the bank's prime rate. The loan facility is not guaranteed by the Company and is secured only by such real estate and equipment that are financed. Beginning in March 1998, credit availability is reduced quarterly by 6.667%. At September 30, 1997, $ 4.8 million was outstanding under the loan facility.

In early October 1997, the Company completed an expansion of the hydrocracker unit at its Alaska refinery. The expansion, together with the addition of a new, high-yield jet fuel catalyst, has an estimated cost of approximately $19 million and is expected to improve the Company's refinery feedstock and product slate beginning in the fourth quarter of 1997. In October 1997, the National Bank of Alaska ("NBA") and the Alaska Industrial Development and Export Authority ("AIDEA"), under a loan agreement ("Hydrocracker Loan") entered into between the Company and NBA, provided a $16.2 million loan to the Company towards the cost of the hydrocracker expansion. The Hydrocracker Loan matures on or before April 1, 2005 and is secured by a second lien on the refinery. Under the terms of the Hydrocracker Loan, the Company is required to maintain specified levels of working capital and tangible net worth. See Note 3 of Notes to Condensed Consolidated Financial Statements.

CAPITAL SPENDING

During the first nine months of 1997, the Company's capital expenditures totaled $95 million which were financed with available cash reserves, internally-generated cash flows from operations and external financing. In addition, the Company has obtained outside financing, as discussed above, for expansion of the refinery hydrocracker unit. Although capital expenditures for the remainder of the year had been projected to reach $65 million, actual capital spending will be less due to a number of factors, including the extent to which properties are acquired and the timing of capital projects. Capital expenditures for the remainder of the year are expected to be funded by cash flows from operations and external borrowings under the Company's credit arrangements.

The Exploration and Production segment accounts for $101 million of the projected capital expenditures, with $71 million planned for U.S. activities and $30 million in Bolivia. Planned U.S. expenditures include $22 million for property acquisitions; $17 million for development drilling (participation in 16 wells), field facilities and workovers; $13 million for leasehold, geological and geophysical; and $19 million for exploratory drilling (participation in 14 wells). For the first nine months of 1997, actual U.S. expenditures were $32 million, principally for participation in the drilling of five development wells (all completed) and nine exploratory wells (seven completed). In Bolivia, projected capital expenditures of $30 million for the year included an increase for the purchase of additional contract interests in July 1997 (see Note 2 of Notes to Condensed Consolidated Financial Statements). The projection in
Bolivia includes $3 million for one exploratory well and $2 million for workovers and field facilities, with the remainder planned for three-dimensional seismic. Capital spending for the first nine months of 1997 totaled $26 million in Bolivia, primarily for the purchase of additional contract interests, exploratory drilling, seismic activity and workovers. Although the Company continues to pursue exploratory, development and acquisition opportunities, as discussed above, actual capital expenditures for the remainder of the year may vary from projections.

Capital spending for the Refining and Marketing segment is projected to be $50 million for the year, including costs for the refinery hydrocracker expansion and a multi-year capital program to improve marketing operations. During the first nine months of 1997, the Refining and Marketing segment had spent approximately $31 million towards capital projects.

In the Marine Services segment, capital spending for 1997 is currently projected at $8 million, a $21 million reduction from the original budget. This projection, of which $5 million was spent during the first nine months of 1997, is now primarily directed towards expansion and improvement of operations along the Gulf of Mexico rather than acquisitions.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              1997      1996
                                                              ----      ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . .  $         71.1     148.4
  Investing Activities . . . . . . . . . . . . . .           (98.2)    (57.0)
  Financing Activities . . . . . . . . . . . . . .            11.7      (1.8)
                                                             ------    ------
Increase (Decrease) in Cash and Cash Equivalents .  $        (15.4)     89.6
                                                             ======    ======

Operating cash flows of $71 million during the 1997 Period included a $46 million decrease in receivables due in part to collections related to high product and crude oil sales volumes at 1996 year-end and to a Bolivian receivable representing production sold in prior years, partially offset by income tax and other payments. The 1996 Period operating cash flows of $148 million included a $67.5 million receipt from Tennessee Gas and reduced working capital requirements. Net cash used in investing activities of $98 million during the 1997 Period included capital expenditures of $58 million for the Company's Exploration and Production activities, $31 million for Refining and Marketing operations and $5 million for Marine Services. Net cash from financing activities during the 1997 Period included borrowings of $16 million under revolving credit facilities partially offset by payments of other long-term debt and purchases of treasury stock. At September 30, 1997, the Company's net working capital totaled $76 million, which included cash and cash equivalents of $7 million.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At September 30, 1997, the Company's accruals for environmental expenses amounted to $8.7 million, which included a noncurrent liability of $3.1 million for remediation of KPL's properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition, to comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $3 million in 1997 and $8 million in 1998. The Company also expects to spend approximately $6 million by the year 2002 for secondary containment systems for existing storage tanks in Alaska.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, on June 21, 1997, the Company received a letter from the Office of the Attorney General of the State of Alaska ("State") alleging that Kenai Pipe Line Company ("KPL"), a wholly-owned subsidiary of the Company, failed to follow the terms of its Oil Discharge Prevention and Contingency Plan ("Contingency Plan"), which allegation arose out of the State's investigation of a December 5, 1995 spill into the Cook Inlet from KPL's facility. The Company has settled all claims with the State by agreeing to (i) pay $70,000 to the State as a civil penalty and to reimburse the State for its costs; (ii) contribute $10,000 to the Cook Inlet Regional Citizens Advisory Council to conduct additional operational oversight of KPL's Contingency Plan; and (iii) complete a pollution prevention project at KPL's facility with an estimated cost of $50,000 by December 31, 1998.

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


                                TESORO PETROLEUM CORPORATION
                                        REGISTRANT




Date:   November 14, 1997       /s/               BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:   November 14, 1997       /s/               DON E. BEERE
                                                  Don E. Beere
                                           Vice President, Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER

  4.1 First Amendment to Amended and Restated Credit Agreement ("Credit Facility") among the Company and Banque Paribas, individually, as an Issuing Bank and as Administrative Agent ("Banque Paribas"), The Bank of Nova Scotia, individually and as Documentation Agent ("Bank of Nova Scotia"), and other financial institution parties thereto, effective as of March 21, 1997.

  4.2 Second Amendment to Credit Facility among the Company, Banque Paribas, Bank of Nova Scotia and other financial institution parties thereto, effective as of March 31, 1997.

  4.3 Third Amendment to Credit Facility among the Company, Banque Paribas, Bank of Nova Scotia and other financial institution parties thereto, effective as of September 15, 1997.

  27   Financial Data Schedule.