Form 10-K/A
period 1997-12-31
TESORO PETROLEUM CORP /NEW/
filed 1998-04-30
CIK 50104

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             ---------------------

     At April 22, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $494,623,456 based upon the closing price of its Common Stock on the New York Stock Exchange Composite tape. At April 22, 1998, there were 26,668,910 shares of the registrant's Common Stock outstanding.
================================================================================

GENERAL

     Tesoro Petroleum Corporation and subsidiaries ("Tesoro", the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by deleting its responses to Items 10 through 13 contained in its original filing and replacing such sections with the following:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item relating to executive officers of the Company is included under Item 1, Business, of this Form 10-K.

     On December 26, 1995, the Stockholders' Committee for New Management of Tesoro Petroleum Corporation (the "Committee"), comprised at that time of five holders of the Company's Common Stock, announced its intention to engage in a solicitation of written consents for the primary purpose of removing the then current members of the Board and replacing them with a new board. On April 4, 1996, a settlement agreement was reached between the Committee and certain related parties (the "Solicitation Parties"), the Company and Ardsley Advisory Partners ("Ardsley"), the Company's then largest stockholder. Pursuant to the settlement agreement, the Solicitation Parties severally agreed, among other things, that for a period beginning as of April 4, 1996, and ending on the earlier of the day after the Company's 1999 annual meeting or June 30, 1999 (the "Standstill Period"), he or it shall not in any way, directly or indirectly, without the approval of the Board, make, encourage, participate or assist in (a) any attempt to take control of the Company, (b) any consent solicitation to remove any member of the Company's Board of Directors, (c) any solicitation of proxies to vote or become a participant in any election contest to remove any member of the Company's Board of Directors, (d) the nomination or election of any alternate director or slate of directors proposed from the floor at any meeting of the Company's stockholders, or (e) any offers or indications of interest with respect to the acquisition or disposition of the Company or any of its business units. In accordance with the settlement agreement, the Board was expanded with the addition on April 12, 1996, of Alan J. Kaufman, M.D., a Committee member, and Sanford B. Prater, a Partner of Ardsley, and William J. Johnson who was selected by the Governance Committee of the Board of Directors on June 6, 1996. On October 23, 1996, Mr. Prater resigned from the Board pursuant to a provision in the settlement agreement which provided that, if Ardsley's holdings of Tesoro Common Stock declined by more than 50 percent, Mr. Prater was obligated to tender his resignation from the Board. The settlement agreement further provides that Dr. Kaufman and Mr. Johnson shall continue subject to the terms of the settlement agreement to be nominated for election as part of the Board's recommended slate throughout the Standstill Period. In the case of Dr. Kaufman, the settlement agreement provides that, in the event any of the Solicitation Parties breaches the terms of the standstill, confidentiality and non-disparagement provisions of the settlement agreement or in the event Dr. Kaufman reduces his holdings of Company Common Stock below 400,000 shares or votes for any nominee for director other than those supported by a majority of the Board, Dr. Kaufman shall immediately tender his resignation and, at the option of the Company, be removed from the Board.

     The Company's Board of Directors (sometimes referred to herein as the "Board") consists of seven members, each to hold office until the 1998 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

     Certain information as to each of the Company's directors is set forth in the table below and in the following paragraphs. Certain of the information appearing in the table and the notes thereto has been furnished to the Company by the respective directors.

                                         SERVED AS
                                        DIRECTOR OF
                           AGE AT       THE COMPANY
                          APRIL 22,   OR PREDECESSOR         OTHER POSITIONS AND OFFICES
NAME                        1998      COMPANIES FROM               WITH THE COMPANY
----                      ---------   ---------------        ---------------------------
Steven H. Grapstein.....     40            1992                  Vice Chairman of the
                                                             Board of Directors(a)(b)(c)
William J. Johnson......     63            1996                         (b)(d)
Alan J. Kaufman.........     60            1996                         (b)(d)
Raymond K. Mason, Sr. ..     71            1983                         (a)(d)
Bruce A. Smith..........     54            1995          Chairman of the Board of Directors,
                                                            President and Chief Executive
                                                                      Officer(a)
Patrick J. Ward.........     67            1996                         (c)(d)
Murray L. Weidenbaum....     71            1992                         (a)(c)

---------------

(a)  Member of the Executive Committee (Mr. Smith, Chairman).

(b)  Member of the Audit Committee (Mr. Grapstein, Chairman).

(c)  Member of the Governance Committee (Dr. Weidenbaum, Chairman).

(d)  Member of the Compensation Committee (Mr. Mason, Chairman).

     Steven H. Grapstein has been Chief Executive Officer of Kuo Investment Company and subsidiaries ("Kuo"), an international investment group, since January 1997. From September 1985 to January 1997, Mr. Grapstein was a Vice President of Kuo. He is also a director of several of the Kuo companies. Mr. Grapstein has been a Vice President of Oakville N.V. ("Oakville") since 1989. Mr. Grapstein is also a director of Baldwin Plc., which is an entertainment and leisure-related entity.

     William J. Johnson has been a petroleum consultant and investor since 1994. From 1990 through 1994, Mr. Johnson served as President, Chief Operating Officer and a director of Apache Corporation, a large independent oil and gas company. Mr. Johnson is on the Board of Directors of Camco International, Inc., an oil field equipment and services company; Snyder Oil Corporation, an exploration and production company; and J. Ray McDermott, S.A., an engineering and construction company.

     Alan J. Kaufman, M.D., is an investor in a number of companies and a retired neurosurgeon. Since 1987, he has been a director of Newpark Resources, Inc., a company engaged primarily in providing oil field services.

     Raymond K. Mason, Sr., has been Chairman of the Board of Directors of American Banks of Florida, Inc., since 1978.

     Bruce A. Smith has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since June 1996. He has been a director of the Company since July 1995. Mr. Smith was President and Chief Executive Officer of the Company from September 1995 to June 1996; Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from July 1995 to September 1995; Executive Vice President responsible for Exploration and Production and Chief Financial Officer of the Company from September 1993 to July 1995; and Vice President and Chief Financial Officer of the Company from September 1992 to September 1993.

     Patrick J. Ward has 47 years of experience in international energy operations with Caltex Petroleum Corporation, a 50/50 joint venture of Chevron Corp. and Texaco, Inc., engaged in the business of refining and marketing. Prior to his retirement in August 1995, he was Chairman, President and Chief Executive Officer of

Caltex, positions he had held since 1990. Mr. Ward served on the Board of Directors of Caltex from 1989 to 1995.

     Murray L. Weidenbaum, an economist and educator, has been the Mallinckrodt Distinguished University Professor and Chairman of the Center for the Study of American Business at Washington University in St. Louis, Missouri, since 1975. Dr. Weidenbaum is a director of May Department Stores Company.

     No director of the Company has a family relationship with any other director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors, executive officers and holders of more than 10 percent of the Company's voting stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock or other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its directors, executive officers and holders of more than 10 percent of the Company's voting stock complied with all Section 16(a) filing requirements with the following exceptions: Mr. Smith failed to timely report a grant of phantom stock options made to him on October 29, 1997. Mr. Grapstein failed to file two Form 4s for an aggregate of 21 transactions in October and December 1997 with respect to 245,600 shares of the Company's Common Stock sold by Oakville, of which Mr. Grapstein is a Vice President. Mr. Oliver failed to report on Form 3 shares of Common Stock held in the name of his spouse. Mr. Oliver disclaims beneficial ownership of such shares. Mr. Oliver has subsequently amended his Form 3 to report such shares. In connection with stock options granted on October 29, 1997 under the Amended and Restated Executive Long-Term Incentive Plan ("1993 Plan"), Messrs. Van Kleef, Reed, Wormington, Oliver, Nyberg, Beere and Wright each failed to timely report single transactions on Form 5s for the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table contains information concerning the annual and long-term compensation for services in all capacities to the Company for fiscal years ended December 31, 1997, 1996 and 1995, of those persons who were on December 31, 1997, (i) the Chief Executive Officer and (ii) the other four most highly compensated officers of the Company (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                             ANNUAL COMPENSATION             COMPENSATION AWARDS
                                       --------------------------------   -------------------------
                                                           OTHER ANNUAL   RESTRICTED       STOCK       ALL OTHER
           NAME AND                    SALARY     BONUS    COMPENSATION      STOCK        OPTIONS     COMPENSATION
      PRINCIPAL POSITION        YEAR     ($)       ($)        ($)(A)      AWARD(S)($)   (SHARES)(B)      ($)(D)
      ------------------        ----   -------   -------   ------------   -----------   -----------   ------------
Bruce A. Smith................  1997   578,269   715,000        --             --         175,000      1,142,017
  Chairman of the Board of      1996   510,096   680,960        --            (c)         170,000        790,751
  Directors, President and      1995   347,692   350,000        --             --         100,000        320,612
  Chief Executive Officer

William T. Van Kleef..........  1997   290,231   320,000        --             --          60,000        369,341
  Executive Vice President,     1996   236,269   248,900        --            (c)         100,000        216,207
  Operations                    1995   169,635   129,000        --             --          20,000         60,962

James C. Reed, Jr.............  1997   278,269   295,000        --             --          45,000        914,363
  Executive Vice President,     1996   243,673   232,750        --            (c)          50,000      1,004,676
  General Counsel and
     Secretary                  1995   192,539   161,000        --             --          20,000        568,312

Stephen L. Wormington (e).....  1997   268,269   280,000        --             --          45,000             --
  President, Tesoro Alaska      1996        --        --        --             --             (c)             --
  Petroleum Company             1995        --        --        --             --              --             --

Robert W. Oliver (e)..........  1997   208,269   210,000        --             --          25,000             --
  President, Tesoro             1996        --        --        --             --             (c)             --
  Exploration and               1995        --        --        --             --              --             --
  Production Company

---------------

(a) No payments were made to the named executive officers which are reportable in Other Annual Compensation. The aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officers for all periods shown.

(b) Amounts include 175,000 phantom stock options granted to Mr. Smith in fiscal year 1997. At the discretion of the Compensation Committee of the Board of Directors, these phantom stock options may be converted to traditional stock options upon sufficient shares becoming available under the 1993 Plan. All other amounts represent traditional stock options.

(c) In 1996, the Compensation Committee of the Board of Directors approved a special incentive strategy comprised of long-term performance-vested restricted stock and stock options for the executive officers. Under this strategy, Messrs. Smith, Van Kleef and Reed were awarded 200,000, 75,000 and 75,000 shares, respectively, of restricted Common Stock, and Messrs. Wormington and Oliver were each granted 75,000 stock options at an exercise price of $11.375 per share (the fair market value as defined in the 1993 Plan of a share of the Company's Common Stock on the date of grant). These shares of restricted Common Stock will be earned and the stock options will vest only if the market price of the Company's Common Stock reaches an average price of $20 or higher over any 20 consecutive trading days after June 30, 1997, and before December 31, 1998 ("Performance Target").

(d) All Other Compensation for 1997 includes amounts contributed by the Company and earnings on the respective executive officer's account in the Funded Executive Security Plan (see "Retirement Benefits" below) of $1,135,617, $362,941 and $907,963 for Mr. Smith, Mr. Van Kleef and Mr. Reed, respectively; and amounts contributed to the Company's Thrift Plan of $6,400 for each of these officers. All Other Compensation for 1996 includes amounts contributed by the Company and earnings on the respective executive officer's account in the Funded Executive Security Plan of $786,251, $211,707 and $1,000,176 for Mr. Smith, Mr. Van Kleef and Mr. Reed, respectively; and amounts contributed to the Company's Thrift Plan of $4,500 for each of these executive officers. All Other Compensation for 1995 includes amounts contributed by the Company and earnings on the respective executive officer's account in the Funded Executive Security Plan of $316,112, $56,462 and $563,812 for Mr. Smith, Mr. Van Kleef and Mr. Reed, respectively; and amounts contributed to the Company's Thrift Plan of $4,500 for each of these executive officers.

(e) Since Mr. Wormington and Mr. Oliver were not executive officers during 1996 and 1995, information is not given for those years.

OPTION GRANTS IN 1997

     The following table sets forth information concerning individual grants of traditional stock options pursuant to the Company's 1993 Plan to the named executive officers and a grant of phantom stock options to the Chief Executive Officer during the year ended December 31, 1997. No Stock Appreciation Rights ("SARs") were granted under the 1993 Plan during 1997.

                             OPTION GRANTS IN 1997

                                           INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                          ---------------------------------------------------     AT ASSUMED ANNUAL RATES
                          NUMBER OF    % OF TOTAL                                     OF STOCK PRICE
                          SECURITIES    OPTIONS                                   APPRECIATION FOR OPTION
                          UNDERLYING   GRANTED TO   EXERCISE OR                            TERM
                           OPTIONS     EMPLOYEES     BASE PRICE    EXPIRATION   ---------------------------
          NAME            GRANTED(#)    IN 1997     ($/SHARE)(A)      DATE         5%($)          10%($)
          ----            ----------   ----------   ------------   ----------   ------------   ------------
Bruce A. Smith..........  175,000(b)      29.2        16.9844       10/28/07     1,869,245      4,737,033
William T. Van Kleef....   60,000(c)      10.0        16.9844       10/28/07       640,884      1,624,126
James C. Reed, Jr.......   45,000(c)       7.5        16.9844       10/28/07       480,663      1,218,094
Stephen L. Wormington...   45,000(c)       7.5        16.9844       10/28/07       480,663      1,218,094
Robert W. Oliver........   25,000(c)       4.2        16.9844       10/28/07       267,035        676,719

---------------

(a) The exercise price per share of these traditional options and phantom stock options is the average of the high and low prices of the Company's Common Stock on the New York Stock Exchange ("NYSE") on the date of grant.

(b) The options granted to Mr. Smith represent phantom stock options, which at the discretion of the Compensation Committee of the Board of Directors may be converted to traditional stock options upon sufficient shares becoming available under the 1993 Plan. The phantom stock options vest in 15 percent increments in each of the first three years and the remaining 55 percent increment vests in the fourth year. Upon exercise, Mr. Smith would be entitled to receive in cash the difference between the fair market value of the Common Stock on the date of the phantom stock option grant (exercise price) and the fair market value of Common Stock on the date of exercise.

(c) The traditional options granted to Messrs. Van Kleef, Reed, Wormington and Oliver during 1997 are exercisable in four equal annual installments beginning one year from the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN 1997 AND OPTION/SAR VALUES AT DECEMBER 31,
1997

     The following table reflects the number of unexercised stock options (excluding long-term performance-vested options granted in 1996 in connection with the special incentive compensation strategy) and SARs remaining at year-end and the potential value thereof based on the year-end market price of the Company's Common Stock of $15 1/2 per share. No stock options or SARs were exercised by the named executive officers during 1997.

                                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                           OPTIONS/SARS AT               OPTIONS/SARS AT
                                           SHARES                       DECEMBER 31, 1997(#)           DECEMBER 31,1997($)
                                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                 NAME                    EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                 ----                    -----------   -----------   -----------   -------------   -----------   -------------
Bruce A. Smith.........................         --            --       239,267        376,733(a)    1,744,975       684,150
William T. Van Kleef...................         --            --        60,913        146,387         254,444       189,963
James C. Reed, Jr......................         --            --        50,267        105,733         265,475       222,400
Stephen L. Wormington..................         --            --        33,333        103,667         125,750       193,500
Robert W. Oliver.......................         --            --        18,333         56,667          77,187       118,125

---------------

(a) The number of unexercised options/SARs include 175,000 phantom stock options which were granted to Mr. Smith on October 29, 1997.

RETIREMENT BENEFITS

     The Company maintains a noncontributory qualified Retirement Plan which covers officers and other eligible employees. Benefits under the plan are payable on a straight life annuity basis and are based on the average monthly earnings and years of service of participating employees. Average monthly earnings used in calculating retirement benefits are primarily salary and bonus received by the participating employee during the 36 consecutive months of the last 120 months of service which produces the highest average monthly rate of earnings.

     In addition, the Company maintains an unfunded executive security plan, the Amended Executive Security Plan ("Amended Plan"), for executive officers and other key personnel selected by the Chief Executive Officer. The Amended Plan provides for a monthly retirement income payment during retirement equal to a percentage of a participant's Earnings. "Earnings" is defined under the Amended Plan to mean a participant's average monthly rate of total compensation, primarily salary and bonus earned, including performance bonuses and incentive compensation paid after December 1, 1993, in the form of stock awards of the Company's Common Stock (excluding stock awards under the special incentive compensation strategy), for the 36 consecutive calendar months within the last ten-year period which produce the highest average monthly rate of compensation for the participant. The monthly retirement benefit percentage is defined as the sum of 4 percent of Earnings for each of the first ten years of employment, plus 2 percent of Earnings for each of the next ten years of employment, plus 1 percent of Earnings for each of the next ten years of employment. The maximum percentage is 70 percent. The Amended Plan provides for the payment of the difference, if any, between (a) the total retirement income payment calculated above and (b) the sum of retirement income payments from the Company's Retirement Plan and Social Security benefits.

     The Company also maintains the Funded Executive Security Plan ("Funded Plan") which covers only selected persons approved by the Chief Executive Officer who are also participants in the Amended Plan and provides participants with substantially the same after-tax benefits as the Amended Plan. Advance payments are made to the extent a participant is expected to incur a pre-retirement tax liability as a result of his participation in the Funded Plan. The Funded Plan is funded separately for each participant on an actuarially determined basis through a bank trust whose primary asset is an insurance contract providing for a guaranteed rate of return for certain periods. Amounts payable to participants from the Funded Plan reduce amounts otherwise payable under the Amended Plan.

     The following table shows the estimated annual benefits payable upon retirement under the Company's Retirement Plan, Amended Plan and the Funded Plan for employees in specified compensation and years of benefit service classifications without reference to any amount payable upon retirement under the Social Security law or any amount advanced before retirement. The estimated annual benefits shown are based upon the assumption that the plans continue in effect and that the participant receives payment for life. As of January 1, 1998, the federal tax law generally limits maximum annual retirement benefits payable by the Retirement Plan to any employee to $130,000, adjusted annually to reflect increases in the cost of living and adjusted actuarially for retirement. However, since the Amended Plan and the Funded Plan are not qualified under
Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), it is possible for certain retirees to receive annual benefits in excess of this tax limitation.

                      HIGHEST AVERAGE                            NUMBER OF YEARS OF BENEFIT SERVICE
                        ANNUAL RATE                           -----------------------------------------
                      OF COMPENSATION                            10         15         20         25
                      ---------------                         --------   --------   --------   --------
 $ 100,000..................................................  $ 40,000     50,000     60,000     65,000
 $ 200,000..................................................  $ 80,000    100,000    120,000    130,000
 $ 300,000..................................................  $120,000    150,000    180,000    195,000
 $ 400,000..................................................  $160,000    200,000    240,000    260,000
 $ 500,000..................................................  $200,000    250,000    300,000    325,000
 $ 600,000..................................................  $240,000    300,000    360,000    390,000
 $ 700,000..................................................  $280,000    350,000    420,000    455,000
 $ 800,000..................................................  $320,000    400,000    480,000    520,000
 $ 900,000..................................................  $360,000    450,000    540,000    585,000
 $1,000,000.................................................  $400,000    500,000    600,000    650,000
 $1,100,000.................................................  $440,000    550,000    660,000    715,000
 $1,200,000.................................................  $480,000    600,000    720,000    780,000
 $1,300,000.................................................  $520,000    650,000    780,000    845,000

     The years of benefit service as of December 31, 1997, for the named executive officers were as follows: Mr. Smith, 5 years; Mr. Van Kleef, 4 years; Mr. Reed, 23 years; Mr. Wormington, 3 years; and Mr. Oliver, 2 years.

     In addition to the retirement benefits described above, the Amended Plan provides for a pre-retirement death benefit payable over eight years of four times a participant's annual base pay as of December 1 preceding a participant's date of death, less the amount payable from the Funded Plan at the date of death. The amount payable from the Funded Plan at death is based on the actuarial value of the participant's vested accrued benefit, payable in 96 monthly installments or as a life annuity if a surviving spouse is the designated beneficiary.

BOARD MEETINGS, COMMITTEES AND ATTENDANCE

     The Board of Directors met six times during fiscal year 1997. Each member of the Board of Directors attended at least 75 percent of the meetings of the Board and committees on which such director served during fiscal year 1997. The Board of Directors has an Executive Committee and the following standing committees: Audit Committee, Compensation Committee and Governance Committee.

     The Executive Committee, between meetings of the Board and while the Board is not in session, has and may exercise all the powers and authority of the Board in the management of the business and affairs of the Company as provided in Article III of the By-laws of the Company and has and may exercise such other powers and authority as may be lawfully delegated to such committee by the Board, including the power and authority (i) to declare a dividend on the Company's capital stock, (ii) to authorize the issuance of the Company's capital stock, (iii) to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law, and (iv) to the extent authorized in any resolution or resolutions providing for the issuance of shares of stock adopted by the Board or the Executive Committee as provided in subsection (a) of
Section 151 of the Delaware General Corporation Law, to fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the Company or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Company or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series. The Executive Committee met one time during fiscal year 1997.

     The Audit Committee's primary purposes are (i) to aid the individual directors of the Board of Directors as a whole in performing and fulfilling their oversight responsibilities for financial reporting to the public; (ii) to aid in maintaining the corporate image and credibility as it relates to financial reporting; (iii) to recommend and support, with management and/or the Board of Directors, as appropriate, efforts to improve and maintain standards and procedures for financial control and quality financial reporting; (iv) to provide communication, as necessary, between the Board of Directors and control and accounting, legal, internal auditing and the external auditors; and (v) to recommend and support, with management and/or the Board of Directors, as appropriate, efforts to assure the Company's compliance with the requirements of the Foreign Corrupt Practices Act of 1977, as amended. The Audit Committee met four times during fiscal year 1997.

     The Compensation Committee's primary purposes are (i) to review and approve all areas of senior executive compensation including but not limited to salary adjustments, cash incentive awards and stock incentives, and to review and approve the aggregate amount of all merit increases, cash incentive awards and stock incentives for the Company's other executives; (ii) to administer and interpret the Company's Amended Incentive Stock Plan of 1982 (the "1982 Plan"), the 1993 Plan and any future incentive plans, to the extent set forth in such plans; (iii) to review Company retirement matters, consider amendments to the Company's retirement plans based on cost and benefit considerations, make recommendations to the Board of Directors in respect to such amendments and proposals, and review and approve any overall changes in retirement benefit formulas; (iv) to review new employment agreements, amendments and extensions of existing employment agreements, and to make recommendations to the Board of Directors with respect to such agreements; (v) to administer and interpret employment agreements and make recommendations to the Board of Directors with respect thereto; and (vi) to consult with the Board of Directors and review with the Board the actions of the Compensation Committee as appropriate. The Compensation Committee met four times during fiscal year 1997.

     The Governance Committee considers and recommends to the Board from time to time suitable candidates for membership on the Board, including nominees recommended by stockholders. Stockholders wishing to submit a recommendation should write to the Governance Committee. The Governance Committee also reviews and makes recommendations to the Board annually regarding (i) the organization and structure of the Board and the committees of the Board and director compensation and (ii) the role and effectiveness of the Chief Executive Officer, the Board and each committee of the Board. The Governance Committee met three times during fiscal year 1997.

COMPENSATION OF DIRECTORS

     Each member of the Board of Directors who is not an officer of the Company receives a base retainer of $18,000 per year, and an additional $2,000 for each meeting of the Board of Directors or any committee thereof attended in person, and $1,000 for each telephone meeting, including committee meetings held on the same day as a meeting of the Board of Directors. The non-executive Vice Chairman of the Board of Directors receives $25,000 per year for his service. In addition, the Chairman of the Audit Committee, Chairman of the Compensation Committee and Chairman of the Governance Committee each receive $5,000 per year for their service in such positions. During 1997, Robert J. Caverly received an aggregate of $17,473 for his service as Chairman Emeritus of the Board until his retirement from the Board in May 1997. The Company provides group life insurance benefits in the amount of $100,000 and accidental death and dismemberment insurance up to a maximum of $350,000 for each of the members of the Board of Directors who are not employees of the Company. The premium for such insurance ranged from $144 to $3,286 for each of these directors during fiscal year 1997. Commencing with the 1997 Annual Meeting of Stockholders, one-half of each of the director's annual retainer is paid in Common Stock of the Company on an annual basis. The Company issues to each director within 30 days after the annual meeting of stockholders of the Company at which the director is elected a number of shares equal to one-half of the annual retainer in effect on the date of such meeting divided by the average of the closing prices for the Common Stock, as reported on the NYSE composite tape, for the ten trading days prior to such annual meeting. The shares of Common Stock issued to the directors will be held by the Company and will not be sold, pledged or otherwise disposed of and will not be delivered to the directors until the earlier of (i) the first anniversary date of the annual meeting which immediately preceded the issuance of such shares or (ii) the date on which the person ceases to be a director. The directors will have full voting rights with respect to such shares of Common Stock.

     The Company had established an unfunded Non-Employee Director Retirement Plan (the "Director Retirement Plan") in December 1994 which provided that any eligible non-employee director who elected to participate in the Director Retirement Plan and who had served on the Company's Board of Directors for at least three full years would be entitled to a retirement payment in cash beginning the later of the director's sixty-fifth birthday or such later date that the individual's service as a director ended. However, to more closely align director compensation with shareholders' interests, in March 1997, the Board of Directors amended the Director Retirement Plan to freeze the plan and convert the accrued benefits of each current director under the plan to a lump-sum present value which was transferred to an account ("Account") for each director in the Tesoro Petroleum Corporation Board of Directors Deferred Phantom Stock Plan (the "Phantom Stock Plan"). After the amendment and transfer, only those retired directors or beneficiaries who had begun receiving benefits remained participants in the Director Retirement Plan. By participating in the Phantom Stock Plan, each director waives any and all rights under the Director Retirement Plan. Commencing with 1997, each current and future non-employee director ("Participant") shall have credited to his Account as of the last day of the year a yearly accrual equal to $7,250, prorated to $6,042 for 1997 (limited to 15 accruals, including previous accruals of retirement benefits under the Director Retirement Plan); and each Participant who is serving as a chairman of a committee of the Board of Directors immediately prior to his termination as director and who has served at least three years as a director shall have an additional $5,000 credited to his Account. The Phantom Stock Plan allows for pro rata calculations of the yearly accrual in the event a director serves for part of a year. In addition, a Participant may elect to defer any part or all of the cash portion of his annual director retainer into his Account. Each transfer, accrual or deferral shall be credited quarterly to the Participant's Account in units based upon the number of shares that could have been purchased with the dollars credited based upon the closing price of the Company's Common Stock on the NYSE on the date the amount is credited. Dividends or other distributions accrue to the Participant's Account. Participants are vested 100 percent at all times with respect to deferrals and, if applicable, the chairman fee portion of his Account. Participants vest in amounts transferred from the Director Retirement Plan and the yearly accruals upon completion of three full years of service (including all service prior to March 6, 1997) as a member of the Board. If a Participant voluntarily resigns or is removed from the Board prior to serving three years on the Board, he shall forfeit all amounts not vested. If a director dies, retires or becomes disabled, he shall be 100 percent vested in his Account without regard to service. Distributions from the Phantom Stock Plan shall be made in cash, in either a lump-sum distribution or annual installments not exceeding ten years, based on the closing market price of the Company's Common Stock on the NYSE on the business day immediately preceding the date on which the cash distribution is to be made. Death, disability, retirement or cessation of a Participant as a director of the Company constitute an event requiring a distribution. Upon the death of a Participant, the Participant's beneficiary will receive the cash value of the Participant's Account as of the date of death. At December 31, 1997, each Participant's Account was comprised of
3,253 units, 1,169 units, 1,389 units, 13,515 units, 1,611 units and 6,835 units of phantom stock for Messrs. Grapstein, Johnson, Kaufman, Mason, Ward and Weidenbaum, respectively.

     Under the Tesoro Petroleum Corporation Board of Directors Deferred Compensation Plan (the "Deferred Compensation Plan"), a director electing to participate may defer between 20 percent and 100 percent of his total cash compensation for the ensuing year, which deferred fees are credited to an interest-bearing account maintained by the Company. Interest is applied to each quarter's deferral at the prime rate published in The Wall Street Journal on the last business day of such quarter plus two percentage points (10.5 percent at December 31, 1997). All payments under the Deferred Compensation Plan are the sole obligation of the Company. Upon the death of a participating director, the balance in his account under the Deferred Compensation Plan is paid to his beneficiary or beneficiaries in one lump sum. In the event of the disability, retirement or the removal or resignation prior to the death, disability or retirement of a participating director, the balance in his account will be paid to such director in ten equal annual installments. In the event of a change of control (as "change of control" is defined in the Deferred Compensation Plan), the balance in each participating director's account will be distributed to him as a lump sum within 30 days after the date of the change of control. The Company also has an agreement with Frost National Bank of San Antonio, Texas, under which the Tesoro Petroleum Corporation Board of Directors Deferred Compensation Trust was established for the sole purpose of creating a fund to provide for the payment of deferred compensation to participating directors under the Deferred Compensation Plan.

     The Company's 1995 Non-Employee Director Stock Option Plan (the "1995 Plan") provides for the grant to non-employee directors of automatic, non-discretionary stock options, at an exercise price equal to the fair market value of the Common Stock as of the date of grant. Under the 1995 Plan, each person serving as a non-employee director on February 23, 1995, or elected thereafter, initially receives an option to purchase 5,000 shares of the Company's Common Stock. Thereafter, each non-employee director, while the 1995 Plan is in effect and shares are available to grant, will be granted an option to purchase 1,000 shares of Common Stock on the next day after each annual meeting of the Company's stockholders but not later than June 1, if no annual meeting is held. All options under the 1995 Plan become exercisable six months after the date of grant. The 1995 Plan will terminate as to the issuance of stock options in February 2005. Under the 1995 Plan, stock options for 1,000 shares with an exercise price of $12.125 per share were granted to each non-employee director of the Company on May 8, 1997. At April 22, 1998, the Company had 68,000 options outstanding and 70,000 shares available for future grants under the 1995 Plan.

EMPLOYMENT CONTRACTS, MANAGEMENT STABILITY AGREEMENTS AND
  CHANGE-IN-CONTROL ARRANGEMENTS

     Under an employment agreement dated November 1, 1997, Mr. Smith is employed until November 1, 2000, at an annual base salary of $600,000. Under separate employment agreements, Mr. Van Kleef and Mr. Reed are employed until December 31, 1998, at annual base salaries of $325,000 and $300,000, respectively. In addition to their base salaries, each of the employment agreements for the above executives provide that the Company shall establish an annual incentive compensation strategy for executive officers in which each executive shall be entitled to participate in a manner consistent with his position with the Company and the evaluations of his performance by the Board of Directors or any appropriate committee thereof. The target incentive bonus under the 1997 annual incentive compensation strategy was a percentage of the respective executive officer's annual base salary and was 85 percent for Mr. Smith, 70 percent for Mr. Van Kleef and 70 percent for Mr. Reed. Each of the employment agreements also provide that the executive will receive an annual amount (the "flexible perquisite amount") to cover various business-related expenses such as dues for country, luncheon or social clubs; automobile expenses; and financial and tax planning expenses. The executive may elect at any time by written notice to the Company to receive in cash any of such flexible perquisite amount which has not been paid to or on behalf of the executive. The annual flexible perquisite amount is $30,000, $20,000 and $20,000 for Mr. Smith, Mr. Van Kleef and Mr. Reed, respectively. Each employment agreement also provides that the Company will pay initiation fees and reimburse the executive for related tax expenses to the extent the Board of Directors or a duly authorized committee thereof determines such fees are reasonable and in the best interest of the Company.

     Each of the employment agreements with Mr. Smith, Mr. Van Kleef and Mr. Reed provides that in the event the Company should terminate such executive officer's employment without cause, if he should resign his employment for "good reason" (as "good reason" is defined in the employment agreements), or if the Company shall not have offered to such executive officer prior to the termination date of his employment agreement the opportunity to enter into a new employment agreement, with terms, in all respects, no less favorable to the executive than the terms of his current employment agreement, such executive will be paid a lump-sum payment equal to (i) two times the sum of (a) his base salary at the then current rate and (b) the sum of the target bonuses under all of the Company's incentive bonus plans applicable to such executive for the year in which the termination occurs and (ii) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of the Company's incentive bonus plans applicable to such executive for the year in which the termination occurs prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination. Each executive shall also receive all unpaid bonuses for the year prior to the year in which the termination occurs and shall receive
(i) for a period of two years continuing coverage and benefits comparable to all life, health and disability insurance plans which the Company from time to time makes available to its management executives and their families, (ii) a lump-sum payment equal to two times the flexible perquisites amount and (iii) two years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, of the Company applicable to such executive on the date of termination. All unvested stock options held by the executive on the date of the termination shall become immediately vested and all restrictions on "restricted stock" then held by the executive shall terminate, except for the restrictions on restricted stock awards granted under the special incentive compensation strategy which vest on a pro-rata basis relative to the period of time of the Performance Target that such executive was an employee, until it is determined whether the vesting requirement established in the award has been satisfied.

     Each employment agreement further provides that, in the event such executive officer's employment is involuntarily terminated within two years of a change of control or if the executive officer's employment is voluntarily terminated within two years of a change of control "for good reason," as defined in each of the employment agreements, he shall be paid within ten days of such termination (i) a lump-sum payment equal to three times his base salary at the then current rate; (ii) a lump-sum payment equal to the sum of (a) three times the sum of the target bonuses under all of the Company's incentive bonus plans applicable to such executive for the year in which the termination occurs or the year in which the change of control occurred, whichever is greater, and (b) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of the Company's incentive bonus plans applicable to such executive for the year in which the termination occurs prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination; and (iii) a lump-sum payment equal to the amount of any accrued but unpaid bonuses. The Company (or its successor) shall also provide (i) for a period of three years continuing coverage and benefits comparable to all life, health and disability plans of the Company in effect at the time a change of control is deemed to have occurred; (ii) a lump-sum payment equal to three times the flexible perquisites amount; and (iii) three years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, of the Company applicable to such executive on the date of termination. A change of control shall be deemed to have occurred if (i) there shall be consummated (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company where a majority of the Board of Directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were directors of the Company immediately prior to the merger or were elected as directors, or nominated for election as director, by a vote of at least two-thirds of the directors then still in office who were directors of the Company immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, or (ii) the shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company, or (iii) (A) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) other than the Company or a subsidiary thereof or any employee benefit plan sponsored by the Company or a subsidiary thereof, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company representing 20 percent or more of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, and
(B) at any time during a period of two years thereafter, individuals who immediately prior to the beginning of such period constituted the Board of Directors of the Company shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination by the Board of Directors for election by the Company's shareholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

     In the case of Mr. Smith, his employment agreement further provides that if remuneration or benefits of any form paid to him by the Company or any trust funded by the Company during or after his employment with the Company are excess parachute payments as defined in Section 280G of the Code, and are subject to the 20 percent excise tax imposed by Section 4999 of the Code, the Company shall pay Mr. Smith a bonus no later than seven days prior to the due date for the excise tax return in an amount equal to the excise tax payable as a result of the excess parachute payment and any additional federal income taxes (including any additional excise taxes) payable by him as a result of the bonus, assuming that he will be subject to federal income taxes at the highest individual margin rate.

     The Company has separate Management Stability Agreements ("Stability Agreements") with Mr. Wormington and Mr. Oliver which are only operative in the event of a change of control of the Company. The Stability Agreements provide that, if Mr. Wormington's or Mr. Oliver's employment is involuntarily terminated within two years of a change of control or if Mr. Wormington's or Mr. Oliver's employment is voluntarily terminated within two years of a change of control "for good reason," as defined in the Stability Agreements, he shall be paid within ten days of such termination (i) a lump-sum payment equal to two times his base salary at the then current rate and (ii) a lump-sum payment equal to the sum of (a) two times the sum of the target bonuses under all of the Company's incentive bonus plans applicable to Mr. Wormington and Mr. Oliver for the year in which the termination occurs or the year in which the change of control occurred, whichever is greater, and (b) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of the Company's incentive bonus plans applicable to Mr. Wormington and Mr. Oliver for the year in which the termination occurs prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination. The Company (or its successor) shall also provide continuing coverage and benefits comparable to all life, health and disability plans of the Company for a period of 24 months from the date of termination and Mr. Wormington and Mr. Oliver would each receive two years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, of the Company applicable to such executive on the date of termination. A change of control shall be deemed to have occurred if (i) there shall be consummated (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company where a majority of the Board of Directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were directors of the Company immediately prior to the merger or were elected as directors, or nominated for election as director, by a vote of at least two-thirds of the directors then still in office who were directors of the Company immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, or (ii) the shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company, or (iii) (A) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) other than the Company or a subsidiary thereof or any employee benefit plan sponsored by the Company or a subsidiary thereof, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company representing 20 percent or more of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, and (B) at any time during a period of one year thereafter, individuals who immediately prior to the beginning of such period constituted the Board of Directors of the Company shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination by the Board of Directors for election by the Company's shareholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period, or (iv) there shall be, in the cases of Mr. Wormington or Mr. Oliver, the Company's refining and marketing business or exploration and production business, respectively, (A) a direct or indirect sale of all or substantially all of the assets of the Company's refining and marketing business or exploration and production business, or (B) the sale of stock of a subsidiary (or affiliate) of the Company that conducts all or substantially all of the Company's refining and marketing business or exploration and production business, or (C) a merger, joint venture or other business combination involving the Company's refining and marketing business or exploration and production business, and as a result of such sale of assets, sale of stock, merger, joint venture or other business combination, the Company shall cease to have the power to elect a majority of the Board of Directors (or the other equivalent governing or managing body) of the entity which acquires, or otherwise controls or conducts, the Company's refining and marketing business or exploration and production business.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At the beginning of the 1997 fiscal year, the Compensation Committee was comprised of four members, Raymond K. Mason, Sr., Alan J. Kaufman, Patrick J. Ward and Steven H. Grapstein. In May 1997, following the annual meeting of stockholders, Mr. Grapstein was replaced on the Compensation Committee by William J. Johnson. No members of the Compensation Committee served or had formerly served as an executive officer of the Company or had any relationships or related transactions as disclosed in Item 13 hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information based on filings made with the SEC as to each person or group who on April 22, 1998, beneficially owned more than 5 percent of the outstanding shares of Common Stock of the Company.

                                                                       AMOUNT AND NATURE OF
                                                                       BENEFICIAL OWNERSHIP
                                                                       ---------------------
                                                                        NUMBER      PERCENT
       TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER    OF SHARES    OF CLASS
       --------------          ------------------------------------    ---------    --------
Common Stock.................  Wanger Asset Management, L.P.(a)        2,571,000     9.640
                               227 West Monroe Street, Suite 3000
                               Chicago, IL 60606
Common Stock.................  Heartland Advisors, Inc.(b)             1,721,620     6.456
                               790 North Milwaukee Street
                               Milwaukee, WI 53202

---------------

(a) According to Amendment No. 1 to a Schedule 13G filed with the SEC, Wanger Asset Management, L.P. ("WAM"), states that it is a Delaware limited partnership and an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 and Wanger Asset Management Ltd. states that it is a Delaware corporation and the General Partner of the Investment Adviser. Amendment No. 1 to the Schedule 13G indicates that the shares reported therein have been acquired on behalf of discretionary clients of WAM and that persons other than WAM are entitled to receive all dividends from, and proceeds from, the sale of those shares. According to Amendment No. 1 to the Schedule 13G, WAM, within the meaning of Rule 13d-3, beneficially owns the shares shown in the table above and possesses shared power to vote or to direct the vote and shared power to dispose or direct the disposition of these shares.

(b) According to Amendment No. 1 to a Schedule 13G filed with the SEC, Heartland Advisors, Inc. ("Heartland"), states that it is a corporation organized under the laws of the state of Wisconsin and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. In Amendment No. 1 to the Schedule 13G, Heartland states that the shares of the Company's Common Stock are held in investment advisory accounts of Heartland, and as a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, securities. The interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5 percent of the class. Within the meaning of Rule 13d-3 of the Act, 1,721,620 shares of the Company's Common Stock may be deemed beneficially owned by Heartland. According to Amendment No. 1 to the Schedule 13G, Heartland has sole voting power with respect to 1,677,420 of these shares and sole dispositive power with respect to 1,721,620 of these shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

     The following table shows the beneficial ownership of the Company's Common Stock reported to the Company as of April 22, 1998, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options or stock awards) within the meaning of Rule 13d-3(d)(1) under the Exchange Act for each director and the named executive officers and, as a group, such persons and other executive officers. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of Common Stock listed.

                                                            BENEFICIAL OWNERSHIP OF
                                                                 COMMON STOCK
                                                               ON APRIL 22, 1998
                                                            -----------------------
                                                                           PERCENT
                                                             SHARES        OF CLASS
                                                            ---------      --------
Steven H. Grapstein.......................................    855,118(a)(b)  3.206
William J. Johnson........................................      6,818(a)     0.026
Alan J. Kaufman...........................................    572,318(a)(c)  2.145
Raymond K. Mason, Sr......................................     26,246(a)     0.098
Bruce A. Smith............................................    453,811(d)     1.686
Patrick J. Ward...........................................     13,818(a)(e)  0.052
Murray L. Weidenbaum......................................      9,818(a)     0.037
William T. Van Kleef......................................    151,001(f)     0.565
James C. Reed, Jr.........................................    141,243(g)     0.529
Stephen L. Wormington.....................................     34,409(h)     0.129
Robert W. Oliver..........................................     19,712(i)     0.074
All directors and executive officers as a
  group (15 individuals)..................................  2,382,113(j)     8.761

---------------

(a) The shares shown for Mr. Grapstein, Mr. Mason and Dr. Weidenbaum include 8,000 shares each which such directors had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter. The shares shown for Mr. Johnson, Dr. Kaufman and Mr. Ward include 6,000 shares, 7,000 shares and 7,000 shares, respectively, which such directors had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter. In addition, the shares shown for each director include 818 shares of Common Stock as payment of one-half of each director's annual retainer for fiscal year 1997 (see "Compensation of Directors" discussed above). Units of phantom stock payable in cash which have been credited to the directors under the Phantom Stock Plan are not included in the shares shown above.

(b) The shares shown include 846,300 shares of the Company's Common Stock owned by Oakville. Mr. Grapstein is an officer of Oakville. As an officer, Mr. Grapstein shares voting and investment power with respect to such shares.

(c) The shares shown include 9,000 shares held in the name of Dr. Kaufman's spouse for which he disclaims beneficial ownership, and 20,000 shares owned by the Kaufman Children's Trust for which Dr. Kaufman has sole power to vote and direct the disposition thereof.

(d) The shares shown include 2,696 shares credited to Mr. Smith's account under the Company's Thrift Plan and 239,267 shares which Mr. Smith had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter. The shares shown also include 200,000 shares of restricted Common Stock whose restrictions lapse only if Tesoro's stock reaches an average price of $20 per share or higher over any 20 consecutive trading days before December 31, 1998.

(e) The shares shown include 6,000 shares owned by the P&L Family Partnership Ltd. which Mr. Ward and his spouse control through 90 percent ownership.

(f) The shares shown include 1,831 shares credited to Mr. Van Kleef's account under the Company's Thrift Plan and 66,913 shares which Mr. Van Kleef had the right to acquire through the exercise of stock options or stock awards on April 22, 1998, or within 60 days thereafter. The shares shown also include

     75,000 shares of restricted Common Stock whose restrictions lapse only if Tesoro's stock reaches an average price of $20 per share or higher over any 20 consecutive trading days before December 31, 1998.

(g) The shares shown include 1,136 shares credited to Mr. Reed's account under the Company's Thrift Plan and 50,267 shares which Mr. Reed had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter. The shares shown also include 75,000 shares of restricted Common Stock whose restrictions lapse only if Tesoro's stock reaches an average price of $20 per share or higher over any 20 consecutive trading days before December 31, 1998.

(h) The shares shown include 1,076 shares credited to Mr. Wormington's account under the Company's Thrift Plan and 33,333 shares which Mr. Wormington had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter.

(i) The shares shown include 379 shares credited to Mr. Oliver's account under the Company's Thrift Plan and 18,333 shares which Mr. Oliver had the right to acquire through the exercise of stock options on April 22, 1998, or within 60 days thereafter. The shares shown also include 1,000 shares held in the name of Mr. Oliver's spouse for which he disclaims beneficial ownership.

(j) The shares shown include 9,208 shares credited to the accounts of executive officers and directors under the Company's Thrift Plan and 521,903 shares which directors and executive officers had the right to acquire through the exercise of stock options or stock awards on April 22, 1998, or within 60 days thereafter. The shares shown also include 1,334 shares held in the name of an executive officer's spouse for which such executive officer disclaims beneficial ownership and 3,000 shares acquired in the name of an executive officer's mother with respect to which such executive officer has voting and investment power. In addition, the shares shown include the 350,000 shares of restricted Common Stock described above which have been granted to Messrs. Smith, Van Kleef and Reed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TESORO PETROLEUM CORPORATION

April 30, 1998                              By:     /s/ BRUCE A. SMITH
                                              ----------------------------------
                                                        Bruce A. Smith
                                                   Chairman of the Board of
                                                           Directors,
                                                President and Chief Executive
                                                            Officer