Form 10-Q
period 1998-03-31
TESORO PETROLEUM CORP /NEW/
filed 1998-05-15
CIK 50104

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM .......... TO ..........

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 26,674,910 shares of the registrant's Common Stock outstanding at April 30, 1998.

================================================================================

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                               PAGE
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -- March 31, 1998
      and December 31, 1997.................................     3

     Condensed Statements of Consolidated
      Operations -- Three Months Ended March 31, 1998 and
      1997..................................................     4

     Condensed Statements of Consolidated Cash
      Flows -- Three Months Ended March 31, 1998 and 1997...     5

     Notes to Condensed Consolidated Financial Statements...     6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     9

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................    19

SIGNATURES..................................................    20

EXHIBIT INDEX...............................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998         1997*
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  2,274      $  8,352
  Receivables, less allowance for doubtful accounts of
     $1,292 ($1,373 at December 31, 1997)...................    64,518        76,282
  Inventories:
     Crude oil and wholesale refined products, at LIFO......    75,983        68,227
     Merchandise and other refined products.................    14,424        13,377
     Materials and supplies.................................     7,386         5,755
  Prepayments and other.....................................     7,984         9,842
                                                              --------      --------
          Total Current Assets..............................   172,569       181,835
                                                              --------      --------
PROPERTY, PLANT AND EQUIPMENT
  Refining and marketing....................................   368,183       370,174
  Exploration and production (full-cost method of
     accounting)............................................   311,872       291,411
  Marine services...........................................    48,201        43,072
  Corporate.................................................    13,802        13,689
                                                              --------      --------
                                                               742,058       718,346
     Less accumulated depreciation, depletion and
      amortization..........................................   317,645       304,523
                                                              --------      --------
     Net Property, Plant and Equipment......................   424,413       413,823
                                                              --------      --------
OTHER ASSETS................................................    38,447        32,150
                                                              --------      --------
          Total Assets......................................  $635,429      $627,808
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 44,275      $ 58,767
  Accrued liabilities and current income taxes payable......    30,253        31,726
  Current maturities of long-term debt and other
     obligations............................................    11,428        17,002
                                                              --------      --------
          Total Current Liabilities.........................    85,956       107,495
                                                              --------      --------
DEFERRED INCOME TAXES.......................................    31,003        28,824
                                                              --------      --------
OTHER LIABILITIES...........................................    42,821        43,211
                                                              --------      --------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES................................................   136,290       115,314
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes D and E)

STOCKHOLDERS' EQUITY
  Common stock, par value $0.16 2/3; authorized 50,000,000
     shares; 26,515,868 shares issued (26,506,601 in
     1997)..................................................     4,419         4,418
  Additional paid-in capital................................   191,000       190,925
  Retained earnings.........................................   147,039       140,980
  Treasury stock, 200,198 common shares (216,453 in 1997),
     at cost................................................    (3,099)       (3,359)
                                                              --------      --------
          Total Stockholders' Equity........................   339,359       332,964
                                                              --------      --------
          Total Liabilities and Stockholders' Equity........  $635,429      $627,808
                                                              ========      ========

---------------

* The balance sheet at December 31, 1997 has been taken from the audited consolidated financial statements at that date and condensed.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
REVENUES
  Refining and marketing....................................  $140,213    $174,400
  Exploration and production................................    22,222      23,358
  Marine services...........................................    32,818      35,495
  Other income..............................................       786       1,599
                                                              --------    --------
          Total Revenues....................................   196,039     234,852
                                                              --------    --------
OPERATING COSTS AND EXPENSES
  Refining and marketing....................................   130,720     171,154
  Exploration and production................................     3,925       2,845
  Marine services...........................................    30,597      34,216
  Depreciation, depletion and amortization..................    12,944      11,597
                                                              --------    --------
          Total Operating Costs and Expenses................   178,186     219,812
                                                              --------    --------
OPERATING PROFIT............................................    17,853      15,040

General and Administrative..................................    (3,372)     (3,038)
Interest Expense............................................    (2,665)     (1,570)
Interest Income.............................................       108         434
Other Expense, Net..........................................    (1,034)     (1,291)
                                                              --------    --------
EARNINGS BEFORE INCOME TAXES................................    10,890       9,575
Income Tax Provision........................................     4,831       3,444
                                                              --------    --------
NET EARNINGS................................................  $  6,059    $  6,131
                                                              ========    ========
NET EARNINGS PER SHARE -- BASIC.............................  $   0.23    $   0.23
                                                              ========    ========
NET EARNINGS PER SHARE -- DILUTED...........................  $   0.23    $   0.23
                                                              ========    ========
WEIGHTED AVERAGE COMMON SHARES -- BASIC.....................    26,309      26,430
                                                              ========    ========
WEIGHTED AVERAGE COMMON AND POTENTIALLY DILUTIVE COMMON
  SHARES -- DILUTED.........................................    26,789      26,829
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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings..............................................  $  6,059    $  6,131
  Adjustments to reconcile net earnings to net cash from
     operating activities:
     Depreciation, depletion and amortization...............    13,154      11,747
     Amortization of deferred charges and other.............       (54)         51
     Changes in operating assets and liabilities:
       Receivables..........................................    11,764      43,533
       Inventories..........................................   (10,434)     (3,089)
       Other assets.........................................     1,691       3,487
       Accounts payable and other current liabilities.......   (15,980)    (40,741)
       Obligation payments to State of Alaska...............    (1,412)     (1,064)
       Deferred income taxes................................     2,179       1,426
       Other liabilities and obligations....................      (530)      2,276
                                                              --------    --------
          Net cash from operating activities................     6,437      23,757
                                                              --------    --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures......................................   (23,761)    (16,300)
  Deposits and other acquisition costs (Note B).............    (5,976)         --
  Other.....................................................       247        (479)
                                                              --------    --------
          Net cash used in investing activities.............   (29,490)    (16,779)
                                                              --------    --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings, net of repayments of $92,100 in 1998 and
     $1,000 in 1997, under revolving credit facilities......    17,689       2,182
  Payments of other long-term debt..........................      (732)       (764)
  Other.....................................................        18         171
                                                              --------    --------
          Net cash from financing activities................    16,975       1,589
                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (6,078)      8,567

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     8,352      22,796
                                                              --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  2,274    $ 31,363
                                                              ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid.............................................  $  1,706    $  1,010
                                                              ========    ========
  Income taxes paid.........................................  $  1,379    $ 14,245
                                                              ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The preparation of these condensed consolidated financial statements required the use of management's best estimates and judgment that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Earnings per share have been restated for the prior period to conform with the requirements of Statement of Financial Accounting Standard No. 128 which establishes standards for computing and presenting basic and diluted earnings per share calculations.

NOTE B -- PROPOSED ACQUISITIONS

  Hawaii Refinery Acquisition

     On March 18, 1998, the Company entered into a stock sale agreement ("Hawaii Stock Sale Agreement") with BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (collectively, the "Sellers"), subsidiaries of The Broken Hill Proprietary Company Limited ("BHP"), whereby Tesoro will purchase (the "Hawaii Acquisition") all of the outstanding stock of BHP Petroleum Americas Refining Inc. ("BHP Refining") and BHP Petroleum South Pacific Inc. ("BHP South Pacific"). The primary assets of BHP Refining and BHP South Pacific include a 95,000-barrel per day refinery and 32 retail gasoline stations located in Hawaii. In addition, Tesoro and a BHP affiliate will enter into a two-year crude supply agreement pursuant to which the BHP affiliate will assist Tesoro in acquiring crude oil feedstock sourced outside of North America and arrange for the transportation of such crude oil to the Hawaiian refinery. Under the terms of the Hawaii Stock Sale Agreement, the Company has deposited $5 million into an escrow account for the acquisition. The Hawaii Acquisition is scheduled to close on May 29, 1998.

     The purchase price to be paid at closing for the Hawaii Acquisition includes $275 million in cash, less the amount of the escrow deposit. After closing, the cash purchase price will be increased by an amount that net working capital acquired exceeds $100 million or reduced by an amount that the net working capital acquired is less than $100 million. In addition, Tesoro will issue an unsecured, non-interest bearing, promissory note for the purchase in the amount of $50 million, payable in five equal annual installments of $10 million each, beginning in 2009. The note will provide for early payment to the extent of one-half of the amount by which earnings from the acquired assets, before interest expense, income taxes and depreciation, depletion and amortization, as specified in the note, exceed $50 million in any calendar year. The Hawaii Acquisition will be accounted for as a purchase whereby the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

  Washington State Refinery Acquisition

     On May 1, 1998, the Company entered into a stock purchase agreement ("Anacortes Stock Purchase Agreement") with Shell Refining Holding Company ("Seller") and Shell Anacortes Refining Company ("SARC"), both subsidiaries of Shell Oil Company ("Shell"), whereby Tesoro will purchase (the "Washington Acquisition") all of the outstanding stock of SARC. SARC owns and operates a 108,000-barrel per day refinery in Anacortes, Washington ("Washington Refinery"). The Washington Acquisition, which is subject to approval by the Federal Trade Commission and the offices of the attorneys general of the States of Oregon and Washington as well as other customary conditions, is anticipated to close in mid to late summer. Under the terms of the Anacortes Stock Purchase Agreement, the Company paid a $5 million deposit in May 1998 and has agreed to pay the balance of the purchase price into an escrow by June 30, 1998, if the stock purchase has not closed by that date.

     At closing, the Company will pay the Seller a cash purchase price of $237 million, less the deposit and any escrowed amounts, for the stock of SARC, and will also pay an additional amount for net working capital of SARC which has historically averaged approximately $60 million.

     See Note C for information related to financings of the proposed Hawaii Acquisition and Washington Acquisition (collectively, the "Acquisitions") and Note D for related environmental matters.

NOTE C -- FINANCINGS

     The Acquisitions, as discussed in Note B, will be funded using revolving credit and term loans, which have been fully underwritten by Lehman Brothers, and a combination of senior subordinated debt, common stock and preferred stock. In addition to funding the cash consideration of the Acquisitions, the financings will provide the Company with increased letter of credit capacity, funds to refinance substantially all of its existing indebtedness and funds for future working capital needs and general corporate purposes, including the Company's 1998 capital budget. The Company is currently in the documentation stage of negotiations for the revolving credit and term loans.

     On May 4, 1998, the Company filed a universal shelf registration statement ("Registration Statement") with the SEC for $600 million of debt or equity securities for acquisitions or general corporate purposes. Tesoro will determine the specific type and number of securities to be issued in the course of the financing process. The Registration Statement was declared effective by the SEC on May 14, 1998.

     In connection with filing the Registration Statement, the Company's Board of Directors approved terminating the repurchase of Tesoro's Common Stock under a repurchase program that was initiated in May 1997. The repurchase program, which was scheduled to conclude at the end of 1998, is inconsistent with the shelf registration and the Company's growth strategies.

NOTE D -- COMMITMENTS AND CONTINGENCIES

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party under the Federal Superfund law. Although this law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved and an estimated total cost of approximately $500,000 among all of the parties to close the site. The Company is currently involved in settlement discussions with the Environmental Protection Agency and other potentially responsible parties at the Abbeville, Louisiana site. The Company expects, based on these discussions, that its liability will not exceed $25,000. The Company is also involved in

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties.

     At March 31, 1998, the Company's accruals for environmental expenses amounted to $8.7 million, which included a noncurrent liability of approximately $2.5 million for remediation of the Kenai Pipe Line Company's ("KPL") properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. To comply with environmental laws and regulations, the Company currently anticipates that it will make capital improvements of approximately $7 million in 1998 and $2 million in 1999 related to its current operations. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1998 and $2 million in 1999 with a remaining $5 million to be spent by 2002.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

     In connection with the Hawaii Acquisition discussed in Note B, certain subsidiaries of BHP (the "BHP Sellers") and the Company will execute a separate environmental agreement at closing, whereby the BHP Sellers will indemnify Tesoro and BHP Refining and BHP South Pacific for environmental costs arising out of conditions which exist at, or existed prior to, closing subject to a maximum limit of $9.5 million. Under the environmental agreement, the first $5 million of these liabilities will be the responsibility of the BHP Sellers and the next $6 million will be shared on the basis of 75% by the BHP Sellers and 25% by Tesoro. The environmental indemnity will survive for a ten-year period. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit for claims made.

     Under the agreement related to the Washington Acquisition, Shell Refining Holding Company, a subsidiary of Shell, generally has agreed to indemnify the Company for environmental liabilities at the Washington Refinery arising out of conditions which existed at or prior to the closing date. However, the Company is responsible for the first $0.5 million in environmental costs in each year and 50% of environmental costs over $1 million in each year, subject to a maximum aggregate liability of $5 million.

NOTE E -- INCENTIVE COMPENSATION STRATEGY

     In June 1996, the Company's Board of Directors unanimously approved a special incentive compensation strategy in order to encourage a longer-term focus for all employees to perform at an outstanding level. The strategy provided eligible employees with incentives to achieve a significant increase in the market price of the Company's Common Stock. Under the strategy, awards would be earned only if the market price of the Company's Common Stock reaches an average price per share of $20 or higher over any 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees will be able to earn cash bonuses equal to 25% of their individual payroll amounts for the previous twelve complete months and certain executives have been granted, from the Company's Amended and Restated Executive Long-Term Incentive Plan ("Plan"), a total of 340,000 stock options at an exercise price of $11.375 per share, the fair market value (as defined in the Plan) of a share of the Company's Common Stock on the date of grant, and 350,000 shares of restricted Common Stock, all of which vest only upon achieving the Performance Target.

     On May 12, 1998, the Performance Target was achieved which will result in a pretax charge of approximately $23 million ($13 million in cash and $10 million related to the vesting of restricted stock awards and stock options) in the second quarter of 1998. On an aftertax basis, the charge will be approximately $15 million ($0.57 per share), representing 6% of the total aggregate increase in shareholder value since approval of the special incentive strategy in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Those statements in the Management's Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" on page 18 for discussion of the factors which could cause actual results to differ materially from those projected in such statements.

GENERAL

     The Company is focused on its long-term strategy to maximize returns and develop full value of its assets through strategic growth, including acquisitions and diversifications in all of its operating segments. In this regard, the Company has entered into two agreements whereby Tesoro's annual revenues and scope of its refining and marketing operations will be significantly increased, if the proposed acquisitions are consummated. On May 1, 1998, the Company entered into an agreement to acquire the capital stock of Shell Anacortes Refining Company, an affiliate of Shell Oil Company (the "Washington Acquisition"), which owns and operates a 108,000-barrel per day refinery near Anacortes, Washington. Combined with Tesoro's agreement entered into on March 18, 1998, to purchase The Broken Hill Proprietary Company Limited's ("BHP") Hawaii refinery and related operating assets ("Hawaii Acquisition"), Tesoro will own and operate three West Coast refineries with a combined throughput capacity of approximately 280,000 barrels per day. Tesoro expects the cumulative effects of the two acquisitions, if consummated, to be accretive to 1999 earnings and cash flows. The results may be neutral in 1998 primarily due to the mid-year timing of the proposed acquisitions and a maintenance turnaround at the Hawaii facility this summer. Annual synergies and cost savings from integration of the operations are estimated to be $25 million beginning in 1999. Identified synergies between the Washington, Alaska and Hawaii refineries include logistical savings, transportation of excess feedstock or products to areas that are short in supply, further processing of intermediate products, as well as marketing and operational savings resulting from having refineries close to retail operations. For further information regarding the Washington Acquisition and Hawaii Acquisition (collectively, the "Acquisitions") and related financing, see Notes B and C of Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  SUMMARY

     Tesoro's net earnings of $6.1 million, or $0.23 per share, for the three months ended March 31, 1998 ("1998 Quarter") compare with net earnings of $6.1 million, or $0.23 per share, for the three months ended March 31, 1997 ("1997 Quarter"). Improved refined product margins combined with higher sales volumes in the Company's Refining and Marketing segment and Marine Services segment during the 1998 Quarter were offset by lower natural gas prices in the Company's Exploration and Production segment. A discussion and analysis of the factors contributing to these results are presented below.

REFINING AND MARKETING

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                              (DOLLARS IN MILLIONS
                                                               EXCEPT PER BARREL
                                                                    AMOUNTS)
Gross Operating Revenues:
  Refined products..........................................  $ 122.7     $ 155.8
  Other, primarily crude oil resales and merchandise........     17.5        18.6
                                                              -------     -------
     Gross Operating Revenues...............................  $ 140.2     $ 174.4
                                                              =======     =======
Total Operating Profit:
  Gross margin:
     Refinery(a)............................................  $  24.0     $  18.3
     Non-refinery(b)(c).....................................      9.7         6.4
                                                              -------     -------
          Total gross margins...............................     33.7        24.7
  Operating expenses........................................     24.2        21.5
  Depreciation and amortization.............................      3.0         3.1
                                                              -------     -------
     Operating Profit.......................................  $   6.5     $   0.1
                                                              =======     =======
Capital Expenditures........................................  $   2.0     $   2.9
                                                              =======     =======
Kenai Refinery Throughput:
  Barrels per day...........................................   56,148      49,140
  % Alaska North Slope ("ANS") crude oil....................      42%         79%
Refined Products Manufactured (average daily barrels):
  Gasoline and gasoline blend stocks........................   15,211      12,887
  Middle distillates, including jet fuel and diesel fuel....   25,156      20,829
  Heavy oils and residual products..........................   15,128      14,539
  Other.....................................................    2,173       2,647
                                                              -------     -------
          Total Refined Products Manufactured...............   57,668      50,902
                                                              =======     =======
Refinery Product Spread ($/barrel)(c).......................  $  4.75     $  4.13
                                                              =======     =======
Total Segment Product Sales (average daily barrels)(c):
  Gasoline..................................................   14,495      16,738
  Middle distillates........................................   32,875      26,253
  Heavy oils and residual products..........................   18,308      17,890
                                                              -------     -------
          Total Product Sales...............................   65,678      60,881
                                                              =======     =======

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                              (DOLLARS IN MILLIONS
                                                               EXCEPT PER BARREL
                                                                    AMOUNTS)
Total Segment Product Sales Prices ($/barrel):
  Gasoline..................................................  $ 28.52     $ 33.64
  Middle distillates........................................  $ 22.33     $ 32.09
  Heavy oils and residual products..........................  $ 11.32     $ 18.19

Total Segment Gross Margins on Product Sales ($/barrel) (e):
  Average sales price.......................................  $ 20.65     $ 28.43
  Average costs of sales....................................    15.58       24.63
                                                              -------     -------
     Gross Margin...........................................  $  5.07     $  3.80
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

(c) Amounts reported in the prior period have been reclassified to conform with current presentation.

(d) Sources of total products sales include products manufactured at the Kenai Refinery, products drawn from inventory balances and products purchased from third parties. The Company's purchases of refined products for resale averaged approximately 11,700 and 11,500 barrels per day for the three months ended March 31, 1998 and 1997, respectively.

(e) Gross margins on total product sales include margins on sales of purchased products, together with the effect of changes in inventories.

     The Refining and Marketing segment's operating profit of $6.5 million in the 1998 Quarter increased $6.4 million from operating profit of $0.1 million in the 1997 Quarter. The improvement in results from Refining and Marketing was due to a combination of factors, including improved refined product yields, higher throughput volumes at the refinery and increased sales within the segment's core Alaska market, all of which contributed to improved refinery margins. The 1998 Quarter benefited from an expansion completed in October 1997 of the Kenai Refinery's hydrocracker unit, which increased the unit's capacity by approximately 25% and enables the Company to produce more jet fuel, a product in short supply in Alaska. The expansion, together with the addition of a new, high-yield jet fuel hydrocracker catalyst, began to favorably impact this segment's results in the fourth quarter of 1997.

     During the 1998 Quarter, throughput at the Kenai Refinery increased by 7,000 barrels per day, a 14% increase over the 1997 Quarter. Production of middle distillates increased by 4,300 barrels per day (a 21% increase over the 1997 Quarter) and production of gasoline increased by 2,300 barrels per day (an 18% increase over the 1997 Quarter). Product sales volumes increased by 8% over the 1997 Quarter, which included a 15% increase within the core Alaska market. The increase in sales in Alaska was mainly due to a long-term retail capital spending program, primarily focused in the Anchorage area, which was initiated in 1997. The improved product slate and marketing efforts contributed to an increase in the Company's refinery product spread to $4.75 per barrel in 1998, compared to $4.13 per barrel in 1997, reflecting a 39% decrease in the Company's per barrel feedstock cost with a 30% decline in per barrel yield value.

     Revenues from sales of refined products in the Company's Refining and Marketing segment decreased during the 1998 Quarter due to a 27% decline in average sales prices partly offset by the 8% increase in sales volumes. Other revenues included crude oil resales of $10.5 million in the 1998 Quarter and $10.7 million in the 1997 Quarter. Costs of sales decreased in the 1998 Quarter due to lower feedstock prices. Margins from non-refinery activities increased to $9.7 million in the 1998 Quarter due primarily to a 14% increase in retail volumes and improved margins on products sold outside of Alaska. Operating expenses were higher in the 1998 Quarter due to increased marketing costs.

     The Company's initiatives to enhance its product slate and sell more product within Alaska, as discussed above, have improved the fundamental earnings potential of this segment. Certain of these initiatives, such as the hydrocracker expansion, were completed in the fourth quarter of 1997. Future quarters will continue to benefit from the impact of these initiatives. Future profitability of this segment, however, will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company. As previously discussed, the revenues and scope of the Refining and Marketing segment will be significantly increased upon the consummations of the Hawaii Acquisition and Washington Acquisition (see Note B of Notes to Condensed Consolidated Financial Statements).

EXPLORATION AND PRODUCTION

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              --------      -------
                                                              (DOLLARS IN MILLIONS
                                                                 EXCEPT PER UNIT
                                                                    AMOUNTS)
U.S. (a):
  Gross operating revenues..................................  $   19.1      $  21.5
  Other income..............................................       0.6          1.6
  Production costs..........................................       2.5          1.7
  Administrative support and other operating expenses.......       0.4          0.5
  Depreciation, depletion and amortization..................       8.9          7.9
                                                              --------      -------
     Operating Profit -- U.S. ..............................       7.9         13.0
                                                              --------      -------
BOLIVIA:
  Gross operating revenues..................................       3.1          1.9
  Production costs..........................................       0.3          0.2
  Administrative support and other operating expenses.......       0.6          0.5
  Depreciation, depletion and amortization..................       0.5          0.2
                                                                            -------
     Operating Profit -- Bolivia............................       1.7          1.0
                                                              --------      -------
          TOTAL OPERATING PROFIT -- EXPLORATION AND
            PRODUCTION......................................  $    9.6      $  14.0
                                                              ========      =======
U.S.:
  Average Daily Net Production:
     Natural gas (thousand cubic feet, "Mcf")...............    99,135       94,103
     Oil (barrels)..........................................       173          145
          Total (thousand cubic feet equivalent, "Mcfe")....   100,173       94,973
  Average Prices:
     Natural gas ($/Mcf)(b).................................  $   2.01      $  2.34
     Oil ($/barrel).........................................  $  14.13      $ 21.14
  Average Operating Expenses ($/Mcfe):
     Lease operating expenses...............................  $   0.21      $  0.16
     Severance taxes........................................      0.06         0.04
                                                              --------      -------
          Total production costs............................      0.27         0.20
     Administrative support and other.......................      0.05         0.05
                                                              --------      -------
          Total Operating Expenses..........................  $   0.32      $  0.25
                                                              ========      =======
  Depletion ($/Mcfe)........................................  $   0.97      $  0.91
                                                              ========      =======
  Capital Expenditures......................................  $   18.2      $   7.0
                                                              ========      =======
BOLIVIA:
  Average Daily Net Production:
     Natural gas (Mcf)......................................    22,769       10,999
     Condensate (barrels)...................................       816          316
          Total (Mcfe)......................................    27,665       12,895
  Average Prices:
     Natural gas ($/Mcf)....................................  $   0.97      $  1.32
     Condensate ($/barrel)..................................  $  15.78      $ 19.28
  Average Operating Expenses ($/Mcfe):
     Production costs.......................................  $   0.11      $  0.16
     Administrative support and other.......................      0.29         0.41
                                                              --------      -------
          Total Operating Expenses..........................  $   0.40      $  0.57
                                                              ========      =======
  Depletion ($/Mcfe)........................................  $   0.21      $  0.15
                                                              ========      =======
  Capital Expenditures......................................  $    2.3      $   4.0
                                                              ========      =======

---------------

(a) Represents the Company's U.S. oil and gas operations combined with gas transportation activities.

(b) Includes effects of the Company's natural gas commodity price agreements which amounted to a loss of $.19 per Mcf for the three months ended March 31, 1997. There were no such agreements during the three months ended March 31, 1998.

EXPLORATION AND PRODUCTION

     U.S. Operating profit from the Company's U.S. exploration and production operations was $7.9 million in the 1998 Quarter compared with $13.0 million in the 1997 Quarter. While the Company's production increased by 5%, natural gas prices declined by $0.33 per Mcf, or 14%, to $2.01 per Mcf in the 1998 Quarter compared to $2.34 per Mcf in the 1997 Quarter. The 1997 Quarter also benefited from income of $1.6 million for retroactive severance tax refunds for production in prior years, with no substantial refunds received in the 1998 Quarter.

     The Company's production volumes averaged 100.2 million cubic feet equivalents ("Mmcfe") per day in the 1998 Quarter compared to 95.0 Mmcfe per day in the 1997 Quarter. This increase in the Company's production consisted of a
30.4 million cubic feet ("Mmcf") per day decline from the Bob West Field offset by a 35.6 Mmcfe per day production increase from other U.S. fields. The Company's production outside of the Bob West Field rose to 51% of total production during the 1998 Quarter, as compared to 17% in the 1997 Quarter.

     Gross operating revenues from the Company's U.S. operations decreased by $2.4 million, primarily due to lower spot market prices for sales of natural gas. Other income was lower in the 1998 Quarter due to fewer refunds of severance taxes. Production costs were higher by $0.8 million ($0.07 per Mcfe) primarily due to higher lease operating expenses. Lease operating costs in the aggregate for the Bob West Field remained relatively flat, while production volumes have declined, resulting in an increase in per unit lease operating expense from $0.13 per Mcf in the 1997 Quarter to $0.22 per Mcf in the 1998 Quarter. Lease operating costs in the aggregate for other fields have doubled, while production volumes have tripled, resulting in a decrease in per unit lease operating cost from $0.29 per Mcfe to $0.19 per Mcfe. Depreciation, depletion and amortization increased by $1.0 million, or 13%, due to a higher depletion rate and increased volumes.

     From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During the 1997 Quarter, the Company used such agreements to set the price of 34% of the natural gas production that it sold in the spot market and recognized a loss of $1.6 million ($.19 per Mcf) related to these price agreements. The Company did not have any such transactions during the 1998 Quarter.

     BOLIVIA. Operating profit from the Company's Bolivian operations increased to $1.7 million in the 1998 Quarter, from $1.0 million operating profit in the 1997 Quarter. Although Bolivian natural gas prices fell to $0.97 per Mcf from $1.32 per Mcf realized in the 1997 Quarter, net production volumes more than doubled to 27.7 Mmcfe per day from 12.9 Mmcfe per day in the 1997 Quarter. Production in the 1997 Quarter was affected by lower contractual purchases made to balance prior over-production in 1996 and also by constraints from repairs to a non-Company-owned pipeline that transports gas from Bolivia to Argentina. Additionally, production in the 1998 Quarter reflects an increase resulting from the Company's purchase of interests held by its former joint venture participant in July 1997.

     A lack of market access has constrained natural gas production in Bolivia. The Company believes that the completion of a 1,900-mile pipeline from Bolivia to Brazil will provide access to larger gas-consuming markets. Upon completion of this pipeline, the Company will face intense competition from major and independent natural gas companies operating in Bolivia for a share of the contractual volumes to be exported to Brazil. It is anticipated that each producer's share of the contractual volumes will be allocated by a Bolivian governmental agency according to a number of factors, including the producer's reserve volumes and production capacity. Although the Company expects gas deliveries on the pipeline to begin in early 1999, there can be no assurance that the pipeline will be operational by such date. With the exception of the volumes currently under contract with the Bolivian government, the Company cannot be assured of the amount of additional volumes that will be exported to Brazil upon completion of the pipeline.

     The productive capacity of the Company's wells in Bolivia, including shut-in wells, is approximately 120 Mmcf per day gross. In addition, two wells have been spudded during the second quarter of 1998 as part of a five-well program designed to increase proved reserves.

MARINE SERVICES

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                               1998         1997
                                                               -----        -----
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Gross Operating Revenues:
  Fuels.....................................................   $25.8        $28.2
  Lubricants and other......................................     4.1          4.3
  Services..................................................     2.9          3.0
                                                               -----        -----
     Gross Operating Revenues...............................    32.8         35.5
Costs of Sales..............................................    23.6         27.3
                                                               -----        -----
     Gross Profit...........................................     9.2          8.2
Operating Expenses and Other................................     6.8          6.9
Depreciation and Amortization...............................     0.6          0.4
                                                               -----        -----
          Operating Profit..................................   $ 1.8        $ 0.9
                                                               =====        =====
Sales Volumes (millions of gallons):
  Fuels, primarily diesel...................................    47.9         39.6
  Lubricants................................................     1.7          0.7
Capital Expenditures........................................   $ 1.2        $ 2.2

     Gross operating revenues declined by $2.7 million during the 1998 Quarter due primarily to lower fuel sales prices partly offset by increased volumes. Cost of sales decreased by $3.7 million, which also reflects the lower fuel prices. In total, operating profit improved by $0.9 million largely due to increased margins.

     The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

INTEREST EXPENSE

     Interest expense of $2.7 million for the 1998 Quarter compares with $1.6 million in the 1997 Quarter. The increase was primarily due to higher borrowings under the Company's revolving credit facility to fund net working capital requirements, arising primarily from higher crude oil levels at the Kenai Refinery, and to fund capital expenditures.

INCOME TAX PROVISION

     The income tax provision was $4.8 million in the 1998 Quarter and $3.5 million in the 1997 quarter, representing effective tax rates of 44% and 36%, respectively. The increase in the effective tax rate was primarily due to foreign taxes on the Company's increased Bolivian revenues.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

     The Company's primary sources of liquidity are its internal cash generation and external financing. During the 1998 Quarter, the Company made capital expenditures of $24 million, which were funded through a combination of cash flows from operations and external borrowings. At March 31, 1998, the Company's debt-to-capitalization ratio was 29% which will enable the Company to access capital markets (see Note C of Notes to Condensed Consolidated Financial Statements).

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

RECENT DEVELOPMENTS

     The Acquisitions, as discussed in Note B, will be funded using revolving credit and term loans, which have been fully underwritten by Lehman Brothers, and a combination of senior subordinated debt, common stock and preferred stock. In addition to funding the cash consideration of the Acquisitions, the financings will provide the Company with increased letter of credit capacity, funds to refinance substantially all of its existing indebtedness and funds for future working capital needs and general corporate purposes, including the Company's 1998 capital budget. The Company is currently in the documentation stage of negotiations for the revolving credit and term loans.

     On May 4, 1998, the Company filed a universal shelf registration statement ("Registration Statement") with the SEC for $600 million of debt or equity securities for acquisitions or general corporate purposes. Tesoro will determine the specific type and number of securities to be issued during the course of the financing process. The Registration Statement was declared effective by the Securities and Exchange Commission on May 14, 1998.

     In connection with filing the Registration Statement, the Company's Board of Directors approved terminating the repurchase of Tesoro's Common Stock under a repurchase program that was initiated in May 1997. The repurchase program, which was scheduled to conclude at the end of 1998, is inconsistent with the shelf registration and the Company's growth strategies.

     On May 12, 1998, employee incentive payments were triggered when the high and low trading price of the Company's Common Stock averaged $20 per share over a 20 consecutive trading day period under an incentive strategy approved by the Company's Board of Directors in June 1996. The triggering of those awards reflects an aggregate increase of more than $250 million in the market value of the Company's Common Stock since June 1996. The triggering of the incentive program will result in a pretax charge of approximately $23 million (of which approximately $10 million is non-cash) during the second quarter of 1998. On an aftertax basis, the charge will be approximately $15 million ($0.57 per share) which represents approximately 6% of the increase in Tesoro's market value since June 1996. For further information related to the incentive strategy, see Note E of Notes to Condensed Consolidated Financial Statements.

EXISTING CREDIT ARRANGEMENTS

     The Company's amended and restated corporate revolving credit agreement ("Credit Facility"), which expires in April 2000, provides total commitments of $150 million from a consortium of nine banks. The Company, at its option, has currently activated $100 million of these commitments. The Credit Facility provides for the issuance of letters of credit, and for cash borrowings up to $100 million, with the aggregate subject to a borrowing base (which was approximately $136 million at March 31, 1998). At March 31, 1998, the Company had outstanding cash borrowings of $51 million under the Credit Facility. Cash borrowings under the Credit Facility are generally used on a short-term basis to finance working capital requirements and capital expenditures. Under the Credit Facility, at March 31, 1998, the Company had outstanding letters of credit of $24 million, primarily for royalty crude oil purchases from the State of Alaska. Unused availability, including unactivated commitments, under the Credit Facility at March 31, 1998 for additional borrowings and letters of credit totaled $75 million. The Company is also permitted to utilize unsecured letters of credit outside of the Credit Facility up to $40 million (none outstanding at March 31, 1998).

CAPITAL SPENDING

     For the year 1998, the Company has a total capital budget of approximately $195 million, excluding amounts required to fund the Acquisitions and capital expenditures for operations related to the Acquisitions. Capital expenditures for 1998 are expected to be financed through a combination of cash flows from operations, available cash reserves and additional borrowings under credit arrangements. Actual capital expenditures may vary from these projections due to a number of factors, including the timing of drilling projects and the extent to which properties are acquired. During the 1998 Quarter, the Company's capital expenditures totaled $24 million which were financed primarily with external financing and internally-generated cash flows.

     The Exploration and Production segment accounts for $139 million, or 71%, of the budget with $82 million planned for U.S. activities and $57 million for Bolivia. Planned U.S. expenditures include $25 million for acquisitions, $21 million for development drilling (participation in 30 wells), $17 million for leasehold, geological and geophysical, and $17 million for exploratory drilling (participation in 20 wells). In Bolivia, the drilling program is budgeted at $14 million for development drilling (three wells) and $12 million for exploratory drilling (two wells), with the remainder planned for upgrading a gas processing plant, laying gathering lines to shut-in wells, workovers and three-dimensional seismic activity. For the 1998 Quarter, actual U.S. expenditures in the Exploration and Production segment were $18 million, principally for the participation in the drilling of three development wells (three completed) and seven exploratory wells (three completed). In Bolivia, capital spending for the 1998 Quarter totaled $2 million, primarily for exploratory costs.

     Capital spending, other than the Acquisitions, for the Refining and Marketing segment is planned at $39 million, which includes $20 million towards the retail marketing expansion program in Alaska started in 1997, $8 million for environmental and $8 million for refinery improvements. The Refining and Marketing segment spent approximately $2 million towards these projects during the 1998 Quarter.

     The Marine Services capital budget is $9 million, of which $1 million was spent during the 1998 Quarter. The capital budget is primarily directed towards equipment and facility upgrades together with potential acquisitions.

CASH FLOWS

     Components of the Company's cash flows are set forth below (in millions):

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Cash Flows From (Used In):
  Operating Activities......................................  $  6.4   $ 23.8
  Investing Activities......................................   (29.5)   (16.8)
  Financing Activities......................................    17.0      1.6
                                                              ------   ------
Increase (Decrease) in Cash and Cash Equivalents............  $ (6.1)  $  8.6
                                                              ======   ======

     Net cash from operating activities during the 1998 Quarter totaled $6 million, compared to $24 million in the 1997 Quarter. Although the level of earnings during both quarters was relatively the same, working capital components were higher during the 1998 quarter. Net cash used in investing activities of $29 million during the 1998 Quarter included capital expenditures of $24 million, primarily in the Company's exploration and production segment, and an escrow deposit of $5 million for the Hawaii Acquisition. Net cash from financing activities of $17 million during the 1998 Quarter included additional borrowings of $23 million under the Credit Facility, partially offset by payments of other long-term debt, including repayment and termination of a marine services loan. During the 1998 Quarter, gross borrowings under revolving credit lines were $110 million, with $92 million of repayments. At March 31, 1998, the Company's outstanding borrowings under the

Credit Facility were $51 million and net working capital totaled $87 million, which included cash and cash equivalents of $2.3 million.

ENVIRONMENTAL

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties. At March 31, 1998, the Company's accruals for environmental expenses amounted to $8.7 million, which included a noncurrent liability of $2.5 million for remediation of KPL's properties that has been funded by the former owners of KPL through a restricted escrow deposit. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $7 million in 1998 and $2 million in 1999. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1998 and $2 million in 1999 with a remaining $5 million to be spent by 2002.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Kenai Refinery, retail gasoline outlets (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

     For further information on environmental contingencies, including environmental matters related to the Acquisitions, see Note D of Notes to Condensed Consolidated Financial Statements.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     See the Exhibit Index immediately preceding the exhibits filed herewith.

  (b) Reports on Form 8-K

     A report on Form 8-K was filed on May 13, 1998, reporting information under
Item 5 related to the Company's proposed acquisition of all of the outstanding stock of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. (collectively, "BHP Hawaii") and filing financial statements of BHP Hawaii and related pro forma financial information under Item 7. Financial statements included in the Form 8-K were as follows: (i) Audited Combined Financial Statements of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of May 31, 1997 and 1996; and (ii) Unaudited Combined Financial Statements of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of December 31, 1997 and 1996. Pro Forma Combined Condensed Financial Statements of the Company, BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of and for the year ended December 31, 1997 were also filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TESORO PETROLEUM CORPORATION
                                                         REGISTRANT

Date:  May 15, 1998                                /s/ BRUCE A. SMITH
                                            ------------------------------------
                                                       Bruce A. Smith
                                            Chairman of the Board of Directors,
                                               President and Chief Executive
                                                          Officer

Date:  May 15, 1998                                 /s/ DON E. BEERE
                                            ------------------------------------
                                                        Don E. Beere
                                                 Vice President, Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
           2.1             Stock Purchase Agreement, dated May 1, 1998, among Shell
                           Refining Holding Company, Shell Anacortes Refining Company
                           and the Company.

          27.1             Financial Data Schedule (March 31, 1998).

          27.2             Restated Financial Data Schedule (March 31, 1997).

          27.3             Restated Financial Data Schedule (June 30, 1997).

          27.4             Restated Financial Data Schedule (September 30, 1997).

          27.5             Restated Financial Data Schedule (March 31, 1996).

          27.6             Restated Financial Data Schedule (June 30, 1996).

          27.7             Restated Financial Data Schedule (September 30, 1996).