Form 10-Q
period 1998-06-30
TESORO PETROLEUM CORP /NEW/
filed 1998-08-14
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


There were 32,322,395 shares of the registrant's Common Stock outstanding at July 31, 1998.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS



                                                                      Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 1998 and
    December 31, 1997. . . . . . . . . . . . . . . . . . . . . .       3

   Condensed Statements of Consolidated Operations - Three Months
    and Six Months Ended June 30, 1998 and 1997. . . . . . . . .       4

   Condensed Statements of Consolidated Cash Flows - Six Months Ended
    June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .       5

   Notes to Condensed Consolidated Financial Statements. . . . .       6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . .      13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .      26

  Item 2.  Changes in Securities and Use of Proceeds . . . . . .      27

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .      28


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      29


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . .      30

                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   June 30,     December 31,
                                                                     1998           1997*
                                                                     ----           ----
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $   26,408     $    8,352
 Receivables, less allowance for doubtful accounts of $1,886
  ($1,373 at December 31, 1997). . . . . . . . . . . . . . . . .     112,053         76,282
 Inventories:
  Crude oil and wholesale refined products, at LIFO. . . . . . .     141,307         68,227
  Merchandise and other refined products . . . . . . . . . . . .      18,748         13,377
  Materials and supplies . . . . . . . . . . . . . . . . . . . .      15,391          5,755
 Prepayments and other . . . . . . . . . . . . . . . . . . . . .       8,953          9,842
                                                                   ----------     ----------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . .     322,860        181,835
                                                                   ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . .     590,570        370,174
 Exploration and production (full-cost method of accounting) . .     341,359        291,411
 Marine services . . . . . . . . . . . . . . . . . . . . . . . .      49,851         43,072
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,138         13,689
                                                                   ----------     ----------
                                                                     997,918        718,346
  Less accumulated depreciation, depletion and amortization. . .     331,730        304,523
                                                                   ----------     ----------
  Net Property, Plant and Equipment. . . . . . . . . . . . . . .     666,188        413,823
                                                                   ----------     ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .      52,840         32,150
                                                                   ----------     ----------
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .  $1,041,888     $  627,808
                                                                   ==========     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $  100,322     $   58,767
 Accrued liabilities and current income taxes payable. . . . . .      57,637         31,726
 Current maturities of long-term debt and other obligations. . .       2,711         17,002
                                                                   ----------     ----------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . .     160,670        107,495
                                                                   ----------     ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .      33,430         28,824
                                                                   ----------     ----------

OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . .      45,681         43,211
                                                                   ----------     ----------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT MATURITIES . . . . . . . . . . . . . . . . . . . . . .     451,670        115,314
                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note E)

STOCKHOLDERS' EQUITY
 Common stock, par value $0.16-2/3; authorized 50,000,000 shares;
  26,885,080 shares issued (26,506,601 in 1997). . . . . . . . .       4,480          4,418
 Additional paid-in capital. . . . . . . . . . . . . . . . . . .     198,319        190,925
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . .     153,275        140,980
 Treasury stock, 323,162 common shares (216,453 in 1997), at cost     (5,637)        (3,359)
                                                                   ----------     ----------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . .     350,437        332,964
                                                                   ----------     ----------

   Total Liabilities and Stockholders' Equity. . . . . . . . . .  $1,041,888     $  627,808
                                                                   ==========     ==========

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

                            TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                             (UNAUDITED)
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended        Six Months Ended
                                                               June 30,                June 30,
                                                       ---------------------   ---------------------
                                                           1998        1997        1998        1997
                                                           ----        ----        ----        ----
REVENUES
 Refining and marketing. . . . . . . . . . . . . . . . $ 207,506   $ 161,771   $ 347,719   $ 336,171
 Exploration and production. . . . . . . . . . . . . .    21,534      18,590      43,756      41,948
 Marine services . . . . . . . . . . . . . . . . . . .    29,157      30,338      61,975      65,833
 Other income. . . . . . . . . . . . . . . . . . . . .    20,632       2,607      21,418       4,206
                                                         --------    --------    --------    --------
  Total Revenues . . . . . . . . . . . . . . . . . . .   278,829     213,306     474,868     448,158
                                                         --------    --------    --------    --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . . . . .   182,727     149,758     313,447     320,912
 Exploration and production. . . . . . . . . . . . . .     3,490       2,937       7,415       5,782
 Marine services . . . . . . . . . . . . . . . . . . .    26,874      29,499      57,471      63,715
 Depreciation, depletion and amortization. . . . . . .    14,854      11,229      27,798      22,826
                                                         --------    --------    --------    --------
  Total Segment Operating Costs and Expenses . . . . .   227,945     193,423     406,131     413,235
                                                         --------    --------    --------    --------

SEGMENT OPERATING PROFIT . . . . . . . . . . . . . . .    50,884      19,883      68,737      34,923

Other Operating Costs and Expenses . . . . . . . . . .    (7,934)        -        (7,934)        -
General and Administrative . . . . . . . . . . . . . .    (3,852)     (3,145)     (7,224)     (6,183)
Interest Expense, Net of Capitalized Interest in 1997     (5,753)     (1,583)     (8,418)     (3,153)
Interest Income. . . . . . . . . . . . . . . . . . . .       305         890         413       1,324
Other Expense, Net . . . . . . . . . . . . . . . . . .   (14,611)       (941)    (15,645)     (2,232)
                                                         --------    --------    --------    --------

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . .    19,039      15,104      29,929      24,679
Income Tax Provision . . . . . . . . . . . . . . . . .     8,162       5,466      12,993       8,910
                                                         --------    --------    --------    --------

EARNINGS BEFORE EXTRAORDINARY ITEM . . . . . . . . . .    10,877       9,638      16,936      15,769
Extraordinary Loss on Extinguishment of Debt, Net of
 Income Tax Benefit of $2,401 in 1998. . . . . . . . .    (4,641)        -        (4,641)        -
                                                         --------    --------    --------    --------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . . $   6,236   $   9,638   $  12,295   $  15,769
                                                         ========    ========    ========    ========

NET EARNINGS PER SHARE - BASIC . . . . . . . . . . . . $    0.23   $    0.36   $    0.47   $    0.60
                                                         ========    ========    ========    ========
NET EARNINGS PER SHARE - DILUTED . . . . . . . . . . . $    0.23   $    0.36   $    0.46   $    0.59
                                                         ========    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES - BASIC . . . . . . . .    26,475      26,425      26,393      26,427
                                                         ========    ========    ========    ========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . . . . . .    27,202      26,787      26,997      26,808
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

                       TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        (UNAUDITED)
                                       (IN THOUSANDS)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                       1998           1997
                                                                       ----           ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,295     $   15,769
  Adjustments to reconcile net earnings to net cash from
    operating activities:
   Depreciation, depletion and amortization. . . . . . . . . . .      28,155         23,140
   Loss on extinguishment of debt, net of income tax benefit . .       4,641            -
   Amortization of deferred charges and other. . . . . . . . . .         712            333
   Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . .      14,749         57,853
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     (16,823)           811
    Accounts payable and other current liabilities . . . . . . .      (4,139)       (46,362)
    Obligation payments to State of Alaska . . . . . . . . . . .      (3,008)        (2,211)
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .       7,803          3,503
    Other assets and liabilities . . . . . . . . . . . . . . . .        (469)         4,514
                                                                    ---------      ---------
     Net cash from operating activities. . . . . . . . . . . . .      43,916         57,350
                                                                    ---------      ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .     (62,258)       (44,799)
  Acquisition and deposits (Note B). . . . . . . . . . . . . . .    (252,517)           -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (851)          (143)
                                                                    ---------      ---------
     Net cash used in investing activities . . . . . . . . . . .    (315,626)       (44,942)
                                                                    ---------      ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings under revolving credit facilities and term loans,
   net of repayments . . . . . . . . . . . . . . . . . . . . . .     393,000          2,182
  Refinancing of debt and obligations. . . . . . . . . . . . . .     (89,940)           -
  Financing costs and expenses . . . . . . . . . . . . . . . . .     (10,135)           -
  Payments of other long-term debt . . . . . . . . . . . . . . .      (1,986)        (2,293)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,173)          (237)
                                                                    ---------      ---------
     Net cash from (used in) financing activities. . . . . . . .     289,766           (348)
                                                                    ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .      18,056         12,060

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .       8,352         22,796
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .  $   26,408     $   34,856
                                                                    =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of $114 capitalized in 1997 . . . . . . . .  $    3,592     $    1,326
                                                                    =========      =========
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . .  $    5,965     $   18,872
                                                                    =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

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

Earnings per share have been restated for prior periods to conform with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 128 which establishes standards for computing and presenting basic and diluted earnings per share calculations.

NOTE B - ACQUISITIONS

Hawaii Refinery Acquisition

On May 29, 1998, the Company completed the acquisition (the "Hawaii Acquisition") of all of the outstanding capital stock of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. (together, "BHP Hawaii"), both of which were affiliates of The Broken Hill Proprietary Company Limited ("BHP"). The Hawaii Acquisition included a 95,000-barrel per day refinery (the "Hawaii Refinery") and 32 retail gasoline stations located in Hawaii. In addition, Tesoro and a BHP affiliate entered into a two-year crude supply agreement pursuant to which the BHP affiliate will assist Tesoro in acquiring crude oil feedstock sourced outside of North America and arrange for the transportation of such crude oil to the Hawaii Refinery.

Tesoro paid $243.5 million in cash for the Hawaii Acquisition, including $68.5 million for estimated net working capital. The cash purchase price is subject to post-closing adjustments. In addition, Tesoro issued an unsecured, non-interest bearing, promissory note ("BHP Note") for the purchase in the amount of $50 million, payable in five equal annual installments of $10 million each, beginning in 2009. The BHP Note provides for early payment to the extent of one-half of the amount by which earnings from the acquired assets, before interest expense, income taxes and depreciation, depletion and amortization, as specified in the BHP Note, exceed $50 million in any calendar year.

The Hawaii Acquisition was accounted for as a purchase in the second quarter of 1998 whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary allocation of the purchase price, as the purchase price allocation has not been finalized. The Company is awaiting certain financial information regarding assets acquired and liabilities assumed, including final appraisals on property acquired and valuations on certain assumed liabilities. Included in the preliminary allocation was an estimated $14.6 million present value of the BHP Note. The effects of accelerated payments under the BHP Note, if required, would be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

Under purchase accounting, BHP Hawaii's results have been included in Tesoro's consolidated financial statements since the date of acquisition. Had BHP Hawaii's results been included in Tesoro's results since January 1, 1997, and the Refinancing and Offerings completed (as defined in Note C below), Tesoro's consolidated results for the six months ended June 30, 1998 on a pro forma basis would have reflected revenues of approximately $800 million, earnings before extraordinary item of $19 million ($0.42 per basic and $0.41 per diluted share after preferred dividends) and net earnings of $15 million ($0.27 per basic and diluted share after preferred dividends). Tesoro's consolidated results for the six months ended June 30, 1997, on a pro forma basis would have reflected revenues of approximately $900 million and net earnings of $13 million ($0.21 per basic and diluted share after preferred dividends).

Washington State Refinery Acquisition

On August 10, 1998, the Company completed the acquisition (the "Washington Acquisition" and together with the Hawaii Acquisition, the "Acquisitions"), effective August 1, 1998, of all of the outstanding stock of Shell Anacortes Refining Company ("Shell Washington"), an affiliate of Shell Oil Company ("Shell"). The Washington Acquisition included an 108,000-barrel per day refinery (the "Washington Refinery") in Anacortes, Washington and related assets. The total cash purchase price for the Washington Acquisition was $237 million plus $39.6 million for estimated working capital, which is subject to post-closing adjustments. The Washington Acquisition will be accounted for as a purchase in the third quarter of 1998.

Exploration and Production

Through the first half of 1998, the Exploration and Production segment acquired an interest in 46,900 gross acres (21,200 net) for $3.4 million, located primarily in Chambers and Jefferson Counties in the Frio/Vicksburg Trend and in Wheeler County in the Texas Panhandle.

 In addition, in August 1998 the Company purchased a 50% working interest in the Stiles Ranch Field which includes 10,200 gross acres located in Wheeler County which are adjacent to 8,000 gross acres acquired earlier in the year. The interests acquired were producing approximately 2.6 million cubic feet equivalent per day, net, as of June 1, 1998 from 25 wells in the Granite Wash formation. The acquisition price included $8 million cash plus the conveyance of a 25% working interest in an undeveloped prospect owned by the Company in South Texas.

NOTE C - LONG-TERM DEBT AND EQUITY

Interim Credit Facility and Senior Credit Facility

In conjunction with closing the Hawaii Acquisition (see Note B), on May 29, 1998, Tesoro refinanced substantially all of its then-existing indebtedness (the "Refinancing"). The Company recorded an extraordinary loss on early extinguishment of debt of approximately $7.0 million pretax ($4.6 million aftertax, or $0.17 per basic and diluted share) for the Refinancing during the second quarter of 1998.

The total amount of funds required by Tesoro to complete the Hawaii Acquisition and the Refinancing, to pay related fees and expenses and for general corporate purposes was approximately $432 million, which was financed through a secured credit facility (the "Interim Credit Facility") provided by Lehman Commercial Paper Inc. ("LCPI"), an affiliate of Lehman Brothers Inc. The Interim Credit Facility replaced the Company's previous corporate revolving credit agreement. Subsequent to June 30, 1998, the Company refinanced all borrowings under the Interim Credit Facility with net proceeds from the Offerings (as defined below) and borrowings under the Senior Credit Facility (as defined below).

On July 2, 1998, and in connection with the Notes Offering (defined below) and the Washington Acquisition, the Company entered into a senior credit facility (the "Senior Credit Facility") with a group of lenders led by LCPI in the amount of $500 million. The Senior Credit Facility is comprised of term loan facilities aggregating $200 million (two $100 million tranches, the "Tranche A Term Loans" and the "Tranche B Term Loan") and a $300 million revolving credit facility (the "Revolver"). In addition, the Company may borrow up to $50 million under the Tranche A Term Loans, in up to five draws, for a period of up to six months following July 2, 1998. The Senior Credit Facility is guaranteed by substantially all of the Company's active direct and indirect subsidiaries (the "Guarantors") and is secured by substantially all of the domestic assets of the Company and each of the Guarantors. The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind (see Changes in Securities and Use of Proceeds in Part II, Item 2, contained herein).

The Revolver and the Tranche A Term Loans bear interest, at the Company's election, at either the Base Rate (as defined in the Senior Credit Facility) plus a margin ranging from 0.00% to 0.625% or the Eurodollar Rate (as defined in the Senior Credit Facility) plus a margin ranging from 1.125% to 2.125%. The Tranche B Term Loan bears interest, at the Company's election, at either the Base Rate plus a margin ranging from 0.50% to 0.625% or the Eurodollar Rate plus a margin ranging from 2.00% to 2.125%. Provisions of the Senior Credit Facility require prepayments to the Tranche A Term Loans and Tranche B Term Loan, with customary exceptions, in an amount equal to 100% of the net proceeds of certain incurred indebtedness, 100% of the net proceeds received by the Company and its subsidiaries (other than certain net proceeds reinvested in the business of the Company or its subsidiaries) from the disposition of any assets, including proceeds from the sale of stock of any of the Company's subsidiaries and a percentage of excess cash flow, depending on certain credit statistics.

In addition to funding the cash consideration of the Acquisitions and Refinancing, the Senior Credit Facility provides the Company with enhanced financial flexibility, such as increased working capital capacity and funds for general corporate purposes.

Equity Offerings

On May 4, 1998, the Company filed a universal shelf registration statement ("Universal Shelf Registration Statement") with the SEC for $600 million of debt or equity securities for acquisitions or general corporate purposes. The Universal Shelf Registration Statement was declared effective by the SEC on May 14, 1998. The Company offered Premium Income Equity Securities ("PIES") and Common Stock (collectively, the "Equity Offerings") from the Universal Shelf Registration Statement to provide partial funding for the Acquisitions discussed in Note B. On July 1, 1998, the Company issued 9,000,000 PIES, representing fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock, with gross proceeds of approximately $143.4 million, and 5,000,000 shares of Common Stock, with gross proceeds of $79.7 million. Upon exercise of the over-allotment options granted to the underwriters of the Equity Offerings, on July 8, 1998, the Company issued 1,350,000 PIES with gross proceeds of $21.5 million and 750,000 shares of Common Stock with gross proceeds of $11.9 million. Holders of PIES are entitled to receive a cash dividend. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events. For further information on PIES, see Part II, Item 2, Changes in Securities and Use of Proceeds.

Notes Offering

On July 2, 1998, concurrently with the syndication of the Senior Credit Facility, the Company issued $300 million aggregate principal amount of 9% Senior Subordinated Notes ("Senior Subordinated Notes") due 2008 (the "Notes Offering", and together with the Equity Offerings, the "Offerings") through a private offering eligible for Rule 144A. The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture (the "Indenture") for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the Indenture are less restrictive than those in the Senior Credit Facility (see Part II, Item 2). On August 7, 1998, a Registration Statement was declared effective by the SEC whereby the Company is offering, upon the terms and subject to the conditions set forth in the related Prospectus, to exchange $1,000 principal amount of its registered 9% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes"), for each $1,000 principal amount of its unregistered and outstanding Senior Subordinated Notes due 2008. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Subordinated Notes, except as described in the Prospectus.

Borrowings under the Senior Credit Facility, together with the net proceeds from the Offerings, were used to fund the cash purchase price of the Washington Acquisition, to refinance the Interim Credit Facility (a portion of which was used to finance the Hawaii Acquisition), to pay certain fees and expenses related to these transactions and for general corporate purposes (including working capital requirements and capital expenditures).

Capitalization

The following table sets forth the consolidated capitalization of the Company as of June 30, 1998 on an (i) historical basis and (ii) as adjusted to give effect to the Acquisitions, the Offerings including the exercise of the over-allotment options and the initial borrowings under the Senior Credit Facility (collectively, the "Transactions") (in millions):

                                                                    June 30, 1998
                                                               -----------------------
                                                                          As Adjusted
                                                                Tesoro      for the
                                                               Historical Transactions
                                                               ---------- ------------
Total Debt and Other Obligations, Including Current Maturities:
 Interim Credit Facility . . . . . . . . . . . . . . . . . . .   $ 421.0   $    -
 Senior Credit Facility. . . . . . . . . . . . . . . . . . . .       -        152.0
 Senior Subordinated Notes . . . . . . . . . . . . . . . . . .       -        298.3
 BHP Note (see Note B) . . . . . . . . . . . . . . . . . . . .      14.7       14.7
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18.7       18.7
                                                                  ------     ------
  Total Debt and Obligations . . . . . . . . . . . . . . . . .     454.4      483.7
Mandatorily Convertible Preferred Stock. . . . . . . . . . . .       -        164.9
Common Stockholders' Equity. . . . . . . . . . . . . . . . . .     350.4      431.9
                                                                  ------     ------
  Total Capitalization . . . . . . . . . . . . . . . . . . . .  $  804.8  $ 1,080.5
                                                                  ======     ======

The Company's debt-to-capitalization ratio at June 30, 1998 was approximately 56% on an historical basis and 45% on a pro forma basis.

Other

In connection with filing the Universal Shelf Registration Statement in May 1998, the Company's Board of Directors approved terminating the repurchase of Tesoro's Common Stock under a repurchase program that was initiated in May 1997.

At the 1998 Annual Meeting of Stockholders held on July 29, 1998, the Company's shareholders approved, among other proposals, to (i) amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 100,000,000 and (ii) increase the number of shares which can be granted under the Company's Amended and Restated Executive Long-Term Incentive Plan from 2,650,000 to 4,250,000.

NOTE D - BUSINESS SEGMENTS

The Company has adopted SFAS No. 131 which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be included in interim financial reports. Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. For the periods presented below, revenues were generated from sales to external customers and there were no intersegment revenues. Segment information for the three months and six months ended June 30, 1998 and 1997 is as follows (in millions):


                                                                      Three Months Ended     Six Months Ended
                                                                           June 30,             June 30,
                                                                      ------------------   ------------------
                                                                        1998      1997       1998      1997
                                                                        ----      ----       ----      ----
Refining and Marketing:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . . $ 207.6   $ 161.8    $ 347.8   $ 336.2
 Other income (expense). . . . . . . . . . . . . . . . . . . . . . .    (0.5)      -         (0.5)      -
 Operating costs and expenses. . . . . . . . . . . . . . . . . . . .   182.8     149.8      313.5     321.0
 Depreciation, depletion and amortization. . . . . . . . . . . . . .     4.3       3.2        7.3       6.3
                                                                      -------   -------    -------   -------
  Total Refining and Marketing Segment Operating Profit. . . . . . .    20.0       8.8       26.5       8.9
                                                                      -------   -------    -------   -------
Exploration and Production:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . .    21.6      18.6       43.8      42.0
 Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .    21.2       2.5       21.8       4.1
 Operating costs and expenses. . . . . . . . . . . . . . . . . . . .     3.6       2.9        7.4       5.8
 Depreciation, depletion and amortization. . . . . . . . . . . . . .    10.0       7.6       19.4      15.7
                                                                      -------   -------    -------   -------
  Total Exploration and Production Segment Operating
   Profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29.2      10.6       38.8      24.6
                                                                      -------   -------    -------   -------
Marine Services:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . .    29.1      30.3       61.9      65.8
 Operating costs and expenses. . . . . . . . . . . . . . . . . . . .    27.0      29.4       57.4      63.6
 Depreciation, depletion and amortization. . . . . . . . . . . . . .     0.5       0.4        1.1       0.8
                                                                      -------   -------    -------   -------
  Total Marine Services Segment Operating Profit . . . . . . . . . .     1.6       0.5        3.4       1.4
                                                                      -------   -------    -------   -------
Segment Operating Profit . . . . . . . . . . . . . . . . . . . . . . $  50.8   $  19.9    $  68.7   $  34.9
                                                                      =======   =======    =======   =======

Total assets for each operating segment are as follows (in millions):

                                                                     June 30,   December 31,
                                                                       1998         1997
                                                                     --------   ------------

Refining and Marketing . . . . . . . . . . . . . . . . . . . . . . . $ 686.7      $ 337.4
Exploration and Production . . . . . . . . . . . . . . . . . . . . .   234.4        209.0
Marine Services. . . . . . . . . . . . . . . . . . . . . . . . . . .    61.1         59.3
                                                                       -----        -----
 Total Segment Assets. . . . . . . . . . . . . . . . . . . . . . . . $ 982.2      $ 605.7
                                                                       =====        =====

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana, at which it has been named a potentially responsible party ("PRP") under the Federal Superfund law. Although this law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions to the cleanup of the site is expected to be limited based upon the number of companies, volumes of waste involved and an estimated total cost of approximately $500,000 among all of the parties to close the site. The Company is currently involved in settlement discussions with the Environmental Protection Agency ("EPA") and other PRPs at the Abbeville, Louisiana site. The Company expects, based on these discussions, that its liability will not exceed $25,000. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties. For further information regarding environmental matters, see Legal Proceedings in Part II, Item 1, included herein.

At June 30, 1998, the Company's accruals for environmental expenses totaled $10.9 million, which includes approximately $2.5 million for remediation of the Kenai Pipe Line ("KPL") properties (funded by the former owners of KPL through a restricted escrow deposit). Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals to be adequate.

In connection with the Hawaii Acquisition discussed in Note B, certain subsidiaries of BHP (the "BHP Sellers") and the Company have executed a separate environmental agreement, whereby the BHP Sellers have indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification is subject to a maximum limit of $9.5 million and expires after a period of ten years. Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP Sellers and the next $6.0 million will be shared on the basis of 75% by the BHP Sellers and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit.

Under the agreement related to the Washington Acquisition discussed in Note B, Shell Refining Holding Company, a subsidiary of Shell (the "Shell Seller"), generally has agreed to indemnify the Company for environmental liabilities at the Washington Refinery arising out of conditions which existed at or prior to the closing date and identified by the Company prior to August 1, 2001. The Company is responsible for environmental costs up to the first $0.5 million each year, after which the Shell Seller will be responsible for annual environmental costs up to $1.0 million. Annual costs greater than $1.0 million will be shared on a 50%/50% basis between the Company and the Shell Seller, subject to an aggregate maximum of $5.0 million and a ten-year term. Conditions that may require additional expenditures may exist for the Washington Acquisition, including but not limited to expenditures for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

In addition to environmental expenses, the Company anticipates that it will make capital improvements of approximately $10 million in 1998 and $5 million in 1999 to comply with environmental laws and regulations affecting its Alaska, Hawaii and the Gulf Coast operations. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities in Alaska are estimated to be $2 million in 1998 and $2 million in 1999, with a remaining $5 million to be spent by 2002.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

Other

The Company's results for the second quarter of 1998 reflected receipt of approximately $21 million pretax ($14 million aftertax) from an operator in the Bob West Field, representing funds that are no longer needed as a contingency reserve for litigation.

NOTE F - INCENTIVE COMPENSATION STRATEGY

In June 1996, the Company's Board of Directors unanimously approved a special incentive compensation strategy in order to encourage a longer-term focus for all employees to perform at an outstanding level. The strategy provided eligible employees with incentives to achieve a significant increase in the market price of the Company's Common Stock. Under the strategy, awards would be earned only if the market price of the Company's Common Stock reached an average price per share of $20 or higher over any 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees would be able to earn cash bonuses equal to 25% of their individual payroll amounts for the previous twelve complete months and certain executives were granted, from the Company's Amended and Restated Executive Long-Term Incentive Plan ("Plan"), a total of 340,000 stock options at an exercise price of $11.375 per share, the fair market value (as defined in the Plan) of a share of the Company's Common Stock on the date of grant, and 350,000 shares of restricted Common Stock, all of which vest only upon achieving the Performance Target.

On May 12, 1998, the Performance Target was achieved which resulted in a pretax charge of approximately $20 million ($10 million related to the vesting of restricted stock awards and stock options and $10 million in cash) in the second quarter of 1998. The pretax charge included approximately $8 million in other operating costs and expenses and approximately $12 million in other expense. On an aftertax basis, the charge was approximately $13 million, representing approximately 5% of the total aggregate increase in shareholder value since approval of the special incentive strategy in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in the Management's Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" on page 24 for discussion of the factors which could cause actual results to differ materially from those projected in such statements.

GENERAL

The Company's strategy is to (i) maximize return on capital employed and increase the competitiveness of each of its business units by reducing costs, increasing operating efficiencies and optimizing existing assets and (ii) expand its overall market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. In 1998, the Company plans to further improve profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. In the Exploration and Production segment, the strategy includes evaluating ways in which the Company can continue to diversify its oil and gas reserve base through both acquisitions and the drill bit and enhanced technical capabilities. The Company has made significant progress in diversifying its U.S. operations to areas other than the Bob West Field and has taken steps to begin serving emerging markets in South America. Improved profitability has positioned the Marine Services segment to participate in the consolidation of the industry by pursuing opportunities for expansion, as well as optimizing existing operations.

Tesoro acquired the Hawaiian refining and marketing assets of two subsidiaries of BHP in May 1998 and acquired the Washington Refinery and related refining assets from a subsidiary of Shell in August 1998. The Acquisitions are expected to triple Tesoro's annual revenues and significantly increase the scope of Tesoro's refining and marketing operations. Tesoro expects that the results of the Acquisitions will be accretive to earnings and cash flows beginning in 1999. The impact of the Acquisitions on earnings and cash flows may be neutral in 1998 primarily due to the mid-year timing of the Acquisitions and a scheduled maintenance turnaround at the Hawaii Refinery in the summer of 1998. The Company believes that there are significant cost saving and revenue enhancement opportunities available by integrating the Hawaii Refinery and Washington Refinery with its Alaskan operations and has currently identified $25 million of potential annual cost saving and revenue enhancing synergies. Management expects to begin to realize such synergies in the fourth quarter of 1998 with the full annual impact to be achieved in the fiscal year ending December 31, 1999. The Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

As part of the Company's long-term strategy, growth initiatives are planned in 1998 with capital spending projected to total $222 million, which includes estimated capital expenditures for the operations recently acquired. This capital spending projection represents an increase of 50% over 1997 capital expenditures. Approximately 62% of the 1998 projected capital spending is directed toward increased drilling and other related exploration costs, both in Bolivia and the U.S. Another 33% is planned for downstream operations, primarily improvements for retail marketing and refining operations. The remaining 5% of the projected capital spending is dedicated to corporate expenditures, primarily upgrading information systems.

The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Major shifts in the cost of crude oil used for refinery feedstocks and the price of refined products can result in a change in margin from the Refining and Marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and U.S. wholesale refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs. Similarly, changes in natural gas, condensate and oil prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's Exploration and Production operations. The Company may increase or decrease its natural gas production in response to market conditions. The carrying value of oil and gas assets may be subject to noncash write-downs based on changes in natural gas prices and other determining factors. Changes in natural gas prices also influence the level of drilling activity in the Gulf of Mexico. The Company's Marine Services operation, whose customers include offshore drilling contractors and related industries, could be impacted by significant fluctuations in natural gas prices. The Company's Marine Services segment uses the first-in, first-out ("FIFO") method of accounting for inventories of fuels. Changes in fuel prices can significantly impact inventory valuations and costs of sales in this segment.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

SUMMARY

Tesoro's net earnings of $6.2 million, or $0.23 per share, for the three months ended June 30, 1998 ("1998 Quarter") compare with net earnings of $9.7 million, or $0.36 per share, for the three months ended June 30, 1997 ("1997 Quarter"). For the year-to-date period, net earnings of $12.3 million, or $0.47 per basic share ($0.46 per diluted share), for the six months ended June 30, 1998 ("1998 Period") compare with net earnings of $15.8 million, or $0.60 per basic share ($0.59 per diluted share), for the six months ended June 30, 1997 ("1997 Period"). Significant items which affect the comparability between results for 1998 and 1997 are highlighted in the table below (in millions except per share amounts):

                                                                 Three Months Ended  Six Months Ended
                                                                      June 30,            June 30,
                                                                 ------------------  ----------------
                                                                   1998     1997       1998     1997
                                                                   ----     ----       ----     ----

Net Earnings as Reported . . . . . . . . . . . . . . . . . . . . $  6.2   $  9.7     $ 12.3   $ 15.8
Extraordinary Loss on Debt Extinguishments, Net of Income Tax
 Benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4.6       -         4.6       -
                                                                  ------   ------     ------   ------
Earnings Before Extraordinary Item . . . . . . . . . . . . . . .   10.8      9.7       16.9     15.8
                                                                  ------   ------     ------   ------
Significant Items Affecting Comparability, Pretax:
 Income from receipt of contingency funds from an operator . . .   21.3       -        21.3       -
 Charge for special incentive compensation strategy. . . . . . .  (19.9)      -       (19.9)      -
 Income from retroactive severance tax refunds . . . . . . . . .     -       0.2         -       1.8
 Income from collection of Bolivian receivable . . . . . . . . .     -       2.2         -       2.2
                                                                  ------   ------     ------   ------
  Total Significant Items, Pretax. . . . . . . . . . . . . . . .    1.4      2.4        1.4      4.0
  Income Tax Effect. . . . . . . . . . . . . . . . . . . . . . .    0.5       .7        0.5      1.2
                                                                  ------   ------     ------   ------
  Total Significant Items, Aftertax. . . . . . . . . . . . . . .    0.9      1.7        0.9      2.8
                                                                  ------   ------     ------   ------
Net Earnings Excluding Significant Items and Extraordinary
 Item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9.9   $  8.0     $ 16.0   $ 13.0
                                                                  ======   ======     ======   ======

Earnings Per Share - Basic:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . . . $ 0.23   $ 0.36     $ 0.47   $ 0.60
 Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .  (0.17)      -       (0.17)      -
 Effect of other significant items . . . . . . . . . . . . . . .   0.03     0.06       0.04     0.11
                                                                  ------   ------     ------   ------
 Excluding significant items and extraordinary item. . . . . . . $ 0.37   $ 0.30     $ 0.60   $ 0.49
                                                                  ======   ======     ======   ======

Earnings Per Share - Diluted:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . . . $ 0.23   $ 0.36     $ 0.46   $ 0.59
 Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .  (0.17)      -       (0.17)      -
 Effect of other significant items . . . . . . . . . . . . . . .   0.04     0.06       0.04     0.10
                                                                  ------   ------     ------   ------
 Excluding significant items and extraordinary item. . . . . . . $ 0.36   $ 0.30     $ 0.59   $ 0.49
                                                                  ======   ======     ======   ======

As shown above, excluding the significant items affecting comparability, net earnings would have been $9.9 million ($0.37 per basic share, $0.36 per diluted share) in the 1998 Quarter as compared to $8.0 million ($0.30 per basic and diluted share) in the 1997 Quarter. The resulting increase in net earnings in the 1998 Quarter was primarily attributable to improved refined product margins combined with higher sales volumes in the Company's Refining and Marketing segment and increased volumes of natural gas production in the Exploration and Production segment, partially offset by higher corporate interest expense. For the year-to-date periods, excluding significant items, net earnings would have been $16.0 million ($0.60 per basic share, $0.59 per diluted share) for the 1998 Period compared to $13.0 million ($0.49 per basic and diluted share) for the 1997 Period. The increase in the 1998 Period was primarily due to better refined product margins and higher sales volumes and increased natural gas production volumes, partially offset by lower natural gas prices and higher corporate interest expense and income tax provisions. A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

REFINING AND MARKETING
                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                  ---------------------    --------------------
                                                                      1998        1997         1998        1997
                                                                      ----        ----         ----        ----
                                                                 (Dollars in millions  except  per barrel  amounts)
Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . . . . $    184.9  $    153.6   $    307.6  $    309.4
 Other, primarily crude oil resales and merchandise. . . . . . .       22.7         8.2         40.2        26.8
                                                                   --------    --------     --------    --------
  Gross Operating Revenues . . . . . . . . . . . . . . . . . . . $    207.6  $    161.8   $    347.8  $    336.2
                                                                   ========    ========     ========    ========

Total Operating Profit:
 Gross margin:
  Refinery <F1>. . . . . . . . . . . . . . . . . . . . . . . . . $     45.0  $     25.4   $     69.1  $     44.1
  Non-refinery <F2>. . . . . . . . . . . . . . . . . . . . . . .       15.1        10.5         24.7        16.5
                                                                   --------    --------     --------    --------
   Total gross margins . . . . . . . . . . . . . . . . . . . . .       60.1        35.9         93.8        60.6
 Operating and other expenses. . . . . . . . . . . . . . . . . .       35.8        23.9         60.0        45.4
 Depreciation and amortization . . . . . . . . . . . . . . . . .        4.3         3.2          7.3         6.3
                                                                   --------    --------     --------    --------
  Segment Operating Profit . . . . . . . . . . . . . . . . . . . $     20.0  $      8.8   $     26.5  $      8.9
                                                                   ========    ========     ========    ========

Capital Expenditures . . . . . . . . . . . . . . . . . . . . . . $      5.2  $     15.9   $      7.2  $     18.8
                                                                   ========    ========     ========    ========

Refinery Throughput (Barrels/day):
 Alaska Refinery . . . . . . . . . . . . . . . . . . . . . . . .     59,996      52,409       58,082      50,785
 Hawaii Refinery (for month of June 1998 only) <F3>. . . . . . .     63,676         -         63,676         -
 % Alaska North Slope ("ANS") crude oil. . . . . . . . . . . . .        50%         82%          47%         80%

Total Refined Products Manufactured (average daily barrels)<F3>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . . . .    20,675      13,276       17,957      13,082
 Middle distillates, including jet fuel and diesel fuel. . . . .    35,416      22,074       30,315      21,620
 Heavy oils and residual products. . . . . . . . . . . . . . . .    22,956      15,644       19,064      14,929
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,508       2,952        3,347       2,801
                                                                   --------    --------     --------    --------
  Total Refined Products Manufactured. . . . . . . . . . . . . .    83,555      53,946       70,683      52,432
                                                                   ========    ========     ========    ========

Total Refinery Product Spread ($/barrel) . . . . . . . . . . . . $    6.11   $    5.33    $    5.56   $    4.80
                                                                   ========    ========     ========    ========
Total Segment Product Sales (average daily barrels) <F3><F4>:
 Gasoline. . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,045      19,118       21,810      17,935
 Middle distillates. . . . . . . . . . . . . . . . . . . . . . .    43,023      26,189       37,977      26,221
 Heavy oils and residual products. . . . . . . . . . . . . . . .    25,927      21,507       22,139      19,708
                                                                   --------    --------     --------    --------
  Total Product Sales. . . . . . . . . . . . . . . . . . . . . .    97,995      66,814       81,926      63,864
                                                                   ========    ========     ========    ========

Total Segment Gross Margins on Product Sales ($/barrel) <F5>:
 Average sales price . . . . . . . . . . . . . . . . . . . . . . $   20.73   $   25.26    $   20.74   $   26.76
 Average costs of sales. . . . . . . . . . . . . . . . . . . . .     14.76       20.34        15.35       22.37
                                                                   --------    --------     --------    --------
  Gross Margin . . . . . . . . . . . . . . . . . . . . . . . . . $    5.97   $    4.92    $    5.39   $    4.39
                                                                   ========    ========     ========    ========

<F1>  Represents throughput at the Company's Alaska refinery  ("Alaska  Refinery")  and  Hawaii  Refinery  times refinery product spread.
<F2>  Non-refinery margin includes margins on products purchased and resold, margins on products sold in markets outside  of  Alaska  and  Hawaii,  intrasegment  pipeline revenues, retail margins, and adjustments due to selling a volume and mix of products that is different than actual volumes manufactured.
<F3>  Sales and manufactured volumes for 1998 include  amounts  from the recently acquired Hawaii operations for the month of June 1998, averaged over the periods presented.  Throughput volumes for the  Hawaii  Refinery are for the month of June 1998, averaged over the thirty-day month only.
<F4>  Sources  of  total  products  sales  include  products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties.  The Company's purchases of refined products for resale averaged approximately 16,200 and 10,500  barrels  per  day for the three months ended June 30,
      1998 and 1997, respectively, and 14,200 and 10,800 barrels per day for the six months ended June 30,  1998 and 1997, respectively.
<F5>  Gross  margins  on  total  product sales include margins on sales of purchased products, together with the effect of changes in inventories.

REFINING AND MARKETING

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997. Segment operating profit for the Company's Refining and Marketing operations was $20.0 million in the 1998 Quarter, an increase of $11.2 million from segment operating profit of $8.8 million in the 1997 Quarter. The improvement in results from Refining and Marketing was due to a combination of factors, including higher throughput volumes and improved refined product yields. In addition, higher sales within the segment's Alaska and recently acquired Hawaii markets (see Note B of Notes to Condensed Consolidated Financial Statements) also contributed to the increase. The 1998 Quarter benefited from an expansion completed in October 1997 of the Company's hydrocracker unit at the Alaska Refinery, which increased the unit's capacity by approximately 25% and enables the Company to produce more jet fuel, a product in short supply in Alaska. The expansion began to favorably impact this segment's results in the fourth quarter of 1997. The 1998 Quarter included results from refining and marketing operations in Hawaii, which were acquired effective May 31, 1998. The Hawaii operations contributed positively to the segment's results for the 1998 Quarter, but are expected, after corporate interest expense, to have a neutral impact for the year.

During the 1998 Quarter, throughput at the Alaska Refinery increased by 7,600 barrels per day, a 14% increase over the 1997 Quarter, resulting in a 19% increase in middle distillate production from that refinery. Throughput at the Hawaii Refinery, which was in a maintenance turnaround during part of the month of June 1998, averaged 63,700 barrels per day during the month. The improved Alaska product slate, together with results from the Hawaii operations, contributed to an increase in the Company's total refinery product spread to $6.11 per barrel in the 1998 Quarter, compared to $5.33 per barrel in the 1997 Quarter. Total product sales volumes increased by 31,200 barrels per day primarily due to the acquisition of the Hawaii operations and higher throughput volumes.

Revenues from sales of refined products increased during the 1998 Quarter primarily due to higher sales volumes resulting from the Hawaii Acquisition and higher throughput volumes, partially offset by a reduction in average sales prices. Other revenues included crude oil resales of $13.3 million in the 1998 Quarter with no comparable sales in the 1997 Quarter. Merchandise revenues increased in the 1998 Quarter due to the Hawaii Acquisition, which included 32 retail stations. The increase in costs of sales also reflected the higher volumes associated with the Hawaii Acquisition and marketing efforts in Alaska partly offset by lower feedstock prices. Margins from non-refinery activities increased to $15.1 million in the 1998 Quarter due primarily to higher retail sales and improved margins on products sold outside of Alaska and Hawaii. Operating and other expenses increased during the 1998 Quarter due to the Hawaii Acquisition and higher marketing costs in Alaska.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997. Segment operating profit from the Refining and Marketing operations totaled $26.5 million in the 1998 Period compared to segment operating profit of $8.9 million in the 1997 Period. As discussed above, this increase was due to a number of factors, including higher throughput volumes, improved refined product yields and higher sales volumes within the segment's core Alaska and Hawaii markets.

During the 1998 Period, throughput at the Alaska Refinery increased by 7,300 barrels per day, a 14% increase over the 1997 Period, resulting in a 19% increase in middle distillates production from that refinery. The improved product slate, together with the Hawaii operations, contributed to an increase in the Company's total refinery product spread to $5.56 per barrel in the 1998 Period, compared to $4.80 per barrel in the 1997 Period. Total product sales volumes increased by 18,100 barrels per day during the 1998 Period.

Revenues from sales of refined products in the Company's Refining and Marketing segment decreased during the 1998 Period as lower sales prices more than offset the effect of higher sales volumes. Other revenues included $23.8 million and $10.7 million in crude oil resales in the 1998 Period and 1997 Period, respectively. The decrease in cost of sales was primarily due to lower feedstock costs partially offset by higher volumes. Margins on non-refinery activities increased to $24.7 million in the 1998 Period as compared to $16.5 million in the 1997 Period due primarily to higher retail sales and improved margins on products sold outside of Alaska and Hawaii. Operating and other expenses were higher in the 1998 Period due to the Hawaii Acquisition and higher marketing costs in Alaska.

The Company's initiatives to enhance its product slate and sell more product within core markets have improved the fundamental earnings potential of this segment. Certain of these initiatives, such as the Alaska hydrocracker expansion, were completed in the fourth quarter of 1997. Future quarters will continue to benefit from the impact of these initiatives. In addition, Tesoro expects that the results of the Acquisitions will be accretive to earnings and cash flows beginning in 1999. The revenues and scope of the Refining and
Marketing segment will be significantly increased with the Acquisitions (see Note B of Notes to Condensed Consolidated Financial Statements). Future profitability of this segment, however, will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

EXPLORATION AND PRODUCTION
                                                        Three Months Ended       Six Months Ended
                                                              June 30,              June 30,
                                                        ------------------     ------------------
                                                           1998      1997        1998       1997
                                                           ----      ----        ----       ----
                                                       (Dollars in millions except per unit amounts)
U.S. <F1>:
 Gross operating revenues . . . . . . . . . . . . . .  $   18.7  $   15.9    $   37.8  $    37.4
 Other income . . . . . . . . . . . . . . . . . . . .      21.7       0.3        22.3        1.9
 Production costs . . . . . . . . . . . . . . . . . .       2.0       1.8         4.5        3.5
 Administrative support and other operating expenses.       0.6       0.6         1.0        1.1
 Depreciation, depletion and amortization . . . . . .       9.3       7.3        18.2       15.2
                                                         -------   -------     -------    -------
  Segment Operating Profit - U.S. . . . . . . . . . .      28.5       6.5        36.4       19.5
                                                         -------   -------     -------    -------

BOLIVIA:
 Gross operating revenues . . . . . . . . . . . . . .       2.9       2.7         6.0        4.6
 Other income (expense) . . . . . . . . . . . . . . .      (0.5)      2.2        (0.5)       2.2
 Production costs . . . . . . . . . . . . . . . . . .       0.2       0.2         0.5        0.4
 Administrative support and other operating expenses.       0.8       0.3         1.4        0.8
 Depreciation, depletion and amortization . . . . . .       0.7       0.3         1.2        0.5
                                                         -------   -------     -------    -------
  Segment Operating Profit - Bolivia. . . . . . . . .       0.7       4.1         2.4        5.1
                                                         -------   -------     -------    -------

Total Segment Operating Profit - Exploration and
  Production. . . . . . . . . . . . . . . . . . . . .  $   29.2  $   10.6    $   38.8  $    24.6
                                                         =======   =======     =======    =======

U.S.:
 Average Daily Net Production:
  Natural gas (thousand cubic feet, "Mcf"). . . . . .    93,086    85,324      96,094     89,689
  Oil (barrels) . . . . . . . . . . . . . . . . . . .       257       121         215        133
   Total (thousand cubic feet equivalent, "Mcfe") . .    94,628    86,050      97,384     90,487
 Average Prices:
  Natural gas ($/Mcf) <F2>. . . . . . . . . . . . . .  $   2.06  $   1.85    $   2.04  $    2.11
  Oil ($/barrel). . . . . . . . . . . . . . . . . . .  $  12.66  $  18.38    $  13.25  $   19.87
Average Operating Expenses ($/Mcfe):
  Lease operating expenses. . . . . . . . . . . . . .  $   0.22  $   0.19    $   0.21  $    0.17
  Severance taxes . . . . . . . . . . . . . . . . . .      0.01      0.04        0.04       0.04
                                                         -------   -------     -------    -------
   Total production costs . . . . . . . . . . . . . .      0.23      0.23        0.25       0.21
  Administrative support and other. . . . . . . . . .      0.06      0.06        0.05       0.06
                                                         -------   -------     -------    -------
   Total Operating Expenses . . . . . . . . . . . . .  $   0.29  $   0.29    $   0.30  $    0.27
                                                         =======   =======     =======    =======
 Depletion ($/Mcfe) . . . . . . . . . . . . . . . . .  $   1.06  $   0.93    $   1.01  $    0.92
                                                         =======   =======     =======    =======
 Capital Expenditures . . . . . . . . . . . . . . . .  $   20.3  $    9.2    $   38.5  $    16.2
                                                         =======   =======     =======    =======

BOLIVIA:
 Average Daily Net Production:
  Natural gas (Mcf) . . . . . . . . . . . . . . . . .    26,458    17,326      24,624     14,180
  Condensate (barrels). . . . . . . . . . . . . . . .       724       506         770        412
   Total (Mcfe) . . . . . . . . . . . . . . . . . . .    30,802    20,362      29,244     16,652
 Average Prices:
  Natural gas ($/Mcf) . . . . . . . . . . . . . . . .  $   0.83  $   1.25    $   0.90  $    1.28
  Condensate ($/barrel) . . . . . . . . . . . . . . .  $  12.90  $  16.21    $  14.42  $   17.38
 Average Operating Expenses ($/Mcfe):
  Production costs. . . . . . . . . . . . . . . . . .  $   0.10  $   0.09    $   0.10  $    0.12
  Administrative support and other. . . . . . . . . .      0.25      0.24        0.27       0.30
                                                         -------   -------     -------    -------
   Total Operating Expenses . . . . . . . . . . . . .  $   0.35  $   0.33    $   0.37  $    0.42
                                                         =======   =======     =======    =======
 Depletion ($/Mcfe) . . . . . . . . . . . . . . . . .  $   0.22  $   0.16    $   0.22  $    0.16
                                                         =======   =======     =======    =======
 Capital Expenditures . . . . . . . . . . . . . . . .  $    9.2  $    2.0    $   11.5  $     6.0
                                                         =======   =======     =======    =======

<F1>  Represents  the  Company's  U.S.  oil  and  gas  operations  combined  with gas transportation activities.
<F2>  Includes effects of the Company's  natural  gas  commodity  price agreements which amounted to gains of $0.02 per Mcf and $0.01 per Mcf for the three months and six months  ended  June  30,
      1998, respectively, and a loss of $0.10 per Mcf for the six months ended June 30, 1997.  There were no such gains or losses during the three months ended June 30, 1997.

EXPLORATION AND PRODUCTION

U.S.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997. Segment operating profit from the Company's U.S. exploration and production operations was $28.5 million in the 1998 Quarter compared with $6.5 million in the 1997 Quarter. The 1998 Quarter benefited from receipt of approximately $21.3 million from an operator in the Bob West Field, representing funds that are no longer needed as a contingency reserve for litigation. Excluding the receipt of those funds and other items, segment operating profit increased by approximately $0.9 million during the 1998 Quarter primarily due to recent drilling success and higher natural gas prices. The Company's U.S. production volumes increased by 10% and natural gas prices increased by $0.21 per Mcf, or 11%, to $2.06 per Mcf in the 1998 Quarter from $1.85 per Mcf in the 1997 Quarter.

The Company's U.S. production volumes averaged 94.6 million cubic feet equivalents ("Mmcfe") per day in the 1998 Quarter compared to 86.1 Mmcfe per day in the 1997 Quarter. The Company's U.S. production outside of the Bob West Field rose to 52% of total U.S. production during the 1998 Quarter, as compared to 18% in the 1997 Quarter. This increase was attributable to the development of fields discovered in the Val Verde Basin, the Upper Wilcox Trend and the Frio/Vicksburg Trend.

Gross operating revenues from the Company's U.S. operations increased by $2.8 million, due to higher spot market prices for sales of natural gas and increased production volumes. Other income in the 1998 Quarter included the receipt of funds from an operator discussed above. Production costs per Mcfe remained flat at $0.23 per Mcfe, while total production costs increased by $0.2 million due to higher volumes. Depreciation, depletion and amortization increased by $2.0 million, or 27%, due to a higher depletion rate and increased volumes.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During the 1998 Quarter, the Company used such agreements to set the price of approximately 18% of the natural gas production that it sold in the spot market and recognized a gain of $0.2 million ($0.02 per Mcf) related to these price agreements. The Company did not have any such transactions during the 1997 Quarter.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997. Segment operating profit of $36.4 million from the Company's U.S. exploration and production operations in the 1998 Period compares to $19.5 million in the 1997 Period. Comparability between these periods was impacted by certain significant items. The 1997 Period included retroactive severance tax refunds of $1.8 million, while the 1998 Period included income from receipt of approximately $21.3 million from an operator in the Bob West Field, discussed above. Excluding these significant items, segment operating profit decreased by approximately $2.6 million primarily due to lower natural gas prices and higher depreciation, depletion and amortization.

Prices realized by the Company on its spot natural gas production declined by 3% to $2.04 per Mcf in the 1998 Period from $2.11 per Mcf in the 1997 Period. The Company's U.S. production averaged 97.4 Mmcfe per day in the 1998 Period, an increase of 6.9 Mmcfe per day over the 1997 Period.

Gross operating revenues from the Company's U.S. operations increased by $0.4 million as higher production volumes were generally offset by lower prices. Production costs were higher by $1.0 million, primarily due to higher lease operating expenses. Lease operating costs increased from $0.17 per Mcfe in the 1997 Period to $0.21 per Mcfe in the 1998 Period. Depreciation, depletion and amortization increased by $3.0 million, or 20%, due to a higher depletion rate and increased volumes.

During the 1998 and 1997 Periods, the Company used commodity price agreements to set the price of approximately 9% and 17%, respectively, of the natural gas production that it sold in the spot market. During the 1998 and 1997 Periods, the Company realized a gain of $0.2 million ($0.01 per Mcf) and a loss of $1.6 million ($0.10 per Mcf), respectively, from these price agreements.

BOLIVIA

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997. Segment operating profit from the Company's Bolivian operations decreased $3.4 million from $4.1 million in the 1997 Quarter to $0.7 million in the 1998 Quarter. The 1997 Quarter included other income of $2.2 million related to the collection of a receivable for production in prior periods. Excluding this other income, segment operating profit decreased by $1.2 million during the 1998 Quarter due to a decline in natural gas prices together with a charge for prior period taxes. Bolivian natural gas prices, which are contractually tied to posted New York fuel oil prices, fell 33% from $1.25 per Mcf in the 1997 Quarter to $0.83 per Mcf in the 1998 Quarter. However, production volumes increased from 20.4 Mmcfe per day to 30.8 Mmcfe per day resulting in an overall revenue increase of $0.2 million. The production increase was due in part to the July 1997 buyout of interests held by the Company's former joint venture participant, increasing its share of net production by approximately 33%. The increase in depreciation, depletion and amortization was due to higher production volumes and a higher depletion rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997. Segment operating profit from the Company's Bolivian operations decreased $2.7 million from $5.1 million in the 1997 Period to $2.4 million in the 1998 Period. The 1997 Period included other income of $2.2 million related to the collection of the receivable discussed above. Excluding this other income, segment operating profit for the 1998 Period decreased by $0.5 million from the 1997 Period. Bolivian natural gas prices fell 30% from $1.28 per Mcf in the 1997 Period to $0.90 per Mcf in the 1998 Period and condensate prices fell from $17.38 to $14.42 per barrel. However, production volumes increased from 16.7 Mmcfe per day to 29.2 Mmcfe per day resulting in an overall revenue increase of $1.4 million. The Company's share of net production increased by approximately 33% in the 1998 Period as a result of the July 1997 buyout of interests held by its former joint venture participant, and the remaining production difference resulted in part from production constraints in the 1997 Period arising from repairs to a non-Company-owned pipeline that transports gas from Bolivia to Argentina. The increase in depreciation, depletion and amortization was due to higher production volumes and a higher depletion rate.

A lack of market access has constrained natural gas production in Bolivia. The Company believes that the completion of a 1,900-mile pipeline from Bolivia to Brazil will provide access to larger gas-consuming markets. Upon completion of this pipeline, the Company will face intense competition from major and independent natural gas companies operating in Bolivia for a share of the contractual volumes to be exported to Brazil. It is anticipated that each producer's share of the contractual volumes will be allocated by YPFB according to a number of factors, including the producer's reserve volumes and production capacity. Although the Company expects gas deliveries on the pipeline to begin in early 1999, there can be no assurance that the pipeline will be operational by such date. With the exception of the volumes currently under contract with the Bolivian government, the Company cannot be assured of the amount of additional volumes that will be exported to Brazil upon completion of the pipeline.

The productive capacity of the Company's wells in Bolivia, including shut-in wells, is approximately 120 Mmcf per day gross. The Company spudded two wells during the second quarter of 1998 as part of a five-well program designed to increase proved reserves. In addition, an affiliate of Total, S.A. has spud the first well pursuant to a farmout agreement covering the Company's acreage located in the Andes mountains.

MARINE SERVICES
                                           Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           ------------------   -----------------
                                             1998     1997       1998     1997
                                             ----     ----       ----     ----
                                                    (Dollars in Millions)
Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . . .   $ 22.5   $ 24.2     $ 48.3   $ 52.4
 Lubricants and other. . . . . . . . . .      3.8      3.8        7.9      8.1
 Services. . . . . . . . . . . . . . . .      2.8      2.3        5.7      5.3
                                            -----    -----      -----    -----
  Gross Operating Revenues . . . . . . .     29.1     30.3       61.9     65.8
Costs of Sales . . . . . . . . . . . . .     19.8     22.4       43.4     49.7
                                            -----    -----      -----    -----
  Gross Profit . . . . . . . . . . . . .      9.3      7.9       18.5     16.1
Operating and Other Expenses . . . . . .      7.2      7.0       14.0     13.9
Depreciation and Amortization. . . . . .      0.5      0.4        1.1      0.8
                                            -----    -----      -----    -----
   Segment Operating Profit. . . . . . .   $  1.6   $  0.5     $  3.4   $  1.4
                                            =====    =====      =====    =====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . . . .     43.6     37.5       91.5     77.1
 Lubricants. . . . . . . . . . . . . . .      0.5      0.7        1.2      1.3

Capital Expenditures . . . . . . . . . .   $  1.4   $  1.1     $  2.6   $  3.3

Gross operating revenues declined by $1.2 million and $3.9 million during the 1998 Quarter and 1998 Period, respectively, primarily due to lower fuel sales prices, partially offset by increased fuel volumes,. The decreases in costs of sales also reflected the lower fuel prices. In total, segment operating profit improved by $1.1 million and $2.0 million in the 1998 Quarter and 1998 Period, respectively, largely due to increased margins.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

INTEREST EXPENSE

Interest expense increased by $4.2 million and $5.3 million during the 1998 Quarter and 1998 Period, respectively. These increases were primarily due to higher borrowings under the Company's credit arrangements to fund the Hawaii Acquisition and the Refinancing (see Notes B and C of Notes to Condensed Consolidated Financial Statements), together with borrowings to fund net working capital requirements and capital expenditures.

OTHER OPERATING COSTS AND OTHER EXPENSES

Other operating costs and other expense for the 1998 Quarter and 1998 Period included a charge of $19.9 million for the special incentive compensation strategy, of which $7.9 million related to operating segment employees (see Note F of Notes to Condensed Consolidated Financial Statements).

INCOME TAX PROVISION

The income tax provision increased by $2.8 million and $4.1 million in the 1998 Quarter and 1998 Period, respectively, resulting in effective tax rates of 43% in 1998 and 36% in 1997. The increase in the effective tax rate was primarily due to higher foreign taxes on the Company's increased Bolivian revenues and higher consolidated earnings which reduced available net operating loss carryforwards.

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

CREDIT ARRANGEMENTS AND CAPITALIZATION

Refinancing and Offerings

In conjunction with closing the Hawaii Acquisition, on May 29, 1998, Tesoro completed a Refinancing of all of its then-existing indebtedness. The total amount of funds required by Tesoro to complete the Hawaii Acquisition and the Refinancing, to pay related fees and expenses and for general corporate purposes was approximately $432 million, which was financed through the Interim Credit Facility. Subsequent to June 30, 1998, the Company refinanced all borrowings under the Interim Credit Facility with net proceeds from the Offerings and borrowings under the Senior Credit Facility.

On July 2, 1998, and in connection with the Notes Offering and the Washington Acquisition, the Company entered into the Senior Credit Facility in the amount of $500 million. In addition to funding the cash consideration of the Acquisitions and Refinancing, the Senior Credit Facility will provide the Company with enhanced financial flexibility, such as increased working capital capacity and funds for general corporate purposes, including the capital expenditures projected for 1998.

On May 4, 1998, the Company filed a Universal Shelf Registration Statement with the SEC for $600 million of debt or equity securities for acquisitions or general corporate purposes. The Universal Shelf Registration Statement was declared effective by the SEC on May 14, 1998. The Company offered PIES and Common Stock from the Universal Shelf Registration Statement to provide partial funding for the Acquisitions. On July 1, 1998, the Company issued 9,000,000
PIES, representing fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock, with gross proceeds of approximately $143.4 million, and 5,000,000 shares of Common Stock, with gross proceeds of $79.7 million. Upon exercise of the over-allotment options granted to the underwiters of the Equity Offerings, on July 8, 1998, the Company issued 1,350,000 PIES with gross proceeds of $21.5 million and 750,000 shares of Common Stock with gross proceeds of $11.9 million. Holders of PIES are entitled to receive a cash dividend. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events.

On July 2, 1998, concurrently with the syndication of the Senior Credit Facility, the Company issued $300 million aggregate principal amount of Senior Subordinated Notes through a private offering eligible for Rule 144A. The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. On August 7, 1998, a Registration Statement was declared effective by the SEC whereby the Company is offering, upon the terms and subject to the conditions set forth in the related Prospectus, to exchange $1,000 principal amount of Exchange Notes for each $1,000 principal amount of its Senior Subordinated Notes. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Subordinated Notes, except as described in the Prospectus.

See Changes in Securities and Use of Proceeds in Part II, Item 2, and Note C of Notes to Condensed Consolidated Financial Statements for information related to the Senior Credit Facility, Senior Subordinated Notes and PIES, including restrictions on dividends.

Capitalization

Upon issuance of the Senior Subordinated Notes, Common Stock and PIES, entering into the Senior Credit Facility and the application of the estimated net proceeds therefrom, the Company's pro forma indebtedness as of June 30,

1998 would have been approximately $484 million (excluding an additional $348 million available under the Senior Credit Facility) with a debt-to-capitalization ratio of 45%. Historically, total indebtedness at June 30, 1998 was $454 million, with a debt-to-capitalization ratio of 56%.

The Company's primary capital requirements are expected to include capital expenditures, working capital and debt service. The primary sources of capital are expected to be cash flow from operations and borrowings under the Senior Credit Facility which incurs interest at variable rates. Based upon current and anticipated needs, the Company believes that available capital resources will be adequate to meet anticipated future capital requirements.

The Senior Credit Facility, the Senior Subordinated Notes and PIES, as described in Note C of Notes to Condensed Consolidated Financial Statements and in Part II, Item 2, impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

CAPITAL SPENDING (EXCLUDING AMOUNTS TO FUND ACQUISITIONS)

For the year 1998, the Company's capital spending is projected to total $222 million, which includes estimated capital expenditures for the operations recently acquired. Capital expenditures for 1998 are expected to be financed through a combination of cash flows from operations, available cash reserves and additional borrowings under credit arrangements. Actual capital expenditures may vary from these projections due to a number of factors, including the timing of drilling projects and the extent to which properties are acquired. During the 1998 Period, the Company's capital expenditures totaled $62 million which were financed primarily with external financing and internally-generated cash flows.

The Exploration and Production segment accounts for $138 million of the projected capital spending with $88 million planned for U.S. activities and $50 million for Bolivia. Planned U.S. expenditures include $20 million for acquisitions, $26 million for development drilling (participation in 25 wells), $14 million for leasehold, geological and geophysical, and $23 million for exploratory drilling (participation in 25 wells). In Bolivia, the drilling program is projected at $13 million for development drilling (two wells) and $18 million for exploratory drilling (three wells), with the remainder planned for gathering lines to shut-in wells, workovers and three-dimensional seismic activity. For the 1998 Period, actual U.S. expenditures in the Exploration and Production segment were $38 million, principally for the participation in the drilling of eleven development wells (ten completed) and eleven exploratory wells (five completed). In Bolivia, capital spending for the 1998 Period totaled $12 million, primarily for drilling two wells in progress.

Capital spending for the Refining and Marketing segment is planned at $66 million for the year 1998, which includes $25 million for retail marketing, $23 million for improvements to the refineries and $12 million for environmental projects. The Refining and Marketing segment spent approximately $7 million towards these projects during the 1998 Period. The Marine Services capital projections are $6 million for the year 1998, of which $3 million was spent during the 1998 Period, and are primarily directed towards equipment and facility upgrades. Remaining capital projections of approximately $12 million are primarily related to corporate projects, including installation and implementation of an integrated software system and other upgrades.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                         1998      1997
                                                         ----      ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . . .  $  43.9  $   57.4
  Investing Activities . . . . . . . . . . . . . . .   (315.6)    (45.0)
  Financing Activities . . . . . . . . . . . . . . .    289.7      (0.3)
                                                       -------   -------
Increase in Cash and Cash Equivalents. . . . . . . .  $  18.0  $   12.1
                                                       =======   =======

Net cash from operating activities of $44 million during the 1998 Period, compared to $57 million during the 1997 Period. Although the level of earnings during both periods was relatively comparable, working capital components were higher during the 1998 Period primarily due to the increased refining and marketing activities. Net cash used in investing activities of $316 million during the 1998 Period included approximately $243 million for the Hawaii Acquisition, capital expenditures of $62 million, and an escrow deposit of $5 million for the Washington Acquisition. Net cash from financing activities of $290 million included gross borrowings under revolving credit lines of $421 million, with $28 million of repayments, offset by the refinancing and payment of other debt. At June 30, 1998, the Company's net working capital totaled $162 million, which included cash and cash equivalents of $26 million.

ENVIRONMENTAL AND OTHER

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties. At June 30, 1998, the Company's accruals for environmental expenses amounted to $10.9 million, which includes approximately $2.5 million for remediation of KPL's properties (funded by the former owners of KPL through a restricted escrow deposit). Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition to environmental expenses, the Company anticipates that it will make capital improvements of approximately $10 million in 1998 and $5 million in 1999 to comply with environmental laws and regulations affecting its Alaska, Hawaii and Gulf Coast operations. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities in Alaska are estimated to be $2 million in 1998 and $2 million in 1999, with a remaining $5 million to be spent by 2002.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company. For further information on environmental contingencies, including environmental matters related to the Acquisitions, see Note E of Notes to Condensed Consolidated Financial Statements and Legal Proceedings in Part II, Item 1, included herein.

The Company's results for the 1998 Quarter and Period reflected receipt of approximately $21 million pretax ($14 million aftertax) from an operator in the Bob West Field, representing funds that are no longer needed as a contingency reserve for litigation. These proceeds were used to reduce debt levels.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent on its computer hardware, operating systems and software programs (collectively, "Systems and Programs"). These Systems and Programs are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Systems and Programs to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of certain existing hardware and software programs to recognize date sensitive information for the year 2000 and beyond. Unless replaced or modified prior to the year 2000, such hardware and systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Systems and Programs will be performed in-house by company personnel as well as external consultants.

The Company believes that, with hardware replacement and modifications to existing software or conversions to new software, the year 2000 date change will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computer systems or programs may not interface properly with the Company's computer systems. The Company has requested assurance from third parties that their computers, systems or programs be year 2000 compliant. The

Company could, however, be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue.

Management of the Company currently anticipates that the expenses and capital expenditures associated with the year 2000 compliance project will not have a material effect on its business financial condition or results of operations. The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or  timely  implemented,  the  Company  may  need  to  devote  more resources to the process and additional costs may be incurred. Problems encountered by the Company's vendors, customers and other third parties may also have an adverse effect on the Company's operations. Purchased hardware and software has been and will continue to be capitalized in accordance with normal accounting policy. Personnel and other costs will also be accounted for as appropriate under normal accounting policy.

The Company has recently undertaken a review of the year 2000 compliance status of BHP Hawaii and Shell Washington, and is currently unable to determine whether it has exposure to contingencies related to the year 2000 issue in connection with the Acquisitions.

NEW ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosures related to pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. SFAS No. 132 becomes effective for the Company in 1998 and contains provisions for restatement of prior period information. In June 1998, the FASB issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999 and should not be applied retroactively to financial statements of prior periods. The Company is evaluating the effects that these new statements will have on its financial condition, results of operations and financial reporting and disclosures.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, among other things, discussions of anticipated revenue enhancements and cost savings following the Acquisitions, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Future results will also be dependent upon the ability of the Company to integrate the Acquisitions with the Company's other operations. Many of the factors are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Hawaii Department of Health ("HDOH"), under authority of the Hawaii Environmental Response Law, has undertaken an investigation of environmental conditions within a portion of the Honolulu Harbor area, which has been designated the Iwilei Unit, to determine the extent of hydrocarbon contamination. A group of owners and operators at the Iwilei Unit, including BHP Hawaii, have entered into a voluntary agreement with the HDOH to undertake an initial phase of environmental site investigation within the Iwilei Unit in exchange for certain commitments from the HDOH, including the notification of additional PRPs to participate in this activity. The costs associated with this proceeding cannot be determined at this early stage. BHP Hawaii owned and operated facilities in the Iwilei Unit, including, but not limited to the Pier 29 terminal facilities (which were returned, upon expiration of the lease term, to the State of Hawaii Department of Transportation) and the Pier 34 terminal facilities (which are now owned and operated by the Company under a lease with the same agency). Under the indemnity provisions of the environmental agreement between the BHP Sellers and the Company, the Company is fully indemnified for claims arising out of this proceeding as it relates to the Iwilei Unit by affiliates of BHP and this indemnity is not subject to the $9.5 million cap or ten-year claim period.

     The EPA issued a Notice of Violation ("NOV") on June 24, 1997, against the Hawaii Refinery alleging violations of the Clean Water Act associated with the content and implementation of the refinery's Spill Prevention, Control and Countermeasures ("SPCC") Plan, and further alleging violations based on a series of oil releases. The Company and the EPA remain engaged in settlement discussions with remaining issues limited to alleged deficiencies in the content and implementation of the refinery Spill Prevention, Control and Countermeasures Plan. This proceeding is subject to the indemnity provision of the environmental agreement between the BHP Sellers and the Company.

     Also on June 24, 1997, a NOV was issued against BHP companies  pursuant  to
     Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Section 304 of the Emergency Planning and Community Right to Know Act ("EPCRA") regarding past releases of reportable quantities of regulated substances and oil. This matter remains subject to EPA review and penalty amounts have not been assessed to date. This proceeding is subject to the indemnity provisions of the environmental agreement between the BHP Sellers and the Company.

     On August 5, 1996, the EPA issued a Finding of Violation ("FOV") against BHP Hawaii pursuant to disclosures made by BHP Hawaii pursuant to a permit application for compliance with Title V of the Clean Air Act. The parties have engaged in settlement negotiations and no penalty amount has been assessed. This proceeding is subject to the indemnity provision of the environmental agreement between affiliates of BHP and the Company.

     The EPA issued a NOV on May 19, 1998, against Tesoro Alaska Petroleum Company, a subsidiary of the Company, alleging violations of the Resource Conservation and Recovery Act ("RCRA") associated with the failure to maintain closure of certain containers of hazardous waste at the Alaska Refinery when not in use and the failure to retain on-site certain records of land disposal restriction notifications. The Company has initiated an investigation into these allegations, but does not believe that the resolution thereof will have a material effect on the Company.

     The EPA has notified Shell Washington that it is a PRP at the Swinomish dump site in Washington State. In the environmental agreement between Shell Washington and the Company, the Shell Seller has fully indemnified the Company for environmental liabilities arising from wastes delivered to the Swinomish dump site prior to the closing of the Washington Acquisition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 2, 1998, the Company entered into the Senior Credit Facility under which the Company is required to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. Among other matters, the terms of the Senior Credit Facility allow for payment of cash dividends on its Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its 7.25% Mandatorily Convertible Preferred Stock.

     Concurrently with the syndication of the Senior Credit Facility, on July 2, 1998, the Company issued the Senior Subordinated Notes. The Indenture governing the Senior Subordinated Notes contains customary covenants and restrictions which are less restrictive than those under the Senior Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the Indenture, allows for the incurrence of additional indebtedness, the Company will be allowed to pay cash dividends on Common Stock.

     For further information related to the Senior Credit Facility and Senior Subordinated Notes, see Note C of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

     On July 1, 1998 the Company issued 9,000,000 PIES and on July 8, 1998 the Company issued 1,350,000 PIES. Each PIES consists of a depositary share representing one one-hundredth of a share of 7.25% Mandatorily Convertible Preferred Stock ("Mandatorily Convertible Preferred Stock") of the Company. Dividends are payable at $1.1555 per annum per PIES, subject to upward adjustment in certain events. At any time after July 26, 1998 but before July 1, 2001 (the "Mandatory Conversion Date"), each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events. On the Mandatory Conversion Date, each PIES not previously converted will automatically convert into shares of Common Stock at the Conversion Rate. The "Conversion Rate" is, subject to adjustment in certain events, equal to (a) if the Conversion Price (as defined below) is greater than or equal to $18.85 (the "Threshold Appreciation Price"), 0.8455 shares of Common Stock per PIES, (b) if the Conversion Price is less than $18.85 but more than $15.9375 (the "Initial Price"), a fraction, equal to the Initial Price divided by the Conversion Price, of one share of Common Stock per PIES and (c) if the Conversion Price is less than or equal to the Initial Price, one share of Common Stock per PIES. The Threshold Appreciation Price and the Initial Price are also subject to adjustment in certain events. The "Conversion Price" is the average closing price per share of Common Stock for the 20 trading days immediately prior to, but not including, the Mandatory Conversion Date. The holders of PIES are entitled to direct the voting of the shares of Mandatorily Convertible Preferred Stock. The Mandatorily Convertible Preferred Stock has no voting rights, except as required by applicable state law and except that (i) if dividends on the Mandatorily Convertible Preferred Stock or any other series of the Company's Preferred Stock are in arrears and unpaid for six consecutive quarterly dividend periods, or if any other series of the Company's Preferred Stock shall be entitled for any other reason to exercise voting rights, separate from the Common Stock, to elect any directors of the Company, the Mandatorily Convertible Preferred Stock (voting as a class with certain other series of Preferred Stock) will be entitled to elect two directors of the Company and (ii) the Mandatorily Convertible Preferred Stock has voting rights with respect to certain alterations of the Company's Restated Certificate of Incorporation and Bylaws and the creation or authorization of Preferred Stock or other capital stock (or securities convertible into capital stock) ranking prior to the Mandatorily Convertible Preferred Stock as to the payment of dividends or liquidation preferences. The Mandatorily Convertible Preferred Stock ranks prior to the Common Stock as to payment of dividends and distributions of assets upon liquidation. The liquidation preference of each PIES is an amount equal to the sum of (i) $15.9375 and (ii) all accrued and unpaid dividends thereon.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See  the  Exhibit  Index  immediately  preceding  the  exhibits   filed
         herewith.

     (b) Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 13, 1998, reporting information under Item 5 related to the Company's acquisition of all of the outstanding stock of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. (collectively, "BHP Hawaii") and filing financial statements of BHP Hawaii and related pro forma financial information under Item 7. Financial statements included in the Form 8-K were as follows: (i) Audited Combined Financial Statements of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of May 31, 1997 and 1996; and (ii) Unaudited Combined Financial Statements of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of December 31, 1997 and 1996. Pro Forma Combined Condensed Financial Statements of the Company, BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. as of and for the year ended December 31, 1997 were also filed.

         A Current Report on Form 8-K, dated May 29, 1998, was filed on June 5, 1998, reporting under Item 2, Acquisition or Disposition of Assets, that on May 29, 1998 the Company completed the acquisition of all of the outstanding capital stock of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc., both of which were affiliates of The Broken Hill Proprietary Company Limited. Combined financial statements of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. and related pro forma financial information had been previously filed in the Current Report on Form 8-K filed on May 13, 1998. Included under Item 7 of the Form 8-K dated May 29, 1998 and filed on June 5, 1998 were the following: (i) Audited Financial Statements of Shell Anacortes Refining Company as of December 31, 1996 and 1997 and (ii) Unaudited Financial Statements of Shell Anacortes Refining Company as of March 31, 1998.

         A Current Report on Form 8-K, dated June 25, 1998 was filed on July 1, 1998, reporting under Item 5, Other Events, that the Company had issued 9,000,000 Premium Income Equity Securities and 5,000,000 shares of Common Stock. Exhibits were also filed under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TESORO PETROLEUM CORPORATION
                                              REGISTRANT




Date:   August 14, 1998             /s/           BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:   August 14, 1998             /s/           DON M. HEEP
                                                  Don M. Heep
                                            Vice President, Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER

  27    Financial Data Schedule (June 30, 1998).