Form 10-Q
period 1998-09-30
TESORO PETROLEUM CORP /NEW/
filed 1998-11-16
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                   Yes    X            No
                        ----              -----


There were 32,333,116 shares of the registrant's Common Stock outstanding at October 31, 1998.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS



                                                                      Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets -September 30, 1998 and
    December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .    3

   Condensed Statements of Consolidated Operations - Three Months
    and Nine Months Ended September 30, 1998 and 1997. . . . . . . .    4

   Condensed Statements of Consolidated Cash Flows - Nine Months
    Ended September 30, 1998 and 1997. . . . . . . . . . . . . . . .    5

   Notes to Condensed Consolidated Financial Statements. . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . .   14


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   27

  Item 4.  Submission of Matters to a Vote of Security Holders . . .   28

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   29


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     September 30,    December 31,
                                                                         1998            1997<F1>
                                                                         ----            ----
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . $     3,454     $     8,352
 Receivables, less allowance for doubtful accounts of $1,613
  ($1,373 at December 31, 1997). . . . . . . . . . . . . . . . . .     167,582          76,282
 Inventories:
  Crude oil and wholesale refined products, at LIFO. . . . . . . .     184,368          68,227
  Merchandise and other refined products . . . . . . . . . . . . .      21,832          13,377
  Materials and supplies . . . . . . . . . . . . . . . . . . . . .      18,896           5,755
 Prepayments and other . . . . . . . . . . . . . . . . . . . . . .       9,193           9,842
                                                                     ----------      ----------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . .     405,325         181,835
                                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . . .     835,166         370,174
 Exploration and production (full-cost method of accounting) . . .     394,538         291,411
 Marine services . . . . . . . . . . . . . . . . . . . . . . . . .      49,862          43,072
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,922          13,689
                                                                     ----------      ----------
                                                                     1,297,488         718,346
  Less accumulated depreciation, depletion and amortization. . . .     352,345         304,523
                                                                     ----------      ----------
  Net Property, Plant and Equipment. . . . . . . . . . . . . . . .     945,143         413,823
                                                                     ----------      ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     131,233          32,150
                                                                     ----------      ----------

   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,481,701     $   627,808
                                                                     ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . $   156,527     $    58,767
 Accrued liabilities and current income taxes payable. . . . . . .      91,742          31,726
 Current maturities of long-term debt and other obligations. . . .       6,386          17,002
                                                                     ----------      ----------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . .     254,655         107,495
                                                                     ----------      ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .      79,388          28,824
                                                                     ----------      ----------

OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .      62,781          43,211
                                                                     ----------      ----------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS
  CURRENT MATURITIES . . . . . . . . . . . . . . . . . . . . . . .     483,245         115,314
                                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes E and F)

STOCKHOLDERS' EQUITY
 Preferred Stock, no par value; authorized 5,000,000 shares:
  7.25% Mandatorily Convertible Preferred Stock,
  103,500 shares issued and outstanding. . . . . . . . . . . . . .    164,953              -
 Common stock, par value $0.16-2/3; authorized 100,000,000 shares
  (50,000,000 in 1997); 32,653,138 shares issued
   (26,506,601 in 1997)  . . . . . . . . . . . . . . . . . . . . .       5,442           4,418
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . .     278,594         190,925
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     158,052         140,980
 Treasury stock, 320,022 common shares (216,453 in 1997), at cost       (5,409)         (3,359)
                                                                     ----------      ----------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .     601,632         332,964
                                                                     ----------      ----------

   Total Liabilities and Stockholders' Equity. . . . . . . . . . . $ 1,481,701     $   627,808
                                                                     ==========      ==========

<F1> The balance sheet at  December  31,  1997  has  been taken from the audited consolidated financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                     -------------------             -------------------
                                                                     1998           1997             1998           1997
                                                                     ----           ----             ----           ----
REVENUES
 Refining and marketing. . . . . . . . . . . . . . . . . . .   $   424,776    $   198,815      $   772,495    $   534,986
 Exploration and production. . . . . . . . . . . . . . . . .        19,374         19,821           63,130         61,769
 Marine services . . . . . . . . . . . . . . . . . . . . . .        28,392         32,433           90,367         98,266
 Other income. . . . . . . . . . . . . . . . . . . . . . . .           192            403           21,610          4,609
                                                                   --------       --------         --------       --------
  Total Revenues . . . . . . . . . . . . . . . . . . . . . .       472,734        251,472          947,602        699,630
                                                                   --------       --------         --------       --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . . . . . . . .       397,672        188,014          711,119        508,926
 Exploration and production. . . . . . . . . . . . . . . . .         3,833          3,054           11,248          8,836
 Marine services . . . . . . . . . . . . . . . . . . . . . .        24,821         29,691           82,292         93,406
 Depreciation, depletion and amortization. . . . . . . . . .        17,885         11,357           45,683         34,183
                                                                   --------       --------         --------       --------
  Total Segment Operating Costs and Expenses . . . . . . . .       444,211        232,116          850,342        645,351
                                                                   --------       --------         --------       --------

SEGMENT OPERATING PROFIT . . . . . . . . . . . . . . . . . .        28,523         19,356           97,260         54,279

Other Operating Costs and Expenses . . . . . . . . . . . . .           -              -             (7,934)           -
General and Administrative . . . . . . . . . . . . . . . . .        (4,465)        (3,416)         (11,689)        (9,599)
Interest and Financing Costs, Net of Capitalized Interest. .       (10,884)        (1,893)         (20,681)        (5,819)
Interest Income. . . . . . . . . . . . . . . . . . . . . . .         1,532            135            1,945          1,459
Other Expense, Net . . . . . . . . . . . . . . . . . . . . .          (813)          (821)         (15,079)        (2,280)
                                                                   --------       --------         --------       --------

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . . . .        13,893         13,361           43,822         38,040
Income Tax Provision . . . . . . . . . . . . . . . . . . . .         6,126          5,382           19,119         14,292
                                                                   --------       --------         --------       --------

EARNINGS BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . .         7,767          7,979           24,703         23,748
Extraordinary Loss on Extinguishment of Debt, Net of
 Income Tax Benefit of $2,401 in 1998. . . . . . . . . . . .           -              -             (4,641)           -
                                                                   --------       --------         --------       --------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . . . . .         7,767          7,979           20,062         23,748
Preferred Dividend Requirements. . . . . . . . . . . . . . .         2,990            -              2,990            -
                                                                   --------       --------         --------       --------
NET EARNINGS APPLICABLE TO COMMON. . . . . . . . . . . . . .   $     4,777    $     7,979      $    17,072    $    23,748
                                                                   ========       ========         ========       ========


NET EARNINGS PER SHARE - BASIC . . . . . . . . . . . . . . .   $      0.15    $      0.30      $      0.60    $      0.90
                                                                   ========       ========         ========       ========
NET EARNINGS PER SHARE - DILUTED . . . . . . . . . . . . . .   $      0.15    $      0.30      $      0.59    $      0.88
                                                                   ========       ========         ========       ========
WEIGHTED AVERAGE COMMON SHARES - BASIC . . . . . . . . . . .        32,331         26,439           28,394         26,431
                                                                   ========       ========         ========       ========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . . . . . . . . .        32,876         26,938           28,955         26,857
                                                                   ========       ========         ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                     -------------------------
                                                                                       1998           1997
                                                                                       ----           ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    20,062    $    23,748
  Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . .        46,355         34,643
   Extraordinary loss on extinguishment of debt, net of income tax benefit . .         4,641            -
   Amortization of goodwill, deferred charges and other. . . . . . . . . . . .         2,718            652
   Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (40,725)        45,882
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,090)           358
    Accounts payable and other current liabilities . . . . . . . . . . . . . .        70,407        (38,557)
    Obligation payments to State of Alaska . . . . . . . . . . . . . . . . . .        (3,008)        (3,406)
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,199          5,401
    Other assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .         7,200          2,350
                                                                                   ----------     ----------
       Net cash from operating activities. . . . . . . . . . . . . . . . . . .        98,759         71,071
                                                                                   ----------     ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (131,316)       (95,082)
  Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (527,916)           -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (204)        (3,155)
                                                                                   ----------     ----------
    Net cash used in investing activities. . . . . . . . . . . . . . . . . . .      (659,436)       (98,237)
                                                                                   ----------     ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings under revolving credit facilities, net of repayments. . . . . . .       (24,111)        15,828
  Borrowings under term loans, net of repayments . . . . . . . . . . . . . . .       150,000            -
  Proceeds from equity and debt offerings, net . . . . . . . . . . . . . . . .       532,765            -
  Refinancing and repayments of debt and obligations . . . . . . . . . . . . .       (92,185)        (3,287)
  Financing costs and other. . . . . . . . . . . . . . . . . . . . . . . . . .       (10,690)          (792)
                                                                                   ----------     ----------
    Net cash from financing activities . . . . . . . . . . . . . . . . . . . .       555,779         11,749
                                                                                   ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .        (4,898)       (15,417)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . .         8,352         22,796
                                                                                   ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . .   $     3,454    $     7,379
                                                                                   ==========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of $56 capitalized in 1998 and $313 capitalized in 1997 .   $     9,779    $     1,654
                                                                                   ==========     ==========
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    13,490    $    20,764
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

Earnings per share have been restated for prior periods to conform with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 128 which established standards for computing and presenting basic and diluted earnings per share calculations. In addition, certain reclassifications have been made to information previously reported to conform to current presentations.

NOTE B - ACQUISITIONS

Refining and Marketing

On May 29, 1998, the Company completed the acquisition (the "Hawaii Acquisition") of all of the outstanding capital stock of BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. (together, "BHP Hawaii") from BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. ("BHP Sellers"),
affiliates of The Broken Hill Proprietary Company Limited ("BHP"). The Hawaii Acquisition included a 95,000-barrel per day refinery (the "Hawaii Refinery") and 32 retail gasoline stations located in Hawaii. In addition, Tesoro and a BHP affiliate entered into a two-year crude supply agreement pursuant to which the BHP affiliate will assist Tesoro in acquiring crude oil feedstock sourced outside of North America and arrange for the transportation of such crude oil to the Hawaii Refinery. Tesoro paid $252.2 million in cash for the Hawaii Acquisition, including $77.2 million for net working capital. In addition, Tesoro issued an unsecured, non-interest bearing, promissory note ("BHP Note") for the purchase in the amount of $50 million, payable in five equal annual installments of $10 million each, beginning in 2009. The BHP Note provides for early payment to the extent of one-half of the amount by which earnings from the acquired assets, before interest expense, income taxes and depreciation and amortization, as specified in the BHP Note, exceed $50 million in any calendar year.

On August 10, 1998, the Company completed the acquisition (the "Washington Acquisition" and together with the Hawaii Acquisition, the "Acquisitions") of all of the outstanding stock of Shell Anacortes Refining Company ("Shell Washington"), an affiliate of Shell Oil Company ("Shell"). The Washington Acquisition included an 108,000-barrel per day refinery (the "Washington Refinery") in Anacortes, Washington and related assets. The total cash purchase price for the Washington Acquisition was $237 million plus $39.6 million for estimated working capital, which is subject to post-closing adjustments.

The Acquisitions were accounted for as purchases whereby the purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect preliminary allocations of the purchase prices, as the purchase price allocations have not been finalized. The Company is awaiting certain financial information regarding assets acquired and liabilities assumed, including final appraisals on property acquired and valuations on certain assumed liabilities. Included in the preliminary allocation of the Hawaii Acquisition was an estimated $14.6 million present value of the BHP Note.

The effects of accelerated payments under the BHP Note, if required, would be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

Under purchase accounting, financial results of BHP Hawaii and Shell Washington have been included in Tesoro's consolidated financial statements since the date of acquisition. Had these results been included in Tesoro's results since January 1, 1997, and the Refinancing and Offerings completed (as defined in Note C below), Tesoro's consolidated results for the nine months ended September 30, 1998 on a pro forma basis would have reflected revenues of approximately $1.7 billion, earnings before extraordinary item of $26 million ($0.54 per basic and $0.53 per diluted share after preferred dividends) and net earnings of $22 million ($0.40 per basic and $0.39 per diluted share after preferred dividends). Tesoro's consolidated results for the nine months ended September 30, 1997, on a pro forma basis would have reflected revenues of approximately $2.2 billion and net earnings of $28 million ($0.59 per basic and diluted share after preferred dividends).

Exploration and Production

In August 1998, the Company purchased a 50% working interest in the Stiles Ranch Field, which included 11,400 gross acres (5,750 net) located in Wheeler County in the Texas Panhandle that are adjacent to 9,900 gross acres (3,750 net) acquired earlier in the year. The acquisition price included $8 million in cash plus the conveyance of a 25% working interest in an undeveloped prospect owned by the Company in South Texas.

In September 1998, the Company purchased oil and gas assets for $10.4 million, which included a 25% to 50% working interest in eight producing wells and 37,500 gross (11,800 net) undeveloped acres in the Morrow gas play located in Wheeler County in the Texas Panhandle. Also included in the transaction were 14,400 gross (6,200 net) undeveloped acres in prospective areas of the onshore Texas Gulf Coast.

Also in 1998, the Company acquired additional interests in 43,300 gross acres (29,400 net) for $4.2 million, located primarily in the onshore Gulf Coast of Texas and in Wheeler County in the Texas Panhandle.

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

The total amount of funds required by Tesoro to complete the Hawaii Acquisition and the Refinancing, to pay related fees and expenses and for general corporate purposes was approximately $432 million, which was financed through a secured credit facility (the "Interim Credit Facility") provided by Lehman Commercial Paper Inc. ("LCPI"), an affiliate of Lehman Brothers Inc. The Interim Credit Facility replaced the Company's previous corporate revolving credit agreement. In the third quarter of 1998, the Company refinanced all borrowings under the Interim Credit Facility with net proceeds from the Offerings (as defined below) and borrowings under the Senior Credit Facility (as defined below).

On July 2, 1998, and in connection with the Notes Offering (defined below) and the Washington Acquisition, the Company entered into a senior credit facility (the "Senior Credit Facility") with a group of lenders led by LCPI in the amount of $500 million. The Senior Credit Facility is comprised of term loan facilities aggregating $200 million (two $100 million tranches, the "Tranche A Term Loans" and the "Tranche B Term Loan") and a $300 million revolving credit facility (the "Revolver"). In addition, the Company may borrow up to $50 million under the Tranche A Term Loans, in up to five draws, for a period of up to six months following July 2, 1998. The Senior Credit Facility is guaranteed by substantially all of the Company's active direct and indirect subsidiaries (the "Guarantors") and is secured by substantially all of the domestic assets of the Company and each of the Guarantors. The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The terms of the Senior

Credit Facility allow for payment of cash dividends on the Company's Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its 7.25% Mandatorily Convertible Preferred Stock.

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

Notes Offering

On July 2, 1998, concurrently with the syndication of the Senior Credit Facility, the Company issued $300 million aggregate principal amount of 9%
Senior Subordinated Notes ("Senior Subordinated Notes") due 2008 (the "Notes Offering", and together with the Equity Offerings, the "Offerings") through a private offering eligible for Rule 144A. The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture (the "Indenture") for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the Indenture are less restrictive than those in the Senior Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the Indenture, allows for the incurrence of additional indebtedness, the Company will be allowed to pay cash dividends on Common Stock.

On August 7, 1998, a Registration Statement was declared effective by the SEC whereby the Company offered, upon the terms and subject to the conditions set forth in the related Prospectus, to exchange $1,000 principal amount of its registered 9% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes"), for each $1,000 principal amount of its unregistered and outstanding Senior Subordinated Notes due 2008. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Subordinated Notes, except as described in the Prospectus. The offer to exchange was completed in September 1998.

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

NOTE D - BUSINESS SEGMENTS

The Company has adopted SFAS No. 131 which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be included in interim financial reports. Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. For the periods presented below, revenues were generated from sales to external customers and there were no intersegment revenues. Segment information for the three months and nine months ended September 30, 1998 and 1997 is as follows (in millions):

                                                                            Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
                                                                            ------------------       -----------------
                                                                             1998       1997          1998       1997
                                                                             ----       ----          ----       ----
Refining and Marketing:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . . .   $  424.7   $  198.8      $  772.5   $  535.0
 Operating costs and other . . . . . . . . . . . . . . . . . . . . . .      397.7      188.0         711.7      509.0
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        7.9        3.4          15.2        9.7
                                                                            -----      -----         -----      -----
  Total Refining and Marketing Segment Operating Profit. . . . . . . .       19.1        7.4          45.6       16.3
                                                                            -----      -----         -----      -----
Exploration and Production:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . . .       19.3       19.7          63.1       61.7
 Other income (expense). . . . . . . . . . . . . . . . . . . . . . . .         -          -           21.8        4.1
 Operating costs and other . . . . . . . . . . . . . . . . . . . . . .        3.6        2.9          11.0        8.7
 Depreciation, depletion and amortization. . . . . . . . . . . . . . .        9.3        7.5          28.7       23.2
                                                                            -----      -----         -----      -----
  Total Exploration and Production Segment Operating
   Profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.4        9.3          45.2       33.9
                                                                            -----      -----         -----      -----
Marine Services:
 Operating revenues. . . . . . . . . . . . . . . . . . . . . . . . . .       28.5       32.5          90.4       98.3
 Operating costs and other . . . . . . . . . . . . . . . . . . . . . .       24.7       29.4          82.1       93.0
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        0.7        0.4           1.8        1.2
                                                                            -----      -----         -----      -----
         Total Marine Services Segment Operating Profit. . . . . . . .        3.1        2.7           6.5        4.1
                                                                            -----      -----         -----      -----
Total Segment Operating Profit . . . . . . . . . . . . . . . . . . . .   $   28.6    $  19.4      $   97.3   $   54.3
                                                                            =====      =====         =====      =====

Total assets for each operating segment are as follows (in millions):
                                                                          September 30,  December 31,
                                                                              1998           1997
                                                                          -------------  ------------

Refining and Marketing . . . . . . . . . . . . . . . . . . . . . . .     $  1,087.5     $    337.4
Exploration and Production . . . . . . . . . . . . . . . . . . . . .          284.0          209.0
Marine Services. . . . . . . . . . . . . . . . . . . . . . . . . . .           61.3           59.3
                                                                            -------        -------
 Total Segment Assets. . . . . . . . . . . . . . . . . . . . . . . .     $  1,432.8     $    605.7
                                                                            =======        ======

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved with a waste disposal site near Abbeville, Louisiana and the Casmalia Disposal Site in Santa Barbara County, California. The Company has been named a potentially responsible party ("PRP") under Federal Superfund law at both sites. Although this law might impose joint and several liability upon each party at the sites, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close each site. The Company is currently involved in settlement discussions with the Environmental Protection Agency ("EPA") and other PRPs pertaining to the Abbeville Site. The Company believes, based on these discussions, that its liability will not exceed $25,000. The Company believes that its liability at the Casmalia Site is de minimus based on the EPA's October 14, 1998 notification. The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties.

At September 30, 1998, the Company's accruals for environmental expenses totaled $11.4 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals to be adequate.

In connection with the Hawaii Acquisition discussed in Note B, the BHP Sellers and the Company have executed a separate environmental agreement, whereby the BHP Sellers have indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification is subject to a maximum limit of $9.5 million and expires after a period of ten years. Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP Sellers and the next $6.0 million will be shared on the basis of 75% by the BHP Sellers and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit.

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

In addition to environmental expenses, the Company anticipates it will make capital improvements totaling approximately $10 million in 1998 and $7 million in 1999 to comply with environmental laws and regulations affecting its Alaska, Hawaii, Pacific Northwest and Gulf Coast operations. In addition, capital expenditures for alternate secondary containment systems for existing storage tank facilities in Alaska are estimated to be $2 million in 1998 and $2 million in 1999, with a remaining $ 5 million to be spent by the end of year 2002.

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

Other

The Company's results for the nine months ended September 30, 1998 included receipt totaling approximately $21 million pretax ($14 million aftertax) from an operator in the Bob West Field, representing funds that are no longer needed as a contingency reserve for litigation.

On October 1, 1998, the Attorney General for the State of Hawaii filed a lawsuit in the U.S. District Court for the District of Hawaii against thirteen oil companies, including Tesoro Petroleum Corporation and Tesoro Hawaii Corporation, alleging anti-competitive marketing practices in violation of Federal and State anti-trust laws. The complaint seeks injunctive relief and compensatory and treble damages and civil penalties against all defendants in an amount in excess of $500 million. The Company believes that it has not engaged in any anti-competitive activities and that this proceeding is subject to the indemnity provision of the Stock Sale Agreement between the BHP Sellers and the Company which provides for indemnification in excess of $2 million and not to exceed $65 million. The Company will defend this litigation vigorously.

NOTE F - LONG-TERM INCENTIVE COMPENSATION

1996 Incentive Compensation Strategy

In June 1996, the Company's Board of Directors unanimously approved a special incentive compensation strategy in order to encourage a longer-term focus for all employees to perform at an outstanding level. The strategy provided eligible employees with incentives to achieve a significant increase in the market price of the Company's Common Stock. Under the strategy, awards were earned when the market price of the Company's Common Stock reached an average price per share of $20 or higher over 20 consecutive trading days after June 30, 1997 and before December 31, 1998 (the "Performance Target"). In connection with this strategy, non-executive employees earned cash bonuses equal to 25% of their individual payroll amounts for the previous twelve complete months and certain executives were granted, from the Company's Amended and Restated Executive Long-Term Incentive Plan ("Incentive Plan"), a total of 340,000 stock options at an exercise price of $11.375 per share, the fair market value (as defined in the Incentive Plan) of a share of the Company's Common Stock on the date of grant, and 350,000 shares of restricted Common Stock, all of which vested upon achieving the Performance Target.

On May 12, 1998, the Performance Target was achieved which resulted in a pretax charge of approximately $20 million ($10 million related to the vesting of restricted stock awards and stock options and $10 million in cash) in the second quarter of 1998. The pretax charge included approximately $8 million in other operating costs and expenses and approximately $12 million in other expense. On an after tax basis, the charge was approximately $13 million, representing approximately 5% of the total aggregate increase in shareholder value since approval of the special incentive strategy in 1996.

1998 Performance Incentive Compensation Plan

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan (the "Performance Plan"), which is intended to advance the best interests of the Company and its stockholders by directly targeting Company performance to align with the ninetieth percentile historical stock-price growth rate for the Company's peer group. In addition, the Performance Plan will provide the Company's employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in the employ of the Company. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share (the "First Performance Target") and $45 per share (the "Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved (the "Performance Period"). The Performance Plan has several tiers of awards, with the award generally determined by job level. Most eligible employees have contingent cash bonus opportunities of 25% of their annual "basic compensation" (as defined in the Performance Plan) and three executive officers have contingent awards of phantom stock. Upon achievement of the First Performance Target, one-fourth of the contingent awards will be earned, with payout deferred until the end of the Performance Period. The remaining 75% will be earned only upon achievement of the Second Performance Target, with payout occurring 30 days thereafter. Employees will need to have at least one year of regular, full-time service at the time the Performance Period ends in order to be eligible for a payment. The Company estimates that it will incur aftertax costs of approximately 1% of the total aggregate increase in shareholder value if the First Performance Target is reached and will incur an additional 2% aftertax charge if the Second Performance Target is reached.

NOTE G - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with SFAS No. 128. Basic earnings per share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during the period. The Company's calculation of diluted earnings per share takes into account the effect of potentially dilutive stock options outstanding during the period. The assumed conversion of preferred stock to common stock for the three months and nine months ended September 30, 1998 (approximately 8,750,000 and 2,917,000 shares, respectively) produced an anti-dilutive result and, in accordance with SFAS No. 128, was not included in the dilutive calculation. Earnings per share calculations for the three months and nine months ended September 30, 1998 and 1997 are presented below (in millions except per share amounts):

                                                              Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              ------------------     -----------------
                                                                 1998      1997        1998      1997
                                                                 ----      ----        ----      ----
Basic:
 Numerator:
  Earnings Before Extraordinary Item . . . . . . . . . . . .   $  7.8    $  8.0     $  24.7   $  23.8
  Extraordinary Loss on Extinguishments of Debt, Aftertax. .       -         -         (4.6)       -
                                                                ------    ------      ------    ------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .      7.8       8.0        20.1      23.8
  Less Preferred Dividends . . . . . . . . . . . . . . . . .      3.0        -          3.0        -
                                                                ------    ------      ------    ------
  Net Earnings Applicable To Common. . . . . . . . . . . . .   $  4.8    $  8.0     $  17.1   $  23.8
                                                                ======    ======      ======    ======

 Denominator:
  Weighted Average Common Shares Outstanding . . . . . . . .     32.3      26.4        28.4      26.4
                                                                ======    ======      ======    ======

 Basic Earnings Per Share:
  Before extraordinary item. . . . . . . . . . . . . . . . .   $ 0.15    $ 0.30     $  0.77   $  0.90
  Extraordinary loss, aftertax . . . . . . . . . . . . . . .      -         -         (0.17)      -
                                                                ------    ------      ------    ------
  Net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.15    $ 0.30     $  0.60   $  0.90
                                                                ======    ======      ======    ======

Diluted:
 Numerator:
  Net Earnings Applicable to Common. . . . . . . . . . . . .   $  4.8    $  8.0     $  17.1   $  23.8
  Plus Income Impact of Assumed Conversions of
   Preferred Stock (only if dilutive) <F1> . . . . . . . . .       -         -           -         -
                                                                ------    ------      ------    ------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . .   $  4.8    $  8.0     $  17.1   $  23.8
                                                                ======    ======      ======    ======

 Denominator:
  Weighted Average Common Shares Outstanding . . . . . . . .     32.3      26.4        28.4      26.4
  Add Potential Dilutive Securities:
   Incremental dilutive shares from assumed conversion
     of stock options and other. . . . . . . . . . . . . . .      0.6       0.5         0.6       0.5
   Incremental dilutive shares from assumed conversion
     of preferred stock <F1> . . . . . . . . . . . . . . . .       -         -           -         -
                                                                ------    ------      ------    ------
  Total Diluted Shares . . . . . . . . . . . . . . . . . . .     32.9      26.9        29.0       26.9
                                                                ======    ======      ======    ======

 Diluted Earnings Per Share <F1>:
   Before extraordinary item . . . . . . . . . . . . . . . .   $ 0.15    $ 0.30     $  0.76   $   0.88
   Extraordinary loss, aftertax. . . . . . . . . . . . . . .       -         -        (0.17)        -
                                                                ------    ------      ------    ------
     Net . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 0.15    $ 0.30     $  0.59   $   0.88
                                                                ======    ======      ======    ======

<F1>  Anti-dilutive impact of assumed conversion of preferred stock into common stock is not considered in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in the Management's Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" on page 26 for discussion of the factors which could cause actual results to differ materially from those projected in such statements.

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

Tesoro acquired the refining and marketing assets of two subsidiaries of BHP in May 1998 and acquired a refinery and related assets from a subsidiary of Shell in August 1998. The Acquisitions are expected to triple Tesoro's historical annual revenues and significantly increase the scope of its refining and marketing operations. Tesoro expects that the results of the Acquisitions will be accretive to earnings and cash flows beginning in 1999. The impact of the Acquisitions on earnings and cash flows may be neutral in 1998 primarily due to the mid-year timing of the Acquisitions and a planned maintenance turnaround at the Hawaii Refinery in the summer of 1998. The Company believes that there are significant cost saving and revenue enhancement opportunities available by integrating the Hawaii Refinery and Washington Refinery with its Alaskan operations and has currently identified $25 million of potential annual cost saving and revenue enhancing synergies. Management expects to begin to realize such synergies in the fourth quarter of 1998 with the full annual impact to be achieved in the fiscal year ending December 31, 1999. The Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Major shifts in the cost of crude oil used for refinery feedstocks and the price of refined products can result in a change in margin from the Refining and Marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and U.S. wholesale refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs. Similarly, changes in natural gas, condensate and oil prices impact revenues and the present value of estimated future net revenues and cash flows from the Company's Exploration and Production operations. The Company may increase or decrease its natural gas production in response to market conditions. The carrying value of oil and gas assets may be subject to noncash write-downs based on changes in natural gas prices and other determining factors. Changes in crude oil and natural gas prices also influence the level of drilling activity in the Gulf of Mexico. The Company's Marine Services operation, whose customers include offshore drilling contractors and related industries, could be impacted by significant fluctuations in crude oil and natural gas prices. The Company's Marine Services segment uses the first-in, first-out ("FIFO") method of accounting for inventories of fuels. Changes in fuel prices can significantly impact inventory valuations and costs of sales in this segment.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

SUMMARY

Tesoro's net earnings of $7.8 million for the three months ended September 30, 1998 ("1998 Quarter") compare with net earnings of $8.0 million for the three months ended September 30, 1997 ("1997 Quarter"). Net earnings per share for the 1998 Quarter were $0.15 (basic and diluted), after preferred dividends, compared to $0.30 (basic and diluted) in the 1997 Quarter. The Company's net earnings remained relatively unchanged from quarter to quarter. Higher downstream profits from the Company's refining and marketing and marine services operations, together with increased production in its Exploration and Production segment, were substantially offset by the impact of lower Bolivian natural gas prices and increased interest and financing costs. On a per share basis, the Company's net earnings were reduced by dividends on preferred stock and the impact of issuing additional shares of Common Stock during the quarter.

For the year-to-date period, net earnings of $20.1 million ($0.60 per basic share, $0.59 per diluted share) for the nine months ended September 30, 1998 ("1998 Period") compare with net earnings of $23.8 million ($0.90 per basic share, $0.88 per diluted share) for the nine months ended September 30, 1997 ("1997 Period"). Significant items which affect the comparability between results for 1998 and 1997 are highlighted in the table below (in millions except per share amounts):

                                                                     Three Months Ended      Nine Months
                                                                       September 30,        September 30,
                                                                     -------------------   ----------------
                                                                      1998      1997       1998       1997
                                                                      ----      ----       ----       ----

Net Earnings as Reported . . . . . . . . . . . . . . . . . . . .   $   7.8   $   8.0     $  20.1   $  23.8
Extraordinary Loss on Debt Extinguishments, Net of Income Tax
 Benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -          4.6        -
                                                                     ------    ------      ------    ------
Earnings Before Extraordinary Item . . . . . . . . . . . . . . .       7.8       8.0        24.7      23.8
                                                                     ------    ------      ------    ------
Significant Items Affecting Comparability, Pretax:
 Income from receipt of contingency funds from an operator . . .        -         -         21.3        -
 Charge for special incentive compensation strategy. . . . . . .        -         -        (19.9)       -
 Income from retroactive severance tax refunds . . . . . . . . .        -         -           -        1.8
 Income from collection of Bolivian receivable . . . . . . . . .        -         -           -        2.2
                                                                     ------    ------      ------    ------
  Total Significant Items, Pretax. . . . . . . . . . . . . . . .        -         -          1.4       4.0
  Income Tax Effect. . . . . . . . . . . . . . . . . . . . . . .        -         -          0.5       1.2
                                                                     ------    ------      ------    ------
  Total Significant Items, Aftertax. . . . . . . . . . . . . . .        -         -          0.9       2.8
                                                                     ------    ------      ------    ------
Net Earnings Excluding Significant Items and Extraordinary Item.       7.8       8.0        23.8      21.0
Preferred Dividend Requirements. . . . . . . . . . . . . . . . .       3.0        -          3.0        -
                                                                     ------    ------      ------    ------
Net Earnings Applicable to Common Stock, Excluding
 Significant Items and Extraordinary Items . . . . . . . . . . .   $   4.8   $   8.0     $  20.8   $  21.0
                                                                     ======    ======      ======    ======

Earnings Per Share - Basic:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.15   $  0.30     $  0.60   $  0.90
 Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .        -         -        (0.17)       -
 Effect of other significant items . . . . . . . . . . . . . . .        -         -         0.04      0.11
                                                                     ------    ------      ------    ------
 Excluding significant items and extraordinary item. . . . . . .   $  0.15   $  0.30     $  0.73   $  0.79
                                                                     ======    ======      ======    ======

Earnings Per Share - Diluted:
 As reported . . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.15   $  0.30     $  0.59   $  0.88
 Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .        -         -        (0.17)       -
 Effect of other significant items . . . . . . . . . . . . . . .        -         -         0.04      0.10
                                                                     ------    ------      ------    ------
 Excluding significant items and extraordinary item. . . . . . .   $  0.15   $  0.30     $  0.72   $  0.78
                                                                     ======    ======      ======    ======

For the year-to-date periods, excluding significant items, net earnings would have been $20.8 million ($0.73 per basic share, $0.72 per diluted share) for the 1998 Period compared to $21.0 million ($0.79 per basic share, $0.78 per diluted share) for the 1997 Period. The decrease in net earnings in the 1998 Period was primarily due to higher interest and financing costs and income taxes, which were substantially offset by increased refining and marketing results.

A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

REFINING AND MARKETING
                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                     ------------------      -----------------
                                                                       1998       1997        1998       1997
                                                                       ----       ----        ----       ----
                                                                 (Dollars in millions except per barrel amounts)
Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . . . .   $  406.2   $  177.5    $  713.8   $  486.9
 Other, primarily crude oil resales and merchandise. . . . . . .       18.5       21.3        58.7       48.1
                                                                      -----      -----       -----      -----
  Gross Operating Revenues . . . . . . . . . . . . . . . . . . .   $  424.7   $  198.8    $  772.5   $  535.0
                                                                      =====      =====       =====      =====

Total Operating Profit:
 Gross margin:
  Refinery <F1><F2>. . . . . . . . . . . . . . . . . . . . . . .   $   99.3   $   30.4    $  182.4   $   85.3
  Non-refinery <F2>. . . . . . . . . . . . . . . . . . . . . . .        4.3        3.8        15.0        9.5
                                                                      -----      -----       -----      -----
   Total gross margins . . . . . . . . . . . . . . . . . . . . .      103.6       34.2       197.4       94.8
 Operating expenses and other. . . . . . . . . . . . . . . . . .       76.6       23.4       136.6       68.8
 Depreciation and amortization . . . . . . . . . . . . . . . . .        7.9        3.4        15.2        9.7
                                                                      -----      -----       -----      -----
  Segment Operating Profit . . . . . . . . . . . . . . . . . . .   $   19.1   $    7.4    $   45.6   $   16.3
                                                                      =====      =====       =====      =====

Capital Expenditures . . . . . . . . . . . . . . . . . . . . . .   $   13.7   $   11.8    $   20.9   $   30.6
                                                                      =====      =====       =====      =====

Refinery Throughput (thousands of barrels/day):
 Alaska. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58.6       43.2        58.2       48.2
 Hawaii <F3> . . . . . . . . . . . . . . . . . . . . . . . . . .       80.7         -         76.8         -
 Washington <F3> . . . . . . . . . . . . . . . . . . . . . . . .      106.6         -        106.6         -
                                                                      -----      -----       -----      -----
  Total Refinery Throughput                                           245.9       43.2       241.6       48.2
                                                                      =====      =====       =====      =====

Refined Products Manufactured (thousands of barrels per day) <F3>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . . . .       72.4       11.3        36.3       12.5
 Jet fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . .       53.4       11.9        33.6       14.6
 Diesel fuel . . . . . . . . . . . . . . . . . . . . . . . . . .       29.9        6.1        14.6        5.8
 Heavy oils and residual products. . . . . . . . . . . . . . . .       48.3       12.6        29.1       14.1
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13.4        1.9         6.6        2.5
                                                                      -----      -----       -----      -----
  Total Refined Products Manufactured. . . . . . . . . . . . . .      217.4       43.8       120.2       49.5
                                                                      =====      =====       =====      =====

Refinery Product Spread ($/barrel) . . . . . . . . . . . . . . .   $   5.14   $   7.65    $   5.74   $   6.48
                                                                      =====      =====       =====      =====

Segment Product Sales (thousands of barrels per day) <F3><F4>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . . . .       76.0       18.6        40.0       18.2
 Middle distillates. . . . . . . . . . . . . . . . . . . . . . .      100.9       37.8        60.3       30.1
 Heavy oils, residual products and other . . . . . . . . . . . .       50.1       13.8        31.8       17.7
                                                                      -----      -----       -----      -----
  Total Product Sales. . . . . . . . . . . . . . . . . . . . . .      227.0       70.2       132.1       66.0
                                                                      =====      =====       =====      =====

Total Segment Gross Margins on Product  Sales ($/barrel) <F5>:
 Average sales price . . . . . . . . . . . . . . . . . . . . . .   $  19.45   $  27.49    $   19.79  $  27.03
 Average costs of sales. . . . . . . . . . . . . . . . . . . . .      14.82      22.88        14.72     22.36
                                                                      -----      -----       -----      -----
  Gross Margin . . . . . . . . . . . . . . . . . . . . . . . . .   $   4.63   $   4.61    $    5.07  $   4.67
                                                                      =====      =====       =====      =====

<F1>  Represents throughput at the Company's refineries times refinery product spread.
<F2>  Amounts reported for 1997  have  been  reclassified  to conform  with current presentation, primarily to reclassify retail margins and intrasegment transportation revenues from non-refinery to refinery product spread.  Non-refinery margin includes merchandise margins, margins on products purchased and resold, and adjustments due to selling a  volume  and  mix  of  products  that  is  different  than  actual  volumes manufactured.
<F3>  Sales  and  manufactured  volumes  for  1998  include  amounts  from  the acquired Hawaii and Washington operations since the date of acquisitions, averaged  over the periods presented.  Throughput volumes for the Hawaii and Washington refineries are since the date of acquisitions, averaged over the periods owned only.
<F4>  Sources of total products sales include products manufactured at the  refineries,  products  drawn  from inventory balances and products purchased from third parties.
<F5>  Gross  margins  on total product sales include margins on sales of purchased products, together with the
      effect  of  changes  in  inventories.   Amounts reported for 1997 have been reclassified to conform with current presentation.

REFINING AND MARKETING

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit for the Company's Refining and Marketing operations was $19.1 million in the 1998 Quarter, an increase of $11.7 million from segment operating profit of $7.4 million in the 1997 Quarter. The improvement in results from Refining and Marketing was primarily due to higher throughput volumes, primarily stemming from its recently acquired operations (see Note B of Notes to Condensed Consolidated Financial Statements), and improved refined product yields in Alaska. Higher sales within the segment's Alaska, Hawaii and Northwest markets also contributed to the improved profitability.

The 1998 Quarter benefited from an expansion completed in October 1997 of the Company's hydrocracker unit at its Alaska refinery, which increased the unit's capacity by approximately 25% and enables the Company to produce more jet fuel, a product in short supply in Alaska. The expansion began to favorably impact this segment's results in the fourth quarter of 1997. Financial results for the acquired operations have been included since the dates of acquisition. The Hawaii Acquisition was completed on May 29, 1998 and the Washington Acquisition on August 10, 1998. The acquired operations contributed positively to the segment's results for the 1998 Quarter, but are expected, after interest and financing costs, to have a neutral impact for the year.

During the 1998 Quarter, throughput at the Alaska refinery increased by 15,400 barrels per day, a 36% increase over the 1997 Quarter, which included a 30-day maintenance turnaround. Throughput averaged 80,700 barrels per day at the Hawaii Refinery and 106,600 barrels per day at the Washington Refinery during the 1998 Quarter. The improved Alaska product slate, together with results from the acquired operations, contributed to a total refined product gross margin of $4.63 per barrel in the 1998 Quarter compared to $4.61 per barrel in the 1997 Quarter. Total product sales volumes tripled to 227,000 barrels per day due to the Acquisitions and higher throughput volumes.

Revenues from sales of refined products increased during the 1998 Quarter primarily due to the higher sales and throughput volumes, partially offset by a reduction in average sales prices. Merchandise revenues increased in the 1998 Quarter due to the Hawaii Acquisition, which included 32 retail stations. Other revenues included crude oil resales of $6.1 million in the 1998 Quarter compared with $12.3 million in the 1997 Quarter. The increase in costs of sales also reflected the higher volumes associated with the Acquisitions and marketing efforts in Alaska, partly offset by lower feedstock prices. Margins from non-refinery activities increased to $4.3 million in the 1998 Quarter due primarily to higher merchandise sales. Operating expenses and other increased during the 1998 Quarter primarily due to the Acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit from the Refining and Marketing operations totaled $45.6 million in the 1998 Period compared to $16.3 million in the 1997 Period. As discussed above, this increase was due to a number of factors, including higher throughput volumes from the Acquisitions and improved refined product yields in Alaska.

During the 1998 Period, throughput at the Alaska refinery increased by 10,000 barrels per day, a 21% increase over the 1997 Period. Production of jet fuel at this refinery increased by approximately 35% over the 1997 Period due to the hydrocracker expansion completed in October 1997 together with the higher throughput levels and an improved feedstock slate. The improved refined product yield, together with results from the acquired operations, contributed to sales volumes of 132,100 barrels per day and a refined product gross margin of $5.07 per barrel in the 1998 Period. Refined product gross margin was $4.67 per barrel in the 1997 Period.

Revenues from sales of refined products in the Company's Refining and Marketing segment increased during the 1998 Period due to the Acquisitions partially offset by lower sales prices. Other revenues included $29.9 million and $23.0 million in crude oil resales in the 1998 Period and 1997 Period, respectively. The increase in cost of sales was primarily due to higher volumes associated with the Acquisitions partly offset by lower feedstock costs. Margins on non-refinery activities increased to $15.0 million in the 1998 Period as compared to $9.5 million in the 1997 Period due primarily to higher merchandise sales. Operating expenses and other were higher in the 1998 Period due primarily to the Acquisitions.

The Company's initiatives to enhance its product slate and sell more product within core markets have improved the fundamental earnings potential of this segment. Certain of these initiatives, such as the Alaska hydrocracker expansion and improved feedstock slate, were completed in the fourth quarter of 1997. Management expects that future quarters will continue to benefit from the impact of these initiatives. In addition, Tesoro expects that the results of the Acquisitions will be accretive to earnings and cash flows beginning in 1999. The revenues and scope of the Refining and Marketing segment have been significantly increased with the Acquisitions (see Note B of Notes to Condensed Consolidated Financial Statements). Future profitability of this segment, however, will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products, and other additional factors that are beyond the control of the Company.

EXPLORATION AND PRODUCTION
                                                                       Three Months Ended        Nine Months Ended
                                                                         September 30,              September 30,
                                                                       ------------------        -----------------
                                                                       1998        1997           1998         1997
                                                                       ----        ----           ----         ----
                                                                    (Dollars in millions except per unit amounts)
U.S. <F1>:
 Gross operating revenues. . . . . . . . . . . . . . . . . . .   $     16.5   $    15.9      $    54.3   $     53.3
 Other income. . . . . . . . . . . . . . . . . . . . . . . . .           -           -            22.3          1.9
 Production costs  . . . . . . . . . . . . . . . . . . . . . .          2.3         1.5            6.8          5.0
 Administrative support and other operating expenses . . . . .          0.4         0.6            1.4          1.7
 Depreciation, depletion and amortization. . . . . . . . . . .          8.5         7.0           26.7         22.2
                                                                   ---------    --------       --------    ---------
  Segment Operating Profit - U.S.. . . . . . . . . . . . . . .          5.3         6.8           41.7         26.3
                                                                   ---------    --------       --------    ---------

BOLIVIA:
 Gross operating revenues. . . . . . . . . . . . . . . . . . .          2.8         3.8            8.8          8.4
 Other income (expense). . . . . . . . . . . . . . . . . . . .           -           -            (0.5)         2.2
 Production costs. . . . . . . . . . . . . . . . . . . . . . .          0.3         0.3            0.8          0.7
 Administrative support and other operating expenses . . . . .          0.6         0.5            2.0          1.3
 Depreciation, depletion and amortization. . . . . . . . . . .          0.8         0.5            2.0          1.0
                                                                   ---------    --------       --------    ---------
  Segment Operating Profit - Bolivia . . . . . . . . . . . . .          1.1         2.5            3.5          7.6
                                                                   ---------    --------       --------    ---------

Total Segment Operating Profit - Exploration and Production. .   $      6.4   $     9.3      $    45.2   $     33.9
                                                                   =========    ========       ========    =========

U.S.:
 Average Daily Net Production:
  Natural gas (thousand cubic feet, "Mcf") . . . . . . . . . .       83,563      79,683         91,871       86,317
  Oil (barrels). . . . . . . . . . . . . . . . . . . . . . . .          239          93            223          119
   Total (thousand cubic feet equivalent, "Mcfe"). . . . . . .       84,997      80,241         93,209       87,031
 Average Prices:
  Natural gas ($/Mcf) <F2> . . . . . . . . . . . . . . . . . .   $     2.02   $    2.01      $    2.03   $     2.08
  Oil ($/barrel) . . . . . . . . . . . . . . . . . . . . . . .   $    11.07   $   18.23      $   12.46   $    19.44
 Average Operating Expenses ($/Mcfe):
  Lease operating expenses . . . . . . . . . . . . . . . . . .   $     0.27   $    0.21      $    0.23   $     0.18
  Severance taxes. . . . . . . . . . . . . . . . . . . . . . .         0.03          -            0.04         0.03
                                                                   ---------    --------       --------    ---------
   Total production costs. . . . . . . . . . . . . . . . . . .         0.30        0.21           0.27         0.21
  Administrative support and other . . . . . . . . . . . . . .         0.06        0.09           0.05         0.07
                                                                   ---------    --------       --------    ---------
   Total Operating Expenses. . . . . . . . . . . . . . . . . .   $     0.36   $    0.30      $    0.32   $     0.28
                                                                   =========    ========       ========    =========
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . . .   $     1.07   $    0.93      $    1.03   $     0.92
                                                                   =========    ========       ========    =========
 Capital Expenditures. . . . . . . . . . . . . . . . . . . . .   $     38.0   $    16.3      $    76.5   $     32.5
                                                                   =========    ========       ========    =========

BOLIVIA:
 Average Daily Net Production:
  Natural gas (Mcf). . . . . . . . . . . . . . . . . . . . . .       31,921      26,856         27,083       18,452
  Condensate (barrels) . . . . . . . . . . . . . . . . . . . .          640         760            726          529
   Total (Mcfe). . . . . . . . . . . . . . . . . . . . . . . .       35,761      31,416         31,439       21,626
 Average Prices:
  Natural gas ($/Mcf). . . . . . . . . . . . . . . . . . . . .   $     0.76   $    1.13      $    0.84   $     1.20
  Condensate ($/barrel). . . . . . . . . . . . . . . . . . . .   $    11.47   $   15.00      $   12.83   $    16.23
 Average Operating Expenses ($/Mcfe):
  Production costs . . . . . . . . . . . . . . . . . . . . . .   $     0.07   $    0.10      $    0.09   $     0.11
  Administrative support and other . . . . . . . . . . . . . .         0.22        0.20           0.25         0.25
                                                                   ---------    --------       --------    ---------
   Total Operating Expenses. . . . . . . . . . . . . . . . . .   $     0.29   $    0.30      $    0.34   $     0.36
                                                                   =========    ========       ========    =========
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . . .   $     0.22   $    0.19      $    0.22   $     0.18
                                                                   =========    ========       ========    =========
 Capital Expenditures. . . . . . . . . . . . . . . . . . . . .   $     15.2   $    20.0      $    26.7   $     26.0
                                                                   =========    ========       ========    =========

<F1> Represents the Company's U.S. oil and gas operations combined with gas transportation activities.
<F2> Includes effects of the Company's natural gas  commodity  price agreements which amounted to gains of $0.09 per
     Mcf and $0.03 per Mcf for the three months and nine months ended September 30, 1998, respectively, and  a  loss of  $0.06  per Mcf for the nine months ended September 30, 1997.  There were no such gains or losses during the three months ended September 30, 1997.

EXPLORATION AND PRODUCTION

U.S.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit from the Company's U.S. exploration and production operations was $5.3 million in the 1998 Quarter compared with $6.8 million in the 1997 Quarter. The decline in operating profit was primarily due to higher depletion expenses associated with exploration activities and higher production volumes. The Company's U.S. production volumes increased 6% to 85.0 million cubic feet equivalents ("Mmcfe") per day in the 1998 Quarter compared to
80.2 Mmcfe per day in the 1997 Quarter. The Company's U.S. production outside of the Bob West Field rose to 54% of total U.S. production during the 1998 Quarter, as compared to 23% in the 1997 Quarter. This increase was mainly attributable to the development of fields discovered in the Val Verde Basin, the Upper Wilcox Trend and the Frio/Vicksburg Trend. During the 1998 Quarter, the Company acquired interests in the Texas Panhandle that are expected to increase the Company's net production in the 1998 fourth quarter by approximately 7 Mmcfe per day.

Gross operating revenues from the Company's U.S. operations increased by $0.6 million due to the higher production, while natural gas prices remained flat. Production costs per Mcfe increased from $0.21 to $0.30, primarily due to lease operating expenses. In the Bob West Field, aggregate lease operating expenses remained relatively flat, while field production declined by 22 Mmcfe per day, resulting in an increase in per unit lease operating expenses from $0.19 to $0.26 per Mcfe. Lease operating expenses at other fields remained flat at $0.27 per Mcfe, while production increased by 27 Mmcfe per day. Depreciation, depletion and amortization increased by $1.5 million, or 21%, due to a higher depletion rate and increased volumes. The higher depletion rate was the result of the Company's emphasis on exploration. Exploration costs represented more than half of total 1998 drilling costs.

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuation in the prices of natural gas in the spot market. During the 1998 Quarter, the Company used such agreements to set the price of approximately 20% of the natural gas production that it sold in the spot market and recognized a gain of $0.7 million ($0.09 per Mcf) related to these price agreements. The Company did not have any such transactions during the 1997 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit of $41.7 million from the Company's U.S. exploration and production operations in the 1998 Period compares to $26.3 million in the 1997 Period. Comparability between these periods was impacted by certain significant items. The 1997 Period included retroactive severance tax refunds of $1.8 million, while the 1998 Period included income from receipt of approximately $21.3 million from an operator in the Bob West Field, representing funds that were no longer needed as a contingency reserve for litigation.
Excluding these significant items, segment operating profit decreased by approximately $4.1 million primarily due to lower natural gas prices and higher depreciation, depletion and amortization and operating expenses.

Gross operating revenues from the Company's U.S. operations increased by $1.0 million as higher production volumes were generally offset by lower prices. The Company's U.S. production averaged 93.2 Mmcfe per day in the 1998 Period, an increase of 6.2 Mmcfe per day over the 1997 Period. Prices realized by the Company on its spot natural gas production declined to $2.03 per Mcf in the 1998 Period from $2.08 per Mcf in the 1997 Period. Lease operating expenses, which increased from $4.4 million to $5.9 million, remained relatively flat in the Bob West Field but were higher in other fields by $1.7 million. Production in the Bob West Field declined by 26 Mmcfe per day resulting in an increase in per unit lease operating expenses from $0.15 to $0.23 per Mcfe. Production at other fields increased by 32 Mmcfe per day resulting in a decrease in per unit lease operating expenses from $0.32 to $0.24 per Mcfe. Depreciation, depletion and amortization increased by $4.5 million, or 20%, due to a higher depletion rate and increased volumes. The higher depletion rate was the result of increased exploration activities.

During the 1998 and 1997 Periods, the Company used commodity price agreements to set the price of approximately 12% and 11%, respectively, of the natural gas production that it sold in the spot market. During the 1998 and 1997 Periods, the Company realized a gain of $1.0 million ($0.03 per Mcf) and a loss of $1.6 million ($0.06 per Mcf), respectively, from these price agreements.

BOLIVIA

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit from the Company's Bolivian operations decreased $1.4 million from $2.5 million in the 1997 Quarter to $1.1 million in the 1998 Quarter. This decrease in segment operating profit was primarily due to lower natural gas and oil prices. Bolivian natural gas prices, which are contractually tied to posted New York fuel oil prices, fell 33% from $1.13 per Mcf in the 1997 Quarter to $0.76 per Mcf in the 1998 Quarter. However, production volumes increased from 31.4 Mmcfe per day to 35.8 Mmcfe per day .

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997. Segment operating profit from the Company's Bolivian operations decreased $4.1 million from $7.6 million in the 1997 Period to $3.5 million in the 1998 Period. The 1997 Period included other income of $2.2 million related to the collection of the receivable discussed above. Excluding this other income, segment operating profit for the 1998 Period decreased by $1.9 million from the 1997 Period primarily due to the decline in natural gas prices together with a charge for prior period taxes. Bolivian natural gas prices fell 30% from $1.20 per Mcf in the 1997 Period to $0.84 per Mcf in the 1998 Period and condensate prices fell from $16.23 to $12.83 per barrel. However, production volumes increased from 21.6 Mmcfe per day to 31.4 Mmcfe per day resulting in an overall revenue increase of $0.4 million. The Company's share of net production increased in the 1998 Period as a result of the July 1997 buyout of interests held by its former joint venture participant, and the remaining production difference resulted in part from production constraints in the 1997 Period arising from repairs to a non-Company-owned pipeline that transports gas from Bolivia to Argentina. The increase in depreciation, depletion and amortization was due to the higher production volumes and a higher depletion rate.

A lack of market access has constrained natural gas production in Bolivia. The Company believes that the completion of a 1,900-mile pipeline from Bolivia to Brazil will provide access to larger gas-consuming markets. Upon completion of this pipeline, the Company will face intense competition from major and independent natural gas companies operating in Bolivia for a share of the contractual volumes to be exported to Brazil. It is anticipated that each producer's share of the contractual volumes will be allocated by YPFB according to a number of factors, including the producer's reserve volumes and production capacity. Although the Company expects gas deliveries on the pipeline to begin in 1999, there can be no assurance that the pipeline will be operational next year. With the exception of the volumes currently under contract with the Bolivian government, the Company cannot be assured of the amount of additional volumes that will be exported to Brazil upon completion of the pipeline.

The productive capacity of the Company's wells in Bolivia, including shut-in wells, is approximately 120 Mmcf per day gross. At September 30, 1998, the Company had four wells in progress as part of a five-well program designed to increase proved reserves. In addition, an affiliate of Total, S.A. has spud the first well pursuant to a farmout agreement covering the Company's acreage located in the Andes mountains.

MARINE SERVICES
                                            Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                            ------------------    -----------------
                                              1998      1997        1998      1997
                                              ----      ----        ----      ----
                                                     (Dollars in Millions)
Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . . .   $  21.4   $  25.2     $  69.7   $  77.6
 Lubricants and other. . . . . . . . . .       4.0       4.2        11.9      12.3
 Services. . . . . . . . . . . . . . . .       3.1       3.1         8.8       8.4
                                             -----     -----       -----     -----
  Gross Operating Revenues . . . . . . .      28.5      32.5        90.4      98.3
Costs of Sales . . . . . . . . . . . . .      17.8      22.9        60.8      72.6
                                             -----     -----       -----     -----
  Gross Profit . . . . . . . . . . . . .      10.7       9.6        29.6      25.7
Operating Expenses and Other . . . . . .       6.9       6.5        21.3      20.4
Depreciation and Amortization. . . . . .       0.7       0.4         1.8       1.2
                                             -----     -----       -----     -----
    Segment Operating Profit . . . . . .   $   3.1   $   2.7     $   6.5   $   4.1
                                             =====     =====       =====     =====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . . . .      43.8      39.1       135.3     116.2
 Lubricants. . . . . . . . . . . . . . .       0.5       0.7         1.7       2.0

Capital Expenditures . . . . . . . . . .   $   0.4   $   2.0     $   3.0   $   5.3


Gross operating revenues in the Marine Services segment declined by $4.0 million and $7.9 million during the 1998 Quarter and 1998 Period, respectively, primarily due to lower fuel sales prices, partially offset by increased fuel volumes. The decreases in costs of sales also reflected the lower fuel prices. Despite lower rig activity in the Gulf of Mexico, total segment operating profit improved by $0.4 million and $2.4 million in the 1998 Quarter and 1998 Period, respectively, largely due to the higher fuel volumes and margins.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $1.1 million and $2.1 million during the 1998 Quarter and 1998 Period, respectively. These increases included higher employee costs and professional fees due in part to the installation and implementation of an integrated software system.

INTEREST AND FINANCING COSTS

Interest and financing costs increased by $9.0 million and $14.9 million during the 1998 Quarter and 1998 Period, respectively. These increases were primarily due to higher borrowings under the Company's credit arrangements, including the Senior Credit Facility and Senior Subordinated Notes, to fund the Acquisitions and the Refinancing (see Notes B and C of Notes to Condensed Consolidated Financial Statements) and to fund net working capital requirements and capital expenditures.

OTHER OPERATING COSTS AND OTHER EXPENSES

Other operating costs and other expense in the 1998 Period included a charge of $19.9 million for the special incentive compensation strategy, of which $7.9 million related to operating segment employees (see Note F of Notes to Condensed Consolidated Financial Statements).

INCOME TAX PROVISION

The income tax provision increased by $0.7 million and $4.8 million in the 1998 Quarter and 1998 Period, respectively. The effective tax rate rose to 44% in the 1998 Period from 38% in the 1997 Period primarily due to higher Bolivian taxes and higher consolidated taxable earnings which reduced available state net operating loss carryforwards.

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

CREDIT ARRANGEMENTS AND CAPITALIZATION

Refinancing and Offerings

In conjunction with closing the Hawaii Acquisition, on May 29, 1998, Tesoro completed a Refinancing of all of its then-existing indebtedness. The total amount of funds required by Tesoro on that date to complete the Hawaii Acquisition and the Refinancing, to pay related fees and expenses and for general corporate purposes was approximately $432 million, which was financed through the Interim Credit Facility. In July 1998, the Company refinanced all borrowings under the Interim Credit Facility with net proceeds from the Offerings and borrowings under the Senior Credit Facility.

On July 2, 1998, and in connection with the Notes Offering and the Washington Acquisition, the Company entered into the Senior Credit Facility in the amount of $500 million. In addition to funding the cash consideration of the Acquisitions and Refinancing, the Senior Credit Facility provides the Company with enhanced financial flexibility, such as increased working capital capacity and funds for general corporate purposes, including the projected capital expenditures for 1998.

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

On July 2, 1998, concurrently with the syndication of the Senior Credit Facility, the Company issued $300 million aggregate principal amount of Senior Subordinated Notes through a private offering eligible for Rule 144A. The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. On August 7, 1998, a Registration Statement was declared effective by the SEC whereby the Company offered, upon the terms and subject to the conditions set forth in the related Prospectus, to exchange $1,000 principal amount of Exchange Notes for each $1,000 principal amount of its Senior Subordinated Notes. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Subordinated Notes, except as described in the Prospectus. The offer to exchange was completed in September 1998.

Capitalization

After issuance of the Senior Subordinated Notes, Common Stock and PIES, entering into the Senior Credit Facility and the application of the net proceeds therefrom, the Company's indebtedness as of September 30, 1998 was approximately $490 million (excluding an additional $322 million available under the Senior Credit Facility) with a debt-to-capitalization ratio of 45%.

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

The Senior Credit Facility, the Senior Subordinated Notes and PIES, as described in Note C of Notes to Condensed Consolidated Financial Statements impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

CAPITAL SPENDING (EXCLUDING AMOUNTS TO FUND ACQUISITIONS)

During the first nine months of 1998, the Company's capital expenditures totaled $131 million which were financed with internally-generated cash flows from operations and external financing. Although capital expenditures for the year had been projected to exceed $220 million, actual capital spending will be less due to a number of factors, including the timing of refining and marketing and other capital projects. Capital expenditures for the remainder of the year, currently estimated at $45 million to $55 million, are expected to be funded by cash flows from operations and external borrowings under the Company's credit arrangements.

The Exploration and Production segment accounts for $139 million of the projected capital spending with $88 million planned for U.S. activities and $51 million for Bolivia. Planned U.S. expenditures include $20 million for acquisitions, $32 million for development drilling (participation in 27 wells), $14 million for leasehold, geological and geophysical, and $22 million for exploratory drilling (participation in 22 wells). In Bolivia, the drilling program is projected at $10 million for development drilling (two wells) and $22 million for exploratory drilling (three wells), with the remainder planned for gathering lines to shut-in wells, workovers and three-dimensional seismic activity. For the 1998 Period, actual U.S. expenditures in the Exploration and Production segment were $76 million, principally for the participation in the drilling of 16 development wells (15 completed), 18 exploratory wells (eleven completed) and purchases of interests in oil and gas properties. In Bolivia, capital spending for the 1998 Period totaled $27 million, primarily for drilling four wells in progress.

Capital spending for the downstream operations, the Refining and Marketing and Marine Services segments, are projected to range from $30 million to $40 million for the year 1998, which includes retail marketing projects, improvements to the refineries, environmental projects and equipment and facility upgrades. The downstream operations spent approximately $24 million towards these projects during the 1998 Period.

Capital expenditures for corporate projects are primarily directed towards the installation and implementation of an integrated software system, which totaled $4 million during the 1998 Period. Another $2 million is expected to be spent in this area during the remainder of 1998, with $12 million to be expended during 1999.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                          1998         1997
                                                          ----         ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . . . .  $   98.7    $    71.1
  Investing Activities . . . . . . . . . . . . . . .    (659.4)       (98.2)
  Financing Activities . . . . . . . . . . . . . . .     555.8         11.7
                                                        -------      -------
Decrease in Cash and Cash Equivalents. . . . . . . .  $   (4.9)   $   (15.4)
                                                        =======      =======

Net cash from operating activities of $99 million during the 1998 Period, compares to $71 million during the 1997 Period. Higher levels of earnings plus depreciation, depletion and amortization, primarily from the Acquisitions, together with favorable changes in working capital components contributed to the increase in cash flows from operations during the 1998 period. Net cash used in investing activities of $659 million during the 1998 Period included approximately $528 million for the Acquisitions and capital expenditures of $131 million. Net cash from financing activities of $556 million included net proceeds from the Offerings of $533 million, gross borrowings under revolving credit lines and term loans of $901 million with $775 million of repayments, and refinancing and payment of other debt of $92 million. At September 30, 1998, the Company's net working capital totaled $151 million, which included cash and cash equivalents of $3 million.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties. At September 30, 1998, the Company's accruals for environmental expenses totaled $11.4 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. In addition to environmental expenses, the Company anticipates it will make capital improvements totaling approximately $10 million in 1998 and $7 million in 1999 to comply with environmental laws and regulations affecting its Alaska, Hawaii, Pacific Northwest and Gulf Coast operations. In addition, capital expenditures for alternate secondary containment systems for existing storage tank facilities in Alaska are estimated to be $2 million in 1998 and $2 million in 1999, with a remaining $ 5 million to be spent by the end of year 2002.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (current and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act. The amount of such future expenditures cannot currently be determined by the Company.

For further information on environmental and other contingencies, including environmental matters related to the Acquisitions, see Note E of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and Legal Proceedings in Part II, Item 1, included herein

OTHER

The Company's results for the 1998 Period reflected receipt of approximately $21 million pretax ($14 million aftertax) from an operator in the Bob West Field, representing funds that are no longer needed as a contingency reserve for litigation. These proceeds were used to reduce debt levels.

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan (the "Performance Plan"), which is intended to advance the best interests of the Company and its stockholders by directly targeting Company performance to align with the ninetieth percentile historical stock-price growth rate for the Company's peer group. In addition, the Performance Plan will provide the Company's employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in the employ of the Company. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share (the "First Performance Target") and $45 per share (the "Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved (the "Performance Period"). The Performance Plan has several tiers of awards, with the award generally determined by job level. Most eligible employees have contingent cash bonus opportunities of 25% of their annual "basic compensation" (as defined in the Performance Plan) and three executive officers have contingent awards of phantom stock. Upon achievement of the First Performance Target, one-fourth of the contingent awards will be earned, with payout deferred until the end of the Performance Period. The remaining 75% will be earned only upon achievement of the Second Performance Target, with payout occurring 30 days thereafter. Employees will need to have at least one year of regular, full-time service at the time the Performance Period ends in order to be eligible for a payment. The Company estimates that it will incur aftertax costs of approximately 1% of the total aggregate increase in shareholder value if the First Performance Target is reached and will incur an additional 2% aftertax charge if the Second Performance Target is reached.

YEAR 2000 READINESS DISCLOSURE

The efficient operation of the Company's business is dependent on its computer hardware, operating systems and software programs (collectively, "Systems and Programs"). These Systems and Programs are used in several key areas of the Company's business, including production and distribution, information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Systems and Programs to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The Company has identified and is replacing a number of Systems and Programs which are not year 2000 compliant. The year 2000 problem refers to the limitations of certain existing hardware and software programs to recognize date sensitive information for the year 2000 and beyond. Unless replaced or modified prior to the year 2000, such hardware and systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. Modification or replacement of the Company's Systems and Programs is being performed in-house by company personnel as well as external consultants.

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

Management of the Company expects that expenses and capital expenditures associated with the year 2000 compliance project will not have a material effect on its business, financial condition or results of operations. The Company estimates that it will spend approximately $1 million in 1998 and $4 million in 1999 to become year 2000 compliant. The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. Problems encountered by the Company's vendors, customers and other third parties may also have an adverse effect on the Company's operations. Purchased hardware and software will continue to be capitalized in accordance with accounting policy. Personnel and other costs will also be accounted for as appropriate under accounting policy.

The foregoing statements in the above paragraphs under "Year 2000 Readiness Disclosure" herein are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, among other things, discussions of anticipated revenue enhancements and cost savings following the Acquisitions, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Future results will also be dependent upon the ability of the Company to integrate the Acquisitions with the Company's other operations. Many of the factors are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Environmental. On August 26, 1998, the United States Coast Guard issued a Notice of Federal Interest For An Oil Pollution Incident to Tesoro Hawaii Corporation ("Tesoro Hawaii"), a subsidiary of the Company, in connection with an oil spill which occurred on August 24, 1998, at Tesoro Hawaii's single point mooring at Barbers Point, Oahu, Hawaii. Tesoro Hawaii, the Coast Guard and the Hawaii Department of Health ("HDOH") responded to the spill immediately and clean-up efforts have been completed. Under the Federal Water Pollution Control Act and the Oil Pollution Act of 1990, the responsible party is liable for removal costs and damages, including damages from injury to natural resources and may be assessed administrative or civil penalties. The Company carries insurance to provide protection against pollution damages. The Company does not believe that the resolution of this oil spill will have a material adverse effect on the Company.

     On October 2, 1998, the Alaska Department of Environmental Conservation ("ADEC") issued a Notice of Violation ("NOV") against the Company's refinery in Alaska related to non-compliance with the facility air quality permit. This NOV alleges that an air emission treatment unit at the refinery groundwater treatment system did not maintain the air contaminant removal efficiency rate required in the facility air quality permit. The Company has initiated discussions with the ADEC on this matter and does not believe that the resolution thereof will have a material adverse effect on the Company.

     On October 19, 1998, the Company received notice from the EPA that it has been identified as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at the Casmalia Disposal Site in Santa Barbara County, California. The site is being remediated by the EPA pursuant to CERCLA Superfund law and the Resource Conservation and Recovery Act ("RCRA"). Although CERCLA imposes joint and several liability on PRPs, the extent of the Company's allocated financial contribution for cleanup is expected to be de minimis based on the volume of waste disposed of at the site by the Company as identified in the EPA's notice. The Company believes that the aggregate amount of its liability at this site will not have a material adverse effect on the Company.

     On October 16, 1998, the HDOH issued a Notice of Apparent Violation of Hawaii state law to Tesoro Hawaii in connection with a spill on September 23, 1998. During the loading of a time-chartered barge, diesel fuel was spilled into the state waters at Barbers Point Harbor, Oahu, Hawaii. It was immediately cleaned up by the charterer of the barge. Hawaii law requires that appropriate action to correct an apparent violation must be taken and further provides for civil penalties. The Company has taken corrective action and does not believe that the resolution of the diesel fuel spill will have a material adverse effect on the Company.

     Other. On October 1, 1998, the Attorney General for the State of Hawaii filed a lawsuit in the U.S. District Court for the District of Hawaii against thirteen oil companies, including Tesoro Petroleum Corporation and Tesoro Hawaii Corporation, alleging anti-competitive marketing practices in violation of Federal and State anti-trust laws. The complaint seeks injunctive relief and compensatory and treble damages and civil penalties against all defendants in an amount in excess of $500 million. The Company believes that it has not engaged in any anti-competitive activities and that this proceeding is subject to the indemnity provision of the Stock Sale Agreement between the BHP Sellers and the Company which provides for indemnification in excess of $2 million and not to exceed $65 million. The Company will defend this litigation vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The 1998 Annual Meeting of Stockholders of the Company was held on July 29, 1998.

        (b) The following directors were elected at the 1998 Annual Meeting of Stockholders to hold office until the 1999 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes cast for or withheld with respect to each such director are set forth below:

                                              Votes               Votes
                    Name                       For               Withheld
                    --------------------    ----------           --------

                    Steven H. Grapstein     23,654,195            863,309
                    William J. Johnson      23,661,055            856,449
                    Alan J. Kaufman         23,658,977            858,527
                    Raymond K. Mason, Sr.   23,658,371            859,133
                    Bruce A. Smith          23,664,172            853,332
                    Patrick J. Ward         23,662,835            854,669
                    Murray L. Weidenbaum    23,658,204            859,300

     (c)(i) With respect to the resolution amending the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50 million to 100 million, there were 22,934,397 votes for; 1,530,088 votes against; 53,019 abstentions; and no broker non-votes.

       (ii) With respect to the resolution increasing the number of shares which can be granted under the Amended and Restated Executive Long-Term Incentive Plan and increasing the limit on the number of shares of restricted stock which can be granted under such plan, there were 15,439,159 votes for; 3,247,935 votes against; 79,572 abstentions; and 5,750,838 broker non-votes.

      (iii) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1998, there were 23,902,948 votes for; 40,152 votes against; 574,404 abstentions; and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           3.1 Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

          10.1    Copy of the Company's  1998 Performance Incentive Compensation
                  Plan.

          10.2 Copy of the Company's Amended and Restated Executive Long-Term Incentive Plan, as amended through July 29, 1998.

          27.1    Financial Data Schedule (September 30, 1998).

     (b)  Reports on Form 8-K.

          A Current Report on Form 8-K, dated June 25, 1998, was filed on July 1, 1998, reporting under Item 5, Other Events, that the Company had issued 9,000,000 Premium Income Equity Securities and 5,000,000 shares of Common Stock. Exhibits were also filed under Item 7.

          A Current Report on Form 8-K, dated August 10, 1998, was filed on August 12, 1998, reporting under Item 2, Acquisition or Disposition of Assets, that the Company completed the acquisition of all of the outstanding capital stock of Shell Anacortes Refining Company, an affiliate of Shell Oil Company. The Audited Financial Statements of Shell Anacortes Refining Company as of December 31, 1996 and 1997, and Unaudited Financial Statements of Shell Anacortes Refining Company as of March 31, 1998, were previously filed in the Registrant's Current Report on Form 8-K dated May 29, 1998 and filed on June 5, 1998. Included under Item 7 of the Form 8-K, dated August 10, 1998 and filed on August 12, 1998, were unaudited pro forma combined condensed financial statements of the Company, BHP Petroleum Americas Refining Inc. and BHP Petroleum South Pacific Inc. and Shell Anacortes Refining Company as of March 31, 1998 and for the year ended December 31, 1997 and three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TESORO PETROLEUM CORPORATION
                                                       REGISTRANT




Date: November 16, 1998              /s/          BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date: November 16, 1998              /s/            DON M. HEEP
                                                    Don M. Heep
                                               Vice President, Controller
                                               (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER

  3.1 Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

 10.1    Copy of the Company's 1998 Performance Incentive Compensation Plan.

 10.2    Copy  of  the  Company's   Amended  and  Restated  Executive  Long-Term
         Incentive Plan, as amended through July 29, 1998.

 27.1    Financial Data Schedule (September 30, 1998).