Form 10-Q
period 1999-03-31
TESORO PETROLEUM CORP /NEW/
filed 1999-05-17
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM . . . . .    TO . . . . .


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


There were 32,341,362 shares of the registrant's Common Stock outstanding at April 30, 1999.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS



                                                                      PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 1999 and
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . .        3

   Condensed Statements of Consolidated Operations - Three Months
     Ended March 31, 1999 and 1998. . . . . . . . . . . . . . . .       4

   Condensed Statements of Consolidated Cash Flows - Three Months
     Ended March 31, 1999 and 1998. . . . . . . . . . . . . . . .       5

   Notes to Condensed Consolidated Financial Statements . . . . .       6

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . .     11

  Item 3.  Quantitative and Qualitative Disclosures About Market
    Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .    22

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . .    22

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .    23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                     March 31,   December 31,
                                                                        1999         1998<F1>
                                                                        ----         ----
                           ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $     6.8    $    12.9
 Receivables, less allowance for doubtful accounts . . . . . . . .      164.2        157.5
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      214.7        208.2
 Prepayments and other . . . . . . . . . . . . . . . . . . . . . .       11.8         12.0
                                                                      --------     --------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . .      397.5        390.6
                                                                      --------     --------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . . .      850.7        841.0
 Marine services . . . . . . . . . . . . . . . . . . . . . . . . .       51.0         50.8
 Exploration and production, full-cost method of accounting. . . .      449.9        426.5
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25.0         21.4
                                                                      --------     --------
                                                                      1,376.6      1,339.7
 Less accumulated depreciation, depletion and amortization . . . .      461.6        445.1
                                                                      --------     --------
  Net Property, Plant and Equipment. . . . . . . . . . . . . . . .      915.0        894.6
                                                                      --------     --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      133.0        143.2
                                                                      --------     --------
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,445.5    $ 1,428.4
                                                                      ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $   175.9    $   126.4
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .       64.8         69.3
 Current maturities of long-term debt and other obligations. . . .       19.7         12.5
                                                                      --------     --------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . .      260.4        208.2
                                                                      --------     --------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .       70.0         69.9
                                                                      --------     --------

OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .       63.2         59.7
                                                                      --------     --------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .      495.4        531.4
                                                                      --------     --------

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized 5,000,000 shares:
  7.25% Mandatorily Convertible Preferred Stock, 103,500 shares
  issued and outstanding . . . . . . . . . . . . . . . . . . . . .      165.0        165.0
 Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
  32,661,384 shares issued (32,654,138 in 1998). . . . . . . . . .        5.4          5.4
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . .      278.6        278.6
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .      112.9        115.6
 Treasury stock, 320,022 common shares, at cost. . . . . . . . . .       (5.4)        (5.4)
                                                                      --------     --------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .      556.5        559.2
                                                                      --------     --------

   Total Liabilities and Stockholders' Equity. . . . . . . . . . .  $ 1,445.5  $   1,428.4
                                                                      ========     ========

<F1>  The balance sheet at December 31, 1998 has been condensed from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                          March 31,
                                                      -----------------
                                                       1999          1998
                                                       ----          ----
REVENUES
 Refining and marketing. . . . . . . . . . . . .  $   472.2     $   140.2
 Marine services . . . . . . . . . . . . . . . .       21.2          32.8
 Exploration and production. . . . . . . . . . .       15.1          22.2
 Other income. . . . . . . . . . . . . . . . . .        0.1           0.8
                                                     -------       -------
  Total Revenues . . . . . . . . . . . . . . . .      508.6         196.0
                                                     -------       -------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . .      445.9         130.7
 Marine services . . . . . . . . . . . . . . . .       20.1          30.5
 Exploration and production. . . . . . . . . . .        4.1           3.9
 Depreciation, depletion and amortization. . . .       16.9          13.0
                                                     -------       -------
  Total Segment Operating Costs and Expenses . .      487.0         178.1
                                                     -------       -------

SEGMENT OPERATING PROFIT . . . . . . . . . . . .       21.6          17.9

General and administrative expense . . . . . . .       (6.9)         (3.4)
Interest and financing costs . . . . . . . . . .      (12.7)         (3.0)
Interest income. . . . . . . . . . . . . . . . .        0.1           0.1
Other expense, net . . . . . . . . . . . . . . .       (0.8)         (0.7)
                                                     -------       -------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . .        1.3          10.9
Income tax provision . . . . . . . . . . . . . .        1.0           4.8
                                                     -------       -------

NET EARNINGS . . . . . . . . . . . . . . . . . .        0.3           6.1
Preferred dividend requirements. . . . . . . . .        3.0            -
                                                     -------       -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK .  $   ( 2.7)    $     6.1
                                                     =======       =======


NET EARNINGS (LOSS) PER SHARE - BASIC. . . . . .  $   (0.08)    $    0.23
                                                     =======       =======
NET EARNINGS (LOSS) PER SHARE - DILUTED. . . . .  $   (0.08)    $    0.23
                                                     =======       =======
WEIGHTED AVERAGE COMMON SHARES - BASIC . . . . .       32.3          26.3
                                                     =======       =======
WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . . .       32.3          26.8
                                                     =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                        1999       1998
                                                        ----       ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . $   0.3    $   6.1
  Adjustments to reconcile net earnings to net cash
   from operating activities:
    Depreciation, depletion and amortization . . . .    17.4       13.2
    Amortization of deferred charges and other . . .     1.5       (0.1)
    Changes in operating assets and liabilities:
     Receivables . . . . . . . . . . . . . . . . . .    (6.7)      11.7
     Inventories . . . . . . . . . . . . . . . . . .    (6.5)     (10.4)
     Accounts payable and accrued liabilities. . . .    45.0      (16.0)
     Other assets and liabilities. . . . . . . . . .    10.9        1.9
                                                      -------    -------
      Net cash from operating activities . . . . . .    61.9        6.4
                                                      -------    -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . .   (36.8)     (23.8)
  Acquisition costs and other. . . . . . . . . . . .    (0.4)      (5.7)
                                                      -------    -------
      Net cash used in investing activities. . . . .   (37.2)     (29.5)
                                                      -------    -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayments under revolving credit facilities,
   net of borrowings . . . . . . . . . . . . . . . .   (61.2)      17.7
  Repayments of other debt and obligations . . . . .   (16.5)      (0.7)
  Issuance of other long-term debt . . . . . . . . .    50.0         -
  Payment of dividends on preferred stock. . . . . .    (3.0)        -
  Other. . . . . . . . . . . . . . . . . . . . . . .    (0.1)        -
                                                      -------    -------
      Net cash from (used in) financing activities .   (30.8)      17.0
                                                      -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .    (6.1)      (6.1)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . .    12.9        8.4
                                                      -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . $   6.8    $   2.3
                                                      =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid. . . . . . . . . . . . . . . . . . . $  20.4    $   1.7
                                                      =======    =======
  Income taxes paid. . . . . . . . . . . . . . . . . $   3.0    $   1.4
                                                      =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The 1999 financial statements include the results of operations and cash flows related to Hawaii and Washington refining and marketing operations acquired in mid-1998. Certain reclassifications have been made to information previously reported to conform to current presentations.

NOTE B - INVENTORIES

Components of inventories at March 31, 1999 and December 31, 1998 were as follows (in millions):

                                                        1999     1998
                                                        ----     ----
  Crude oil and wholesale refined products, at LIFO . $ 183.4  $ 182.4
  Merchandise and other refined products. . . . . . .    16.0     10.5
  Materials and supplies. . . . . . . . . . . . . . .    15.3     15.3
                                                       ------   ------
    Total inventories . . . . . . . . . . . . . . . . $ 214.7  $ 208.2
                                                       ======   ======

NOTE C - OPERATING SEGMENTS

The Company's revenues are derived from three operating segments: Refining and Marketing, Marine Services and Exploration and Production. Management has identified these segments for managing operations and investing activities. The segments are organized primarily by petroleum industry classification as upstream (Exploration and Production) and downstream (Refining and Marketing, and Marine Services). These classifications represent significantly different activities with respect to investment, asset development, asset valuations, production, maintenance, supply and market distribution. The downstream businesses are organized into two segments representing (i) the manufacturing and marketing of refined products, and (ii) the product distribution and logistics services provided to the marine industry.

Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. For the periods presented, revenues were generated from sales to external customers, and intersegment revenues were not significant. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit.

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation, depletion and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation, depletion and amortization related to each segment.

Segment information for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                                           1999      1998
                                                           ----      ----
REVENUES
 Gross operating revenues:
  Refining and Marketing. . . . . . . . . . . . . . .$  472.2      $  140.2
  Marine Services . . . . . . . . . . . . . . . . . .    21.2          32.8
  Exploration and Production -
   U.S. . . . . . . . . . . . . . . . . . . . . . . .    13.9          19.1
   Bolivia  . . . . . . . . . . . . . . . . . . . . .     1.2           3.1
                                                       -------       -------
   Total Gross Operating Revenues . . . . . . . . . .   508.5         195.2
 Other income . . . . . . . . . . . . . . . . . . . .     0.1           0.8
                                                       -------       -------
     Total Revenues . . . . . . . . . . . . . . . . .$  508.6      $  196.0
                                                       =======       =======

SEGMENT OPERATING PROFIT
 Refining and Marketing . . . . . . . . . . . . . . .$   17.5      $    6.5
 Marine Services. . . . . . . . . . . . . . . . . . .     0.4           1.8
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . . . . .     3.8           7.9
  Bolivia . . . . . . . . . . . . . . . . . . . . . .    (0.1)          1.7
                                                       -------       -------
   Total Segment Operating Profit . . . . . . . . . .    21.6          17.9
 Corporate and Unallocated Costs. . . . . . . . . . .   (20.3)         (7.0)
                                                       -------       -------
 Earnings Before Income Taxes . . . . . . . . . . . .$    1.3      $   10.9
                                                       =======       =======

EBITDA
 Refining and Marketing . . . . . . . . . . . . . . .$   26.3      $    9.5
 Marine Services. . . . . . . . . . . . . . . . . . .     1.1           2.4
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . . . . .    10.8          16.8
  Bolivia . . . . . . . . . . . . . . . . . . . . . .     0.3           2.2
                                                       -------       -------
   Total Operating Segment EBITDA . . . . . . . . . .    38.5          30.9
  Corporate and Unallocated . . . . . . . . . . . . .    (7.1)         (3.8)
                                                       -------       -------
   Total Consolidated EBITDA. . . . . . . . . . . . .    31.4          27.1
 Depreciation, Depletion and Amortization . . . . . .   (17.4)        (13.2)
 Interest and Financing Costs . . . . . . . . . . . .   (12.7)         (3.0)
                                                       -------       -------
 Earnings Before Income Taxes . . . . . . . . . . . .$    1.3      $   10.9
                                                       =======       =======

DEPRECIATION, DEPLETION AND AMORTIZATION
 Refining and Marketing . . . . . . . . . . . . . . .$    8.8      $    3.0
 Marine Services. . . . . . . . . . . . . . . . . . .     0.7           0.6
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . . . . .     7.0           8.9
  Bolivia . . . . . . . . . . . . . . . . . . . . . .     0.4           0.5
 Corporate. . . . . . . . . . . . . . . . . . . . . .     0.5           0.2
                                                       -------       -------
  Total Depreciation, Depletion and Amortization. . .$   17.4      $   13.2
                                                       =======       =======

CAPITAL EXPENDITURES
 Refining and Marketing . . . . . . . . . . . . . . .$   11.1      $    2.0
 Marine Services. . . . . . . . . . . . . . . . . . .     0.2           1.2
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . . . . .    14.8          18.2
  Bolivia . . . . . . . . . . . . . . . . . . . . . .     8.6           2.3
 Corporate. . . . . . . . . . . . . . . . . . . . . .     2.1           0.1
                                                       -------       -------
  Total Capital Expenditures. . . . . . . . . . . . .$   36.8      $   23.8
                                                       =======       =======

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not directly associated with the operations of a business segment. Segment assets as of March 31, 1999 and December 31, 1998 were as follows (in millions):

                                                    1999        1998
                                                    ----        ----
IDENTIFIABLE ASSETS
 Refining and Marketing . . . . . . . . . . .   $ 1,090.4   $ 1,077.7
 Marine Services. . . . . . . . . . . . . . .        57.4        59.2
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . .       181.7       175.8
  Bolivia . . . . . . . . . . . . . . . . . .        64.1        58.9
 Corporate. . . . . . . . . . . . . . . . . .        51.9        56.8
                                                  -------     -------
  Total Assets  . . . . . . . . . . . . . . .   $ 1,445.5   $ 1,428.4
                                                  =======     =======

As of March 31, 1999, capitalized costs of the Company's U.S. oil and gas properties exceeded the full-cost ceiling limitation by approximately $11 million pretax; however, no write-down was recorded because prices increased significantly during April 1999.


NOTE D - COMMITMENTS AND CONTINGENCIES

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

The Company is currently involved with the Environmental Protection Agency ("EPA") regarding a waste disposal site near Abbeville, Louisiana and the Casmalia Disposal Site in Santa Barbara County, California. The Company has been named a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") at both sites. Although the Superfund law might impose joint and several liability upon each party at the sites, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close each site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000. The Company believes that its liability at the Casmalia Site is de minimis based on a 1999 notification from the EPA that the Company's liability will not exceed $125,000.

In connection with the 1998 acquisition of Hawaii refining and marketing operations from affiliates of The Broken Hill Proprietary Company Limited ("BHP Sellers"), the BHP Sellers and the Company executed a separate environmental agreement, whereby the BHP Sellers indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification is subject to a maximum limit of $9.5 million and expires after a period of ten years. Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP Sellers and the next $6.0 million will be shared on the basis of 75% by the BHP Sellers and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit.

Under the agreement related to the 1998 acquisition of the Washington refinery from an affiliate of Shell Oil Company ("Shell Seller"), the Shell Seller generally agreed to indemnify the Company for environmental liabilities at the Washington refinery arising out of conditions which existed at or prior to the closing date and identified by the Company prior to August 1, 2001. The Company is responsible for environmental costs up to the first $0.5 million each year, after which the Shell Seller will be responsible for annual environmental costs up to $1.0 million. Annual costs greater than $1.0 million will be shared equally between the Company and the Shell Seller, subject to an aggregate maximum of $5.0 million and a ten-year term.

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites,
including certain of its own properties.   At  March  31,  1999,  the  Company's
accruals for environmental expenses amounted to $9.1 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $12 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1999 and $1 million in 2000, with a remaining $4 million expected to be spent in 2002.

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

LITIGATION

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

INCENTIVE COMPENSATION

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan ("Performance Plan"), which is intended to advance the best interests of the Company and its stockholders by directly targeting Company performance to align with the ninetieth percentile historical stock-price growth rate for the Company's peer group. In addition, the Performance Plan will provide the Company's employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in the employ of the Company. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share ("First Performance Target") and $45 per share ("Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved ("Performance Period"). The Performance Plan has several tiers of awards, with the award generally determined by job level. Most eligible employees have contingent cash bonus opportunities of 25% of their annual "basic compensation" (as defined in the Performance Plan) and three executive officers have contingent awards totaling 655,000 shares of phantom stock which will be payable solely in cash. Upon achievement of the First Performance Target, one-fourth of the contingent award will be earned, with payout deferred until the end of the Performance Period. The remaining 75% will be earned only upon achievement of the Second Performance Target, with payout occurring 30 days thereafter. Employees will need to have at least one year of regular, full-time service at the time the Performance Period ends in order to be eligible for a payment. No costs will be recorded until the First Performance Target is reached. The Company estimates that it will incur aftertax costs of approximately 1% of the total aggregate increase in shareholder value if the First Performance Target is reached and will incur an additional 2% aftertax charge if the Second Performance Target is reached.

NOTE E - EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effect of potentially dilutive shares, principally stock options, outstanding during the period. The assumed conversion of preferred stock to
8.75 million shares of common stock in the 1999 period produced an anti-dilutive result and, in accordance with Statement of Financial Accounting Standard No. 128, was not included in the dilutive calculation. Earnings per share calculations for the three months ended March 31, 1999 and 1998 are presented below (in millions except per share amounts):

                                                            1999       1998
                                                            ----       ----
BASIC:
 Numerator:
  Net earnings . . . . . . . . . . . . . . . . . . . . . $   0.3     $   6.1
  Less dividends on preferred stock. . . . . . . . . . .    (3.0)         -
                                                           ------      ------
  Net earnings (loss) applicable to common shares. . . . $  (2.7)    $   6.1
                                                           ======      ======

 Denominator:
  Weighted average common shares outstanding . . . . . .    32.3        26.3
                                                           ======      ======

 Net Earnings (Loss) Per Share . . . . . . . . . . . . . $ (0.08)    $  0.23
                                                           ======      ======

DILUTED:
 Numerator:
  Net earnings (loss) applicable to common shares. . . . $  (2.7)    $   6.1
  Plus earnings impact of assumed conversion of
   preferred stock (only if dilutive). . . . . . . . . .      -           -
                                                           ------      ------
  Net earnings (loss) applicable to common shares. . . . $  (2.7)    $   6.1
                                                           ======      ======

 Denominator:
  Weighted average common shares outstanding . . . . . .    32.3        26.3
  Add potentially dilutive securities:
   Incremental dilutive shares from assumed exercise
     of stock options and other (only if dilutive) . . .      -          0.5
   Incremental dilutive shares from assumed conversion
     of preferred stock (only if dilutive) . . . . . . .      -           -
                                                           ------      ------
  Total diluted shares . . . . . . . . . . . . . . . . .    32.3        26.8
                                                           ======      ======

 Net Earnings (Loss) Per Share . . . . . . . . . . . . . $ (0.08)    $  0.23
                                                           ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 21 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

GENERAL

The Company's strategy is to (i) maximize earnings, cash flows and return on capital employed and increase the competitiveness of each of its business units by reducing costs, increasing operating efficiencies and optimizing existing assets and (ii) expand its overall market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company plans to further improve profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. In the Exploration and Production segment, the strategy focuses on generating and operating exploration projects in an effort to diversify its oil and gas reserve base. Selectively, the Company uses acquisitions and enhanced technical capabilities. The Company has made significant progress in diversifying its U.S. operations to areas other than the Bob West Field and has taken steps to begin serving emerging markets in South America.

Tesoro acquired Hawaii refining and marketing assets in May 1998 and acquired a Washington refinery and related assets in August 1998. These acquisitions are expected to triple Tesoro's historical annual revenues and have significantly increased the scope of its Refining and Marketing operations. During the first quarter of 1999, results from the acquired operations were accretive to the Company's earnings and cash flows. In conjunction with the acquisitions, the Company has identified $25 million of potential annual cost-saving and revenue-enhancing synergies that will be achieved during 1999 from the integration of the Hawaii refinery and Washington refinery with the Alaska operations. A significant portion of the synergies was achieved during the 1999 first quarter. The Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

BUSINESS ENVIRONMENT

The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the cost of crude oil used for refinery feedstocks and the price of refined products can result in changes in margins from the Refining and Marketing operations, as prices received for refined products may not keep pace with changes in crude oil costs. These energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and U.S. wholesale refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

Changes in crude oil and natural gas prices influence the level of drilling activity in the Gulf of Mexico. The Company's Marine Services segment, whose customers include offshore drilling contractors and related industries, can be impacted by significant fluctuations in crude oil and natural gas prices. The Marine Services segment uses the first-in, first-out ("FIFO") method of accounting for inventories of fuels. Changes in fuel prices can significantly affect inventory valuations and costs of sales.

Changes in natural gas, condensate and oil prices impact revenues and the present value of estimated future net revenues and cash flows from the Exploration and Production segment. The Company may increase or decrease its natural gas production in response to market conditions. The carrying costs of oil and gas assets are subject to noncash write-downs based on decreases in natural gas and oil prices and other determining factors.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

SUMMARY

Tesoro's net earnings were $0.3 million for the three months ended March 31, 1999 ("1999 Quarter"), compared with net earnings of $6.1 million for the three months ended March 31, 1998 ("1998 Quarter"). After dividends on preferred stock, the net loss per share for the 1999 Quarter was $0.08 (basic and diluted), compared to net earnings per share of $0.23 (basic and diluted) in the 1998 Quarter. Higher operating profits from the Refining and Marketing segment were offset by reduced profits from the Marine Services and Exploration and Production segments and increased interest and financing costs. On a per share basis, net earnings also were reduced by dividends on preferred stock and the impact of issuing additional shares of common stock in mid-1998.

A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

REFINING AND MARKETING
                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
(Dollars in millions except per barrel amounts)                         1999       1998
                                                                        ----       ----

Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . . . . . . $  453.6   $  122.7
 Other, primarily crude oil resales and merchandise. . . . . . . . .     18.6       17.5
                                                                       ------     ------
  Gross Operating Revenues . . . . . . . . . . . . . . . . . . . . . $  472.2   $  140.2
                                                                       ======     ======

Segment Operating Profit:
 Gross margin:
  Refinery <F1>. . . . . . . . . . . . . . . . . . . . . . . . . . . $  102.6   $   30.0
  Non-refinery <F2>. . . . . . . . . . . . . . . . . . . . . . . . .     12.8        3.7
                                                                       ------     ------
   Total gross margins . . . . . . . . . . . . . . . . . . . . . . .    115.4       33.7
 Operating expenses and other. . . . . . . . . . . . . . . . . . . .     89.1       24.2
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .      8.8        3.0
                                                                       ------     ------
  Segment Operating Profit . . . . . . . . . . . . . . . . . . . . . $   17.5   $    6.5
                                                                       ======     ======

Refinery Throughput (thousands of barrels per day):
 Alaska. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44.4       56.1
 Hawaii <F3> . . . . . . . . . . . . . . . . . . . . . . . . . . . .     87.4        -
 Washington <F3> . . . . . . . . . . . . . . . . . . . . . . . . . .     97.2        -
                                                                       ------     ------
  Total Refinery Throughput. . . . . . . . . . . . . . . . . . . . .    229.0       56.1
                                                                       ======     ======

Refined Products Manufactured (thousands of barrels per day) <F3>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . . . . . .     88.2       15.2
 Jet fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56.4       19.8
 Diesel fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30.7        5.4
 Heavy oils and residual products. . . . . . . . . . . . . . . . . .     41.7       15.1
 Other, including synthetic natural gas and liquefied petroleum gas.     17.6        2.2
                                                                       ------     ------
  Total Refined Products Manufactured. . . . . . . . . . . . . . . .    234.6       57.7
                                                                       ======     ======

Refinery Product Spread ($/barrel) . . . . . . . . . . . . . . . . . $   4.98   $   5.94
                                                                       ======     ======
Segment Product Sales (thousands of barrels per day) <F3><F4>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . . . . . .    109.6       14.5
 Middle distillates. . . . . . . . . . . . . . . . . . . . . . . . .    108.6       32.9
 Heavy oils, residual products and other . . . . . . . . . . . . . .     59.6       18.3
                                                                       ------     ------
  Total Product Sales. . . . . . . . . . . . . . . . . . . . . . . .    277.8       65.7
                                                                       ======     ======

Segment Gross Margins on Product  Sales ($/barrel) <F5>:
 Average sales price . . . . . . . . . . . . . . . . . . . . . . . . $  18.14   $  20.75
 Average costs of sales. . . . . . . . . . . . . . . . . . . . . . .    13.72      15.68
                                                                       ------     ------
  Gross Margin . . . . . . . . . . . . . . . . . . . . . . . . . . . $   4.42   $   5.07
                                                                       ======     ======

<F1>  Represents throughput at the Company's refineries times refinery product spread.
<F2>  Non-refinery margin includes  merchandise  margins,  margins on products purchased and resold, and adjustments due to selling a volume and mix  of  product  that  is different than actual volumes manufactured.
<F3>  Volumes  for  1999  include  amounts  from  the  Hawaii  and Washington operations acquired in mid-1998.
<F4>  Sources of total product  sales  include  products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties.
<F5>  Gross margins on total product  sales include  margins  on  sales  of manufactured and purchased products and the effect of inventory changes.

Segment operating profit for the Company's Refining and Marketing operations was $17.5 million in the 1999 Quarter, an increase of $11.0 million from segment operating profit of $6.5 million in the 1998 Quarter. The improvement in results from Refining and Marketing was primarily due to higher throughput and sales volumes from the refineries acquired in mid-1998. Severe weather conditions and seasonally low product demand adversely impacted throughput and margins in Alaska and Washington in January and February. However, market conditions on the West Coast rebounded in March as product supply shortages from other refinery outages resulted in significantly improved product margins towards the end of the quarter.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 1999 Quarter, compared to the 1998 Quarter, primarily due to the higher sales volumes from the acquisitions, partially offset by lower sales prices. Other revenues increased in the 1999 Quarter due to higher merchandise sales, primarily from the Hawaii acquisition, offset by lower crude oil resales. The increase in costs of sales reflected higher volumes associated with the acquisitions, partly offset by lower feedstock prices.

Refinery gross margin increased to $102.6 million in the 1999 Quarter due to the higher throughput volumes partially offset by a decrease in average refinery product spread per barrel to $4.98 in the 1999 Quarter compared to $5.94 in the 1998 Quarter. Margins from non-refinery activities increased to $12.8 million in the 1999 Quarter due primarily to higher sales of purchased products and increased merchandise sales through the acquired retail stations in Hawaii. Operating expenses and depreciation and amortization also increased during this period primarily due to the acquisitions.

Although the Company benefited from strong product margins in March 1999, current product margins continue to fluctuate. Future profitability of this segment will continue to be influenced by market conditions, particularly as these conditions influence costs of crude oil relative to prices received for sales of refined products and other additional factors that are beyond the control of the Company.

MARINE SERVICES
                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
(Dollars in millions)                                 1999      1998
                                                      ----      ----

Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . . . . . . . . $  15.6   $  25.8
 Lubricants and other. . . . . . . . . . . . . . .     3.3       4.1
 Services. . . . . . . . . . . . . . . . . . . . .     2.3       2.9
                                                      ----      ----
  Gross Operating Revenues . . . . . . . . . . . .    21.2      32.8
Costs of Sales . . . . . . . . . . . . . . . . . .    12.9      23.6
                                                      ----      ----
  Gross Profit . . . . . . . . . . . . . . . . . .     8.3       9.2
Operating Expenses and Other . . . . . . . . . . .     7.2       6.8
Depreciation and Amortization. . . . . . . . . . .     0.7       0.6
                                                      ----      ----
    Segment Operating Profit . . . . . . . . . . . $   0.4   $   1.8
                                                      ====      ====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . . . . . . . . .    36.9      47.9
 Lubricants. . . . . . . . . . . . . . . . . . . .     0.5       0.7

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The low level of drilling rig activity in the Gulf during the 1999 Quarter contributed to an overall decline of $1.4 million in the Marine Services segment's operating profit. Gross operating revenues declined by $11.6 million from the 1998 Quarter, reflecting lower fuel prices, reduced service revenues and a 23% reduction in fuel sales volumes. The decrease in costs of sales reflected the lower fuel volumes and prices.

In May 1999, the Company agreed to purchase the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC, subject to regulatory approvals and other conditions. The purchase includes facilities at Port Angeles and Seattle, Washington; Portland, Oregon; and Los Angeles, California. The total storage capacity at these terminals is 605,000 barrels.

EXPLORATION AND PRODUCTION
                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                    1999       1998
                                                                    ----       ----
(Dollars in millions except per unit amounts)
U.S. <F1>:
 Gross operating revenues . . . . . . . . . . . . . . . . . . .  $  13.9     $  19.1
 Other income . . . . . . . . . . . . . . . . . . . . . . . . .       -          0.6
 Production costs . . . . . . . . . . . . . . . . . . . . . . .      2.5         2.5
 Administrative support and other operating expenses. . . . . .      0.6         0.4
 Depreciation, depletion and amortization . . . . . . . . . . .      7.0         8.9
                                                                   ------      ------
  Segment Operating Profit - U.S. . . . . . . . . . . . . . . .      3.8         7.9
                                                                   ------      ------

BOLIVIA:
 Gross operating revenues . . . . . . . . . . . . . . . . . . .      1.2         3.1
 Production costs . . . . . . . . . . . . . . . . . . . . . . .      0.4         0.3
 Administrative support and other operating expenses. . . . . .      0.5         0.6
 Depreciation, depletion and amortization . . . . . . . . . . .      0.4         0.5
                                                                   ------      ------
  Segment Operating Profit (Loss) - Bolivia . . . . . . . . . .     (0.1)        1.7
                                                                   ------      ------

Total Segment Operating Profit - Exploration and Production . .  $   3.7     $   9.6
                                                                   ======      ======

U.S.:
 Average Daily Net Production:
  Natural gas (million cubic feet, "MMcf"). . . . . . . . . . .     80.1        99.1
  Oil (thousand barrels). . . . . . . . . . . . . . . . . . . .      0.5         0.2
   Total (million cubic feet equivalent, "MMcfe") . . . . . . .     83.1       100.2
 Average Prices:
  Natural gas ($/thousand cubic feet, "Mcf") <F2> . . . . . . .  $  1.76     $  2.01
  Oil ($/barrel). . . . . . . . . . . . . . . . . . . . . . . .  $ 11.31     $ 14.13
 Average Operating Expenses ($/thousand cubic feet equivalent,
   "Mcfe"):
  Lease operating expenses. . . . . . . . . . . . . . . . . . .  $  0.29     $  0.21
  Severance taxes . . . . . . . . . . . . . . . . . . . . . . .     0.04        0.06
                                                                   ------      ------
   Total production costs . . . . . . . . . . . . . . . . . . .     0.33        0.27
  Administrative support and other. . . . . . . . . . . . . . .     0.06        0.05
                                                                   ------      ------
   Total Operating Expenses . . . . . . . . . . . . . . . . . .  $  0.39     $  0.32
                                                                   ======      ======
 Depletion ($/Mcfe) . . . . . . . . . . . . . . . . . . . . . .  $  0.91     $  0.97
                                                                   ======      ======

BOLIVIA:
 Average Daily Net Production:
  Natural gas (MMcf). . . . . . . . . . . . . . . . . . . . . .     12.6        22.8
  Condensate (thousand barrels) . . . . . . . . . . . . . . . .      0.3         0.8
   Total (MMcfe). . . . . . . . . . . . . . . . . . . . . . . .     14.6        27.7
 Average Prices:
  Natural gas ($/Mcf) . . . . . . . . . . . . . . . . . . . . .  $  0.60     $  0.97
  Condensate ($/barrel) . . . . . . . . . . . . . . . . . . . .  $ 13.18     $ 15.78
 Average Operating Expenses ($/Mcfe):
  Production costs. . . . . . . . . . . . . . . . . . . . . . .  $  0.32     $  0.11
  Administrative support and other. . . . . . . . . . . . . . .     0.46        0.29
                                                                   ------      ------
   Total Operating Expenses . . . . . . . . . . . . . . . . . .  $  0.78     $  0.40
                                                                   ======      ======
 Depletion ($/Mcfe) . . . . . . . . . . . . . . . . . . . . . .  $  0.26     $  0.21
                                                                   ======      ======

<F1>  Represents  the  Company's  U.S.  oil  and  gas  operations  combined  with gas transportation activities.
<F2>  Includes gains from commodity price agreements of $0.09 per Mcf for  the  three months  ended  March  31,  1999.  There were no such gains or losses during the three months ended March 31, 1998.

U.S.

Segment operating profit from the Company's U.S. exploration and production operations was $3.8 million in the 1999 Quarter compared with $7.9 million in the 1998 Quarter. The decline in operating profit was primarily due to lower natural gas prices and lower production volumes. The Company's U.S. net production volumes decreased 17% to 83.1 MMcfe per day in the 1999 Quarter, compared to 100.2 MMcfe per day in the 1998 Quarter. Total production from fields outside of the Bob West Field was largely unchanged from the prior year quarter, while Bob West Field production declined approximately 16 MMcfe per day.

Gross operating revenues from the Company's U.S. operations decreased by $5.2 million due to the lower production and a 12% decline in natural gas prices from $2.01 per Mcf in the 1998 Quarter to $1.76 per Mcf in the 1999 Quarter. Natural gas prices began to recover late in the 1999 Quarter which improves the outlook for these operations. Net production costs per Mcfe increased from $0.27 to $0.33, primarily due to decreased production volumes while total production costs remained flat. Depreciation, depletion and amortization decreased by $1.9 million, or 21%, due to lower volumes and a reduced depletion rate. The depletion rate was reduced in part by the fourth quarter 1998 ceiling test write-down of capitalized costs and in part by approximately 21 billion cubic feet equivalent ("Bcfe") of reserves added during the first quarter of 1999, increasing domestic proved reserves to 188 Bcfe from 174 Bcfe at 1998 year-end. Reserve additions in the 1999 Quarter resulted primarily from drilling successes that had finding costs of approximately $0.70 per Mcfe excluding revisions. As of March 31, 1999, capitalized costs of the Company's U.S. oil and gas properties exceeded the full-cost ceiling limitation by approximately $11 million pretax; however, no write-down was recorded because prices increased significantly during April 1999.

For information related to natural gas commodity price agreements, see Item 3 contained herein.

BOLIVIA

Segment operating results from the Company's Bolivian operations decreased to a loss of $0.1 million, compared to operating profit of $1.7 million in the 1998 Quarter. This decrease in segment operating profit was due to lower production and prices. Bolivian natural gas prices, which are contractually indexed to a six-month average of posted New York fuel oil prices, fell 38% from $0.97 per Mcf in the 1998 Quarter to $0.60 per Mcf in the 1999 Quarter. Net production volumes decreased 47% from 27.7 MMcfe per day to 14.6 MMcfe per day, resulting in an imbalance in the take-or-pay contract with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), a Bolivian government agency. The Company expects YPFB to make up this imbalance in the latter half of 1999.

A  lack  of  market  access  has  constrained natural gas production in Bolivia.
Management believes that a new third-party pipeline from Bolivia to Brazil, which is expected to begin operations during the second quarter of 1999, will provide access to potentially larger gas-consuming markets.

GENERAL AND ADMINISTRATIVE

The $3.5 million increase in general and administrative expenses included $1.5 million for implementation of an integrated enterprise-wide software system together with higher employee costs associated with organizational development and growth.

INTEREST AND FINANCING COSTS

Interest and financing costs increased by $9.7 million from the 1998 Quarter, reflecting higher borrowings which funded the 1998 Hawaii and Washington acquisitions and continuing investments in natural gas exploration and development.

INCOME TAX PROVISION

The decrease of $3.8 million in the income tax provision included a reduction in U.S. state and federal income taxes due to the Company's lower consolidated earnings and a reduction in foreign taxes due to lower Bolivian natural gas production.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash flows from operations and borrowing availability under a revolving line of credit. Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend payments. Based upon current and anticipated needs, management believes that available capital resources will be adequate to meet anticipated future capital requirements.

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

CAPITAL SPENDING

During the 1999 Quarter, the Company's capital expenditures totaled $37 million which were primarily financed with internally-generated cash flows. The Company has announced a capital spending plan of $170 million for the total year 1999. This plan is under continuing review, considering requirements and business conditions in each operating segment, and is expected to be funded primarily with cash flows from operations supplemented with borrowings, if necessary, under the Senior Credit Facility. Refining and Marketing capital expenditures of $11 million in the 1999 Quarter included various refinery projects and reimaging of retail gas stations in Hawaii and Alaska. Exploration and development expenditures in the 1999 Quarter were $15 million in the U.S. and $8 million in Bolivia. In the 1999 Quarter, the Company participated in drilling eleven exploration wells (six completed) and five development wells (one completed) in the U.S. and one exploration well in Bolivia which was drilling at quarter-end.

CREDIT ARRANGEMENTS AND CAPITALIZATION

Significant changes in the Company's credit arrangements and capitalization since the 1998 year-end were as follows:

 . Under the Senior Credit Facility, the Company repaid $61 million outstanding under the revolving credit and letter of credit facility ("Revolver") and borrowed an additional $34 million under term loans during the 1999 Quarter.

 . In April 1999, the Company reduced commitments under the Revolver from $300 million to $175 million.

At March 31, 1999, the Company had outstanding borrowings of $183 million under the Term Loans and no outstanding borrowings under the Revolver. Since the Company expects to fund capital expenditures primarily with internally-generated cash flows, the Company elected to reduce availability under the Revolver in April 1999, which will result in lower commitment fees. The remaining credit capacity is expected to be sufficient to fund future capital expenditures and working capital requirements. Unused availability under the Revolver, after the impact of the commitment reduction, would have been $169 million at March 31, 1999. The Company's total debt to capitalization ratio was 48% at quarter-end.

The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these financial covenants at March 31, 1999 and, based on improved market conditions since the early part of the 1999 Quarter, the Company expects to be in compliance with these covenants through the remainder of 1999. However, future compliance with the financial covenants, which start becoming more restrictive during the third quarter of 1999, will continue to be dependent on the Company's cash flows which are sensitive to changes in market conditions.

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

Provisions of the Senior Credit Facility require prepayments of the Term Loans, with certain defined exceptions, in an amount equal to: (i) 100% of the net proceeds of certain incurred indebtedness; (ii) 100% of the net proceeds received by the Company and its subsidiaries (other than certain net proceeds reinvested in the business of the Company or its subsidiaries) from the disposition of any assets, including proceeds from the sale of stock of the Company's subsidiaries; and (iii) a percentage of excess cash flows, as defined, depending on certain credit statistics.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                    Three Months Ended
                                                         March 31,
                                                    -----------------
                                                      1999      1998
                                                      ----      ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . .   $  61.9    $  6.4
  Investing Activities . . . . . . . . . . . . .     (37.2)    (29.5)
  Financing Activities . . . . . . . . . . . . .     (30.8)     17.0
                                                     ------    ------
Decrease in Cash and Cash Equivalents. . . . . .   $  (6.1)   $ (6.1)
                                                     ======    ======

Net cash from operating activities totaled $62 million during the 1999 Quarter, compared to $6 million for the 1998 Quarter. This increase reflected positive changes in working capital components. Cash flows from earnings before depreciation, depletion and amortization and other noncash charges were $19 million in both the 1999 and 1998 Quarters. Net cash used in investing activities of $37 million during the 1999 Quarter included capital expenditures of $11 million in Refining and Marketing and $23 million in Exploration and Production. Financing activities in the 1999 Quarter included gross repayments of $120 million under the Senior Credit Facility offset by gross borrowings of $92 million. Payment of dividends on preferred stock totaled $3 million in the 1999 Quarter. At March 31, 1999, the Company's working capital totaled $137 million, which included cash and cash equivalents of $7 million. The working capital ratio was 1.5:1 at March 31, 1999, compared to 1.9:1 at December 31, 1998, reflecting short-term fluctuations in components of working capital.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its current and prior-owned properties. At March 31, 1999, the Company's accruals for environmental expenses totaled $9.1 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. To comply with environmental laws and regulations, the Company anticipates it will make capital improvements totaling approximately $12 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternate secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1999 and $1 million in 2000, with a remaining $4 million to be spent by 2002.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal regulations. The amount of such future expenditures cannot currently be determined by the Company.

For further information on environmental and other contingencies, see Note D of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and Legal Proceedings in Part II, Item 1, included herein.

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

The Compliance Plan includes the following phases and scheduled completion dates:

                                                                                         Scheduled
                                                                          % Complete   Completion Date

 . Awareness:  Establish a Year 2000 team and develop a detailed plan . .      100         Complete
 . Assessment: Identify critical business processes and systems
  that must be modified; assess and prioritize risk factors. . . . . . .      100         Complete
 . Remediation: Convert, replace or eliminate hardware and software . . .       90         July 1999
 . Validation: Test and verify. . . . . . . . . . . . . . . . . . . . . .       85         July 1999
 . Implementation: Put new and renovated systems into production;
  monitor and continually evaluate . . . . . . . . . . . . . . . . . . .       80         July 1999
 . Contingency Plans: Develop contingency plans for critical items that
  cannot be tested.. . . . . . . . . . . . . . . . . . . . . . . . . . .       20         September 1999

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

The Company has requested assurance from third parties that their computers, systems or programs will be Year 2000 compliant. Approximately 3,000 questionnaires were sent to vendors who were identified as providing goods and services to the Company's operations. Vendors were asked questions relating to their Year 2000 preparation and readiness. Over 90% of the vendors either returned the questionnaire or were contacted and interviewed personally. Of those contacted, none could foresee that they would have a problem with the delivery of goods or services on or after January 1, 2000. Efforts will continue to contact the remaining critical vendors by June 1999. The utility companies providing electricity and water to the Company's various locations were contacted and questioned about their ability to provide uninterrupted service and have all responded positively.

The Company is in the process of contacting 500 key customers to determine their Year 2000 preparation and readiness. This effort is expected to be completed by June 1999. Although the effort of contacting key customers and vendors is not complete, management believes that the Company's risk is minimal as it relates to key vendors and suppliers.

The Company expects that expenses and capital expenditures associated with the Year 2000 compliance project will not have a material effect on its business, financial condition or results of operations. Costs to become Year 2000 compliant are estimated to total $6 million, of which $1 million was spent in 1998. It is estimated that approximately one-half of these costs will be capital expenditures. The costs of Year 2000 compliance are the best estimates of the Company's management and are believed to be reasonably accurate. In the event the Compliance Plan is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The costs of implementing the integrated enterprise-wide system are excluded as this system implementation was undertaken primarily to improve business processes.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company on January 1, 2000 and cannot be applied retroactively to financial statements of prior periods. From time to time, the Company enters into agreements to reduce commodity price risks. Gains or losses on these hedging activities are recognized when the related physical transactions are recognized as sales or purchases. The Company is evaluating the effects that this new statement will have on its financial condition, results of operations and financial reporting and disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1999 Quarter, the Company used such agreements to set the price of approximately 25% of the natural gas production that it sold in the spot market and recognized a gain of $0.7 million ($0.09 per Mcf) from these price agreements. As of March 31, 1999, the Company had remaining price agreements outstanding through March 2000 for 11.6 billion cubic feet of natural gas production with an average Houston ship channel floor price of $1.82 per Mcf and an average ceiling price of $2.20 per Mcf.

INTEREST RATE RISK

Total debt at March 31, 1999, included $332 million of fixed-rate debt and $183 million of floating-rate debt attributed to the Term Loans. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $1.3 million.

At March 31, 1999, the fair market value of the Company's fixed-rate debt approximated its book value of $332 million. The floating-rate debt will mature over varying periods through 2003. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate notes and obligations will mature over varying periods through 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, among other things, discussions of anticipated revenue enhancements and cost savings following the acquisitions in 1998, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the
Company's Annual Report on Form 10-K for the year ended December 31, 1998, and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, the Company has been involved with a waste water disposal site in Redwood City, California. On December 18, 1998, the Port of Redwood City filed suit against numerous defendants including the Company, for contribution pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act. The Company has negotiated a settlement with the Port of Redwood City for $30,000, which the court approved on May 10, 1999.

     As previously reported, on August 26, 1998, the United States Coast Guard issued a Notice of Federal Interest For An Oil Pollution Incident to Tesoro Hawaii Corporation ("Tesoro Hawaii"), a subsidiary of the Company, in connection with an oil spill which occurred on August 24, 1998, at Tesoro Hawaii's single point mooring at Barbers Point, Oahu, Hawaii. Tesoro Hawaii, the Coast Guard and the Hawaii Department of Health ("HDOH") responded to the spill immediately and clean up efforts have been completed. Under the Federal Water Pollution Control Act and the Oil Pollution Act of 1990, the responsible party is liable for removal costs and damages, including damages from injury to natural resources and may be assessed administrative or civil penalties. The Company carries insurance to provide protection against pollution damages. On April 5, 1999, the Coast Guard assessed Tesoro Hawaii a civil penalty in the amount of $10,000. The Company believes that the resolution of this oil spill will not have a material adverse effect on the Company.

     As previously reported, on October 16, 1998, the HDOH issued a Notice of Apparent Violation of Hawaii state law to Tesoro Hawaii in connection with a spill on September 23, 1998. During the loading of a barge sub-chartered to Tesoro Hawaii, diesel fuel was spilled into the state waters at Barbers Point Harbor, Oahu, Hawaii. On April 5, 1999, the United States Coast Guard assessed Tesoro Hawaii a civil penalty in the amount of $6,000 alleging a violation of the Federal Water Pollution Control Act. The Company is evaluating the assessed penalty and believes the resolution of this matter will not have a material adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

      The 1999 Annual Meeting of Stockholders of the Company will be held at the Hotel Crescent Court, 400 Crescent Court, Dallas, Texas, at 10:00 A.M. Central time on Wednesday, September 15, 1999. Holders of Common Stock of record at the close of business on August 3, 1999, are entitled to notice of and to vote at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

        27.1  Financial Data Schedule (March 31, 1999).

        27.2  Restated Financial Data Schedule (March 31, 1998).

      (b) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TESORO PETROLEUM CORPORATION
                                                       Registrant

Date:  May 17, 1999                  /s/        BRUCE A. SMITH
                                                Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:  May 17, 1999                  /s/           DON M. HEEP
                                                   Don M. Heep
                                          Vice President, Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number

 27.1   Financial Data Schedule (March 31, 1999).

 27.2   Restated Financial Data Schedule (March 31, 1998).