Form 10-Q
period 1999-06-30
TESORO PETROLEUM CORP /NEW/
filed 1999-08-13
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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



There were 32,349,542 shares of the registrant's Common Stock outstanding at July 31, 1999.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS



                                                                      PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - June 30, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . . .     3

   Condensed Statements of Consolidated Operations - Three Months
    and Six Months Ended June 30, 1999 and 1998. . . . . . . . . .     4

   Condensed Statements of Consolidated Cash Flows - Six Months
    Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . .     5

   Notes to Condensed Consolidated Financial Statements. . . . . .     6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . .    12

  Item 3.  Quantitative and Qualitative Disclosures About
   Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . .    23


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .    25

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . .    25

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .    25


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                        June 30,  December 31,
                                                                          1999         1998
                                                                          ----         ----
                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .   $    11.3    $    12.9
 Receivables, less allowance for doubtful accounts . . . . . . . .       213.4        157.5
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       228.5        208.2
 Prepayments and other . . . . . . . . . . . . . . . . . . . . . .        10.3         12.0
                                                                       --------     --------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . .       463.5        390.6
                                                                       --------     --------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . . .       855.0        841.0
 Marine services . . . . . . . . . . . . . . . . . . . . . . . . .        52.8         50.8
 Exploration and production, full-cost method of accounting. . . .       463.9        426.5
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26.9         21.4
                                                                       --------     --------
                                                                       1,398.6      1,339.7
 Less accumulated depreciation, depletion and amortization . . . .       479.5        445.1
                                                                       --------     --------
  Net Property, Plant and Equipment. . . . . . . . . . . . . . . .       919.1        894.6
                                                                       --------     --------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       139.9        143.2
                                                                       --------     --------
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,522.5    $ 1,428.4
                                                                       ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .   $   157.2    $   126.4
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .        97.2         69.3
 Current maturities of long-term debt and other obligations. . . .        20.2         12.5
                                                                       --------     --------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . .       274.6        208.2
                                                                       --------     --------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .        72.4         69.9
                                                                       --------     --------
OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .        65.5         59.7
                                                                       --------     --------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       524.0        531.4
                                                                       --------     --------

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized 5,000,000 shares:
  7.25% Mandatorily Convertible Preferred Stock, 103,500 shares
  issued and outstanding . . . . . . . . . . . . . . . . . . . . .       165.0        165.0
 Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
  32,669,564 shares issued (32,654,138 in 1998). . . . . . . . . .         5.4          5.4
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . .       278.6        278.6
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .       142.4        115.6
 Treasury stock, 320,022 common shares, at cost. . . . . . . . . .        (5.4)        (5.4)
                                                                       --------     --------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .       586.0        559.2
                                                                       --------     --------
   Total Liabilities and Stockholders' Equity. . . . . . . . . . .   $ 1,522.5    $ 1,428.4
                                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                           (UNAUDITED)
              (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                   ------------------          ----------------
                                                     1999       1998           1999        1998
                                                     ----       ----           ----        ----
REVENUES
 Refining and marketing. . . . . . . . . . . .   $  711.1   $  207.6      $ 1,183.3    $  347.8
 Marine services . . . . . . . . . . . . . . .       27.7       29.1           48.9        61.9
 Exploration and production. . . . . . . . . .       15.2       21.6           30.3        43.8
  Other income . . . . . . . . . . . . . . . .        0.1       20.6            0.2        21.4
                                                  --------   --------       --------    --------
  Total Revenues . . . . . . . . . . . . . . .      754.1      278.9        1,262.7       474.9
                                                  --------   --------       --------    --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . .      633.5      182.8        1,079.4       313.5
 Marine services . . . . . . . . . . . . . . .       26.8       27.0           46.9        57.5
 Exploration and production. . . . . . . . . .        5.3        3.5            9.4         7.4
 Depreciation, depletion and amortization. . .       16.5       14.8           33.4        27.8
                                                  --------   --------       --------    --------
  Total Segment Operating Costs and Expenses .      682.1      228.1        1,169.1       406.2
                                                  --------   --------       --------    --------

SEGMENT OPERATING PROFIT . . . . . . . . . . .       72.0       50.8           93.6        68.7

Other operating costs and expenses . . . . . .         -        (7.9)            -         (7.9)
General and administrative expense . . . . . .       (8.4)      (3.8)         (15.3)       (7.2)
Interest and financing costs . . . . . . . . .      (11.8)      (6.8)         (24.5)       (9.8)
Interest income. . . . . . . . . . . . . . . .        0.3        0.3            0.4         0.4
Other expense, net . . . . . . . . . . . . . .       (1.5)     (13.6)          (2.3)      (14.3)
                                                  --------   --------       --------    --------

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM. . . . . . . . . . . . . .       50.6       19.0           51.9        29.9
Income tax provision . . . . . . . . . . . . .       18.1        8.2           19.1        13.0
                                                  --------   --------       --------    --------

EARNINGS BEFORE EXTRAORDINARY ITEM . . . . . .       32.5       10.8           32.8        16.9
Extraordinary loss on extinguishment of debt,
 net of income tax benefit of $2.4 in 1998 . .         -        (4.6)            -         (4.6)
                                                  --------   --------       --------    --------

NET EARNINGS . . . . . . . . . . . . . . . . .       32.5        6.2           32.8        12.3
Preferred dividend requirements. . . . . . . .        3.0         -             6.0          -
                                                  --------   --------       --------    --------

NET EARNINGS APPLICABLE TO COMMON STOCK. . . .   $   29.5   $    6.2      $    26.8    $   12.3
                                                  ========   ========       ========    ========

NET EARNINGS PER SHARE - BASIC . . . . . . . .   $   0.91   $   0.23      $    0.83    $   0.47
                                                  ========   ========       ========    ========

NET EARNINGS PER SHARE - DILUTED . . . . . . .   $   0.76   $   0.23      $    0.76    $   0.46
                                                  ========   ========       ========    ========

WEIGHTED AVERAGE COMMON SHARES - BASIC . . . .       32.3       26.5           32.3        26.4
                                                  ========   ========       ========    ========

WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . .       43.0       27.2           42.9        27.0
                                                  ========   ========       ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


           TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (UNAUDITED)
                          (IN MILLIONS)

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          1999       1998
                                                          ----       ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings. . . . . . . . . . . . . . . . . . . . $   32.8   $   12.3
  Adjustments to reconcile net earnings to net
     cash from operating activities:
    Depreciation, depletion and amortization. . . . .     34.3       28.2
    Loss on extinguishment of debt, net of income
       tax benefit. . . . . . . . . . . . . . . . . .       -         4.6
    Amortization of deferred charges and other. . . .      4.1        0.7
    Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . .    (55.9)      14.7
     Inventories. . . . . . . . . . . . . . . . . . .    (20.3)     (16.8)
     Accounts payable and accrued liabilities . . . .     54.9       (4.1)
     Other assets and liabilities . . . . . . . . . .     15.5        4.3
                                                         ------     ------
       Net cash from operating activities . . . . . .     65.4       43.9
                                                         ------     ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures. . . . . . . . . . . . . . . .    (62.5)     (62.3)
  Acquisition costs and other . . . . . . . . . . . .      0.4     (253.3)
                                                         ------     ------
       Net cash used in investing activities. . . . .    (62.1)    (315.6)
                                                         ------     ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayments under revolving credit and interim
     facilities, net of borrowings. . . . . . . . . .    (28.2)     393.0
  Repayments of other debt and obligations. . . . . .    (20.7)     (91.9)
  Issuance of other long-term debt. . . . . . . . . .     50.0         -
  Payment of dividends on preferred stock . . . . . .     (6.0)        -
  Financing costs and other . . . . . . . . . . . . .       -       (11.4)
                                                         ------     ------
       Net cash from (used in) financing activities .     (4.9)     289.7
                                                         ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .     (1.6)      18.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . .     12.9        8.4
                                                         ------     ------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . $   11.3   $   26.4
                                                         ======     ======

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid . . . . . . . . . . . . . . . . . . . $   22.9   $    3.6
                                                         ======     ======
  Income taxes paid . . . . . . . . . . . . . . . . . $   11.1   $    6.0
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

NOTE B - INVENTORIES

Components of inventories at June 30, 1999 and December 31, 1998 were as follows (in millions):


                                                            1999       1998
                                                            ----       ----

  Crude oil and wholesale refined products, at LIFO .  $   195.9   $   182.4
  Merchandise and other refined products. . . . . . .       14.4        10.5
  Materials and supplies. . . . . . . . . . . . . . .       18.2        15.3
                                                           -----       -----
    Total inventories . . . . . . . . . . . . . . . .  $   228.5   $   208.2
                                                           =====       =====

NOTE C - OPERATING SEGMENTS

The Company's revenues are derived from three operating segments: Refining and Marketing, Marine Services and Exploration and Production. Management has identified these segments for managing operations and investing activities. The segments are organized primarily by petroleum industry classification as upstream (Exploration and Production) and downstream (Refining and Marketing, and Marine Services). These classifications represent significantly different activities with respect to investment, asset development, asset valuations, production, maintenance, supply and market distribution. The downstream businesses are organized into two segments representing (i) the manufacturing and marketing of refined products and (ii) the product distribution and logistics services provided to the marine industry.

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

EBITDA represents earnings before extraordinary item, interest and financing costs, income taxes, and depreciation, depletion and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation, depletion and amortization related to each segment.

Segment information for the three months and six months ended June 30, 1999 and 1998 is as follows (in millions):


                                                    Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                    ------------------       -------------------
                                                       1999       1998           1999       1998
                                                       ----       ----           ----       ----
REVENUES
 Gross operating revenues:
  Refining and Marketing. . . . . . . . . . . .    $  711.1   $  207.6      $ 1,183.3   $  347.8
  Marine Services . . . . . . . . . . . . . . .        27.7       29.1           48.9       61.9
  Exploration and Production -
   U.S. . . . . . . . . . . . . . . . . . . . .        13.8       18.7           27.7       37.8
   Latin America. . . . . . . . . . . . . . . .         1.4        2.9            2.6        6.0
                                                      ------     ------       --------   --------
   Total Gross Operating Revenues . . . . . . .       754.0      258.3        1,262.5      453.5
 Other income . . . . . . . . . . . . . . . . .         0.1       20.6            0.2       21.4
                                                      ------     ------       --------   --------
     Total Revenues . . . . . . . . . . . . . .    $  754.1   $  278.9      $ 1,262.7    $ 474.9
                                                      ======     ======       ========   ========


SEGMENT OPERATING PROFIT
 Refining and Marketing . . . . . . . . . . . .    $   68.6   $   20.0      $    86.1    $  26.5
 Marine Services. . . . . . . . . . . . . . . .         0.2        1.6            0.6        3.4
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . .         3.6       28.5            7.4       36.4
  Latin America . . . . . . . . . . . . . . . .        (0.4)       0.7           (0.5)       2.4
                                                      ------     ------       --------   --------
   Total Segment Operating Profit . . . . . . .        72.0       50.8           93.6       68.7
 Corporate and Unallocated Costs. . . . . . . .       (21.4)     (31.8)         (41.7)     (38.8)
                                                      ------     ------       --------   --------
 Earnings Before Income Taxes and
  Extraordinary Item. . . . . . . . . . . . . .    $   50.6   $   19.0      $    51.9    $  29.9
                                                      ======     ======       ========   ========

EBITDA
 Refining and Marketing . . . . . . . . . . . .    $   77.6   $   24.3      $   103.9    $  33.8
 Marine Services. . . . . . . . . . . . . . . .         0.9        2.1            2.0        4.5
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . .        10.0       37.8           20.8       54.6
  Latin America . . . . . . . . . . . . . . . .          -         1.4            0.3        3.6
                                                      ------     ------       --------   --------
   Total Operating Segment EBITDA . . . . . . .        88.5       65.6          127.0       96.5
 Corporate and Unallocated. . . . . . . . . . .        (9.2)     (24.8)         (16.3)     (28.6)
                                                      ------     ------       --------   --------
   Total Consolidated EBITDA. . . . . . . . . .        79.3       40.8          110.7       67.9
 Depreciation, Depletion and Amortization . . .       (16.9)     (15.0)         (34.3)     (28.2)
 Interest and Financing Costs . . . . . . . . .       (11.8)      (6.8)         (24.5)      (9.8)
                                                      ------     ------       --------   --------
 Earnings Before Income Taxes and
  Extraordinary Item . . . .  . . . . . . . . .    $   50.6   $   19.0      $    51.9    $  29.9
                                                      ======     ======       ========   ========

DEPRECIATION, DEPLETION AND AMORTIZATION
 Refining and Marketing . . . . . . . . . . . .    $    9.0   $    4.3      $    17.8    $   7.3
 Marine Services. . . . . . . . . . . . . . . .         0.7        0.5            1.4        1.1
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . .         6.4        9.3           13.4       18.2
  Latin America . . . . . . . . . . . . . . . .         0.4        0.7            0.8        1.2
 Corporate. . . . . . . . . . . . . . . . . . .         0.4        0.2            0.9        0.4
                                                      ------     ------       --------   --------
  Total Depreciation, Depletion and Amortization   $   16.9   $   15.0      $    34.3    $  28.2
                                                      ======     ======       ========   ========

CAPITAL EXPENDITURES
 Refining and Marketing . . . . . . . . . . . .    $    7.9   $    5.2      $    19.0    $   7.2
 Marine Services. . . . . . . . . . . . . . . .         1.6        1.4            1.8        2.6
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . .         9.9       20.3           24.7       38.5
  Latin America . . . . . . . . . . . . . . . .         4.1        9.2           12.7       11.5
 Corporate. . . . . . . . . . . . . . . . . . .         2.2        2.4            4.3        2.5
                                                      ------     ------       --------   --------
  Total Capital Expenditures. . . . . . . . . .    $   25.7   $   38.5      $    62.5    $  62.3
                                                      ======     ======       ========   ========

Other income for the three months and six months ended June 30, 1998, included receipt of $21.3 million from an operator in the Bob West Field, representing funds that were no longer needed as a contingency reserve for litigation. This income is included in U.S. Exploration and Production segment operating profit and EBITDA.

Corporate and unallocated costs for the three months and six months ended June 30, 1998, included $19.9 million (of which $7.9 million related to the operating segments) for special incentive compensation which was earned when the market price of the Company's common stock achieved a certain performance target in May 1998.

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, property and other assets that are not directly associated with the operations of an operating segment. Segment assets as of June 30, 1999 and December 31, 1998 were as follows (in millions):


                                                    1999        1998
                                                    ----        ----
IDENTIFIABLE ASSETS
 Refining and Marketing . . . . . . . . . . .   $ 1,153.4    $ 1,077.7
 Marine Services. . . . . . . . . . . . . . .        69.2         59.2
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . .       182.3        175.8
  Latin America . . . . . . . . . . . . . . .        67.2         58.9
 Corporate. . . . . . . . . . . . . . . . . .        50.4         56.8
                                                  -------      -------
  Total Assets  . . . . . . . . . . . . . . .   $ 1,522.5    $ 1,428.4
                                                  =======      =======

In May 1999, the Company announced that its Board of Directors had approved seeking alternative value creating opportunities, including a spin-off, trade, sale and other options, for its Exploration and Production segment. Both the Refining and Marketing and Exploration and Production segments have growth opportunities which require additional investment. Given the Company's strategic objectives and its desire to improve financial flexibility, it believes that it would not be able to prudently fund all these opportunities.
The Company is in the early stages of evaluating alternatives which could improve its capital structure, provide additional financial flexibility, and increase focus on its downstream businesses. There can be no assurance as to whether or when any alternatives would be pursued.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation and contingent loss situations, including environmental matters, arising in the ordinary course of business. The Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At June 30, 1999, the Company's accruals for environmental expenses amounted to $11.5 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $8 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1999 and $1 million in 2000, with a remaining $4 million expected to be spent by 2002.

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

NOTE E - EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effect of potentially dilutive shares, principally stock options outstanding during the period and the maximum shares which would have been issued assuming conversion of preferred stock at the beginning of the period. The preferred stock is represented by Premium Income Equity Securities ("PIES") which will automatically convert into shares of common stock on July 1, 2001, at conversion rates ranging from 0.8455 shares to 1.0 shares of common stock for each PIES, depending upon the market price of the common stock. Before July 1, 2001, each PIES is convertible at the option of the holder thereof into 0.8455 shares of common stock. The maximum conversion rate of 1.0 common share for each PIES is used in the 1999 earnings per share calculations. Earnings per share calculations for the three months and six months ended June 30, 1999 and 1998 are presented below (in millions except per share amounts):


                                                         Three Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                         ------------------       ----------------
                                                            1999       1998        1999       1998
                                                            ----       ----        ----       ----
BASIC:
 Numerator:
  Net earnings . . . . . . . . . . . . . . . . . . . .   $  32.5    $   6.2     $  32.8    $  12.3
  Less dividends on preferred stock. . . . . . . . . .       3.0         -          6.0         -
                                                            ----       ----        ----       ----
  Net earnings applicable to common shares . . . . . .   $  29.5    $   6.2     $  26.8    $  12.3
                                                            ====       ====        ====       ====

 Denominator:
  Weighted average common shares outstanding . . . . .      32.3       26.5        32.3       26.4
                                                            ====       ====        ====       ====

 Net Earnings Per Share. . . . . . . . . . . . . . . .   $  0.91    $  0.23     $  0.83    $  0.47
                                                            ====       ====        ====       ====

DILUTED:
 Numerator:
  Net earnings applicable to common shares . . . . . .   $  29.5    $   6.2     $  26.8    $  12.3
  Plus earnings impact of assumed conversion of
   preferred stock (only if dilutive).                       3.0         -          6.0         -
                                                            ----       ----        ----       ----
  Net earnings applicable to common shares . . . . . .   $  32.5    $   6.2     $  32.8    $  12.3
                                                            ====       ====        ====       ====

 Denominator:
  Weighted average common shares outstanding . . . . .      32.3       26.5        32.3       26.4
  Add potentially dilutive securities:
   Incremental dilutive shares from assumed exercise
     of stock options and other (only if dilutive) . .       0.4        0.7         0.3        0.6
   Incremental dilutive shares from assumed conversion
     of preferred stock (only if dilutive) . . . . . .      10.3         -         10.3         -
                                                            ----       ----        ----       ----
  Total diluted shares . . . . . . . . . . . . . . . .      43.0       27.2        42.9       27.0
                                                            ====       ====        ====       ====

 Net Earnings Per Share. . . . . . . . . . . . . . . .   $  0.76    $  0.23     $  0.76    $  0.46
                                                            ====       ====        ====       ====

The 1998 extraordinary loss on early extinguishment of debt of $4.6 million aftertax ($7.0 million pretax) amounted to $0.17 per basic and diluted share for the three months and six months ended June 30, 1998.

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

Tesoro acquired refining and marketing assets in Hawaii in May 1998 and acquired a Washington refinery and related assets in August 1998. These acquisitions have significantly increased Tesoro's historical annual revenues and the scope of its Refining and Marketing operations. During the first half of 1999, results from the acquired operations added substantially to the Company's earnings and cash flows. These acquisitions positioned Tesoro to participate actively in the atypical market conditions experienced on the West Coast which contributed significantly to profitability in the second quarter of 1999. Tesoro is also realizing cost savings and profit generating synergies among the three refineries and is on track to realize approximately $25 million from such synergies in 1999. The Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

In May 1999, the Company announced that its Board of Directors had approved seeking alternative value creating opportunities, including a spin-off, trade, sale and other options, for its Exploration and Production segment. Both the Refining and Marketing and Exploration and Production segments have growth opportunities which require additional investment. Given the Company's strategic objectives and its desire to improve financial flexibility, it believes that it would not be able to prudently fund all these opportunities.
The Company is in the early stages of evaluating alternatives which could improve its capital structure, provide additional financial flexibility, and increase focus on its downstream businesses. There can be no assurance as to whether or when any alternatives would be pursued.

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

Changes in natural gas, condensate and oil prices impact revenues and the present value of estimated future net revenues and cash flows from the Exploration and Production segment. The Company may increase or decrease its natural gas production in response to market conditions. The carrying costs of oil and gas assets are subject to noncash write-downs based on natural gas and oil prices and other determining factors.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

SUMMARY

Tesoro's net earnings were $32.5 million ($0.91 per basic share or $0.76 per diluted share) for the three months ended June 30, 1999 ("1999 Quarter"), compared with net earnings of $6.2 million ($0.23 per basic and diluted share) for the three months ended June 30, 1998 ("1998 Quarter"). For the year-to-date periods, net earnings were $32.8 million ($0.83 per basic share or $0.76 per diluted share) for the six months ended June 30, 1999 ("1999 Period"), compared with $12.3 million ($0.47 per basic share or $0.46 per diluted share) for the six months ended June 30, 1998 ("1998 Period").

The improvement in 1999 earnings was due to higher operating profit from the Company's Refining and Marketing segment. Increased throughput and sales volumes from operations acquired in mid-1998, refinery efficiency and reliability, and profits from purchasing and selling products manufactured by others contributed to the Refining and Marketing results. Partially offsetting these improvements were reduced profits from the Marine Services and Exploration and Production segments and increased interest and financing costs. On a per share basis, net earnings were impacted by the issuance of preferred stock and additional shares of common stock in mid-1998.

Significant items which occurred in 1998 and affect the comparability with 1999 are highlighted in the table below (in millions, except per share amounts):

                                                       Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                       ------------------      -------------------
                                                          1999       1998         1999        1998
                                                          ----       ----         ----        ----

Net Earnings as Reported . . . . . . . . . . . . . .   $  32.5    $   6.2      $  32.8     $  12.3
Extraordinary Loss on Debt Extinguishment, Net of
 Income Tax Benefit. . . . . . . . . . . . . . . . .        -         4.6           -          4.6
                                                         ------     ------       ------      ------
Earnings Before Extraordinary Item . . . . . . . . .      32.5       10.8         32.8        16.9
                                                         ------     ------       ------      ------
Significant Items Affecting Comparability, Pretax:
 Income from receipt of contingency funds from an
   operator. . . . . . . . . . . . . . . . . . . . .        -        21.3           -         21.3
 Charge for special incentive compensation . . . . .        -       (19.9)          -        (19.9)
                                                         ------     ------       ------      ------
  Total Significant Items, Pretax. . . . . . . . . .        -         1.4           -          1.4
  Income Tax Effect. . . . . . . . . . . . . . . . .        -         0.5           -          0.5
                                                         ------     ------       ------      ------
  Total Significant Items, Aftertax. . . . . . . . .        -         0.9           -          0.9
                                                         ------     ------       ------      ------
Net Earnings Excluding Significant Items and
 Extraordinary Item. . . . . . . . . . . . . . . . .      32.5        9.9         32.8        16.0
Preferred Dividend Requirements. . . . . . . . . . .       3.0         -           6.0          -
                                                         ------     ------       ------      ------
Net Earnings Applicable to Common Stock, Excluding
 Significant Items and Extraordinary Item. . . . . .   $  29.5    $   9.9      $  26.8      $ 16.0
                                                         ======     ======       ======      ======

Earnings Per Share - Basic:
 As reported . . . . . . . . . . . . . . . . . . . .   $  0.91    $  0.23      $  0.83      $ 0.47
 Extraordinary loss. . . . . . . . . . . . . . . . .        -       (0.17)          -        (0.17)
 Effect of other significant items . . . . . . . . .        -        0.03           -         0.04
                                                         ------     ------       ------      ------
 Excluding significant items and extraordinary item.   $  0.91    $  0.37      $  0.83      $ 0.60
                                                         ======     ======       ======      ======

Earnings Per Share - Diluted:
 As reported . . . . . . . . . . . . . . . . . . . .   $  0.76    $  0.23      $  0.76      $ 0.46
 Extraordinary loss. . . . . . . . . . . . . . . . .        -       (0.17)          -        (0.17)
 Effect of other significant items . . . . . . . . .        -        0.04           -         0.04
                                                         ------     ------       ------      ------
 Excluding significant items and extraordinary item.   $  0.76    $  0.36      $  0.76      $ 0.59
                                                         ======     ======       ======      ======


A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

REFINING AND MARKETING
                                                                Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                -------------------        -------------------
(Dollars in millions except per barrel amounts)                    1999        1998           1999        1998
                                                                    ----       ----           ----        ----
Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . .     $  696.4    $  184.9      $ 1,150.0    $  307.6
 Other, primarily crude oil resales and merchandise. . . .         14.7        22.7           33.3        40.2
                                                                  -----       -----        -------       -----
  Gross Operating Revenues . . . . . . . . . . . . . . . .     $  711.1    $  207.6      $ 1,183.3    $  347.8
                                                                  =====       =====        =======       =====

Segment Operating Profit:
 Gross margin:
  Refinery <F1>. . . . . . . . . . . . . . . . . . . . . .     $  160.4    $   53.1      $   263.0    $   83.1
  Non-refinery <F2>. . . . . . . . . . . . . . . . . . . .         18.1         7.0           30.9        10.7
                                                                  -----       -----        -------       -----
   Total gross margins . . . . . . . . . . . . . . . . . .        178.5        60.1          293.9        93.8
 Operating expenses and other. . . . . . . . . . . . . . .        100.9        35.8          190.0        60.0
 Depreciation and amortization . . . . . . . . . . . . . .          9.0         4.3           17.8         7.3
                                                                  -----       -----        -------       -----
  Segment Operating Profit . . . . . . . . . . . . . . . .     $   68.6    $   20.0      $    86.1    $   26.5
                                                                  =====       =====        =======       =====

Total Refinery System Throughput (thousands of barrels
  per day) <F3>. . . . . . . . . . . . . . . . . . . . . .        252.4        81.0          240.7        68.7
                                                                  =====       =====        =======       =====

Refined Products Manufactured (thousands of barrels
  per day) <F3>:
  Gasoline and gasoline blendstocks. . . . . . . . . . . .         98.7        20.7           94.4        17.9
  Jet fuel . . . . . . . . . . . . . . . . . . . . . . . .         62.8        27.0           60.4        23.5
  Diesel fuel. . . . . . . . . . . . . . . . . . . . . . .         35.5         8.4           33.3         6.9
  Heavy oils and residual products . . . . . . . . . . . .         47.1        23.0           44.9        19.1
  Other, including synthetic natural gas and liquefied
    petroleum gas. . . . . . . . . . . . . . . . . . . . .         18.3         4.5           18.1         3.3
                                                                  -----       -----        -------       -----
   Total Refined Products Manufactured . . . . . . . . . .        262.4        83.6          251.1        70.7
                                                                  =====       =====        =======       =====

Refinery Product Spread ($/barrel) . . . . . . . . . . . .     $   6.98    $   7.20      $    6.04    $   6.69
                                                                  =====       =====        =======       =====

Segment Product Sales (thousands of barrels per day)<F3><F4>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . .        138.1        29.1          124.0        21.8
 Middle distillates. . . . . . . . . . . . . . . . . . . .        121.0        43.0          114.8        38.0
 Heavy oils, residual products and other . . . . . . . . .         50.1        25.9           54.8        22.1
                                                                  -----       -----        -------       -----
  Total Product Sales. . . . . . . . . . . . . . . . . . .        309.2        98.0          293.6        81.9
                                                                  =====       =====        =======       =====

Segment Gross Margins on Product Sales ($/barrel)<F5>:
 Average sales price . . . . . . . . . . . . . . . . . . .     $  24.75     $ 20.73      $   21.64    $  20.74
 Average costs of sales. . . . . . . . . . . . . . . . . .        18.60       14.76          16.31       15.35
                                                                  -----       -----        -------       -----
  Gross Margin . . . . . . . . . . . . . . . . . . . . . .     $   6.15     $  5.97      $    5.33    $   5.39
                                                                  =====       =====        =======       =====

<F1>  Represents throughput at the Company's refineries times refinery product spread.
<F2>  Non-refinery margin includes merchandise margins, margins on products purchased and resold, and adjustments due to selling a volume and mix of product that is different than actual volumes manufactured.
<F3>  Volumes for 1999 include amounts from the Hawaii and Washington operations acquired in mid-1998.  Volumes for
      1998 include Hawaii operations for June, averaged over the periods presented.
<F4>  Sources of total product sales include products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties.
<F5>  Gross margins on total product sales include margins on sales of manufactured and purchased products and the effect of inventory changes.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998. Segment operating profit for the Company's Refining and Marketing operations was $68.6 million in the 1999 Quarter, an increase of $48.6 million from segment operating profit of $20.0 million in the 1998 Quarter. The improvement in results from Refining and Marketing was primarily due to higher throughput and sales volumes from the refineries acquired in mid-1998 and additional sales of purchased product to supply U.S. West Coast markets. Refining margins in the western United States were strong in the 1999 Quarter due to seasonal demand, product supply disruptions caused by operating problems at other refineries, and a rupture of a major refined products pipeline which serves the Pacific Northwest region. The disruptions began in the middle of the first quarter and extended through the second quarter of 1999. Product movements out of Tesoro's Anacortes, Washington refinery were not significantly affected by the pipeline rupture, allowing Tesoro to operate at full capacity and to continue to supply its customers.

Operating management was able to increase its system-wide refinery throughput to an average of 252 barrels per day, even though the Alaska refinery underwent a major turnaround during the 1999 Quarter. This represents a 92% utilization rate based on system-wide refinery capacity. Tesoro's high refinery utilization rate during this period of strong West Coast refining margins was critical to achieving increased profitability in the 1999 Quarter.

Management believes that stronger than normal market conditions on the West Coast added up to $0.75 per barrel to the Company's refined product margin, compared to historical market conditions. In addition, Tesoro's strengthening marketing presence allowed the Company to increase 1999 Quarter profitability by $13 million from the sale of purchased refined products.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 1999 Quarter, compared to the 1998 Quarter, primarily due to the higher sales volumes from the acquisitions and higher product prices. Other revenues included higher retail merchandise sales, primarily from the Hawaii acquisition, offset by lower crude oil resales. The increase in costs of sales reflected higher volumes associated with the acquisitions, increased prices for feedstock and higher purchased product volumes.

Overall refinery gross margin increased to $160.4 million in the 1999 Quarter due to the higher throughput volumes partially offset by a decrease in average refinery product spread per barrel to $6.98 in the 1999 Quarter compared to $7.20 in the 1998 Quarter. Margins from non-refinery activities increased to $18.1 million in the 1999 Quarter due primarily to higher sales of purchased products and increased merchandise sales. Operating expenses and depreciation and amortization also increased primarily due to the acquisitions.

The unusual market conditions experienced on the West Coast, which added profitability during the 1999 Quarter, are continuing into the third quarter. Future profitability of this segment will continue to be influenced, either positively or negatively, by market conditions and other additional factors that are beyond the control of the Company. A maintenance turnaround of the crude distillation and catalytic reformer units at the Company's Anacortes, Washington, refinery is scheduled for the fourth quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998. Segment operating profit for the Company's Refining and Marketing operations was $86.1 million in the 1999 Period, an increase of $59.6 million from segment operating profit of $26.5 million in the 1998 Period. As discussed above, this increase was primarily due to the operating results from the Hawaii and Washington refineries purchased in mid-1998 and stronger than normal market conditions on the West Coast during recent months. Refining and Marketing operations are also profiting from Tesoro's focus on manufacturing efficiency and reliability, as well as marketing flexibility. Revenues, costs, margins and sales volumes more than tripled in the 1999 Period, compared to the 1998 Period.

MARINE SERVICES
                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        ------------------     ----------------
(Dollars in millions)                      1999      1998        1999      1998
                                           ----      ----        ----      ----

Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . . .  $  21.9   $  22.5     $  37.5   $  48.3
 Lubricants and other. . . . . . . . .      3.5       3.8         6.8       7.9
 Services. . . . . . . . . . . . . . .      2.3       2.8         4.6       5.7
                                           ----      ----        ----      ----
  Gross Operating Revenues . . . . . .     27.7      29.1        48.9      61.9
Costs of Sales . . . . . . . . . . . .     19.1      19.8        32.0      43.4
                                           ----      ----        ----      ----
  Gross Profit . . . . . . . . . . . .      8.6       9.3        16.9      18.5
Operating Expenses and Other . . . . .      7.7       7.2        14.9      14.0
Depreciation and Amortization. . . . .      0.7       0.5         1.4       1.1
                                           ----      ----        ----      ----
 Segment Operating Profit. . . . . . .  $   0.2   $   1.6     $   0.6   $   3.4
                                           ====      ====        ====      ====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . . .     45.1      43.6        82.0      91.5
 Lubricants. . . . . . . . . . . . . .      0.5       0.5         1.0       1.2


Effective June 17, 1999, the Company purchased the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC. The purchase included facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, plus working capital. These operations contributed revenues of $3.0 million (7.0 million sales gallons) to Tesoro's results in the 1999 Quarter. These operations are expected to add $0.5 million to $1.0 million to future quarterly operating profit.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The low level of drilling rig activity in the Gulf during 1999 contributed to an overall decline of $1.4 million and $2.8 million in the Marine Services segment's operating profit during the 1999 Quarter and 1999 Period, respectively. The declines of $1.4 million and $13.0 million in gross revenues during the 1999 Quarter and 1999 Period, respectively, reflected lower fuel prices, reduced service revenues and a reduction in fuel sales volumes in the Gulf of Mexico, partly offset by the revenues from the new West Coast operations. Likewise, the decrease in costs of sales reflected the lower fuel volumes and prices in the Gulf of Mexico, partly offset by increased volumes from the new West Coast operations.

EXPLORATION AND PRODUCTION
                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                   ------------------       -----------------
(Dollars in millions except per unit amounts)                         1999       1998         1999       1998
                                                                      ----       ----         ----       ----

U.S. <F1>:
 Gross operating revenues. . . . . . . . . . . . . . . . . . . .   $  13.8    $  18.7      $  27.7    $  37.8
 Other income (expense). . . . . . . . . . . . . . . . . . . . .      (0.6)      21.7         (0.6)      22.3
 Production costs  . . . . . . . . . . . . . . . . . . . . . . .       2.6        2.0          5.1        4.5
 Administrative support and other operating expenses . . . . . .       0.6        0.6          1.2        1.0
 Depreciation, depletion and amortization. . . . . . . . . . . .       6.4        9.3         13.4       18.2
                                                                      -----      -----        -----      -----
  Segment Operating Profit - U.S.. . . . . . . . . . . . . . . .       3.6       28.5          7.4       36.4
                                                                      -----      -----        -----      -----

LATIN AMERICA:
 Gross operating revenues. . . . . . . . . . . . . . . . . . . .       1.4        2.9          2.6        6.0
 Other income (expense). . . . . . . . . . . . . . . . . . . . .      (0.4)      (0.5)        (0.4)      (0.5)
 Production costs. . . . . . . . . . . . . . . . . . . . . . . .       0.3        0.2          0.7        0.5
 Administrative support and other operating expenses . . . . . .       0.7        0.8          1.2        1.4
 Depreciation, depletion and amortization. . . . . . . . . . . .       0.4        0.7          0.8        1.2
                                                                      -----      -----        -----      -----
  Segment Operating Profit (Loss)- Latin America . . . . . . . .      (0.4)       0.7         (0.5)       2.4
                                                                      -----      -----        -----      -----

Total Segment Operating Profit - Exploration and Production. . .   $   3.2    $  29.2      $   6.9    $  38.8
                                                                      =====      =====        =====      =====

U.S.:
 Average Daily Net Production:
  Natural gas (million cubic feet, "MMcf") . . . . . . . . . . .      72.0       93.1         76.0       96.1
  Oil (thousand barrels) . . . . . . . . . . . . . . . . . . . .       0.6        0.3          0.5        0.2
   Total (million cubic feet equivalent, "MMcfe"). . . . . . . .      75.3       94.6         79.2       97.4
 Average Prices:
  Natural gas ($/thousand cubic feet, "Mcf") <F2>. . . . . . . .   $  1.89    $  2.06      $  1.82    $  2.04
  Oil ($/barrel) . . . . . . . . . . . . . . . . . . . . . . . .   $ 15.84    $ 12.66      $ 13.73    $ 13.25
 Average Operating Expenses ($/thousand cubic feet
    equivalent, "Mcfe"):
  Lease operating expenses . . . . . . . . . . . . . . . . . . .   $  0.34    $  0.22      $  0.31    $  0.21
  Severance taxes. . . . . . . . . . . . . . . . . . . . . . . .      0.05       0.01         0.05       0.04
                                                                      -----      -----        -----      -----
   Total production costs. . . . . . . . . . . . . . . . . . . .      0.39       0.23         0.36       0.25
  Administrative support and other . . . . . . . . . . . . . . .      0.09       0.06         0.08       0.05
                                                                      -----      -----        -----      -----
   Total Operating Expenses. . . . . . . . . . . . . . . . . . .   $  0.48    $  0.29      $  0.44    $  0.30
                                                                      =====      =====        =====      =====
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . . . .   $  0.90    $  1.06      $  0.91    $  1.01
                                                                      =====      =====        =====      =====

LATIN AMERICA:
 Average Daily Net Production:
  Natural gas (MMcf) . . . . . . . . . . . . . . . . . . . . . .      11.9       26.5         12.2       24.6
  Condensate (thousand barrels). . . . . . . . . . . . . . . . .       0.4        0.7          0.4        0.8
   Total (MMcfe) . . . . . . . . . . . . . . . . . . . . . . . .      14.4       30.8         14.5       29.2
 Average Prices:
  Natural gas ($/Mcf). . . . . . . . . . . . . . . . . . . . . .   $  0.59    $  0.83      $  0.69    $  0.90
  Condensate ($/barrel). . . . . . . . . . . . . . . . . . . . .   $ 15.89    $ 12.90      $ 13.27    $ 14.42
 Average Operating Expenses ($/Mcfe):
  Production costs . . . . . . . . . . . . . . . . . . . . . . .   $  0.21    $  0.10      $  0.27    $  0.10
  Administrative support and other . . . . . . . . . . . . . . .      0.56       0.25         0.51       0.27
                                                                      -----      -----        -----      -----
   Total Operating Expenses. . . . . . . . . . . . . . . . . . .   $  0.77    $  0.35      $  0.78    $  0.37
                                                                      =====      =====        =====      =====
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . . . .   $  0.27    $  0.22      $  0.27    $  0.22
                                                                      =====      =====        =====      =====

<F1> Represents the Company's U.S. oil and gas operations combined with gas transportation activities.

<F2> Includes effects of commodity price agreements which amounted to a loss of $0.07 per Mcf and a gain of $0.02 per Mcf for the three months ended June 30, 1999 and 1998, respectively, and gains of $0.01 per Mcf during both six-month periods.

U.S.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998. Segment operating profit from the Company's U.S. exploration and production operations was $3.6 million in the 1999 Quarter compared with $28.5 million in the 1998 Quarter. The 1998 Quarter benefited from receipt of $21.3 million from an operator in the Bob West Field, representing funds no longer needed as a contingency reserve for litigation. Excluding the receipt of those funds from the 1998 Quarter, segment operating profit decreased by $3.6 million during the 1999 Quarter due primarily to lower natural gas prices and lower production volumes. The Company's U.S. net production volumes decreased approximately 20% to 75.3 MMcfe per day in the 1999 Quarter, compared to 94.6 MMcfe per day in the 1998 Quarter, primarily due to Bob West Field production which declined approximately 15 MMcfe per day. Production from other fields also declined slightly due to the Company's decision earlier in the year to tightly manage its capital expenditure program. However, three significant discoveries made in Texas and offshore Louisiana during the 1999 Quarter are expected to increase production levels for the remainder of the year.

Gross operating revenues from the Company's U.S. operations decreased by $4.9 million due to the lower production and an 8% decline in natural gas prices from $2.06 per Mcf in the 1998 Quarter to $1.89 per Mcf in the 1999 Quarter. Net production costs per Mcfe increased from $0.23 to $0.39 primarily due to decreased production volumes. Depreciation, depletion and amortization decreased by $2.9 million, or 31%, due to lower volumes and a reduced depletion rate.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998. Segment operating profit from the Company's U.S. exploration and production operations was $7.4 million in the 1999 Period compared with $36.4 million in the 1998 Period. Excluding the $21.3 million receipt from an operator in the 1998 Period discussed above, segment operating profit decreased by $7.7 million during the 1999 Period. This decrease was primarily due to lower natural gas prices and lower production volumes. The Company's U.S. net production volumes decreased almost 19% to 79.2 MMcfe per day in the 1999 Period, compared to 97.4 MMcfe per day in the 1998 Period, primarily due to declines in the Bob West Field and, to a lesser extent, to lower capital spending in other fields.

Gross operating revenues from the Company's U.S. operations decreased by $10.1 million due to the lower production and an 11% decline in natural gas prices from $2.04 per Mcf in the 1998 Period to $1.82 per Mcf in the 1999 Period. Net production costs per Mcfe increased from $0.25 to $0.36 primarily due to decreased volumes. Depreciation, depletion and amortization decreased by $4.8 million, or 26%, due to lower volumes and a reduced depletion rate. The depletion rate was reduced in part by the fourth quarter 1998 ceiling test write-down of capitalized costs and in part by reserve additions during the 1999 Period.

For information related to natural gas commodity price agreements, see Item 3 contained herein.

LATIN AMERICA

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998. Segment operating results from the Company's Latin American operations decreased to a loss of $0.4 million, compared to operating profit of $0.7 million in the 1998 Quarter. This decrease in segment operating profit was due to lower production and natural gas prices. Bolivian natural gas prices, which are contractually indexed to a six-month average of posted New York fuel oil prices, fell 29% from $0.83 per Mcf in the 1998 Quarter to $0.59 per Mcf in the 1999 Quarter. Net production volumes decreased 53% from 30.8 MMcfe per day to
14.4 MMcfe per day, primarily due to the transition from Argentine markets to Brazilian markets. Lower production in 1999 resulted in an imbalance in the take-or-pay contract with Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), a Bolivian government agency. The Company expects YPFB to make up this imbalance in the latter half of 1999.

A lack of market access has constrained natural gas production in Bolivia. A new third-party pipeline from Bolivia to Brazil, which began operations July 1999, will provide access to potentially larger gas-consuming markets. Tesoro's current natural gas production in Latin America is up to 50 MMcf per day, gross, due to the beginning of sales to Brazilian markets. On a net basis, this represents approximately 36 MMcf per day, significantly higher than recent average production levels. Sales prices to the Brazilian market are currently estimated at approximately $0.80 per Mcf, and sales to Argentine markets, scheduled to be phased out by the end of August 1999, are currently estimated at $0.70 per Mcf. Increased third-quarter production and higher natural gas prices in the last half of 1999 are expected to improve results for Tesoro's Latin America operations.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998. Segment operating results from the Company's Latin American operations decreased to a loss of $0.5 million, compared to operating profit of $2.4 million in the 1998 Period. This decrease in segment operating profit was due to lower production and prices. Bolivian natural gas prices fell 23% from $0.90 per Mcf in the 1998 Quarter to $0.69 per Mcf in the 1999 Quarter. As discussed above, net production volumes decreased 50% from 29.2 MMcfe per day to 14.5 MMcfe per day.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $4.6 million and $8.1 million during the 1999 Quarter and 1999 Period, respectively. These increases were primarily due to costs of implementing an integrated enterprise-wide software system, together with higher employee costs associated with organizational development and growth.

INTEREST AND FINANCING COSTS

Interest and financing costs increased by $5.0 million and $14.7 million during the 1999 Quarter and 1999 Period, respectively. These increases reflected the higher debt levels which funded the 1998 Hawaii and Washington acquisitions.

OTHER OPERATING COSTS AND OTHER EXPENSES

Other operating costs and other expenses for the 1998 Quarter and 1998 Period included a charge of $19.9 million for special incentive compensation, of which $7.9 million related to operating segment employees. The special compensation was earned in May 1998 when the Company's common stock achieved a certain performance target.

INCOME TAX PROVISION

The increase of $9.9 million in the income tax provision in the 1999 Quarter, compared with the 1998 Quarter, reflected the increase in pretax earnings, primarily from the Refining and Marketing segment. Similarly, the income tax provision increased $6.1 million to $19.1 million in the 1999 Period, compared with $13.0 million in the 1998 Period, due to the Company's higher consolidated earnings partially offset by reduced foreign taxes due to lower Bolivian natural gas production.

In response to low product prices, the Bolivian government has given the Company approval to produce "new hydrocarbons" in place of "existing hydrocarbons" (as defined by the Hydrocarbon Law) for gross volumes over 20 MMcf per day through the end of 1999. "New hydrocarbons" are subject to a combined royalty and tax rate of 18 percent while "existing hydrocarbons" are subject to a combined royalty and tax rate of 60 percent. Although this change will have a favorable effect on Bolivia tax rates, it is not expected to have a material effect on the Company's consolidated income tax provision in 1999.

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

CAPITAL SPENDING

During the first six months of 1999, the Company's capital expenditures totaled $63 million which were financed primarily with internally-generated cash flows. Capital expenditures for the Exploration and Production segment were approximately $37 million, including $24 million for U.S. operations and $13 million for Bolivia operations. During the 1999 Period, the Company participated in drilling 14 exploratory wells (12 completed) and five developments wells (all completed) in the U.S. and one exploratory well in Bolivia which was completed. Capital improvements for the Refining and Marketing segment in the 1999 Period totaled $19 million, which included various refinery and retail gas station projects. Other capital spending during the 1999 Period were primarily related to the implementation of the integrated enterprise-wide system and purchase of the West Coast marine fuel operations.

The Company's capital spending is under continuing review, considering requirements and business conditions in each operating segment. Although capital expenditures for the 1999 year had been projected at $170 million, actual expenditures will be less due to a number of factors, including the timing of refining and marketing and other capital projects. Total capital expenditures for the remainder of the year are currently estimated to range from $85 million to $95 million, which include costs for exploration and production activities, refining and marketing projects and implementation of the integrated enterprise-wide system. These capital expenditures are expected to be funded primarily with cash flows from operations supplemented with borrowings, if necessary, under the Company's revolving credit facility.

CREDIT ARRANGEMENTS AND CAPITALIZATION

Significant changes in the Company's credit arrangements and capitalization since the 1998 year-end were as follows:

 . Under the Senior Credit Facility, the Company repaid $28 million net under the revolving credit and letter of credit facility ("Revolver") and borrowed an additional $34 million net under term loans during the 1999 Period.

 . In April 1999, the Company reduced commitments under the Revolver from $300 million to $175 million.

At June 30, 1999, the Company had outstanding borrowings of $183 million under the term loans and $33 million under the Revolver. Since the Company expects to fund capital expenditures primarily with internally-generated cash flows, the Company elected to reduce availability under the Revolver in April 1999, which reduces commitment fees. The remaining credit capacity is expected to be sufficient to fund future capital expenditures and working capital requirements. Unused availability under the Revolver was $138 million at June 30, 1999. The Company's total debt to capitalization ratio was 48% at June 30, 1999.

The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these financial covenants at June 30, 1999, and the Company expects to be in compliance with these covenants through the remainder of 1999. However, future compliance with the financial covenants, which start becoming more restrictive during the fourth quarter of 1999, will continue to be dependent on the Company's cash flows which are sensitive to changes in market conditions.

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

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):


                                                    Six Months Ended
                                                         June 30,
                                                    -----------------
                                                      1999       1998
                                                      ----       ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . .   $  65.4    $  43.9
  Investing Activities . . . . . . . . . . . . .     (62.1)    (315.6)
  Financing Activities . . . . . . . . . . . . .      (4.9)     289.7
                                                     ------    -------
Increase (Decrease) in Cash and Cash Equivalents   $  (1.6)   $  18.0
                                                     ======    =======

Net cash from operating activities totaled $65 million during the 1999 Period, compared to $44 million for the 1998 Period. This increase primarily reflected improved earnings, partially offset by higher working capital components. Cash flows from earnings before depreciation, depletion and amortization and other noncash charges increased $25 million in the 1999 Period, compared with the 1998 Period. Net cash used in investing activities of $62 million during the 1999 Period included capital expenditures of $19 million in Refining and Marketing and $37 million in Exploration and Production. Financing activities in the 1999 Period included gross repayments of $218 million under the Revolver offset by gross borrowings of $190 million. In addition, $50 million was issued under term loans partly offset by debt payments of $21 million. Payment of dividends on preferred stock totaled $6 million in the 1999 Period. At June 30, 1999, the Company's working capital totaled $189 million, which included cash and cash equivalents of $11 million. The working capital ratio was 1.7:1 at June 30, 1999, compared to 1.9:1 at December 31, 1998.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At June 30, 1999, the Company's accruals for environmental expenses totaled $11.5 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. To comply with environmental laws and regulations, the Company anticipates it will make capital improvements totaling approximately $8 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternate secondary containment systems for existing storage tank facilities are estimated to be $2 million in 1999 and $1 million in 2000, with a remaining $4 million expected to be spent by 2002.

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

The Compliance Plan includes the following phases, estimated progress toward completion and scheduled completion dates:

                                                     Estimated      Scheduled
                                                     % Complete  Completion Date

 .  Awareness:  Establish a Year 2000 team and develop
   a detailed plan . . . . . . . . . . . . . . . . . .   100        Complete
 .  Assessment: Identify critical business processes
   and systems that must be modified; assess and
   prioritize risk factors . . . . . . . . . . . . . .   100        Complete
 .  Remediation: Convert, replace or eliminate hardware
   and software. . . . . . . . . . . . . . . . . . . .    95       August 1999
 .  Validation: Test and verify . . . . . . . . . . . .    90       August 1999
 .  Implementation: Put new and renovated systems into
   production; monitor and continually evaluate. . . .    90       August 1999
 .  Contingency Plans: Develop contingency plans for
   critical items that cannot be tested. . . . . . . .    50      September 1999

Although the first two phases of the Compliance Plan have been completed, other non-compliant items may be discovered during remediation and validation phases which could affect the estimates and the scheduled dates above. The Company has utilized both internal and external resources in evaluating its Systems and Programs, as well as manual processes, external interfaces with customers and services supplied by vendors, to identify potential Year 2000 compliance problems. The Company has identified and is replacing a number of Systems and Programs that are not Year 2000 compliant. Based on current information, the Company expects to attain Year 2000 compliance and complete appropriate testing of its modifications and replacements in advance of the Year 2000 date change. Modification or replacement of the Company's Systems and Programs is being performed in-house by Company personnel and external consultants.

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

The Company has requested assurance from third parties that their computers, systems or programs will be Year 2000 compliant. Approximately 3,000 questionnaires were sent to vendors who were identified as providing goods and services to the Company's operations. Vendors were asked questions relating to their Year 2000 preparation and readiness. Over 95% of the vendors either returned the questionnaire or were contacted and interviewed. All of the vendors contacted, including all of the vendors identified as being critical, provided a positive response. None could foresee having problems providing goods and services on or after January 1, 2000. The utility companies servicing the Company's various sites were contacted and all responded favorably about their ability to provide uninterrupted service.

Ninety percent of Tesoro's customers, including all of the critical customers, were contacted to determine their Year 2000 preparedness. All customers contacted indicated that they will be ready and do not anticipate any significant problems. Management believes that the Company's risk is minimal as it relates to key vendors, suppliers and customers.

The Company expects that expenses and capital expenditures associated with the Year 2000 compliance project will not have a material effect on its business, financial condition or results of operations. Costs to become Year 2000 compliant are estimated to total $5 million, of which $2.4 million was spent through June 30, 1999. It is estimated that approximately 60% of these costs will be capital expenditures. The costs of Year 2000 compliance are the best estimates of the Company's management and are believed to be reasonably accurate. In the event the Compliance Plan is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The costs of implementing the integrated enterprise-wide system are excluded as this system implementation was undertaken primarily to improve business processes.

If the Company were not able to satisfactorily complete its Compliance Plan, including identifying and resolving problems encountered by the Company's external service providers, potential consequences could include, among other things, unit downtime at, or damage to, the Company's refineries, gas stations, terminal facilities and pipelines; delays in transporting refinery feedstocks and refined products; reduction in natural gas production; impairment of relationships with significant suppliers or customers; loss of accounting data or delays in processing such data; and loss of or delays in internal and external communications. The occurrence of any or all of the above could result in a material adverse effect on the Company's results of operations, liquidity or financial condition. Although the Company currently believes that it will satisfactorily complete the Compliance Plan prior to January 1, 2000, there can be no assurance that it will be completed by such time or that the Year 2000 problem will not adversely affect the Company and its business.

The foregoing statements in the above paragraphs under "Year 2000 Readiness Disclosure" herein are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. From time to time, the Company enters into agreements to reduce commodity price risks. Gains or losses on these hedging activities are recognized when the related physical transactions are recognized as sales or purchases. The Company is evaluating the effects that this new statement will have on its financial condition, results of operations and financial reporting and disclosures.

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

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1999 Period, the Company used such agreements to set the price of approximately 40% of the natural gas production that it sold in the spot market and recognized a gain of $0.2 million ($0.01 per Mcf) from these price agreements. As of June 30, 1999, the Company had remaining price agreements outstanding through March 2000 for 8.0 billion cubic feet of natural gas production with an average Houston ship channel floor price of $1.85 per Mcf and an average ceiling price of $2.25 per Mcf.

INTEREST RATE RISK

Total debt at June 30, 1999, included $328 million of fixed-rate debt and $216 million of floating-rate debt attributed to the Term Loans and the Revolver. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10% change in the floating rate (68 basis points) would be approximately $1.5 million.

At June 30, 1999, the fair market value of the Company's fixed-rate debt approximated its book value of $328 million. The floating-rate debt will mature over varying periods through 2003. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate notes and obligations will mature over varying periods through 2013.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 14, 1999, the San  Joaquin  Valley  Unified  Air  Pollution  Control
     District ("District") issued a Notice of Violation of its rules and regulations in connection with the operation of an oil water separator at the Company's Stockton, California diesel and gasoline terminal. The District alleges that the separator was operated without a permit. While the Company believes the separator is exempt from permitting requirements, it has been removed from service. The Company believes the resolution of this matter will not have a material adverse effect on the Company.

     As previously reported, on August 26, 1998, the United States Coast Guard issued a Notice of Federal Interest For An Oil Pollution Incident to Tesoro Hawaii Corporation ("Tesoro Hawaii"), a subsidiary of the Company, in connection with an oil spill which occurred on August 24, 1998, at Tesoro Hawaii's single point mooring at Barbers Point, Oahu, Hawaii. Tesoro Hawaii, the U.S. Coast Guard and the Hawaii Department of Health ("HDOH") responded to the spill immediately and clean up efforts have been completed. Under the Federal Water Pollution Control Act and the Oil Pollution Act of 1990, the responsible party is liable for removal costs and damages, including damages from injury to natural resources and may be assessed administrative or civil penalties. The Company carries insurance to provide protection against pollution damages. On April 5, 1999, the Coast Guard proposed a civil penalty in the amount of $10,000. The Company resolved the civil penalty by payment of $6,000 on June 9, 1999. The Company believes that the resolution of any remaining issues will not have a material adverse effect on the Company.

     As previously reported, on October 16, 1998, the HDOH issued a Notice of Apparent Violation of Hawaii state law to Tesoro Hawaii in connection with a spill on September 23, 1998. During the loading of a barge sub-chartered to Tesoro Hawaii, diesel fuel was spilled into the state waters at Barbers Point Harbor, Oahu, Hawaii. On April 5, 1999, the United States Coast Guard proposed a civil penalty in the amount of $6,000 alleging a violation of the Federal Water Pollution Control Act. The Company resolved the civil penalty by payment of $4,000 on June 15, 1999. The Company believes there are no remaining issues to be resolved.

ITEM 5.  OTHER INFORMATION

      On May 26, 1999, the Company announced that its Board of Directors had approved seeking alternative value creating opportunities, including a spin-off, trade, sale and other options for its Exploration and Production operations. Such opportunities are in the early stage of evaluation. There can be no assurance as to whether or when any alternatives would be pursued.

      The 1999 Annual Meeting of Stockholders of the Company will be held at the Hotel Crescent Court, 400 Crescent Court, Dallas, Texas, at 10:00 A.M. Central time on Wednesday, September 15, 1999. Holders of Common Stock of record at the close of business on August 3, 1999, are entitled to notice of and to vote at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

        27.1     Financial Data Schedule (June 30, 1999).

        27.2     Restated Financial Data Schedule (June 30, 1998).

      (b)   Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TESORO PETROLEUM CORPORATION
                                                   REGISTRANT


Date: August 13, 1999                /s/        BRUCE A. SMITH
                                                Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer




Date: August 13, 1999                /s/           DON M. HEEP
                                                   Don M. Heep
                                          Vice President, Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER

 27.1   Financial Data Schedule (June 30, 1999).

 27.2   Restated Financial Data Schedule (June 30, 1998).