Form 10-Q
period 1999-09-30
TESORO PETROLEUM CORP /NEW/
filed 1999-11-10
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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




There were 32,410,975 shares of the registrant's Common Stock outstanding at October 31, 1999.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS



                                                                      PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - September 30, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . . .      3

   Condensed Statements of Consolidated Operations - Three Months
    and Nine Months Ended September 30, 1999 and 1998. . . . . . .      4

   Condensed Statements of Consolidated Cash Flows - Nine Months
    Ended September 30, 1999 and 1998. . . . . . . . . . . . . . .      5

   Notes to Condensed Consolidated Financial Statements. . . . . .      6

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . .     14

  Item 3.  Quantitative and Qualitative Disclosures About Market
   Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .     30

  Item 4.  Submission of Matters to a Vote of Security Holders . .     30

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     31


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .     33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                     September 30,  December 31,
                                                                          1999          1998
                                                                          ----          ----
                           ASSETS
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $   15.6     $    12.9
 Receivables, less allowance for doubtful accounts . . . . . . . . .     244.6         157.5
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .     197.7         208.2
 Prepayments and other . . . . . . . . . . . . . . . . . . . . . . .      10.6          12.0
                                                                      ---------     ---------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .     468.5         390.6
                                                                      ---------     ---------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . . . . . . .     878.3         841.0
 Marine services . . . . . . . . . . . . . . . . . . . . . . . . . .      53.2          50.8
 Exploration and production, full-cost method of accounting. . . . .     474.4         426.5
 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29.0          21.4
                                                                      ---------     ---------
                                                                       1,434.9       1,339.7
 Less accumulated depreciation, depletion and amortization . . . . .     496.6         445.1
                                                                      ---------     ---------
  Net Property, Plant and Equipment. . . . . . . . . . . . . . . . .     938.3         894.6
                                                                      ---------     ---------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     150.5         143.2
                                                                      ---------     ---------
   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,557.3     $ 1,428.4
                                                                      =========     =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . $   183.7     $   126.4
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      97.9          69.3
 Current maturities of long-term debt and other obligations. . . . .      24.5          12.5
                                                                      ---------     ---------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .     306.1         208.2
                                                                      ---------     ---------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .      82.7          69.9
                                                                      ---------     ---------

OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . .      68.3          59.7
                                                                      ---------     ---------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     491.0         531.4
                                                                      ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized 5,000,000 shares:
  7.25% Mandatorily Convertible Preferred Stock, 103,500 shares
  issued and outstanding . . . . . . . . . . . . . . . . . . . . . .     165.0         165.0
 Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
  32,703,856 shares issued (32,654,138 in 1998). . . . . . . . . . .       5.4           5.4
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .     279.1         278.6
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .     164.7         115.6
 Treasury stock, 296,045 common shares (320,022 in 1998), at cost. .      (5.0)         (5.4)
                                                                      ---------     ---------
  Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .     609.2         559.2
                                                                      ---------     ---------

   Total Liabilities and Stockholders' Equity. . . . . . . . . . . . $ 1,557.3     $ 1,428.4
                                                                      =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     -------------------       -------------------
                                                       1999        1998          1999        1998
                                                       ----        ----          ----        ----
REVENUES
 Refining and marketing. . . . . . . . . . . . .   $   838.0   $   424.7     $ 2,021.3   $   772.5
 Marine services . . . . . . . . . . . . . . . .        55.5        28.5         104.4        90.4
 Exploration and production. . . . . . . . . . .        18.7        19.3          49.0        63.1
 Other income. . . . . . . . . . . . . . . . . .         0.8         0.2           1.0        21.6
                                                    ---------   ---------     ---------   ---------
  Total Revenues . . . . . . . . . . . . . . . .       913.0       472.7       2,175.7       947.6
                                                    ---------   ---------     ---------   ---------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . .       773.1       397.6       1,852.5       711.1
 Marine services . . . . . . . . . . . . . . . .        50.7        24.8          97.6        82.3
 Exploration and production. . . . . . . . . . .         4.4         3.8          13.8        11.2
 Depreciation, depletion and amortization. . . .        17.3        17.9          50.7        45.7
                                                    ---------   ---------     ---------   ---------
  Total Segment Operating Costs and Expenses . .       845.5       444.1       2,014.6       850.3
                                                    ---------   ---------     ---------   ---------

SEGMENT OPERATING PROFIT . . . . . . . . . . . .        67.5        28.6         161.1        97.3

General and administrative expenses. . . . . . .        (8.0)       (4.5)        (23.3)      (11.7)
Interest and financing costs . . . . . . . . . .       (12.0)      (10.9)        (36.5)      (20.7)
Interest income. . . . . . . . . . . . . . . . .         0.3         1.5           0.7         1.9
Other expense, including other operating costs .        (4.3)       (0.8)         (6.6)      (23.0)
                                                    ---------   ---------     ---------   ---------

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM. . . . . . . . . . . . . . .        43.5        13.9          95.4        43.8
Income tax provision . . . . . . . . . . . . . .        18.2         6.1          37.3        19.1
                                                    ---------   ---------     ---------   ---------

EARNINGS BEFORE EXTRAORDINARY ITEM . . . . . . .        25.3         7.8          58.1        24.7
Extraordinary loss on extinguishment of debt,
 net of income tax benefit of $2.4 in 1998 . . .          -           -             -         (4.6)
                                                    ---------   ---------     ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . .        25.3         7.8          58.1        20.1
Preferred dividend requirements. . . . . . . . .         3.0         3.0           9.0         3.0
                                                    ---------   ---------     ---------   ---------

NET EARNINGS APPLICABLE TO COMMON STOCK. . . . .   $    22.3   $     4.8     $    49.1   $    17.1
                                                    =========   =========     =========   =========


NET EARNINGS PER SHARE - BASIC . . . . . . . . .   $    0.69   $    0.15     $    1.52   $    0.60
                                                    =========   =========     =========   =========
NET EARNINGS PER SHARE - DILUTED . . . . . . . .   $    0.58   $    0.15     $    1.35   $    0.59
                                                    =========   =========     =========   =========
WEIGHTED AVERAGE COMMON SHARES - BASIC . . . . .        32.4        32.3          32.4        28.4
                                                    =========   =========     =========   =========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . . .        43.3        32.9          43.1        29.0
                                                    =========   =========     =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

           TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (UNAUDITED)
                           (IN MILLIONS)

                                                          Nine Months Ended
                                                             September 30,
                                                         -------------------
                                                            1999       1998
                                                            ----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings. . . . . . . . . . . . . . . . . . . . .  $  58.1    $  20.1
  Adjustments to reconcile net earnings to net cash
   from operating activities:
    Depreciation, depletion and amortization. . . . . .     52.2       46.3
    Extraordinary loss on extinguishment of debt,
     net of income tax benefit. . . . . . . . . . . . .       -         4.6
    Amortization of deferred charges and other. . . . .      6.5       10.1
    Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . .    (86.5)     (40.7)
     Inventories. . . . . . . . . . . . . . . . . . . .     10.5      (12.1)
     Accounts payable and accrued liabilities . . . . .     82.1       70.4
     Deferred income taxes. . . . . . . . . . . . . . .     13.8        3.2
     Other assets and liabilities . . . . . . . . . . .     10.9       (3.2)
                                                          -------    -------
       Net cash from operating activities . . . . . . .    147.6       98.7
                                                          -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures. . . . . . . . . . . . . . . . .    (99.7)    (131.3)
  Acquisitions and other. . . . . . . . . . . . . . . .      0.1     (528.1)
                                                          -------    -------
       Net cash used in investing activities. . . . . .    (99.6)    (659.4)
                                                          -------    -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayments under revolving credit and interim
   facilities, net of borrowings. . . . . . . . . . . .    (61.2)     (24.1)
  Repayments of other debt and obligations. . . . . . .    (25.5)     (92.2)
  Issuance of other long-term debt. . . . . . . . . . .     50.0      150.0
  Payments of dividends on preferred stock. . . . . . .     (9.0)        -
  Proceeds from equity and debt offerings, net. . . . .       -       532.8
  Financing costs and other . . . . . . . . . . . . . .      0.4      (10.7)
                                                          -------    -------
       Net cash from (used in) financing activities . .    (45.3)     555.8
                                                          -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .      2.7       (4.9)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .     12.9        8.4
                                                          -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $  15.6    $   3.5
                                                          =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of capitalized interest of
   $0.3 in 1999 and $0.1 in 1998. . . . . . . . . . . .  $  40.8    $   9.8
                                                          =======    =======
  Income taxes paid . . . . . . . . . . . . . . . . . .  $  33.7    $  13.5
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

NOTE B - INVENTORIES

Components of inventories were as follows (in millions):

                                                       September 30,   December 31,
                                                            1999           1998
                                                            ----           ----

  Crude oil and wholesale refined products, at LIFO . .  $  166.0       $  182.4
  Merchandise and other refined products. . . . . . . .      12.7           10.5
  Materials and supplies. . . . . . . . . . . . . . . .      19.0           15.3
                                                           ------         ------
    Total inventories . . . . . . . . . . . . . . . . .  $  197.7       $  208.2
                                                           ======         ======

NOTE C - DIVESTMENTS, ACQUISITIONS AND CAPITAL PROJECTS

EXPLORATION AND PRODUCTION

In May 1999, the Company announced that its Board of Directors had approved seeking alternative value-creating opportunities, including a spin-off, trade, sale and other options, for its Exploration and Production segment. Both the Refining and Marketing and Exploration and Production segments have growth opportunities which require additional investment. Given the Company's strategic objectives and its desire to improve financial flexibility, management believes that it would not be able to prudently fund all these opportunities.

In this regard, in October 1999, the Company entered into a definitive agreement to sell substantially all of its domestic exploration and production business to EEX Corporation at a cash sales price of $216 million. Under the terms of the agreement, the transaction will be structured as a stock sale. This transaction, which is subject to certain closing conditions, is expected to occur on or about November 30, 1999. The sales price will be adjusted for transaction costs and certain purchase price adjustments for business activity that occurs between July 1, 1999 and closing. Net after-tax cash proceeds are estimated to be $170 million. The total impact of the domestic exploration and production divestment is expected to contribute approximately $0.60 per share to the Company's earnings on an after-tax diluted basis during the last half of 1999. This includes approximately $0.45 per diluted share for a gain from the sale expected in the 1999 fourth quarter and $0.08 and $0.07 per diluted share for domestic exploration and production operations during the 1999 third and fourth quarters, respectively. Proceeds from this sale are expected to be used to reduce Tesoro's term loans under its senior credit facility ("Credit Facility"), which would decrease the Company's debt-to-capitalization ratio to approximately 35%.

The Company is continuing to evaluate value-creating opportunities for its exploration and production operations in Bolivia.

REFINING AND MARKETING AND MARINE SERVICES

In August 1999, the Company purchased a refined products terminal in Anchorage, Alaska, for approximately $8 million in cash. This terminal, which is near the Company's existing terminal in Anchorage, will provide the Company with additional storage and purchasing flexibility.

In June 1999, the Company purchased the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC. The purchase, which included inventory and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, expanded the Marine Services segment's presence on the West Coast.

In addition to normal capital improvements in 1999, the Company is in the process of installing a distillate treater at its Washington refinery which will enable the refinery to increase its production of low-sulfur diesel fuel and jet fuel. Management estimates that the distillate treater installation, together with licensing fees and supporting infrastructure, will cost approximately $13 million and will be completed by year-end 1999. The Company has spent approximately $5 million for the installation through September 30, 1999.

NOTE D - LONG-TERM DEBT

On October 1, 1999, the Company and its lenders amended the Credit Facility, which is comprised of term loans ("Term Loans") and a revolving credit and letter of credit facility ("Revolver"), to permit the Company to sell its Exploration and Production segment, as discussed in Note C, in one or more transactions. The amendment requires the Company to use the proceeds from the sale of the Exploration and Production segment to reduce the Term Loans outstanding under the Credit Facility. At September 30, 1999, the Company had $178.6 million outstanding under the Term Loans and no outstanding borrowings under the Revolver.

In April 1999, the Company elected to reduce availability under the Revolver from $300 million to $175 million, reducing commitment fees. Based on current needs, the remaining credit capacity is expected to be sufficient to fund capital expenditures and working capital requirements.

NOTE E - OPERATING SEGMENTS

The Company's revenues are derived from three operating segments: Refining and Marketing, Marine Services and Exploration and Production. Management has identified these segments for managing operations and investing activities. The segments are organized primarily by petroleum industry classification as upstream (Exploration and Production) and downstream (Refining and Marketing, and Marine Services). These classifications represent significantly different activities with respect to investment, asset development, asset valuations, production, maintenance, supply and market distribution. The downstream businesses are organized into two segments representing (i) marketing of manufactured and purchased refined products and (ii) the product distribution and logistics services provided to the marine industry. See Note C for information on an agreement to sell substantially all of the Company's domestic exploration and production business and evaluation of value-creating opportunities for its Bolivian operations.

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

EBITDA represents earnings before extraordinary items, interest and financing costs, income taxes and depreciation, depletion and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation, depletion and amortization related to each segment.

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, property and other assets that are not directly associated with the operations of an operating segment. Segment information is as follows (in millions):

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                              -------------------       --------------------
                                                                 1999        1998          1999         1998
                                                                 ----        ----          ----         ----
                                                                                                    C>
REVENUES
 Gross operating revenues:
  Refining and Marketing. . . . . . . . . . . . . . . . .   $   838.0   $   424.7     $ 2,021.3    $   772.5
  Marine Services . . . . . . . . . . . . . . . . . . . .        55.5        28.5         104.4         90.4
  Exploration and Production -
   U.S. <F1>. . . . . . . . . . . . . . . . . . . . . . .        15.8        16.5          43.5         54.3
   Latin America. . . . . . . . . . . . . . . . . . . . .         2.9         2.8           5.5          8.8
                                                              --------    --------      --------     --------
   Total Gross Operating Revenues . . . . . . . . . . . .       912.2       472.5       2,174.7        926.0
 Other income <F1>. . . . . . . . . . . . . . . . . . . .         0.8         0.2           1.0         21.6
                                                              --------    --------      --------     --------
     Total Revenues . . . . . . . . . . . . . . . . . . .   $   913.0   $   472.7     $ 2,175.7    $   947.6
                                                              ========    ========      ========     ========

SEGMENT OPERATING PROFIT
 Refining and Marketing . . . . . . . . . . . . . . . . .   $    55.6   $    19.1     $   141.7    $    45.6
 Marine Services. . . . . . . . . . . . . . . . . . . . .         4.2         3.1           4.8          6.5
 Exploration and Production -
  U.S. <F1> . . . . . . . . . . . . . . . . . . . . . . .         6.0         5.3          13.4         41.7
  Latin America . . . . . . . . . . . . . . . . . . . . .         1.7         1.1           1.2          3.5
                                                              --------    --------      --------     --------
   Total Segment Operating Profit . . . . . . . . . . . .        67.5        28.6         161.1         97.3
 Corporate and Unallocated Costs <F2> . . . . . . . . . .       (24.0)      (14.7)        (65.7)       (53.5)
                                                              --------    --------      --------     --------
 Earnings Before Income Taxes and Extraordinary Item. . .   $    43.5   $    13.9     $    95.4    $    43.8
                                                              ========    ========      ========     ========

EBITDA
 Refining and Marketing . . . . . . . . . . . . . . . . .   $    65.1   $    27.0     $   169.0    $    60.8
 Marine Services. . . . . . . . . . . . . . . . . . . . .         4.8         3.8           6.8          8.3
 Exploration and Production -
  U.S. <F1> . . . . . . . . . . . . . . . . . . . . . . .        12.5        13.8          33.3         68.4
  Latin America . . . . . . . . . . . . . . . . . . . . .         2.4         1.9           2.7          5.5
                                                              --------    --------      --------     --------
   Total Operating Segment EBITDA . . . . . . . . . . . .        84.8        46.5         211.8        143.0
 Corporate and Unallocated <F2> . . . . . . . . . . . . .       (11.4)       (3.6)        (27.7)       (32.2)
                                                              --------    --------      --------     --------
   Total Consolidated EBITDA. . . . . . . . . . . . . . .        73.4        42.9         184.1        110.8
 Depreciation, Depletion and Amortization . . . . . . . .       (17.9)      (18.1)        (52.2)       (46.3)
 Interest and Financing Costs . . . . . . . . . . . . . .       (12.0)      (10.9)        (36.5)       (20.7)
                                                              --------    --------      --------     --------
 Earnings Before Income Taxes and Extraordinary Item. . .   $    43.5   $    13.9     $    95.4    $    43.8
                                                              ========    ========      ========     ========

DEPRECIATION, DEPLETION AND AMORTIZATION
 Refining and Marketing . . . . . . . . . . . . . . . . .   $     9.5   $     7.9     $    27.3    $    15.2
 Marine Services. . . . . . . . . . . . . . . . . . . . .         0.6         0.7           2.0          1.8
 Exploration and Production -
  U.S. <F1> . . . . . . . . . . . . . . . . . . . . . . .         6.5         8.5          19.9         26.7
  Latin America . . . . . . . . . . . . . . . . . . . . .         0.7         0.8           1.5          2.0
 Corporate. . . . . . . . . . . . . . . . . . . . . . . .         0.6         0.2           1.5          0.6
                                                              --------    --------      --------     --------
  Total Depreciation, Depletion and Amortization. . . . .   $    17.9   $    18.1     $    52.2    $    46.3
                                                              ========    ========      ========     ========

CAPITAL EXPENDITURES
 Refining and Marketing . . . . . . . . . . . . . . . . .   $    24.1   $    13.7     $    43.1    $    20.9
 Marine Services. . . . . . . . . . . . . . . . . . . . .         0.4         0.4           2.2          3.0
 Exploration and Production -
  U.S. <F1> . . . . . . . . . . . . . . . . . . . . . . .         8.4        38.0          33.1         76.5
  Latin America . . . . . . . . . . . . . . . . . . . . .         2.2        15.2          14.9         26.7
 Corporate. . . . . . . . . . . . . . . . . . . . . . . .         2.1         1.7           6.4          4.2
                                                              --------    --------      --------     --------
  Total Capital Expenditures. . . . . . . . . . . . . . .   $    37.2   $    69.0     $    99.7    $   131.3
                                                              ========    ========      ========     ========

                                                           September 30,              December 31,
                                                                1999                      1998
                                                                ----                      ----
IDENTIFIABLE ASSETS
 Refining and Marketing . . . . . . . . . . . . . . . . .   $ 1,150.1                 $ 1,077.7
 Marine Services. . . . . . . . . . . . . . . . . . . . .        82.8                      59.2
 Exploration and Production -
  U.S.. . . . . . . . . . . . . . . . . . . . . . . . . .       185.7                     175.8
  Latin America . . . . . . . . . . . . . . . . . . . . .        67.4                      58.9
 Corporate. . . . . . . . . . . . . . . . . . . . . . . .        71.3                      56.8
                                                              --------                  --------
  Total Assets  . . . . . . . . . . . . . . . . . . . . .   $ 1,557.3                 $ 1,428.4
                                                              ========                  ========


<F1> Subsequent to September 30, 1999, the Company has entered into an agreement to sell substantially all of its domestic exploration and production business.  This transaction, which is subject to certain closing conditions, is expected to occur on or about November 30, 1999.  Operating profit for the nine months ended September 30, 1998 included income from receipt of $21.3 million from an operator in the Bob West Field, representing funds no longer needed as a contingency reserve for litigation.

<F2> Corporate and unallocated costs for the nine months ended September 30, 1998 included $19.9 million (of which
     $7.9 million related to the operating segments) for special incentive compensation which was earned when the market price of the Company's common stock achieved a certain performance target in May 1998.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation and contingent loss situations, including environmental matters, arising in the ordinary course of business. The Company has made accruals in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies," in order to provide for such matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

The  Company  is  currently  involved  with  the Environmental Protection Agency
("EPA") regarding a waste disposal site near Abbeville, Louisiana and the Casmalia Disposal Site in Santa Barbara County, California. The Company has been named a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") at both sites. Although the Superfund law might impose joint and several liability upon each party at the sites, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close each site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000. The Company believes that its liability at the Casmalia Site, based on an October 1999 notification from the EPA, will not exceed $80,000.

In connection with the 1998 acquisition of the Hawaii refining and marketing operations from affiliates of The Broken Hill Proprietary Company Limited ("BHP Sellers"), the BHP Sellers and the Company executed a separate environmental agreement, whereby the BHP Sellers indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification is subject to a maximum limit of $9.5 million and expires after a period of ten years. Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP Sellers and the next $6.0 million will be shared on the basis of 75% by the BHP Sellers and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At September 30, 1999, the Company's accruals for environmental expenses amounted to $12.2 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with existing environmental laws and regulations, the Company anticipates that it will make capital improvements totaling approximately $8 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $1 million in 1999 and $2 million in 2000, with a remaining $3 million expected to be spent by 2002.

The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. Although the proposed revisions are not finalized, the Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the expected gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

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

LITIGATION

On October 1, 1998, the Attorney General for the State of Hawaii filed a lawsuit in the U.S. District Court for the District of Hawaii against thirteen oil companies, including Tesoro Petroleum Corporation and Tesoro Hawaii Corporation, alleging anti-competitive marketing practices in violation of federal and state anti-trust laws, and seeking injunctive relief and compensatory and treble damages and civil penalties against all defendants in an amount in excess of $500 million. On March 25, 1999, the Attorney General filed an amended complaint with the U.S. District Court seeking damages against all defendants for such alleged anti-competitive marketing practices in an amount in excess of $1.3 billion. The Company believes that it has not engaged in any anti-competitive activities and intends to defend this litigation accordingly. This proceeding is subject to the indemnity provision of the stock sale agreement between the BHP Sellers and the Company which provides for indemnification in excess of $2 million and not to exceed $65 million.

OTHER

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan ("Performance Plan"), which is intended to advance the best interests of the Company and its stockholders by directly targeting Company performance to align with the ninetieth percentile historical stock-price growth rate for the Company's peer group. In addition, the
Performance Plan will provide the Company's employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in the employ of the Company. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share ("First Performance Target") and $45 per share ("Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved ("Performance Period"). The Performance Plan has several tiers of awards, with the award generally determined by job level. Most eligible employees have contingent cash bonus opportunities of 25% of their annual "basic compensation" (as defined in the Performance Plan) and three executive officers have contingent awards totaling 655,000 shares of phantom stock which will be payable solely in cash. Upon achievement of the First Performance Target, one-fourth of the contingent award will be earned, with payout deferred until the end of the Performance Period. The remaining 75% will be earned only upon achievement of the Second Performance Target, with payout occurring 30 days thereafter. Employees will need to have at least one year of regular, full-time service at the time the Performance Period ends in order to be eligible for a payment. No costs will be recorded until the First Performance Target is reached. The Company estimates that it will incur costs of approximately 2% of the total aggregate increase in shareholder value if the First Performance Target is reached and will incur an additional 4% charge if the Second Performance Target is reached.

In the 1999 third quarter, the Company entered into a charter for a double-hull tanker to be used for transporting crude oil and refined products. Under the terms of the new charter, Tesoro will receive one of the new Lightship Class tankers that entered service in October 1998. The new charter, which has a three-year primary term beginning in May 2000 and two one-year options, will require future minimum annual lease payments of approximately $10 million. The new charter will save the Company approximately $5 million to $6 million annually when it replaces the Chesapeake Trader, which goes off charter to Tesoro in May 2000. Tesoro has another ship under charter, the Potomac Trader, which goes off charter to Tesoro in September 2000. Management is continuing to evaluate the Company's requirements for chartered vessels and believes that, based on current market conditions, shipping costs could be further reduced in 2000 and 2001.

NOTE G - EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effect of potentially dilutive shares, principally stock options outstanding during the period, and the maximum shares which would have been issued assuming conversion of preferred stock at the beginning of the period. The preferred stock is represented by Premium Income Equity Securities ("PIES") which will convert automatically into shares of common stock on July 1, 2001, at conversion rates ranging from 0.8455 shares to 1.0 share of common stock for each PIES, depending upon the market price of the common stock. Before July 1, 2001, each PIES is convertible at the option of the holder thereof into 0.8455 shares of common stock. The maximum conversion rate of 1.0 common share for each PIES is used in the 1999 earnings per share calculations. Earnings per share calculations are presented below (in millions except per share amounts):

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                          ------------------    -----------------
                                                              1999     1998       1999     1998
                                                              ----     ----       ----     ----
BASIC:
 Numerator:
  Earnings before extraordinary item . . . . . . . . . . .  $ 25.3   $  7.8     $ 58.1   $ 24.7
  Extraordinary loss on extinguishment of debt, after tax.      -        -          -      (4.6)
                                                             -----    ------     ------   ------
  Net earnings . . . . . . . . . . . . . . . . . . . . . .    25.3      7.8       58.1     20.1
  Less dividends on preferred stock. . . . . . . . . . . .     3.0      3.0        9.0      3.0
                                                             -----    ------     ------   ------
  Net earnings applicable to common shares . . . . . . . .  $ 22.3   $  4.8     $ 49.1   $ 17.1
                                                             =====    ======     ======   ======

 Denominator:
  Weighted average common shares outstanding . . . . . . .    32.4     32.3       32.4     28.4
                                                             =====    ======     ======   ======

 Basic Earnings Per Share:
  Before extraordinary item. . . . . . . . . . . . . . . .  $ 0.69   $ 0.15     $ 1.52   $ 0.77
  Extraordinary loss, aftertax . . . . . . . . . . . . . .      -        -          -     (0.17)
                                                             -----    ------     ------   ------
  Net. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.69   $ 0.15     $ 1.52   $ 0.60
                                                             =====    ======     ======   ======
DILUTED:
 Numerator:
  Net earnings applicable to common shares . . . . . . . .  $ 22.3   $  4.8     $ 49.1   $ 17.1
  Plus earnings impact of assumed conversion of
   preferred stock (only if dilutive). . . . . . . . . . .     3.0       -         9.0       -
                                                             -----    ------     ------   ------
  Net earnings applicable to common shares . . . . . . . .  $ 25.3   $  4.8     $ 58.1   $ 17.1
                                                             =====    ======     ======   ======

 Denominator:
  Weighted average common shares outstanding . . . . . . .    32.4     32.3       32.4     28.4
  Add potentially dilutive securities:
   Incremental dilutive shares from assumed exercise
     of stock options and other (only if dilutive) . . . .     0.6      0.6        0.4      0.6
   Incremental dilutive shares from assumed conversion
     of preferred stock (only if dilutive) . . . . . . . .    10.3       -        10.3       -
                                                             -----    ------     ------   ------
  Total diluted shares . . . . . . . . . . . . . . . . . .    43.3     32.9       43.1     29.0
                                                             =====    ======     ======   ======

 Diluted Earnings Per Share:
  Before extraordinary item. . . . . . . . . . . . . . . .  $ 0.58   $ 0.15   $   1.35   $ 0.76
  Extraordinary loss, aftertax . . . . . . . . . . . . . .      -        -          -     (0.17)
                                                             -----    ------     ------   ------
  Net. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.58   $ 0.15   $   1.35   $ 0.59
                                                             =====    ======     ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 29 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

OVERVIEW

The Company's strategy is to (i) maximize earnings, cash flows and return on capital employed and increase its competitiveness by reducing costs, increasing efficiencies and optimizing existing assets and (ii) expand its overall market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is further improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. In the Exploration and Production segment, the strategy focuses on generating and operating exploration projects in an effort to diversify its oil and gas reserve base.

As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures in all its segments. Through redeployment of capital, the Company believes it will create new shareholder value. In May 1999, the Company announced that its Board of Directors had approved seeking alternative value-creating opportunities, including a spin-off, trade, sale and other options, for its Exploration and Production segment. Both the Refining and Marketing and Exploration and Production segments have growth opportunities which require additional investment. Given the Company's strategic objectives and its desire to improve financial flexibility, management believes that it would not be able to prudently fund all these opportunities.

In this regard, in October 1999, the Company entered into a definitive agreement to sell substantially all of its domestic exploration and production business to EEX Corporation at a cash sales price of $216 million. Under the terms of the agreement, the transaction will be structured as a stock sale. This transaction, which is subject to certain closing conditions, is expected to occur on or about November 30, 1999. The sales price will be adjusted for transaction costs and certain purchase price adjustments for business activity that occurs between July 1, 1999 and closing. Net after-tax cash proceeds are estimated to be $170 million. The total impact of the domestic exploration and production divestment is expected to contribute approximately $0.60 per share to the Company's earnings on an after-tax diluted basis during the last half of 1999. This includes approximately $0.45 per diluted share for a gain from the sale expected in the 1999 fourth quarter and $0.08 and $0.07 per diluted share for domestic exploration and production operations during the 1999 third and fourth quarters, respectively. Proceeds from this sale are expected to be used to reduce Tesoro's term loans under its senior credit facility, which would decrease the Company's debt-to-capitalization ratio to approximately 35%. The Company is continuing to evaluate value-creating opportunities for its exploration and production operations in Bolivia.

As part of its acquisition strategy, the Company acquired refining and marketing assets in Hawaii in May 1998 and acquired a Washington refinery and related assets in August 1998. These acquisitions have significantly increased Tesoro's historical annual revenues and the scope of its Refining and Marketing operations. The acquisitions have positioned Tesoro to participate actively in the atypical market conditions experienced on the U.S. West Coast which contributed significantly to profitability in the 1999 second quarter and first half of the 1999 third quarter. Management believes that, in the first nine months of 1999, the Company has generated synergies among the three refineries of approximately $25 million and added approximately $1.60 per diluted share to consolidated earnings from the acquisitions. Management estimates that it has realized through September 30, 1999 an actual aftertax annualized investment return on the acquisitions of approximately 13%. The Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

SUMMARY

Tesoro's net earnings were $25.3 million ($0.69 per basic share, $0.58 per diluted share) for the three months ended September 30, 1999 ("1999 Quarter"), compared with net earnings of $7.8 million ($0.15 per basic and diluted share) for the three months ended September 30, 1998 ("1998 Quarter"). For the year-to-date periods, net earnings were $58.1 million ($1.52 per basic share, $1.35 per diluted share) for the nine months ended September 30, 1999 ("1999 Period"), compared with $20.1 million ($0.60 per basic share, $0.59 per diluted share) for the nine months ended September 30, 1998 ("1998 Period").

The improvement in 1999 earnings was due to higher operating profit from the Company's Refining and Marketing segment. Increased throughput and sales volumes from operations acquired in mid-1998, refinery efficiency and reliability, and profits from purchasing and selling products manufactured by others contributed to the Refining and Marketing results. Partially offsetting these improvements were increased general and administrative expenses and interest and financing costs. On a per share basis, net earnings for the 1999 Period were impacted by the issuance of preferred stock and additional shares of common stock in mid-1998.

Significant items which occurred in 1998 and affect the comparability with 1999 are highlighted in the table below (in millions, except per share amounts):

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                          ------------------    -----------------
                                                             1999     1998         1999     1998
                                                             ----     ----         ----     ----

Net Earnings as Reported . . . . . . . . . . . . . . . .  $  25.3  $   7.8      $  58.1  $  20.1
Extraordinary Loss on Debt Extinguishment, Net of
 Income Tax Benefit. . . . . . . . . . . . . . . . . . .       -        -            -       4.6
                                                            ------   ------       ------   ------
Earnings Before Extraordinary Item . . . . . . . . . . .     25.3      7.8         58.1     24.7
                                                            ------   ------       ------   ------
Significant Items Affecting Comparability, Pretax:
 Income from receipt of contingency funds from an
   operator. . . . . . . . . . . . . . . . . . . . . . .       -        -            -      21.3
 Charge for special incentive compensation . . . . . . .       -        -            -     (19.9)
                                                            ------   ------       ------   ------
  Total Significant Items, Pretax. . . . . . . . . . . .       -        -            -       1.4
  Income Tax Effect. . . . . . . . . . . . . . . . . . .       -        -            -       0.5
                                                            ------   ------       ------   ------
  Total Significant Items, Aftertax. . . . . . . . . . .       -        -            -       0.9
                                                            ------   ------       ------   ------
Net Earnings Excluding Significant Items and
 Extraordinary Item. . . . . . . . . . . . . . . . . . .     25.3      7.8         58.1     23.8
Preferred Dividend Requirements. . . . . . . . . . . . .      3.0      3.0          9.0      3.0
                                                            ------   ------       ------   ------
Net Earnings Applicable to Common Stock, Excluding
 Significant Items and Extraordinary Item. . . . . . . .  $  22.3  $   4.8      $  49.1  $  20.8
                                                            ======   ======       ======   ======

Earnings Per Share - Basic:
 As reported . . . . . . . . . . . . . . . . . . . . . .  $  0.69  $  0.15      $  1.52  $  0.60
 Extraordinary loss. . . . . . . . . . . . . . . . . . .       -        -            -     (0.17)
 Effect of other significant items . . . . . . . . . . .       -        -            -      0.04
                                                            ------   ------       ------   ------
 Excluding significant items and extraordinary item. . .  $  0.69  $  0.15      $  1.52  $  0.73
                                                            ======   ======       ======   ======

Earnings Per Share - Diluted:
 As reported . . . . . . . . . . . . . . . . . . . . . .  $  0.58  $  0.15      $  1.35  $  0.59
 Extraordinary loss. . . . . . . . . . . . . . . . . . .       -        -            -     (0.17)
 Effect of other significant items . . . . . . . . . . .       -        -            -      0.04
                                                            ------   ------       ------   ------
 Excluding significant items and extraordinary item. . .  $  0.58  $  0.15      $  1.35  $  0.72
                                                            ======   ======       ======   ======

A discussion and analysis of the factors contributing to the Company's results of operations are presented below.

REFINING AND MARKETING

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                                ------------------       -------------------
(Dollars in millions except per barrel amounts)                   1999        1998          1999        1998
                                                                  ----        ----          ----        ----

Gross Operating Revenues:
 Refined products. . . . . . . . . . . . . . . . . . . . . .   $  820.0    $  406.2     $ 1,970.0    $  713.8
 Other, primarily crude oil resales and merchandise. . . . .       18.0        18.5          51.3        58.7
                                                                -------     -------      --------     -------
  Gross Operating Revenues . . . . . . . . . . . . . . . . .   $  838.0    $  424.7     $ 2,021.3    $  772.5
                                                                =======     =======      ========     =======

Segment Operating Profit:
 Gross margin:
  Refinery <F1>. . . . . . . . . . . . . . . . . . . . . . .   $  142.0    $   99.3     $   405.0    $  182.4
  Non-refinery <F2>. . . . . . . . . . . . . . . . . . . . .       23.3         4.3          54.2        15.0
                                                                -------     -------      --------     -------
   Total gross margins . . . . . . . . . . . . . . . . . . .      165.3       103.6         459.2       197.4
 Operating expenses and other. . . . . . . . . . . . . . . .      100.2        76.6         290.2       136.6
 Depreciation and amortization . . . . . . . . . . . . . . .        9.5         7.9          27.3        15.2
                                                                -------     -------      --------     -------
  Segment Operating Profit . . . . . . . . . . . . . . . . .   $   55.6    $   19.1     $   141.7    $   45.6
                                                                =======     =======      ========     =======

Total Refinery System Throughput (thousands of barrels
  per day) <F3>. . . . . . . . . . . . . . . . . . . . . . .      245.6       210.0         242.4       116.4
                                                                =======     =======      ========     =======

Refined Products Manufactured (thousands of barrels
  per day) <F3>:
   Gasoline and gasoline blendstocks . . . . . . . . . . . .      101.5        72.4          96.8        36.3
   Jet fuel. . . . . . . . . . . . . . . . . . . . . . . . .       60.1        53.4          60.3        33.6
   Diesel fuel . . . . . . . . . . . . . . . . . . . . . . .       37.0        29.9          34.6        14.6
   Heavy oils and residual products. . . . . . . . . . . . .       40.8        48.3          43.5        29.1
   Other, including synthetic natural gas and liquefied
    petroleum gas. . . . . . . . . . . . . . . . . . . . . .       15.9        13.4          17.4         6.6
                                                                -------     -------      --------     -------
    Total Refined Products Manufactured. . . . . . . . . . .      255.3       217.4         252.6       120.2
                                                                =======     =======      ========     =======

Refinery Product Spread ($/barrel) . . . . . . . . . . . . .   $   6.27    $   5.14     $    6.12    $   5.74
                                                                =======     =======      ========     =======

Segment Product Sales (thousands of barrels per day)<F3><F4>:
 Gasoline and gasoline blendstocks . . . . . . . . . . . . .      130.5        76.0         126.1        40.0
 Jet fuel. . . . . . . . . . . . . . . . . . . . . . . . . .       81.0        62.3          75.3        37.5
 Diesel fuel . . . . . . . . . . . . . . . . . . . . . . . .       53.9        33.1          46.3        20.1
 Heavy oils, residual products and other . . . . . . . . . .       41.9        55.6          50.5        34.5
                                                                -------     -------      --------     -------
  Total Product Sales. . . . . . . . . . . . . . . . . . . .      307.3       227.0         298.2       132.1
                                                                =======     =======      ========     =======

Segment Gross Margins on Product  Sales ($/barrel) <F5>:
 Average sales price . . . . . . . . . . . . . . . . . . . .   $  29.00    $  19.45     $   24.20    $  19.79
 Average costs of sales. . . . . . . . . . . . . . . . . . .      23.37       14.82         18.76       14.72
                                                                -------     -------      --------     -------
  Gross Margin . . . . . . . . . . . . . . . . . . . . . . .   $   5.63    $   4.63     $    5.44    $   5.07
                                                                =======     =======      ========     =======

<F1>  Represents throughput at the Company's refineries times refinery product spread.
<F2>  Non-refinery margin includes  merchandise  margins,  margins  on  products  purchased  and resold, and adjustments due to selling a volume  and  mix  of  product  that  is  different  than  actual  volumes manufactured.
<F3>  Volumes  for 1998 include amounts from the Hawaii operations (acquired in May 1998) and the Washington refinery (acquired in August 1998) averaged over the periods presented.
<F4>  Sources of total product sales include  products  manufactured  at the refineries, products drawn from inventory balances and products purchased from third parties.
<F5>  Gross margins on total product sales include margins on sales of manufactured and  purchased  products and the effects of inventory changes.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit for the Company's Refining and Marketing operations was $55.6 million in the 1999 Quarter, an increase of $36.5 million from segment operating profit of $19.1 million in the 1998 Quarter. The improvement in results from Refining and Marketing was primarily due to the combined effects of higher throughput and sales volumes and improved product margins. Sales volumes increased due to the activity of the Washington refinery acquired in August 1998 and additional sales of product, either purchased from third parties or from inventory stock, to supply U.S. West Coast markets. The Company's system-wide refinery throughput for the 1999 Quarter averaged 245,600 barrels per day, an increase of 35,600 barrels per day over the 1998 Quarter which only included two months of operations for the Washington refinery. The Company's refinery margin increased to $6.27 per barrel in the 1999 Quarter, compared to $5.14 per barrel in the 1998 Quarter, primarily due to strong West Coast margins during July and the first part of August 1999. Refining margins during this period were strong in the western U.S. due to seasonal demand, product supply disruptions caused by operating problems at other refineries, and a rupture of the major refined products pipeline which serves the Pacific Northwest region. During September 1999, however, West Coast refining margins fell to below normal levels as product supplies increased and crude oil prices escalated.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 1999 Quarter, compared to the 1998 Quarter, primarily due to the higher sales volumes related to the Washington refinery acquisition and higher product prices. The decline in other revenues was primarily due to crude oil resales in the 1998 Quarter with no comparable sales in the 1999 Quarter. The increase in costs of sales reflected increased prices for refinery feedstock, the higher volumes associated with the acquisition and higher purchased product volumes.

Aggregate refinery gross margin increased to $142.0 million in the 1999 Quarter due to the higher throughput volumes and an increase in average refinery product spread per barrel. Non-refinery margins increased to $23.3 million in the 1999 Quarter due primarily to refined product sales in excess of refinery production and higher sales of purchased products. Included in the 1999 Quarter non-refinery margin was approximately $11 million generated by marketing purchased refined products, compared to $1 million in the 1998 Quarter. Operating expenses and depreciation and amortization increased primarily due to the Washington acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit for the Company's Refining and Marketing operations was $141.7 million in the 1999 Period, an increase of $96.1 million from segment operating profit of $45.6 million in the 1998 Period. This increase was primarily due to the operating results from the Hawaii and Washington refineries acquired in mid-1998 and stronger than normal market conditions on the West Coast during the 1999 second quarter and first half of the 1999 third quarter. Refining margins during this period were strong in the western U.S. due to seasonal demand, product supply disruptions caused by operating problems at other refineries, and a rupture of the major refined products pipeline which serves the Pacific Northwest region.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 1999 Period, primarily due to the higher sales volumes from the acquisitions and higher product prices. During the 1999 Period, sales from the Company's 63 retail stations in Alaska and Hawaii contributed average monthly fuel volumes of approximately 130,000 gallons per station and average monthly merchandise sales of approximately $66,000 per station. Other revenues included higher retail merchandise sales, primarily from the Hawaii acquisition, offset by lower crude oil resales. The increase in costs of sales reflected higher volumes associated with the acquisitions, increased prices for feedstock and higher purchased product volumes.

Overall refinery gross margin increased to $405.0 million in the 1999 Period due to the higher throughput volumes and an increase in average refinery product spread per barrel to $6.12 in the 1999 Period compared to $5.74 per barrel in the 1998 Period. Margins from non-refinery activities increased to $54.2 million in the 1999 Period due primarily to higher sales of purchased product and increased merchandise sales. Included in non-refinery margin was approximately $29 million from sales of purchased refined products, compared to $3 million in the prior-year period. Operating expenses and depreciation and amortization also increased primarily due to the acquisitions.

The Refining and Marketing segment benefited during the 1999 Period from Tesoro's focus on manufacturing efficiency and reliability, as well as marketing flexibility. Throughput for the Company's refinery-system averaged 242,400 barrels per day during the 1999 Period and was supplied 38% from foreign sources, 29% from Alaska's North Slope, 19% from Canada, 13% from Alaska's Cook Inlet and 1% from other sources.

OUTLOOK AND OTHER FACTORS. During the 1999 Quarter, the Company maintained a flexible supply of crude oils and other feedstocks, focused on manufacturing and distribution costs and operated the refineries at economic rates, which all contributed to the improvement in operating profit. Margins, however, in the latter half of the 1999 Quarter, were adversely impacted as industry refining capacity on the West Coast came back on-line, refined product imports into the West Cost continued and crude costs escalated. The Company's refinery product spread, which averaged approximately $8.07 per barrel in the month of July 1999 and $7.16 per barrel in the month of August 1999, dropped precipitously to approximately $3.38 per barrel in the month of September 1999. Management believes that the impact of product seasonality, a scheduled turnaround at the Company's Washington refinery and continuing high crude oil prices could cause the Company's product margins to remain at low levels during the 1999 fourth quarter. Management estimates that the Company's refinery product spread averaged $4.50 to $5.00 per barrel during October 1999. Market conditions and other additional factors that are beyond the control of the Company will continue to influence, either positively or negatively, the future profitability of the Refining and Marketing segment.

The scheduled turnaround at the Washington refinery involves normal maintenance of the crude distillation and catalytic reformer unit for approximately 25 days during the 1999 fourth quarter. Also, during the 1999 fourth quarter, the Company is completing the installation of a distillate treater at the Washington refinery which will enable the refinery to increase its production of low-sulfur diesel fuel and jet fuel. Management estimates that the distillate treater installation, together with licensing fees and supporting infrastructure, will cost approximately $13 million and will be completed by year-end 1999. The
Company  has  spent  approximately  $5  million  for  the  installation  through
September 30, 1999. Management believes that the distillate treater installation will have a payback period of approximately two years, beginning in 2000.

In the 1999 third quarter, the Company entered into a charter for a double-hull tanker to be used for transporting crude oil and refined products. Under the terms of the new charter, Tesoro will receive one of the new Lightship Class tankers that entered service in October 1998. The new charter, which has a three-year primary term beginning in May 2000 and two one-year options, will require future minimum annual lease payments of approximately $10 million. The new charter will save the Company approximately $5 million to $6 million annually when it replaces the Chesapeake Trader, which goes off charter to Tesoro in May 2000. Tesoro has another ship under charter, the Potomac Trader, which goes off charter to Tesoro in September 2000. Management is continuing to evaluate the Company's requirements for chartered vessels and believes that, based on current market conditions, shipping costs could be further reduced in 2000 and 2001.

For the year 2000, management projects that its refinery-system throughput will average approximately 260,000 barrels per day and refined products manufactured will average 270,000 barrels per day. One maintenance turnaround is scheduled in 2000 for the hydrocracker and catalytic reformer at the Hawaii refinery. Feedstock for the refineries is expected to consist of approximately 42% from foreign sources, 25% from the Alaska's North Slope, 15% from Canada, 12% from Alaska's Cook Inlet and 6% from other sources. The Company's refinery-system yield is expected to consist of approximately 36% gasoline, 26% jet fuel, 15% diesel fuel and 23% heavy oils and other during 2000.

MARINE SERVICES

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     -----------------
(Dollars in millions)                    1999       1998       1999        1998
                                         ----       ----       ----        ----

Gross Operating Revenues:
 Fuels . . . . . . . . . . . . . . .  $  48.8    $  21.4    $  86.3     $  69.7
 Lubricants and other. . . . . . . .      3.4        4.0       10.2        11.9
 Services. . . . . . . . . . . . . .      3.3        3.1        7.9         8.8
                                        -----      -----      -----       -----
  Gross Operating Revenues . . . . .     55.5       28.5      104.4        90.4
Costs of Sales . . . . . . . . . . .     41.4       17.8       73.4        60.8
                                        -----      -----      -----       -----
  Gross Profit . . . . . . . . . . .     14.1       10.7       31.0        29.6
Operating Expenses and Other . . . .      9.3        6.9       24.2        21.3
Depreciation and Amortization. . . .      0.6        0.7        2.0         1.8
                                        -----      -----      -----       -----
 Segment Operating Profit. . . . . .  $   4.2    $   3.1    $   4.8     $   6.5
                                        =====      =====      =====       =====

Sales Volumes (millions of gallons):
 Fuels, primarily diesel . . . . . .     95.9       43.8      177.9       135.3
 Lubricants. . . . . . . . . . . . .      0.5        0.5        1.5         1.7

Effective June 17, 1999, the Company purchased the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC. The purchase, which included inventory and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, expanded the Marine Services segment's presence on the West Coast. Results from these operations, which have been included in Tesoro's Marine Services results since the date of purchase, contributed $23 million and $26 million to revenues during the 1999 Quarter and 1999 Period, respectively, and added 54 million and 61 million gallons to sales volumes during the 1999 Quarter and 1999 Period, respectively. The increase in operating expenses and other during the 1999 Quarter and 1999 Period also reflected the additional West Coast operations. The $1.1 million improvement in segment operating profit during the 1999 Quarter was largely attributable to these West Coast operations which benefited from low costs of sales during a period of rising prices. Management believes that the new West Coast operations will continue to be accretive to earnings and add approximately $0.5 million to future quarterly segment operating profit.

Excluding the impact of the new West Coast operations, revenues would have increased by $4.0 million and segment operating profit would have declined by $0.3 million in the 1999 Quarter as compared with the 1998 Quarter. This quarterly increase in revenues was primarily due to higher spot fuel prices, while the decline in segment operating profit was mainly due to lower fuel sales volumes and other product margins. On a nine-month basis, excluding the impact of the new West Coast operations, revenues and segment operating profit would have declined by $12 million and $3.3 million, respectively, during the 1999 Period as compared with the 1998 Period mainly due to lower fuel sales volumes, other product margins and service revenues. The Marine Services operations in the Gulf of Mexico, which are largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the Gulf, were negatively impacted by the low level of drilling activity during the 1999 Period. However, the business climate improved during the 1999 Quarter with the number of drilling rigs served by Tesoro's terminals increasing to a high of 33 as compared to eight in March 1999.

EXPLORATION AND PRODUCTION

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                               ------------------       -----------------
(Dollars in millions except per unit amounts)                     1999       1998         1999       1998
                                                                  ----       ----         ----       ----

U.S. <F1>:
  Gross operating revenues . . . . . . . . . . . . . . . . .   $  15.8    $  16.5      $  43.5    $  54.3
  Other income (expense) . . . . . . . . . . . . . . . . . .       0.1         -          (0.5)      22.3
  Production costs . . . . . . . . . . . . . . . . . . . . .       2.6        2.3          7.7        6.8
  Administrative support and other operating expenses. . . .       0.8        0.4          2.0        1.4
  Depreciation, depletion and amortization . . . . . . . . .       6.5        8.5         19.9       26.7
                                                                 ------     ------       ------     ------
  Segment Operating Profit - U.S.. . . . . . . . . . . . . .       6.0        5.3         13.4       41.7
                                                                 ------     ------       ------     ------

LATIN AMERICA:
 Gross operating revenues. . . . . . . . . . . . . . . . . .       2.9        2.8          5.5        8.8
 Other income (expense). . . . . . . . . . . . . . . . . . .       0.4         -           0.4       (0.5)
 Production costs. . . . . . . . . . . . . . . . . . . . . .       0.2        0.3          0.9        0.8
 Administrative support and other operating expenses . . . .       0.7        0.6          2.3        2.0
 Depreciation, depletion and amortization. . . . . . . . . .       0.7        0.8          1.5        2.0
                                                                 ------     ------       ------     ------
  Segment Operating Profit - Latin America . . . . . . . . .       1.7        1.1          1.2        3.5
                                                                 ------     ------       ------     ------

Total Segment Operating Profit - Exploration and Production.   $   7.7    $   6.4      $  14.6    $  45.2
                                                                 ======     ======       ======     ======

U.S.:
 Average Daily Net Production:
  Natural gas (million cubic feet, "MMcf") . . . . . . . . .      72.8       83.6         74.9       91.9
  Oil (thousand barrels) . . . . . . . . . . . . . . . . . .       0.6        0.2          0.6        0.2
   Total (million cubic feet equivalent, "MMcfe"). . . . . .      76.3       85.0         78.2       93.2
 Average Prices:
  Natural gas ($/thousand cubic feet, "Mcf") <F2>. . . . . .   $  2.11    $  2.02      $  1.92    $  2.03
  Oil ($/barrel) . . . . . . . . . . . . . . . . . . . . . .   $ 19.89    $ 11.07      $ 15.96    $ 12.46
 Average Operating Expenses ($/thousand cubic feet
    equivalent, "Mcfe"):
  Lease operating expenses . . . . . . . . . . . . . . . . .   $  0.29    $  0.27      $  0.30    $  0.23
  Severance taxes. . . . . . . . . . . . . . . . . . . . . .      0.09       0.03         0.06       0.04
                                                                 ------     ------       ------     ------
   Total production costs. . . . . . . . . . . . . . . . . .      0.38       0.30         0.36       0.27
  Administrative support and other . . . . . . . . . . . . .      0.09       0.06         0.09       0.05
                                                                 ------     ------       ------     ------
   Total Operating Expenses. . . . . . . . . . . . . . . . .   $  0.47    $  0.36      $  0.45    $  0.32
                                                                 ======     ======       ======     ======
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . .   $  0.90    $  1.07      $  0.90    $  1.03
                                                                 ======     ======       ======     ======

LATIN AMERICA:
 Average Daily Net Production:
  Natural gas (MMcf) . . . . . . . . . . . . . . . . . . . .      24.4       31.9         16.3       27.1
  Condensate (thousand barrels). . . . . . . . . . . . . . .       0.6        0.6          0.5        0.7
   Total (MMcfe) . . . . . . . . . . . . . . . . . . . . . .      28.0       35.8         19.1       31.4
 Average Prices:
  Natural gas ($/Mcf). . . . . . . . . . . . . . . . . . . .   $  0.72    $  0.76      $  0.76    $  0.84
  Condensate ($/barrel). . . . . . . . . . . . . . . . . . .   $ 20.35    $ 11.47      $ 16.64    $ 12.83
 Average Operating Expenses ($/Mcfe):
  Production costs . . . . . . . . . . . . . . . . . . . . .   $  0.07    $  0.07      $  0.17    $  0.09
  Administrative support and other . . . . . . . . . . . . .      0.21       0.22         0.36       0.25
                                                                 ------     ------       ------     ------
   Total Operating Expenses. . . . . . . . . . . . . . . . .   $  0.28    $  0.29      $  0.53    $  0.34
                                                                 ======     ======       ======     ======
 Depletion ($/Mcfe). . . . . . . . . . . . . . . . . . . . .   $  0.27    $  0.22      $  0.27    $  0.22
                                                                 ======     ======       ======     ======

<F1>  Represents the Company's U.S. oil and gas operations combined with gas transportation activities.
<F2>  Includes effects of commodity price agreements which amounted to a loss of $0.28 per Mcf and a  gain of $0.09 per Mcf for the three months ended September 30, 1999 and 1998, respectively, and a loss of
      $0.08  per Mcf and a gain of $0.03 per Mcf during the nine months ended September 30, 1999 and 1998, respectively.

U.S.

See Note C of Notes to Condensed Consolidated Financial Statements for information on an agreement to sell substantially all of the Company's domestic exploration and production business which is expected to close on or about November 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit from the Company's U.S. exploration and production operations was $6.0 million in the 1999 Quarter compared with $5.3 million in the 1998 Quarter. The Company's U.S. net production volumes decreased approximately 10% to 76.3 MMcfe per day in the 1999 Quarter, compared to 85.0 MMcfe per day in the 1998 Quarter, primarily due to Bob West Field production which declined approximately 11.5 MMcfe per day. Production from other fields increased as three significant discoveries made in Texas during the 1999 second quarter increased production levels for the later half of the year.

Gross operating revenues from the Company's U.S. operations decreased by $0.7 million due to the lower production, partially offset by a 4% increase in natural gas prices to $2.11 per Mcf in the 1999 Quarter from $2.02 per Mcf in the 1998 Quarter. Net production costs per Mcfe increased to $0.38 from $0.30 primarily due to decreased production volumes. Depreciation, depletion and amortization decreased by $2.0 million, or 24%, due to lower volumes and a reduced depletion rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit from the Company's U.S. exploration and production operations was $13.4 million in the 1999 Period compared with $41.7 million in the 1998 Period. The 1998 Period benefited from receipt of $21.3 million from an operator in the Bob West Field, representing funds no longer needed as a contingency reserve for litigation. Excluding the $21.3 million receipt from the 1998 Period, segment operating profit decreased by $7.0 million during the 1999 Period. This decrease was primarily due to lower natural gas prices and lower production volumes. The Company's U.S. net production volumes decreased 16% to 78.2 MMcfe per day in the 1999 Period, compared to 93.2 MMcfe per day in the 1998 Period, primarily due to declines in the Bob West Field and, to a lesser extent, to lower capital spending in other fields.

Gross operating revenues from the Company's U.S. operations decreased by $10.8 million due to lower production and a 5% decline in natural gas prices to $1.92 per Mcf in the 1999 Period compared to $2.03 per Mcf in the 1998 Period. Net production costs per Mcfe increased to $0.36 from $0.27 primarily due to decreased volumes. Depreciation, depletion and amortization decreased by $6.8 million, or 25%, due to lower volumes and a reduced depletion rate. The depletion rate was reduced in part by the fourth quarter 1998 ceiling test write-down of capitalized costs and in part by reserve additions during the 1999 Period.

For information related to natural gas commodity price agreements, see Item 3 contained herein.

LATIN AMERICA

The take-or-pay contract ("Argentina Contract") between Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), a Bolivian government agency, and YPF, a publicly-held company based in Argentina, expired on August 31, 1999. The Company's sale of natural gas production in Bolivia had been based on the volume and pricing terms in the Argentina Contract. Since September 1999, all of the Company's Bolivian natural gas production has been sent to Brazil through a new, third-party pipeline which began operations in July 1999 and provides access to potentially larger gas-consuming markets. These pipeline sales are governed by a 20-year take-or-pay contract ("Brazil Contract") between YPFB and Petroleo Brasileiro, S.A. ("Petrobras"). Under the Brazil Contract, the Company had a preferential right to deliver 22.8% of the first 200 MMcf per day sold under the Brazil Contract. The second tranche allocation was recently determined by YPFB which increased Tesoro's allocated share of production by 5 MMcf per day to a total of 51 MMcf per day. Although the new Bolivia-to-Brazil pipeline creates the potential for increased Tesoro gas sales, management believes that the Company's Bolivian production in the 1999 fourth quarter will be significantly below its allocated amount due to low Brazilian summer demand.

The Company is continuing to evaluate value-creating opportunities for its exploration and production operations in Bolivia (see Note C of Notes to Condensed Consolidated Financial Statements).

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit from the Company's Latin American operations was $1.7 million, compared with $1.1 million in the 1998 Quarter. This increase in segment operating profit included benefits from a royalty reclassification, under provisions of Bolivia's Hydrocarbon Laws, of Tesoro's production for certain prior periods. Revenues increased during the 1999 Quarter primarily due to higher crude oil prices, offset by lower production volumes and lower natural gas prices. Bolivian natural gas prices, which are contractually indexed to certain posted fuel oil prices, decreased to $0.72 per Mcf in the 1999 Quarter from $0.76 per Mcf in the 1998 Quarter. Net production volumes decreased 22% to
28.0 MMcfe per day, from 35.8 MMcfe per day, primarily due to the transition from Argentine markets to Brazilian markets. Compared to the first half of 1999, however, production volumes in the 1999 Quarter reflected a significant increase. Lower production in the first half of 1999 resulted in an imbalance in the take-or-pay contract with YPFB, which was made up during the 1999 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998. Segment operating profit from the Company's Latin American operations was $1.2 million, compared with $3.5 million in the 1998 Period. This decrease in segment operating profit was due to lower production and natural gas prices. Bolivian natural gas prices fell approximately 10% to $0.76 per Mcf in the 1999 Period from $0.84 per Mcf in the 1998 Period. As discussed above, net production volumes decreased 39% from 31.4 MMcfe per day to 19.1 MMcfe per day.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $3.5 million and $11.6 million during the 1999 Quarter and 1999 Period, respectively. These increases were primarily due to costs of implementing an integrated enterprise-wide software system, together with higher employee costs associated with organizational development and growth.

INTEREST AND FINANCING COSTS

Interest and financing costs increased by $1.1 million and $15.8 million during the 1999 Quarter and 1999 Period, respectively. These increases primarily reflected the higher debt levels which funded the 1998 Hawaii and Washington acquisitions.

OTHER EXPENSE

The $3.5 million increase in other expense over the prior year quarter was primarily due to a provision for legal costs recorded in the 1999 Quarter. On a nine-month basis, other expense decreased by $16.6 million primarily due to a charge of $19.9 million for special incentive compensation (of which $7.9 million related to operating segment employees) recorded in the 1998 Period, partly offset by the provision for legal costs in the 1999 Period.

INCOME TAX PROVISION

The increase of $12.1 million in the income tax provision in the 1999 Quarter, compared with the 1998 Quarter, reflected the increase in pretax earnings, primarily from the Refining and Marketing segment. Similarly, the income tax provision increased $18.2 million to $37.3 million in the 1999 Period due to the Company's higher consolidated earnings partially offset by reduced foreign taxes due to lower Bolivian natural gas production.

In response to low product prices, the Bolivian government has given the Company approval to produce "new hydrocarbons" in place of "existing hydrocarbons" (as defined by the Hydrocarbon Law) for gross volumes over 20 MMcf per day through the end of 1999. "New hydrocarbons" are subject to a combined royalty and tax rate of 18% while "existing hydrocarbons" are subject to a combined royalty and tax rate of 60%. Although this change will have a favorable effect on Bolivia tax rates, it is not expected to have a material effect on the Company's consolidated income tax provision in 1999.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash flows from operations and borrowing availability under a revolving line of credit. Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend payments. Based upon current needs, management believes that the available capital resources will be adequate to meet its capital requirements.

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

CAPITAL SPENDING

During the first nine months of 1999, the Company's capital expenditures totaled $100 million which were financed primarily with internally-generated cash flows. Capital expenditures for the Exploration and Production segment were approximately $48 million, including $33 million for U.S. operations and $15 million for Bolivia operations. During the 1999 Period, the Company participated in drilling 17 exploratory wells (twelve completed) and eight developments wells (five completed) in the U.S. and one exploratory well in Bolivia which was completed. Capital improvements for the Refining and Marketing segment in the 1999 Period totaled $43 million, which included the acquisition of a terminal in Alaska and various refinery and retail gas station projects. Other capital spending during the 1999 Period was primarily related to the implementation of the integrated enterprise-wide system and purchase of the West Coast marine fuel operations.

The Company's capital spending is under continuing review, considering requirements and business conditions in each operating segment. Although capital expenditures for the year 1999 had been projected at $170 million, actual expenditures will be less due to a number of factors. The Company expects to spend approximately $48 million for capital projects during the fourth quarter of 1999, which include the costs for exploration and production activities, refining and marketing projects and implementation of the integrated enterprise-wide system. These capital expenditures are expected to be funded primarily with cash flows from operations supplemented with borrowings, if necessary, under the Company's revolving credit facility.

For the year 2000, management estimates that its capital spending program will range between $80 million and $90 million, primarily for refinery improvements and retail marketing expansion, and will be funded with internally-generated cash flows from operations. Management estimates that the return on investment will range from 15% to 20% for retail capital expenditures and 25% to 50% for manufacturing capital expenditures.

CREDIT ARRANGEMENTS AND CAPITAL STRUCTURE

Significant changes in the Company's credit arrangements and improvements in its capital structure since the 1998 year-end are highlighted below:

 . Under the Senior Credit Facility ("Credit Facility"), the Company repaid $61 million net under the revolving credit and letter of credit facility ("Revolver") and borrowed an additional $29 million net under term loans ("Term Loans") during the 1999 Period.

 . In April 1999, the Company reduced commitments under the Revolver from $300 million to $175 million.

On October 1, 1999, the Company and its lenders amended the Credit Facility to permit the Company to sell its Exploration and Production segment in one or more transactions. The amendment requires the Company to use the proceeds from the sale of the Exploration and Production segment to reduce the Term Loans outstanding under the Credit Facility. See Note C of Notes to Condensed Consolidated Financial Statements for further information related to the Company's strategic objectives to improve its capital structure, provide additional financial flexibility, and increase its focus on downstream operations.

At September 30, 1999, the Company had no borrowings under the Revolver and $178.6 million outstanding under Term Loans. Since the Company expects to fund capital expenditures primarily with internally-generated cash flows, the Company elected to reduce availability under the Revolver in April 1999, which reduces commitment fees. Based on current needs, the remaining credit capacity is expected to be sufficient to fund capital expenditures and working capital requirements. At September 30, 1999, unused availability under the Revolver was $172 million and the Company's total debt to capitalization ratio was 46%.

The Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these financial covenants at September 30, 1999, and the Company expects to be in compliance with these covenants through the remainder of 1999. Future compliance with the financial covenants, which start becoming more restrictive during the fourth quarter of 1999, will continue to be dependent on the Company's cash flows which are sensitive to changes in market conditions.

The terms of the Credit Facility allow for payment of cash dividends on the Company's Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its Preferred Stock. The Board of Directors has no present plans to pay dividends on Common Stock. However, from time to time the Board of Directors reevaluates the feasibility of declaring future dividends.

Provisions of the Credit Facility require prepayments of the Term Loans, with certain defined exceptions, in an amount equal to: (i) 100% of the net proceeds of certain incurred indebtedness; (ii) 100% of the net proceeds received by the Company and its subsidiaries (other than certain net proceeds reinvested in the business of the Company or its subsidiaries) from the disposition of any assets, including proceeds from the sale of stock of the Company's subsidiaries; and
(iii) a percentage of excess cash flows, as defined, depending on certain credit statistics. With the exception of the exploration and production sale discussed above, the Company anticipates that no prepayments will be required for 1999.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                       1999       1998
                                                       ----       ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . . .   $  147.6    $  98.7
  Investing Activities . . . . . . . . . . . . .      (99.6)    (659.4)
  Financing Activities . . . . . . . . . . . . .      (45.3)     555.8
                                                     -------    -------
Increase (Decrease) in Cash and Cash Equivalents   $    2.7    $  (4.9)
                                                     =======    =======

Net cash from operating activities totaled $148 million during the 1999 Period, compared to $99 million for the 1998 Period, primarily due to improved earnings. Cash flows from earnings before depreciation, depletion and amortization and other noncash charges increased $36 million in the 1999 Period, compared with the 1998 Period. Net cash used in investing activities of $100 million during the 1999 Period included capital expenditures of $43 million in Refining and Marketing and $48 million in Exploration and Production. Financing activities in the 1999 Period included gross repayments of $319 million under the Revolver offset by gross borrowings of $258 million. In addition, $50 million was issued under the Term Loans, partly offset by debt payments of $21 million. Payments of dividends on preferred stock totaled $9 million in the 1999 Period. At September 30, 1999, the Company's working capital totaled $162 million, which included cash and cash equivalents of approximately $16 million. The working capital ratio was 1.5:1 at September 30, 1999 compared to 1.9:1 at December 31, 1998. The change in the ratio reflected increases in receivables and payables largely due to higher product and crude oil prices.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At September 30, 1999, the Company's accruals for environmental expenses totaled $12.2 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with environmental laws and regulations, the Company anticipates it will make capital improvements totaling approximately $8 million in 1999 and $5 million in 2000. In addition, capital expenditures for alternative secondary containment systems for existing storage tank facilities are estimated to be $1 million in 1999 and $2 million in 2000, with a remaining $3 million expected to be spent by 2002.

The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. Although the proposed revisions are not finalized, the Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the expected gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

For further information on environmental and other contingencies, see Note F of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and Legal Proceedings in Part II, Item 1, included herein.

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

Implementation of the Compliance Plan is led by an oversight committee, made up of representatives from each of the Company's major facilities. The Compliance Plan is monitored weekly and progress is reported to management and the Board of Directors. The Compliance Plan, which is 99% to 100% complete, includes the following phases:
         .  Awareness:  Establish a Year 2000 team and develop a detailed plan
         . Assessment: Identify critical business processes and systems that must be modified; assess and prioritize risk factors
         .  Remediation: Convert, replace or eliminate hardware and software
         .  Validation: Test and verify
         . Implementation: Put new and renovated systems into production; monitor and continually evaluate
         . Contingency Plans: Develop contingency plans for critical items that cannot be tested

The first two phases of the Compliance Plan have been completed for several months. Remediation and implementation were completed in October 1999. Although this completed the remediation efforts, the Company will continue its efforts to identify and correct any newly-developed items or items that may have been overlooked. Contingency plans have been completed at the various sites for the core business processes. An overall contingency plan for the Company has been developed to provide a centralized communication center for monitoring, gathering and disseminating information for the entire Tesoro organization during the Year 2000 "rollover." Contingency plans were substantially completed in October 1999 and will be tested before the year-end 1999.

The Company has utilized both internal and external resources in evaluating its Systems and Programs, as well as manual processes, external interfaces with customers and services supplied by vendors, to identify potential Year 2000 compliance problems. Modification or replacement of the Company's Systems and Programs has been performed in-house by Company personnel and external consultants.

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

The Company expects that expenses and capital expenditures associated with the Year 2000 compliance project will not have a material effect on its business, financial condition or results of operations. Costs to become Year 2000 compliant are estimated to total $5 million, of which $3 million was spent through September 30, 1999. It is estimated that approximately 60% of these costs are capital expenditures. The costs of Year 2000 compliance are the best estimates of the Company's management and are believed to be reasonably accurate. The costs of implementing the integrated enterprise-wide system are excluded as this system implementation was undertaken primarily to improve business processes.

If the Company did not satisfactorily complete its Compliance Plan, including identifying and resolving problems encountered by the Company's external service providers, potential consequences could include, among other things, unit downtime at, or damage to, the Company's refineries, gas stations, terminal facilities and pipelines;

delays in transporting refinery feedstocks and refined products; reduction in natural gas production; impairment of relationships with significant suppliers or customers; loss of accounting data or delays in processing such data; and loss of or delays in internal and external communications. The occurrence of any or all of the above could result in a material adverse effect on the Company's results of operations, liquidity or financial condition. Although the Company believes that it has satisfactorily completed its Compliance Plan, there can be no assurance that it has addressed every potential issue or that the Year 2000 problem will not adversely affect the Company and its business.

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

From time to time, the Company enters into commodity price agreements to reduce the risk caused by fluctuations in the prices of natural gas in the spot market. During the 1999 Period, the Company used such agreements to set the price of approximately 40% of the natural gas production that it sold in the spot market and recognized a loss of $1.7 million ($0.08 per Mcf) from these price agreements. As of September 30, 1999, the Company had remaining price agreements outstanding through March 2000 for 4.0 billion cubic feet of natural gas production with an average Houston ship channel floor price of $1.93 per Mcf and an average ceiling price of $2.38 per Mcf.

INTEREST RATE RISK

Total debt at September 30, 1999 included $179 million of floating-rate debt attributed to the Term Loans and $337 million of fixed-rate debt. As a result, the Company's annual interest cost will fluctuate based on short-term interest rates. Based on the $179 million of outstanding floating-rate debt, the impact on annual cash flow of a 10% change in the floating rate (approximately 71 basis points) would be approximately $1.3 million.

At September 30, 1999, the fair market value of the Company's fixed-rate debt approximated its book value of $337 million. The floating-rate debt will mature over varying periods through 2003. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate notes and obligations will mature over varying periods through 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, among other things, discussions of estimated revenue enhancements and cost savings following the acquisitions in 1998, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products, and natural gas; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; adverse changes in the credit ratings assigned to the Company's trade credit; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the
Company's Annual Report on Form 10-K for the year ended December 31, 1998, and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 16, 1999, the U.S. Environmental Protection Agency, Region IX ("USEPA") issued a letter to the Company's subsidiary, Tesoro Hawaii Corporation ("Tesoro Hawaii"), alleging certain violations at Tesoro Hawaii's refinery of facility response plan ("FRP") regulations under the Clean Water Act. The USEPA alleges the refinery failed to revise its FRP to include certain material changes at the facility; to resubmit the revisions for agency approval in a timely manner; and, as a result, to properly implement its FRP. The USEPA proposed a civil penalty assessment of $99,600. The parties subsequently reached tentative agreement to resolve all of the allegations for $39,500. Pending finalization of a consent decree and payment of the settlement sum, the Company believes the resolution of this matter will not have a material adverse effect on the Company.

     As previously reported, on October 19, 1998, the Company received notice from the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at the Casmalia Disposal Site ("Site") in Santa Barbara County, California. The Site is being remediated by the EPA pursuant to CERCLA Superfund law and the Resource Conservation and Recovery Act ("RCRA"). Although CERCLA imposes joint and several liability upon each party at the Site, the extent of the Company's allocated financial contribution for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved, and total estimated cost to close the Site. On October 12, 1999, the Company received a revised settlement offer from the EPA to resolve the Company's liability at the Site for $80,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1999 Annual Meeting of Stockholders of the Company was held on September 15, 1999.

     (b) The following directors were elected at the 1999 Annual Meeting of Stockholders to hold office until the 2000 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

                                              Votes
                         Name                  For          Withheld
                         ----                 -----         --------

                 Steven H. Grapstein         28,726,206      85,372
                 William J. Johnson          28,728,505      83,073
                 Raymond K. Mason, Sr.       28,727,793      83,785
                 Donald H. Schmude           28,724,176      87,402
                 Bruce A. Smith              28,729,089      82,489
                 Patrick J. Ward             28,727,805      83,773
                 Murray L. Weidenbaum        28,722,292      89,286

        Mr. Donald H. Schmude fills the vacancy created by the resignation of Dr. Alan H. Kaufman, who resigned effective August 1, 1999.

     (c) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1999, there were 28,757,224 votes for: 29,652 votes against; 24,702 abstentions; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule (September 30, 1999).

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TESORO PETROLEUM CORPORATION
                                                      REGISTRANT



Date:  November 10, 1999              /s/           BRUCE A. SMITH
                                                   Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer


Date:  November 10, 1999              /s/             DON M. HEEP
                                                     Don M. Heep
                                            Vice President, Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
-------

 27.1        Financial Data Schedule (September 30, 1999).