Form 10-K405
period 1999-12-31
TESORO PETROLEUM CORP /NEW/
filed 2000-03-29
CIK 50104

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

             300 CONCORD PLAZA DRIVE, SAN ANTONIO, TEXAS 78216-6999
              (Address of principal executive offices) (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  210-828-8484

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
     Common Stock, $0.16 2/3 par value                       New York Stock Exchange
                                                              Pacific Stock Exchange
      Premium Income Equity Securities                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                             ---------------------

     At March 20, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $313,091,488 based upon the closing price of its Common Stock on the New York Stock Exchange Composite tape. At March 20, 2000, there were 31,718,115 shares of the registrant's Common Stock outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TESORO PETROLEUM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................      3
           Refining and Marketing......................................      3
           Marine Services.............................................      8
           Competition and Other.......................................      9
           Government Regulation and Legislation.......................     10
           Employees...................................................     12
           Executive Officers of the Registrant........................     12
           Risk Factors and Investment Considerations..................     14
Item 2.    Properties..................................................     16
Item 3.    Legal Proceedings...........................................     16
Item 4.    Submission of Matters to a Vote of Security Holders.........     17

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     18
Item 6.    Selected Financial Data.....................................     19
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     21
           Overview....................................................     21
           Business Environment........................................     22
           Results of Operations.......................................     22
           Capital Resources and Liquidity.............................     30
           Forward-Looking Statements..................................     35
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     35
Item 8.    Financial Statements and Supplementary Data.................     37
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     66

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     66
Item 11.   Executive Compensation......................................     66
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     66
Item 13.   Certain Relationships and Related Transactions..............     66

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     66
SIGNATURES.............................................................     73

     THIS ANNUAL REPORT ON FORM 10-K (INCLUDING DOCUMENTS INCORPORATED BY REFERENCE HEREIN) CONTAINS STATEMENTS WITH RESPECT TO THE COMPANY'S EXPECTATIONS OR BELIEFS AS TO FUTURE EVENTS. THESE TYPES OF STATEMENTS ARE "FORWARD-LOOKING" AND SUBJECT TO UNCERTAINTIES. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 35.

                                     PART I

ITEM 1. BUSINESS

     Tesoro Petroleum Corporation and its subsidiaries ("Tesoro" or the "Company") is an independent refiner and marketer of petroleum products and provider of marine logistics services. Tesoro operates three refineries in the western U.S. with a combined capacity of 275,000 barrels per day. At the beginning of 2000, Tesoro had a branded retail network comprised of approximately 240 stations, of which more than 60 were Company-owned and operated. The Company also operates a network of terminals along the Texas and Louisiana Gulf Coast that provides fuel and logistical support services to the marine and offshore exploration and production industries. The Company conducts its operations through two business segments: Refining and Marketing and Marine Services. For financial and statistical information relating to the Company's operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note C of Notes to Consolidated Financial Statements in Item 8.

     In December 1999, the Company completed the sales of its U.S. and Bolivian exploration and production operations, receiving cash proceeds in excess of $300 million. For additional information on these transactions and discontinued operations, see Note D of Notes to Consolidated Financial Statements in Item 8.

     Tesoro was incorporated in Delaware in 1968 (a successor by merger to a California corporation incorporated in 1939). Its principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and its telephone number is (210) 828-8484.

REFINING AND MARKETING

OVERVIEW

     The Company operates petroleum refineries in Alaska, Hawaii and Washington and sells refined products to a wide variety of customers in Alaska, Hawaii, along the U.S. West Coast, primarily in the Pacific Northwest, and in East Asian markets. During 1999, products from the refineries accounted for approximately 83% of these sales volumes, with the remaining 17% purchased from other refiners and suppliers. By comparison, in 1998 the Refining and Marketing segment manufactured about 91% of its sales volume with 9% purchased from others.

     In 2000, the Company has initiated an evaluation of its cost structure, with specific emphasis on the Alaska operations. Concurrent with the broad-based cost review, a full range of options relative to marketing products in Alaska, such as supplying the Alaska market from other sources, will be evaluated as well as a restructuring that could include the sale, or closure of part, or all, of the Alaskan assets. Management expects to complete this review by April 30, 2000.

REFINERIES AND TERMINALS

     The Company's three refineries have a combined rated crude oil throughput capacity of 275,000 barrels per day ("bpd"). Capacity and actual 1999 throughput (thousand bpd) by refinery are summarized below.

                                                                            1999
                          REFINERY                            CAPACITY   THROUGHPUT
                          --------                            --------   ----------
Alaska......................................................     72          49
Hawaii......................................................     95          87
Washington..................................................    108          98
                                                                ---         ---
     Total Throughput.......................................    275         234
                                                                ===         ===

     The Company's refineries primarily manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuels and residual fuel oil. Other products manufactured include liquefied petroleum gas and liquid asphalt. Refined products manufactured are summarized below. Manufactured volumes include amounts from the Hawaii and Washington refineries since their acquisition dates in mid-1998, averaged over the entire year.

                                                                  1999           1998
                                                              ------------   ------------
                                                              VOLUME    %    VOLUME    %
                                                              ------   ---   ------   ---
Refined Products Manufactured (thousand bpd):
  Gasoline and gasoline blendstocks.........................    93      38     51      33
  Jet fuel..................................................    58      24     41      27
  Diesel fuel...............................................    33      13     19      12
  Heavy oils and residual products..........................    43      18     33      21
  Other.....................................................    17       7     10       7
                                                               ---     ---    ---     ---
     Total Refined Products Manufactured....................   244     100    154     100
                                                               ===     ===    ===     ===

     The Alaska refinery is located near Kenai, Alaska, approximately 70 miles southwest of Anchorage, where it has access to multiple sources of crude oil. The Alaska refinery is capable of producing liquefied petroleum gas, gasoline, jet fuel, diesel fuel, heating oil, liquid asphalt, heavy oils and residual products. In October 1997, the Company completed an expansion of the Alaska refinery's hydrocracker unit, which increased the unit's capacity by approximately 25% to 12,500 bpd and enables the Company to produce more jet fuel. The expansion, together with the addition of a new, high-yield jet fuel hydrocracker catalyst, began to improve the Alaska refinery's product slate during the fourth quarter of 1997. The Alaska refinery completed a scheduled maintenance turnaround of all major process units in May 1999, and the next turnaround is scheduled for 2001.

     The Hawaii refinery, located at Kapolei in an industrial park 22 miles west of Honolulu, was acquired by the Company in May 1998. This acquisition added volumes to the Company's existing slate of refined products. The Hawaii refinery also produces light naphtha, which is sold to Hawaii's gas utility company as feedstock for their manufacture of synthetic natural gas distributed through the Honolulu gas utility pipeline system. The Hawaii refinery began operations in 1972 and has been expanded progressively in capacity and complexity. Major product upgrade units include the distillate hydrocracker, vacuum distillation and catalytic reformer units. All major process units were included in a 30-day maintenance turnaround in June 1998, and the next turnaround is scheduled in mid-2000 for the hydrocracker and hydrogen plant.

     The Washington refinery, located in Anacortes on Puget Sound, about 60 miles north of Seattle, was acquired in August 1998. The Washington refinery includes fluid catalytic cracking ("FCC"), alkylation, hydrotreating, vacuum distillation and catalytic reformer units. The Washington refinery is the most complex of the Company's refineries. The FCC and other product upgrade units enable the Washington refinery to produce 85% of its output as gasoline, diesel and jet fuel. The acquisition of the Washington refinery shifted the Company's manufactured product mix by increasing gasoline yield and decreasing lower-value heavy oil and residual products. The FCC can also upgrade heavy vacuum gas oils from the Alaska and Hawaii refineries. In December 1999, the Washington refinery completed the installation of a distillate treater which will increase production of low-sulfur diesel and jet fuels. A maintenance turnaround of the crude distillation and catalytic reformer units was completed in October 1999, and the next turnaround is scheduled for the FCC in late 2001.

     Tesoro's Board of Directors has approved funding for a heavy oil conversion project at its Washington refinery. This project will modernize the FCC unit and install a deasphalting technology that will allow increased recovery of higher-value products from heavier, less expensive crude oil. Management believes that this project, which has an estimated total cost of $75 million to $80 million, will be completed in late 2001. Management expects to spend approximately $28 million of the total cost in the year 2000.

     The Refining and Marketing segment operates refined product terminals at Kenai and Anchorage, Alaska, Vancouver, Washington, Stockton, California, and in Hawaii on the islands of Maui, Hawaii and

Kauai. In addition the Company distributes products through third-party terminals and truck racks in its market areas. The Company-operated terminals are supplied primarily by the Company's refineries, while fuel distributed through third-party facilities is supplied primarily by the Company's refineries or through exchange arrangements with other refiners.

CRUDE OIL SUPPLY

     Crude oil feedstocks for the Company's refineries are supplied from several sources, including Alaska, Canada, South America, Australia, Southeast Asia and the Middle East. Purchases are made through term contracts and spot market purchases. Prices under the term contracts fluctuate with market prices of the crude oil. Throughput for the Company's refinery-system averaged 233,700 bpd during 1999, which included 39% foreign crude oil, 28% Alaska North Slope crude oil, 18% Canadian crude oil, 13% Alaska Cook Inlet crude oil and 2% intermediate feedstocks.

     Since early 1999, the Alaska refinery has run primarily Alaska Cook Inlet crude oil purchased under term contracts and other crudes purchased in the spot market. Cook Inlet crude oil is generally purchased from several suppliers under annual contracts with renewal provisions. Crude oil is delivered by tanker to the Alaska refinery through the Kenai Pipe Line Company ("KPL") marine terminal, which is a Company-owned common carrier and marine dock facility, and by a pipeline connected directly with some of the Cook Inlet producing fields.

     The Hawaii refinery's crude oil supply is sourced primarily from Alaska, Australia and Southeast Asia. In connection with the Hawaii acquisition, the Company entered into a crude oil supply agreement pursuant to which an affiliate of the seller assists the Company in acquiring crude oil feedstocks sourced outside of North America and arranges for the transportation of such crude oil to the Hawaii refinery. The supply agreement expires in May 2000. Crude oil for the Hawaii refinery is received through a deep-water, offshore mooring and pipeline system, which also can be used for receiving and loading refined products.

     The Washington refinery's crude oil is sourced primarily from Alaska, Canada and South America under term contracts, as well as purchases of other crudes under a term contract and in the spot market. Crude oil from Canada is received at the Washington refinery through the Transmountain Pipeline system. Other crudes are delivered by tanker at the Washington refinery's ship dock at Anacortes. Both Alaskan and Canadian crudes are purchased from a variety of producers under term contracts and in the spot market.

     The Company continuously evaluates the economics of processing other crude oils and feedstocks, and makes adjustments in the volumes and mix of feedstocks processed at each refinery. Occasionally, a better economic opportunity displaces a previous crude oil purchase commitment and results in the resale of crude oil.

MARKETING

     Gasoline. The Company sells gasoline in both the wholesale bulk and retail markets in Alaska and Hawaii and on the U.S. West Coast. The demand for gasoline is highly seasonal in Alaska and the Pacific Northwest, with lowest demand during the winter months. The Company sells up to 35% of the Washington refinery's gasoline production to Equilon, a major refiner on the West Coast, through an off-take agreement which also includes all of Equilon's requirements in Alaska and Hawaii. This agreement, which has a minimum term of two years, began in August 1998. The Washington refinery sells about 30% of its gasoline production to another major oil company on the West Coast under a term sales agreement. In addition, the Company sells gasoline to wholesale customers and bulk end-users under various supply contracts. Gasoline is also delivered to refiners and marketers in exchange for product received at other locations on the West Coast. Product is distributed through Company-owned terminals, third-party terminals and truck racks. Gasoline and gasoline blendstocks produced in excess of market demand in Alaska and Hawaii are shipped to the U.S. West Coast or exported to other markets, principally in East Asia.

     The Company sells gasoline to end-users by retail sales through 62 Company-operated stations in Alaska and Hawaii, which averaged monthly fuel sales volumes of approximately 124,000 gallons per station and monthly merchandise sales of approximately $66,000 per station in 1999. The Company also distributes gasoline to end-users through 182 branded dealer stations in Alaska, Washington, Oregon, Idaho, Nevada, northern California and Hawaii. The Company also sells, at wholesale, to unbranded jobbers and dealers.

     In January 2000, the Company entered into an agreement with Wal-Mart Stores, Inc., in which Wal-Mart has agreed to offer no less than 40 sites at Wal-Mart stores in eleven states in the western U.S. at which the Company can build and operate retail gasoline stations. Under the agreement, each site will be subject to a lease with a ten-year primary term and an option, exercisable at the Company's discretion, to extend a site for two additional terms of five years each. On March 2, 2000, the Company accepted the first 14 sites offered by Wal-Mart.

     In 1998, the Company introduced its new "treasure-burst" logo and related signage. All retail stations in Hawaii were re-imaged in conjunction with the Hawaii acquisition. Renovation and re-imaging projects were completed at Company-operated stations in Alaska in 1999, and 26 Alaska stations with convenience stores were re-imaged with Tesoro's new "2GO Tesoro" program.

     Jet Fuel. The Company is a major supplier of commercial jet fuel to passenger and cargo airlines in Alaska and Hawaii and on the U.S. West Coast. The Company estimates that it produces about 15% of the jet fuel manufactured in the West Coast-Alaska-Hawaii area. Several marketers, including the Company, import jet fuel into Alaska, Hawaii and the West Coast. The expansion of the Alaska refinery's hydrocracker unit in 1997 increased the Company's jet fuel production to supply the Alaska market. In December 1999, the Washington refinery installed a distillate treater which will increase production of low-sulfur diesel and jet fuels.

     Diesel Fuel. The Company's diesel fuel production is sold primarily on a wholesale basis for marine, transportation and industrial purposes, as well as for home heating in Alaska. Lesser amounts are sold to end-users through marine terminals and retail gas stations and for power generation in Hawaii. Generally, the production of diesel fuel by refiners in Alaska, Hawaii and the Pacific Northwest is in balance with demand. There are occasions when diesel fuel is imported into or exported from Alaska and Hawaii because of the variability of demand. See "Government Regulation and Legislation -- Environmental Controls" for a discussion of the effect of governmental regulations on the production of low-sulfur diesel fuel for on-highway use in Alaska.

     Heavy Oils and Residual Products. All three of the Company's refineries have vacuum units that use crude tower bottoms as a feedstock and further process these volumes into light vacuum gas oil ("LVGO"), medium vacuum gas oil ("MVGO"), heavy vacuum gas oil ("HVGO") and vacuum tower bottoms ("VTBs"). LVGO and MVGO are further processed in the Alaska and Hawaii hydrocrackers, where they are converted into gasoline blendstocks, diesel and jet fuel. HVGO is used primarily as an FCC feedstock at the Washington refinery. The VTBs are used to produce liquid asphalt, fuel oil and marine bunker fuel. The Hawaii refinery also supplies electric power producers in Hawaii with low-sulfur fuel oil. The Company sells its liquid asphalt for paving materials in Alaska, Hawaii and Washington. In Alaska and Washington, demand for liquid asphalt is seasonal because mild weather conditions are needed for highway construction.

     Sales of Purchased Products. The Company purchases refined products, primarily gasoline, jet fuel and diesel fuel, manufactured by others. Sales of these products represented approximately 17% of total volumes sold by the Company in 1999. The gasoline and diesel fuel resale activity is primarily undertaken on the U.S. West Coast. The jet fuel activity primarily consists of imports into Alaska and Hawaii. The Company's gross margin from these activities was $32.5 million in 1999, as compared to $3.8 million in 1998.

TRANSPORTATION

     The Company charters two double-bottomed American flag vessels, the Chesapeake Trader and the Potomac Trader, which are used to transport crude oil and refined products. The Chesapeake Trader and Potomac Trader are chartered under five-year agreements expiring in May 2000 and September 2000, respectively. In 1999, the Company entered into a charter for a double-hull tanker to be used for transporting crude oil and refined products. Under the terms of the new charter, Tesoro will receive one of the new

Lightship Class tankers. The new charter, which has a three-year primary term beginning in May 2000 and two one-year options, will replace the Chesapeake Trader. The Company also charters other tankers and ocean-going barges to transport crude oil and petroleum products. For further information on marine charters, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note M of Notes to Consolidated Financial Statements in Item 8.

     The Company operates a common carrier petroleum products pipeline from the Alaska refinery to its terminal facilities in Anchorage and to the Anchorage airport. This ten-inch diameter pipeline has a capacity to transport approximately 40,000 bpd of products and allows the Company to transport light products to the terminal facilities throughout the year regardless of weather conditions. The KPL facilities assure the Company of uninterrupted use of the dock and pipeline for unloading crude oil feedstocks and loading product inventory on tankers and barges.

     Crude oil is transported to Hawaii by tankers and discharged through the Company's single-point mooring terminal ("SPM") about 1.5 miles offshore from the Hawaii refinery. Three underwater pipelines connect the SPM to the Hawaii refinery to allow crude oil and products to be transferred to the Hawaii refinery and to load products from the Hawaii refinery to ships and barges. The Company distributes refined products to customers on the island of Oahu through a pipeline system with connections to the military at several locations, to commercial customers via third-party terminals at Honolulu International Airport and Honolulu Harbor, and by barge to Company-owned and third-party terminal facilities on the neighbor islands of Maui, Kauai and Hawaii. Product pipelines connect the Hawaii refinery to Barbers Point Harbor which is 2.5 miles away. The Barbers Point Harbor is able to accommodate barges and product tankers up to 800 feet in length and helps reduce traffic at the SPM.

     The Washington refinery receives crude oil from Canada through the 24-inch Transmountain Pipeline which originates in Edmonton, Canada. Other crudes are received through the Washington refinery's ship dock. The pipeline and the ship dock are each capable of providing 100% of the Washington refinery's feedstock needs. Over 90% of the Washington refinery's clean products (gasoline, jet fuel and diesel) leave via the Olympic Pipeline system. Olympic serves the Seattle area with 16-inch and 20-inch lines and continues to Portland, Oregon with a 14-inch line. A small amount of gasoline is delivered through a neighboring refinery's truck rack, and some diesel fuel is distributed through a truck rack at the Washington refinery. Products are also shipped by barge and ship. The Washington refinery has the capability to move significant volumes of products over its ship dock. All of the fuel oil production is shipped by water. Propane and asphalt are shipped by both truck and rail.

     For further information on transportation, see "Government Regulation and Legislation -- Environmental Controls."

OPERATING STATISTICS

     The following table summarizes the Company's refining and marketing operations for the years ended December 31, 1999, 1998 and 1997:

                                                              1999    1998    1997
                                                              -----   -----   ----
Refinery Throughput (thousand bpd)(a):
  Alaska(b).................................................   48.7    57.6   50.2
  Hawaii....................................................   86.9    48.3     --
  Washington(b).............................................   98.1    42.6     --
                                                              -----   -----   ----
       Total Refinery Throughput............................  233.7   148.5   50.2
                                                              =====   =====   ====
Refined Products Manufactured (thousand bpd)(a)(b):
  Gasoline and gasoline blendstocks.........................   92.9    50.9   12.8
  Jet fuel..................................................   58.3    40.6   15.4
  Diesel fuel...............................................   32.7    18.8    6.2
  Heavy oils and residual products..........................   42.9    33.5   14.8
  Other.....................................................   17.0     9.7    2.3
                                                              -----   -----   ----
       Total Refined Products Manufactured..................  243.8   153.5   51.5
                                                              =====   =====   ====
Branded Retail Stations:
  Alaska --
     Company-operated.......................................     31      31     35
     Dealer-operated........................................    125     125    129
  Pacific Northwest -- Dealer-operated......................     54      44     30
  Hawaii --
     Company-operated.......................................     31      30     --
     Dealer-operated........................................      3       2     --
                                                              -----   -----   ----
       Total Branded Retail Stations........................    244     232    194
                                                              =====   =====   ====

---------------

(a) Volumes for 1999 and 1998 include amounts from the Hawaii operations (acquired in May 1998) and the Washington refinery (acquired in August 1998) averaged over the periods presented. Certain amounts have been reclassified to conform with the current presentation.

(b) Throughput and manufactured volumes were reduced temporarily for scheduled maintenance turnarounds at the Alaska refinery in May 1999 and the Washington refinery in October 1999.

MARINE SERVICES

OVERVIEW

     The Company's Marine Services segment markets and distributes a broad range of petroleum products, chemicals and supplies and provides logistical support services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. These operations are conducted through a network of 16 terminals located on the Texas Gulf Coast in Freeport, Galveston, Harbor Island, Houston, Port O'Connor and Sabine Pass, along the Louisiana Gulf Coast in Amelia, Berwick, Cameron, Intracoastal City and Port Fourchon, and a fleet of tugboats, barges and trucks.

     In June 1999, the Company purchased the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC. The purchase, which included inventory and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, expanded the Company's presence on the West Coast. Marine Services also operates a terminal at Port Hueneme, California.

     In March 2000, management commenced a realignment of its operational organization which includes the transfer of the Marine Services segment's West Coast operations to the Refining and Marketing segment.

FUELS AND LUBRICANTS

     The Company markets and distributes fuels and lubricants to offshore drilling rigs, offshore production platforms, and various ships and equipment engaged in seismic surveys. The Company also provides petroleum products to tugboats and barges using the Intracoastal Canal System, as well as ships entering various ports in Texas, Louisiana and the U.S. West Coast. The Company's Marine Services segment obtains its supply of fuel from local area refiners. The majority of fuel sold from the Company's Port Angeles, Seattle and Portland operations is supplied by the Company's Washington and Alaska refineries. Total gallons of fuel, primarily diesel fuel, sold by this segment amounted to 291 million, 181 million and 156 million 1999, 1998 and 1997, respectively.

     The Company is a distributor of major brands of marine lubricants and greases, offering a full spectrum of grades. Total gallons of lubricants sold by the Company's Marine Services segment amounted to 2.0 million, 2.3 million and
2.7 million in 1999, 1998 and 1997, respectively.

LOGISTICAL SERVICES

     Through many of its Gulf Coast terminals, the Company provides full-service shore-based support for offshore drilling rigs and production platforms. These services include cranes, forklifts and loading docks for supply boats serving the offshore exploration and production industry. In addition, the Company provides warehousing, office space, living quarters, helicopter landing pads, and long-term parking for offshore workers. The Company's terminals also serve as delivery points for drilling products, primarily drilling muds, by providing warehousing, blending, inventory control and delivery services. In 1999, 1998 and 1997, revenues from these logistical services were $11.7 million, $11.6 million and $11.3 million, respectively.

COMPETITION AND OTHER

     The petroleum industry is highly competitive in all phases, including the refining of crude oil, the marketing of refined petroleum products, and the marine services business. The industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial and individual consumers. The Company competes with a substantial number of major integrated oil companies and other companies having materially greater financial and other resources than the Company. These competitors have a greater ability to bear the economic risks inherent in all phases of the industry. In addition, unlike the Company, many of its competitors produce large volumes of crude oil which can then be used in connection with their refining operations. Other larger competitors, although they do not produce crude oil, have a competitive advantage as larger purchasers when negotiating with crude oil producers.

     The refining and marketing businesses are highly competitive, with price being the principal factor in competition. In the refining industry, the Alaska refinery competes primarily with other refineries in Alaska and on the U.S. West Coast. The Company's refining competition in Alaska includes two refineries situated near Fairbanks and one refinery situated near Valdez. The Company estimates that such other refineries have a combined capacity to process approximately 270,000 bpd of crude oil. After processing the crude oil and removing the higher-value products, these refiners are permitted, because of their direct connection to the Trans Alaska Pipeline System ("TAPS"), to return the remainder of the processed crude back into the pipeline system as "return oil" in consideration for a fee, thereby eliminating their need to transport and market lower-value products that are not in demand in Alaska. The Alaska refinery is not directly connected to TAPS, and the Company, therefore, cannot return its lower-value products to the TAPS. The Hawaii refinery competes primarily with one other refinery in Hawaii, which is also located at Kapolei and which has a rated capacity of 54,000 bpd of crude oil. Historically, the other refinery produces lower volumes of jet fuel than the Hawaii refinery. The Washington refinery competes with several refineries on the U.S. West Coast, including refineries which are larger than the Washington refinery and which are owned by companies substantially larger than the Company.

     The Company is a major producer and distributor of gasoline in Alaska and Hawaii through a network of Company-operated stations and branded and unbranded dealers and jobbers. The Company supplies a major oil company through a product exchange agreement, whereby gasoline in Alaska is provided in exchange for gasoline delivered to the Company on the U.S. West Coast. The Company also supplies a major oil company in Alaska and Hawaii through a gasoline sales agreement. The Washington refinery sells up to 35% of its gasoline to Equilon and provides another major oil company with about 30% of its gasoline production through a term sales agreement.

     Competitive factors affecting the retail marketing of gasoline in Alaska, Hawaii and the Pacific Northwest include such factors as product price, location and quality together with station appearance and brand-name identification. The Company competes with other petroleum companies, distributors and other developers for new locations. The Company believes it is in a position to compete effectively as a marketer of gasoline in Alaska and Hawaii because of its strong presence in these markets. The Company's West Coast marketing business sells to independent dealers and jobbers, including 54 branded gasoline stations on the West Coast. The Company competes against independent marketing companies and integrated oil companies when engaging in these marketing operations.

     The Company's jet fuel sales in Alaska are concentrated in Anchorage, where it is one of the principal suppliers to the Anchorage International Airport, a major hub for air cargo traffic between manufacturing regions in the Far East and consuming regions in the United States and Europe. In Hawaii, jet fuel sales are concentrated in Honolulu, where the Company is the principal supplier to the Honolulu International Airport. The Company also serves four airports on other islands in Hawaii. In Washington, jet fuel sales are concentrated at the Seattle/Tacoma International Airport. The Company also supplies jet fuel customers in Portland, Oregon, and in Los Angeles and San Francisco, California. Other refiners and marketers compete for sales at all of these airports.

     The Company's Refining and Marketing segment sells its diesel fuel primarily on a wholesale basis, competing with other refiners and marketers in all of its market areas. Refined products from foreign sources also compete for distillate markets in the Company's market areas.

     Demand for services and products offered by the Company's Marine Services segment is significantly affected by the level of oil and gas exploration, development and production in the Gulf of Mexico. Various factors, including general economic conditions, demand for and prices of natural gas, availability of equipment and materials, and government regulations and energy policies cause exploration and development activity to fluctuate and directly impact the revenues of the Marine Services segment. Management believes that the principal competitive factors affecting the Marine Services operations are location of facilities, availability of logistical support services, experience of personnel and dependability of service. The market for the Marine Services segment's products and services, particularly diesel fuel, is price sensitive. The Company competes with several independent operators, and in certain locations with one or more major mud companies who maintain their own marine terminals.

GOVERNMENT REGULATION AND LEGISLATION

ENVIRONMENTAL CONTROLS

     Federal, state, area and local laws, regulations and ordinances relating to the protection of the environment affect all operations of the Company to some degree. An example of a federal environmental law that will require operational additions and modifications is the Clean Air Act, which was amended in 1990. While the Company believes that its facilities generally are in substantial compliance with current regulatory standards for air emissions, over the next several years the Company's facilities will be required to comply with the new requirements being adopted and promulgated by the U.S. Environmental Protection Agency ("EPA") and the states in which the Company operates. These regulations will necessitate the installation of additional controls or other modifications or changes in use for certain emission sources, such as gasoline tank roof seal replacements. As part of these requirements, the Company's refineries as well as certain other Company facilities submitted applications for Clean Air Act Amendment Title V permits. Each application has subsequently been deemed complete by the respective state agencies, and most applications are expected to undergo technical review in 2000 or 2001. The Company also will be affected by changes in fuel manufacturing standards, including those related to allowable sulfur concentrations in gasoline. The Company believes it can comply with these new requirements, and in some cases already has done so, without adversely affecting operations.

     Additional Federal environmental regulations promulgated on August 21, 1990, and effective on October 1, 1993, set limits on the quantity of sulfur in on-highway diesel fuels which the Company produces. The State of Alaska filed an application with the federal government in February 1993 for a waiver from this requirement since only 5% of the diesel fuel sold in Alaska was for on-highway vehicles. On March 14, 1994, the EPA granted the State of Alaska a waiver from the requirements of the EPA's low sulfur diesel fuel program, permanently exempting Alaska's remote areas and providing a temporary exemption for areas served by the Federal Aid Highway System until October 1, 1996. The EPA has since extended the temporary exemption to January 1, 2004. If the State of Alaska is unable to obtain a permanent waiver from the federal regulations, the Company would produce lower sulfur diesel fuel for on-highway use based on market demand. The Company estimates that such sales accounted for less than 1% of its refined product sales in Alaska. While the Company is unable to predict the outcome of these matters, their ultimate resolution should not have a material impact on its operations.

OIL SPILL PREVENTION AND RESPONSE

     The Federal Oil Pollution Act of 1990 ("OPA 90") and related state regulations include requirements that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. The Company has submitted these plans and received federal and state approvals necessary to comply with OPA 90 and related regulations. The Company's oil spill prevention plans and procedures are frequently reviewed and modified to prevent oil releases and to minimize potential impacts should a release occur.

     The Company currently charters, on a long-term and short-term basis, tankers and barges for shipment of crude oil from foreign and domestic sources to its Alaska, Hawaii and Washington refineries. OPA 90 requires, as a condition of operation, that the Company demonstrate the capability to respond to the "worst case discharge" to the maximum extent practicable. As an example, the State of Alaska requires the Company to provide spill-response capability to contain or control and cleanup, an amount equal to 50,000 barrels for a tanker carrying fewer than 500,000 barrels of crude oil or 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet such requirements, the Company has entered into contracts with various parties to provide spill response services. The Company has entered into spill response agreements with (i) Cook Inlet Spill Prevention and Response, Incorporated and Alyeska Pipeline Service Company for spill response services in Alaska; (ii) Clean Islands Council for response services throughout the State of Hawaii; and (iii) Clean Sound Incorporated for response actions associated with the Puget Sound, Washington operations. In addition, for larger spill contingency capabilities the Company has entered into contracts with Marine Spill Response Corporation in Hawaii and in the Gulf Coast region. The Company believes these contracts, and those with other regional spill response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill response requirements established by state and federal law.

     Regulations promulgated by the Alaska Department of Environmental Conservation ("ADEC") require the installation of liners in secondary containment systems for petroleum storage tanks. On December 18, 1996, ADEC approved the Company's alternative compliance schedule which allows the Company until the year 2002 to line secondary containment systems for all of the Company's existing petroleum storage tank facilities in Alaska. The total remaining estimated cost of these improvements is approximately $5 million, which is expected to be spent over the next three years.

TOTAL ENVIRONMENTAL EXPENDITURES

     The Company's total capital expenditures for environmental control purposes were $8 million during 1999. Capital expenditures in 1999 included approximately $2 million for the secondary containment systems discussed above, $2 million for servicing components of the Alaska refinery wastewater and groundwater collection and treatment systems, $2 million for tank vapor control seals at the Washington refinery, and

$1 million for upgrading storage tanks at the Hawaii refinery. Remaining environmental capital expenditures in 1999 were for miscellaneous projects, including wastewater system upgrades at the Washington refinery and improving underground storage tanks at retail locations in Alaska.

     To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $8 million in 2000 and $10 million in 2001. The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. The Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the revised gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

     For further information on environmental matters, see Legal Proceedings in
Item 3.

EMPLOYEES

     At December 31, 1999, the Company employed approximately 2,020 persons. Approximately 185 employees at the Washington refinery are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Company's executive officers, their ages and their positions with the Company at March 20, 2000.

                NAME                   AGE                  POSITION                  POSITION HELD SINCE
                ----                   ---                  --------                  -------------------
Bruce A. Smith.......................  56     Chairman of the Board of Directors,     June 1996
                                                President and Chief Executive
                                                Officer
William T. Van Kleef.................  48     Executive Vice President and Chief      July 1998
                                                Operating Officer
James C. Reed, Jr. ..................  55     Executive Vice President, General       September 1995
                                              Counsel and Secretary
Thomas E. Reardon....................  53     Executive Vice President, Corporate     November 1999
                                                Resources
Faye W. Kurren.......................  49     President, Tesoro Hawaii Corporation    May 1998
Donald A. Nyberg.....................  48     President, Tesoro Marine Services,      November 1996
                                              Inc.
Stephen M. Ricks.....................  53     President, Tesoro Alaska Company        August 1998
Joseph E. Sparano....................  52     President, Tesoro West Coast Company    March 2000
Stephen L. Wormington................  55     Executive Vice President and Chief      May 1998
                                                Operating Officer, Tesoro Refining,
                                                Marketing & Supply Company
Gregory A. Wright....................  50     Senior Vice President, Financial        November 1999
                                              Resources
Don E. Beere.........................  59     Vice President, Information             May 1998
                                              Technology Projects
Bobby J. Culpepper...................  50     Vice President, Information             July 1998
                                              Technology
Don M. Heep..........................  50     Vice President, Controller              May 1998
Sharon L. Layman.....................  46     Vice President and Treasurer            November 1999
Richard M. Parry.....................  46     Vice President, Retail,                 June 1999
                                                Tesoro West Coast Company

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

Thomas E. Reardon............................   Executive Vice President, Corporate Resources
                                                since November 1999. Senior Vice President,
                                                Corporate Resources from May 1998 to November
                                                1999. Vice President, Human Resources and
                                                Environmental, from September 1995 to May
                                                1998. Vice President, Human Resources and
                                                Environmental Services, of Tesoro Petroleum
                                                Companies, Inc., a subsidiary of the Company,
                                                from October 1994 to September 1995.
Faye W. Kurren...............................   President of Tesoro Hawaii Corporation, a
                                                subsidiary of the Company, since May 1998.
                                                Vice President, Operations Planning, Supply
                                                and International Marketing of BHP Hawaii
                                                Inc. from March 1996 to May 1998. Vice
                                                President, General Counsel of BHP Hawaii Inc.
                                                from February 1995 to March 1996.
Donald A. Nyberg.............................   President of Tesoro Marine Services, Inc., a
                                                subsidiary of the Company, since November
                                                1996. Vice President, Strategic Planning, of
                                                MAPCO Inc. from January 1996 to November
                                                1996. President and Chief Executive Officer
                                                of Marya Resources from August 1994 to
                                                January 1996.
Stephen M. Ricks.............................   President of Tesoro Alaska Company, a
                                                subsidiary of the Company, since August 1998.
                                                Manager, Design Engineering of Jacobs
                                                Engineering from August 1995 to August 1998.
                                                Alliance Projects Manager of Litwin/Raytheon
                                                E&C from June 1991 to August 1995.
Joseph E. Sparano............................   President of Tesoro West Coast Company, a
                                                subsidiary of the Company, since March 2000.
                                                President of Sparano Consulting from August
                                                1995 to March 2000. Chairman and CEO of
                                                Pacific Refining Company from September 1990
                                                to August 1995.

Stephen L. Wormington........................   Executive Vice President and Chief Operating
                                                Officer of Tesoro Refining, Marketing &
                                                Supply Company, a subsidiary of the Company,
                                                since May 1998. President of Tesoro Alaska
                                                Petroleum Company, a subsidiary of the
                                                Company, from September 1995 to August 1998.
                                                Vice President, Supply and Operations
                                                Coordination, of Tesoro Alaska Petroleum
                                                Company from April 1995 to September 1995.
                                                General Manager, Strategic Projects, of
                                                Tesoro Alaska Petroleum Company, from January
                                                1995 to April 1995. Executive Vice President,
                                                Special Projects, of MG Refining & Marketing,
                                                Inc. from January 1994 to January 1995.
Bobby J. Culpepper...........................   Vice President, Information Technology since
                                                July 1998. Vice President, Information
                                                Technology, of Tesoro Petroleum Companies,
                                                Inc., a subsidiary of the Company, since June
                                                1998. Vice President, Operations of Microage
                                                Integration Group from July 1997 to May 1998.
                                                Vice President, Information Technology, of
                                                Phillips 66 Company, a division of Phillips
                                                Petroleum Company from May 1991 to June 1997.
Don M. Heep..................................   Vice President, Controller since May 1998.
                                                Senior Vice President, Administration for
                                                Tesoro Alaska Petroleum Company, a subsidiary
                                                of the Company, from November 1996 to May
                                                1998. Senior Vice President and Chief
                                                Financial Officer of Valero Energy
                                                Corporation from 1994 to 1996.
Sharon L. Layman.............................   Vice President and Treasurer since November
                                                1999. Assistant Treasurer from February 1990
                                                to November 1999.
Richard M. Parry.............................   Vice President, Retail of Tesoro West Coast
                                                Company, a subsidiary of the Company, since
                                                June 1999. Vice President, Marketing & Sales
                                                of Tesoro Hawaii Corporation, a subsidiary of
                                                the Company, from May 1998 to June 1999. Vice
                                                President, Marketing & Sales of BHP Hawaii
                                                Inc. from December 1997 to May 1998. Vice
                                                President, Trading and Marketing, of BHP
                                                Hawaii Inc. from December 1994 to December
                                                1997.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

VOLATILITY OF PRICES; EFFECT ON EARNINGS AND CASH FLOWS

     The Company's refining and marketing earnings and cash flows from operations are dependent upon the margin above fixed and variable expenses (including the cost of crude oil feedstocks) at which the Company is able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond the Company's control, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices received by the Company for its refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in the Company's markets.

     The prices at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products; however, the timing of the relative movement of the prices, as well as the overall reduction in product prices, can reduce profit margins and could have a significant impact on the Company's refining operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuation in market prices. In addition, crude oil supply contracts are generally contracts with market-responsive pricing provisions. The Company purchases its refinery feedstock prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a material effect on the Company's financial results. The Company also purchases refined products manufactured by others. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

CRUDE OIL SUPPLY

     The Company believes an adequate supply of crude oil will be available to its three refineries to sustain the Company's refining operations for the foreseeable future at substantially the levels currently being experienced. However, there can be no assurance that this situation will continue. If additional supplemental crude oil becomes necessary at one or more of its refineries, the Company intends to implement available alternatives that are most advantageous under then prevailing conditions. Implementation of some alternatives could require the consent or cooperation of third parties and other considerations beyond the control of the Company. If the Company is unable to obtain such supplemental crude oil volumes, or is only able to obtain such volumes at uneconomic prices, the Company's results from operations could be materially adversely affected.

ENVIRONMENTAL

     The Company's operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances which may give rise to liability to governmental entities or private parties under Federal, state or local environmental laws, as well as under common law. Although the Company has invested substantial resources to prevent future accidental discharges and to remediate contamination resulting from prior discharges, there can be no assurance that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will not assess penalties against the Company in connection with any past or future contamination, or that third parties will not assert claims against the Company for damages allegedly arising out of any past or future contamination. See Item 3, Legal Proceedings, contained herein.

TRANSPORTATION

     The Company's Washington refinery receives all of its Canadian crude oil and ships 90% of its clean refined products through pipelines operated by third parties. In addition, the Alaska and Hawaii refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. In addition to environmental risks, discussed above, the Company could experience an interruption of supply or an increased cost to deliver refined products to market in the event of any upset in the ability of the pipelines or vessels to transport crude or refined product, whether because of accident, governmental regulation or third-party action. Should such an upset in the ability of a pipeline or vessels to transport crude oil or product persist for an extended time, it could have a material adverse effect on the Company.

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills, any of which can result in environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company's coverages include, but are not limited to, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and business interruption insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on the Company's financial condition and results of operations.

CONCENTRATION OF OPERATIONS

     The Company's refining operations are conducted at its three refineries in Alaska, Hawaii and Washington. The refineries are three of the Company's principal operating assets. As a result, the operations of the Company and its ability to service debt and other obligations are subject to significant interruption if one or more of the refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Although the Company maintains business interruption insurance against some types of risks in amounts which the Company believes to be economically prudent, if the refineries were to experience an unplanned interruption in operations, the Company's business could be materially adversely affected. See "Refining and Marketing" discussed above.

OTHER

     For information on competitive factors affecting the Company's business, see "Competition and Other" discussed above. A discussion of environmental factors and controls are included in "Government Regulation and Legislation" discussed above.

ITEM 2. PROPERTIES

     See information appearing under Item 1, Business herein and Notes C and E of Notes to Consolidated Financial Statements in Item 8.

ITEM 3. LEGAL PROCEEDINGS

     Environmental. The Company is currently involved with the U.S. Environmental Protection Agency ("EPA") regarding a waste disposal site near Abbeville, Louisiana, at which the Company has been named a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Although the Superfund law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000.

     On October 2, 1998, the Alaska Department of Environmental Conservation ("ADEC") issued a Notice of Violation ("NOV") against Tesoro Alaska Company, a subsidiary of the Company, for non-compliance with its refinery air quality permit. This NOV alleges that an air emission treatment unit at the Alaska refinery did not maintain the air contaminant removal efficiency rate required in the facility air quality permit. The Company has entered into a Compliance Order by Consent with ADEC until a new air quality permit is issued. The Company believes that the resolution of this matter will not have a material adverse effect on the Company.

     As previously reported, on October 19, 1998, the Company received notice from the EPA that it had been identified as a PRP under CERCLA at the Casmalia Disposal Site ("Site") in Santa Barbara County, California. The Site is being remediated by the EPA pursuant to CERCLA Superfund law and the Resource Conservation and Recovery Act ("RCRA"). On December 3, 1999, the Company accepted a revised settlement offer from the EPA and executed the Order on Consent to resolve the Company's liability at the Site for less than $80,000.

     On May 14, 1999, the San Joaquin Valley Unified Air Pollution Control District ("District") issued an NOV of its rules and regulations in connection with the operation of an oil water separator at the Company's Stockton, California diesel and gasoline terminal. The District alleges that the separator was operated without a permit. While the Company believes the separator is exempt from permitting requirements, it has been removed from service. The Company believes the resolution of this matter will not have a material adverse effect on the Company.

     On September 16, 1999, the EPA issued a letter to the Company's subsidiary, Tesoro Hawaii Corporation, alleging certain violations of the facility response plan ("FRP") regulations under the Clean Water Act at the Hawaii refinery. The EPA alleges the refinery failed to revise its FRP to include certain material changes at the facility; to resubmit the revisions for agency approval in a timely manner; and, as a result, to properly implement its FRP. The EPA proposed a civil penalty assessment of $99,600. The parties subsequently reached tentative agreement to resolve all of the allegations for $39,500. Pending finalization of a consent decree and payment of the settlement sum, the Company believes the resolution of this matter will not have a material adverse effect on the Company.

     On March 3, 2000, the ADEC issued a NOV to Tesoro Alaska Company related to alleged non-compliance at one of its two Anchorage terminals. The allegations concern the operation of the vapor collection and recovery system at the facility. The Company is reviewing the NOV to respond to ADEC, but does not believe the resolution of this matter will have a material adverse effect on the Company.

     Other. As previously reported, on October 1, 1998, the Attorney General for the State of Hawaii filed a lawsuit in the U.S. District Court for the District of Hawaii ("Court") against thirteen oil companies, including Tesoro Petroleum Corporation and Tesoro Hawaii Corporation, alleging anti-competitive marketing practices in violation of federal and state anti-trust laws, and seeking injunctive relief and compensatory and treble damages and civil penalties against all defendants in an amount in excess of $500 million. On March 25, 1999, the Attorney General filed an amended complaint with the U.S. District Court seeking damages against all defendants for such alleged anti-competitive marketing practices in an amount in excess of $1.5 billion. On January 28, 2000, the U.S. District Court for the District of Hawaii approved a Settlement Agreement and Mutual Release ("Settlement Agreement") reached between Tesoro Hawaii Corporation, the Company, BHP Hawaii Inc. and BHP Petroleum Americas Refining Inc. (the "Settling Defendants") and the State of Hawaii which dismissed the Settling Defendants from the lawsuit. Pursuant to the Settlement Agreement, the Company and Tesoro Hawaii Corporation, without admitting any liability for claims alleged in the lawsuit, paid $3 million on March 1, 2000 to the Court in complete settlement of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed under the symbol "TSO" on the New York Stock Exchange and the Pacific Stock Exchange. The per share market price ranges for the Company's Common Stock on the New York Stock Exchange during 1999 and 1998 are summarized below:

                                                                   1999                      1998
                                                           ---------------------     ---------------------
                    QUARTERS ENDED                           HIGH         LOW          HIGH         LOW
                    --------------                           ----         ---          ----         ---
March 31..............................................       $12 5/8      $ 7 7/16     $17 7/8      $14 3/4
June 30...............................................       $15 15/16    $10 1/16     $21 3/8      $15 5/8
September 30..........................................       $18 13/16    $14 7/8      $19 13/16    $11 3/4
December 31...........................................       $16 3/8      $ 9 3/4      $16 1/4      $ 9 1/16

     At March 20, 2000, there were approximately 3,000 holders of record of the Company's 31,718,115 outstanding shares of Common Stock. The Company has not paid dividends on its Common Stock since 1986.

     For information regarding a stock repurchase program and restrictions on future dividend payments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note F of Notes to Consolidated Financial Statements in Item 8. The Board of Directors has no present plans to pay dividends on Common Stock. However, from time to time, the Board of Directors reevaluates the feasibility of declaring future dividends on Common Stock.

     The 2000 annual meeting of stockholders will be held at 10:00 A.M. Central time on Thursday, May 25, 2000, at the Company's corporate offices located at 300 Concord Plaza Drive in San Antonio, Texas. Holders of Common Stock of record at the close of business on April 5, 2000, are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Company's Consolidated Financial Statements, including the notes thereto, in Item 8. Financial results of acquired operations have been included in the amounts below since their respective acquisition dates (see Note E of Notes to Consolidated Financial Statements in Item 8). Amounts prior to 1999 have been restated to reflect the exploration and production business as discontinued operations (see Note D of Notes to Consolidated Financial Statements in Item 8.).

                                                                YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                      1999       1998      1997      1996     1995
                                                    --------   --------   -------   ------   -------
                                                     (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
REVENUES
Gross operating revenues:
  Refining and Marketing
     Refined products.............................  $2,739.5   $1,198.2   $ 643.7   $620.8   $ 664.5
     Other, primarily merchandise and crude oil
       resales....................................      79.9       69.8      77.2    124.6     106.5
  Marine Services.................................     180.9      118.6     132.2    122.5      74.5
                                                    --------   --------   -------   ------   -------
     Total revenues...............................  $3,000.3   $1,386.6   $ 853.1   $867.9   $ 845.5
                                                    ========   ========   =======   ======   =======
SUMMARY OF OPERATIONS
Segment Operating Profit (Loss)(a):
  Refining and Marketing..........................  $  122.4   $   69.7   $  20.5   $  6.0   $   0.7
  Marine Services.................................       8.6        8.6       6.3      6.1      (4.4)
                                                    --------   --------   -------   ------   -------
     Total Segment Operating Profit (Loss)........     131.0       78.3      26.8     12.1      (3.7)
General and administrative........................     (34.1)     (19.7)    (13.6)   (12.7)    (16.4)
Interest and financing costs......................     (37.6)     (25.2)     (8.1)   (13.8)    (16.3)
Other expense, net(a).............................      (8.1)     (21.3)     (1.7)    (5.9)     (4.3)
                                                    --------   --------   -------   ------   -------
  Earnings (loss) from continuing operations
     before income taxes and extraordinary
     items........................................      51.2       12.1       3.4    (20.3)    (40.7)
Income tax provision (benefit)....................      19.0        4.5       1.0     (5.9)     (0.9)
                                                    --------   --------   -------   ------   -------
  Earnings (loss) from continuing operations, net
     of income taxes..............................      32.2        7.6       2.4    (14.4)    (39.8)
Earnings (loss) from discontinued operations, net
  of income taxes(b)..............................      42.8      (22.6)     28.3     91.2      97.3
Extraordinary items, net of income taxes(c).......        --       (4.4)       --     (2.3)     (2.9)
                                                    --------   --------   -------   ------   -------
  Net earnings (loss).............................      75.0      (19.4)     30.7     74.5      54.6
Preferred dividend requirements...................      12.0        6.0        --       --        --
                                                    --------   --------   -------   ------   -------
  Net earnings (loss) applicable to common
     stock........................................  $   63.0   $  (25.4)  $  30.7   $ 74.5   $  54.6
                                                    ========   ========   =======   ======   =======
EARNINGS (LOSS) PER SHARE
  Continuing Operations
     Basic........................................  $   0.62   $   0.05   $  0.09   $(0.55)  $ (1.62)
     Diluted......................................  $   0.62   $   0.05   $  0.09   $(0.55)  $ (1.62)
  Net Earnings
     Basic........................................  $   1.94   $  (0.86)  $  1.16   $ 2.87   $  2.22
     Diluted......................................  $   1.92   $  (0.86)  $  1.14   $ 2.81   $  2.18
Weighted Average Common Shares -- Basic
  (millions)......................................      32.4       29.4      26.4     26.0      24.6
Weighted Average Common Shares and Potentially
  Dilutive Common Shares -- Diluted (millions)....      32.8       29.9      26.9     26.5      25.1
EBITDA(d)
  Continuing......................................  $  131.7   $   65.9   $  26.6   $  8.1   $ (11.4)
  Discontinued....................................     110.3       87.0      77.2    166.7     139.2
                                                    --------   --------   -------   ------   -------
     Total EBITDA.................................  $  242.0   $  152.9   $ 103.8   $174.8   $ 127.8
                                                    ========   ========   =======   ======   =======

                                                                YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                      1999       1998      1997      1996     1995
                                                    --------   --------   -------   ------   -------
                                                     (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
CASH FLOWS FROM (USED IN)
  Operating.......................................  $  112.7   $  121.8   $  91.0   $177.7   $  35.0
  Investing.......................................     166.3     (718.6)   (151.5)   (94.2)      2.4
  Financing.......................................    (149.2)     606.6      41.5    (75.9)    (37.8)
                                                    --------   --------   -------   ------   -------
     Increase (Decrease) in Cash and Cash
       Equivalents................................  $  129.8   $    9.8   $ (19.0)  $  7.6   $  (0.4)
                                                    ========   ========   =======   ======   =======
CAPITAL EXPENDITURES(e)
  Refining and Marketing..........................  $   71.2   $   38.0   $  43.9   $ 11.1   $   9.3
  Marine Services.................................       2.7        4.2       9.4      6.9       0.4
  Other...........................................      10.8        7.8       1.3      0.4       0.8
                                                    --------   --------   -------   ------   -------
     Total from Continuing Operations.............      84.7       50.0      54.6     18.4      10.5
  Discontinued Operations.........................      56.5      135.1      92.9     66.6      53.4
                                                    --------   --------   -------   ------   -------
     Total Capital Expenditures...................  $  141.2   $  185.1   $ 147.5   $ 85.0   $  63.9
                                                    ========   ========   =======   ======   =======
BALANCE SHEET
  Current Assets..................................  $  611.6   $  370.2   $ 153.2   $196.1   $ 161.7
  Property, Plant and Equipment, Net..............  $  731.6   $  691.4   $ 236.0   $197.0   $ 182.1
  Net Assets of Discontinued Operations...........  $     --   $  212.7   $ 191.6   $138.5   $ 143.4
  Total Assets....................................  $1,486.5   $1,406.4   $ 610.4   $558.8   $ 508.1
  Current Liabilities.............................  $  321.6   $  187.8   $  91.7   $114.7   $  94.5
  Total Long-Term Debt and Other Obligations(f)...  $  417.6   $  543.9   $ 132.3   $ 89.3   $ 164.5
  Stockholders' Equity(f)(g)......................  $  623.1   $  559.2   $ 333.0   $304.1   $ 216.5
  Current Ratio...................................     1.9:1      2.0:1     1.7:1    1.7:1     1.7:1
  Working Capital.................................  $  290.0   $  182.4   $  61.5   $ 81.4   $  67.2
  Total Debt to Capitalization (f)................        40%        49%       28%      23%       43%
  Common Stock Outstanding (million shares)
     (f)(g).......................................      32.4       32.3      26.3     26.4      24.8
  Book Value Per Common Share.....................  $  14.14   $  12.19   $ 12.66   $11.51   $  8.74

---------------

(a) Segment operating profit (loss) equals gross operating revenues, gains and losses on asset sales and other income less applicable segment costs of sales, operating expenses, depreciation and other items. Income taxes, interest expense and corporate general and administrative and other expenses are not included in determining segment operating profit. In 1998, a charge of $19 million for special incentive compensation, of which $7 million related to operating segments, was classified as corporate other expense and not charged to segment operating profit. See Notes C and L of Notes to Consolidated Financial Statement in Item 8.

(b) In December 1999, the Company sold its U.S. and Bolivian exploration and production operations and recorded an aftertax gain of $39.1 million ($1.19 per diluted share) from the sale of these operations (see Note D of Notes to Consolidated Financial Statements in Item 8). In 1998, these operations incurred pretax write-downs of oil and gas properties of $68.3 million ($43.2 million aftertax or $1.47 per diluted share) and recognized pretax income from receipt of contingency funds of $21.3 million ($13.4 million aftertax or $0.45 per diluted share). The discontinued operations included $60 million pretax income ($42 million aftertax or $1.58 per diluted share) from termination of a natural gas contract in 1996 and a $33.5 million pretax gain ($33.5 million aftertax or $1.33 per diluted share) from the sale of certain interests in the Bob West Field in 1995.

(c) Extraordinary losses on debt extinguishments, net of income tax benefits, were $4.4 million ($0.15 per basic and diluted share), $2.3 million ($0.09 per basic and diluted share) and $2.9 million ($0.12 per basic share, $0.11 per diluted share) in 1998, 1996 and 1995, respectively. See Note F of Notes to Consolidated Financial Statements in Item 8.

(d) EBITDA represents earnings before extraordinary items, interest and financing costs, income taxes and depreciation, depletion and amortization (including oil and gas property write-downs in 1998). While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis.

(e) Excluding amounts to fund acquisitions in the Refining and Marketing segment in 1998 and the Marine Services segment in 1996.

(f) In conjunction with the acquisitions in 1998, the Company refinanced its existing indebtedness and issued senior subordinated notes and additional equity securities, including $165 million of 7.25% Mandatorily Convertible Preferred Stock which is included in stockholders' equity. See Note F of Notes to Consolidated Financial Statements in Item 8.

(g)  The Company has not paid dividends on its Common Stock since 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Those statements in the Management's Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" on page 35 for discussion of the factors which could cause actual results to differ materially from those projected in such statements.

OVERVIEW

     The Company's strategy is to (i) maximize earnings, cash flows and return on capital employed and increase its competitiveness by reducing costs, increasing efficiencies and optimizing existing assets and (ii) expand its overall market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is further improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures. Through redeployment of capital, the Company believes it will create new shareholder value.

     A major step of this strategy was completed in December 1999 when the Company sold its exploration and production operations. Although both the Refining and Marketing and Exploration and Production segments had growth opportunities, given the Company's strategic objectives and its desire to improve financial flexibility, management believed that it would not be able to prudently fund all these opportunities. The sale of the exploration and production operations generated over $300 million in cash proceeds at closing, which have been used to repay debt and for other corporate purposes, and allows the Company to focus on its downstream businesses.

     In 1999, the Company completed its first full year of operating the refining and marketing assets in Hawaii (acquired in May 1998) and in Washington (acquired in August 1998). These acquisitions significantly increased Tesoro's annual revenues and the scope of its Refining and Marketing operations. The acquisitions positioned Tesoro to participate actively in the atypical market conditions experienced on the U.S. West Coast which contributed significantly to profitability in the 1999 second quarter and first half of the 1999 third quarter. Management believes that, in the first nine months of 1999, the Company generated synergies among its three refineries of approximately $25 million, primarily through improvements in marketing, logistics and manufacturing processes which will continue to benefit Tesoro in the future. As part of the Company's acquisition strategy, the Company will continue to pursue other opportunities that are operationally and geographically complementary with its asset base.

     Management has also developed programs to improve profitability from its existing asset base. These improvements are focused on manufacturing, marketing and cost reduction. In manufacturing, management believes that improvements, such as the installation of a distillate treater in 1999 and the commencement of a heavy oil conversion project in 2000 at the Washington refinery, will shift the margin structure of this refinery to a higher, more competitive level. In addition, marketing improvements, such as forming alliances with high-volume retail operations like Wal-Mart, will move the Company's products into higher-value market channels. The Company has initiated an evaluation of its cost structure, with specific emphasis on the Alaska operations. Concurrent with the broad-based cost review, a full range of options relative to marketing products in Alaska, such as supplying the Alaska market from other sources, will be evaluated as well as a restructuring that could include the sale, or closure of part, or all, of the Alaskan assets. Management expects to complete this review by April 30, 2000.

BUSINESS ENVIRONMENT

     The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the cost of crude oil used for refinery feedstocks and the price of refined products can result in changes in margins from the Refining and Marketing operations, as prices received for refined products may or may not keep pace with changes in crude oil costs. The Company also purchases refined products manufactured by others that are later resold; changes in price levels of refined products can result in changes in margins on such activities. Energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

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

RESULTS OF OPERATIONS

SUMMARY

     Tesoro's earnings from continuing operations for 1999 were $32.2 million ($0.62 per basic and diluted share), compared with $7.6 million ($0.05 per basic and diluted share) in 1998 and $2.4 million ($0.09 per basic and diluted share) in 1997. On a per share basis, net earnings for 1999 and 1998 were impacted by the issuance of preferred stock and additional shares of common stock in mid-1998. The improvement in 1999 earnings was mainly due to higher operating profit from the Company's Refining and Marketing segment. Increased throughput and sales volumes from operations acquired in mid-1998, refinery efficiency and reliability, and profits from purchasing and selling products manufactured by others contributed to the Refining and Marketing results. Partially offsetting these improvements were increased general and administrative expenses and interest and financing costs during 1999. See table below for significant items affecting comparability which occurred in 1998.

     Tesoro's net earnings for 1999 were $75.0 million ($1.94 per basic share and $1.92 per diluted share), compared to a net loss of $19.4 million ($0.86 per basic and diluted share) in 1998 and net earnings of $30.7 million ($1.16 per basic share and $1.14 per diluted share) in 1997. In 1998, the Company incurred an aftertax extraordinary loss of $4.4 million for early extinguishment of debt. During 1999, discontinued operations contributed $42.8 million to net earnings, including an aftertax gain of $39.1 million from the sale of these operations. In 1998, discontinued operations incurred a net loss of $22.6 million, which included $43.2 million in aftertax write-downs of oil and gas properties and $13.4 million in aftertax income from receipt of contingency funds related to these operations.

SIGNIFICANT ITEMS AFFECTING COMPARABILITY

     Significant items affecting the comparability between results for the years ended December 31, 1999, 1998 and 1997 are highlighted in the table below (in millions except per share amounts):

                                                              1999     1998    1997
                                                              -----   ------   -----
Net Earnings (Loss) as Reported.............................  $75.0   $(19.4)  $30.7
Deduct Significant Items, Aftertax:
  Operating results from discontinued operations............    3.7    (22.6)   28.3
  Gain from sales of discontinued operations................   39.1       --      --
  Extraordinary loss on debt extinguishment.................     --     (4.4)     --
  Charge for special incentive compensation.................     --    (12.0)     --
                                                              -----   ------   -----
Earnings from Continuing Operations Excluding Significant
  Items.....................................................   32.2     19.6     2.4
Preferred Dividend Requirements.............................   12.0      6.0      --
                                                              -----   ------   -----
Earnings from Continuing Operations Applicable to Common
  Stock Excluding Significant Items.........................  $20.2   $ 13.6   $ 2.4
                                                              =====   ======   =====
Earnings (Loss) Per Share -- Basic:
  As Reported...............................................  $1.94   $(0.86)  $1.16
  Deduct Significant Items, Aftertax:
     Operating results from discontinued operations.........   0.11    (0.76)   1.07
     Gain from sales of discontinued operations.............   1.21       --      --
     Extraordinary loss.....................................     --    (0.15)     --
     Effect of other significant items......................     --    (0.41)     --
                                                              -----   ------   -----
  From Continuing Operations Excluding Significant Items....  $0.62   $ 0.46   $0.09
                                                              =====   ======   =====
Earnings (Loss) Per Share -- Diluted:
  As Reported...............................................  $1.92   $(0.86)  $1.14
  Deduct Significant Items, Aftertax:
     Operating results from discontinued operations.........   0.11    (0.76)   1.05
     Gain from sales of discontinued operations.............   1.19       --      --
     Extraordinary loss.....................................     --    (0.15)     --
     Effect of other significant items......................     --    (0.40)     --
                                                              -----   ------   -----
  From Continuing Operations Excluding Significant Items....  $0.62   $ 0.45   $0.09
                                                              =====   ======   =====

     A discussion and analysis of the factors contributing to results of operations are presented below. The accompanying consolidated financial statements and related notes, together with the following information, are intended to provide shareholders and other investors with a reasonable basis for assessing the Company's operations, but should not serve as the sole criterion for predicting the future performance of the Company. The Company conducts its operations in two business segments: (1) Refining and Marketing and (2) Marine Services.

REFINING AND MARKETING

                                                                1999        1998       1997
                                                              ---------   ---------   -------
                                                              (DOLLARS IN MILLIONS EXCEPT PER
                                                                      BARREL AMOUNTS)
GROSS OPERATING REVENUES
  Refined products..........................................  $2,739.5    $1,198.2    $643.7
  Other, primarily merchandise and crude oil resales........      79.9        69.8      77.2
                                                              --------    --------    ------
       Gross Operating Revenues.............................  $2,819.4    $1,268.0    $720.9
                                                              ========    ========    ======
SEGMENT OPERATING PROFIT
  Gross margin:
     Refinery (a)...........................................  $  494.1    $  307.3    $116.9
     Non-refinery (b).......................................      62.4        22.6      13.0
                                                              --------    --------    ------
       Total gross margin...................................     556.5       329.9     129.9
  Operating expenses and other..............................     396.3       235.1      96.7
  Depreciation and amortization.............................      37.8        25.1      12.7
                                                              --------    --------    ------
       Segment Operating Profit.............................  $  122.4    $   69.7    $ 20.5
                                                              ========    ========    ======
CAPITAL EXPENDITURES........................................  $   71.2    $   38.0    $ 43.9
                                                              ========    ========    ======
REFINERY THROUGHPUT (thousands of barrels per day)(c)
  Alaska....................................................      48.7        57.6      50.2
  Hawaii....................................................      86.9        48.3        --
  Washington................................................      98.1        42.6        --
                                                              --------    --------    ------
       Total Refinery Throughput............................     233.7       148.5      50.2
                                                              ========    ========    ======
REFINED PRODUCTS MANUFACTURED (thousands of barrels per
  day)(c)
  Gasoline and gasoline blendstocks.........................      92.9        50.9      12.8
  Jet fuel..................................................      58.3        40.6      15.4
  Diesel fuel...............................................      32.7        18.8       6.2
  Heavy oils and residual products..........................      42.9        33.5      14.8
  Other, including liquefied petroleum gas..................      17.0         9.7       2.3
                                                              --------    --------    ------
       Total Refined Products Manufactured..................     243.8       153.5      51.5
                                                              ========    ========    ======
REFINERY SYSTEM PRODUCT SPREAD ($/barrel)(d)(e).............  $   5.79    $   5.67    $ 6.38
                                                              ========    ========    ======
SEGMENT PRODUCT SALES (thousands of barrels per day)(c)(f)
  Gasoline and gasoline blendstocks.........................     123.7        58.4      17.4
  Jet fuel..................................................      75.5        45.9      19.7
  Diesel fuel...............................................      47.1        24.2      10.9
  Heavy oils, residual products and other...................      47.2        39.3      17.9
                                                              --------    --------    ------
       Total Product Sales..................................     293.5       167.8      65.9
                                                              ========    ========    ======
SEGMENT PRODUCT SALES PRICES ($/barrel)
  Gasoline..................................................  $  29.62    $  24.22    $33.71
  Middle distillates........................................  $  25.18    $  19.79    $28.36
  Heavy oils and residual products..........................  $  16.09    $  12.12    $17.30

SEGMENT GROSS MARGINS ON PRODUCT SALES ($/barrel)(g)
  Average sales price.......................................  $  25.57    $  19.56    $26.76
  Average costs of sales....................................     20.59       14.49     21.92
                                                              --------    --------    ------
       Gross Margin.........................................  $   4.98    $   5.07    $ 4.84
                                                              ========    ========    ======

---------------
(a) Represents throughput at the Company's refineries times refinery system product spread.

(b) Non-refinery margin includes merchandise margins, margins on products purchased and resold, and adjustments due to selling a volume and mix of product that is different than actual volumes manufactured.

(c) Volumes for 1999 and 1998 include amounts from the Hawaii operations (acquired in May 1998) and the Washington refinery (acquired in August 1998) averaged over the periods presented. Certain amounts have been reclassified to conform with the current presentation.

(d) Refinery system product spread represents an average for the Company's three refineries. For 1999, the Company's refinery spread per barrel by refinery was approximately $4.74 for Alaska, $4.80 for Hawaii and $6.41 for Washington.

(e) Beginning in the fourth quarter of 1999, the Company identified industry-posted price information to calculate an indicator margin. This indicator margin is an analytical tool which may provide an indication of the direction and magnitude of changes in market conditions that may be representative of market changes which impact Tesoro's refinery system. It is a component, but not a predictor, of Tesoro's actual refinery spread. Other factors including, but not limited to, throughput volumes and mix, yield percentages and inventory changes, determine actual refinery spread. For 1999, the indicator margin was approximately equal to Tesoro's actual refinery system product spread of $5.79 per barrel. The indicator margin utilizes industry-posted prices, such as Pacific Northwest gasoline and diesel fuel prices; Los Angeles jet fuel prices; Seattle industrial fuel oil prices; Alaska North Slope crude oil prices; and West Texas intermediate crude oil prices. The indicator margin is posted weekly on the Company's website at www.tesoropetroleum.com/investor/indicator_margin.html.

(f) Sources of total product sales included products manufactured at the Company's refineries, products drawn from inventory balances and products purchased from third parties.

(g) Gross margins on product sales included margins on sales of manufactured and purchased products and the effects of inventory changes.

     1999 Compared with 1998. Segment operating profit for the Company's Refining and Marketing operations was $122.4 million in 1999, an increase of $52.7 million from segment operating profit of $69.7 million in 1998. Contributing to the increase was a full year of results from the Washington refinery and related marketing operations in 1999, compared to five months in 1998. Similarly, the Hawaii refinery and operations contributed to operating profit for the full year in 1999; however, the 1999 results were lower than in the seven months included in 1998.

     Segment operating profit increased significantly during the 1999 second quarter and first half of the 1999 third quarter due primarily to stronger than normal market conditions on the West Coast. Refining margins during this period were strong in the western U.S. due to seasonal demand, product supply disruptions caused by operating problems at other refineries, and a rupture of the major refined products pipeline which serves the Pacific Northwest region. However, in the fourth quarter of 1999, margins were adversely impacted as industry refining capacity on the West Coast came back on-line, refined product imports into the West Coast continued, and crude costs escalated rapidly. The Company's refinery-system product spread, which averaged approximately $8.07 per barrel in the month of July 1999 and $7.16 per barrel in the month of August 1999, dropped precipitously during the 1999 fourth quarter to approximately $4.30 per barrel in the month of December 1999. In addition, during the 1999 fourth quarter, lower refinery throughputs, caused primarily by the scheduled turnaround of the Washington refinery's crude distillation and catalytic reformer units for 25 days in October, reduced overall system throughput to an average of 208,100 barrels per day. Management estimates that, had the Company been able to operate the Washington refinery during the turnaround, an additional $8 million in segment operating profit would have been realized during the 1999 fourth quarter.

     Revenues from sales of refined products in the Refining and Marketing segment increased in 1999, primarily due to the higher sales volumes from the acquisitions, higher product prices and increased sales volumes of purchased product. The increase in other revenues during 1999 included higher retail merchandise sales, primarily from the Hawaii acquisition, and $4.5 million in revenues from the sub-charter of vessels to third parties, partially offset by lower crude oil resales. The increase in costs of sales reflected higher volumes associated with the acquisitions, increased prices for feedstock and products, and higher purchased product volumes. During 1999, the Company reduced inventory levels by approximately 2.5 million barrels from the prior year-end level, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in previous years. This LIFO liquidation resulted in a decrease in costs of sales of $8.4 million pretax in 1999.

     During 1999, the Refining and Marketing segment benefited from the Company's focus on manufacturing efficiency and reliability, as well as distribution costs and marketing flexibility. The Company maintained a flexible supply of crude oils and other feedstocks and operated the refineries at economic rates, which all contributed to the improvement in operating profit. Throughput for the Company's refinery-system averaged 233,700 barrels per day during 1999, which included 39% foreign crude oil, 28% Alaska North Slope crude oil, 18% Canadian crude oil, 13% Alaska Cook Inlet crude oil and 2% intermediate feedstocks. Overall refinery gross margin increased to $494.1 million in 1999 due to the higher throughput volumes and an increase in average refinery system product spread per barrel to $5.79 in 1999 compared to $5.67 per barrel in 1998. During 1999, products from the Company's refineries accounted for approximately 83% of its sales volume, compared with 91% in 1998.

     Margins from non-refinery activities increased to $62.4 million in 1999 due primarily to higher sales of purchased refined products and increased merchandise sales. Included in non-refinery margin was approximately $32.5 million from sales of purchased refined product compared to $3.8 million in the prior year. Operating expenses and depreciation and amortization increased in 1999 primarily due to the acquisitions.

     Outlook and Other Factors. During the 1999 fourth quarter, the Company completed the installation of a distillate treater at the Washington refinery which will enable the refinery to increase its production of low-sulfur diesel fuel and jet fuel beginning in the first quarter of 2000. The distillate treater installation, together with licensing fees and supporting infrastructure, cost approximately $13 million. Management believes that the distillate treater installation will add between $6 million to $8 million to annual operating profit. Other significant investment projects and capital spending plans to improve the Company's profitability are discussed in "Liquidity and Capital Resources -- Capital Spending."

     In 1999, the Company entered into a charter for a double-hull tanker to be used for transporting crude oil and refined products. Under the terms of the new charter, Tesoro will receive one of the new Lightship Class tankers. The new charter, which has a three-year primary term beginning in May 2000 and two one-year options, will require future minimum annual lease payments of approximately $10 million. The new charter will save the Company approximately $6 million annually when it replaces the Chesapeake Trader, which goes off charter to Tesoro in May 2000. Tesoro has another ship under charter, the Potomac Trader, which goes off charter to Tesoro in September 2000. Management is continuing to evaluate the Company's requirements for chartered vessels and believes that, based on current market conditions, shipping costs will be further reduced in 2000 and 2001.

     For the year 2000, management estimates, based on current operations, that the Company's refinery-system throughput will average approximately 260,000 barrels per day and refined products manufactured will average 270,000 barrels per day, subject to seasonality experienced during the interim periods. One maintenance turnaround is scheduled in 2000 for the hydrocracker and catalytic reformer units at the Hawaii refinery. Feedstock for the refineries is expected to consist of approximately 42% crude oil from foreign sources, 25% crude oil from Alaska's North Slope, 15% crude oil from Canada, 12% crude oil from Alaska's Cook Inlet and 6% intermediate feedstocks. The Company's refinery-system yield, based on current operations, is expected to consist of approximately 36% gasoline, 26% jet fuel, 15% diesel fuel and 23% heavy oils and other products during 2000.

     The Company improved the fundamental earnings potential of its Refining and Marketing segment with the acquisitions in 1998 and the realization of synergies in 1999. The Company is further improving profitability by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. In addition, the Company has initiated an evaluation of its cost structure, with specific emphasis on the Alaska operations. Future profitability of this segment, however, will continue to be influenced, either positively or negatively, by market conditions and other additional factors that are beyond the control of the Company.

     1998 Compared with 1997. Segment operating profit from the Refining and Marketing operations totaled $69.7 million in 1998, an increase of $49.2 million from segment operating profit of $20.5 million in 1997. The increase in segment operating profit was primarily due to higher throughput and sales volumes from the acquired refineries and improved refined product yields in Alaska. Financial results from the acquired operations have been included since the dates of acquisition. The Hawaii acquisition was completed on May 29, 1998, and the Washington acquisition was completed on August 10, 1998. These acquisitions contributed positively to the segment's operating profit in 1998; however, on a consolidated basis, these results were largely offset by increased corporate interest and financing costs.

     During 1998, the Company's refined product yields in Alaska benefited from an expansion of the hydrocracker unit completed in October 1997. The expansion, which increased the unit's capacity by approximately 25%, enables production of more jet fuel. Segment results were favorably impacted by this expansion beginning in the fourth quarter of 1997. During 1998, average throughput at the Alaska refinery increased by 7,400 barrels per day, a 15% increase over 1997 which included a 30-day maintenance turnaround. Production of jet fuel at this refinery increased by approximately 30% over 1997 due to the hydrocracker expansion and higher throughput levels.

     The Alaska hydrocracker expansion and the acquisitions contributed to an increase in the proportion of higher value gasoline and middle distillates manufactured by the Company in 1998. Conversely, the proportion of lower value heavy oils and residual products manufactured by the Company decreased in 1998. The higher-value mix of product partly offset market pressures which decreased year-to-year refinery product spreads to $5.67 per barrel in 1998 from $6.38 per barrel in 1997. Increased gross margin of $5.07 per barrel in 1998, which compare to $4.84 per barrel in 1997, reflected the higher-value mix of manufactured product and a reduction in products purchased and resold. In 1998, products from the Company's refineries accounted for approximately 91% of its sales volume, compared with 78% in 1997.

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

MARINE SERVICES

                                                               1999     1998     1997
                                                               ----     ----     ----
                                                                   (IN MILLIONS)
Gross Operating Revenues
  Fuels.....................................................  $155.7   $ 91.1   $104.5
  Lubricants and other......................................    13.5     15.9     16.4
  Services..................................................    11.7     11.6     11.3
                                                              ------   ------   ------
     Gross Operating Revenues...............................   180.9    118.6    132.2
Costs of Sales..............................................   135.4     79.0     96.7
                                                              ------   ------   ------
  Gross Profit..............................................    45.5     39.6     35.5
Operating Expenses and Other................................    34.2     28.6     27.5
Depreciation and Amortization...............................     2.7      2.4      1.7
                                                              ------   ------   ------
  Segment Operating Profit..................................  $  8.6   $  8.6   $  6.3
                                                              ======   ======   ======
Sales Volumes (millions of gallons):
  Fuels, primarily diesel...................................   291.0    180.8    156.4
  Lubricants................................................     2.0      2.3      2.7
Capital Expenditures........................................  $  2.7   $  4.2   $  9.4

     1999 Compared with 1998. Total segment operating profit for Marine Services was $8.6 million for 1999, unchanged from 1998. Of this operating profit, $0.6 million was earned in the first half of 1999 and $8.0 million was earned in the last half of 1999. The Marine Services operations in the Gulf of Mexico, which are largely dependent on the level of oil and gas drilling, workover, construction and seismic activity in the Gulf, were negatively impacted by the low level of drilling activity during the first half of 1999. However, the business climate improved during the latter half of 1999 with the number of drilling rigs served by Tesoro's terminals increasing to a high of 35 as compared to eight in March 1999. The recovery by the Company in the last half of 1999 was due in part to the increased drilling activity and better cost management.

     Also contributing to the segment's operating profit primarily in the last half of 1999 were the West Coast marine operations which the Company purchased on June 17, 1999. This purchase of the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC, included inventory and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, and expanded the Marine Services segment's presence on the West Coast. These operations, which were included in the Marine Services segment since the date of purchase, contributed $62.3 million to revenues, 126.9 million gallons to fuel sales volumes and $2.6 million to segment operating profit in 1999.

     Excluding the impact of the new West Coast operations, revenues for Marine Services would have been unchanged and segment operating profit would have declined by $2.6 million in 1999 as compared with 1998. The effect of higher spot fuel prices on revenues was offset by declines in volumes. The decline in Gulf of Mexico operating profit was mainly due to lower fuel sales volumes and other product margins. The increase in the segment's operating expenses and other during 1999 reflected the additional West Coast operations. In 1999, both the West Coast and Gulf of Mexico operations benefited from low costs of inventories.

     In March 2000, management commenced a realignment of its operational organization which includes the transfer of the Marine Services segment's West Coast operations to the Refining and Marketing segment.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $34.1 million in 1999, compared with $19.7 million in 1998 and $13.6 million in 1997. The $14.4 million increase in 1999 was primarily due to costs related to the implementation of an integrated enterprise-wide information system and higher employee costs associated with business development and personnel realignment. When comparing 1998 to 1997, the increase was primarily due to higher employee costs and professional fees partly due to the design phases of the system implementation which commenced in 1998.

INTEREST AND FINANCING COSTS

     Interest and financing costs totaled $37.6 million in 1999, compared with $25.2 million in 1998 and $8.1 million in 1997. The $12.4 million increase in 1999, compared to 1998, was primarily due to a full year's interest on the 9% Senior Subordinated Notes, which were issued to finance the acquisitions in 1998. The $17.1 million increase in 1998, compared to 1997, was primarily due to higher borrowings under the Company's credit arrangements and the issuance of debt securities in July 1998 which were used to fund acquisitions, to refinance debt and obligations and for other corporate purposes (see Note F of Notes to Consolidated Financial Statements in Item 8.)

     Corporate interest expense allocated to discontinued operations was based on net assets and amounted to $10.6 million, $7.8 million and $0.2 million in 1999, 1998 and 1997, respectively. See Note D of Notes to Consolidated Financial Statements in Item 8. Interest and financing costs reported in the Company's Statements of Consolidated Operations is after the allocation to discontinued operations.

OTHER EXPENSE

     Other expense totaled $9.3 million in 1999, compared with $23.3 million in 1998 and $3.3 million in 1997. In 1999, other expense included a $3 million provision for settlement of claims by the State of Hawaii (see Note M of Notes to Consolidated Financial Statements in Item 8) and increased corporate depreciation. In 1998, the Company incurred a charge for special incentive compensation which was earned in the second quarter when the market price of the Company's Common Stock achieved a specific performance target (see Note L of Notes to Consolidated Financial Statements in Item 8). This charge totaled $19 million, of which $7 million related to operating segment employees. There was no material comparable charge recorded in 1997.

INCOME TAX PROVISION

     Income taxes on continuing operations increased to $19.0 million in 1999, from $4.5 million in 1998 and $1.0 million in 1997. This increase was due to the higher pretax earnings from continuing operations. The Company's effective income tax rates were 37%, 37% and 32% in 1999, 1998 and 1997, respectively. See Note G of Notes to Consolidated Financial Statements in Item 8 for further information on income taxes and Note D for income taxes related to discontinued operations.

DISCONTINUED OPERATIONS

     Earnings from discontinued operations in 1999 of $42.8 million (net of income tax expense of $29.6 million), or $1.30 per diluted share, included aftertax operating results of $3.7 million from the Company's U.S. and Bolivian exploration and production operations up until the closing dates of the sales of these operations and a $39.1 million aftertax gain on the sale of these operations in December 1999. Prior periods have been restated to reflect the exploration and production business as discontinued operations. In 1998, discontinued operations had a net loss of $22.6 million, or $0.76 per diluted share, which included aftertax write-downs of oil and gas properties of $43.2 million and aftertax income of $13.4 million for the receipt of contingency funds from an operator. Discontinued operations contributed $28.3 million to net earnings in 1997. See Note D of Notes to Consolidated Financial Statements in Item 8 for further information on allocated interest expense and income taxes related to discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

     The Company's primary sources of liquidity are cash flows from operations and borrowing availability under a revolving line of credit. Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend requirements. Based upon current needs, management believes that the available capital resources will be adequate to meet its capital requirements.

     The Company operates in an environment where its liquidity and capital resources are impacted by changes in supply of and demand for crude oil and refined petroleum products, market uncertainty and a variety of additional risks that are beyond the control of the Company. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. The Company's future capital expenditures, as well as borrowings under its credit arrangements and other sources of capital, will be affected by these conditions.

CAPITALIZATION

     The Company's capital structure at December 31, 1999, was comprised of the following (in millions):

Debt and obligations outstanding, including current
  maturities:
  Senior Credit Facility
     Revolver...............................................   $   --
     Tranche B Term Loan....................................       81
  9% Senior Subordinated Notes..............................      297
  BHP Note..................................................       24
  Other senior debt and obligations.........................       16
                                                               ------
          Total debt and obligations........................      418
Mandatorily Convertible Preferred Stock.....................      165
Common stockholders' equity.................................      458
                                                               ------
          Total Capitalization..............................   $1,041
                                                               ======

     In addition, at December 31, 1999, the Company had cash and cash equivalents of $142 million, which included a portion of the proceeds from the sale of the exploration and production operations. At December 31, 1999, the Company's total debt to capitalization ratio was 40%, while debt, net of cash, to capitalization was 31%. In March 2000, the Company repaid the Tranche B Term Loan and the BHP Note.

     The Senior Credit Facility, Senior Subordinated Notes and Preferred Stock, as defined below, impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for anticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

     For further information on the Company's capital structure, see Note F of Notes to Consolidated Financial Statements in Item 8.

CREDIT ARRANGEMENTS

     The Company has financing and credit arrangements under a three-year senior credit facility ("Senior Credit Facility"), dated July 2, 1998, with a consortium of banks. The Senior Credit Facility was comprised of term loan facilities aggregating $200 million ("Term Loans") and a $300 million revolving credit and letter of credit facility ("Revolver"). In April 1999, the Company reduced commitments under the Revolver from

$300 million to $175 million, reducing commitment fees. The Company used a portion of the proceeds from the sale of its exploration and production operations to prepay $97.4 million of the Term Loans in December 1999 and $80.9 million of Term Loans in March 2000. Based on current needs, the Company believes that the remaining credit capacity of $175 million under the Revolver, together with existing cash and internally-generated cash flows, is sufficient to fund capital expenditures and working capital requirements. At December 31, 1999, unused availability under the Senior Credit Facility was approximately $172 million.

     The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these covenants at December 31, 1999. The terms of the Senior Credit Facility allow for payment of cash dividends on the Company's Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its 7.25% Mandatorily Convertible Preferred Stock. The Senior Credit Facility is guaranteed by substantially all of the Company's active direct and indirect subsidiaries ("Guarantors") and is secured by substantially all of the domestic assets of the Company and each of the Guarantors.

     For further information concerning debt maturities and restrictions and covenants, see Note F of Notes to Consolidated Financial Statements in Item 8.

DEBT SERVICE AND PREFERRED DIVIDENDS

     The Company's funded debt obligations as of December 31, 1999 totaled $418 million. After the repayments in March 2000, discussed above, the Company's total debt was reduced to approximately $313 million, primarily consisting of the 9% Senior Subordinated Notes due 2008, Series B ("Senior Subordinated Notes"). The Senior Subordinated Notes, which were issued in 1998 at an aggregate principal amount of $300 million, have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. These covenants and restrictions are less restrictive than those under the Senior Credit Facility.

     The Company has 10,350,000 Premium Income Equity Securities ("PIES") outstanding, which represent fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock ("Preferred Stock"). Holders of PIES are entitled to receive a cash dividend. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock at the time of conversion. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events.

COMMON STOCK SHARE REPURCHASE PROGRAM

     In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represents approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company will repurchase Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from internally-generated cash flow. The stock may be used to meet employee benefit plan requirements and other corporate purposes. Under the program, the Company has repurchased 718,600 shares of Common Stock for approximately $6.8 million through March 20, 2000.

CAPITAL SPENDING

     During 1999, the Company's capital expenditures totaled $141 million ($85 million for continuing operations and $56 million for discontinued operations) that were funded primarily with internally-generated cash flows. Capital improvements for the Refining and Marketing segment during 1999 totaled $71 million, which included the installation of a distillate treater at the Washington refinery, acquisition of a terminal in Alaska, retail gas station projects and various other refinery and terminal improvements. Other capital spending for continuing operations during 1999 was primarily related to the implementation of an integrated enterprise-wide information system and purchase of the West Coast marine fuel operations. Capital expenditures for the discontinued exploration and production operations were primarily for drilling wells in the U.S. and Bolivia.

     For 2000, the Company has initiated two significant capital investment projects. First, Tesoro's Board of Directors has approved funding for a heavy oil conversion project at the Washington refinery. Management believes that this project, which has an estimated total cost of $75 million to $80 million, will be completed in late 2001. Management expects to spend approximately $28 million of the total cost in the year 2000. Secondly, the Company has entered into an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in eleven western states. In the initial phase of this program, the Company plans to build 30 to 40 facilities, each with an estimated cost of approximately $500,000. On March 2, 2000, the Company accepted the first 14 sites offered by Wal-Mart. See Note M of Notes to Consolidated Financial Statements in Item 8.

     The Company's total capital program for 2000 is $115 million. Tesoro plans to spend $72 million for projects at its refineries, including $28 million for the conversion project, $20 million for other economic projects, $13 million for sustaining capital, $8 million for environmental projects and $3 million for health and safety projects. Tesoro's retail capital program is planned at $36 million, of which $32 million is for economic projects. The retail capital program will fund new station construction under the terms of the agreement with Wal-Mart, improvements to existing company-owned and operated stations at other sites, expansion of Tesoro's dealer/jobber network, and construction of other new company-owned and operated sites. Tesoro's retail program will target growth in the western U.S. The Marine Services segment has a $5 million capital budget, which includes $2 million of economic capital. Corporate capital expenditures are planned at $2 million, primarily for upgrades to information systems software and technology.

     Management plans to fund its capital program in 2000 with existing cash and internally-generated cash flows, which should preserve the Company's financial condition and permit the Company to pursue other growth opportunities.

MAJOR MAINTENANCE COSTS

     In 1999, the Company incurred a total of $22 million in major maintenance costs and catalyst changes associated with two refinery turnarounds. In May 1999, the Company incurred $9 million at its Alaska refinery. The costs of this turnaround are being amortized over a 24-month period until the next turnaround which is projected to occur in 2001. In October 1999, the Company incurred $13 million of turnaround costs at its Washington refinery. The costs of this turnaround, which included the Washington refinery's crude distillation and catalytic reformer units, are being amortized over a 48-month period until the next turnaround of these units which is projected to occur in 2003. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $27 million in 1999.

     For 2000, the Company has scheduled a turnaround, including catalyst change, for certain units at its Hawaii refinery. The total cost is estimated at $8 million. Amortization of turnaround costs, other major maintenance costs and catalysts for 2000 are projected to total $24 million.

CASH FLOW SUMMARY

     Components of the Company's cash flows are set forth below (in millions):

                                                             1999     1998     1997
                                                            ------   ------   -------
Cash Flows From (Used In):
  Operating Activities....................................  $112.7   $121.8   $  91.0
  Investing Activities....................................   166.3   (718.6)   (151.5)
  Financing Activities....................................  (149.2)   606.6      41.5
                                                            ------   ------   -------
Increase (Decrease) in Cash and Cash Equivalents..........  $129.8   $  9.8   $ (19.0)
                                                            ======   ======   =======

     During 1999, net cash from operating activities totaled $113 million, $85 million from continuing operations and $28 million from discontinued operations. Continuing operations provided cash flows from earnings (discussed in "Results of Operations" above) before depreciation and amortization and other non-cash charges partially offset by increased working capital requirements. During 1999, working capital requirements increased due to higher receivables arising in part from higher commodity prices, partially offset by correlating changes in payables and a reduction in inventory levels. Net cash from investing activities of $166 million in 1999 was provided by net proceeds of $309 million from the sale of assets, primarily the exploration and production operations, partially offset by capital expenditures of $85 million for continuing operations and $56 million for discontinued operations. Net cash used in financing activities of $149 million in 1999 primarily represented repayments of debt, including $123 million of Term Loans and other obligations, $61 million of net repayments under the Revolver, and payments of dividends on Preferred Stock of $15 million. These uses of cash in financing activities were partially offset by the issuance of $50 million of Term Loans in January 1999. Gross repayments under the Revolver amounted to $550 million, while gross borrowings amounted to $489 million.

     Working capital totaled $290 million at December 31, 1999, compared to $182 million at year-end 1998. Included in working capital at year-end 1999 were cash and cash equivalents of $142 million, which included remaining proceeds received from the sale of discontinued operations that were being held by the Company for general corporate purposes. Subsequent to year-end 1999, proceeds have been used to repay debt.

     During 1998, net cash from operating activities totaled $122 million, $51 million from continuing operations and $71 million from discontinued operations. Continuing operations provided cash flows from earnings before depreciation and amortization and other non-cash charges and from changes in working capital and other net assets. Cash flows from discontinued operations were due to positive earnings before depreciation, depletion and amortization and write-downs of oil and gas properties together with the receipt of $21 million pretax from an operator, representing contingency funds from an operator that were no longer needed. Net cash used in investing activities of $719 million in 1998 included $536 million for acquisitions and $185 million for capital expenditures ($50 million for continuing operations and $135 million for discontinued operations). Net cash from financing activities of $607 million in 1998 primarily included net proceeds of $533 million from the issuance of equity and debt securities and $150 million from Term Loans, partially offset by net repayments of other debt. Gross borrowings under revolving credit lines and interim credit facility amounted to $944 million, while repayments totaled $916 million. Payments of dividends on Preferred Stock totaled $3 million in 1998. At December 31, 1998, the Company's working capital totaled $182 million, including cash and cash equivalents of $12 million, compared with working capital of $62 million at year-end 1997.

     During 1997, net cash from operating activities totaled $91 million, $14 million from continuing operations and $77 million from discontinued operations. Continuing operations provided cash flows from earnings before depreciation and amortization and other non-cash charges partially offset by working capital and other requirements. Cash flows from discontinued operations were generated by positive earnings before depreciation, depletion and amortization. Net cash used in investing activities of $151 million in 1997 included capital expenditures of $93 million for discontinued operations, $44 million for refining and marketing projects and $9 million for upgrades in marine services. Net cash from financing activities of $41 million in 1997 included net borrowings of $28 million under a former credit facility and receipt of $16 million under a loan for the hydrocracker expansion, partially offset by payments of other long-term debt and repurchases of Common Stock. During 1997, gross borrowings under the Company's former credit facility were $150 million, with $122 million of repayments.

ENVIRONMENTAL

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At December 31, 1999, the Company's accruals for environmental expenses amounted to $13.6 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate. To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $8 million in 2000 and $10 million in 2001. The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. The Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the revised gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

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

YEAR 2000 READINESS DISCLOSURE

     The efficient operation of the Company's business is dependent on its computer hardware, operating systems and software programs (collectively, "Systems and Programs"). These Systems and Programs are used in several key areas of the Company's business, including production and distribution, information management services and financial reporting, as well as in various administrative functions. The goal of the Company's Year 2000 program was to prevent any disruption to the Company's business process or its ability to conduct business resulting from Year 2000 computer issues.

     To identify and eliminate potential disruptions, the Company developed a Year 2000 compliance plan ("Compliance Plan") with respect to those Systems and Programs that were deemed to be critical to the Company's operations and safety. The Company utilized both internal and external resources in evaluating its Systems and Programs, as well as manual processes, external interfaces with customers and services supplied by vendors, to identify potential Year 2000 compliance problems. The Company identified and replaced a number of Systems and Programs that were not Year 2000 compliant. Modification or replacement of the Company's Systems and Programs was performed in-house by Company personnel and external consultants.

     The Company's total cost associated with the Compliance Plan was approximately $3.8 million, of which approximately $1.0 million was spent in 1998. Of the total cost, $2.2 million was capitalized. The costs of implementing the integrated enterprise-wide information system are excluded as this system implementation was undertaken primarily to improve business processes.

     As a result of the Company's plans and preparations, the Company did not experience any significant malfunctions or errors in its Systems and Programs when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its key suppliers, vendors and customers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its key suppliers, vendors and customers.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. The Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. The programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. Gains or losses on hedging activities are recognized when the related physical transactions are recognized as sales or purchases. Transactions, other than hedges, are marked to market. The Company also engages in limited trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. The Company is evaluating the effects that this statement will have on its financial condition, results of operations and financial reporting and disclosures.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, discussions of estimated future revenue enhancements and cost savings, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-K are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil, other refinery feedstocks and refined products; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; results of management's evaluation of the Company's cost structure, specifically the Alaska operations; adverse changes in the credit ratings assigned to the Company's trade credit; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes various financial instruments and enters into agreements which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

     The Company's refining and marketing earnings and cash flows from operations are dependent upon the margin above fixed and variable expenses (including the cost of crude oil feedstocks) at which the Company is able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond the Company's control, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices received by the Company for its refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in the Company's markets.

     The prices at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products; however, the timing of the relative movement of the prices, as well as the overall reduction in product prices, can reduce profit margins and could have a significant impact on the Company's refining operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuation in market prices. At December 31, 1999 and 1998, the Company's inventories of refinery feedstocks and refined products totaled
8.6 million barrels and 11.1 million barrels, respectively. In addition, crude oil supply contracts are generally contracts with market-responsive pricing provisions. The Company purchases its refinery feedstock prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a material effect on the Company's financial results. The Company also purchases refined products manufactured by others. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

     From time to time, the Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. These programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. The Company also engages in limited trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. At December 31, 1999, the Refining and Marketing segment held the following derivative commodity instruments:

     - Crude oil futures contracts to purchase 25,000 barrels in February 2000 at a weighted average price of $25.70 per barrel. The total amount of the contracts was $0.6 million and the fair value approximated the contract amount.
     - Contingent obligations to purchase 150,000 barrels of crude oil in February 2000 at a weighted average strike price of $27.17 per barrel under put options sold by the Company. The amount received for the options was approximately $0.2 million, and the market value of the options was an unrealized loss of $0.3 million at year-end 1999. None of these options, which expired in January 2000, were exercised.

     At December 31, 1999, the Marine Services segment held the following derivative commodity instruments as part of its fuel acquisition program:

     - Heating oil futures contracts to purchase 3.4 million gallons from February through June 2000, at a weighted average price of $0.417 per gallon. The total contract amount was $1.4 million, and the fair value was $2.1 million at year-end 1999.

INTEREST RATE RISK

     Total debt at December 31, 1999 included $81 million of floating-rate debt attributed to the Tranche B Term Loan and $337 million of fixed-rate debt. Although the floating rate debt was repaid in March 2000, the Company will continue to have exposure to short-term interest rate fluctuations based on borrowings under its Revolver. See Note F of Notes to Consolidated Financial Statements in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Tesoro Petroleum Corporation

     We have audited the accompanying consolidated balance sheets of Tesoro Petroleum Corporation and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Petroleum Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
February 7, 2000
(March 13, 2000 as to Note F and
March 2, 2000 as to Note M)

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998*     1997*
                                                              --------   --------   ------
REVENUES
  Refining and marketing....................................  $2,819.4   $1,268.0   $720.9
  Marine services...........................................     180.9      118.6    132.2
                                                              --------   --------   ------
       Total Revenues.......................................   3,000.3    1,386.6    853.1
                                                              --------   --------   ------
OPERATING COSTS AND EXPENSES
  Refining and marketing....................................   2,659.2    1,172.9    687.2
  Marine services...........................................     169.6      107.9    124.7
  Depreciation, depletion and amortization..................      40.5       27.5     14.4
                                                              --------   --------   ------
       Total Operating Costs and Expenses...................   2,869.3    1,308.3    826.3
                                                              --------   --------   ------
SEGMENT OPERATING PROFIT....................................     131.0       78.3     26.8

General and administrative..................................     (34.1)     (19.7)   (13.6)
Interest and financing costs, net of capitalized interest...     (37.6)     (25.2)    (8.1)
Interest income.............................................       1.2        2.0      1.6
Other expense...............................................      (9.3)     (23.3)    (3.3)
                                                              --------   --------   ------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM........................................      51.2       12.1      3.4
Income tax expense..........................................      19.0        4.5      1.0
                                                              --------   --------   ------
EARNINGS FROM CONTINUING OPERATIONS, NET....................      32.2        7.6      2.4
Earnings (loss) from discontinued operations, net of income
  taxes.....................................................      42.8      (22.6)    28.3
                                                              --------   --------   ------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...................      75.0      (15.0)    30.7
Extraordinary loss on extinguishment of debt (net of income
  tax benefit of $2.6)......................................        --       (4.4)      --
                                                              --------   --------   ------
NET EARNINGS (LOSS).........................................      75.0      (19.4)    30.7
Preferred dividend requirements.............................      12.0        6.0       --
                                                              --------   --------   ------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK..............  $   63.0   $  (25.4)  $ 30.7
                                                              ========   ========   ======
EARNINGS PER SHARE FROM CONTINUING OPERATIONS
  Basic.....................................................  $   0.62   $   0.05   $ 0.09
                                                              ========   ========   ======
  Diluted...................................................  $   0.62   $   0.05   $ 0.09
                                                              ========   ========   ======
NET EARNINGS (LOSS) PER SHARE
  Basic.....................................................  $   1.94   $  (0.86)  $ 1.16
                                                              ========   ========   ======
  Diluted...................................................  $   1.92   $  (0.86)  $ 1.14
                                                              ========   ========   ======
WEIGHTED AVERAGE COMMON SHARES -- BASIC.....................      32.4       29.4     26.4
                                                              ========   ========   ======
WEIGHTED AVERAGE COMMON SHARES AND POTENTIALLY
  DILUTIVE COMMON SHARES -- DILUTED.........................      32.8       29.9     26.9
                                                              ========   ========   ======

---------------

* Amounts for the years ended prior to December 31, 1999 have been restated to reflect the exploration and production business as discontinued operations.

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999      1998*
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $  141.8   $   12.0
  Receivables, less allowance for doubtful accounts.........     280.7      138.8
  Inventories...............................................     182.2      207.7
  Prepayments and other.....................................       6.9       11.7
                                                              --------   --------
       Total Current Assets.................................     611.6      370.2
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT
  Refining and marketing....................................     904.3      841.0
  Marine services...........................................      50.0       50.8
  Corporate.................................................      21.8       21.4
                                                              --------   --------
                                                                 976.1      913.2
  Less accumulated depreciation and amortization............     244.5      221.8
                                                              --------   --------
     Net Property, Plant and Equipment......................     731.6      691.4
                                                              --------   --------
NET ASSETS OF DISCONTINUED OPERATIONS.......................        --      212.7
                                                              --------   --------
OTHER ASSETS, NET...........................................     143.3      132.1
                                                              --------   --------
          Total Assets......................................  $1,486.5   $1,406.4
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  214.2   $  112.1
  Accrued liabilities.......................................      80.0       63.2
  Current maturities of long-term debt and other
     obligations............................................      27.4       12.5
                                                              --------   --------
       Total Current Liabilities............................     321.6      187.8
                                                              --------   --------
DEFERRED INCOME TAXES.......................................      85.8       69.9
                                                              --------   --------
OTHER LIABILITIES...........................................      65.8       58.1
                                                              --------   --------
LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES................................................     390.2      531.4
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note M)
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 5,000,000
     shares: 7.25% Mandatorily Convertible Preferred Stock,
     103,500 shares issued and outstanding..................     165.0      165.0
  Common stock, par value $0.16 2/3; authorized 100,000,000
     shares; 32,704,856 shares issued (32,654,138 in
     1998)..................................................       5.4        5.4
  Additional paid-in capital................................     279.0      278.6
  Retained earnings.........................................     178.6      115.6
  Treasury stock, 292,881 common shares (320,022 in 1998),
     at cost................................................      (4.9)      (5.4)
                                                              --------   --------
       Total Stockholders' Equity...........................     623.1      559.2
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $1,486.5   $1,406.4
                                                              ========   ========

---------------

* Amounts for December 31, 1998 have been restated to reflect the exploration and production business as discontinued operations.

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                  PREFERRED STOCK    COMMON STOCK                                  TREASURY STOCK
                                  ---------------   ---------------     ADDITIONAL      RETAINED   ---------------
                                  SHARES   AMOUNT   SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS   SHARES   AMOUNT
                                  ------   ------   ------   ------   ---------------   --------   ------   ------
BALANCE AT JANUARY 1,
  1997..........................    --     $   --    26.4     $4.4        $189.4         $110.3       --    $  --
  Net earnings..................    --         --      --       --            --           30.7       --       --
  Shares repurchased............    --         --      --       --            --             --     (0.2)    (3.7)
  Other.........................    --         --     0.1       --           1.5             --       --      0.4
                                   ---     ------    ----     ----        ------         ------     ----    -----
BALANCE AT DECEMBER 31, 1997....    --         --    26.5      4.4         190.9          141.0     (0.2)    (3.3)
  Net loss......................    --         --      --       --            --          (19.4)      --       --
  Preferred dividend
     requirements...............    --         --      --       --            --           (6.0)      --       --
  Issuance of Common Stock......    --         --     5.7      0.9          85.8             --       --       --
  Issuance of Preferred Stock...   0.1      165.0      --       --          (5.7)            --       --       --
  Other, primarily related to
     shares issued under special
     incentive strategy.........    --         --     0.4      0.1           7.6             --     (0.1)    (2.1)
                                   ---     ------    ----     ----        ------         ------     ----    -----
BALANCE AT DECEMBER 31, 1998....   0.1      165.0    32.6      5.4         278.6          115.6     (0.3)    (5.4)
  Net earnings..................    --         --      --       --            --           75.0       --       --
  Preferred dividend
     requirements...............    --         --      --       --            --          (12.0)      --       --
  Other.........................    --         --     0.1       --           0.4             --       --      0.5
                                   ---     ------    ----     ----        ------         ------     ----    -----
BALANCE AT DECEMBER 31, 1999....   0.1     $165.0    32.7     $5.4        $279.0         $178.6     (0.3)   $(4.9)
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

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998*     1997*
                                                               ----      -----     -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Continuing operations --
     Earnings from continuing operations before
       extraordinary item...................................  $  32.2   $   7.6   $   2.4
     Adjustments to reconcile earnings from continuing
       operations before extraordinary item to net cash from
       operating activities:
       Depreciation and amortization........................     42.9      28.6      15.1
       Other non-cash items.................................      8.2      10.7       1.5
       Changes in operating assets and liabilities:
          Receivables.......................................   (132.9)    (33.1)     42.5
          Inventories.......................................     25.5       1.0     (11.5)
          Other assets......................................      1.0      (5.4)     (4.9)
          Accounts payable and accrued liabilities..........     89.5      34.8     (30.6)
          Deferred income taxes.............................     12.7       9.2       1.0
          Other liabilities and obligations.................      5.6      (2.4)     (1.3)
                                                              -------   -------   -------
          Total from continuing operations..................     84.7      51.0      14.2
  Discontinued operations...................................     28.0      70.8      76.8
                                                              -------   -------   -------
          Net cash from operating activities................    112.7     121.8      91.0
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures --
     Continuing operations..................................    (84.7)    (50.0)    (54.6)
     Discontinued operations................................    (56.5)   (135.1)    (92.9)
  Proceeds from sales of assets, including discontinued
     operations.............................................    309.4       3.2       0.1
  Acquisitions..............................................       --    (536.5)     (5.1)
  Other.....................................................     (1.9)     (0.2)      1.0
                                                              -------   -------   -------
          Net cash from (used in) investing activities......    166.3    (718.6)   (151.5)
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Refinancing and repayments of debt and obligations........   (123.4)    (93.3)     (4.1)
  Repayments under revolving credit and interim facilities,
     net of borrowings......................................    (61.2)     27.6      32.7
  Borrowings under term loans and other.....................     50.0     150.0      16.2
  Payment of dividends on Preferred Stock...................    (15.0)     (3.0)       --
  Proceeds from equity offerings, net.......................       --     246.0        --
  Proceeds from debt offerings, net.........................       --     286.7        --
  Repurchase of Common Stock................................       --        --      (3.7)
  Financing costs and other.................................      0.4      (7.4)      0.4
                                                              -------   -------   -------
          Net cash from (used in) financing activities......   (149.2)    606.6      41.5
                                                              -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    129.8       9.8     (19.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     12.0       2.2      21.2
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 141.8   $  12.0   $   2.2
                                                              =======   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of capitalized interest of $0.6 in
     1999, $0.1 in 1998 and $0.4 in 1997....................  $  58.0   $  12.0   $   2.1
                                                              =======   =======   =======
  Income taxes paid.........................................  $  34.4   $  16.4   $  22.4
                                                              =======   =======   =======

---------------

* Amounts for the years ended prior to December 31, 1999 have been restated to reflect the exploration and production business as discontinued operations.

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro"). All significant intercompany accounts and transactions have been eliminated. Tesoro is an independent refiner and marketer of petroleum products and provider of marine logistics services.

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

     Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations (see Note D). Certain reclassifications have been made to information previously reported to conform to current presentation. The Company did not have any material amounts which would be reported separately from net earnings as "other comprehensive income."

  Cash and Cash Equivalents

     Cash equivalents consist of highly-liquid debt instruments such as commercial paper and certificates of deposit purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company's policy is to invest cash in conservative, highly-rated instruments and to invest in various institutions to limit the amount of credit exposure in any one institution. The Company monitors the credit standing of these financial institutions.

  Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's long-term debt and other obligations approximate the Company's estimates of the fair value of such items.

  Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of the Company's refining and marketing inventories of crude oil and refined products. The cost of fuel at the Company's marine services terminals is determined on the first-in, first-out ("FIFO") method. The carrying value of petroleum inventories is sensitive to volatile market prices. Merchandise and materials and supplies are valued at average cost, not in excess of market value. See Note I.

  Property, Plant and Equipment

     Additions to property, plant and equipment and major improvements and modifications are capitalized at cost. Depreciation of property, plant and equipment is generally computed on the straight-line method based upon the estimated useful life of each asset. The weighted average lives range from 6 to 30 years for refining, marketing and pipeline assets, 14 to 15 years for service equipment and marine fleets, and three to ten years for corporate and other assets.

                          TESORO PETROLEUM CORPORATION

     The Company follows the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," to determine when to capitalize or expense costs incurred to develop or obtain internal-use software. Under this guidance, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred.

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

  Other Assets

     The cost over the fair value of net assets acquired (goodwill) is amortized by the straight-line method over 28 years for refining and marketing assets and 20 years for marine services assets. At December 31, 1999 and 1998, goodwill amounted to $67.5 million (net of accumulated amortization of approximately $4.9 million) and $55.6 million (net of accumulated amortization of approximately $1.7 million), respectively.

     Refinery processing units are shut down periodically for major scheduled maintenance (turnarounds). Certain catalysts are used in refinery process units for periods exceeding one year. Also, ships, tugs and barges are drydocked for periodic maintenance. Costs for turnarounds, catalyst and drydock are deferred and amortized on a straight-line basis over the expected periods of benefit generally ranging from 24 to 48 months.

     Debt issue costs are deferred and amortized using the effective interest method over the estimated terms of each instrument.

  Revenue Recognition

     Revenues from product sales are recognized upon delivery to the customer.

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

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the

                          TESORO PETROLEUM CORPORATION
quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock, except for stock options granted under the special incentive compensation which became fully vested in May 1998 (see Note L).

  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. The Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. The programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. Gains or losses on hedging activities are recognized when the related physical transactions are recognized as sales or purchases. Transactions, other than hedges, are marked to market. The Company also engages in limited trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. The Company is evaluating the effects that this statement will have on its financial condition, results of operations and financial reporting and disclosures.

                          TESORO PETROLEUM CORPORATION

NOTE B -- EARNINGS PER SHARE

     Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The Company's calculation of diluted earnings per share takes into account the effect of potentially dilutive shares, principally stock options, outstanding during the period. The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock produced anti-dilutive results in 1999 and 1998 and, in accordance with SFAS No. 128, was not included in the dilutive calculation. Earnings (loss) per share calculations for the years ended December 31, 1999, 1998 and 1997 are presented below (in millions except per share amounts):

                                                              1999     1998    1997
                                                              -----   ------   -----
BASIC:
  Numerator:
     Continuing operations before extraordinary item........  $32.2   $  7.6   $ 2.4
     Discontinued operations, aftertax......................   42.8    (22.6)   28.3
     Extraordinary loss on extinguishment of debt,
       aftertax.............................................     --     (4.4)     --
                                                              -----   ------   -----
     Net earnings (loss)....................................   75.0    (19.4)   30.7
     Less preferred dividends...............................   12.0      6.0      --
                                                              -----   ------   -----
     Net earnings (loss) applicable to common...............  $63.0   $(25.4)  $30.7
                                                              =====   ======   =====
  Denominator:
     Weighted average common shares outstanding.............   32.4     29.4    26.4
                                                              =====   ======   =====
  Basic earnings (loss) per share:
     Continuing operations before extraordinary item........  $0.62   $ 0.05   $0.09
     Discontinued operations, aftertax......................   1.32    (0.76)   1.07
     Extraordinary loss, aftertax...........................     --    (0.15)     --
                                                              -----   ------   -----
     Net....................................................  $1.94   $(0.86)  $1.16
                                                              =====   ======   =====
DILUTED:
  Numerator:
     Net earnings (loss) applicable to common shares........  $63.0   $(25.4)  $30.7
     Plus income impact of assumed conversion of Preferred
       Stock (only if dilutive).............................     --       --      --
                                                              -----   ------   -----
     Net earnings (loss)....................................  $63.0   $(25.4)  $30.7
                                                              =====   ======   =====
  Denominator:
     Weighted average common shares outstanding.............   32.4     29.4    26.4
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed conversion
          of stock options and other (only if dilutive).....    0.4      0.5     0.5
       Incremental dilutive shares from assumed conversion
          of Preferred Stock (only if dilutive).............     --       --      --
                                                              -----   ------   -----
     Total diluted shares...................................   32.8     29.9    26.9
                                                              =====   ======   =====
  Diluted earnings (loss) per share:
     Continuing operations before extraordinary item........  $0.62   $ 0.05   $0.09
     Discontinued operations, aftertax......................   1.30    (0.76)   1.05
     Extraordinary loss, aftertax...........................     --    (0.15)     --
                                                              -----   ------   -----
     Net....................................................  $1.92   $(0.86)  $1.14
                                                              =====   ======   =====

                          TESORO PETROLEUM CORPORATION

NOTE C -- OPERATING SEGMENTS

     The Company's revenues are derived from two operating segments: Refining and Marketing and Marine Services. Management has identified these segments for managing operations and investing activities in 1999.

  Refining and Marketing

     Refining and Marketing operates three petroleum refineries located in Alaska, Hawaii and Washington which manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy oils and other refined products. These products, together with products purchased from third parties, are sold at wholesale through terminal facilities and other locations in Alaska and Hawaii and on the U.S. West Coast. In addition, Refining and Marketing markets gasoline, other petroleum products and convenience store items through Company-operated retail stations in Alaska and Hawaii. Refining and Marketing also markets petroleum products through branded and unbranded stations located in Alaska, Hawaii, Washington, Oregon, Idaho, Nevada and northern California and will occasionally export products to other markets, principally in East Asia. The Company at times resells previously purchased crude oil, sales of which amounted to $16.6 million, $29.9 million and $44.4 million in 1999, 1998 and 1997, respectively. See Note E for information related to acquisitions in this segment during 1998.

  Marine Services

     The Marine Services segment markets and distributes petroleum products, water, drilling mud and other supplies and services primarily to the marine and offshore exploration and production industries operating in the Gulf of Mexico. This segment operated through terminals along the Texas and Louisiana Gulf Coast and on the U.S. West Coast in 1999. See Note E for information related to an acquisition in this segment during 1999.

  Other

     Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. For the years presented, revenues were generated from sales to external customers, and intersegment revenues were not significant. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit. Corporate and unallocated costs in 1998 included $19.1 million for special incentive compensation, of which $7.1 million related to the operating segments (see Note L).

     EBITDA represents earnings before extraordinary items, interest and financing costs, income taxes, and depreciation, depletion and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

     Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not directly associated with the operations of a business segment. For the years prior to 1999,

                          TESORO PETROLEUM CORPORATION
segment information has been restated to reflect the exploration and production business as discontinued operations. Segment information for the three years ended December 31, 1999 is as follows (in millions):

                                                            1999       1998      1997
                                                          --------   --------   ------
REVENUES
  Refining and Marketing:
     Refined products...................................  $2,739.5   $1,198.2   $643.7
     Other, primarily merchandise and crude oil
       resales..........................................      79.9       69.8     77.2
  Marine Services.......................................     180.9      118.6    132.2
                                                          --------   --------   ------
       Total Revenues...................................  $3,000.3   $1,386.6   $853.1
                                                          ========   ========   ======
SUMMARY OF OPERATIONS
  Segment Operating Profit:
     Refining and Marketing.............................  $  122.4   $   69.7   $ 20.5
     Marine Services....................................       8.6        8.6      6.3
                                                          --------   --------   ------
       Total Segment Operating Profit...................     131.0       78.3     26.8
  Corporate and Unallocated Costs.......................     (79.8)     (66.2)   (23.4)
                                                          --------   --------   ------
  Earnings from Continuing Operations Before Income
     Taxes
     and Extraordinary Item.............................  $   51.2   $   12.1   $  3.4
                                                          ========   ========   ======
EBITDA
  Continuing Operations:
     Refining and Marketing.............................  $  160.2   $   94.8   $ 33.2
     Marine Services....................................      11.3       11.0      8.0
                                                          --------   --------   ------
       Total Segment EBITDA.............................     171.5      105.8     41.2
  Corporate and Unallocated.............................     (39.8)     (39.9)   (14.6)
                                                          --------   --------   ------
       Total Continuing EBITDA..........................     131.7       65.9     26.6
  Depreciation and Amortization from Continuing
     Operations.........................................     (42.9)     (28.6)   (15.1)
  Interest and Financing Costs..........................     (37.6)     (25.2)    (8.1)
                                                          --------   --------   ------
  Earnings from Continuing Operations Before Income
     Taxes and Extraordinary Item.......................  $   51.2   $   12.1   $  3.4
                                                          ========   ========   ======
IDENTIFIABLE ASSETS
  Refining and Marketing................................  $1,204.2   $1,077.7   $337.4
  Marine Services.......................................      85.9       59.2     59.3
  Corporate.............................................     196.4       56.8     22.1
  Net Assets of Discontinued Operations.................        --      212.7    191.6
                                                          --------   --------   ------
       Total Assets.....................................  $1,486.5   $1,406.4   $610.4
                                                          ========   ========   ======
DEPRECIATION, DEPLETION AND AMORTIZATION
  Continuing Operations:
     Refining and Marketing.............................  $   37.8   $   25.1   $ 12.7
     Marine Services....................................       2.7        2.4      1.7
     Corporate..........................................       2.4        1.1      0.7
                                                          --------   --------   ------
       Total Continuing Operations......................      42.9       28.6     15.1
  Discontinued Operations...............................      27.3      106.8     31.3
                                                          --------   --------   ------
       Total Depreciation, Depletion and Amortization...  $   70.2   $  135.4   $ 46.4
                                                          ========   ========   ======

                          TESORO PETROLEUM CORPORATION

                                                            1999       1998      1997
                                                          --------   --------   ------
CAPITAL EXPENDITURES
  Continuing Operations:
     Refining and Marketing(1)..........................  $   71.2   $   38.0   $ 43.9
     Marine Services....................................       2.7        4.2      9.4
     Corporate..........................................      10.8        7.8      1.3
                                                          --------   --------   ------
       Total Continuing Operations......................      84.7       50.0     54.6
  Discontinued operations...............................      56.5      135.1     92.9
                                                          --------   --------   ------
       Total Capital Expenditures.......................  $  141.2   $  185.1   $147.5
                                                          ========   ========   ======

---------------

(1) Excluding acquisitions of $536.5 million in 1998.

NOTE D -- DISCONTINUED OPERATIONS

     On December 17, 1999, the Company completed the sale of its domestic exploration and production business to EEX Corporation effective July 1, 1999. The business sold included Tesoro's four core areas of domestic exploration and production operations located in Texas and Louisiana and all of Tesoro's acreage in those areas, together with Tesoro's interests in other miscellaneous exploration and production properties and gas transportation facilities. The cash sale prices in the purchase agreements totaled $222 million, which were adjusted on a preliminary basis for revenues, expenses, capital expenditures, working capital changes and certain other items after the effective date to approximately $214.8 million in cash received at closing. Under the terms of the purchase agreements, these transactions were structured as sales of stock in subsidiary corporations and membership interests in subsidiary limited liability companies. The consideration received, which was determined through a competitive bidding process and negotiations with EEX Corporation, is subject to post-closing adjustments for operations between July 1, 1999, the effective date, and December 17, 1999, the closing date, on or before April 15, 2000.

     On December 29, 1999, the Company completed the sale of its Bolivian exploration and production operations to BG International, Ltd., a subsidiary of BG plc, effective July 1, 1999. The business sold included five shared-risk contracts with an agency of the Bolivian government to explore for and produce hydrocarbons on more than one million gross acres in two producing blocks and three non-producing blocks. The cash sale price in the purchase agreement totaled $100 million, which was adjusted on a preliminary basis for revenues, expenses, capital expenditures, working capital changes and certain other items after the effective date to approximately $100.8 million in cash received at closing. Under the terms of the purchase agreement, this transaction was structured as a sale of stock in a subsidiary corporation. The consideration received, which was determined through a competitive bidding process and negotiations with BG International, Ltd., is subject to post-closing adjustments for operations between July 1, 1999, the effective date, and December 29, 1999, the closing date, on or before May 27, 2000.

     The total cash proceeds of $307.5 million, after transaction costs of $8.1 million, were used in December 1999 to reduce term loans outstanding under the Company's senior credit facility by $97.4 million and prepay certain liabilities. The remaining cash proceeds, which were held by the Company for general corporate purposes at December 31, 1999, have been substantially used subsequent to year-end to repay additional debt (see Note F).

     The Company's consolidated financial statements for periods prior to the sales have been restated to report the net assets, results of operations and cash flows of the exploration and production business as

                          TESORO PETROLEUM CORPORATION
discontinued operations. Earnings (loss) from discontinued operations for the years ended December 31, 1999, 1998 and 1997, were as follows (in millions):

                                                              1999     1998    1997
                                                              -----   ------   -----
Operating Results from Discontinued Operations:
  Revenues..................................................  $65.4   $104.0   $90.4
  Costs and expenses........................................   44.6    123.8    44.5
  Allocated interest expense................................   10.6      7.8     0.2
                                                              -----   ------   -----
     Results of operations, pretax..........................   10.2    (27.6)   45.7
  Income tax expense (benefit)..............................    6.5     (5.0)   17.4
                                                              -----   ------   -----
     Results of operations, aftertax........................    3.7    (22.6)   28.3
                                                              -----   ------   -----
Gain from Sales of Discontinued Operations:
  Gain, pretax..............................................   62.2       --      --
  Income tax expense........................................   23.1       --      --
                                                              -----   ------   -----
     Gain, aftertax.........................................   39.1       --      --
                                                              -----   ------   -----
          Total Discontinued Operations.....................  $42.8   $(22.6)  $28.3
                                                              =====   ======   =====

     In 1998, revenues from discontinued operations included receipt of $21.3 million from an operator, representing funds that were no longer needed as a contingency reserve for litigation. Costs and expenses in 1998 included write-downs of oil and gas properties of $68.3 million. Interest expense on corporate debt was allocated to discontinued operations based on net assets. Income tax expense (benefit) on discontinued operations included foreign income tax expense of $2.7 million, $5.2 million and $4.9 million for 1999, 1998 and 1997, respectively.

     Net assets of discontinued operations were composed of the following at December 31, 1998 (in millions):

Current assets..............................................   $ 20.4
Property, plant and equipment, net..........................    203.2
Other assets................................................     11.1
Current liabilities.........................................    (20.4)
Other liabilities...........................................     (1.6)
                                                               ------
          Net Assets........................................   $212.7
                                                               ======

NOTE E -- ACQUISITIONS AND EXPANSIONS

  Acquisitions of Hawaii Refinery and Washington Refinery

     On May 29, 1998, the Company acquired (the "Hawaii Acquisition") all of the outstanding capital stock of two affiliates of The Broken Hill Proprietary Company Limited ("BHP"). The Hawaii Acquisition included a 95,000-barrel per day refinery (the "Hawaii Refinery") and 32 retail gasoline stations in Hawaii. Tesoro and a BHP affiliate entered into a crude supply agreement pursuant to which the BHP affiliate will assist Tesoro in acquiring crude oil feedstocks sourced outside of North America and arrange for the transportation of such crude oil to the Hawaii Refinery through May 2000. Tesoro paid $252.2 million in cash for the Hawaii Acquisition, including $77.2 million for working capital. In addition, Tesoro issued an unsecured, non-interest bearing, promissory note ("BHP Note") for $50 million. The estimated present value of the BHP Note was recorded as part of the purchase price.

     On August 10, 1998, the Company acquired (the "Washington Acquisition" and together with the Hawaii Acquisition, the "Acquisitions") all of the outstanding stock of an affiliate of Shell Oil Company

                          TESORO PETROLEUM CORPORATION

("Shell"). The Washington Acquisition included a 108,000-barrel per day refinery (the "Washington Refinery") in Anacortes, Washington and related assets. The total cash purchase price for the Washington Acquisition was $280.1 million, including $43.1 million for working capital.

     The Acquisitions were accounted for as purchases whereby the purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the dates of acquisition. Under purchase accounting, financial results of the Acquisitions have been included in Tesoro's consolidated financial statements since the dates of acquisition.

     See Note F for information related to financing the Acquisitions and Note M for related environmental matters.

  Other Refining and Marketing Expansions

     In addition to normal capital improvements in 1999, the Company completed the installation of a distillate treater at its Washington Refinery in December which enables the refinery to increase its production of low-sulfur diesel fuel and jet fuel. The distillate treater installation, together with licensing fees and supporting infrastructure, cost approximately $13 million.

     In August 1999, the Company purchased a refined products terminal in Anchorage, Alaska for approximately $8 million in cash. This terminal, which is near the Company's existing terminal in Anchorage, provides the Company with additional storage and purchasing flexibility.

     In October 1997, the Company completed an expansion of its Alaska refinery hydrocracker unit which enabled the Company to increase its jet fuel production. The expansion, together with the addition of a new, high-yield jet fuel hydrocracker catalyst, was completed at a cost of approximately $19 million.

  Marine Services

     In June 1999, the Company purchased the U.S. West Coast marine fuels operations of BP Marine, a division of BP Amoco PLC. The purchase, which included inventory and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, expanded the Company's presence on the West Coast.

NOTE F -- CAPITALIZATION

     Long-term debt and other obligations at December 31, 1999 and 1998 consisted of the following (in millions):

                                                               1999     1998
                                                              ------   ------
Credit Facilities:
  Revolver..................................................  $   --   $ 61.2
  Tranche A Term Loan.......................................      --     50.0
  Tranche B Term Loan.......................................    80.9     99.5
  9% Senior Subordinated Notes (net of discount of $2.9 in
     1999 and $3.1 in 1998).................................   297.1    296.9
BHP Note (net of discount of $22.4 in 1999 and $31.8 in
  1998).....................................................    24.0     18.2
Liability to Department of Energy...........................     6.6      7.9
Other, primarily capital leases.............................     9.0     10.2
                                                              ------   ------
                                                               417.6    543.9
Less current maturities.....................................    27.4     12.5
                                                              ------   ------
Long-term debt, less current maturities.....................  $390.2   $531.4
                                                              ======   ======

                          TESORO PETROLEUM CORPORATION

     At December 31, 1999, aggregate maturities of outstanding long-term debt and other obligations, including the BHP Note and Tranche B Term Loan, for each of the five years following December 31, 1999 were as follows: 2000 -- $27.4 million; 2001 -- $4.7 million; 2002 -- $4.7 million; 2003 -- $2.1 million; and
2004 -- $78.3 million. The Company prepaid the $24.0 million BHP Note on March 1, 2000 and the remaining $80.9 million balance of the Tranche B Term Loan on March 13, 2000. After giving effect to these prepayments, aggregate maturities of long-term debt thereafter will be as follows: 2000 -- $2.4 million; 2001
 -- $3.7 million; 2002 -- $3.7 million; 2003 -- $1.1 million; and 2004 -- $1.4 million.

  Credit Facility

     On July 2, 1998, and in connection with the Notes Offering (defined below) and the Washington Acquisition, the Company entered into a senior credit facility ("Senior Credit Facility") in the amount of $500 million. The Senior Credit Facility was comprised of term loan facilities aggregating $200 million (the "Tranche A Term Loans" and the "Tranche B Term Loan"), and a $300 million revolving credit and letter of credit facility ("Revolver"). In January 1999, the final $50 million under the Tranche A Term Loans was borrowed and used to reduce borrowings under the Revolver. In April 1999, the Company reduced commitments under the Revolver from $300 million to $175 million, reducing commitment fees. The Company used a portion of the proceeds from the sale of its exploration and production operations (see Note D) to prepay all of the remaining $79.8 million in Tranche A Term Loans and reduce the Tranche B Term Loan by $17.6 million in December 1999. At year-end, the Company had outstanding borrowings of $80.9 million under the Tranche B Term Loan and no borrowings under the Revolver. Subsequent to year-end 1999, the Company concluded that available cash was not required for other corporate purposes, and on March 13, 2000, the Company prepaid the remaining $80.9 million balance on the Tranche B Term Loan. Based on current needs, the remaining capacity of $175 million under the Revolver, together with internally-generated cash flows and existing cash, is expected to be sufficient to fund capital expenditures and working capital requirements. Outstanding letters of credit totaled $3.4 million and unused availability under the Senior Credit Facility was approximately $171.6 million at December 31, 1999.

     The Revolver, which terminates on July 2, 2001, bears interest, at the Company's election, at either the Base Rate (as defined in the Senior Credit Facility) plus a margin ranging from 0.00% to 0.625% or the Eurodollar Rate (as defined in the Senior Credit Facility) plus a margin ranging from 1.125% to 2.125%. At December 31, 1999, the interest rate on borrowings under the Senior Credit Facility was 9.0%.

     The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these covenants at December 31, 1999. The terms of the Senior Credit Facility allow for payment of cash dividends on the Company's Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its 7.25% Mandatorily Convertible Preferred Stock. The Senior Credit Facility is guaranteed by substantially all of the Company's active direct and indirect subsidiaries ("Guarantors") and is secured by substantially all of the domestic assets of the Company and each of the Guarantors.

     In conjunction with closing the Hawaii Acquisition (see Note E) in May 1998, Tesoro refinanced substantially all of its then-existing indebtedness and recorded an extraordinary loss on early extinguishment of debt of $7.0 million pretax ($4.4 million aftertax, or $0.15 per basic and diluted share) for the refinancing during the second quarter of 1998.

  Senior Subordinated Notes

     On July 2, 1998, concurrently with the syndication of the Senior Credit Facility, the Company issued $300 million aggregate principal amount of 9% senior subordinated notes due 2008 through a private offering ("Notes Offering"). Each $1,000 principal amount of its unregistered and outstanding senior subordinated

                          TESORO PETROLEUM CORPORATION
notes due 2008 was exchanged for $1,000 principal amount of the Company's registered 9% Senior Subordinated Notes due 2008, Series B ("Senior Subordinated Notes") in September 1998. The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture ("Indenture") for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the Indenture are less restrictive than those in the Senior Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the Indenture, allows for the incurrence of additional indebtedness, the Company will be allowed to pay cash dividends on Common Stock and repurchase shares of Common Stock. The effective interest rate on the Senior Subordinated Notes is 9.16%, after giving effect to the discount at the date of issue.

  Common Stock and Preferred Stock

     In May 1998, the Company filed a universal shelf registration statement ("Shelf Registration") for $600 million of debt or equity securities for acquisitions or general corporate purposes. The Company offered Premium Income Equity Securities ("PIES") and Common Stock (collectively, the "Equity Offerings" and together with the Notes Offering, the "Offerings") from the Shelf Registration to provide partial funding for the Acquisitions discussed in Note
E. In July 1998, the Company issued 10,350,000 PIES, representing fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock ("Preferred Stock"), with gross proceeds of approximately $165 million, and 5,750,000 shares of Common Stock, with gross proceeds of $91.6 million. Holders of PIES are entitled to receive a cash dividend. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events, such as Common Stock splits and stock dividends.

     In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represents approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company will repurchase Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors and will be made primarily from internally-generated cash flow. The stock may be used to meet employee benefit plan requirements and other corporate purposes. Under a similar program, in 1997 the Company repurchased 236,800 shares of Common Stock for approximately $3.7 million.

     For information relating to stock-based compensation and Common Stock reserved for exercise of options and conversion of Preferred Stock, see Note L.

  BHP Note

     In connection with the Hawaii Acquisition (Note E), Tesoro issued an unsecured, non-interest bearing, promissory note ("BHP Note") for the purchase in the amount of $50 million, payable in five equal annual installments of $10 million each, beginning in 2009. The BHP Note provided for early payments based on earnings from the Hawaii Acquisition, as specified in the BHP Note. Based on 1998 earnings from the Hawaii Acquisition, an early principal payment of $3.6 million was made on the BHP Note in 1999. The present value of the BHP Note, discounted at 10% and including the effect of the early principal payment, was recorded as part of the purchase price of the Hawaii Acquisition. The carrying value of the note, approximately $24 million at December 31, 1999, approximated its estimated present value and was paid to BHP on March 1, 2000, in complete satisfaction of the BHP Note.

                          TESORO PETROLEUM CORPORATION

  Department of Energy

     A Consent Order entered into by the Company with the Department of Energy ("DOE") in 1989 settled all issues relating to the Company's compliance with federal petroleum price and allocation regulations from 1973 through decontrol in 1981. At December 31, 1999, the Company's remaining obligation is to pay the DOE $6.6 million, plus interest at 6%, over the next three years.

  Capital Leases

     Capital leases are primarily for tugs and barges used in transportation of petroleum products within Hawaii. At December 31, 1999 and 1998, the cost of capital leases included in fixed assets was $10.4 million gross (accumulated amortization of $2.0 million) and $9.3 million gross (accumulated amortization of $0.9 million), respectively. Capital lease obligations included in long-term debt totaled $8.7 million and $9.8 million at December 31, 1999 and 1998, respectively.

NOTE G -- INCOME TAXES

     The income tax provision (benefit) on continuing operations for the years ended December 31, 1999, 1998 and 1997 included the following (in millions):

                                                              1999    1998    1997
                                                              -----   -----   ----
Current:
  Federal...................................................  $ 5.9   $(5.6)  $0.3
  State and other...........................................    0.4      --     --
Deferred:
  Federal...................................................   10.5    10.0    0.7
  State and other...........................................    2.2     0.1     --
                                                              -----   -----   ----
     Income Tax Provision...................................  $19.0   $ 4.5   $1.0
                                                              =====   =====   ====

     Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax liabilities and assets at December 31, 1999 and 1998 are summarized as follows (in millions):

                                                               1999    1998
                                                              ------   -----
Deferred Federal Tax Liabilities:
  Accelerated depreciation and property-related items.......  $ 85.9   $76.0
  Deferred turnaround costs.................................    12.9    11.8
  Deferred charges and other................................     5.1      --
                                                              ------   -----
     Total Deferred Federal Tax Liabilities.................   103.9    87.8
                                                              ------   -----
Deferred Federal Tax Assets:
  Accrued postretirement benefits...........................    20.0    17.2
  Accrued environmental costs...............................     4.8     3.3
  Liability to the Department of Energy.....................     2.3     2.8
  Other.....................................................     7.6     5.9
                                                              ------   -----
     Total Deferred Federal Tax Assets......................    34.7    29.2
                                                              ------   -----
Net Deferred Federal Tax Liability..........................    69.2    58.6
State Income and Other Taxes................................    16.6    11.3
                                                              ------   -----
     Net Deferred Tax Liability.............................  $ 85.8   $69.9
                                                              ======   =====

                          TESORO PETROLEUM CORPORATION

     During 1999, earnings from discontinued operations increased the net deferred tax liability by $3.2 million. At year-end 1999, the Company had no loss or credit carryforwards available for future years.

     The following tables set forth earnings from continuing operations (in millions) and a reconciliation of the normal statutory federal income tax rate with the Company's effective tax rate (percent):

                                                              1999    1998    1997
                                                              ----    ----    ----
Earnings from Continuing Operations Before Income Taxes and
  Extraordinary Item........................................  $51.2   $12.1   $3.4
                                                              =====   =====   ====
Statutory U.S. Corporate Tax Rate...........................     35%     35%    35%
Effect of:
  State income taxes, net of tax benefit....................      3       1      1
  Other.....................................................     (1)      1     (4)
                                                              -----   -----   ----
Effective Income Tax Rate...................................     37%     37%    32%
                                                              =====   =====   ====

NOTE H -- RECEIVABLES

     Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across the Company's industry segments and geographic areas of operations. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit or other collateral arrangements. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the Consolidated Balance Sheets and amounted to $1.7 million and $1.6 million at December 31, 1999 and 1998, respectively.

NOTE I -- INVENTORIES

     Components of inventories at December 31, 1999 and 1998 were as follows (in millions):

                                                               1999     1998
                                                              ------   ------
Crude oil and refined products, at LIFO.....................  $147.8   $182.4
Refined products, at FIFO...................................     9.9      4.1
Merchandise and other.......................................     6.0      6.4
Materials and supplies......................................    18.5     14.8
                                                              ------   ------
     Total inventories......................................  $182.2   $207.7
                                                              ======   ======

     At December 31, 1999, inventories valued using LIFO were lower than replacement cost by approximately $89 million. During 1999, certain inventory quantities were reduced, resulting in a liquidation of applicable LIFO inventory quantities carried at lower costs prevailing in previous years. This LIFO liquidation resulted in a decrease in cost of sales of $8.4 million and an increase in earnings from continuing operations of approximately $5.3 million aftertax ($0.16 per share) during 1999.

                          TESORO PETROLEUM CORPORATION

NOTE J -- ACCRUED LIABILITIES

     The Company's current accrued liabilities and noncurrent other liabilities as shown in the Consolidated Balance Sheets at December 31, 1999 and 1998 included the following (in millions):

                                                              1999    1998
                                                              -----   -----
Accrued Liabilities -- Current:
  Accrued taxes other than income taxes, primarily excise
     taxes..................................................  $26.5   $11.6
  Accrued employee costs....................................   23.5    20.7
  Accrued environmental costs...............................   11.3     6.9
  Accrued interest..........................................    0.8    16.8
  Other.....................................................   17.9     7.2
                                                              -----   -----
     Total Accrued Liabilities -- Current...................  $80.0   $63.2
                                                              =====   =====
Other Liabilities -- Noncurrent:
  Accrued postretirement benefits...........................  $57.2   $49.1
  Accrued environmental costs...............................    2.3     2.4
  Other.....................................................    6.3     6.6
                                                              -----   -----
     Total Other Liabilities -- Noncurrent..................  $65.8   $58.1
                                                              =====   =====

NOTE K -- BENEFIT PLANS

  Pension Benefits and Other Postretirement Benefits

     The Company sponsors defined benefit pension plans, including an employee retirement plan, executive security plans and a non-employee director retirement plan.

     For all eligible employees, the Company provides a qualified noncontributory retirement plan ("Retirement Plan"). Plan benefits are based on years of service and compensation. The Company's funding policy is to make contributions at a minimum in accordance with the requirements of applicable laws and regulations, but no more than the amount deductible for income tax purposes. Retirement plan assets are primarily comprised of common stock and bond funds.

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

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires the Company to disclose the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 1999, the projected benefit obligation and accumulated benefit obligation aggregated for the unfunded ESP plan and the Director Retirement Plan were $2.4 million and $1.5 million, respectively. At December 31, 1998, the projected benefit obligation and accumulated benefit obligation aggregated for these two plans were $3.7 million and $1.7 million, respectively. In addition, at December 31, 1998, the Retirement Plan's accumulated benefit obligation exceeded plan assets. The Retirement Plan's projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $82.0 million, $64.5 million and $59.1 million, respectively, at December 31, 1998. The assets of the Retirement Plan exceeded its accumulated benefit obligation at December 31, 1999.

                          TESORO PETROLEUM CORPORATION

     The Company provides health care and life insurance benefits to retirees who were participating in the Company's group insurance program at retirement. Health care is provided to qualified dependents of participating retirees. These benefits are provided through unfunded, defined benefit plans or through contracts with area health-providers on a premium basis. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. The Company funds its share of the cost of postretirement health care and life insurance benefits on a pay-as-you go basis.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...       $0.9            $(0.7)
Effect on postretirement benefit obligations..............       $5.2            $(4.3)

     Financial information related to the Company's pension plans and other postretirement benefits is presented below (in millions except percentages):

                                                                         POSTRETIREMENT
                                                    PENSION BENEFITS        BENEFITS
                                                    -----------------    ---------------
                                                     1999      1998       1999     1998
                                                    -------   -------    ------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year.........  $ 94.6    $ 61.8     $ 41.6   $ 27.1
  Service cost....................................     6.6       4.2        1.9      1.2
  Interest cost...................................     6.2       4.9        2.8      2.2
  Actuarial (gain) loss...........................    (6.5)     20.3       (7.7)     5.0
  Benefits paid...................................    (5.6)     (5.8)      (1.2)    (1.3)
  Acquisitions (see Note E).......................      --       9.1         --      7.4
  Curtailments, special termination benefits and
     other........................................    (0.9)      0.1        0.7       --
                                                    ------    ------     ------   ------
     Benefit obligation at end of year............    94.4      94.6       38.1     41.6
                                                    ------    ------     ------   ------
Change in plan assets:
  Fair value of plan assets at beginning of
     year.........................................    69.1      58.7         --       --
  Actual return on plan assets....................    10.7       8.4         --       --
  Employer contributions..........................     5.7       8.4         --       --
  Administrative expenses.........................    (0.8)     (0.6)        --       --
  Benefits paid...................................    (5.5)     (5.8)        --       --
                                                    ------    ------     ------   ------
     Fair value of plan assets at end of year.....    79.2      69.1         --       --
                                                    ------    ------     ------   ------
Benefit obligations in excess of plan assets......   (15.2)    (25.5)     (38.1)   (41.6)
Unrecognized prior service cost...................     0.5       0.6        0.7       --
Unrecognized net transition asset.................     0.2      (0.5)        --       --
Unrecognized net actuarial (gain) loss............    10.5      23.9       (6.8)     2.2
                                                    ------    ------     ------   ------
     Accrued benefit cost.........................  $ (4.0)   $ (1.5)    $(44.2)  $(39.4)
                                                    ======    ======     ======   ======
Amounts recognized in consolidated balance sheets:
  Accrued liabilities.............................  $(13.0)   $ (9.7)    $(44.2)  $(39.4)
  Prepaid benefit cost............................     9.0       8.2         --       --
                                                    ------    ------     ------   ------
     Net amount recognized........................  $ (4.0)   $ (1.5)    $(44.2)  $(39.4)
                                                    ======    ======     ======   ======

                          TESORO PETROLEUM CORPORATION

                                              PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                 ------------------------------------------   ------------------------
                                     1999           1998           1997        1999     1998     1997
                                 ------------   ------------   ------------   ------   ------   ------
Weighted average assumptions as
  of December 31(%):
  Discount rate................      8.25           6.75           7.50        8.25     6.75     7.50
  Rate of compensation
     increase..................  5.00 to 5.75   4.25 to 5.00       5.00        5.75     4.25     5.00
  Expected return on plan
     assets....................  7.00 to 8.50   7.00 to 8.50   7.00 to 8.50      --       --       --

     For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered health care benefits was assumed to be 7.3% for 1999, decreasing gradually to 5% by the year 2010 and remaining level thereafter.

                                                PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                              ---------------------   ------------------------
                                              1999    1998    1997     1999     1998     1997
                                              -----   -----   -----   ------   ------   ------
Components of net periodic benefit cost:
  Service cost..............................  $ 6.6   $ 4.2   $ 2.0    $1.9     $1.2     $0.8
  Interest cost.............................    6.2     4.9     4.1     2.8      2.2      1.9
  Expected return on plan assets............   (5.0)   (4.2)   (3.9)     --       --       --
  Amortization of unrecognized transition
     asset..................................   (0.6)   (1.1)   (1.1)     --       --       --
  Recognized net actuarial loss.............    1.5     1.0     0.9      --       --       --
  Curtailments, settlements and special
     termination benefits...................   (0.4)    0.5     1.1      --       --       --
                                              -----   -----   -----    ----     ----     ----
       Net periodic benefit cost............  $ 8.3   $ 5.3   $ 3.1    $4.7     $3.4     $2.7
                                              =====   =====   =====    ====     ====     ====

  Thrift Plan

     The Company sponsors an employee thrift plan ("Thrift Plan") which provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by the Company. Employees may elect tax deferred treatment in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. Effective September 1, 1998, the Thrift Plan was amended to change the Company's 100% matching contribution, from a maximum of 4% to 6% of the employee's eligible contribution, with at least 50% of the Company's matching contribution invested in Common Stock of the Company. In addition, the maximum employee contribution changed from 10% to 15%. The Company's contributions amounted to $6.8 million, $1.7 million and $1.2 million during 1999, 1998 and 1997, respectively.

NOTE L -- STOCK-BASED COMPENSATION

  Incentive Stock Plans

     The Company has three employee incentive stock plans, the Key Employee Stock Option Plan ("1999 Plan"), the Amended and Restated Executive Long-Term Incentive Plan ("1993 Plan") and Amended Incentive Stock Plan of 1982 ("1982 Plan"). In addition, the Company has the 1995 Non-Employee Director Stock Option Plan ("1995 Plan").

     In November 1999, the Company's Board of Directors approved the 1999 Plan which provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the 1999 Plan, the total number of stock options which may be granted is 200,000 shares, of which 98,000 shares were granted in 1999. Stock options may be granted at not less than the fair market value on the date the options are granted and generally become exercisable after one year in 25% increments. The options expire after ten years from the date of grant. The Board of Directors may amend, terminate or suspend

                          TESORO PETROLEUM CORPORATION
the 1999 Plan at any time. At December 31, 1999, the Company had 102,000 shares available for future grants under the 1999 Plan.

     Under the 1993 Plan, shares of Common Stock may be granted in a variety of forms, including restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. In 1998, the aggregate number of shares of Common Stock which can be granted under the 1993 Plan was increased from 2,650,000 to 4,250,000. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted generally become exercisable after one year in 20%, 25% or 33% increments per year and expire ten years from the date of grant. The 1993 Plan will expire, unless earlier terminated, as to the issuance of awards in the year 2003. At December 31, 1999, the Company had 153,553 shares available for future grants under the 1993 Plan.

     The 1982 Plan expired in 1994 as to issuance of stock appreciation rights, stock options and stock awards; however, grants made before the expiration date, that have not been fully exercised, remain outstanding pursuant to their terms.

     The 1995 Plan provides for the grant of up to an aggregate of 150,000 nonqualified stock options to eligible non-employee directors of the Company. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of the Company's Common Stock as of the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. The 1995 Plan will terminate as to issuance of stock options in February 2005. At December 31, 1999, the Company had 65,000 options outstanding and 62,000 shares available for future grants under the 1995 Plan.

     A summary of stock option activity for all plans is set forth below (shares in thousands):

                                                             NUMBER OF
                                                              OPTIONS     WEIGHTED-AVERAGE
                                                            OUTSTANDING    EXERCISE PRICE
                                                            -----------   ----------------
Outstanding January 1, 1997...............................    1,856.7          $11.05
  Granted.................................................      431.0           16.73
  Exercised...............................................      (43.8)           8.45
  Forfeited and expired...................................      (36.0)           8.40
                                                              -------
Outstanding December 31, 1997.............................    2,207.9           12.26
  Granted.................................................      801.2           15.94
  Exercised...............................................      (34.1)          10.42
  Forfeited and expired...................................      (23.4)          12.16
                                                              -------
Outstanding December 31, 1998.............................    2,951.6           13.28
  Granted.................................................      940.0           12.85
  Exercised...............................................      (42.5)          10.86
  Forfeited and expired...................................      (95.7)          14.63
                                                              -------
Outstanding December 31, 1999.............................    3,753.4           13.17
                                                              =======

     At December 31, 1999, 1998 and 1997, exercisable stock options totaled 2.0 million, 1.4 million and 0.7 million, respectively.

                          TESORO PETROLEUM CORPORATION

     The following table summarizes information about stock options outstanding under all plans at December 31, 1999 (shares in thousands):

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
    RANGE OF        NUMBER         REMAINING       WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------  -----------   ----------------   ----------------   -----------   ----------------
$ 3.92 to $ 7.59      175.7        3.2 years            $ 4.50            175.7          $ 4.50
$ 7.60 to $11.27      510.7        5.5 years              8.63            454.3            8.69
$11.28 to $14.95    1,902.8        8.2 years             13.26            950.8           13.66
$14.96 to $18.63    1,164.2        8.5 years             16.32            443.8           16.45
                    -------                                             -------
$ 3.92 to $18.63    3,753.4        7.7 years             13.17          2,024.6           12.36
                    =======                                             =======

  Phantom Stock Agreement and Phantom Stock Plan

     In 1997, the Compensation Committee of the Board of Directors granted 175,000 phantom stock options to an executive officer of the Company at 100% of the fair market value of the Company's Common Stock on the grant date, or $16.9844 per share. These phantom stock options vest in 15% increments in each of the first three years and the remaining 55% increment vests in the fourth year. At December 31, 1999, 52,500 of these phantom stock options were exercisable. Upon exercise, the executive officer would be entitled to receive in cash the difference between the fair market value of the Common Stock on the date of the phantom stock option grant and the fair market value of Common Stock on the date of exercise. At the discretion of the Compensation Committee, these phantom stock options may be converted to traditional stock options under the 1993 Plan.

     To more closely align director compensation with shareholders' interests, in March 1997, the lump-sum accrued benefit of each of the current non-employee directors was transferred from the Director Retirement Plan (see Note K) into an account ("Account") in the Company's Board of Directors Deferred Phantom Stock Plan ("Phantom Stock Plan"). Under the Phantom Stock Plan, a yearly credit of $7,250 (prorated to $6,042 for 1997) is made to the Account of each director in units, based upon the closing market price of the Company's Common Stock on the date of credit. In addition, a director may elect to have the value of his cash retainer fee deposited quarterly into the Account in units. The value of each Account balance, which is a function of the amount, if any, by which the market value of the Company's Common stock changes, is payable in cash at termination, if vested, with three years of service, or at retirement, death or disability. In 1999 and 1997, the Company recorded expense of approximately $44,000 and $127,000, respectively, related to phantom stock. In 1998, the Company credited expense for approximately $110,000 related to phantom stock due to the net depreciation in the market price of the Company's Common Stock.

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

     In May 1998, under a previous special incentive compensation strategy, the Company incurred a pretax charge of approximately $19.1 million, of which $7.1 million related to operating segments, when the market price of the Company's Common Stock achieved a specific performance target. Of this charge, approximately $10 million related to noncash vesting of restricted stock awards and stock options and $9 million related to cash bonuses.

  Pro Forma Information

     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation. Had compensation cost been determined based on the fair value at the grant dates for awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma results in 1999, 1998 and 1997 would have been net earnings of $71.4 million ($1.83 per basic share, $1.81 per diluted share), a net loss of approximately $22.3 million ($0.96 per basic and diluted share) and net earnings of $28.5 million ($1.08 per basic share, $1.06 per diluted share), respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 48%, 49% and 32%; risk free interest rates of 6.1%, 4.7% and 6.7%; expected lives of seven years; and no dividend yields for 1999, 1998 and 1997, respectively. The estimated average fair value per share of options granted during 1999, 1998 and 1997 were $7.48, $7.85 and $5.96, respectively. The fair value of phantom stock awards in 1998 was $0.82 per share.

  Shares Reserved

     Shares of unissued Common Stock reserved for the employee incentive stock plans and non-employee director plan totaled 4,079,952 at December 31, 1999. In addition, at December 31, 1999, 8,750,925 shares of unissued Common Stock were reserved for the conversion of Preferred Stock (see Note F).

NOTE M -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various noncancellable operating leases related to buildings, equipment, property and other facilities. These long-term leases have remaining primary terms generally up to ten years, with terms of certain rights-of-way extending up to 31 years, and generally contain multiple renewal options. Future

                          TESORO PETROLEUM CORPORATION
minimum annual lease payments as of December 31, 1999, for operating leases having initial or remaining noncancelable lease terms in excess of one year, excluding marine charters, were as follows (in millions):

2000........................................................  $ 15.9
2001........................................................    14.8
2002........................................................    13.5
2003........................................................    13.4
2004........................................................    13.2
Remainder...................................................   141.8
                                                              ------
  Total Minimum Lease Payments..............................  $212.6
                                                              ======

     In addition to the long-term lease commitments above, the Company charters two double-bottomed vessels, the Chesapeake Trader and the Potomac Trader, to transport crude oil and refined products. The Chesapeake Trader and the Potomac Trader are chartered under five-year agreements expiring in May 2000 and September 2000, respectively. At December 31, 1999, future minimum lease payments remaining for these two vessels totaled approximately $17 million through their term expirations in 2000. The Company also enters into various month-to-month and other short-term rentals of vessels to transport refined products from the Company's refineries to markets. Total marine charter expense was $37 million in 1999 and $34 million in each of 1998 and 1997. During 1999, the Company received $4.5 million in revenues from the sub-charter of vessels to third parties.

     In 1999, the Company entered into a charter for a double-hull tanker to be used for transporting crude oil and refined products which will replace the Chesapeake Trader. Under the terms of the new charter, Tesoro will receive one of the new Lightship Class tankers. The new charter, which has a three-year primary term beginning in May 2000 and two one-year options, will require minimum annual lease payments of approximately $10 million, saving the Company approximately $6 million annually. At December 31, 1999, total future minimum annual payments (which include operating costs) for long-term marine charters totaled $23 million in 2000, $10 million in 2001, $10 million in 2002 and $3 million in 2003, reflecting the replacement of the Chesapeake Trader in May 2000 and the term expiration of the Potomac Trader in September 2000. The Company also leases tugs and barges for its Hawaii operations under capital leases (see Note F) whereby the Company pays operating costs, such as personnel, repairs, maintenance and drydocking costs, estimated to total $8 million in 2000.

     Total rental expense for short-term and long-term leases, excluding marine charters, amounted to approximately $27 million, $20 million and $11 million for 1999, 1998 and 1997, respectively.

     In January 2000, the Company entered into an agreement with Wal-Mart Stores, Inc., in which Wal-Mart has agreed to offer no less than 40 sites at Wal-Mart stores in eleven states in the western U.S. at which the Company can build and operate retail gasoline stations. Under the agreement, each site will be subject to a lease with a ten-year primary term and an option, exercisable at the Company's discretion, to extend a site for two additional terms of five years each. On March 2, 2000, the Company accepted the first 14 sites offered by Wal-Mart. The minimum annual lease commitments for these 14 sites is approximately $0.3 million, and the total commitment is approximately $3 million over the initial ten-year term.

  Other Commitments

     Under an agreement with the State of Alaska reached in June 1998, the State released the Company from all payment obligations and all mortgages, liens and security interests in connection with a 1993 agreement settling a contract dispute with the State. The Company is obligated to pay the State of Alaska a throughput charge of $0.32 per barrel in 2000 and $0.33 per barrel in 2001 with respect to barrels of feedstock

                          TESORO PETROLEUM CORPORATION
processed at the Alaska refinery which exceed 50,000 barrels per day on a monthly basis, subject to available credits (as defined in the agreement). No payments were required in 1999.

  Environmental and Other

     The Company is a party to various litigation and contingent loss situations, including environmental matters, arising in the ordinary course of business. The Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

     The Company is currently involved with the Environmental Protection Agency ("EPA") regarding a waste disposal site near Abbeville, Louisiana. The Company has been named a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") at this location. Although the Superfund law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contribution for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000.

     In connection with the Hawaii Acquisition discussed in Note E, affiliates of BHP and the Company executed a separate environmental agreement, whereby the BHP affiliates indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification, which is in effect until 2008, is subject to a maximum limit of $9.5 million ($8.2 million remaining as of December 31, 1999). Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP affiliates and the next $6.0 million will be shared on the basis of 75% by the BHP affiliates and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit. The indemnity obligation of the BHP affiliates are guaranteed by BHP.

     Under the agreement related to the Washington Acquisition discussed in Note E, an affiliate of Shell generally agreed to indemnify the Company for environmental liabilities at the Washington Refinery arising out of conditions which existed at or prior to the closing date and identified by the Company prior to August 1, 2001. The Company is responsible for environmental costs up to the first $0.5 million each year, after which the Shell affiliate will be responsible for annual environmental costs up to $1.0 million. Annual costs greater than $1.0 million will be shared equally between the Company and the Shell affiliate, subject to an aggregate maximum of $5.0 million and a ten-year term. The indemnity obligation of Shell's affiliate is guaranteed by Shell.

     The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At December 31, 1999, the Company's accruals for environmental expenses totaled $13.6 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

                          TESORO PETROLEUM CORPORATION

     To comply with environmental laws and regulations, the Company anticipates that it will make capital improvements of approximately $8 million in 2000 and $10 million in 2001. The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. The Company expects that it will make capital improvements to certain equipment at its Washington Refinery to meet the revised gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

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

     On October 1, 1998, the Attorney General for the State of Hawaii filed a lawsuit in the U.S. District Court for the District of Hawaii ("Court") against thirteen oil companies, including Tesoro Petroleum Corporation and Tesoro Hawaii Corporation, alleging anti-competitive marketing practices in violation of federal and state anti-trust laws, and seeking injunctive relief and compensatory and treble damages and civil penalties against all defendants in an amount in excess of $500 million. On March 25, 1999, the Attorney General filed an amended complaint with the U.S. District Court seeking damages against all defendants for such alleged anti-competitive marketing practices in an amount in excess of $1.5 billion. On January 28, 2000, the U.S. District Court for the District of Hawaii approved a Settlement Agreement and Mutual Release ("Settlement Agreement") reached between Tesoro Hawaii Corporation, the Company, BHP Hawaii Inc. and BHP Petroleum Americas Refining Inc. (the "Settling Defendants") and the State of Hawaii which dismissed the Settling Defendants from the lawsuit. Pursuant to the Settlement Agreement, the Company and Tesoro Hawaii Corporation, without admitting any liability for claims alleged in the lawsuit, paid $3 million (which was provided for in the third quarter of 1999) on March 1, 2000 to the Court in complete settlement of the lawsuit.

                          TESORO PETROLEUM CORPORATION

NOTE N -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               QUARTERS
                                                   ---------------------------------    TOTAL
                                                   FIRST    SECOND   THIRD    FOURTH     YEAR
                                                   ------   ------   ------   ------   --------
                                                      (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
1999
  Revenues:
     As originally stated........................  $508.6   $754.1   $913.0   $874.6   $3,000.3
     Reclassification of discontinued
       operations................................   (15.2)   (15.3)   (19.5)    *         *
                                                   ------   ------   ------   ------   --------
     As restated.................................  $493.4   $738.8   $893.5   $874.6   $3,000.3
                                                   ======   ======   ======   ======   ========
  Segment Operating Profit (Loss):
     As originally stated........................  $ 21.6   $ 72.0   $ 67.5   $(15.5)  $  131.0
     Reclassification of discontinued
       operations................................    (3.7)    (3.2)    (7.7)    *         *
                                                   ------   ------   ------   ------   --------
     As restated.................................  $ 17.9   $ 68.8   $ 59.8   $(15.5)  $  131.0
                                                   ======   ======   ======   ======   ========
  Earnings (Loss) From Continuing Operations,
     Net.........................................  $  0.2   $ 32.6   $ 23.0   $(23.6)  $   32.2
  Earnings (Loss) From Discontinued Operations,
     Net.........................................     0.1     (0.1)     2.3     40.5       42.8
                                                   ------   ------   ------   ------   --------
  Net Earnings...................................  $  0.3   $ 32.5   $ 25.3   $ 16.9   $   75.0
                                                   ======   ======   ======   ======   ========
  Continuing Earnings (Loss) Per Share
     Basic.......................................  $(0.09)  $ 0.92   $ 0.62   $(0.82)  $   0.62
     Diluted.....................................  $(0.09)  $ 0.76   $ 0.53   $(0.82)  $   0.62
  Net Earnings (Loss) Per Share
     Basic.......................................  $(0.08)  $ 0.91   $ 0.69   $ 0.43   $   1.94
     Diluted.....................................  $(0.08)  $ 0.76   $ 0.58   $ 0.43   $   1.92
1998
  Revenues:
     As originally stated........................  $196.0   $278.9   $472.7   $542.7   $1,490.3
     Reclassification of discontinued
       operations................................   (23.0)   (42.2)   (19.5)   (19.0)    (103.7)
                                                   ------   ------   ------   ------   --------
     As restated.................................  $173.0   $236.7   $453.2   $523.7   $1,386.6
                                                   ======   ======   ======   ======   ========
  Segment Operating Profit (Loss):
     As originally stated........................  $ 17.9   $ 50.8   $ 28.6   $(38.0)  $   59.3
     Reclassification of discontinued
       operations................................    (9.6)   (29.2)    (6.4)    64.2       19.0
                                                   ------   ------   ------   ------   --------
     As restated.................................  $  8.3   $ 21.6   $ 22.2   $ 26.2   $   78.3
                                                   ======   ======   ======   ======   ========
  Earnings (Loss) From Continuing Operations,
     Net.........................................  $  1.3   $ (4.9)  $  6.9   $  4.3   $    7.6
  Earnings (Loss) From Discontinued Operations,
     Net.........................................     4.8     15.7      0.9    (44.0)     (22.6)
  Extraordinary Loss on Debt Extinguishment,
     Net.........................................      --     (4.6)      --      0.2       (4.4)
                                                   ------   ------   ------   ------   --------
  Net Earnings (Loss)............................  $  6.1   $  6.2   $  7.8   $(39.5)  $  (19.4)
                                                   ======   ======   ======   ======   ========
  Continuing Earnings (Loss) Per Share
     Basic.......................................  $ 0.05   $(0.18)  $ 0.12   $ 0.04   $   0.05
     Diluted.....................................  $ 0.05   $(0.18)  $ 0.12   $ 0.04   $   0.05
  Net Earnings (Loss) Per Share
     Basic.......................................  $ 0.23   $ 0.23   $ 0.15   $(1.32)  $  (0.86)
     Diluted.....................................  $ 0.23   $ 0.23   $ 0.15   $(1.32)  $  (0.86)

---------------

* Periods prior to the fourth quarter of 1999 have been restated to reflect the exploration and production business as discontinued operations.

     In the 1999 third quarter, the Company accrued a liability of $3.0 million pretax related to a litigation settlement with the State of Hawaii (Note M). A liquidation of LIFO inventory quantities resulted in a

                          TESORO PETROLEUM CORPORATION
decrease in cost of sales of $8.4 million and an increase in net earnings from continuing operations of approximately $5.3 million ($0.16 per share) during the fourth quarter of 1999 (Note I). Also in the fourth quarter of 1999, the Company recorded an aftertax gain of $39.1 million in discontinued operations for the sale of its exploration and production business (Note D).

     The 1998 second quarter included a pretax charge of $19.1 million for special incentive compensation (Note L). In addition, an aftertax extraordinary loss of $4.6 million was recorded in the 1998 second quarter for the early extinguishment of debt (Note F). Results from discontinued operations included aftertax income from receipt of contingency funds of $13.4 million in the 1998 second quarter and aftertax write-downs of oil and gas properties of $43.2 million in the 1998 fourth quarter (Note D).

     Earnings per share in the four quarters of 1999 and the 1998 third and fourth quarters were reduced by the effects of dividends on Preferred Stock issued in July 1998 (Note F).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Company's 2000 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's 2000 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item will be contained in the Company's 2000 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's 2000 Proxy Statement, incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Tesoro Petroleum Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    37
Statements of Consolidated Operations -- Years Ended
  December 31, 1999, 1998 and 1997..........................    38
Consolidated Balance Sheets -- December 31, 1999 and 1998...    39
Statements of Consolidated Stockholders' Equity -- Years
  Ended December 31, 1999, 1998 and 1997....................    40
Statements of Consolidated Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................    41
Notes to Consolidated Financial Statements..................    42

     2. FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            2.1          -- Stock Sale Agreement, dated March 18, 1998, among the
                            Company, BHP Hawaii Inc. and BHP Petroleum Pacific
                            Islands Inc. (incorporated by reference herein to Exhibit
                            2.1 to Registration Statement No. 333-51789).
            2.2          -- Stock Sale Agreement, dated May 1, 1998, among Shell
                            Refining Holding Company, Shell Anacortes Refining
                            Company and the Company (incorporated by reference herein
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998, File No. 1-3473).
            2.3          -- Stock Purchase Agreement, dated as of October 8, 1999,
                            but effective as of July 1, 1999 among the Company,
                            Tesoro Gas Resources Company, Inc., EEX Operating LLC and
                            EEX Corporation (incorporated by reference herein to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on January 3, 2000, File No. 1-3473).
            2.4          -- First Amendment to Stock Purchase Agreement dated
                            December 16, 1999, but effective as of October 8, 1999,
                            among the Company, Tesoro Gas Resources Company, Inc.,
                            EEX Operating LLC and EEX Corporation (incorporated by
                            reference herein to Exhibit 2.2 to the Company's Current
                            Report on Form 8-K filed on January 3, 2000, File No.
                            1-3473).
            2.5          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Grande LLC)
                            (incorporated by reference herein to Exhibit 2.3 to the
                            Company's Current Report on Form 8-K filed on January 3,
                            2000, File No. 1-3473).
            2.6          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Reserves
                            Company LLC) (incorporated by reference herein to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed on
                            January 3, 2000, File No. 1-3473).
            2.7          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Southeast
                            LLC) (incorporated by reference herein to Exhibit 2.5 to
                            the Company's Current Report on From 8-K filed on January
                            3, 2000, File No. 1-3473).
            2.8          -- Stock Purchase Agreement, dated as of November 19, 1999, by and between the Company and BG International Limited
                            (incorporated by reference herein to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on January 13,
                            2000, File No. 1-3473).
            3.1          -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference herein to Exhibit 3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, File No. 1-3473).
            3.2          -- By-Laws of the Company, as amended through June 6, 1996
                            (incorporated by reference herein to Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, File No. 1-3473).
            3.3          -- Amendment to Restated Certificate of Incorporation of the
                            Company adding a new Article IX limiting Directors'
                            Liability (incorporated by reference herein to Exhibit
                            3(b) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1993, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            3.4          -- Certificate of Designation Establishing a Series of $2.20
                            Cumulative Convertible Preferred Stock, dated as of
                            January 26, 1983 (incorporated by reference herein to
                            Exhibit 3(c) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1993, File No.
                            1-3473).
            3.5          -- Certificate of Designation Establishing a Series A
                            Participating Preferred Stock, dated as of December 16,
                            1985 (incorporated by reference herein to Exhibit 3(d) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.6          -- Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company
                            amending Article IV, Article V, Article VII and Article
                            VIII (incorporated by reference herein to Exhibit 3(e) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.7          -- Certificate of Amendment, dated as of August 3, 1998, to
                            Certificate of Incorporation of the Company, amending
                            Article IV, increasing the number of authorized shares of
                            Common Stock from 50,000,000 to 100,000,000 (incorporated
                            by reference herein to Exhibit 3.1 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998, File No. 1-3473.)
            3.8          -- Certificate of Designation of 7.25% Mandatorily
                            Convertible Preferred Stock (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on July 1, 1998, File No. 1-3473).
            4.1          -- Form of Coastwide Energy Services Inc. 8% Convertible
                            Subordinated Debenture (incorporated by reference herein
                            to Exhibit 4.3 to Post-Effective Amendment No. 1 to
                            Registration No. 333-00229).
            4.2          -- Debenture Assumption and Conversion Agreement dated as of
                            February 20, 1996, between the Company, Coastwide Energy
                            Services, Inc. and CNRG Acquisition Corp. (incorporated
                            by reference herein to Exhibit 4.4 to Post-Effective
                            Amendment No. 1 to Registration No. 333-00229).
            4.3          -- Form of Cancellation/Substitution Agreement by and
                            between the Company, Coastwide Energy Services, Inc. and
                            Optionee (incorporated by reference herein to Exhibit 4.6
                            to Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
            4.4          -- Indenture, dated as of July 2, 1998, between Tesoro
                            Petroleum Corporation and U.S. Bank Trust National
                            Association, as Trustee (incorporated by reference herein
                            to Exhibit 4.4 to Registration Statement No. 333-59871).
            4.5          -- Form of 9% Senior Subordinated Notes due 2008 and 9%
                            Senior Subordinated Notes due 2008, Series B (filed as
                            part of Exhibit 4.4 hereof) (incorporated by reference
                            herein to Exhibit 4.5 to Registration Statement No.
                            333-59871).
            4.6          -- Third Amended and Restated Credit Agreement ("Senior
                            Credit Facility"), dated as of July 2, 1998, among the
                            Company, the Lenders parties thereto, Lehman Brothers
                            Inc., as Arranger, Lehman Commercial Paper Inc., as
                            Syndication Agent, the First National Bank of Chicago, as
                            Co-Administrative Agent and as General Administrative
                            Agent, Paribas, as Co-Administrative Agent and as
                            Collateral Agent and The Bank of Nova Scotia, as
                            Documentation Agent (incorporated by reference herein to
                            Exhibit 4.6 to Registration Statement No. 333-59871).
            4.7          -- Consent and Confirmation, dated as of July 2, 1998, with respect to the Senior Credit Facility, dated as of July
                            2, 1998 (incorporated by reference herein to Exhibit 4.7
                            to Registration Statement No. 333-59871).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            4.8          -- Amended and Restated First Amendment and Consent, dated as of November 10, 1999, to the Senior Credit Facility,
                            dated as of July 2, 1998 (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on January 3, 2000, File No. 1-3473).
           *4.9          -- Second Amendment, dated as of February 22, 2000, to the
                            Senior Credit Facility, dated as of July 2, 1998.
           4.10          -- Deposit Agreement among the Company, The Bank of New York and the holders from time to time of depository receipts
                            executed and delivered thereunder (incorporated by
                            reference to Exhibit 4.2 to the Company's Current Report
                            on Form 8-K filed on July 1, 1998, File No. 1-3473).
           4.11          -- Form of depository receipt evidencing ownership of
                            Premium Income Equity Securities (filed as a part of
                            Exhibit 4.10 hereof) incorporated by reference herein to
                            Exhibit 4.9 to Registration Statement No. 333-59871).
           10.1          -- Registration Rights Agreement, dated as of July 2, 1998, among Tesoro Petroleum Corporation, Lehman Brothers Inc.,
                            Bear, Stearns & Co. Inc. and Salomon Smith Barney
                            (incorporated by reference herein to Exhibit 10.1 to
                            Registration Statement No. 333-59871).
          +10.2          -- The Company's Amended Executive Security Plan, as amended through November 13, 1989, and Funded Executive Security
                            Plan, as amended through February 28, 1990, for executive
                            officers and key personnel (incorporated by reference
                            herein to Exhibit 10(f) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990,
                            File No. 1-3473).
          +10.3          -- Sixth Amendment to the Company's Amended Executive
                            Security Plan and Seventh Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            March 6, 1991 (incorporated by reference herein to
                            Exhibit 10(g) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended September 30, 1991, File No.
                            1-3473).
          +10.4          -- Seventh Amendment to the Company's Amended Executive
                            Security Plan and Eighth Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            December 8, 1994 (incorporated by reference herein to
                            Exhibit 10(f) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1994, File No.
                            1-3473).
          +10.5          -- Eighth Amendment to the Company's Amended Executive
                            Security Plan and Ninth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective June 6,
                            1996 (incorporated by reference herein to Exhibit 10.5 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.6          -- Ninth Amendment to the Company's Amended Executive
                            Security Plan and Tenth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective October 1,
                            1998 (incorporated by reference herein to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.7          -- Amended and Restated Employment Agreement between the
                            Company and Bruce A. Smith dated November 1, 1997
                            (incorporated by reference therein to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          +10.8          -- First Amendment dated October 28, 1998 to Amended and
                            Restated Employment Agreement between the Company and
                            Bruce A. Smith dated November 1, 1997 (incorporated by
                            reference herein to Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
          +10.9          -- Amendment and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.9 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.10          -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1998, File No. 1-3473).
         +10.11          -- Management Stability Agreement between the Company and
                            Don M. Heep dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.11 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.12          -- Management Stability Agreement between the Company and
                            Donald A. Nyberg dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997, File No. 1-3473).
         +10.13          -- Management Stability Agreement between the Company and
                            Steve Wormington dated September 27, 1995 (incorporated
                            by reference herein to Exhibit 10.9 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1997, File No. 1-3473).
        *+10.14          -- Management Stability Agreement between the Company and
                            Sharon L. Layman dated December 14, 1994.
         +10.15          -- Management Stability Agreement between the Company and
                            Thomas E. Reardon dated December 14, 1994 (incorporated
                            by reference herein to Exhibit 10(w) to Registration
                            Statement No. 333-00229).
         +10.16          -- Management Stability Agreement between the Company and
                            Gregory A. Wright dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(p) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.17          -- Management Stability Agreement between the Company and
                            Don E. Beere dated December 14, 1994 (incorporated by
                            reference herein to Exhibit 10(o) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994, File No. 1-3473).
         +10.18          -- The Company's Amended Incentive Stock Plan of 1982, as
                            amended through February 24, 1988 (incorporated by
                            reference herein to Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1988, File No. 1-3473).
         +10.19          -- Resolution approved by the Company's stockholders on
                            April 30, 1992 extending the term of the Company's
                            Amended Incentive Stock Plan of 1982 to February 24, 1994
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1992, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.20          -- Copy of the Company's Amended and Restated Executive
                            Long-Term Incentive Plan, as amended through July 29,
                            1998 (incorporated by reference herein to Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1998, File No. 1-3473).
         +10.21          -- Copy of the Company's 1998 Performance Incentive
                            Compensation Plan (incorporated by reference herein to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended September 30, 1998, File No.
                            1-3473).
         +10.22          -- Copy of the Company's Non-Employee Director Retirement
                            Plan dated December 8, 1994 (incorporated by reference
                            herein to Exhibit 10(t) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1994,
                            File No. 1-3473).
         +10.23          -- Copy of the Company's Board of Directors Deferred
                            Compensation Plan dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(u) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.24          -- Copy of the Company's Board of Directors Deferred
                            Compensation Trust dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(v) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.25          -- Copy of the Company's Board of Directors Deferred Phantom
                            Stock Plan (incorporated by reference herein to Exhibit
                            10 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1997, File No. 1-3473).
         +10.26          -- Phantom Stock Option Agreement between the Company and
                            Bruce A. Smith dated effective October 29, 1997
                            (incorporated by reference herein to Exhibit 10.20 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).
          10.27          -- Copy of Settlement Agreement dated effective January 19,
                            1993, between Tesoro Petroleum Corporation, Tesoro Alaska
                            Petroleum Company and the State of Alaska (incorporated
                            by reference herein to Exhibit 10(q) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1992, File No. 1-3473).
          10.28          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference
                            herein to Exhibit B to the Company's Proxy Statement for
                            the Annual Meeting of Stockholders held on February 25,
                            1987, File No. 1-3473).
            *21          -- Subsidiaries of the Company
            *23          -- Consent of Deloitte & Touche LLP
         **27.1          -- Financial Data Schedule (December 31, 1999)
         **27.2          -- Restated Financial Data Schedule (September 30, 1999)
         **27.3          -- Restated Financial Data Schedule (June 30, 1999)
         **27.4          -- Restated Financial Data Schedule (March 31, 1999)
         **27.5          -- Restated Financial Data Schedule (December 31, 1998)
         **27.6          -- Restated Financial Data Schedule (September 30, 1998)
         **27.7          -- Restated Financial Data Schedule (June 30, 1998)
         **27.8          -- Restated Financial Data Schedule (March 31, 1998)
         **27.9          -- Restated Financial Data Schedule (December 31, 1997)

---------------

 * Filed herewith.

 + Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

** The Financial Data Schedules shall not be deemed "filed" for purposes of
   Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange of 1934, and are included as exhibits only to the electronic filing of this From 10-K in accordance with Item 601(c) of Regulation S-K and
   Section 401 of Regulation S-T.

Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Petroleum Corporation, 300 Concord Plaza Drive, San Antonio, Texas, 78216-6999.

(b) REPORTS ON FORM 8-K

     On January 3, 2000, the Company filed a Current Report on Form 8-K reporting under Item 2 the sale of its domestic exploration and production business on December 17, 1999. The Company also reported under Item 5 the closing of the sale of its Bolivian exploration and production operations on December 29, 1999. Unaudited pro forma condensed financial statements and related exhibits were filed under Item 7.

     On January 13, 2000, the Company filed a Current Report on Form 8-K reporting under Item 2 the sale of its Bolivian exploration and production operations on December 29, 1999 and a related exhibit under Item 7. The unaudited pro forma condensed financial statements had been previously filed in the Company's Current Report on Form 8-K dated December 17, 1999 and filed on January 3, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TESORO PETROLEUM CORPORATION

                                         By:      /s/ BRUCE A. SMITH
                                            ----------------------------------
                                                      Bruce A. Smith
                                            Chairman of the Board of Directors,
                                           President and Chief Executive Officer
Date: March 29, 2000

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ BRUCE A. SMITH                    Chairman of the Board of Directors    March 29, 2000
-----------------------------------------------------    and Director, President and
                  (Bruce A. Smith)                       Chief Executive Officer
                                                         (Principal Executive Officer)

                /s/ GREGORY A. WRIGHT                  Senior Vice President, Financial      March 29, 2000
-----------------------------------------------------    Resources (Principal Financial
                 (Gregory A. Wright)                     Officer)

                   /s/ DON M. HEEP                     Vice President, Controller            March 29, 2000
-----------------------------------------------------    (Principal Accounting Officer)
                    (Don M. Heep)

               /s/ STEVEN H. GRAPSTEIN                 Vice Chairman of the Board of         March 29, 2000
-----------------------------------------------------    Directors and Director
                (Steven H. Grapstein)

               /s/ WILLIAM J. JOHNSON                  Director                              March 29, 2000
-----------------------------------------------------
                (William J. Johnson)

              /s/ RAYMOND K. MASON, SR.                Director                              March 29, 2000
-----------------------------------------------------
               (Raymond K. Mason, Sr.)

                /s/ DONALD H. SCHMUDE                  Director                              March 29, 2000
-----------------------------------------------------
                 (Donald H. Schmude)

                 /s/ PATRICK J. WARD                   Director                              March 29, 2000
-----------------------------------------------------
                  (Patrick J. Ward)

              /s/ MURRAY L. WEIDENBAUM                 Director                              March 29, 2000
-----------------------------------------------------
               (Murray L. Weidenbaum)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.1           -- Stock Sale Agreement, dated March 18, 1998, among the
                            Company, BHP Hawaii Inc. and BHP Petroleum Pacific
                            Islands Inc. (incorporated by reference herein to Exhibit
                            2.1 to Registration Statement No. 333-51789).
           2.2           -- Stock Sale Agreement, dated May 1, 1998, among Shell
                            Refining Holding Company, Shell Anacortes Refining
                            Company and the Company (incorporated by reference herein
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998, File No. 1-3473).
           2.3           -- Stock Purchase Agreement, dated as of October 8, 1999,
                            but effective as of July 1, 1999 among the Company,
                            Tesoro Gas Resources Company, Inc., EEX Operating LLC and
                            EEX Corporation (incorporated by reference herein to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on January 3, 2000, File No. 1-3473).
           2.4           -- First Amendment to Stock Purchase Agreement dated
                            December 16, 1999, but effective as of October 8, 1999,
                            among the Company, Tesoro Gas Resources Companies, Inc.,
                            EEX Operating LLC and EEX Corporation (incorporated by
                            reference herein to Exhibit 2.2 to the Company's Current
                            Report on Form 8-K filed on January 3, 2000, File No.
                            1-3473).
           2.5           -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Grande LLC)
                            (incorporated by reference herein to Exhibit 2.3 to the
                            Company's Current Report on Form 8-K filed on January 3,
                            2000, File No. 1-3473).
           2.6           -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Reserves
                            Company LLC) (incorporated by reference herein to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed on
                            January 3, 2000, File No. 1-3473).
           2.7           -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Southeast
                            LLC) (incorporated by reference herein to Exhibit 2.5 to
                            the Company's Current Report on From 8-K filed on January
                            3, 2000, File No. 1-3473).
           2.8           -- Stock Purchase Agreement, dated as of November 19, 1999, by and between the Company and BG International Limited
                            (incorporated by reference herein to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on January 13,
                            2000, File No. 1-3473).
           3.1           -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference herein to Exhibit 3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, File No. 1-3473).
           3.2           -- By-Laws of the Company, as amended through June 6, 1996
                            (incorporated by reference herein to Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, File No. 1-3473).
           3.3           -- Amendment to Restated Certificate of Incorporation of the
                            Company adding a new Article IX limiting Directors'
                            Liability (incorporated by reference herein to Exhibit
                            3(b) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1993, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.4           -- Certificate of Designation Establishing a Series of $2.20
                            Cumulative Convertible Preferred Stock, dated as of
                            January 26, 1983 (incorporated by reference herein to
                            Exhibit 3(c) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1993, File No.
                            1-3473).
           3.5           -- Certificate of Designation Establishing a Series A
                            Participating Preferred Stock, dated as of December 16,
                            1985 (incorporated by reference herein to Exhibit 3(d) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
           3.6           -- Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company
                            amending Article IV, Article V, Article VII and Article
                            VIII (incorporated by reference herein to Exhibit 3(e) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
           3.7           -- Certificate of Amendment, dated as of August 3, 1998, to
                            Certificate of Incorporation of the Company, amending
                            Article IV, increasing the number of authorized shares of
                            Common Stock from 50,000,000 to 100,000,000 (incorporated
                            by reference herein to Exhibit 3.1 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998, File No. 1-3473.)
           3.8           -- Certificate of Designation of 7.25% Mandatorily
                            Convertible Preferred Stock (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on July 1, 1998, File No. 1-3473).
           4.1           -- Form of Coastwide Energy Services Inc. 8% Convertible
                            Subordinated Debenture (incorporated by reference herein
                            to Exhibit 4.3 to Post-Effective Amendment No. 1 to
                            Registration No. 333-00229).
           4.2           -- Debenture Assumption and Conversion Agreement dated as of
                            February 20, 1996, between the Company, Coastwide Energy
                            Services, Inc. and CNRG Acquisition Corp. (incorporated
                            by reference herein to Exhibit 4.4 to Post-Effective
                            Amendment No. 1 to Registration No. 333-00229).
           4.3           -- Form of Cancellation/Substitution Agreement by and
                            between the Company, Coastwide Energy Services, Inc. and
                            Optionee (incorporated by reference herein to Exhibit 4.6
                            to Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
           4.4           -- Indenture, dated as of July 2, 1998, between Tesoro
                            Petroleum Corporation and U.S. Bank Trust National
                            Association, as Trustee (incorporated by reference herein
                            to Exhibit 4.4 to Registration Statement No. 333-59871).
           4.5           -- Form of 9% Senior Subordinated Notes due 2008 and 9%
                            Senior Subordinated Notes due 2008, Series B (filed as
                            part of Exhibit 4.4 hereof) (incorporated by reference
                            herein to Exhibit 4.5 to Registration Statement No.
                            333-59871).
           4.6           -- Third Amended and Restated Credit Agreement ("Senior
                            Credit Facility"), dated as of July 2, 1998, among the
                            Company, the Lenders parties thereto, Lehman Brothers
                            Inc., as Arranger, Lehman Commercial Paper Inc., as
                            Syndication Agent, the First National Bank of Chicago, as
                            Co-Administrative Agent and as General Administrative
                            Agent, Paribas, as Co-Administrative Agent and as
                            Collateral Agent and The Bank of Nova Scotia, as
                            Documentation Agent (incorporated by reference herein to
                            Exhibit 4.6 to Registration Statement No. 333-59871).
           4.7           -- Consent and Confirmation, dated as of July 2, 1998, with respect to the Senior Credit Facility, dated as of July
                            2, 1998 (incorporated by reference herein to Exhibit 4.7
                            to Registration Statement No. 333-59871).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           4.8           -- Amended and Restated First Amendment and Consent, dated as of November 10, 1999, to the Senior Credit Facility,
                            dated as of July 2, 1998 (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on January 3, 2000, File No. 1-3473).
          *4.9           -- Second Amendment, dated as of February 22, 2000, to the
                            Senior Credit Facility, dated as of July 2, 1998.
           4.10          -- Deposit Agreement among the Company, The Bank of New York and the holders from time to time of depository receipts
                            executed and delivered thereunder (incorporated by
                            reference to Exhibit 4.2 to the Company's Current Report
                            on Form 8-K filed on July 1, 1998, File No. 1-3473).
           4.11          -- Form of depository receipt evidencing ownership of
                            Premium Income Equity Securities (filed as a part of
                            Exhibit 4.10 hereof) incorporated by reference herein to
                            Exhibit 4.9 to Registration Statement No. 333-59871).
          10.1           -- Registration Rights Agreement, dated as of July 2, 1998, among Tesoro Petroleum Corporation, Lehman Brothers Inc.,
                            Bear, Stearns & Co. Inc. and Salomon Smith Barney
                            (incorporated by reference herein to Exhibit 10.1 to
                            Registration Statement No. 333-59871).
         +10.2           -- The Company's Amended Executive Security Plan, as amended through November 13, 1989, and Funded Executive Security
                            Plan, as amended through February 28, 1990, for executive
                            officers and key personnel (incorporated by reference
                            herein to Exhibit 10(f) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990,
                            File No. 1-3473).
         +10.3           -- Sixth Amendment to the Company's Amended Executive
                            Security Plan and Seventh Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            March 6, 1991 (incorporated by reference herein to
                            Exhibit 10(g) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended September 30, 1991, File No.
                            1-3473).
         +10.4           -- Seventh Amendment to the Company's Amended Executive
                            Security Plan and Eighth Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            December 8, 1994 (incorporated by reference herein to
                            Exhibit 10(f) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1994, File No.
                            1-3473).
         +10.5           -- Eighth Amendment to the Company's Amended Executive
                            Security Plan and Ninth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective June 6,
                            1996 (incorporated by reference herein to Exhibit 10.5 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.6           -- Ninth Amendment to the Company's Amended Executive
                            Security Plan and Tenth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective October 1,
                            1998 (incorporated by reference herein to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.7           -- Amended and Restated Employment Agreement between the
                            Company and Bruce A. Smith dated November 1, 1997
                            (incorporated by reference therein to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.8           -- First Amendment dated October 28, 1998 to Amended and
                            Restated Employment Agreement between the Company and
                            Bruce A. Smith dated November 1, 1997 (incorporated by
                            reference herein to Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.9           -- Amendment and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.9 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.10          -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1998, File No. 1-3473).
         +10.11          -- Management Stability Agreement between the Company and
                            Don M. Heep dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.11 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.12          -- Management Stability Agreement between the Company and
                            Donald A. Nyberg dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997, File No. 1-3473).
         +10.13          -- Management Stability Agreement between the Company and
                            Steve Wormington dated September 27, 1995 (incorporated
                            by reference herein to Exhibit 10.9 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1997, File No. 1-3473).
        *+10.14          -- Management Stability Agreement between the Company and
                            Sharon L. Layman dated December 14, 1994.
         +10.15          -- Management Stability Agreement between the Company and
                            Thomas E. Reardon dated December 14, 1994 (incorporated
                            by reference herein to Exhibit 10(w) to Registration
                            Statement No. 333-00229).
         +10.16          -- Management Stability Agreement between the Company and
                            Gregory A. Wright dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(p) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.17          -- Management Stability Agreement between the Company and
                            Don E. Beere dated December 14, 1994 (incorporated by
                            reference herein to Exhibit 10(o) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1994, File No. 1-3473).
         +10.18          -- The Company's Amended Incentive Stock Plan of 1982, as
                            amended through February 24, 1988 (incorporated by
                            reference herein to Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1988, File No. 1-3473).
         +10.19          -- Resolution approved by the Company's stockholders on
                            April 30, 1992 extending the term of the Company's
                            Amended Incentive Stock Plan of 1982 to February 24, 1994
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1992, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.20          -- Copy of the Company's Amended and Restated Executive
                            Long-Term Incentive Plan, as amended through July 29,
                            1998 (incorporated by reference herein to Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1998, File No. 1-3473).
         +10.21          -- Copy of the Company's 1998 Performance Incentive
                            Compensation Plan (incorporated by reference herein to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended September 30, 1998, File No.
                            1-3473).
         +10.22          -- Copy of the Company's Non-Employee Director Retirement
                            Plan dated December 8, 1994 (incorporated by reference
                            herein to Exhibit 10(t) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1994,
                            File No. 1-3473).
         +10.23          -- Copy of the Company's Board of Directors Deferred
                            Compensation Plan dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(u) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.24          -- Copy of the Company's Board of Directors Deferred
                            Compensation Trust dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(v) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.25          -- Copy of the Company's Board of Directors Deferred Phantom
                            Stock Plan (incorporated by reference herein to Exhibit
                            10 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1997, File No. 1-3473).
         +10.26          -- Phantom Stock Option Agreement between the Company and
                            Bruce A. Smith dated effective October 29, 1997
                            (incorporated by reference herein to Exhibit 10.20 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).
          10.27          -- Copy of Settlement Agreement dated effective January 19,
                            1993, between Tesoro Petroleum Corporation, Tesoro Alaska
                            Petroleum Company and the State of Alaska (incorporated
                            by reference herein to Exhibit 10(q) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1992, File No. 1-3473).
          10.28          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference
                            herein to Exhibit B to the Company's Proxy Statement for
                            the Annual Meeting of Stockholders held on February 25,
                            1987, File No. 1-3473).
         *21             -- Subsidiaries of the Company
         *23             -- Consent of Deloitte & Touche LLP
        **27.1           -- Financial Data Schedule (December 31, 1999)
        **27.2           -- Restated Financial Data Schedule (September 30, 1999)
        **27.3           -- Restated Financial Data Schedule (June 30, 1999)
        **27.4           -- Restated Financial Data Schedule (March 31, 1999)
        **27.5           -- Restated Financial Data Schedule (December 31, 1998)
        **27.6           -- Restated Financial Data Schedule (September 30, 1998)
        **27.7           -- Restated Financial Data Schedule (June 30, 1998)
        **27.8           -- Restated Financial Data Schedule (March 31, 1998)
        **27.9           -- Restated Financial Data Schedule (December 31, 1997)

---------------

 * Filed herewith.

 + Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

** The Financial Data Schedules shall not be deemed "filed" for purposes of
   Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange of 1934, and are included as exhibits only to the electronic filing of this From 10-K in accordance with Item 601(c) of Regulation S-K and
   Section 401 of Regulation S-T.