Form 10-Q
period 2000-03-31
TESORO PETROLEUM CORP /NEW/
filed 2000-05-15
CIK 50104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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






There were 31,080,115 shares of the registrant's Common Stock outstanding at May 12, 2000.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                               TABLE OF CONTENTS



                                                                         PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 2000 and
     December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . .     3

   Condensed Statements of Consolidated Operations - Three Months Ended
     March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .     4

   Condensed Statements of Consolidated Cash Flows - Three Months Ended
     March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .     5

   Notes to Condensed Consolidated Financial Statements. . . . . . . .     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . .    12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    21


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    22

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                               March 31,   December 31
                                                                  2000          1999 *
                                                                  ----          ----
                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . .   $    21.0     $   141.8
 Receivables, less allowance for doubtful accounts . . . .       309.3         280.7
 Inventories . . . . . . . . . . . . . . . . . . . . . . .       268.3         182.2
 Prepayments and other . . . . . . . . . . . . . . . . . .        11.0           6.9
                                                               --------      --------
  Total Current Assets . . . . . . . . . . . . . . . . . .       609.6         611.6
                                                               --------      --------

PROPERTY, PLANT AND EQUIPMENT
 Refining and marketing. . . . . . . . . . . . . . . . . .       914.0         906.6
 Marine services . . . . . . . . . . . . . . . . . . . . .        48.9          47.7
 Corporate . . . . . . . . . . . . . . . . . . . . . . . .        21.9          21.8
                                                               --------      --------
                                                                 984.8         976.1
 Less accumulated depreciation and amortization. . . . . .       254.3         244.5
                                                               --------      --------
  Net Property, Plant and Equipment. . . . . . . . . . . .       730.5         731.6
                                                               --------      --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .       131.5         143.3
                                                               --------      --------
   Total Assets. . . . . . . . . . . . . . . . . . . . . .   $ 1,471.6     $ 1,486.5
                                                               ========      ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . .   $   268.7     $   214.2
 Accrued liabilities . . . . . . . . . . . . . . . . . . .        67.9          80.0
 Current maturities of long-term debt and other obligations        3.8          27.4
                                                               --------      --------
  Total Current Liabilities. . . . . . . . . . . . . . . .       340.4         321.6
                                                               --------      --------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .        87.9          85.8
                                                               --------      --------

OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . .        67.9          65.8
                                                               --------      --------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
  MATURITIES . . . . . . . . . . . . . . . . . . . . . . .       352.5         390.2
                                                               --------      --------

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized 5,000,000 shares:
  7.25% Mandatorily Convertible Preferred Stock, 103,500
  shares issued and outstanding. . . . . . . . . . . . . .       165.0         165.0
 Common stock, par value $0.16-2/3; authorized 100,000,000
  shares; 32,729,596 shares issued (32,704,856 in 1999). .         5.4           5.4
 Additional paid-in capital. . . . . . . . . . . . . . . .       279.3         279.0
 Retained earnings . . . . . . . . . . . . . . . . . . . .       184.9         178.6
 Treasury stock, 1,011,481 common shares (292,881 in 1999),
  at cost. . . . . . . . . . . . . . . . . . . . . . . . .       (11.7)         (4.9)
                                                               --------      --------
  Total Stockholders' Equity . . . . . . . . . . . . . . .       622.9         623.1
                                                               --------      --------

   Total Liabilities and Stockholders' Equity. . . . . . .   $ 1,471.6     $ 1,486.5
                                                               ========      ========



*  The balance sheet at December 31, 1999 has been condensed from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2000          1999
                                                                 ----          ----
REVENUES
 Refining and marketing. . . . . . . . . . . . . . . . . .   $ 1,012.8     $   472.2
 Marine services . . . . . . . . . . . . . . . . . . . . .        41.9          21.2
 Other income. . . . . . . . . . . . . . . . . . . . . . .         0.6            -
                                                               --------      --------
  Total Revenues . . . . . . . . . . . . . . . . . . . . .     1,055.3         493.4
                                                               --------      --------

OPERATING COSTS AND EXPENSES
 Refining and marketing. . . . . . . . . . . . . . . . . .       972.7         445.9
 Marine services . . . . . . . . . . . . . . . . . . . . .        38.7          20.1
 Depreciation and amortization . . . . . . . . . . . . . .         9.9           9.5
                                                               --------      --------
  Total Segment Operating Costs and Expenses . . . . . . .     1,021.3         475.5
                                                               --------      --------

SEGMENT OPERATING PROFIT . . . . . . . . . . . . . . . . .        34.0          17.9

General and administrative . . . . . . . . . . . . . . . .        (8.7)         (6.9)
Interest and financing costs, net of capitalized interest.        (9.6)        (10.1)
Interest income. . . . . . . . . . . . . . . . . . . . . .         1.5           0.1
Other expense. . . . . . . . . . . . . . . . . . . . . . .        (1.9)         (0.8)
                                                               --------      --------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .        15.3           0.2
Income tax provision . . . . . . . . . . . . . . . . . . .         6.0            -
                                                               --------      --------

EARNINGS FROM CONTINUING OPERATIONS, NET . . . . . . . . .         9.3           0.2
Earnings from discontinued operations, net of income taxes          -            0.1
                                                               --------      --------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . . . .         9.3           0.3
Preferred dividend requirements. . . . . . . . . . . . . .         3.0           3.0
                                                               --------      --------

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK . . . . . .   $     6.3     $    (2.7)
                                                               ========      ========

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS -
 BASIC AND DILUTED . . . . . . . . . . . . . . . . . . . .   $    0.20     $   (0.09)
                                                               ========      ========

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED. . . . .   $    0.20     $   (0.08)
                                                               ========      ========
WEIGHTED AVERAGE COMMON SHARES - BASIC . . . . . . . . . .        32.2          32.3
                                                               ========      ========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
 DILUTIVE COMMON SHARES - DILUTED. . . . . . . . . . . . .        32.3          32.3
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

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  -------------------
                                                                                    2000        1999
                                                                                    ----        ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Continuing operations:
   Earnings from continuing operations, net . . . . . . . . . . . . . . . . . .  $   9.3     $   0.2
   Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     10.5        10.0
    Amortization of refinery turnarounds and other deferred costs . . . . . . .      5.4         5.6
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      2.1        (0.1)
    Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (28.7)      (10.8)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (86.1)       (4.4)
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .     42.5        48.9
     Other assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .      1.8         3.5
                                                                                  -------     -------
       Total from continuing operations . . . . . . . . . . . . . . . . . . . .    (43.2)       52.9
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . .       -          9.3
                                                                                  -------     -------
   Net cash from (used in) operating activities . . . . . . . . . . . . . . . .    (43.2)       62.2
                                                                                  -------     -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures:
   Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9.3)      (13.4)
   Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . .       -        (23.4)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.2        (0.4)
                                                                                  -------     -------
      Net cash used in investing activities . . . . . . . . . . . . . . . . . .     (8.1)      (37.2)
                                                                                  -------     -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving credit facilities . . . . . . . .     45.0       (61.2)
  Repayments of other debt and obligations. . . . . . . . . . . . . . . . . . .   (105.0)      (16.5)
  Issuance of other long-term debt. . . . . . . . . . . . . . . . . . . . . . .       -         50.0
  Repurchase of Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . .     (6.8)         -
  Payment of dividends on Preferred Stock . . . . . . . . . . . . . . . . . . .     (3.0)       (3.0)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.3        (0.1)
                                                                                  -------     -------
       Net cash used in financing activities. . . . . . . . . . . . . . . . . .    (69.5)      (30.8)
                                                                                  -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .   (120.8)       (5.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .    141.8        12.0
                                                                                  -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $  21.0     $   6.2
                                                                                  =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2.7     $  20.4
                                                                                  =======     =======
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    -      $   3.0
                                                                                  =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Information for the three months ended March 31, 1999 has been restated to reflect the exploration and production business as discontinued operations. Certain reclassifications have been made to information previously reported to conform to current presentation.

NOTE B - INVENTORIES

Components of inventories were as follows (in millions):

                                                March 31,   December 31,
                                                   2000        1999
                                                   ----        ----

Crude oil and refined products, at LIFO. . .   $  240.6    $  147.8
Refined products, at FIFO . . . . . .. . . .        4.8         9.9
Merchandise and other. . . . . . . . . . . .        6.3         6.0
Materials and supplies . . . . . . . . . . .       16.6        18.5
                                                 ------      ------
  Total inventories. . . . . . . . . . . . .   $  268.3    $  182.2
                                                 ======      ======


NOTE C - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments: Refining and Marketing and Marine Services. In March 2000, management commenced a realignment of its operational organization which included the transfer of the Marine Services segment's West Coast operations to the Refining and Marketing segment, effective January 1, 2000. Identifiable assets as of December 31, 1999 have been restated to reflect this transfer. There were no significant effects from the transfer on revenues and segment operating profit for the three months ended March 31, 1999.

Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. For the periods presented, revenues were generated from sales to external customers, and intersegment revenues were not significant. Other income represented revenue of $1.2 million from settlement of a contract in Marine Services partly offset by other items in the Refining and Marketing segment. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit.

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation, depletion and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

Segment information is as follows (in millions):

                                                                   Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                      2000         1999
                                                                      ----         ----
REVENUES
  Refining and Marketing . . . . . . . . . . . . . . . . . . .   $ 1,012.8    $   472.2
  Marine Services. . . . . . . . . . . . . . . . . . . . . . .        41.9         21.2
  Other income . . . . . . . . . . . . . . . . . . . . . . . .         0.6           -
                                                                   --------     --------
       Total Revenues. . . . . . . . . . . . . . . . . . . . .   $ 1,055.3    $   493.4
                                                                   ========     ========

SEGMENT OPERATING PROFIT
  Refining and Marketing . . . . . . . . . . . . . . . . . . .   $    30.2    $    17.5
  Marine Services. . . . . . . . . . . . . . . . . . . . . . .         3.8          0.4
                                                                   --------     --------
    Total Segment Operating Profit . . . . . . . . . . . . . .        34.0         17.9
Corporate and Unallocated Costs. . . . . . . . . . . . . . . .       (18.7)       (17.7)
                                                                   --------     --------
Earnings from Continuing Operations Before Income Taxes. . . .   $    15.3    $     0.2
                                                                   ========     ========

EBITDA
  Refining and Marketing . . . . . . . . . . . . . . . . . . .   $    39.5    $    26.3
  Marine Services. . . . . . . . . . . . . . . . . . . . . . .         4.4          1.1
                                                                   --------     --------
    Total Segment EBITDA . . . . . . . . . . . . . . . . . . .        43.9         27.4
  Corporate and Unallocated. . . . . . . . . . . . . . . . . .        (8.5)        (7.1)
                                                                   --------     --------
    Total EBITDA - Continuing Operations . . . . . . . . . . .        35.4         20.3
  Depreciation and Amortization from Continuing Operations . .       (10.5)       (10.0)
  Interest and Financing Costs . . . . . . . . . . . . . . . .        (9.6)       (10.1)
                                                                   --------     --------
  Earnings from Continuing Operations Before Income Taxes. . .   $    15.3    $     0.2
                                                                   ========     ========

DEPRECIATION, DEPLETION AND AMORTIZATION
  Continuing Operations:
    Refining and Marketing . . . . . . . . . . . . . . . . . .   $     9.3    $     8.8
    Marine Services. . . . . . . . . . . . . . . . . . . . . .         0.6          0.7
    Corporate. . . . . . . . . . . . . . . . . . . . . . . . .         0.6          0.5
                                                                   --------     --------
       Total Continuing Operations . . . . . . . . . . . . . .        10.5         10.0
  Discontinued Operations. . . . . . . . . . . . . . . . . . .          -           7.4
                                                                   --------     --------
    Total Depreciation, Depletion and Amortization . . . . . .   $    10.5    $    17.4
                                                                   ========     ========

CAPITAL EXPENDITURES
  Continuing Operations:
    Refining and Marketing . . . . . . . . . . . . . . . . . .   $     7.4    $    11.1
    Marine Services. . . . . . . . . . . . . . . . . . . . . .         1.4          0.2
    Corporate. . . . . . . . . . . . . . . . . . . . . . . . .         0.5          2.1
                                                                   --------     --------
       Total Continuing Operations . . . . . . . . . . . . . .         9.3         13.4
  Discontinued Operations. . . . . . . . . . . . . . . . . . .          -          23.4
                                                                   --------     --------
       Total Capital Expenditures: . . . . . . . . . . . . . .   $     9.3    $    36.8
                                                                   ========     ========

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not directly associated with the operations of a business segment. Segment assets were as follows (in millions):

                                                March 31,  December 31,
                                                   2000         1999
                                                   ----         ----
IDENTIFIABLE ASSETS
  Refining and Marketing . . . . . . . . . . . $ 1,285.5   $  1,223.6
  Marine Services. . . . . . . . . . . . . . .      75.9         66.5
  Corporate. . . . . . . . . . . . . . . . . .     110.2        196.4
                                                 --------    ---------
    Total Assets . . . . . . . . . . . . . . . $ 1,471.6   $  1,486.5
                                                 ========    =========


NOTE D - COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company is a party to various litigation and contingent loss situations, including environmental matters, arising in the ordinary course of business. The Company has made accruals in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

The Company is currently involved with the U.S. Environmental Protection Agency ("EPA") regarding a waste disposal site near Abbeville, Louisiana, at which the Company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Although the Superfund law might impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000.

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At March 31, 2000, the Company's accruals for environmental expenses totaled $13 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with environmental laws and regulations, the Company anticipates it will make capital improvements of approximately $10 million in 2000 and $10 million in 2001. The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline manufactured at its refineries. The Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the revised gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

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

NOTE E - EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effect of potentially dilutive shares, principally stock options, outstanding during the period. The assumed conversion of Preferred Stock to
10.35 million shares of Common Stock in both the 2000 and 1999 periods produced anti-dilutive results and, in accordance with SFAS No. 128, was not included in the dilutive calculations. Earnings per share calculations are presented below (in millions except per share amounts):

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2000      1999
                                                         ----      ----
BASIC:
  Numerator:
   Earnings from continuing operations, aftertax. . .  $  9.3   $   0.2
   Discontinued operations, aftertax. . . . . . . . .      -        0.1
                                                        ------   -------
   Net earnings . . . . . . . . . . . . . . . . . . .     9.3       0.3
   Less dividends on preferred stock. . . . . . . . .     3.0       3.0
                                                        ------   -------
   Net earnings (loss) applicable to common shares. .  $  6.3   $  (2.7)
                                                        ======   =======

  Denominator:
   Weighted average common shares outstanding . . . .    32.2      32.3
                                                        ======   =======

  Basic Earnings (Loss) Per Share:
   Earnings from continuing operations. . . . . . . .  $ 0.20   $ (0.09)
                                                        ======   =======
   Net earnings (loss). . . . . . . . . . . . . . . .  $ 0.20   $ (0.08)
                                                        ======   =======

DILUTED:
  Numerator:
   Net earnings (loss) applicable to common shares. .  $  6.3   $  (2.7)
   Plus earnings impact of assumed conversion of
    Preferred Stock (only if dilutive). . . . . . . .      -         -
                                                        ------   -------
   Net earnings (loss). . . . . . . . . . . . . . . .  $  6.3   $  (2.7)
                                                        ======   =======

  Denominator:
   Weighted average common shares outstanding . . . .    32.2      32.3
   Add potentially dilutive securities:
    Incremental dilutive shares from assumed exercise
      of stock options and other (only if dilutive) .     0.1        -
    Incremental dilutive shares from assumed conversion
      of Preferred Stock (only if dilutive) . . . . .      -         -
                                                        ------   -------
   Total diluted shares . . . . . . . . . . . . . . .    32.3      32.3
                                                        ======   =======

  Diluted Earnings (Loss) Per Share:
   Earnings from continuing operations. . . . . . . .  $ 0.20   $ (0.09)
                                                        ======   =======
   Net earnings (loss). . . . . . . . . . . . . . . .  $ 0.20   $ (0.08)
                                                        ======   =======

NOTE F - CAPITALIZATION

During the first quarter of 2000, the Company used a portion of the proceeds from the December 1999 sales of its exploration and production operations to repay debt. The Company prepaid a $24.0 million note on March 1, 2000 and repaid the remaining $80.9 million balance of term loans under the Senior Credit Facility on March 13, 2000. At March 31, 2000, the Company had $45.0 million in borrowings outstanding under the Senior Credit Facility revolving credit line.

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the three months ended March 31, 2000, the Company repurchased 718,600 shares for approximately $6.8 million. Subsequently, the Company repurchased an additional 638,000 shares for approximately $6.2 million through May 12, 2000.

The Senior Credit Facility was amended in February 2000 to permit the Company to repurchase up to 3 million shares of its Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 20 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

STRATEGY

The Company's strategy is to (i) maximize earnings, cash flows and return on capital employed and increase its competitiveness by reducing costs, increasing efficiencies and optimizing existing assets and (ii) expand its overall market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is further improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening marketing channels and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures. Management's goal is to achieve a 12% aftertax return on capital employed.

To improve profitability from the Company's existing asset base, management has developed self-help programs focused on manufacturing enhancements, marketing growth and cost reduction. Management believes that these self-help programs, which are further discussed below, will significantly improve EBITDA.

In manufacturing, the Company has commenced a heavy oil conversion project at its Washington refinery. This conversion project, which is expected to cost $75 million to $80 million, is in the initial stages of design, procurement and permitting. Management believes that this improvement to the Washington refinery will substantially increase annual EBITDA beginning in 2002. In addition, in December 1999, the installation of a new $13 million distillate treater at the Washington refinery was completed, which management believes will add $6 million to $8 million to annual EBITDA.

The Company has initiated several improvements in its marketing programs, including expansion of its retail operations. The Company has entered into an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in eleven western states. The Company has accepted 26 sites and is reviewing an additional 12 sites. Management expects to open the first Wal-Mart site this summer and have 30 to 40 sites operating in January 2001 when the Wal-Mart sites are expected to begin contributing to operating profits. Management is also working on additional unbranded, high-volume retail agreements in the Pacific Northwest. Management expects to increase the number of West Coast retail stations in 2000 by adding 30 to 50 branded stations operated by independent dealers.

Other product marketing programs are focused on increasing margins by moving certain volumes into higher-value channels of trade. The Company's specific goals include: (i) shifting 6,000 barrels per day ("Bpd") of gasoline from bulk markets to unbranded rack sales to increase margins by $2 million to $3 million annually; (ii) increasing jet fuel margins on 6,000 Bpd by $1 million to $2 million annually; (iii) moving 10,000 Bpd of diesel fuel from bulk markets to rack sales to increase margins by $1 million to $2 million annually; and (iv) changing channels for 10,000 Bpd of other products to increase margins by $6 million to $7 million annually.

The Company is conducting an evaluation of its cost structure, with specific emphasis on the Alaska operations which incurred a 1999 operating loss of approximately $4 million. Concurrent with the broad-based cost review, a full range of options relative to products in Alaska, such as supplying the Alaska market from other sources, were evaluated as well as a restructuring that could have included the sale, or closure of part, or all, of the Alaskan assets. The results of the Alaska evaluation were presented to the Company's Board of Directors in April 2000 with management's recommendation to continue to operate the refinery and marketing assets in Alaska. The evaluation showed that this option has more potential benefit for shareholders than other alternatives. To achieve an acceptable financial return on these assets, however, management believes that it must implement programs to reduce controllable costs and make other improvements. The Company does not intend to commit any significant capital to these operations, beyond that required for maintenance, safety and environmental responsibility, while the Company evaluates whether higher financial goals can be achieved.

As part of the Alaska initiatives, the Company is reorganizing the administrative and marketing functions to eliminate positions in Alaska by consolidating them into the Company's West Coast office, which has resulted in 30 employee reductions. In addition, nine of the 31 Company-owned and operated retail sites in Alaska have been identified for closure. In combination, the annual savings from these two programs is expected to be between $3 million and $4 million. Additionally, several new marketing and processing initiatives have been identified for Alaska. The Company will immediately implement the cost reduction programs and expects to have other plans substantially in place by the end of 2000. If these efforts are successful, the financial impact of these initiatives could bring Alaska's return on capital employed into a targeted range of approximately 8% to 10%. The Alaska operations were profitable in the first quarter of 2000.

The Company's profit improvement programs also include cost reductions in shipping and other costs. One of the Company's time chartered vessels went off charter in late April 2000 and was replaced by a new charter for a double-hull tanker which has a three-year primary term beginning in May 2000 and two one-year options. Management believes that this new charter, combined with other logistics improvements, will reduce annual shipping costs by $10 million to $20 million. Management has targeted additional cost reductions of $10 million to $20 million per year, of which a significant portion relates to the Alaska realignment.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

SUMMARY

Tesoro's net earnings were $9.3 million for the three months ended March 31, 2000 ("2000 Quarter"), compared with net earnings of $0.3 million for the three months ended March 31, 1999 ("1999 Quarter"). After dividends on preferred stock, net earnings per share for the 2000 Quarter were $0.20 (basic and diluted), compared to a net loss per share of $0.08 (basic and diluted) in the 1999 Quarter. The improvement in earnings reflected higher operating profits from both the Refining and Marketing and Marine Services segments.

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

REFINING AND MARKETING

                                                                    Three Months Ended
                                                                        March 31,
                                                                  ---------------------
(Dollars in millions except per barrel amounts)                      2000         1999
                                                                     ----         ----

Revenues:
  Refined products . . . . . . . . . . . . . . . . . . . . . .   $   956.0    $   453.6
  Other revenues (primarily crude oil resales and merchandise)
     and income. . . . . . . . . . . . . . . . . . . . . . . .        56.2         18.6
                                                                   -------      -------
    Total Revenues . . . . . . . . . . . . . . . . . . . . . .   $ 1,012.2    $   472.2
                                                                   =======      =======

Segment Operating Profit:
  Gross margin:
    Refinery <F1>. . . . . . . . . . . . . . . . . . . . . . .   $   126.9    $   102.6
    Non-refinery:
      Other product and crude oil marketing <F2> . . . . . . .         9.9          7.8
      Merchandise. . . . . . . . . . . . . . . . . . . . . . .         6.6          5.0
                                                                   -------      -------
        Total gross margins. . . . . . . . . . . . . . . . . .       143.4        115.4
  Operating expenses and other . . . . . . . . . . . . . . . .       103.9         89.1
  Depreciation and amortization. . . . . . . . . . . . . . . .         9.3          8.8
                                                                   -------      -------
   Segment Operating Profit. . . . . . . . . . . . . . . . . .   $    30.2    $    17.5
                                                                   =======      =======

Refinery Throughput (thousands of barrels/day):
  Alaska . . . . . . . . . . . . . . . . . . . . . . . . . . .        39.0         44.4
  Hawaii . . . . . . . . . . . . . . . . . . . . . . . . . . .        85.8         87.4
  Washington . . . . . . . . . . . . . . . . . . . . . . . . .       105.6         97.2
                                                                   -------      -------
   Total Refinery System Throughput. . . . . . . . . . . . . .       230.4        229.0
                                                                   =======      =======
  % Heavy Crude Oil. . . . . . . . . . . . . . . . . . . . . .         46%          40%

Refined Products Manufactured (thousands of barrels per day):
  Gasoline and gasoline blendstocks  . . . . . . . . . . . . .        90.9         90.2
  Jet fuel . . . . . . . . . . . . . . . . . . . . . . . . . .        54.0         57.9
  Diesel fuel. . . . . . . . . . . . . . . . . . . . . . . . .        30.0         31.2
  Heavy oils, residual products and other. . . . . . . . . . .        63.1         60.6
                                                                   -------      -------
   Total Refined Products Manufactured . . . . . . . . . . . .       238.0        239.9
                                                                   =======      =======

Total Refinery System Product Spread ($/barrel) <F3> . . . . .   $    6.06    $    4.98
                                                                   =======      =======
Segment Product Sales (thousands of barrels per day) <F4>:
  Gasoline and gasoline blendstocks. . . . . . . . . . . . . .       124.2        109.6
  Jet fuel . . . . . . . . . . . . . . . . . . . . . . . . . .        77.1         69.9
  Diesel fuel. . . . . . . . . . . . . . . . . . . . . . . . .        43.9         38.7
  Heavy oils, residual products and other. . . . . . . . . . .        59.5         59.6
                                                                   -------      -------
   Total Product Sales . . . . . . . . . . . . . . . . . . . .       304.7        277.8
                                                                   =======      =======

Total Segment Gross Margins on Product  Sales ($/barrel) <F5>:
  Average sales price. . . . . . . . . . . . . . . . . . . . .   $   34.51    $   18.14
  Average costs of sales . . . . . . . . . . . . . . . . . . .       28.99        13.72
                                                                   -------      -------
   Gross Margin. . . . . . . . . . . . . . . . . . . . . . . .   $    5.52    $    4.42
                                                                   =======      =======

<F1>  Represents throughput at the Company's refineries times refinery product spread.
<F2>  Primarily includes margins on products and  crude  oil purchased and resold, and the effects of selling a volume and mix of product that is different than actual volumes manufactured.
<F3>  Refinery system product  spread  represents  an  average  for  the  Company's  three refineries.
<F4>  Sources of total product sales include  products  manufactured  at  the  refineries, products drawn from inventory balances and products purchased from third parties.
<F5>  Gross  margins  on  total product sales include margins on sales of manufactured and purchased products and the effects of inventory changes.


Segment operating profit for the Refining and Marketing segment was $30.2 million in the 2000 Quarter, an increase of $12.7 million from segment operating profit of $17.5 million in the 1999 Quarter. The improvement was primarily due to higher sales volumes and increased West Coast and Alaska refinery margins, compared with the 1999 Quarter. The Company's West Coast refinery margins reached double-digit levels in March 2000. Improvements in market conditions and changes in refinery feedstock resulted in an increase of $1.08 per barrel to the Company's average refinery spread, compared to the 1999 Quarter.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 2000 Quarter, compared to the 1999 Quarter, due to higher product prices and sales volumes. Other revenues increased in the 2000 Quarter primarily due to higher crude oil resales, which were approximately $40.7 million in the 2000 Quarter and $5.8 million in the 1999 Quarter. The increase in costs of sales reflected higher costs of crude oil and purchased products, as well as higher volumes. The Company's total refinery system throughput, which averaged 230,400 Bpd in the 2000 Quarter, was only slightly higher than in the 1999 Quarter, but the refineries ran a higher percentage of heavy crude oil which provided better values than higher-priced light crude oil during this period. Refinery feedstocks for the 2000 Quarter consisted of 28% crude oil from foreign sources, 39% crude oil from Alaska's North Slope, 14% crude oil from Canada, 15% crude oil from Alaska's Cook Inlet, and 4% other feedstocks.

Refinery gross margin increased $24.3 million to $126.9 million in the 2000 Quarter due primarily to the increase in average refinery product spread per barrel to $6.06 in the 2000 Quarter compared to $4.98 in the 1999 Quarter. Non-refinery margins increased by $3.7 million to $16.5 million in the 2000 Quarter due primarily to higher sales volumes of purchased products and increased merchandise sales through Company-owned retail stations.

The improvement in the Company's margins was partially offset by a $14.8 million increase in total operating expenses to $103.9 million in the 2000 Quarter, primarily due to higher marketing expenses, higher state and local tax expense, and an increase in refinery utility costs which reflected higher fuel prices. Operating expenses included non-cash amortization of major maintenance costs of $5.2 million in the 2000 Quarter and $4.2 million in the 1999 Quarter.

As previously discussed in "Strategy" on page 12 of this Management's Discussion and Analysis, the Company has developed self-help programs to improve the fundamental earnings potential of the Refining and Marketing segment. Future profitability of this segment, however, will continue to be influenced, either positively or negatively, by market conditions and other factors that are beyond the control of the Company.

MARINE SERVICES

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
(Dollars in millions)                                2000       1999
                                                     ----       ----

Gross Operating Revenues:
  Fuels. . . . . . . . . . . . . . . . . . . . .  $  34.9    $  15.6
  Lubricants and other . . . . . . . . . . . . .      3.8        3.3
  Services . . . . . . . . . . . . . . . . . . .      3.2        2.3
                                                    ------     ------
    Gross Operating Revenues . . . . . . . . . .     41.9       21.2
Costs of Sales . . . . . . . . . . . . . . . . .     31.0       12.9
                                                    ------     ------
    Gross Profit . . . . . . . . . . . . . . . .     10.9        8.3
Other Income . . . . . . . . . . . . . . . . . .      1.2         -
Operating Expenses . . . . . . . . . . . . . . .     (7.7)      (7.2)
Depreciation and Amortization. . . . . . . . . .     (0.6)      (0.7)
                                                    ------     ------
      Segment Operating Profit . . . . . . . . .  $   3.8    $   0.4
                                                    ======     ======

Sales Volumes (millions of gallons):
  Fuels, primarily diesel. . . . . . . . . . . .     41.5       36.9
  Lubricants . . . . . . . . . . . . . . . . . .      0.5        0.5


Segment operating profit improved by $3.4 million in the 2000 Quarter due to a gross profit increase of $2.6 million on higher sales volumes and service revenues. In addition, the Company received income of $1.2 million from settlement of a service contract. The higher volumes and service revenues reflected increased exploration and development activity in the U.S. Gulf of Mexico, compared with the 1999 Quarter. Gross operating revenues increased $20.7 million from the 1999 Quarter, reflecting higher fuel prices, fuel sales volumes and service revenues. The increase in costs of sales reflected the higher fuel volumes and prices.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

The $1.8 million increase in general and administrative expenses, compared with the 1999 Quarter, was due primarily to higher professional fees and employee costs associated with business development and personnel realignment.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased by $0.5 million from the 1999 Quarter, reflecting lower borrowings partly offset by higher interest rates on floating-rate debt. Proceeds from the sales of the Company's exploration and production operations were used to repay debt in late December 1999 and in March 2000. The benefits from these debt reductions were largely offset by higher interest rates on variable-rate debt and additional borrowings to finance working capital. Increases in inventories and receivables were due to higher crude oil and product inventory volumes, petroleum prices and sales activities which were financed by borrowings and trade payables.

INTEREST INCOME

Interest income increased by $1.4 million due to temporary investment during the 2000 Quarter of a portion of the proceeds from the December 1999 sales of exploration and production operations. A substantial portion of those proceeds was used to repay additional debt in March 2000 (see Note F of Notes to Condensed Consolidated Financial Statements).

OTHER EXPENSE

The $0.9 million increase in other expense was due primarily to costs of acquisition strategies and an increase in environmental provisions related to former operations.

INCOME TAX PROVISION

The increase of $6.0 million in the income tax provision was mainly due to the $15.1 million increase in pretax earnings from continuing operations.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are existing cash, cash flows from operations and borrowing availability under a revolving line of credit. Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend payments. Based upon current needs, management believes that available capital resources will be adequate to meet its capital requirements.

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, market uncertainty and a variety of additional risks that are beyond the control of the Company. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. The Company's future capital expenditures, as well as borrowings under its credit arrangements and other sources of capital, will be affected by these conditions.

CAPITALIZATION

  The Company's capital structure at March 31, 2000, was comprised of the following (in millions):

     Debt and other obligations outstanding, including current maturities:
       Senior Credit Facility - Revolver . . . . $   45
       9% Senior Subordinated Notes. . . . . . .    297
       Other senior debt and obligations . . . .     14
                                                   ----
         Total debt and obligations. . . . . . .    356
       Mandatorily Convertible Preferred Stock .    165
       Common stockholders' equity . . . . . . .    458
                                                   ----
         Total Capitalization. . . . . . . . . . $  979
                                                   ====


At March 31, 2000, the Company's total debt to capitalization ratio was 36%, compared with 40% at year-end 1999. In March 2000, the Company repaid $81 million of term loans under the Senior Credit Facility and prepaid a $24 million note, which were outstanding at year-end 1999.

The Senior Credit Facility, Senior Subordinated Notes and Preferred Stock impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for anticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

CREDIT ARRANGEMENTS

The Company has financing and credit arrangements under a three-year Senior Credit Facility, dated July 2, 1998, with a consortium of banks. The Senior Credit Facility is currently comprised of a $175 million revolving credit and letter of credit facility ("Revolver"). Based on current needs, the Company believes that the credit capacity of $175 million under the Revolver, together with existing cash and internally-generated cash flows, is sufficient to fund capital expenditures and working capital requirements. At March 31, 2000, unused availability under the Senior Credit Facility was approximately $113 million.

The Senior Credit Facility requires the Company to maintain specified levels of consolidated leverage and interest coverage and contains other covenants and restrictions customary in credit arrangements of this kind. The Company was in compliance with these covenants at March 31, 2000. The terms of the Senior Credit Facility allow for payment of cash dividends on the Company's Common Stock not to exceed an aggregate of $10 million in any year and also allow for payment of required dividends on its 7.25% Mandatorily Convertible Preferred Stock. The Senior Credit Facility was amended in February 2000 to permit the Company to repurchase up to 3 million shares of its Common Stock.

COMMON STOCK SHARE REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. Under the program, the Company repurchased 718,600 shares of Common Stock for approximately $6.8 million through March 31, 2000. Subsequently, the Company repurchased an additional 638,000 shares of Common Stock for $6.2 million through May 12, 2000.

CAPITAL SPENDING

The Company has a total capital spending program of $115 million for the year 2000. Tesoro plans to spend $72 million for projects at its refineries, including $28 million for a heavy oil conversion project, $20 million for other economic projects, $13 million for sustaining capital, and $11 million for environmental, health and safety projects. Tesoro's retail capital program is planned at $36 million, which includes new station construction under the terms of the agreement with Wal-Mart, improvements to existing Company-owned and operated stations at other sites, expansion of Tesoro's dealer/jobber network, and construction of other new Company-owned and operated sites. Tesoro's retail program will target growth in the western U.S. The Marine Services segment has a $5 million capital budget. Corporate capital expenditures are planned at $2 million, primarily for upgrades to information systems software and technology. Management plans to fund its capital program in 2000 with existing cash and internally-generated cash flows supplemented with borrowings under the Senior Credit Facility.

During the 2000 Quarter, the Company's capital expenditures totaled $9 million, which included initial costs related to two significant capital investment projects. First, the Company commenced a heavy oil conversion project at the Washington refinery. The licensor agreement was completed and the design work and initial procurement phase has commenced. Management believes that this project, which has an estimated total cost of $75 million to $80 million, will be completed in late 2001 and expects to spend approximately $28 million of the total cost in the year 2000. Secondly, the Company has an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in eleven western states. In the initial phase of this program, the Company plans to build 30 to 40 facilities. The Company has accepted 26 of the sites offered by Wal-Mart and is reviewing an additional 12 sites.

MAJOR MAINTENANCE COSTS

The Company has scheduled a turnaround, including catalyst change, for certain units at its Hawaii refinery in the third quarter of 2000. The total cost of this turnaround is estimated at $8 million. Amortization of turnaround costs, other major maintenance costs and catalysts for the Company's three refineries are projected to total approximately $24 million during the year 2000.

CASH FLOWS

Components of the Company's cash flows are set forth below (in millions):

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                    2000         1999
                                                    ----         ----
Cash Flows From (Used In):
  Operating Activities . . . . . . . . . . . .  $  (43.2)    $   62.2
  Investing Activities . . . . . . . . . . . .      (8.1)       (37.2)
  Financing Activities . . . . . . . . . . . .     (69.5)       (30.8)
                                                 --------     --------
Decrease in Cash and Cash Equivalents. . . . .  $ (120.8)    $   (5.8)
                                                 ========     ========

Net cash used in operating activities totaled $43 million during the 2000 Quarter, compared to $62 million provided by operating activities for the 1999 Quarter. Cash flows from earnings from continuing operations before depreciation and amortization, deferred income taxes and other noncash charges were $27 million in the 2000 Quarter, compared with $16 million in the 1999 Quarter. Net increases in operating assets and liabilities in the 2000 Quarter amounted to $70 million, primarily increases in receivables and inventories due to higher volumes and prices. In comparison, working capital requirements decreased in the 1999 Quarter by $37 million. Net cash used in investing activities of $8 million during the 2000 Quarter included capital expenditures of $9 million, partly offset by proceeds from asset sales. Net cash used in financing activities of $70 million in the 2000 Quarter included repayments of long-term debt totaling $105 million, repurchases of Common Stock of $7 million and payment of dividends on Preferred Stock of $3 million. These uses of cash were partly offset by net borrowings under the Revolver of $45 million (gross borrowings of $333 million offset by gross repayments of $288 million).

At March 31, 2000, the Company's working capital totaled $269 million, which included cash and cash equivalents of $21 million. The working capital ratio was 1.8:1 at March 31, 2000, compared to 1.9:1 at December 31, 1999, reflecting short-term fluctuations in components of working capital.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At March 31, 2000, the Company's accruals for environmental expenses totaled $13 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

To comply with environmental laws and regulations, the Company anticipates it will make capital improvements of approximately $10 million in 2000 and $10 million in 2001. The Company is currently evaluating certain proposed revisions to the Clean Air Act regulations which would require a reduction in the sulfur content in gasoline fuel manufactured at its refineries. The Company expects that it will make capital improvements to certain equipment at its Washington refinery to meet the revised gasoline standard. Additional proposed changes to the Clean Air Act regulations may include new emission controls at certain processing units at each of the Company's refineries. The Company anticipates that the revisions to the Clean Air Act will become effective over the next three to five years and that, based on known current technology, it could spend approximately $25 million to $30 million to comply with these proposed revisions.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. The Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. The programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. Gains or losses on hedging activities are recognized when the related physical transactions are recognized as sales or purchases. Transactions, other than hedges, are marked to market. The Company also engages in limited petroleum trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. The Company is evaluating the effects that this statement will have on its financial condition, results of operations and financial reporting and disclosures.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, discussions of estimated future revenue enhancements and cost savings, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs.
Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks and refined products; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; execution of planned capital projects; results of management's evaluation of the Company's cost structure, specifically the Alaska operations; adverse changes in the credit ratings assigned to the Company's trade credit; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes various financial instruments and enters into agreements which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

The Company's refining and marketing earnings and cash flows from operations are dependent upon the margin above fixed and variable expenses (including the cost of crude oil feedstocks) at which the Company is able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices received by the Company for its refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in the Company's market.

The price at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products; however, the timing of the relative movement of the prices, as well as the overall reduction in product prices, can reduce profit margins and could have a significant impact on the Company's refining operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuation in market prices. At March 31, 2000 and December 31, 1999, the Company's inventories of refinery feedstocks and refined products totaled 11.9 million barrels and 8.6 million barrels, respectively. In addition, crude oil supply contracts are generally contracts with market-responsive pricing provisions. The Company purchases its refinery feedstock prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a material effect on the Company's financial results. The Company also purchases refined products manufactured by others. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

From time to time, the Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. These programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. The Company also engages in limited petroleum trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. At March 31, 2000, the Refining and Marketing segment held the following derivative commodity instruments:

 . Crude oil futures contracts to purchase 165,000 barrels in May 2000 at a weighted average price of $26.70 per barrel. The total amount of the contracts was $4.4 million and the fair value approximated the contract amount.

 . Contingent obligations to purchase 200,000 barrels of crude oil in May 2000 at a weighted average strike price of $27.25 per barrel under put options sold by the Company. The amount received for the options was approximately $0.2 million, and the market value of the options was an unrealized loss of $0.2 million at March 31, 2000.

At March 31, 2000, the Marine Services segment held the following derivative commodity instruments as part of its fuel acquisition program:

 . Heating oil futures contracts to purchase 1.3 million gallons from May through June 2000, at a weighted average price of $0.4118 per gallon. The total contract amount was $0.6 million, and the fair value was $0.9 million at March 31, 2000.

INTEREST RATE RISK

Total debt at March 31, 2000 included $45 million of floating-rate debt under the Revolver and $311 million of fixed-rate debt. The interest rate on the floating-rate debt was 9.0% at March 31, 2000. The impact on annual cash flow of a 10% change in the floating rate for the Revolver (90 basis points) would be $0.4 million.

At March 31, 2000, the fair market value of the Company's fixed-rate debt approximated its book value of $311 million. The floating-rate debt will mature in 2001. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate notes and obligations will mature over varying periods through 2013.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, on October 2, 1998, the Alaska Department of Environmental Conservation ("ADEC") issued a Notice of Violation ("NOV") against Tesoro Alaska Company ("Tesoro Alaska"), a subsidiary of the Company, for non-compliance with its refinery air quality permit. This NOV alleged that an air emission treatment unit at the Alaska refinery did not maintain the air contaminant removal efficiency rate required in the facility air quality permit. The Company had entered into a Compliance Order by Consent with ADEC until issuance of a new air quality permit. On March 21, 2000, ADEC issued a new air quality and construction permit to Tesoro Alaska. The permit, in part, allows Tesoro Alaska to install an improved air emission control device at the Alaska refinery. Upon issuance of the new permit, the Compliance Order by Consent expired and the matter was resolved.

As previously reported, on May 14, 1999, the San Joaquin Valley Unified Air Pollution Control District ("District") issued an NOV of its rules and regulations in connection with the operation of an oil water separator at the Company's Stockton, California diesel and gasoline terminal. The District alleged that the separator was operated without a permit. On April 20, 2000, the Company and the District settled all outstanding issues related to the NOV, which included payment of a civil penalty of $1,467.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           10.1 Management Stability Agreement between the Company and Faye W. Kurren dated March 15, 2000.

           10.2   Management Stability Agreement between the Company and Richard
                  M. Parry dated March 15, 2000.

           10.3   Management  Stability Agreement between the Company and Joseph
                  E. Sparano dated March 15, 2000.

           27.1   Financial Data Schedule (March 31, 2000).

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


                                             TESORO PETROLEUM CORPORATION
                                                      REGISTRANT




Date:  May 15, 2000                  /s/          BRUCE A. SMITH
                                                  Bruce A. Smith
                                       Chairman of the Board of Directors,
                                      President and Chief Executive Officer







Date:  May 15, 2000                  /s/       DON M. HEEP
                                               Don M. Heep
                                        Vice President, Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX



  Exhibit
  Number


   10.1 Management Stability Agreement between the Company and Faye W. Kurren dated March 15, 2000.

   10.2 Management Stability Agreement between the Company and Richard M. Parry dated March 15, 2000.

   10.3 Management Stability Agreement between the Company and Joseph E. Sparano dated March 15, 2000.

   27.1   Financial Data Schedule (March 31, 2000).