Form 10-Q
period 2000-06-30
TESORO PETROLEUM CORP /NEW/
filed 2000-08-14
CIK 50104

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ______________________ TO ___________________


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

                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---


                       ----------------------------------





             There were 30,814,895 shares of the registrant's Common
                      Stock outstanding at July 31, 2000.


================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.........................     3

       Condensed Statements of Consolidated Operations - Three Months and Six Months Ended
         June 30, 2000 and 1999............................................................................     4

       Condensed Statements of Consolidated Cash Flows - Six Months Ended
         June 30, 2000 and 1999............................................................................     5

       Notes to Condensed Consolidated Financial Statements................................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations.......................................................................................     13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................     23


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings............................................................................     24

    Item 4.   Submission of Matters to a Vote of Security Holders..........................................     25

    Item 6.   Exhibits and Reports on Form 8-K.............................................................     25


SIGNATURES.................................................................................................     26


EXHIBIT INDEX..............................................................................................     27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                                       June 30,     December 31,
                                                                                         2000          1999
                                                                                       --------     ------------
                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...................................................       $    8.6        $  141.8
   Receivables, less allowance for doubtful accounts ...........................          320.3           280.7
   Inventories .................................................................          282.3           182.2
   Prepayments and other .......................................................            8.0             6.9
                                                                                       --------        --------
     Total Current Assets ......................................................          619.2           611.6
                                                                                       --------        --------

PROPERTY, PLANT AND EQUIPMENT
   Refining and marketing ......................................................          924.3           906.6
   Marine services .............................................................           49.6            47.7
   Corporate ...................................................................           22.4            21.8
                                                                                       --------        --------
                                                                                          996.3           976.1
   Less accumulated depreciation and amortization ..............................          262.7           244.5
                                                                                       --------        --------
     Net Property, Plant and Equipment .........................................          733.6           731.6
                                                                                       --------        --------

OTHER ASSETS ...................................................................          131.1           143.3
                                                                                       --------        --------

       Total Assets ............................................................       $1,483.9        $1,486.5
                                                                                       ========        ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ............................................................       $  268.7        $  214.2
   Accrued liabilities .........................................................           78.9            80.0
   Current maturities of long-term debt and other obligations ..................            3.7            27.4
                                                                                       --------        --------
     Total Current Liabilities .................................................          351.3           321.6
                                                                                       --------        --------

DEFERRED INCOME TAXES ..........................................................           91.5            85.8
                                                                                       --------        --------

OTHER LIABILITIES ..............................................................           70.1            65.8
                                                                                       --------        --------

LONG-TERM DEBT AND OTHER OBLIGATIONS, LESS CURRENT
    MATURITIES .................................................................          345.3           390.2
                                                                                       --------        --------

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares:
     7.25% Mandatorily Convertible Preferred Stock, 103,500 shares
     issued and outstanding ....................................................          165.0           165.0
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     32,735,176 shares issued (32,704,856 in 1999) .............................            5.4             5.4
   Additional paid-in capital ..................................................          279.2           279.0
   Retained earnings ...........................................................          196.5           178.6
   Treasury stock, 1,920,281 common shares (292,881 in 1999), at cost ..........          (20.4)           (4.9)
                                                                                       --------        --------
     Total Stockholders' Equity ................................................          625.7           623.1
                                                                                       --------        --------

       Total Liabilities and Stockholders' Equity ..............................       $1,483.9        $1,486.5
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                         Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                     --------------------------        --------------------------
                                                                        2000             1999             2000            1999
                                                                     ---------        ---------        ---------        ---------
REVENUES
  Operating Revenues
     Refining and marketing .....................................    $ 1,176.0        $   716.4        $ 2,188.2        $ 1,188.6
     Marine services ............................................         42.2             22.4             84.1             43.6
  Other Income ..................................................         --               --                1.2             --
                                                                     ---------        ---------        ---------        ---------
     Total Revenues .............................................      1,218.2            738.8          2,273.5          1,232.2
                                                                     ---------        ---------        ---------        ---------

OPERATING COSTS AND EXPENSES
   Refining and marketing .......................................      1,126.2            638.5          2,098.9          1,084.4
   Marine services ..............................................         39.6             21.8             78.3             41.9
   Depreciation and amortization ................................          9.9              9.7             19.8             19.2
                                                                     ---------        ---------        ---------        ---------
     Total Segment Operating Costs and Expenses .................      1,175.7            670.0          2,197.0          1,145.5
                                                                     ---------        ---------        ---------        ---------

SEGMENT OPERATING PROFIT ........................................         42.5             68.8             76.5             86.7

General and administrative ......................................         (8.9)            (8.4)           (17.6)           (15.3)
Interest and financing costs, net of capitalized interest .......         (8.3)            (9.3)           (17.9)           (19.4)
Interest income .................................................          0.3              0.3              1.8              0.4
Other expense ...................................................         (1.5)            (1.5)            (3.4)            (2.3)
                                                                     ---------        ---------        ---------        ---------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES .................................................         24.1             49.9             39.4             50.1
Income tax provision ............................................          9.5             17.3             15.5             17.3
                                                                     ---------        ---------        ---------        ---------

EARNINGS FROM CONTINUING OPERATIONS, NET ........................         14.6             32.6             23.9             32.8
Loss from discontinued operations, net of income taxes ..........         --               (0.1)            --               --
                                                                     ---------        ---------        ---------        ---------

NET EARNINGS ....................................................         14.6             32.5             23.9             32.8
Preferred dividend requirements .................................          3.0              3.0              6.0              6.0
                                                                     ---------        ---------        ---------        ---------

NET EARNINGS APPLICABLE TO COMMON STOCK .........................    $    11.6        $    29.5        $    17.9        $    26.8
                                                                     =========        =========        =========        =========

EARNINGS PER SHARE FROM CONTINUING
   OPERATIONS
     Basic ......................................................    $    0.37        $    0.92        $    0.57        $    0.83
                                                                     =========        =========        =========        =========
     Diluted ....................................................    $    0.35        $    0.76        $    0.56        $    0.76
                                                                     =========        =========        =========        =========

NET EARNINGS PER SHARE
     Basic ......................................................    $    0.37        $    0.91        $    0.57        $    0.83
                                                                     =========        =========        =========        =========
     Diluted ....................................................    $    0.35        $    0.76        $    0.56        $    0.76
                                                                     =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES - BASIC ..........................         31.1             32.3             31.6             32.3
                                                                     =========        =========        =========        =========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
   DILUTIVE COMMON SHARES - DILUTED .............................         41.7             43.0             31.8             42.9
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                              Six Months Ended
                                                                                                 June 30,
                                                                                            --------------------
                                                                                             2000          1999
                                                                                            ------        ------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Continuing operations:
       Earnings from continuing operations, net .....................................       $ 23.9        $ 32.8
       Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
           Depreciation and amortization ............................................         21.0          20.1
           Amortization of refinery turnarounds and other non-cash charges ..........         11.6           9.3
           Deferred income taxes ....................................................          5.7           2.2
           Changes in operating assets and liabilities:
             Receivables ............................................................        (39.6)        (64.2)
             Inventories ............................................................       (100.1)        (19.4)
             Accounts payable and accrued liabilities ...............................         53.4          62.8
             Other assets and liabilities ...........................................          1.4           4.1
                                                                                            ------        ------
               Total from (used in) continuing operations ...........................        (22.7)         47.7
    Discontinued operations .........................................................         --            14.1
                                                                                            ------        ------
         Net cash from (used in) operating activities ...............................        (22.7)         61.8
                                                                                            ------        ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures:
       Continuing operations ........................................................        (23.5)        (25.1)
       Discontinued operations ......................................................         --           (37.4)
    Other ...........................................................................          1.6           0.4
                                                                                            ------        ------
          Net cash used in investing activities .....................................        (21.9)        (62.1)
                                                                                            ------        ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net borrowings (repayments) under revolving credit facility .....................         38.0         (28.2)
    Repayments of other debt ........................................................       (105.3)        (20.7)
    Issuance of other long-term debt ................................................         --            50.0
    Purchases of Common Stock .......................................................        (15.5)         --
    Payment of dividends on Preferred Stock .........................................         (6.0)         (6.0)
    Other ...........................................................................          0.2          --
                                                                                            ------        ------
          Net cash used in financing activities .....................................        (88.6)         (4.9)
                                                                                            ------        ------

DECREASE IN CASH AND CASH EQUIVALENTS ...............................................       (133.2)         (5.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................        141.8          12.0
                                                                                            ------        ------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................       $  8.6        $  6.8
                                                                                            ======        ======

SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid ................................................................       $  3.7        $ 22.9
                                                                                            ======        ======
       Income taxes paid ............................................................       $  8.1        $ 11.1
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

Certain amounts for the three months and six months ended June 30, 1999 have been reclassified to reflect the transfer of the West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment in 2000. Certain other reclassifications have been made to information previously reported to conform to current presentation.

NOTE B -- INVENTORIES

Components of inventories were as follows (in millions):

                                                         June 30,    December 31,
                                                           2000         1999
                                                         --------    ------------

     Crude oil and refined products, at LIFO .....       $ 256.6       $ 147.8
     Refined products, at FIFO ...................           4.0           9.9
     Merchandise and other .......................           5.7           6.0
     Materials and supplies ......................          16.0          18.5
                                                         -------       -------
         Total inventories .......................       $ 282.3       $ 182.2
                                                         =======       =======

NOTE C -- LONG-TERM DEBT

The Company has a revolving credit and letter of credit facility ("Senior Credit Facility") which provides for $175 million in total commitments from a consortium of banks. At June 30, 2000, the Company had $38 million in borrowings and $3.7 million in letters of credit outstanding, resulting in availability under the Senior Credit Facility of $133 million. The Senior Credit Facility was amended in February 2000 to permit the Company to repurchase up to 3 million shares of its Common Stock.

The Senior Credit Facility contains covenants which require, among other things, that the Company maintain specified levels of leverage and fixed charge coverages, as defined. Under the fixed charge coverage requirement, the Company is to maintain coverage of at least 3.25 to 1.00 for the four-quarter periods ending June 30 and September 30, 2000, increasing to 3.50 to 1.00 thereafter. The Company's actual fixed charge coverage, as defined, for the four-quarter period ended June 30, 2000 was 3.09 to 1.00. The Company obtained a waiver from compliance with the fixed charge coverage requirement from its lenders for the four-quarter period ended June 30, 2000. There is no assurance that the Company will be able to satisfy the fixed charge coverage requirement in the future. However, the Company is in discussions with certain of its lenders to replace the Senior

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Credit Facility, which expires on July 2, 2001. Based on these discussions, management expects that a new credit facility will be in place during the fourth quarter of 2000 which will provide more favorable terms and conditions and will allow the Company to finance its operations and capital spending requirements throughout the next three years. If the Senior Credit Facility is not replaced, the Company may be required to either amend the Senior Credit Facility or seek additional waivers from its lenders. Management believes it would be able to negotiate an amendment or obtain additional waivers from its lenders.

During the first quarter of 2000, the Company used a portion of the proceeds from the December 1999 sales of its exploration and production operations to repay debt. The Company prepaid a $24.0 million note on March 1, 2000 and repaid the remaining $80.9 million balance of term loans under the Senior Credit Facility on March 13, 2000.

NOTE D -- SHARE REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the six months ended June 30, 2000, the Company repurchased 1,627,400 shares of Common Stock for approximately $15.5 million.

NOTE E -- OPERATING SEGMENTS

The Company's revenues are derived from two operating segments: Refining and Marketing and Marine Services. In March 2000, management commenced a realignment of its operational organization which included the transfer of the Marine Services segment's West Coast operations to the Refining and Marketing segment, effective January 1, 2000. Identifiable assets as of December 31, 1999 and segment information for the three months and six months ended June 30, 1999 have been restated to reflect the transfer.

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

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. While not purporting to reflect any measure of the Company's operations or cash flows, EBITDA is presented for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Segment information is as follows (in millions):

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                          June 30,
                                                                      --------------------------        --------------------------
                                                                         2000             1999             2000            1999
                                                                      ---------        ---------        ---------        ---------
     REVENUES
        Operating Revenues
          Refining and Marketing ................................     $ 1,176.0        $   716.4        $ 2,188.2        $ 1,188.6
          Marine Services .......................................          42.2             22.4             84.1             43.6
        Other Income - Marine Services ..........................          --               --                1.2             --
                                                                      ---------        ---------        ---------        ---------
            Total Revenues ......................................     $ 1,218.2        $   738.8        $ 2,273.5        $ 1,232.2
                                                                      =========        =========        =========        =========

     SEGMENT OPERATING PROFIT
        Refining and Marketing ..................................     $    40.5        $    68.8        $    70.7        $    86.3
        Marine Services .........................................           2.0             --                5.8              0.4
                                                                      ---------        ---------        ---------        ---------
            Total Segment Operating Profit ......................          42.5             68.8             76.5             86.7
        Corporate and Unallocated Costs .........................         (18.4)           (18.9)           (37.1)           (36.6)
                                                                      ---------        ---------        ---------        ---------
        Earnings from Continuing Operations Before Income
           Taxes ................................................     $    24.1        $    49.9        $    39.4        $    50.1
                                                                      =========        =========        =========        =========

     EBITDA
        Refining and Marketing ..................................     $    49.8        $    77.9        $    89.3        $   104.2
        Marine Services .........................................           2.6              0.6              7.0              1.7
                                                                      ---------        ---------        ---------        ---------
            Total Segment EBITDA ................................          52.4             78.5             96.3            105.9
        Corporate and Unallocated ...............................          (9.5)            (9.2)           (18.0)           (16.3)
                                                                      ---------        ---------        ---------        ---------
            Total EBITDA - Continuing Operations ................          42.9             69.3             78.3             89.6
        Depreciation and Amortization from Continuing
          Operations ............................................         (10.5)           (10.1)           (21.0)           (20.1)
        Interest and Financing Costs ............................          (8.3)            (9.3)           (17.9)           (19.4)
                                                                      ---------        ---------        ---------        ---------
        Earnings from Continuing Operations Before Income
           Taxes ................................................     $    24.1        $    49.9        $    39.4        $    50.1
                                                                      =========        =========        =========        =========

     DEPRECIATION AND AMORTIZATION
        Continuing Operations:
          Refining and Marketing ................................     $     9.3        $     9.1        $    18.6        $    17.9
          Marine Services .......................................           0.6              0.6              1.2              1.3
          Corporate .............................................           0.6              0.4              1.2              0.9
                                                                      ---------        ---------        ---------        ---------
            Total Continuing Operations .........................          10.5             10.1             21.0             20.1
        Discontinued Operations .................................          --                6.8             --               14.2
                                                                      ---------        ---------        ---------        ---------
          Total Depreciation and Amortization ...................     $    10.5        $    16.9        $    21.0        $    34.3
                                                                      =========        =========        =========        =========

     CAPITAL EXPENDITURES
        Continuing Operations:
          Refining and Marketing ................................     $    13.6        $     9.0        $    21.0        $    20.1
          Marine Services .......................................           0.5              0.5              1.9              0.7
          Corporate .............................................           0.1              2.2              0.6              4.3
                                                                      ---------        ---------        ---------        ---------
            Total Continuing Operations .........................          14.2             11.7             23.5             25.1
        Discontinued Operations .................................          --               14.0             --               37.4
                                                                      ---------        ---------        ---------        ---------
          Total Capital Expenditures ............................     $    14.2        $    25.7        $    23.5        $    62.5
                                                                      =========        =========        =========        =========

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, property and other assets that are not directly associated with the operations of an operating segment. Segment assets were as follows (in millions):

                                                                                       June 30,       December 31,
                                                                                         2000            1999
                                                                                      ---------       ------------
IDENTIFIABLE ASSETS
   Refining and Marketing..........................................................   $ 1,352.6        $ 1,223.6
   Marine Services.................................................................        72.3             66.5
   Corporate.......................................................................        59.0            196.4
                                                                                      ---------        ---------
     Total Assets .................................................................   $ 1,483.9        $ 1,486.5
                                                                                      =========        =========

NOTE F -- COMMITMENTS AND CONTINGENCIES

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

The Company is currently involved with the U.S. Environmental Protection Agency ("EPA") regarding a waste disposal site near Abbeville, Louisiana, at which the Company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Although the Superfund law may impose joint and several liability upon each party at the site, the extent of the Company's allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000.

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At June 30, 2000, the Company's accruals for environmental expenses totaled approximately $13.6 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline manufactured at its Washington refinery by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $30 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million over the next three to five years to comply with proposed Maximum Available Control Technology ("MACT II") regulations for refineries. Management expects that the proposed MACT II regulations will be finalized in late 2000 and would require new emission controls at certain processing units at each of the Company's refineries.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $10 million in 2000 and $10 million in 2001. During the six months ended June 30, 2000, the Company spent approximately $4 million, primarily for tank and tank farm secondary containment improvements at the Alaska, Hawaii and Washington refineries.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. The amount of such future expenditures cannot currently be determined by the Company.

For further information regarding environmental and other legal matters, see Legal Proceedings in Part II, Item 1, included herein.

INCENTIVE COMPENSATION

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan ("Performance Plan"), which is intended to advance the best interests of the Company and its stockholders by directly targeting Company performance to align with the ninetieth percentile historical stock-price growth rate for the Company's peer group. In addition, the Performance Plan will provide the Company's employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in the employ of the Company. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share ("First Performance Target") and $45 per share ("Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved. No costs will be recorded until the First Performance Target is reached.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G -- EARNINGS PER SHARE

Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally stock options and the maximum shares, if dilutive, which would have been issued assuming conversion of Preferred Stock at the beginning of the period. The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock for the six months ended June 30, 2000 produced an anti-dilutive result and, in accordance with SFAS No. 128, was not included in the dilutive calculation. Earnings per share calculations are presented below (in millions except per share amounts):

                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                  June 30,
                                                                             -------------------        -------------------
                                                                              2000         1999          2000         1999
                                                                             ------       ------        ------       ------
     BASIC:
        Numerator:
          Earnings from continuing operations, aftertax ..............       $ 14.6       $ 32.6        $ 23.9       $ 32.8
          Discontinued operations, aftertax ..........................         --           (0.1)         --           --
                                                                             ------       ------        ------       ------
          Net earnings ...............................................         14.6         32.5          23.9         32.8
          Less dividends on preferred stock ..........................          3.0          3.0           6.0          6.0
                                                                             ------       ------        ------       ------
          Net earnings applicable to common shares ...................       $ 11.6       $ 29.5        $ 17.9       $ 26.8
                                                                             ======       ======        ======       ======

        Denominator:
          Weighted average common shares outstanding .................         31.1         32.3          31.6         32.3
                                                                             ======       ======        ======       ======

        Basic Earnings Per Share:
          Earnings from continuing operations ........................       $ 0.37       $ 0.92        $ 0.57       $ 0.83
                                                                             ======       ======        ======       ======
          Net earnings ...............................................       $ 0.37       $ 0.91        $ 0.57       $ 0.83
                                                                             ======       ======        ======       ======

     DILUTED:
        Numerator:
          Net earnings applicable to common shares ...................       $ 11.6       $ 29.5        $ 17.9       $ 26.8
          Plus impact of assumed conversion of
            preferred stock (only if dilutive) .......................          3.0          3.0          --            6.0
                                                                             ------       ------        ------       ------
          Total ......................................................       $ 14.6       $ 32.5        $ 17.9       $ 32.8
                                                                             ======       ======        ======       ======

        Denominator:
          Weighted average common shares outstanding .................         31.1         32.3          31.6         32.3
          Add potentially dilutive securities:
            Incremental dilutive shares from assumed exercise
              of stock options and other .............................          0.3          0.4           0.2          0.3
            Incremental dilutive shares from assumed conversion
              of preferred stock (only if dilutive) ..................         10.3         10.3          --           10.3
                                                                             ------       ------        ------       ------
          Total diluted shares .......................................         41.7         43.0          31.8         42.9
                                                                             ======       ======        ======       ======

        Diluted Earnings Per Share:
          Earnings from continuing operations ........................       $ 0.35       $ 0.76        $ 0.56       $ 0.76
                                                                             ======       ======        ======       ======
          Net earnings ...............................................       $ 0.35       $ 0.76        $ 0.56       $ 0.76
                                                                             ======       ======        ======       ======

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H -- NEW ACCOUNTING STANDARDS AND DISCLOSURES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, the FASB amended SFAS No. 133 by issuing SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 and No. 138 are effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. The Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. The programs assist the Company in accessing refinery feedstocks at reasonable costs and in hedging margins on sales to certain customers. The Company also engages in limited petroleum trading activities through the use of derivatives. Gains or losses on hedging activities are recognized when the related physical transactions are recognized as sales or purchases. Transactions, other than hedges, are marked to market. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. The Company is evaluating the effects that implementation of SFAS No. 133 and No. 138 will have on its financial condition, results of operations, and financial reporting and disclosures.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition in financial statements. The Company recognizes revenues from product sales and services upon delivery to customers. Management believes that the Company's revenue recognition practices conform with those described in SAB 101 and that no significant change in its policy is required at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 22 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

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

In manufacturing, the Company has commenced a heavy oil conversion project at its Washington refinery. The estimated project cost was increased from the $75 million to $80 million range to approximately $85 million to $95 million, based on more detailed engineering. The project is expected to be completed in conjunction with the refinery's turnaround in late 2001. The licensor agreement and the process design work have been completed, and the procurement and permitting processes are progressing. Management believes that this improvement to the Washington refinery will substantially increase annual EBITDA beginning in 2002. In addition, management believes that a new $13 million distillate treater, which was placed in service at the Washington refinery in December 1999, has performed ahead of expectations for the first half of 2000 and will exceed its originally projected annual EBITDA contribution of $6 million to $8 million.

The Company has initiated several improvements in its marketing programs, including expansion of its retail operations. The Company entered into an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. During the 2000 second quarter, the Company acquired eight retail sites, seven of which are located on Wal-Mart properties. These retail sites were rebranded under the Company's recently introduced Mirastar brand which will be used exclusively in the Company's program with Wal-Mart. In addition to the seven operating Mirastar stations, two Mirastar stations are under construction and over 60 Mirastar sites are in various stages of development or evaluation. Management expects to have approximately 30 Mirastar sites operating by the end of January 2001. The Company has also entered into two unbranded, high-volume retail agreements in the Pacific Northwest. In addition, the Company is adding branded stations operated by independent jobbers. Currently, the Company has 75 branded jobber locations in the western U.S., excluding Alaska and Hawaii, as compared to 54 at the beginning of 2000. Tesoro's total retail capital spending program is planned at $36 million for 2000.

Other product marketing programs are focused on increasing margins by moving certain volumes into higher-value channels of trade. The Company's specific goals include: (i) shifting 6,000 barrels per day ("Bpd") of gasoline from bulk markets to unbranded rack sales to increase margins by $2 million to $3 million annually; (ii) increasing jet fuel margins on 6,000 Bpd by $1 million to $2 million annually; (iii) moving 10,000 Bpd of diesel fuel from bulk markets to rack sales to increase margins by $1 million to $2 million annually; and (iv) changing channels for 10,000 Bpd of other products to increase margins by $6 million to $7 million annually. During the first six months of 2000, the Company's West Coast volumes to branded jobbers averaged 3,600 Bpd and unbranded rack volumes averaged 42,000 Bpd, increases of approximately 60% and 25%, respectively, compared to the first six months of 1999.

The Company is conducting an evaluation of its cost structure. In connection with the evaluation of the Alaska operations, a full range of options relative to products in Alaska, such as supplying the Alaska market from other sources, were evaluated as well as a restructuring that could have included the sale, or closure of part, or all, of the Alaskan assets. The results of the Alaska evaluation were presented to the Company's Board of Directors in April 2000 with management's recommendation to continue to operate the refinery and marketing assets in Alaska. The evaluation showed that this option has more potential benefit for shareholders than other alternatives. To achieve an acceptable financial return on these assets, however, management believes that it must implement programs to reduce controllable costs and make other improvements. The Company does not intend to commit any significant capital to these operations, beyond that required for maintenance, safety and environmental responsibility, while the Company evaluates whether higher financial goals can be achieved.

As part of the Alaska initiatives, the Company has reorganized the administrative and marketing functions and eliminated positions in Alaska by consolidating them into the Company's West Coast office. In addition, nine of the 31 Company-owned and operated retail sites in Alaska were identified as candidates for closure. In combination, the annual savings from these two programs is expected to be between $3 million and $4 million. Additionally, several new marketing and processing initiatives have been identified for Alaska. The Company has implemented the cost reduction programs and expects to have other plans substantially in place by the end of 2000. If these efforts are successful, the financial impact of these initiatives could bring Alaska's return on capital employed into a targeted range of approximately 8% to 10%. The Alaska operations were profitable during the first half of 2000.

The Company's profit improvement programs also include cost reductions in domestic shipping and other costs. One of the Company's two above-market ship charters was terminated in late April 2000 and was replaced by a new charter for a double-hull tanker which has a three-year primary term beginning in May 2000 and two one-year options. The Company is terminating the remaining above-market charter during the third quarter of 2000. This new shipping program, based on the new term charter for a single ship, will result in annual cost savings of approximately $20 million compared to the previous domestic shipping program. However, the Company's freight rates for foreign flagged vessels increased from last year's levels, offsetting savings from domestic shipping in the second quarter of 2000.

Management has targeted additional cost reductions of $10 million to $20 million per year, including the savings related to the Alaska realignment.

BUSINESS ENVIRONMENT

The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the cost of crude oil used for refinery feedstocks and the price of refined products can result in changes in margins from the Refining and Marketing operations, as prices received for refined products may not keep pace with changes in crude oil costs. The Company also purchases refined products manufactured by others that are later resold, and changes in price levels of refined products can result in changes in margins on such activities. Energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

SUMMARY

Tesoro's net earnings were $14.6 million ($0.37 per basic share or $0.35 per diluted share) for the three months ended June 30, 2000 ("2000 Quarter"), compared with net earnings of $32.5 million ($0.91 per basic share or $0.76 per diluted share) for the three months ended June 30, 1999 ("1999 Quarter"). For the year-to-date periods, net earnings were $23.9 million ($0.57 per basic share or $0.56 per diluted share) for the six months ended June 30, 2000 ("2000 Period"), compared with net earnings of $32.8 million ($0.83 per basic share or $0.76 per diluted share) for the six months ended June 30, 1999 ("1999 Period"). The decrease in earnings in the 2000 Quarter, compared to the 1999 Quarter, reflected lower operating profits from the Refining and Marketing segment due to significant changes in market conditions on the West Coast as discussed below.

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

Certain amounts for the three months and six months ended June 30, 1999 have been reclassified to reflect the transfer of the West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment in 2000. Certain other reclassifications have been made to information previously reported to conform to current presentation.

REFINING AND MARKETING

                                                                              Three Months Ended           Six Months Ended
                                                                                   June 30,                     June 30,
                                                                          -------------------------     -------------------------
(Dollars in millions except per barrel amounts)                             2000            1999          2000            1999
                                                                          ---------       ---------     ---------       ---------

     Operating Revenues:
        Refined products ...............................................  $ 1,066.5       $   701.5     $ 2,022.5       $ 1,155.1
        Other revenues (primarily crude oil resales and
           merchandise) ................................................      109.5            14.9         165.7            33.5
                                                                          ---------       ---------     ---------       ---------
            Total Operating Revenues ...................................  $ 1,176.0       $   716.4     $ 2,188.2       $ 1,188.6
                                                                          =========       =========     =========       =========

     Segment Operating Profit:
        Gross margin:
          Refinery (a) .................................................  $   144.3       $   160.7     $   271.2       $   263.3
          Non-refinery:
            Merchandise ................................................        6.8             5.6          13.4            10.6
            Other product and crude oil marketing (b) ..................        8.1            12.5          18.0            20.3
                                                                          ---------       ---------     ---------       ---------
              Total gross margins ......................................      159.2           178.8         302.6           294.2
        Operating expenses and other ...................................     (109.4)         (100.9)       (213.3)         (190.0)
        Depreciation and amortization ..................................       (9.3)           (9.1)        (18.6)          (17.9)
                                                                          ---------       ---------     ---------       ---------
          Segment Operating Profit .....................................  $    40.5       $    68.8     $    70.7       $    86.3
                                                                          =========       =========     =========       =========

     Refinery Throughput (thousands of barrels per day):
        Alaska .........................................................       50.8            46.7          44.9            45.5
        Hawaii .........................................................       80.7            92.9          83.2            90.2
        Washington .....................................................      121.4           112.8         113.5           105.0
                                                                          ---------       ---------     ---------       ---------
          Total Refinery System Throughput .............................      252.9           252.4         241.6           240.7
                                                                          =========       =========     =========       =========
        % Heavy crude oil of total refinery system throughput ..........       42.4%           40.4%         44.1%           35.8%
                                                                          =========       =========     =========       =========

     Refined Products Manufactured (thousands of barrels per day):
          Gasoline and gasoline blendstocks ............................      100.0            98.7          95.5            94.4
          Jet fuel .....................................................       57.5            62.8          55.7            60.4
          Diesel fuel ..................................................       41.8            35.5          35.9            33.3
          Heavy oils, residual products and other ......................       60.5            65.4          61.8            63.0
                                                                          ---------       ---------     ---------       ---------
              Total Refined Products Manufactured ......................      259.8           262.4         248.9           251.1
                                                                          =========       =========     =========       =========

     Total Refinery System Product Spread ($/barrel) (c) ...............  $    6.27       $    6.98     $    6.17       $    6.04
                                                                          =========       =========     =========       =========

     Segment Product Sales (thousands of barrels per day) (d):
        Gasoline and gasoline blendstocks ..............................      145.3           138.1         134.8           124.0
        Jet fuel .......................................................       76.2            75.0          76.6            72.4
        Diesel fuel ....................................................       52.0            46.0          47.9            42.4
        Heavy oils, residual products and other ........................       58.8            53.4          59.2            56.5
                                                                          ---------       ---------     ---------       ---------
          Total Product Sales ..........................................      332.3           312.5         318.5           295.3
                                                                          =========       =========     =========       =========

     Segment Gross Margins on Product  Sales ($/barrel) (e):
        Average sales price ............................................  $   35.54       $   24.67     $   35.04       $   21.62
        Average costs of sales .........................................      30.34           18.60         29.69           16.31
                                                                          ---------       ---------     ---------       ---------
          Gross Margin .................................................  $    5.20       $    6.07     $    5.35       $    5.31
                                                                          =========       =========     =========       =========

----------

(a) Approximates throughput at the Company's refineries times refinery product spread.

(b) Primarily includes margins on products and crude oil purchased and resold, and the effects of selling a volume and mix of product that is different than actual volumes manufactured.

(c) Refinery system product spread represents an average for the Company's three refineries.

(d) Sources of total product sales include products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties.

(e) Gross margins on total product sales include margins on sales of manufactured and purchased products and the effect of inventory changes.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999. Segment operating profit for the Refining and Marketing segment was $40.5 million in the 2000 Quarter, a decrease of $28.3 million from segment operating profit of $68.8 million in the 1999 Quarter. The decline was primarily due to lower West Coast refinery margins, compared with the 1999 Quarter. Refining margins in the western United States were unusually high in the 1999 Quarter due to product supply disruptions caused by operating problems at other refineries and a rupture of a major refined products pipeline which serves the Pacific Northwest region. Management estimates that the 1999 second quarter disruptions contributed up to $0.75 per barrel to the Company's average refinery product spread of $6.98 per barrel. In addition, the pricing volatility during the 1999 Quarter increased profitability for the Company's other product and crude oil marketing by $4.4 million, compared with the 2000 Quarter. West Coast margins have returned to more normal levels during the 2000 Quarter, largely due to the correction of last year's product supply disruptions, and the market has adapted to the pipeline shutdown resulting in a decrease of $0.71 per barrel to the Company's average refinery spread compared to the 1999 Quarter.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 2000 Quarter, compared to the 1999 Quarter, due to higher product prices and sales volumes. Total product sales averaged 332,300 barrels per day (Bpd) in the 2000 Quarter, an increase of 19,800 Bpd from 312,500 Bpd in the 1999 Quarter. Other revenues increased in the 2000 Quarter primarily due to crude oil resales of approximately $85 million in the 2000 Quarter. There were no crude oil resales in the 1999 Quarter. The increase in cost of sales reflected higher costs of crude oil and purchased products due to higher prices as well as higher volumes.

Refinery gross margin decreased $16.4 million to $144.3 million in the 2000 Quarter due primarily to the decrease in average refinery product spread per barrel to $6.27 in the 2000 Quarter compared to $6.98 in the 1999 Quarter. Non-refinery margins decreased by $3.2 million to $14.9 million in the 2000 Quarter due primarily to lower profits for other product and crude oil marketing activities, partly offset by increased margins from merchandise sales through Company-owned retail stations.

Operating expenses and other, excluding depreciation, increased by $8.5 million to $109.4 million in the 2000 Quarter, primarily due to higher refinery fuel and utility costs, increased state and local taxes due to higher product values, and increased non-cash amortization cost due to an acceleration in the timing of the Hawaii crude unit turnaround and the turnaround at the Washington refinery. If energy and product prices remain at high levels, operating expenses will be similarly impacted in the future. Operating expenses included non-cash amortization of refinery turnaround costs of $5.1 million in the 2000 Quarter and $3.5 million in the 1999 Quarter.

The Hawaii crude unit turnaround has been moved from 2001 and combined with the hydrocracker turnaround in the third quarter of 2000, which will avoid a temporary reduction in throughput in 2001. Management expects combined refinery throughput to average approximately 260,000 Bpd in the third quarter of 2000, even with the Hawaii turnaround. The Washington refinery turnaround, originally planned for 2002, has been moved to coincide with the completion of the heavy oil conversion project expected in late 2001.

As previously discussed in "Strategy" on page 13 of this Management's Discussion and Analysis, the Company has developed self-help programs to improve the fundamental earnings potential of the Refining and Marketing segment. Future profitability of this segment, however, will continue to be influenced, either positively or negatively, by market conditions and other factors that are beyond the control of the Company.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999. Segment operating profit for the Company's Refining and Marketing operations was $70.7 million in the 2000 Period, a decrease of $15.6 million from segment operating profit of $86.3 million in the 1999 Period. The change in operating profit was primarily due to increased operating costs of $23.3 million, partly offset by higher sales volumes and refinery margins, as discussed below. The refineries ran a higher percentage of heavy crude oil which provided better values than higher-priced light crude oil during the 2000 Period. Refinery feedstocks for the 2000 Period consisted of 32% crude oil from foreign sources, 35% crude oil from Alaska's North Slope, 15% crude oil from Canada, 14% crude oil from Alaska's Cook Inlet, and 4% other feedstocks.

Revenue increased significantly from the 1999 Period, reflecting higher product prices and sales volumes. Total product sales averaged 318,500 Bpd in the 2000 Period, an increase of 23,200 Bpd from 295,300 Bpd in the 1999 Period. Other revenues increased in the 2000 Period primarily due to higher crude oil resales, which were approximately $134 million in the 2000 Period and $6 million in the 1999 Period. The increase in cost of sales reflected higher costs of crude oil and purchased products due to higher prices, as well as higher volumes.

Refinery gross margin increased $7.9 million to $271.2 million in the 2000 Period due primarily to the increase in average refinery product spread per barrel to $6.17 in the 2000 Period compared to $6.04 in the 1999 Period. Non-refinery margins increased $0.5 million to $31.4 million in the 2000 Period due primarily to increased merchandise sales through Company-owned retail stations, partly offset by lower margins on other product and crude oil marketing.

Operating expenses and other, excluding depreciation, increased by $23.3 million to $213.3 million in the 2000 Period primarily due to higher refinery fuel and utility costs, increased state and local taxes due to higher product values, and increased non-cash amortization cost due to an acceleration in timing for the Hawaii crude unit turnaround and the turnaround of the Washington refinery referred to above. Operating expenses included non-cash amortization of refinery turnaround costs of $10.3 million in the 2000 Period and $7.7 million in the 1999 Period.

MARINE SERVICES

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                 June 30,
                                                       ------------------      ------------------
(Dollars in millions)                                   2000        1999         2000       1999
                                                       ------      ------      ------      ------

     Operating Revenues:
        Fuels ....................................     $ 35.3      $ 16.7      $ 70.2      $ 32.3
        Lubricants and Other .....................        3.8         3.4         7.6         6.7
        Services .................................        3.1         2.3         6.3         4.6
                                                       ------      ------      ------      ------
          Operating Revenues .....................       42.2        22.4        84.1        43.6
     Costs of Sales ..............................       32.0        14.9        63.0        27.8
                                                       ------      ------      ------      ------
          Gross Profit ...........................       10.2         7.5        21.1        15.8
     Other Income ................................       --          --           1.2        --
     Operating Expenses and Other ................       (7.6)       (6.9)      (15.3)      (14.1)
     Depreciation and Amortization ...............       (0.6)       (0.6)       (1.2)       (1.3)
                                                       ------      ------      ------      ------
        Segment Operating Profit .................     $  2.0      $ --        $  5.8      $  0.4
                                                       ======      ======      ======      ======

     Sales Volumes (millions of gallons):
        Fuels, primarily diesel ..................       42.5        32.6        84.0        69.5
        Lubricants ...............................        0.6         0.5         1.1         1.0

Segment operating profit improved by $2.0 million and $5.4 million during the 2000 Quarter and 2000 Period, respectively, primarily due to higher fuel sales volumes and service revenues. The higher fuel sales volumes and service revenues reflected increased exploration and development activity in the U.S. Gulf of Mexico compared with 1999. Operating revenues increased $19.8 million and $40.5 million from the 1999 Quarter and 1999 Period, respectively, reflecting higher fuel prices, fuel sales volumes, and service revenues. In addition, the Company received other income of $1.2 million from settlement of a service contract in the first quarter of 2000. The increase in cost of sales reflected higher fuel sales volumes and prices.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $0.5 million and $2.3 million during the 2000 Quarter and 2000 Period, respectively. The year-to-date increase was primarily due to higher professional fees and employee costs associated with business development and organizational realignment in the first quarter of 2000.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased by $1.0 million and $1.5 million during the 2000 Quarter and 2000 Period, respectively, reflecting lower borrowings partly offset by higher interest rates on floating-rate debt. Proceeds from the sales of the Company's exploration and production operations were used to repay debt in December 1999 and in March 2000 (see Note C of Notes to Condensed Consolidated Financial Statements). The benefits from these debt reductions were largely offset by higher interest rates on variable-rate debt and additional borrowings to finance working capital. Increases in inventories and receivables were due to higher crude oil and product inventory volumes, petroleum prices and sales activities which were financed by borrowings and trade payables.

INTEREST INCOME

Interest income increased by $1.4 million during the 2000 Period due to temporary investment of a portion of the proceeds from December 1999 sales of exploration and production operations. A substantial portion of those proceeds was used to repay debt in March 2000, as discussed above.

OTHER EXPENSE

The increase of $1.1 million in other expense during the 2000 Period was due primarily to costs of acquisition strategies and an increase in environmental provisions related to former operations.

INCOME TAX PROVISION

The decrease of $7.8 million in the income tax provision in the 2000 Quarter, compared with the 1999 Quarter, reflected the decrease in pretax earnings, primarily from the Refining and Marketing segment. Similarly, the income tax provision decreased $1.8 million to $15.5 million in the 2000 Period due to lower pretax earnings.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash flows from operations and borrowing availability under a revolving line of credit ("Revolver"). Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend payments. Based upon current needs, management believes that available capital resources will be adequate to meet the Company's future capital requirements.

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

CAPITALIZATION

The Company's capital structure at June 30, 2000 was comprised of the following (in millions):

             Debt and other obligations outstanding, including current maturities:
               Senior Credit Facility - Revolver.........................................    $  38
               9% Senior Subordinated Notes, due 2008....................................      297
               Other senior debt and other obligations...................................       14
                                                                                             -----
                  Total debt and other obligations.......................................      349
             Mandatorily Convertible Preferred Stock.....................................      165
             Common stockholders' equity ................................................      461
                                                                                             -----
                  Total Capitalization...................................................    $ 975
                                                                                             =====

At June 30, 2000, the Company's total debt to capitalization ratio was 36%, compared with 40% at year-end 1999. In March 2000, the Company repaid $81 million of term loans under the Senior Credit Facility and prepaid a $24 million note, which were outstanding at year-end 1999.

The Senior Credit Facility, Senior Subordinated Notes and Preferred Stock impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for anticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

CREDIT ARRANGEMENTS

The Company has a revolving credit and letter of credit facility ("Senior Credit Facility") which provides for $175 million in total commitments from a consortium of banks. At June 30, 2000, the Company had $38 million in borrowings and $3.7 million in letters of credit outstanding, resulting in availability under the Senior Credit Facility of $133 million. The Senior Credit Facility was amended in February 2000 to permit the Company to repurchase up to 3 million shares of its Common Stock.

The Senior Credit Facility contains covenants which require, among other things, that the Company maintain specified levels of leverage and fixed charge coverages, as defined. Under the fixed charge coverage requirement, the Company is to maintain coverage of at least 3.25 to 1.00 for the four-quarter periods ending June 30 and September 30, 2000, increasing to 3.50 to 1.00 thereafter. The Company's actual fixed charge coverage, as defined, for the four-quarter period ended June 30, 2000 was 3.09 to 1.00. The Company obtained a waiver from compliance with the fixed charge coverage requirement from its lenders for the four-quarter period ended June 30, 2000. There is no assurance that the Company will be able to satisfy the fixed charge coverage requirement in the future. However, the Company is in discussions with certain of its lenders to replace the Senior Credit Facility, which expires on July 2, 2001. Based on these discussions, management expects that a new credit facility will be in place during the fourth quarter of 2000 which will provide more favorable terms and conditions and will allow the Company to finance its operations and capital spending requirements throughout the next three years. If the Senior Credit Facility is not replaced, the Company may be required to either amend the Senior Credit Facility or seek additional waivers from its lenders. Management believes it would be able to negotiate an amendment or obtain additional waivers from its lenders.

COMMON STOCK SHARE REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the six months ended June 30, 2000, the Company repurchased 1,627,400 shares of Common Stock for approximately $15.5 million.

CAPITAL SPENDING

The Company has a total capital spending program of $115 million for the year 2000. Tesoro plans to spend $72 million for projects at its refineries, including $28 million for a heavy oil conversion project, $20 million for other economic projects, $13 million for sustaining capital, and $11 million for environmental, health and safety projects. Tesoro's retail capital program is planned at $36 million, which includes new station construction under the terms of the agreement with Wal-Mart, improvements to existing Company-owned and operated stations at other sites, expansion of Tesoro's dealer/jobber network, and construction of other new Company-owned and operated sites. Tesoro's retail program targets growth in the western U.S. The Marine Services segment has a $5 million capital budget. Corporate capital expenditures are planned at $2 million, primarily for upgrades to information systems software and technology. Management plans to fund its capital program in 2000 with existing cash and internally-generated cash flows supplemented with borrowings under the Senior Credit Facility.

During the 2000 Period, the Company's capital expenditures totaled $24 million, which included initial costs related to manufacturing improvements and marketing programs. In this regard, the Company commenced a heavy oil conversion project at the Washington refinery. The licensor agreement and process design work have been completed, and the procurement and permitting processes are progressing. Management believes that this project, which has an estimated total cost of $85 million to $95 million based on detailed engineering, will be completed in late 2001 and expects to spend approximately $28 million of the total cost in the year 2000. As related to its marketing program, the Company has an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. During the 2000 second quarter, the Company acquired eight retail sites, seven of which are located on Wal-Mart properties. These retail sites were rebranded under the Company's recently introduced Mirastar brand which will be used exclusively in the Company's program with Wal-Mart. In addition to the seven operating Mirastar stations, two Mirastar stations are under construction and over 60 Mirastar sites are in various stages of development or evaluation.

MAJOR MAINTENANCE COSTS

The Company has scheduled a turnaround for certain units at its Hawaii refinery in the third quarter of 2000. The total cost of this turnaround is estimated at $11 million. Amortization of turnaround costs, other major maintenance costs and catalysts for the Company's three refineries are projected to total approximately $25 million during the year 2000.

CASH FLOWS

Components of the Company's cash flows, including discontinued operations in 1999, are set forth below (in millions):

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             ---------------------
                                                                                               2000          1999
                                                                                             --------       ------

Cash Flows From (Used In):
    Operating Activities..................................................................   $  (22.7)      $ 61.8
    Investing Activities..................................................................      (21.9)       (62.1)
    Financing Activities..................................................................      (88.6)        (4.9)
                                                                                             --------       ------
Decrease in Cash and Cash Equivalents.....................................................   $ (133.2)      $ (5.2)
                                                                                             ========       ======

Net cash used in operating activities totaled $22.7 million during the 2000 Period, compared to $61.8 million provided by operating activities for the 1999 Period. Cash flows from earnings from continuing operations before depreciation and amortization, deferred income taxes, and other noncash charges decreased $2.2 million in the 2000 Period, compared with the 1999 Period. Net increases in operating assets and liabilities in the 2000 Period amounted to $84.9 million which primarily included increases in inventories due to higher volumes and prices. In comparison, operating assets and liabilities increased only $16.7 million during the 1999 Period. Net cash used in investing activities of $21.9 million during the 2000 Period included capital expenditures of $23.5 million, partly offset by proceeds from sales of assets. Net cash used in financing activities of $88.6 million in the 2000 Period included repayments of debt totaling $105.3 million and purchases of common stock of $15.5 million. In addition, payment of dividends on preferred stock totaled $6 million. These uses of cash were partly offset by net borrowings under the Revolver of $38 million (gross borrowings of $642.5 million offset by gross repayments of $604.5 million).

At June 30, 2000, the Company's working capital totaled $267.9 million, which included cash and cash equivalents of $8.6 million. The working capital ratio was 1.8 to 1 at June 30, 2000, compared to 1.9 to 1 at December 31, 1999.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At June 30, 2000, the Company's accruals for environmental expenses totaled approximately $13.6 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline manufactured at its Washington refinery by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $30 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million over the next three to five years to comply with proposed Maximum Available Control Technology ("MACT II") regulations for refineries. Management expects that the proposed MACT II regulations will be finalized in late 2000 and would require new emission controls at certain processing units at each of the Company's refineries.

To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $10 million in 2000 and $10 million in 2001. During the six months ended June 30, 2000, the Company spent approximately $4 million, primarily for tank and tank farm secondary containment improvements at the Alaska, Hawaii and Washington refineries.

Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, retail stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. The amount of such future expenditures cannot currently be determined by the Company.

For further information on environmental and other contingencies, see Note F of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and Legal Proceedings in Part II, Item 1, included herein.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (which was subsequently amended by SFAS No. 138 in June 2000). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is evaluating the effects that implementation of these statements will have on its financial condition, results of operations, and financial reporting and disclosures.

The SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition in December 1999. Management believes that the Company's revenue recognition practices conform with SAB 101.

For further information related to SFAS No. 133, SFAS No. 138 and SAB 101, see Note H of Notes to Condensed Consolidated Financial Statements in Part I, Item I.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, discussions of estimated future revenue enhancements and cost savings, the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources, expenditures for capital projects and attempts to reduce costs. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks and refined products; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; disruptions due to equipment interruption or failure at Company or third-party facilities; execution of planned capital projects; results of management's evaluation of the Company's cost structure, specifically the Alaska operations; adverse changes in the credit ratings assigned to the Company's trade credit; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The price at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products; however, the timing of the relative movement of the prices can reduce profit margins and could have a significant impact on the Company's refining operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuation in market prices. At June 30, 2000 and December 31, 1999, the Company's inventories of refinery feedstocks and refined products totaled 12.2 million barrels and 8.6 million barrels, respectively. In addition, crude oil supply contracts are generally contracts with market-responsive pricing provisions. The Company purchases its refinery feedstock prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a material effect on the Company's financial results. The Company also purchases refined products manufactured by others. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

From time to time, the Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. These programs assist the Company in accessing refinery feedstocks at reasonable costs and to hedge margins on sales to certain customers. The Company also engages in limited petroleum trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. At June 30, 2000, the Company held the following derivative commodity instruments:

    o Crude oil futures contracts to purchase 166,000 barrels in August 2000 at a weighted average price of $32.04 per barrel. The total amount of the contracts was $5.3 million and the fair value approximated the contract amount.

    o Contingent obligations to purchase 25,000 barrels of crude oil in August 2000 at a price of $30.50 per barrel under put options sold by the Company. At June 30, 2000, the Company did not have a significant unrealized gain or loss on the options.

INTEREST RATE RISK

Total debt at June 30, 2000 included $38 million of floating-rate debt under the Revolver and $311 million of fixed-rate debt. The interest rate on the floating-rate debt was 9.5% at June 30, 2000. The impact on annual cash flow of a 10% change in the floating rate for the Revolver (95 basis points) would be $361,000.

At June 30, 2000, the fair market value of the Company's fixed-rate debt was approximately $11 million less than its book value of $311 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes. The floating-rate debt will mature in July 2001. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate capital leases, notes and other obligations will mature over varying periods through 2013.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             As previously reported, on September 16, 1999, the U.S. Environmental Protection Agency ("EPA") issued a letter to the Company's subsidiary, Tesoro Hawaii Corporation ("Tesoro Hawaii"), alleging certain violations of the facility response plan regulations under the Clean Water Act at the Hawaii refinery. On June 1, 2000, the EPA entered a consent decree in settlement of its claim against Tesoro Hawaii for which Tesoro Hawaii paid a civil penalty of $39,500 on June 16, 2000. In addition, the terms of the consent decree settle all claims by the EPA of alleged violations of the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act and the Federal Water Pollution Control Act alleged against BHP Petroleum Americas Refining, Inc., prior to the Company's purchase of the Hawaii refinery in 1998. The Company was indemnified for all but $39,500 of the total civil penalty amount in the consent decree pursuant to the separate environmental agreement executed by The Broken Hill Proprietary Company Limited and the Company in connection with the 1998 acquisition.

             As previously reported, on March 3, 2000, the Alaska Department of Environmental Conservation ("ADEC") issued a Notice of Violation ("NOV") to Tesoro Alaska Company ("Tesoro Alaska"), a subsidiary of the Company, related to alleged non-compliance at one of its two Anchorage terminals. The allegations concern the operation of the vapor collection and recovery system at the facility. On July 5, 2000, Tesoro Alaska received an Offer of Settlement from the ADEC in the amount of $604,000 for violations alleged in the NOV. Tesoro Alaska is reviewing ADEC's offer, and settlement discussions are continuing. The Company believes that the resolution of this matter will not have a material adverse effect on the Company.

             On May 31, 2000, the Company and certain of its officers were named defendants in a lawsuit filed in the United States District Court, Western District of Texas, San Antonio Division, brought by Group One Limited which seeks to certify as a class, all persons or entities who purchased the Company's securities during the period from January 3, 2000 through May 3, 2000. Three other identical lawsuits have also been filed in the same court. The lawsuits allege that the defendants issued false and misleading information regarding the Company's financial condition and operations, which artificially inflated the market price of the Company's securities during the period from January 3, 2000 through May 3, 2000. The complaints seek unspecified damages. The Company believes that the lawsuits are without merit, and the Company intends to vigorously defend against the allegations contained in the complaints.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The 2000 Annual Meeting of Stockholders of the Company was held on May 25, 2000.

             (b) The following directors were elected at the 2000 Annual Meeting of Stockholders to hold office until the 2001 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

                                                          Votes
                                  Name                     For            Withheld
                                  ----                     ---            --------

                          Steven H. Grapstein            23,665,494        2,394,031
                          William J. Johnson             23,668,168        2,391,357
                          Raymond K. Mason, Sr.          23,662,157        2,397,368
                          Donald H. Schmude              23,670,140        2,389,385
                          Bruce A. Smith                 23,657,373        2,402,152
                          Patrick J. Ward                23,668,426        2,391,099
                          Murray L. Weidenbaum           23,660,932        2,398,593

             (c) With respect to the increase in the number of shares which can be granted under the Amended and Restated Executive Long-Term Incentive Plan, there were 16,002,411 votes for; 9,964,892 votes against; 92,222 abstentions; and no broker non-votes.

             (d) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2000, there were 25,913,769 votes for; 95,435 votes against; 50,321 abstentions; and no broker non-votes.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                       27      Financial Data Schedule (June 30, 2000).

             (b)    Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TESORO PETROLEUM CORPORATION
                                             REGISTRANT




Date:  August 14, 2000             /s/           BRUCE A. SMITH
                                   --------------------------------------------
                                                   Bruce A. Smith
                                         Chairman of the Board of Directors,
                                        President and Chief Executive Officer







Date:  August 14, 2000             /s/              DON M. HEEP
                                   --------------------------------------------
                                                     Don M. Heep
                                          Senior Vice President, Controller
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

   27           Financial Data Schedule (June 30, 2000).