Form 10-Q
period 2000-09-30
TESORO PETROLEUM CORP /NEW/
filed 2000-11-14
CIK 50104

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

COMMISSION FILE NUMBER 1-3473

                          TESORO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              95-0862768
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

                                  -----------


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


                                  -----------

            There were 30,814,895 shares of the registrant's Common Stock outstanding at October 31, 2000.


================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999....................     3

       Condensed Statements of Consolidated Operations - Three Months and Nine Months Ended
         September 30, 2000 and 1999.......................................................................     4

       Condensed Statements of Consolidated Cash Flows - Nine Months Ended
         September 30, 2000 and 1999.......................................................................     5

       Notes to Condensed Consolidated Financial Statements................................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations.......................................................................................     12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................     23

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings............................................................................     24

    Item 6.   Exhibits and Reports on Form 8-K.............................................................     24

SIGNATURES.................................................................................................     25

EXHIBIT INDEX..............................................................................................     26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                               September 30, December 31,
                                                                                   2000         1999
                                                                               ------------- ------------
                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..................................................   $   24.5    $  141.8
   Receivables, less allowance for doubtful accounts ..........................      349.1       280.7
   Inventories ................................................................      275.3       182.2
   Prepayments and other ......................................................        8.3         6.9
                                                                                  --------    --------
     Total Current Assets .....................................................      657.2       611.6
                                                                                  --------    --------

PROPERTY, PLANT AND EQUIPMENT
   Refining and marketing .....................................................      941.7       906.6
   Marine services ............................................................       49.3        47.7
   Corporate ..................................................................       23.8        21.8
                                                                                  --------    --------
                                                                                   1,014.8       976.1
   Less accumulated depreciation and amortization .............................      273.0       244.5
                                                                                  --------    --------
     Net Property, Plant and Equipment ........................................      741.8       731.6
                                                                                  --------    --------

OTHER ASSETS ..................................................................      131.8       143.3
                                                                                  --------    --------

       Total Assets ...........................................................   $1,530.8    $1,486.5
                                                                                  ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...........................................................   $  310.9    $  214.2
   Accrued liabilities ........................................................       90.2        80.0
   Current maturities of debt and other obligations ...........................        3.7        27.4
                                                                                  --------    --------
     Total Current Liabilities ................................................      404.8       321.6
                                                                                  --------    --------

DEFERRED INCOME TAXES .........................................................       99.0        85.8
                                                                                  --------    --------

OTHER LIABILITIES .............................................................       72.1        65.8
                                                                                  --------    --------

DEBT AND OTHER OBLIGATIONS ....................................................      307.1       390.2
                                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares:
     7.25% Mandatorily Convertible Preferred Stock, 103,500 shares
     issued and outstanding ...................................................      165.0       165.0
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     32,735,176 shares issued (32,704,856 in 1999) ............................        5.4         5.4
   Additional paid-in capital .................................................      279.3       279.0
   Retained earnings ..........................................................      218.5       178.6
   Treasury stock, 1,920,281 common shares (292,881 in 1999), at cost .........      (20.4)       (4.9)
                                                                                  --------    --------
     Total Stockholders' Equity ...............................................      647.8       623.1
                                                                                  --------    --------

       Total Liabilities and Stockholders' Equity .............................   $1,530.8    $1,486.5
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,             September 30,
                                                                       ---------------------      ------------------
                                                                          2000        1999        2000        1999
                                                                          ----        ----        ----        ----
REVENUES
  Operating revenues:
     Refining and marketing ........................................   $ 1,347.6    $   863.5    $ 3,535.8    $ 2,052.1
     Marine services ...............................................        46.8         30.0        130.9         73.6
  Other income .....................................................         0.2           --          1.4           --
                                                                       ---------    ---------    ---------    ---------
     Total Revenues ................................................     1,394.6        893.5      3,668.1      2,125.7
                                                                       ---------    ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
  Refining and marketing ...........................................     1,275.9        796.9      3,374.8      1,881.3
  Marine services ..................................................        43.6         26.7        121.9         68.6
  Depreciation and amortization ....................................        11.0         10.1         30.8         29.3
                                                                       ---------    ---------    ---------    ---------
     Total Segment Operating Costs and Expenses ....................     1,330.5        833.7      3,527.5      1,979.2
                                                                       ---------    ---------    ---------    ---------

SEGMENT OPERATING PROFIT ...........................................        64.1         59.8        140.6        146.5

General and administrative .........................................       (11.4)        (8.0)       (29.0)       (23.3)
Interest and financing costs, net of capitalized interest ..........        (7.7)        (9.4)       (25.6)       (28.8)
Interest income ....................................................         0.4          0.3          2.2          0.7
Other expense ......................................................        (2.0)        (4.3)        (5.4)        (6.6)
                                                                       ---------    ---------    ---------    ---------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES .....................................................        43.4         38.4         82.8         88.5
Income tax provision ...............................................        18.4         15.4         33.9         32.7
                                                                       ---------    ---------    ---------    ---------

EARNINGS FROM CONTINUING OPERATIONS, NET ...........................        25.0         23.0         48.9         55.8
Earnings from discontinued operations, net of income taxes .........          --          2.3           --          2.3
                                                                       ---------    ---------    ---------    ---------

NET EARNINGS .......................................................        25.0         25.3         48.9         58.1
Preferred dividend requirements ....................................         3.0          3.0          9.0          9.0
                                                                       ---------    ---------    ---------    ---------

NET EARNINGS APPLICABLE TO COMMON STOCK ............................   $    22.0    $    22.3    $    39.9    $    49.1
                                                                       =========    =========    =========    =========

EARNINGS PER SHARE FROM CONTINUING
  OPERATIONS
     Basic .........................................................   $    0.71    $    0.62    $    1.27    $    1.44
                                                                       =========    =========    =========    =========
     Diluted .......................................................   $    0.60    $    0.53    $    1.17    $    1.29
                                                                       =========    =========    =========    =========

NET EARNINGS PER SHARE
     Basic .........................................................   $    0.71    $    0.69    $    1.27    $    1.52
                                                                       =========    =========    =========    =========
     Diluted .......................................................   $    0.60    $    0.58    $    1.17    $    1.35
                                                                       =========    =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES - BASIC .............................        30.8         32.4         31.4         32.4
                                                                       =========    =========    =========    =========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
  DILUTIVE COMMON SHARES - DILUTED .................................        41.4         43.3         41.9         43.1
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                      -----------------
                                                                                        2000     1999
                                                                                        ----     ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Continuing operations:
       Earnings from continuing operations, net ....................................   $ 48.9    $ 55.8
       Adjustments to reconcile earnings from continuing operations to net cash from operating activities:
           Depreciation and amortization ...........................................     32.6      30.8
           Amortization of refinery turnarounds and other non-cash charges .........     17.0      19.5
           Deferred income taxes ...................................................     13.2      14.5
           Changes in operating assets and liabilities:
             Receivables ...........................................................    (68.4)    (93.4)
             Inventories ...........................................................    (93.1)     12.2
             Accounts payable and accrued liabilities ..............................    106.9      88.5
             Other assets and liabilities ..........................................     (3.6)     (4.8)
                                                                                       ------    ------
               Total from continuing operations ....................................     53.5     123.1
    Discontinued operations ........................................................       --      22.8
                                                                                       ------    ------
         Net cash from operating activities ........................................     53.5     145.9
                                                                                       ------    ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures:
       Continuing operations .......................................................    (42.7)    (51.7)
       Discontinued operations .....................................................       --     (48.0)
    Other ..........................................................................      1.8       0.1
                                                                                       ------    ------
          Net cash used in investing activities ....................................    (40.9)    (99.6)
                                                                                       ------    ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net repayments under revolving credit facility .................................       --     (61.2)
    Repayments of other debt .......................................................   (105.6)    (25.5)
    Issuance of other debt .........................................................       --      50.0
    Purchases of Common Stock ......................................................    (15.5)       --
    Payment of dividends on Preferred Stock ........................................     (9.0)     (9.0)
    Other ..........................................................................      0.2       0.4
                                                                                       ------    ------
          Net cash used in financing activities ....................................   (129.9)    (45.3)
                                                                                       ------    ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................   (117.3)      1.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................    141.8      12.0
                                                                                       ------    ------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................   $ 24.5    $ 13.0
                                                                                       ======    ======

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid ..................................................................   $ 17.4    $ 40.8
                                                                                       ======    ======
    Income taxes paid ..............................................................   $ 13.6    $ 33.7
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Certain amounts for the three months and nine months ended September 30, 1999 have been reclassified to reflect the transfer of the West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment in 2000. Certain other reclassifications have been made to information previously reported to conform to current presentation.

NOTE B - INVENTORIES

Components of inventories were as follows (in millions):

                                                            September 30,    December 31,
                                                                2000             1999
                                                            ------------    -------------
       Crude oil and refined products, at LIFO............   $ 247.3           $ 147.8
       Refined products, at FIFO..........................       6.0               9.9
       Merchandise and other..............................       5.8               6.0
       Materials and supplies.............................      16.2              18.5
                                                             -------           -------
           Total inventories..............................   $ 275.3           $ 182.2
                                                             =======           =======

NOTE C - DEBT

On October 4, 2000, the Company and a group of banks entered into a new $250 million unsecured revolving credit facility, consisting of a $150 million, 3-year Revolving Credit Agreement and a $100 million, 364-day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval. Borrowings under the Credit Facility bear interest, at the Company's election, at either the Eurodollar Rate (as defined in the Credit Facility) plus a margin ranging from 1.000% to 2.000% or a Base Rate (as defined in the Credit Facility). The Company is also charged various fees and expenses in connection with the Credit Facility, including commitment fees and various letter of credit fees.

The Credit Facility requires the Company to maintain specified levels of consolidated leverage and fixed charge coverages and includes a limitation on the Company's debt to capital ratio. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms of the Credit Facility allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed

                 TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


an aggregate of $15 million in any year. The Credit Facility also allows the Company to repurchase up to 1,372,600 additional shares of its Common Stock under a share repurchase program (see Note D) and to pay required dividends on the Company's 7.25% Mandatorily Convertible Preferred Stock, so long as no default or event of default is in existence.

The Credit Facility replaced the Company's previous credit facility, which would have expired in 2001 and provided for $175 million in total commitments. The Company's previous credit facility was secured by substantially all of the assets of the Company and its subsidiaries.

At September 30, 2000, the Company had no revolving borrowings outstanding and $1 million in letters of credit outstanding. Based on current needs, the $250 million capacity under the Credit Facility, together with internally-generated cash flows and existing cash, is expected to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes.

In March 2000, the Company used a portion of the proceeds from the December 1999 sales of its exploration and production operations to prepay a $24.0 million note and repay a remaining $80.9 million balance of term loans under its previous credit facility.

NOTE D - COMMON STOCK

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the nine months ended September 30, 2000, the Company repurchased 1,627,400 shares of Common Stock for approximately $15.5 million. See Note C for information concerning restrictions on repurchases of shares of Common Stock.

At the Company's 2000 Annual Meeting of Stockholders held in May 2000, an amendment which increased the number of shares available to grant under the Amended and Restated Executive Long-Term Incentive Plan from 4,250,000 to 5,250,000 was approved by the shareholders.

NOTE E - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments: (i) Refining and Marketing and (ii) Marine Services. Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. Revenues were generated from sales to external customers, and intersegment revenues were not significant. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit.

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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Segment information is as follows (in millions):

                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30,            September 30,
                                                                         ------------------       -------------------
                                                                           2000       1999         2000        1999
                                                                           ----       ----         ----        ----
REVENUES
   Operating Revenues:
     Refining and Marketing ..........................................   $1,347.6    $  863.5    $3,535.8    $2,052.1
     Marine Services .................................................       46.8        30.0       130.9        73.6
   Other Income (primarily Marine Services) ..........................        0.2          --         1.4          --
                                                                         --------    --------    --------    --------
       Total Revenues ................................................   $1,394.6    $  893.5    $3,668.1    $2,125.7
                                                                         ========    ========    ========    ========

SEGMENT OPERATING PROFIT
   Refining and Marketing ............................................   $   61.2    $   57.1    $  131.9    $  143.4
   Marine Services ...................................................        2.9         2.7         8.7         3.1
                                                                         --------    --------    --------    --------
       Total Segment Operating Profit ................................       64.1        59.8       140.6       146.5
   Corporate and Unallocated Costs ...................................      (20.7)      (21.4)      (57.8)      (58.0)
                                                                         --------    --------    --------    --------
   Earnings from Continuing Operations Before Income
      Taxes ..........................................................   $   43.4    $   38.4    $   82.8    $   88.5
                                                                         ========    ========    ========    ========

EBITDA
   Refining and Marketing ............................................   $   71.5    $   66.6    $  160.8    $  170.8
   Marine Services ...................................................        3.6         3.3        10.6         5.0
                                                                         --------    --------    --------    --------
       Total Segment EBITDA ..........................................       75.1        69.9       171.4       175.8
   Corporate and Unallocated .........................................      (12.4)      (11.4)      (30.4)      (27.7)
                                                                         --------    --------    --------    --------
       Total EBITDA - Continuing Operations ..........................       62.7        58.5       141.0       148.1
   Depreciation and Amortization from Continuing
     Operations ......................................................      (11.6)      (10.7)      (32.6)      (30.8)
   Interest and Financing Costs, Net of Capitalized Interest .........       (7.7)       (9.4)      (25.6)      (28.8)
                                                                         --------    --------    --------    --------
   Earnings from Continuing Operations Before Income
      Taxes ..........................................................   $   43.4    $   38.4    $   82.8    $   88.5
                                                                         ========    ========    ========    ========

DEPRECIATION AND AMORTIZATION
   Continuing Operations:
     Refining and Marketing ..........................................   $   10.3    $    9.5    $   28.9    $   27.4
     Marine Services .................................................        0.7         0.6         1.9         1.9
     Corporate .......................................................        0.6         0.6         1.8         1.5
                                                                         --------    --------    --------    --------
       Total Continuing Operations ...................................       11.6        10.7        32.6        30.8
   Discontinued Operations ...........................................         --         7.2          --        21.4
                                                                         --------    --------    --------    --------
     Total Depreciation and Amortization .............................   $   11.6    $   17.9    $   32.6    $   52.2
                                                                         ========    ========    ========    ========

CAPITAL EXPENDITURES
   Continuing Operations:
     Refining and Marketing ..........................................   $   17.4    $   24.2    $   38.4    $   44.3
     Marine Services .................................................        0.3         0.3         2.2         1.0
     Corporate .......................................................        1.5         2.1         2.1         6.4
                                                                         --------    --------    --------    --------
       Total Continuing Operations ...................................       19.2        26.6        42.7        51.7
   Discontinued Operations ...........................................         --        10.6          --        48.0
                                                                         --------    --------    --------    --------
     Total Capital Expenditures ......................................   $   19.2    $   37.2    $   42.7    $   99.7
                                                                         ========    ========    ========    ========

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, property and other assets that are not directly associated with the operations of an operating segment. Segment assets were as follows (in millions):

                                                    September 30,       December 31,
                                                        2000                1999
                                                    -------------       ------------
IDENTIFIABLE ASSETS
   Refining and Marketing..........................   $ 1,383.6           $ 1,223.6
   Marine Services.................................        75.3                66.5
   Corporate.......................................        71.9               196.4
                                                      ---------           ---------
     Total Assets .................................   $ 1,530.8           $ 1,486.5
                                                      =========           =========

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation and contingent loss situations, including environmental and tax matters, arising in the ordinary course of business. The Company has made accruals in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At September 30, 2000, the Company's accruals for environmental expenses totaled approximately $12.3 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline manufactured at its Washington refinery by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $30 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million over the next four years to comply with proposed Maximum Available Control Technology ("MACT II") regulations for refineries. Management expects that the proposed MACT II regulations will be finalized in late 2000 and would require new emission controls at certain processing units at each of the Company's refineries.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $10 million in 2000 and $8 million in 2001. During the nine months ended September 30, 2000, the Company spent approximately $6 million, primarily for improvements to tanks and tank farm secondary containment at its refineries.

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

NOTE G - EARNINGS PER SHARE

Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. Earnings per share calculations are presented below (in millions except per share amounts):

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                 ------------------        -----------------
                                                                  2000        1999         2000         1999
                                                                  ----        ----         ----         ----
BASIC:
   Numerator:
     Earnings from continuing operations, aftertax ...........   $ 25.0      $ 23.0        $ 48.9      $ 55.8
     Earnings from discontinued operations, aftertax .........       --         2.3            --         2.3
                                                                 ------      ------        ------      ------
     Net earnings ............................................     25.0        25.3          48.9        58.1
     Less dividends on preferred stock .......................      3.0         3.0           9.0         9.0
                                                                 ------      ------        ------      ------
     Net earnings applicable to common shares ................   $ 22.0      $ 22.3        $ 39.9      $ 49.1
                                                                 ======      ======        ======      ======

   Denominator:
     Weighted average common shares outstanding ..............     30.8        32.4          31.4        32.4
                                                                 ======      ======        ======      ======

   Basic Earnings Per Share:
     Earnings from continuing operations .....................   $ 0.71      $ 0.62        $ 1.27      $ 1.44
                                                                 ======      ======        ======      ======
     Net earnings ............................................   $ 0.71      $ 0.69        $ 1.27      $ 1.52
                                                                 ======      ======        ======      ======

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,             September 30,
                                                                       -------------------        ------------------
                                                                        2000         1999          2000        1999
                                                                        ----         ----          ----        ----
DILUTED:
   Numerator:
     Net earnings applicable to common shares ......................   $ 22.0       $ 22.3        $ 39.9      $ 49.1
     Plus impact of assumed conversion of preferred stock ..........      3.0          3.0           9.0         9.0
                                                                       ------       ------        ------      ------
     Total .........................................................   $ 25.0       $ 25.3        $ 48.9      $ 58.1
                                                                       ======       ======        ======      ======

   Denominator:
     Weighted average common shares outstanding ....................     30.8         32.4          31.4        32.4
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise
         of stock options and other ................................      0.3          0.6           0.2         0.4
       Incremental dilutive shares from assumed conversion
         of preferred stock ........................................     10.3         10.3          10.3        10.3
                                                                       ------       ------        ------      ------
     Total diluted shares ..........................................     41.4         43.3          41.9        43.1
                                                                       ======       ======        ======      ======

   Diluted Earnings Per Share:
     Earnings from continuing operations ...........................   $ 0.60       $ 0.53        $ 1.17      $ 1.29
                                                                       ======       ======        ======      ======
     Net earnings ..................................................   $ 0.60       $ 0.58        $ 1.17      $ 1.35
                                                                       ======       ======        ======      ======

NOTE H - NEW ACCOUNTING STANDARDS AND DISCLOSURES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, the FASB amended SFAS No. 133 by issuing SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 and No. 138 are effective for the Company on January 1, 2001 and cannot be applied retroactively to financial statements of prior periods. The Company enters into derivatives activities, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain product sales. The Company also engages in limited petroleum trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position.

The Company has been evaluating the effects of implementing SFAS No. 133 and No. 138 and, based on evaluation results to date, expects that substantially all of its derivative instruments are "normal purchases and sales" and that repricing provisions in other agreements are not embedded derivatives. Consequently, at this time, management believes that implementation of these accounting standards will not have a significant impact on the Company's financial condition, results of operations or financial reporting and disclosures.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition in financial statements. The Company recognizes revenues from product sales and services upon delivery to customers. Management believes that the Company's revenue recognition practices conform with those described in SAB 101 and that no significant change in its policy is required at this time. In a related matter, the FASB's Emerging Issues Task Force concluded that shipping and handling costs billed to customers should be reported as revenues. The Company's financial reporting will not be affected by this issue.

The FASB's Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation," became effective on July 1, 2000. The Interpretation did not affect the Company's accounting for its stock-based compensation.

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

THE COMPANY HAS ENDEAVORED TO PROVIDE A MORE THOROUGH DISCUSSION OF MANAGEMENT'S EXPECTATIONS AND GOALS FOR THE COMPANY IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND THE COMPANY ANTICIPATES THAT IT WILL CONTINUE TO DO THE SAME IN MANAGEMENT'S DISCUSSION AND ANALYSIS IN THE FUTURE. HOWEVER, EXPECTATIONS AND GOALS MAY CHANGE DURING INTERIM PERIODS OF TIME. THE COMPANY DOES NOT INTEND TO, AND A READER HEREOF SHOULD NOT EXPECT THAT THE COMPANY WILL, UPDATE THE INFORMATION CONTAINED HEREIN DURING ANY SUCH INTERIM PERIOD.

STRATEGY

The Company's strategy is to (i) maximize earnings, cash flows and return on capital employed and increase its competitiveness by reducing costs, increasing efficiencies and optimizing existing assets and (ii) expand its overall size and market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is further improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening its marketing activities and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through diversification, acquisitions and divestitures. Management's goals are to triple its 1999 earnings per share of $0.62 to $1.86 by 2002 and achieve, over time, a 12% aftertax return on capital employed. The Company's return on capital employed (annualized) was approximately 8.5% for the nine months ended September 30, 2000.

To improve profitability from the Company's existing asset base, management has implemented profit improvement programs focused on manufacturing enhancements, marketing improvements and growth, cost reductions and information system improvements. Management believes that, based on the current business environment, these profit improvement programs, which are further discussed below, will improve profitability and reduce volatility of earnings.

The Company's manufacturing strategy includes improving refinery reliability and safety, reducing direct manufacturing costs per barrel and improving refining processes. The Company has commenced a heavy oil conversion project at its Washington refinery which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The project, which is estimated to cost $85 million to $95 million, is expected to be completed in conjunction with the refinery's turnaround in late 2001. Management believes that this improvement to the Washington refinery will increase annual operating profit by $30 million to $40 million beginning in 2002. In addition, management believes that the new $13 million distillate treater, which was placed in service at the Washington refinery in December 1999, has performed ahead of expectations, due in part to strong distillate margins, and contributed an estimated $8.3 million to operating profit for the first nine months of 2000. Other manufacturing initiatives focus on increased asphalt production capabilities, upgrades to process control systems, modifications to increase jet fuel production, consolidated purchasing and various other cost-savings projects. Management has established a goal to reduce total direct manufacturing costs (including depreciation) by at least ten cents per barrel in 2001 from the $3.09 per barrel average during the first nine months of 2000. These manufacturing goals for 2001, which include the impact of the completion of the heavy oil conversion project during the fourth quarter of 2001 and the manufacturing cost-savings mentioned above, are expected to achieve $13 million to $15 million profit improvement in 2001.

In marketing, the Company's objectives include moving products into higher-value market channels and developing markets for ratable offtake to reduce seasonal volatility. The Company's strategies to accomplish these objectives include: increasing product rack sales and reducing lower-value bulk sales of refined products, maximizing in-state sales in Alaska and Hawaii, developing high-volume, low-cost operations for branded gasoline sales (both Company and customer owned), marketing jet fuel in additional West Coast markets, increasing the production and sales of asphalt, directly marketing to marine and industrial fuel markets, and increasing term sales of bunker fuels to tankers and cruise ships.

As part of its retail marketing initiatives, the Company has an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company recently introduced the Mirastar brand which will be used exclusively in its program with Wal-Mart. As of November 10, 2000, the Company had 12 Mirastar stations in operation, 14 Mirastar stations under construction and 51 sites in various stages of development or evaluation. Management expects to have 19 Mirastar sites operating by the end of 2000 and approximately 90 Mirastar sites operating by the end of 2001. A standard Mirastar site is expected to have a construction period of 45 to 60 days (excluding time related to obtaining permits). Management has targeted a 15% return on investment for this program, assuming average monthly volumes of 200,000 gallons per site by the end of the first year of operation and an average construction cost for the standard Mirastar site of approximately $525,000.

In addition, the Company is adding branded stations operated by independent jobbers. Currently, the Company has 73 branded jobber locations in the western U.S., excluding Alaska and Hawaii, as compared to 54 at the beginning of 2000. The typical arrangement for a jobber-owned site includes a five-year supply arrangement and is targeted to cost the Company between $50,000 and $250,000 per site. Average volumes per jobber site are targeted at 150,000 gallons per month. Management believes that the Company's retail capital spending program (for both Company-owned and branded stations owned by independent jobbers) will total approximately $25 million to $30 million for the year 2000. Total branded sites, including Company-owned and operated sites, supplied by the Company are projected to total 294 by year-end 2000, an increase of 50 sites from the beginning of the year. Management has targeted an increase to 390 sites by year-end 2001 due primarily to the Mirastar program. Volumes sold under the Company's branded programs are expected to average approximately 15,000 barrels per day ("Bpd") in 2000, as compared to approximately 12,000 Bpd in 1999, with a management goal of 36,000 Bpd in 2001.

Other product marketing programs are focused on increasing margins by moving certain volumes into higher-value channels of trade. The Company has entered into two unbranded, high-volume retail agreements in the Pacific Northwest. Including these sales, the Company has increased rack sales of unbranded gasoline from about 15,000 Bpd in 1999 to 22,000 Bpd during the first nine months of 2000. Management's goal for 2001 is to increase unbranded rack gasoline sales to 33,000 Bpd in 2001. Diesel rack sales have increased from about 21,000 Bpd in 1999 to about 24,000 Bpd during the first nine months of 2000, and management's goals include an increase to 27,000 Bpd in 2001. Management expects an average future uplift in value for unbranded gasoline and diesel of 75 basis points as compared to bulk sales values. The Company has experienced from time to time uplifts of greater than 100 basis points in the price of unbranded gasoline. Management's goals for the Company's gasoline and commercial fuels marketing programs described above, which assume lower rack margins and increased competition on jet fuel sales, are expected to add $4 million to $7 million to operating profit in 2001 as compared to 2000.

The Company has positioned itself to take advantage of opportunities to market higher-value gasoline components, rather than combining all components into finished gasoline. In the 2000 third quarter, approximately 8,700 Bpd of high-octane CARB gasoline blendstocks were sold into the California market rather than blending this material into the refinery's conventional gasoline production. Management estimates that marketing these individual components added $4.7 million to operating profit in the third quarter of 2000, as compared to the values received from sales of conventional gasoline. Assuming market conditions for CARB gasoline blendstocks remain strong, management goals are to add $5 million to $6 million to operating profit in the year 2001, when compared with 2000, from marketing of these individual components as compared to conventional gasoline.

During 2000, the Company conducted an evaluation of the cost structure of its Alaska operations. In connection with this evaluation, a full range of options relative to products in Alaska, such as supplying the Alaska market from other sources, were evaluated as well as a restructuring that could have included the sale, or closure of part, or all, of the Alaskan assets. The results of the Alaska evaluation were presented to the Company's Board of Directors in April 2000 with management's recommendation to continue to operate the refinery and marketing assets in Alaska. The evaluation showed that this option has more potential benefit for shareholders than other alternatives. The Company does not presently intend to commit any significant capital to the Alaska refinery operations, beyond that required for maintenance, safety and environmental responsibility. However, the Company is considering a retail capital budget for Alaska in the range of $5 million for 2001 as part of its strategy to maximize in-state sales of products.

As part of the evaluation of the Company's Alaska operations, the Company has reorganized the administrative and marketing functions and eliminated positions in Alaska by consolidating them into the Company's West Coast and San Antonio offices. In addition, nine of the 31 Company-owned and operated retail sites in Alaska were identified as candidates for closure. In combination, the annual savings from these two programs are expected to be between $3 million and $4 million. Additionally, several new marketing and processing initiatives have been identified for Alaska. The Company has implemented cost reduction programs and expects to have other improvement plans substantially in place by the end of 2000. If these efforts are successful, the financial impact of these initiatives could bring Alaska's return on capital employed into a targeted range of approximately 8% to 10%. The Alaska operations were profitable during the first nine months of 2000.

The Company's profit improvement programs also include cost reductions in domestic shipping and other costs. One of the Company's two above-market ship charters was terminated in late April 2000 and was replaced by a new charter for a double-hull tanker which has a three-year primary term beginning in May 2000 and two one-year options. The Company terminated the remaining above-market charter in October 2000. Management believes that this new shipping program, based on the new term charter for a single ship, will result in annual cost savings of approximately $10 million in future years as compared to the 2000 domestic shipping program. Management continues to evaluate the Company's shipping requirements, which may impact its future results of operations.

An integral part of the Company's strategy is the development of a new enterprise-wide information system to support operations and marketing. The Company has spent an estimated $28 million on the new system since 1998, of which approximately one-half has been capitalized. Year-to-date 2000 expenditures totaled $5.8 million, of which $1.1 million has been capitalized.

BUSINESS ENVIRONMENT

The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the prices of refined products can result in changes in margins from the Refining and Marketing operations, as prices received for refined products may not keep pace with changes in feedstock costs. As part of its marketing program, the Company also purchases refined products manufactured by others that are later resold. Changes in price levels of crude oil and refined products can result in changes in margins on such activities. Energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and in costs of sales which more closely represent current costs.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

Tesoro's earnings from continuing operations were $25.0 million ($0.71 per basic share or $0.60 per diluted share) for the three months ended September 30, 2000 ("2000 Quarter"), compared with earnings from continuing operations of $23.0 million ($0.62 per basic share or $0.53 per diluted share) for the three months ended September 30, 1999 ("1999 Quarter"). For the year-to-date periods, earnings from continuing operations were $48.9 million ($1.27 per basic share or $1.17 per diluted share) for the nine months ended September 30, 2000 ("2000 Period"), compared with earnings from continuing operations of $55.8 million ($1.44 per basic share or $1.29 per diluted share) for the nine months ended September 30, 1999 ("1999 Period"). The increase in earnings from continuing operations in the 2000 Quarter, compared to the 1999 Quarter, reflected increases in gross margins and sales volumes, partially offset by higher operating expenses as discussed below.

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

Certain amounts for the three months and nine months ended September 30, 1999 have been reclassified to reflect the transfer of the West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment in 2000. Certain other reclassifications have been made to information previously reported to conform to current presentation.

REFINING AND MARKETING

                                                                           Three Months Ended        Nine Months Ended
                                                                               September 30,           September 30,
                                                                           -------------------       -----------------
(Dollars in millions except per barrel amounts)                             2000         1999        2000         1999
                                                                            ----         ----        ----         ----
Operating Revenues:
  Refined products ....................................................   $ 1,274.4    $   845.4    $ 3,296.9    $ 2,000.5
  Other revenues (primarily crude oil resales and
     merchandise) .....................................................        73.2         18.1        238.9         51.6
                                                                          ---------    ---------    ---------    ---------
       Total Operating Revenues .......................................   $ 1,347.6    $   863.5    $ 3,535.8    $ 2,052.1
                                                                          =========    =========    =========    =========

Segment Operating Profit:
   Gross margin:
     Refinery (a) .....................................................   $   173.5    $   142.0    $   444.7    $   404.8
     Non-refinery:
       Merchandise ....................................................         7.6          5.7         21.0         16.3
       Other product and crude oil marketing (b) ......................         1.6         20.4         19.6         41.9
                                                                          ---------    ---------    ---------    ---------
         Total gross margins ..........................................       182.7        168.1        485.3        463.0
   Operating expenses and other (c) ...................................      (111.2)      (101.5)      (324.5)      (292.2)
   Depreciation and amortization (d) ..................................       (10.3)        (9.5)       (28.9)       (27.4)
                                                                          ---------    ---------    ---------    ---------
     Segment Operating Profit .........................................   $    61.2    $    57.1    $   131.9    $   143.4
                                                                          =========    =========    =========    =========

Refinery Throughput (thousands of barrels per day):
   Alaska .............................................................        53.6         56.9         47.8         49.3
   Hawaii .............................................................        79.2         85.1         81.9         88.5
   Washington .........................................................       123.6        103.6        116.9        104.6
                                                                          ---------    ---------    ---------    ---------
     Total Refinery System Throughput .................................       256.4        245.6        246.6        242.4
                                                                          =========    =========    =========    =========

% Heavy Crude Oil of Total Refinery System Throughput .................        41.6%        29.1%        43.3%        36.5%
                                                                          =========    =========    =========    =========

Refined Products Manufactured (thousands of barrels per day):
     Gasoline and gasoline blendstocks ................................        98.8        101.5         96.6         96.8
     Jet fuel .........................................................        56.6         60.1         56.0         60.3
     Diesel fuel ......................................................        41.6         37.0         37.8         34.6
     Heavy oils, residual products and other ..........................        66.2         56.7         63.3         60.9
                                                                          ---------    ---------    ---------    ---------
         Total Refined Products Manufactured ..........................       263.2        255.3        253.7        252.6
                                                                          =========    =========    =========    =========

Total Refinery System Product Spread ($/barrel) (e) ...................   $    7.36    $    6.27    $    6.58    $    6.12
                                                                          =========    =========    =========    =========

Segment Product Sales (thousands of barrels per day) (f):
   Gasoline and gasoline blendstocks ..................................       141.8        130.5        137.1        126.1
   Jet fuel ...........................................................        75.2         81.0         76.2         75.3
   Diesel fuel ........................................................        60.4         53.9         52.1         46.3
   Heavy oils, residual products and other ............................        55.4         57.2         57.9         56.8
                                                                          ---------    ---------    ---------    ---------
     Total Product Sales ..............................................       332.8        322.6        323.3        304.5
                                                                          =========    =========    =========    =========

Segment Gross Margins on Product Sales ($/barrel) (g):
   Average sales price ................................................   $   41.61    $   28.48    $   37.21    $   24.07
   Average costs of sales .............................................       35.91        23.37        31.98        18.76
                                                                          ---------    ---------    ---------    ---------
     Gross Margin .....................................................   $    5.70    $    5.11    $    5.23    $    5.31
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

(c) Includes manufacturing costs per throughput barrel of approximately $2.82 and $2.83 in the third quarter and nine months ended September 30, 2000, respectively. Manufacturing costs per throughput barrel were $2.90 in the first quarter of 2000 and $2.76 in the second quarter of 2000.

(d) Includes manufacturing depreciation per throughput barrel of $0.24 and $0.26 in the third quarter and nine months ended September 30, 2000, respectively. Manufacturing depreciation per barrel amounted to $0.28 in the first quarter of 2000 and $0.25 in the second quarter of 2000.

(e) Refinery system product spread represents an average for the Company's three refineries.

(f) Sources of total product sales include products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties.

(g) Gross margins on total product sales include margins on sales of manufactured and purchased products and the effect of inventory changes.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999. Segment operating profit for the Refining and Marketing segment was $61.2 million in the 2000 Quarter, an increase of $4.1 million from segment operating profit of $57.1 million in the 1999 Quarter. The increase was primarily driven by stronger refined product margins, marketing initiatives and higher refinery throughput. These improved margins were partially offset by declines in non-refinery margins from product and crude oil marketing activities and higher operating expenses.

Revenues from sales of refined products in the Refining and Marketing segment increased in the 2000 Quarter, compared to the 1999 Quarter, due to higher product prices and sales volumes. Total product sales averaged 332,800 Bpd in the 2000 Quarter, an increase of 10,200 Bpd from 322,600 Bpd in the 1999 Quarter. Other revenues increased in the 2000 Quarter primarily due to crude oil resales of approximately $55 million in the 2000 Quarter. There were no crude oil resales in the 1999 Quarter. The increase in cost of sales reflected higher costs of crude oil and purchased products due to higher prices as well as higher volumes.

Refinery gross margin increased $31.5 million to $173.5 million in the 2000 Quarter due primarily to the increase in average refinery product spread per barrel to $7.36 in the 2000 Quarter compared to $6.27 in the 1999 Quarter. Industry refining margins were strong in the western U.S. during the 2000 Quarter, reflecting the tightness of supply and refining capacity in that region. The Company was able to capitalize on these conditions by operating its refineries at historically high rates, even with a turnaround in Hawaii during September 2000.

Non-refinery margins from other product and crude oil marketing activities declined $18.8 million in the 2000 Quarter as compared to the 1999 Quarter. Market conditions in 1999, which were affected by product supply disruptions, offered greater profit opportunities compared to market conditions this year.

Operating expenses and other, excluding depreciation, increased by $9.7 million to $111.2 million in the 2000 Quarter, primarily due to higher refinery fuel and utility costs, increased state and local taxes because of higher product values, and increased marketing expenses as a result of continued retail expansion. Electricity rates at the Washington refinery increased from $35 per megawatt hour in the 1999 Quarter to $116 per megawatt hour in the 2000 Quarter, resulting in an increase of $4.3 million in manufacturing costs. Given the current high rates, management is evaluating ways to manage utility costs in the future. If energy prices remain at high levels, operating expenses will be similarly impacted in the future. Operating expenses also included non-cash amortization of refinery turnaround costs of $5.3 million and $3.6 million in the 2000 Quarter and the 1999 Quarter, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999. Segment operating profit for the Company's Refining and Marketing operations was $131.9 million in the 2000 Period, a decrease of $11.5 million from segment operating profit of $143.4 million in the 1999 Period. The change in operating profit was primarily due to a decrease in margins from other product and crude oil marketing activities and an increase in operating expenses, partly offset by higher sales volumes and refinery margins. Refinery feedstocks for the 2000 Period consisted of 33% crude oil from foreign sources, 35% crude oil from Alaska's North Slope, 15% crude oil from Canada, 13% crude oil from Alaska's Cook Inlet, and 4% other feedstocks.

Revenue increased significantly from the 1999 Period, reflecting higher product prices and sales volumes. Total product sales averaged 323,300 Bpd in the 2000 Period, an increase of 18,800 Bpd from 304,500 Bpd in the 1999 Period. Other revenues increased in the 2000 Period primarily due to higher crude oil resales, which were approximately $189 million in the 2000 Period and $6 million in the 1999 Period. The increase in cost of sales reflected higher costs of crude oil and purchased products due to higher prices as well as higher volumes.

Refinery gross margin increased $39.9 million to $444.7 million in the 2000 Period due primarily to the increase in average refinery product spread per barrel to $6.58 in the 2000 Period compared to $6.12 in the 1999 Period. Non-refinery margins decreased $17.6 million to $40.6 million in the 2000 Period due primarily to lower margins on other product and crude oil marketing partly offset by increased merchandise sales margins through Company-owned retail stations.

Operating expenses and other, excluding depreciation, increased by $32.3 million to $324.5 million in the 2000 Period. Electric costs, which began rising early in the second quarter of 2000, added $5.7 million to operating expenses in the 2000 Period. In addition, increased state and local taxes due to higher product values and increased marketing expenses as a result of continued retail expansion contributed to the higher expenses. Operating expenses also included non-cash amortization of refinery turnaround costs of $15.6 million in the 2000 Period and $11.3 million in the 1999 Period. The Hawaii crude unit turnaround was moved from 2001 and combined with the September 2000 hydrocracker turnaround to avoid a temporary reduction in throughput in 2001. The turnaround at the Washington refinery, originally planned for 2002, was changed to coincide with the completion of the heavy oil conversion project expected in late 2001.

OUTLOOK AND OTHER FACTORS. Management believes that western U.S. industry margins should remain strong, compared to historical levels, for the next two to three years due to, among other things: (i) increased demand for distillates as a result of a strong U.S. economy together with an anticipated reduction in jet fuel imports to the West Coast caused by improved economic conditions in the Far East and higher foreign shipping rates and (ii) increased gasoline demand in the Pacific Northwest due to continued economic strength in that region which could be offset by an increased supply of conventional gasoline from California to Pacific Northwest markets due to more stringent fuel specifications in California. However, many other factors contribute to the strength of industry margins, including, among others, cost and availability of crude oil, the general demand for refined products, changes in product specifications, changes in refining capacity in the Company's operational regions and other conditions. In addition, industry margins may be impacted by high-volume retail expansions and strong competition in the industry due to mergers and acquisitions. See Forward-Looking Statements on page 22 and Business Environment on page 14 for further information related to these factors. As previously discussed in "Strategy" beginning on page 12 of this Management's Discussion and Analysis, the Company has developed programs to improve the profitability of the Refining and Marketing segment and to reduce volatility of earnings. Future profitability of this segment, however, will continue to be influenced by market conditions and other factors that are beyond the control of the Company.

While Pacific Northwest market conditions were stronger than historical averages in the first half of the 2000 fourth quarter, margins are currently trending toward historical averages. Assuming that these industry margins continue to remain stronger than historical averages and product demand remains healthy, management expects that the Company's system-wide refinery throughput for the fourth quarter of 2000 should average between 250,000 Bpd to 260,000 Bpd. The Company estimates that its system-wide throughput should average about 253,000 Bpd for the year 2000 and projected throughput rates should be approximately 49,000 Bpd in Alaska, 85,000 Bpd in Hawaii and 119,000 Bpd in Washington.

Management expects the Company's refinery throughput to average between 250,000 Bpd to 260,000 Bpd for the year 2001. The Company's current business plan assumes that the Company's system-wide throughput averages 257,000 Bpd in 2001 and assumes projected throughput rates of approximately 53,000 Bpd in Alaska, 88,000 Bpd in Hawaii and 116,000 Bpd in Washington. Based on the Company's current business plan refinery projections, prior to completion of the heavy oil conversion project, feedstocks for the system-wide refineries are expected to consist of approximately 49% heavy crude oils, 46% light crude oils and 5% other feedstocks with a system-wide yield, expressed as percentages of throughput barrels, of 35% gasoline, 25% jet fuel, 17% diesel fuel and 26% residual fuel oil and other products. Using the Company's current business plan refinery projections, after completion of the heavy oil conversion project expected in late 2001, management believes its feedstocks for the system-wide refineries should consist of approximately 58% heavy crude oils, 40% light crude oils and 2% other feedstocks with a system-wide yield, expressed as percentages of throughput barrels, of 37% gasoline, 25% jet fuel, 16% diesel fuel and 24% residual fuel oil and other products.

The Company's actual throughput and refinery yields for the fourth quarter of 2000 and the year 2001 may differ from the projections discussed above due to market conditions, the availability and costs of crude oil, the demand for refined products and other factors (see Forward-Looking Statements on page 22 and Business Environment on page 14).

MARINE SERVICES

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
(Dollars in millions)                            2000       1999      2000      1999
                                                 ----       ----      ----      ----
Operating Revenues:
   Fuels .....................................   $ 40.0    $ 23.4    $110.2    $ 55.7
   Lubricants and Other ......................      3.3       3.3      10.9      10.0
   Services ..................................      3.5       3.3       9.8       7.9
                                                 ------    ------    ------    ------
     Operating Revenues ......................     46.8      30.0     130.9      73.6
Cost of Sales ................................     36.2      20.0      99.2      47.8
                                                 ------    ------    ------    ------
     Gross Profit ............................     10.6      10.0      31.7      25.8
Other Income .................................      0.4        --       1.6        --
Operating Expenses and Other .................     (7.4)     (6.7)    (22.7)    (20.8)
Depreciation and Amortization ................     (0.7)     (0.6)     (1.9)     (1.9)
                                                 ------    ------    ------    ------
   Segment Operating Profit ..................   $  2.9    $  2.7    $  8.7    $  3.1
                                                 ======    ======    ======    ======

Sales Volumes (millions of gallons):
   Fuels, primarily diesel ...................     41.1      36.7     125.1     106.2
   Lubricants ................................      0.5       0.5       1.6       1.5

Segment operating profit improved by $0.2 million and $5.6 million during the 2000 Quarter and 2000 Period, respectively, primarily due to higher fuel sales volumes and service revenues. The higher fuel sales volumes and service revenues reflected increased customer exploration and development activities in the U.S. Gulf of Mexico compared with 1999. Operating revenues increased $16.8 million and $57.3 million from the 1999 Quarter and 1999 Period, respectively, reflecting higher fuel prices, fuel sales volumes, and service revenues. The increase in cost of sales also reflected the higher fuel sales volumes and prices. In addition, the Company realized other income of $1.2 million from settlement of a service contract in the first quarter of 2000 and $0.4 million from the sale of excess real estate in the third quarter of 2000.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $3.4 million and $5.7 million during the 2000 Quarter and 2000 Period, respectively. The increases were primarily due to higher employee costs associated with business development and organizational realignment. Management believes that its annual general and administrative expenses should be approximately $40 million for the year 2000.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased by $1.7 million and $3.2 million during the 2000 Quarter and 2000 Period, respectively, reflecting lower borrowings partly offset by higher interest rates on floating-rate debt. Proceeds from the sales of the Company's exploration and production operations were used to repay debt in December 1999 and in March 2000 (see Note C of Notes to Condensed Consolidated Financial Statements). The benefits from these debt repayments were partly offset by higher interest rates on variable-rate debt and additional borrowings to finance working capital. Increases in inventories and receivables were due to higher crude oil and product inventory volumes, petroleum prices and sales activities which were financed by borrowings and trade payables.

INTEREST INCOME

Interest income increased by $1.5 million during the 2000 Period due to the temporary investment of a portion of the proceeds from the December 1999 sales of exploration and production operations. A substantial portion of those proceeds was used to repay debt in March 2000, as discussed above.

OTHER EXPENSE

The decreases of $2.3 million and $1.2 million in other expense during the 2000 Quarter and 2000 Period, respectively, were due primarily to a $3 million provision for a legal settlement recorded in the 1999 Quarter. During the 2000 Period, the Company incurred other expenses related to acquisition strategies and environmental matters.

INCOME TAX PROVISION

The increase of $3.0 million in the income tax provision during the 2000 Quarter, compared with the 1999 Quarter, reflected the increase in pretax earnings. The combined federal and state effective income tax rate was 42% for the 2000 Quarter and 41% for the 2000 Period, reflecting adjustments related to filing the 1999 federal income tax return in the 2000 Quarter. The lower effective income tax rates of 40% and 37% in the 1999 Quarter and 1999 Period, respectively, reflected favorable adjustments related to previous years.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash flows from operations and borrowing availability under revolving lines of credit. Capital requirements are expected to include capital expenditures, working capital, debt service and preferred dividend payments. Based upon current needs, management believes that available capital resources will be adequate to meet the Company's future capital requirements.

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

CREDIT ARRANGEMENTS

On October 4, 2000, the Company and a group of banks entered into a new $250 million unsecured revolving credit facility, consisting of a $150 million, 3-year Revolving Credit Agreement and a $100 million, 364-day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval. Borrowings under the Credit Facility bear interest, at the Company's election, at either the Eurodollar Rate (as defined in the Credit Facility) plus a margin ranging from 1.000% to 2.000% or a Base Rate (as defined in the Credit Facility). The Company is also charged various fees and expenses in connection with the Credit Facility, including commitment fees and various letter of credit fees.

The Credit Facility requires the Company to maintain specified levels of consolidated leverage and fixed charge coverages and includes a limitation on the Company's debt to capital ratio. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms of the Credit Facility allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed an aggregate of $15 million in any year. The Credit Facility also allows the Company to repurchase up to 1,372,600 additional shares of its Common Stock under a share repurchase program and to pay required dividends on the Company's 7.25% Mandatorily Convertible Preferred Stock, so long as no default or event of default is in existence.

The Credit Facility replaced the Company's previous credit facility, which would have expired in 2001 and provided for $175 million in total commitments. The previous credit facility was secured by substantially all of the assets of the Company and its subsidiaries.

At September 30, 2000, the Company had no revolving borrowings outstanding and $1 million in letters of credit outstanding. Based on current needs, the $250 million capacity under the Credit Facility, together with internally-generated cash flows and existing cash, is expected to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes.

CAPITALIZATION

The Company's capital structure at September 30, 2000 was comprised of the following (in millions):

             Debt and other obligations outstanding, including current maturities:
               9% Senior Subordinated Notes, due 2008....................................     $297
               Capital leases and other obligations......................................       14
                                                                                              ----
                  Total debt and other obligations.......................................      311
             Mandatorily Convertible Preferred Stock.....................................      165
             Common stockholders' equity ................................................      483
                                                                                              ----
                  Total Capitalization...................................................     $959
                                                                                              ====

At September 30, 2000, the Company's total debt to capitalization ratio was 32%, compared with 40% at year-end 1999. In March 2000, the Company repaid $81 million of term loans and prepaid a $24 million note, which were outstanding at year-end 1999.

The Credit Facility, Senior Subordinated Notes and Preferred Stock impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for anticipated capital investments, to raise additional debt or equity capital or to take advantage of business opportunities.

COMMON STOCK SHARE REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the 32.4 million shares then outstanding. Under the program, the Company repurchases Tesoro Common Stock from time to time in the open market and through privately negotiated transactions. Purchases depend on price, market conditions and other factors. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the nine months ended September 30, 2000, the Company repurchased 1,627,400 shares of Common Stock for approximately $15.5 million.

CAPITAL SPENDING

During the first nine months of 2000, the Company's capital expenditures totaled $42.7 million, which were funded primarily through existing cash and cash flows from operations. During this period, the Company incurred initial costs related to certain manufacturing improvements and marketing programs. In this regard, the Company commenced a heavy oil conversion project at the Washington refinery. Management believes that this project, which has an estimated total cost of $85 million to $95 million based on detailed engineering, will be completed in late 2001 and expects to spend approximately $28 million of the total cost in the year 2000 (of which approximately $9 million was spent during the first nine months of 2000). As related to its marketing program, the Company has an agreement with Wal-Mart Stores, Inc. to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company recently introduced a Mirastar brand which will be used exclusively in its program with Wal-Mart. As of November 10, 2000, the Company had 12 Mirastar stations in operation, 14 Mirastar stations under construction and 51 sites in various stages of development or evaluation. Capital spending for this retail and other marketing programs totaled $10 million during the first nine months of 2000. Other capital spending during the 2000 Period included $20 million for other refining and marketing projects, $2 million in the Marine Services segment and $2 million for corporate improvements.

Depending on the timing of expenditures, management believes that the Company's capital spending will total approximately $88 million to $105 million for the year 2000, as compared to its previous estimate of $115 million. The 2000 capital program includes $50 million to $60 million for refinery projects, $25 million to $30 million for retail projects, $13 million to $15 million for Marine Services and other. For the year 2001, management estimates that its capital spending program will range between $165 million and $190 million, primarily for manufacturing improvements (expected to total between $110 million to $120 million), retail marketing expansion (expected to total between $50 million and $60 million), and Marine Services and other ($5 million to $10 million). The 2000 and 2001 programs will be funded with internally-generated cash flows from operations and borrowings under the Credit Facility.

MAJOR MAINTENANCE COSTS

The Company completed a turnaround for certain processing units at its Hawaii refinery during the third quarter of 2000, at a total cost of approximately $11 million. Amortization of turnaround costs, other major maintenance costs and catalysts for the Company's operations are projected to total approximately $23 million during the year 2000. The Company has scheduled a turnaround for the Alaska refinery in the second quarter of 2001 at an estimated cost of $11 million. Certain processing units at the Washington refinery are also scheduled for turnarounds, primarily in the fourth quarter of 2001, at an estimated total cost of $18 million.

CASH FLOWS

Components of the Company's cash flows, including discontinued operations in 1999, are set forth below (in millions):

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    ------------------
                                                                    2000          1999
                                                                    ----          ----
Cash Flows From (Used In):
    Operating Activities......................................     $  53.5       $145.9
    Investing Activities......................................       (40.9)       (99.6)
    Financing Activities......................................      (129.9)       (45.3)
                                                                   -------       ------
Increase (Decrease) in Cash and Cash Equivalents..............     $(117.3)      $  1.0
                                                                   =======       ======

Net cash provided by operating activities totaled $53.5 million during the 2000 Period, compared to $145.9 million provided by operating activities for the 1999 Period. Cash flows from earnings from continuing operations before depreciation and amortization, deferred income taxes, and other noncash charges decreased $8.9 million in the 2000 Period, compared with the 1999 Period. Net increases in operating assets and liabilities in the 2000 Period amounted to $58.2 million which primarily included increases in inventories due to higher volumes and prices and higher receivables, partly offset by higher payables. In comparison, changes in operating assets and liabilities during the 1999 Period resulted in a net decrease of $2.5 million. Net cash used in investing activities of $40.9 million during the 2000 Period included capital expenditures of $42.7 million, partly offset by proceeds from sales of assets. Net cash used in financing activities of $129.9 million in the 2000 Period included repayments of debt totaling $105.6 million and purchases of Common Stock of $15.5 million. In addition, payment of dividends on preferred stock totaled $9.0 million. The Company had no outstanding balances under revolving lines of credit at September 30, 2000 (gross borrowings of $814.5 million offset by gross repayments of $814.5 million).

At September 30, 2000, the Company's working capital totaled $252.4 million, which included cash and cash equivalents of $24.5 million. The working capital ratio was 1.6 to 1 at September 30, 2000, compared to 1.9 to 1 at December 31, 1999.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At September 30, 2000, the Company's accruals for environmental expenses totaled approximately $12.3 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline manufactured at its Washington refinery by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $30 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million over the next four years to comply with proposed Maximum Available Control Technology ("MACT II") regulations for refineries. Management expects that the proposed MACT II regulations will be finalized in late 2000 and would require new emission controls at certain processing units at each of the Company's refineries.

To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $10 million in 2000 and $8 million in 2001. During the nine months ended September 30, 2000, the Company spent approximately $6 million, primarily for improvements to tanks and tank farm secondary containment at its refineries.

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

NEW ACCOUNTING STANDARDS AND DISCLOSURES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 138 in June 2000. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has been evaluating the effects of implementing these statements and currently believes these statements will not have a significant impact on its financial condition, results of operations or financial reporting and disclosures.

The SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition in December 1999. Management believes that the Company's revenue recognition practices conform with SAB 101. Management also believes that the Company's financial reporting will not be affected by the FASB's Emerging Issues Task Force conclusion on reporting billings to customers for shipping and handling.

The FASB's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," became effective on July 1, 2000. The Interpretation did not affect the Company's accounting for its stock-based compensation.

For further information related to new accounting standards and disclosures, see Note H of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, projections of revenues, earnings, earnings per share, capital expenditures or other financial items; discussions of estimated future revenue enhancements and cost savings; and the Company's business strategy, goals and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-Q are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in general economic conditions; the timing and extent of changes in commodity prices and underlying demand; availability and costs of crude oil, other refinery feedstocks and refined products; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; changes in utility costs for the Company's facilities; disruptions due to equipment interruption or failure at Company or third-party facilities; execution of planned capital projects; results of management's evaluation of the Company's cost structure; adverse changes in the credit ratings assigned to the Company's trade credit; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other of the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes various financial instruments and enters into agreements which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

PRICE FLUCTUATIONS

The Company's refining and marketing earnings and cash flows from operations are dependent upon the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) at which the Company is able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices received by the Company for its refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in the Company's markets.

The prices at which the Company can sell its refined products are influenced by the commodity prices of crude oil. Generally, an increase or decrease in the prices of crude oil results in a corresponding increase or decrease in the prices of gasoline and other refined products; however, the timing of the relative movement of the prices can reduce profit margins and could have a significant impact on the Company's refining operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuation in market prices. At September 30, 2000 and December 31, 1999, the Company's inventories of refinery feedstocks and refined products totaled 11.5 million barrels and 8.6 million barrels, respectively. In addition, crude oil supply contracts are generally contracts with market-responsive pricing provisions. The Company purchases its refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a material effect on the Company's financial results. As part of its marketing program, the Company also purchases refined products manufactured by others for resale to customers. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

From time to time, the Company enters into derivatives activities, on a limited basis, as part of its programs to provide services for suppliers and customers. These programs assist the Company in accessing refinery feedstocks at reasonable costs and to manage margins on sales to certain customers. The Company also engages in limited petroleum trading activities through the use of derivatives. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results or financial position. At September 30, 2000, the Company held the following derivative commodity instruments:

    o Crude oil futures contracts to purchase 140,000 barrels in November 2000 at a weighted average price of $33.31 per barrel. The total amount of the contracts was $4.7 million and the fair value was $4.3 million at September 30, 2000.

    o The Company sold put options to purchase 100,000 barrels of crude oil in November 2000 at a weighted average price of $33.25 per barrel. The amount received for the options was approximately $0.3 million and the market value of the options was an unrealized loss of $0.2 million at September 30, 2000.

INTEREST RATE RISK

The Company had no outstanding balances under floating rate debt at September 30, 2000. The fair market value of the Company's fixed-rate debt at September 30, 2000 was approximately $3.3 million less than its book value of $311 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes. Fixed-rate debt of $297 million will mature in 2008, while other fixed-rate capital leases, notes and other obligations will mature over varying periods through 2013.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             As previously reported, on May 31, 2000, the Company and certain of its officers were named defendants in a lawsuit filed in the United States District Court, Western District of Texas, San Antonio Division, brought by Group One Limited which seeks to certify as a class, all persons or entities who purchased the Company's securities during the period from January 3, 2000 through May 3, 2000. Three other identical lawsuits have also been filed in the same court. The lawsuits, which have been consolidated, allege that the defendants issued false and misleading information regarding the Company's financial condition and operations, which artificially inflated the market price of the Company's securities during the period from January 3, 2000 through May 3, 2000. The plaintiffs seek unspecified damages. The Company believes the claims are without merit and intends to vigorously defend against such claims.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                        10.1 $150,000,000 Revolving Credit Agreement, dated as of October 4, 2000, among the Company, the Lenders parties thereto, Banc One Capital Markets, Inc., as Arranger, Bank One, NA, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent.

                        10.2     $100,000,000 364-Day Revolving Credit
                                 Agreement, dated as of October 4, 2000, among the Company, the Lenders parties thereto, Banc One Capital Markets, Inc., as Arranger, Bank One, NA, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent.

                        27       Financial Data Schedule (September 30, 2000).

              (b)   Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TESORO PETROLEUM CORPORATION
                                             REGISTRANT




Date:   November 14, 2000           /s/      BRUCE A. SMITH
                                    ----------------------------------
                                             Bruce A. Smith
                                     Chairman of the Board of Directors,
                                    President and Chief Executive Officer




Date:   November 14, 2000           /s/        DON M. HEEP
                                    -----------------------------------
                                               Don M. Heep
                                    Senior Vice President, Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
10.1     $150,000,000 Revolving Credit Agreement, dated as of October 4, 2000, among the Company, the Lenders parties thereto, Banc One Capital
         Markets, Inc., as Arranger, Bank One, NA, as Administrative Agent, The
         Bank of Nova Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as
         Documentation Agent.

10.2     $100,000,000 364-Day Revolving Credit Agreement, dated as of October 4,
         2000, among the Company, the Lenders parties thereto, Banc One Capital
         Markets, Inc., as Arranger, Bank One, NA, as Administrative Agent, The
         Bank of Nova Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as
         Documentation Agent.

27       Financial Data Schedule (September 30, 2000).