Form 10-K405
period 2000-12-31
TESORO PETROLEUM CORP /NEW/
filed 2001-03-27
CIK 50104

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                             ---------------------

     At February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $375,960,326 based upon the closing price of its Common Stock on the New York Stock Exchange Composite tape. At February 28, 2001, there were 30,905,044 shares of the registrant's Common Stock outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement pertaining to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TESORO PETROLEUM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................      3
           Refining and Marketing......................................      3
           Marine Services.............................................      9
           Competition and Other.......................................      9
           Government Regulation and Legislation.......................     10
           Employees...................................................     12
           Executive Officers of the Registrant........................     13
           Risk Factors and Investment Considerations..................     15
Item 2.    Properties..................................................     17
Item 3.    Legal Proceedings...........................................     17
Item 4.    Submission of Matters to a Vote of Security Holders.........     17
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     18
Item 6.    Selected Financial Data.....................................     19
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     22
           Strategy....................................................     22
           Profit Improvement Programs.................................     22
           Business Environment........................................     24
           Results of Operations.......................................     25
           Capital Resources and Liquidity.............................     32
           Forward-Looking Statements..................................     37
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     37
Item 8.    Financial Statements and Supplementary Data.................     39
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     66
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     66
Item 11.   Executive Compensation......................................     66
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     66
Item 13.   Certain Relationships and Related Transactions..............     66
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     66
SIGNATURES.............................................................     73

     THIS ANNUAL REPORT ON FORM 10-K (INCLUDING DOCUMENTS INCORPORATED BY REFERENCE HEREIN) CONTAINS STATEMENTS WITH RESPECT TO THE COMPANY'S EXPECTATIONS OR BELIEFS AS TO FUTURE EVENTS. THESE TYPES OF STATEMENTS ARE "FORWARD-LOOKING" AND SUBJECT TO UNCERTAINTIES. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 37.

                                     PART I

ITEM 1. BUSINESS

     Tesoro Petroleum Corporation and its subsidiaries ("Tesoro" or the "Company") is an independent refiner and marketer of petroleum products and provider of marine logistics services. Tesoro owns and operates three petroleum refineries with a combined capacity of 275,000 barrels per day and sells refined products to a wide variety of customers in the western United States and other countries on the Pacific Rim. Tesoro markets products to wholesale and retail customers, as well as commercial end-users. The Company also operates a network of terminals along the Texas and Louisiana Gulf Coast that provides fuel and logistical support services to the marine and offshore exploration and production industries. The Company conducts its business through two operating segments: (i) Refining and Marketing and (ii) Marine Services. For financial and statistical information relating to the Company's operations, see Selected Financial Data in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Note C of Notes to Consolidated Financial Statements in Item 8.

     Tesoro was incorporated in Delaware in 1968. Its principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999, its telephone number is (210) 828-8484, and its website address is www.tesoropetroleum.com.

REFINING AND MARKETING

OVERVIEW

     The Company owns and operates petroleum refineries in Alaska, Hawaii and Washington and sells refined products to a wide variety of customers in the western United States, primarily in Alaska, Hawaii and the Pacific Northwest, and other countries on the Pacific Rim. During 2000, products from the refineries accounted for approximately 80% of these sales volumes, with the remaining 20% purchased from other refiners and suppliers.

REFINERIES AND TERMINALS

     The Company's three refineries have a combined rated crude oil throughput capacity of 275,000 barrels per day ("bpd"), including 72,000 bpd at the Alaska refinery, 95,000 bpd at the Hawaii refinery and 108,000 bpd at the Washington refinery. Actual throughput of crude oil and other feedstocks are summarized below (thousand bpd):

                                                                   THROUGHPUT
                                                              --------------------
                          REFINERY                            2000    1999    1998
                          --------                            ----    ----    ----
Alaska......................................................   49      49      58
Hawaii......................................................   84      87      48
Washington..................................................  117      98      43
                                                              ---     ---     ---
     Total Throughput.......................................  250     234     149
                                                              ===     ===     ===

     Throughput at the Alaska refinery has been below capacity levels, reflecting supply and marketing economics. At the Washington refinery, throughput was higher than rated crude oil capacity in 2000 due to operational improvements together with processing other feedstocks in addition to crude oil. Scheduled refinery maintenance turnarounds temporarily reduced throughput in Hawaii in 2000 and Washington and Alaska in 1999. Volumes for 1998 include throughput at the Hawaii refinery (acquired in May 1998) and the Washington refinery (acquired in August 1998) since their dates of acquisition, averaged over the full year.

     The Company's refineries primarily manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel and residual fuel oil. Other products manufactured include liquefied petroleum gas and liquid asphalt. Refined products manufactured, in volume and as a percentage of total refinery throughput, are summarized below:

                                                   2000             1999             1998
                                               -------------    -------------    -------------
                                               VOLUME     %     VOLUME     %     VOLUME     %
                                               ------    ---    ------    ---    ------    ---
Refined Products Manufactured (thousand bpd):
  Gasoline and gasoline blendstocks..........    95       38      93       40      51       34
  Jet fuel...................................    58       23      58       25      41       27
  Diesel fuel................................    39       16      33       14      19       13
  Heavy oils, residual products and other....    65       26      60       25      43       29
                                                ---      ---     ---      ---     ---      ---
     Total Refined Products Manufactured.....   257      103     244      104     154      103
                                                ===      ===     ===      ===     ===      ===

     The Alaska refinery is located near Kenai, Alaska, approximately 70 miles southwest of Anchorage, where it has access to Alaskan and imported crude oil supplies. The Alaska refinery is capable of producing liquefied petroleum gas, gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, liquid asphalt, heavy oils and residual products. The Alaska refinery began operations in 1969 and has been expanded progressively, including the 1997 hydrocracker unit expansion which increased the unit's capacity to produce more jet fuel. A scheduled maintenance turnaround of all major process units at the Alaska refinery was completed in May 1999, and the next turnaround is scheduled for the second quarter of 2001.

     The Hawaii refinery, located at Kapolei in an industrial park 22 miles west of Honolulu, was acquired by the Company in May 1998. This acquisition added volumes of liquified petroleum gas, gasoline and gasoline blendstocks, jet fuel, diesel fuel and fuel oil to the Company's existing slate of refined products. The Hawaii refinery began operations in 1972 and has been expanded progressively in capacity and complexity. Major product upgrade units include the distillate hydrocracker, vacuum distillation and catalytic reformer units. The Company completed a planned maintenance turnaround in September 2000, and the next turnaround is scheduled for 2003.

     The Washington refinery, located in Anacortes on Puget Sound, about 60 miles north of Seattle, was acquired in August 1998. The Washington refinery includes fluid catalytic cracking ("FCC"), alkylation, hydrotreating, vacuum distillation and catalytic reformer units. The Washington refinery is the most complex of the Company's refineries. The FCC and other product upgrade units enable the Washington refinery to produce about 75% to 85% of its output as gasoline, diesel and jet fuel, depending on the mix of crude oil and other feedstock throughput. The acquisition of the Washington refinery shifted the Company's total manufactured product mix by increasing gasoline yield and decreasing lower-value heavy oil and residual products. The FCC unit can also upgrade heavy vacuum gas oils from the Alaska and Hawaii refineries and other suppliers. In December 1999, the Washington refinery completed the installation of a distillate treater which increased production of low-sulfur diesel and jet fuels. A scheduled maintenance turnaround of the crude distillation and catalytic reformer units was completed in October 1999, and the next turnaround is scheduled for the FCC and alkylation units in late 2001.

     In 2000, the Company commenced a heavy oil conversion project, which includes modernization of the FCC unit and installation of improved deasphalting technology at the Washington refinery. This project will enable the Company to increase the proportion of lower-cost heavy crude oil throughput, while increasing the proportion of higher-value gasoline yield and decreasing lower-value heavy product yield. The installation of the deasphalting technology is expected to be completed in the third quarter of 2001 and the FCC modernization is expected to be completed in conjunction with the FCC turnaround in late 2001. The heavy oil conversion project has an estimated total cost of approximately $100 million (including capitalized interest), of which $23 million was expended in 2000.

     The Company operates refined product terminals at Kenai and Anchorage, Alaska, at Port Angeles and Vancouver, Washington, at Stockton and Port Hueneme, California, and in Hawaii on the islands of Maui, Hawaii and Kauai. In addition, the Company distributes products through third-party terminals and truck racks in its market areas. The Company-operated terminals are supplied primarily by the Company's refineries. Fuel distributed through third-party facilities is also supplied by the Company's refineries and through purchases and exchange arrangements with other refining and marketing companies.

REFINERY FEEDSTOCK SUPPLY

     Crude oil feedstocks for the Company's refineries are supplied from several sources, including Alaska, Canada, Australia, Southeast Asia, the Middle East and Russia. Throughput for the Company's refining system averaged 249,500 bpd in 2000, which consisted of 49% crude oil from foreign sources (including 16% from Canada), 34% crude oil from Alaska's North Slope ("ANS"), 12% crude oil from Alaska's Cook Inlet and 5% from other feedstocks. In 2000, approximately 42% of throughput was heavy crude oil, compared with 35% in 1999. Purchases for the refineries are made through term agreements and in the spot market. Alaska Cook Inlet, Canadian and ANS crude oils are purchased from several suppliers under term agreements with renewal provisions. Prices under the term agreements fluctuate with market prices.

     The Alaska refinery runs primarily Alaska Cook Inlet and, to a lesser extent, ANS and other crude oils. Crude oil is delivered by tanker to the Alaska refinery through the Kenai Pipe Line Company ("KPL") marine terminal, which is a Company-owned common carrier and marine dock facility, and to KPL by pipeline connected directly with some of the Cook Inlet producing fields.

     The Hawaii refinery's crude oil supply is sourced primarily from Alaska, Australia and Southeast Asia. Crude oil for the Hawaii refinery is received through a Company-owned single-point mooring terminal and pipeline system which also can be used for receiving and loading refined products.

     The Washington refinery's crude oil is sourced primarily from Alaska, Canada and Southeast Asia. Crude oil from Canada is received at the Washington refinery through a third-party pipeline system. Other feedstock is delivered by tanker at the Washington refinery's marine terminal at Anacortes. Intermediate feedstocks, primarily heavy vacuum gas oil, are supplied from the Company's other refineries and by spot market purchases from third-party refineries.

     The Company continuously evaluates the economics of processing various crude oils and other feedstocks, and makes adjustments in the volumes and mix of feedstocks processed at each refinery. To optimize refinery operations, the Company processed 38 types of crude oil during 2000, which were at least twice the number of crude types run by these refineries in 1998. Occasionally, a better economic opportunity displaces a previous crude oil purchase commitment and results in the resale of crude oil. In 2000, crude oil resales also included amounts related to agreements which provide for the Company to purchase ANS crude oil from one of its suppliers and to sell an equal quantity of West Texas Intermediate crude oil to that supplier.

MARKETING

     The Company's sales of refined products in the Refining and Marketing segment consisted of the following:

                                                             2000           1999           1998
                                                         ------------   ------------   ------------
                                                         VOLUME    %    VOLUME    %    VOLUME    %
                                                         ------   ---   ------   ---   ------   ---
Product Sales (thousand bpd):
  Gasoline and gasoline blendstocks....................   135      42    123      41     59      35
  Jet fuel.............................................    76      23     76      25     46      27
  Diesel fuel..........................................    54      17     47      15     24      15
  Heavy oils, residual products and other..............    58      18     57      19     39      23
                                                          ---     ---    ---     ---    ---     ---
     Total Product Sales...............................   323     100    303     100    168     100
                                                          ===     ===    ===     ===    ===     ===

     Sources of the Company's product sales include products manufactured at its refineries, products drawn from inventory balances and products purchased from third parties.

     Gasoline and Gasoline Components. The Company sells gasoline and gasoline components in both the wholesale bulk and retail markets in the western United States, primarily Alaska, Hawaii and the Pacific

Northwest. During 2000, approximately 90% of these gasoline and gasoline component sales were to wholesale customers and bulk end-users and 10% were through the Company's retail network. The demand for gasoline is seasonal in Alaska and the Pacific Northwest, with lowest demand during the winter months.

     In wholesale marketing, the Company sells gasoline to two major oil companies on the U.S. West Coast under term sales agreements, which approximated 37,500 bpd in 2000, or approximately 36% of the Company's West Coast gasoline sales. The Company also supplies one of these major oil companies in Hawaii and Alaska. Other sales of gasoline to wholesale customers and bulk end-users are made under various supply agreements. Gasoline is also delivered to refiners and marketers in exchange for product received at other locations in the western United States. In addition, the Company sells, at wholesale, to unbranded jobbers and dealers. Product is distributed through Company-owned and third-party terminals and truck racks. Although the Company's marketing strategy is to maximize in-state sales in Alaska and Hawaii, gasoline and gasoline components produced in excess of market demand may be shipped to the U.S. West Coast or exported to other markets, principally in the Asia/Pacific area.

     The Company sells CARB (California Air Resources Board) quality blendstocks in the wholesale bulk market, generally at higher values than conventional gasoline. Light naphtha, which is produced by the Hawaii refinery, is sold to Hawaii's gas utility company as feedstock for their manufacture of synthetic natural gas distributed through the Honolulu gas utility pipeline system.

     During 2000, the Company continued initiatives to expand its retail marketing. The Company sells gasoline to retail customers through an arrangement with Wal-Mart Stores, Inc. ("Wal-Mart"), through Company-owned and operated sites, and agreements with third-party, branded jobber/dealers. Volumes sold under these branded retail marketing programs averaged 13,000 bpd in 2000. Capital spending for the Company's retail programs totaled $31 million in 2000, including costs for sites under the agreement with Wal-Mart, costs of Company-owned and operated facilities, and expansion of Tesoro's branded jobber/dealer network. The Company has retail marketing offices in San Antonio, Texas, in Auburn, Washington, in Honolulu, Hawaii, and in Anchorage, Alaska. In addition, the Company has recently established sales offices in Denver, Colorado and Phoenix, Arizona.

     In 2000, the Company entered into an agreement with Wal-Mart, whereby Wal-Mart offers sites at its existing and future stores at which the Company can build and operate retail gasoline stations. The Company's relationship with Wal-Mart encompasses 17 states. Under the agreement, each site is subject to a lease with a ten-year primary term and an option, exercisable at the Company's discretion, to extend a site's lease for two additional terms of five years each. The "Mirastar" brand was developed by the Company, exclusively for the Wal-Mart sites. As of February 28, 2001, the Company had 28 Mirastar stations in operation with a goal of averaging approximately 200,000 gallons per station after one year of operation. Monthly sales are currently averaging approximately 150,000 gallons per constructed Mirastar station. These stations are located in Oregon, California, Washington, Idaho, Utah, Nevada, Arizona, New Mexico, Colorado, Wyoming, South Dakota and Kansas. The Company expects to have 80 to 90 Mirastar stations in operation by the end of 2001 and expects to construct an additional 80 to 90 stations in each of 2002 and 2003. The estimated average cost to construct a standard Mirastar station with four fuel dispensers is approximately $525,000, which includes a small kiosk that sells limited merchandise.

     The Company also sells gasoline to end-users through 63 Company-owned and operated "Tesoro" and "Tesoro Alaska" branded stations, primarily in Alaska and Hawaii. Several of these stations include convenience stores with the "2-Go Tesoro" brand. The Company also sells gasoline to end-users through 118 "Tesoro" and "Tesoro Alaska" branded jobber/dealer stations in Alaska and Hawaii and 75 branded jobber/dealer stations in other western states, including Washington, Oregon, Idaho, Nevada and northern California. The typical arrangement with a branded jobber/dealer generally involves a five-year supply agreement and requires capital spending by the Company, such as signs and improvements, ranging from $50,000 to $250,000. Average volumes per branded jobber/dealer site are targeted at 150,000 gallons per month.

     The following table summarizes the branded retail stations owned and operated by the Company and jobber/dealer-operated stations as of December 31, 2000, 1999 and 1998:

                                                              2000    1999    1998
                                                              ----    ----    ----
Branded Retail Stations:
  Tesoro --
     Company-owned and operated*............................   60      59      31
     Jobber/dealer-operated.................................   69      51       2
  Tesoro Alaska --
     Company-owned and operated*............................    3       3      30
     Jobber/dealer-operated.................................  124     131     169
  Mirastar --
     Company-owned and operated*............................   20      --      --
                                                              ---     ---     ---
       Total Branded Retail Stations........................  276     244     232
                                                              ===     ===     ===

---------------

* Company-owned stations include 29 in Alaska, 33 in Hawaii and 21 in other western states.

     Jet Fuel. The Company is a major supplier of commercial jet fuel to passenger and cargo airlines in Alaska and Hawaii and on the U.S. West Coast. Several marketers, including the Company, import jet fuel into Alaska, Hawaii and the West Coast. In December 1999, the Washington refinery installed a distillate treater which enabled the refinery to increase production of low-sulfur diesel and jet fuels. The Company primarily markets jet fuel at airports in Anchorage, Honolulu and other Hawaiian island locations, Seattle/ Tacoma, Portland, San Francisco, Los Angeles, San Diego, Las Vegas, Reno and Phoenix.

     Diesel Fuel. The Company's diesel fuel production is sold primarily on a wholesale basis for marine, transportation and industrial purposes, as well as for home heating in Alaska. Lesser amounts are sold to end-users through marine terminals and retail gas stations and for power generation in Hawaii. Generally, the production of diesel fuel by refiners in Alaska, Hawaii and the Pacific Northwest is in balance with demand. There are occasions when diesel fuel is imported into or exported from Alaska and Hawaii because of the variability of demand. See "Government Regulation and Legislation -- Environmental Controls" for a discussion of the effect of governmental regulations on the production of low-sulfur diesel fuel.

     Heavy Oils and Residual Products. All three of the Company's refineries have vacuum units that use atmospheric crude tower bottoms as a feedstock and further process these volumes into light vacuum gas oil ("LVGO"), medium vacuum gas oil ("MVGO"), heavy vacuum gas oil ("HVGO") and vacuum tower bottoms ("VTBs"). LVGO and MVGO are further processed in the Alaska and Hawaii hydrocrackers, where they are converted into jet fuel, gasoline blendstocks and diesel fuel. HVGO is used primarily as an FCC feedstock at the Washington refinery where HVGO is upgraded to gasoline and diesel fuel. The VTBs are used to produce liquid asphalt, fuel oil and marine bunker fuel. The Company sells heavy fuel oils to other refineries, electric power producers, and marine and industrial end-users. The Company sells its liquid asphalt for paving materials in Alaska, Hawaii and Washington. In Alaska and Washington, demand for liquid asphalt is seasonal because mild weather conditions are needed for highway construction.

     The Company has marine fuel marketing operations and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon. Marine fuels sold from these locations are supplied principally by the Company's Washington and Alaska refineries.

     Sales of Purchased Products. In the normal course of business, the Company purchases refined products for resale to customers. The products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, manufactured by others, are purchased primarily in the spot market. Sales of these products represented approximately 20% of total volumes sold by the Company in 2000 and 1999. The Company's gasoline and diesel fuel purchase and resale activity is conducted primarily on the U.S. West Coast. The jet fuel activity primarily consists of imports into Alaska and Hawaii. The Company's gross margin from these activities was $14 million in 2000, as compared to $38 million in 1999.

TRANSPORTATION

     The Company charters two double-hull Lightship Class tankers to transport crude oil and refined products. The charter for the Cape Lookout Shoals has a three-year primary term that began in May 2000 and two one-year renewal options. In March 2001, the Company entered into a charter for a double-hull sister ship to the Cape Lookout Shoals for a two-year initial term with an option to renew for an additional year. The Company also charters other tankers and ocean-going barges on a short-term basis to transport crude oil and petroleum products. For further information on marine charters, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note M of Notes to Consolidated Financial Statements in Item 8.

     The Company owns and operates a common-carrier petroleum products pipeline, which runs from the Alaska refinery to its terminal facilities in Anchorage and to the Anchorage airport. This ten-inch diameter pipeline has a capacity to transport approximately 40,000 bpd of products and allows the Company to transport light products to the terminal facilities throughout the year, regardless of weather conditions. The Company also owns and operates a common-carrier pipeline and marine terminal (KPL), adjacent to the Alaska refinery, for unloading crude oil feedstocks and loading product inventory on tankers and barges.

     Crude oil is transported to Hawaii by tankers and discharged through the Company's single-point mooring terminal ("SPM"), about 1.5 miles offshore from the Hawaii refinery. Three underwater pipelines connect the SPM to the Hawaii refinery to allow crude oil and products to be transferred to the Hawaii refinery and to load products from the Hawaii refinery to ships and barges. The Company distributes refined products to customers on the island of Oahu through a pipeline system with connections to the military at several locations, to commercial customers via third-party terminals at Honolulu International Airport and Honolulu Harbor, and by barge to Company-owned and third-party terminal facilities on the islands of Maui, Kauai and Hawaii. Company-owned product pipelines connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, which is able to accommodate barges and product tankers up to 800 feet in length and reduces traffic at the SPM.

     The Washington refinery receives crude oil from Canada through the 24-inch, third-party Transmountain Pipeline which originates in Edmonton, Canada. Other crudes are received through the Washington refinery's marine terminal. The pipeline and the marine terminal are each capable of providing 100% of the Washington refinery's feedstock needs. During 2000, the Washington refinery shipped approximately 76,000 bpd (37,500 bpd of which was allocated to the Company and the balance of which was allocated to customers) of high-value products (gasoline, jet fuel and diesel) via the third-party Olympic pipeline system, which serves the Seattle area with 16-inch and 20-inch lines and continues to Portland, Oregon with a 14-inch line. In June 1999, the section of the Olympic pipeline system north of the Washington refinery was shut down, preventing refiners north of the Washington refinery from shipping their products through the Olympic pipeline. As a result, the Company was able to ship a higher volume of high-value products through the Olympic pipeline than historical averages. Beginning in February 2001, the Company's allocation for shipments through the Olympic pipeline system was reduced to approximately 16,800 bpd, due to the restart of the section of the Olympic pipeline system north of the Washington refinery. The reduced allocation will require the Company to transport a higher proportion of high-value products by barge, which should not materially increase transportation costs. Gasoline is also delivered through a neighboring refinery's truck rack, and some diesel fuel is distributed through a truck rack at the Company's refinery. Products are also shipped by barge and ship. The Washington refinery can deliver significant volumes of products through its marine terminal to ships and barges. All of the fuel oil production is shipped by water. Propane and asphalt are shipped by both truck and rail.

     For further information on transportation, see "Government Regulation and Legislation -- Environmental Controls."

MARINE SERVICES

OVERVIEW

     Marine Services markets and distributes a broad range of petroleum products, chemicals and supplies and provides logistical support services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. These operations are conducted through a network of 19 terminals located on the Texas Gulf Coast in Freeport, Galveston, Harbor Island, Houston, Port O'Connor and Sabine Pass, and along the Louisiana Gulf Coast in Amelia, Berwick, Cameron, Intracoastal City, Port Fourchon and Venice. Marine Services also owns tugboats, barges and trucks used in its operations.

FUELS AND LUBRICANTS

     Marine Services markets and distributes fuels and lubricants to offshore drilling rigs, offshore production platforms, and various ships and equipment engaged in seismic surveys. Marine Services also provides petroleum products to tugboats and barges using the Intracoastal Canal System and the Gulf of Mexico fishing industry, as well as ships entering various ports in Texas and Louisiana. Marine Services obtains its supply of fuel from local area refiners. Total gallons of fuel, primarily diesel fuel, sold by this segment amounted to 170 million, 148 million and 181 million in 2000, 1999 and 1998, respectively.

     The Company is a distributor of major brands of marine lubricants and greases, offering a full spectrum of brands. Total annual sales of lubricants amounted to approximately two million gallons in each of the years 2000, 1999 and 1998.

LOGISTICAL SERVICES

     Through many of its Gulf Coast terminals, Marine Services provides full-service shore-based support for offshore drilling rigs and production platforms. These services include cranes, forklifts and loading docks for supply boats serving the offshore exploration and production industry. In addition, Marine Services provides warehousing, office space, living quarters, helicopter landing pads, and long-term parking for offshore workers. Marine Services terminals also serve as "one-stop shops" for a full range of offshore exploration and production services. Products and services, such as drilling muds, environmental services, and equipment repair and fabrication, are provided through a variety of arrangements with "tenant partners." Revenues from services were approximately $13 million in 2000 and $12 million in each of the years 1999 and 1998.

COMPETITION AND OTHER

     The petroleum industry is highly competitive in all phases, including the refining of crude oil, the marketing of refined petroleum products, and the marine services business. The industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial and individual consumers. The Company competes with a substantial number of major integrated oil companies and other companies having greater financial and other resources than the Company. These competitors have a greater ability to bear the economic risks inherent in all phases of the industry. The recent consolidation experienced in the refining and marketing industry has reduced the number of competitors; however, it has not reduced overall competition. In addition, unlike the Company, many of its competitors produce large volumes of crude oil which can then be used in connection with their refining operations. Other larger competitors, although they do not produce crude oil, may have a competitive advantage as larger purchasers when negotiating with crude oil producers.

     The refining and marketing businesses are highly competitive, with prices of feedstocks and products being the principal factors in competition. In the refining industry, the Alaska refinery competes primarily with other refineries in Alaska and on the U.S. West Coast. The Company's refining competition in Alaska includes two refineries near Fairbanks and one refinery near Valdez. The Company estimates that such other refineries have a combined capacity to process approximately 270,000 bpd of crude oil. After processing the crude oil and removing the higher-value products, these refiners are permitted, because of their direct connection to the Trans Alaska Pipeline System ("TAPS"), to return the remainder of the processed crude back into the pipeline system as "return oil" in consideration for a fee, thereby eliminating their need to transport and market lower-value products that are not in demand in Alaska. The Alaska refinery is not directly connected to the TAPS, and the Company, therefore, cannot return its lower-value products to the TAPS. The Hawaii refinery competes primarily with one other refinery in Hawaii, which is also located at Kapolei and which has a rated capacity of 54,000 bpd of crude oil. Historically, the other refinery produces lower volumes of jet fuel than the Hawaii refinery. The Washington refinery competes with several refineries on the U.S. West Coast, including refineries which have higher refining capacity than the Washington refinery and which are owned by companies substantially larger than the Company.

     The Company is a major producer and distributor of gasoline in Alaska and Hawaii through a network of Company-operated retail stations and branded and unbranded dealers and jobbers. The Company supplies a major oil company through a product exchange agreement, whereby gasoline in Alaska is provided in exchange for gasoline delivered to the Company on the U.S. West Coast. In 2000, approximately 36% of the Company's West Coast gasoline sales were to two major oil companies through term sales agreements at market prices. The Company also supplies one of these major oil companies in Alaska and Hawaii through a gasoline sales agreement.

     Competitive factors affecting the retail marketing of gasoline in the western United States include such factors as product price and quality, together with station appearance, location and brand-name identification. The Company competes with other petroleum companies, distributors and other developers for new locations. The Company competes against independent marketing companies and integrated oil companies when engaging in these marketing operations.

     The Company's jet fuel sales in Alaska are concentrated in Anchorage, where it is one of the principal suppliers to the Anchorage International Airport, a major hub for air cargo traffic between manufacturing regions in the Far East and markets in the United States and Europe. In Hawaii, jet fuel sales are concentrated in Honolulu, where the Company is the principal supplier to the Honolulu International Airport. The Company also serves four airports on other islands in Hawaii. In Washington, jet fuel sales are concentrated at the Seattle/Tacoma International Airport. The Company also supplies jet fuel customers in Portland, Oregon, in Los Angeles, San Francisco and San Diego, California, in Las Vegas and Reno, Nevada, and in Phoenix, Arizona. Other refiners and marketers compete for sales at all of these airports.

     The Company's Refining and Marketing segment sells its diesel fuel primarily on a wholesale basis, competing with other refiners and marketers in all of its market areas. Refined products from foreign sources also compete for distillate markets in the Company's market areas.

     Demand for services and products offered by Marine Services is significantly affected by the level of oil and gas exploration, development and production in the Gulf of Mexico. Various factors, including general economic conditions, demand for and prices of oil and natural gas, availability of equipment and materials, and government regulations and energy policies cause exploration and development activity to fluctuate and directly impact the revenues of Marine Services. Management believes that the principal competitive factors affecting the Marine Services operations are location of facilities, availability of logistical support services, experience of personnel and dependability of service. The market for Marine Services' products and services, particularly diesel fuel, is highly competitive and price sensitive.

GOVERNMENT REGULATION AND LEGISLATION

ENVIRONMENTAL CONTROLS

     Federal, state, area and local laws, regulations and ordinances relating to the protection of the environment affect all operations of the Company to some degree. While the Company believes that its facilities generally are in substantial compliance with current regulatory standards, over the next several years the Company's facilities will comply with the new requirements being adopted and promulgated by the U.S. Environmental Protection Agency ("EPA") and the states in which the Company operates. An example of a federal environmental law that will require operational additions and modifications is the Clean Air Act, which was amended in 1990. As part of these requirements, the Company's refineries will comply with the second phase of Maximum Achievable Control Technologies designated for petroleum refineries ("Refinery MACT II"). These provisions, which were signed on January 18, 2001, will require additional air emission control technologies for certain processing units, predominantly at the Company's Washington refinery.

     The Company will be affected by changes in fuel manufacturing standards, such as those related to diesel fuel sulfur concentrations. On December 21, 2000, the EPA announced additional standards for allowable sulfur concentrations in highway diesel fuels. The "ultra low sulfur diesel" standards will, in general, become effective on June 1, 2006. In these new regulations, the EPA allowed the State of Alaska until April 1, 2002 to submit an alternate compliance plan for meeting these ultra low sulfur diesel fuel regulations. The Company is unable to predict the outcome of the State of Alaska's alternate compliance plan, and how this plan will incorporate exemptions previously granted to the State of Alaska by the EPA for implementing low sulfur diesel specifications. While these matters are unresolved, the Company estimates that demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its operations. With regards to the other Company refineries, the Hawaii refinery can currently produce diesel fuels that comply with the new ultra low sulfur standards. For the Washington refinery, the Company is currently evaluating how the ultra low sulfur diesel fuel standards will affect production and/or necessitate equipment changes or modifications. Specifics as to achieving these sulfur concentrations in highway diesel fuels produced at the Washington refinery, including capital costs, are being determined.

     The Company will also be affected by recent changes in allowable sulfur concentrations in gasoline fuels manufactured at its refineries. On December 21, 1999, the EPA promulgated new regulations that limit the amount of sulfur in gasoline. These limits will be phased in between 2004 and 2008, with the Company's refineries required to produce the low sulfur ("Tier II") gasoline, in aggregate, by January 1, 2004. While the Company's Hawaii and Alaska refineries currently manufacture Tier II compliant gasoline, the Company expects to make modifications on certain equipment at the Washington refinery in order to produce a Company-wide aggregate gasoline pool with sulfur concentrations at or below Tier II requirements. Management believes that the Company's Alaska refinery is the only refinery in Alaska currently capable of producing Tier II gasoline.

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

     The Company currently charters, on a long-term and short-term basis, tankers and barges for shipment of crude oil from foreign and domestic sources to its Alaska, Hawaii and Washington refineries. OPA 90 requires, as a condition of operation, that the Company demonstrate the capability to respond to the "worst case discharge" to the maximum extent practicable. As an example, the State of Alaska requires the Company to provide spill-response capability to contain or control and cleanup an amount equal to 50,000 barrels for a tanker carrying fewer than 500,000 barrels of crude oil or 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet such requirements, the Company has entered into contracts with various parties to provide spill response services. The Company has entered into spill-response agreements with (i) Cook Inlet Spill Prevention and Response, Incorporated and Alyeska Pipeline Service Company for spill-response services in Alaska; (ii) Clean Islands Council for response services throughout the State of Hawaii; and (iii) Clean Sound Incorporated for response actions associated with the Puget Sound, Washington operations. In addition, for larger spill contingency capabilities, the Company has entered into contracts with Marine Spill Response Corporation in Hawaii and in the Gulf Coast region. The Company believes these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.

     Regulations promulgated by the Alaska Department of Environmental Conservation ("ADEC") require the installation of liners in secondary containment systems for petroleum storage tanks. In 1996, the ADEC approved the Company's alternative compliance schedule which allows the Company until the year 2002 to line secondary containment systems for all of the Company's existing petroleum storage tank facilities in Alaska. The total remaining estimated cost of these improvements is approximately $3 million.

ENVIRONMENTAL EXPENDITURES

     As described above, the Company is currently evaluating certain newly promulgated revisions to the Clean Air Act regulations, which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard previously discussed in "Environmental Controls," the Company expects, based upon most recent cost estimates, to make capital improvements of approximately $40 million to $50 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million in capital improvements over the next four years, primarily for the Washington refinery, to comply with the second phase of Refinery MACT II referred to in "Environmental Controls." Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's refineries.

     Also, as described above, on December 21, 2000, the EPA announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. As discussed above, although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company is currently evaluating the impact of the new diesel fuel standards on production, equipment requirements and related costs.

     To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $8 million in 2001 and $16 million in 2002, primarily for upgrading storage tanks and secondary containment systems as well as preliminary construction activities associated with Tier II gasoline production equipment. During 2000, the Company spent approximately $10 million on environmental capital projects, primarily for improvements to crude oil and product tanks and tank farm secondary containment.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal regulations. The amount of such future expenditures cannot currently be determined by the Company. For further information on environmental matters and contingencies, see Legal Proceedings in Item 3 and Note M of Notes to Consolidated Financial Statements in Item 8.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 2,100 persons. Approximately 200 employees at the Washington refinery are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Company's executive officers, their ages and their positions with the Company at February 28, 2001.

                NAME                   AGE                  POSITION                  POSITION HELD SINCE
                ----                   ---                  --------                  -------------------
Bruce A. Smith.......................  57     Chairman of the Board of Directors,     June 1996
                                                President and Chief Executive
                                                Officer
William T. Van Kleef.................  49     Executive Vice President and Chief      July 1998
                                                Operating Officer
James C. Reed, Jr....................  56     Executive Vice President, General       September 1995
                                              Counsel and Secretary
Thomas E. Reardon....................  54     Executive Vice President, Corporate     November 1999
                                                Resources
W. Eugene Burden.....................  52     President, Tesoro Alaska Company        February 2001
Faye W. Kurren.......................  50     President, Tesoro Hawaii Corporation    May 1998
Donald A. Nyberg.....................  49     President, Tesoro Marine Services,      November 1996
                                              Inc.
Joseph E. Sparano....................  53     President, Tesoro West Coast Company    March 2000
Stephen L. Wormington................  56     Executive Vice President and Chief      May 1998
                                                Operating Officer, Tesoro Refining,
                                                Marketing & Supply Company
Don M. Heep..........................  51     Senior Vice President, Controller       June 2000
Gregory A. Wright....................  51     Senior Vice President, Financial        November 1999
                                              Resources
Sharon L. Layman.....................  47     Vice President and Treasurer            November 1999
Richard M. Parry.....................  47     Vice President, Retail, Tesoro West     June 1999
                                              Coast Company

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

W. Eugene Burden.............................   President of Tesoro Alaska Company, a
                                                subsidiary of the Company, since February
                                                2001. Senior Vice President, Governmental
                                                Relations of Tesoro Petroleum Companies,
                                                Inc., a subsidiary of the Company, from
                                                September 1999 to February 2001. President of
                                                Burden & Associates, Inc. from February 1996
                                                to September 1999. Commissioner,
                                                Environmental Conservation for the State of
                                                Alaska from December 1994 to February 1996.

Faye W. Kurren...............................   President of Tesoro Hawaii Corporation, a
                                                subsidiary of the Company, since May 1998.
                                                Vice President, Operations Planning, Supply
                                                and International Marketing of BHP Hawaii
                                                Inc. from March 1996 to May 1998. Vice
                                                President, General Counsel of BHP Hawaii Inc.
                                                from February 1995 to March 1996.
Donald A. Nyberg.............................   President of Tesoro Marine Services, Inc., a
                                                subsidiary of the Company, since November
                                                1996. Vice President, Strategic Planning, of
                                                MAPCO Inc. from January 1996 to November
                                                1996. President and Chief Executive Officer
                                                of Marya Resources from August 1994 to
                                                January 1996.
Joseph E. Sparano............................   President of Tesoro West Coast Company, a
                                                subsidiary of the Company, since March 2000.
                                                President of Sparano Consulting from August
                                                1995 to March 2000. Chairman and Chief
                                                Executive Officer of Pacific Refining Company
                                                from September 1990 to August 1995.
Don M. Heep..................................   Senior Vice President, Controller since June
                                                2000. Vice President, Controller from May
                                                1998 to June 2000. Senior Vice President,
                                                Administration for Tesoro Alaska Petroleum
                                                Company, a subsidiary of the Company, from
                                                November 1996 to May 1998. Senior Vice
                                                President and Chief Financial Officer of
                                                Valero Energy Corporation from 1994 to 1996.
Sharon L. Layman.............................   Vice President and Treasurer since November
                                                1999. Assistant Treasurer from February 1990
                                                to November 1999.
Richard M. Parry.............................   Vice President, Retail of Tesoro West Coast
                                                Company, a subsidiary of the Company, since
                                                June 1999. Vice President, Marketing & Sales
                                                of Tesoro Hawaii Corporation, a subsidiary of
                                                the Company, from May 1998 to June 1999. Vice
                                                President, Marketing & Sales of BHP Hawaii
                                                Inc. from December 1997 to May 1998. Vice
                                                President, Trading and Marketing, of BHP
                                                Hawaii Inc. from December 1994 to December
                                                1997.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

VOLATILITY OF PRICES; EFFECT ON EARNINGS AND CASH FLOWS

     The Company's refining and marketing earnings and cash flows from operations are dependent upon the margin above fixed and variable expenses (including the cost of refinery feedstocks) at which the Company is able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond the Company's control, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices received by the Company for its refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in the Company's markets.

     The prices at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products; however, the timing of the relative movement of the prices, as well as the overall change in product prices, can reduce profit margins and could have a significant impact on the Company's refining and marketing operations and the earnings and cash flows of the Company as a whole. In addition, the Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to rapid fluctuation in market prices. In addition, crude oil supply contracts are generally term contracts with market-responsive pricing provisions. The Company purchases its refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a significant effect on the Company's financial results. The Company also purchases refined products manufactured by others for sale to its customers. Price level changes during the periods between purchasing and selling such products could have a material effect on financial results.

     The costs and availability of fuel and utility services used by the Company's refineries and other operations have impacted and will continue to impact production and delivery of products, as well as increasing operating costs over historical levels. Prices have been and will continue to be affected by supply and demand for fuel and utility services in both local and regional markets.

     See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, herein for information related to commodity price and interest rate risks.

REFINERY FEEDSTOCK SUPPLY

     The Company believes an adequate supply of feedstocks, primarily crude oil, will be available to its three refineries to sustain the Company's refining operations for the foreseeable future at substantially the levels currently being experienced. However, there can be no assurance that this situation will continue. If additional crude oil becomes necessary at one or more of its refineries, the Company intends to implement available alternatives that are most advantageous under then prevailing conditions. Implementation of some alternatives could require the consent or cooperation of third parties and other considerations beyond the control of the Company. If the Company is unable to obtain such supplemental crude oil volumes, or is only able to obtain such volumes at uneconomic prices, the Company's results from operations could be adversely affected.

TRANSPORTATION

     The Company's Washington refinery receives all of its Canadian crude oil through pipelines operated by third parties. During 2000, it also delivered approximately 76,000 bpd of high-value refined products through third-party pipelines. The Alaska and Hawaii refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. In addition to environmental risks, discussed below, the Company could experience an interruption of supply or an increased cost to deliver refined products to market in the event of any upset in the ability of the pipelines or vessels to transport crude or refined product, whether because of accident, governmental regulation or third-party action. Should such an upset in the ability of a pipeline or vessels to transport crude oil or product persist for an extended time, it could have a significant adverse effect on the Company.

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

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills, mechanical failure of equipment at Company or third-party facilities, any of which can result in environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company's coverages include, but are not limited to, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and business interruption insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on the Company's financial condition and results of operations.

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

ITEM 2. PROPERTIES

     See information appearing under Item 1, Business, herein and Notes C, D, and M of Notes to Consolidated Financial Statements in Item 8.

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

     As previously reported, on March 3, 2000, the Alaska Department of Environmental Conservation ("ADEC") issued a Notice of Violation ("NOV") to Tesoro Alaska Company ("Tesoro Alaska"), a subsidiary of the Company, related to alleged non-compliance at one of its two Anchorage terminals. The allegations concern the operation of the vapor collection and recovery system at the facility. On November 15, 2000, Tesoro Alaska entered into a Settlement Agreement and Order ("Agreement") with the ADEC. The Agreement required Tesoro Alaska to pay a cash penalty of $123,000 and incur other additional environmental expenditures of up to $270,000. The Company believes that the Agreement resolves this matter in its entirety.

     On January 19, 2001, Tesoro Alaska received an NOV from the ADEC which alleges that Tesoro Alaska failed to perform proper tank inspections and repairs and to comply with its oil spill contingency plan for one of its Anchorage terminals. The alleged violations were discovered while Tesoro Alaska was renewing the oil spill contingency plan for the facility. The facility was acquired by Tesoro Alaska in August 1999. On January 26, 2001, Tesoro Alaska signed a letter of intent with the ADEC and received a short-term extension of the oil spill contingency plan which expires on May 26, 2001. In the letter of intent Tesoro Alaska agreed to provide the ADEC with certain technical and engineering information supporting a proposed tank inspection schedule and an interim plan for preventing oil spills at the facility. Tesoro Alaska also agreed to enter into a Compliance Order By Consent with the ADEC prior to the ADEC's final approval of the facility oil spill contingency plan. The Company believes that the resolution of this matter will not have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed under the symbol "TSO" on the New York Stock Exchange and the Pacific Stock Exchange. The per share market price ranges for the Company's Common Stock on the New York Stock Exchange during 2000 and 1999 are summarized below:

                                                                 2000                   1999
                                                            --------------        --------------
                    QUARTERS ENDED                          HIGH       LOW        HIGH       LOW
                    --------------                          ----       ---        ----       ---
March 31...............................................     $13        $ 9        $12  5/8   $ 7 7/16
June 30................................................     $12  1/2   $ 9  3/16  $15 15/16  $10 1/16
September 30...........................................     $10 13/16  $ 8 15/16  $18 13/16  $14 7/8
December 31............................................     $11  7/8   $ 9  5/16  $16  3/8   $ 9 3/4

     At February 28, 2001, there were approximately 2,800 holders of record of the Company's 30,905,044 outstanding shares of Common Stock. The Company has not paid dividends on its Common Stock since 1986.

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

     As discussed in Note F of Notes to Consolidated Financial Statements in
Item 8, the 10,350,000 Premium Income Equity Securities ("PIES") outstanding will automatically convert into shares of Common Stock on July 1, 2001, at a conversion rate based upon a formula dependent upon the average closing price per share of Common Stock for the 20 trading days prior to July 1, 2001. The maximum conversion rate on July 1, 2001 would require each PIES to convert into one share of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events.

     The 2001 Annual Meeting of Stockholders will be held at 10:00 A.M. Mountain time on Wednesday, May 23, 2001, at the Hyatt Regency Denver, 1750 Welton Street, Denver, Colorado. Holders of Common Stock of record at the close of business on March 29, 2001, are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial and operating data of Tesoro as of the end of and for each of the six years in the period ended December 31, 2000. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Company's Consolidated Financial Statements, including the Notes thereto, in Item 8. Financial results of acquired operations have been included in the amounts below since their respective acquisition dates (see Note D of Notes to Consolidated Financial Statements in Item 8). Certain amounts previously reported have been reclassified to reflect the transfer of the West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment.

                                                               YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                               2000       1999       1998      1997      1996      1995
                                             --------   --------   --------   -------   -------   -------
                                                    (DOLLARS IN MILLIONS EXCEPT PER UNIT AMOUNTS)
REVENUES
Refining and Marketing:
  Refined products.........................  $4,536.0   $2,808.6   $1,198.2   $ 643.7   $ 620.8   $ 664.5
  Other, primarily crude oil resales and
    merchandise............................     381.6       80.5       69.8      77.2     124.6     106.5
Marine Services............................     186.8      111.2      118.6     132.2     122.5      74.5
                                             --------   --------   --------   -------   -------   -------
    Total Revenues.........................  $5,104.4   $3,000.3   $1,386.6   $ 853.1   $ 867.9   $ 845.5
                                             ========   ========   ========   =======   =======   =======
SUMMARY OF OPERATIONS
Segment Operating Profit (Loss)(a):
  Refining and Marketing...................  $  189.1   $  125.1   $   69.7   $  20.5   $   6.0   $   0.7
  Marine Services..........................      10.4        5.9        8.6       6.3       6.1      (4.4)
                                             --------   --------   --------   -------   -------   -------
    Total Segment Operating Profit
       (Loss)..............................     199.5      131.0       78.3      26.8      12.1      (3.7)
General and Administrative Expenses........     (40.3)     (34.1)     (19.7)    (13.6)    (12.7)    (16.4)
Interest and Financing Costs...............     (32.7)     (37.6)     (25.2)     (8.1)    (13.8)    (16.3)
Other Expenses, Net(a).....................      (3.0)      (8.1)     (21.3)     (1.7)     (5.9)     (4.3)
                                             --------   --------   --------   -------   -------   -------
Earnings (Loss) From Continuing Operations
  Before Income Taxes and Extraordinary
  Loss.....................................     123.5       51.2       12.1       3.4     (20.3)    (40.7)
Income Tax Provision (Benefit).............      50.2       19.0        4.5       1.0      (5.9)     (0.9)
                                             --------   --------   --------   -------   -------   -------
Earnings (Loss) From Continuing Operations,
  Net of Income Taxes......................      73.3       32.2        7.6       2.4     (14.4)    (39.8)
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes(b).......        --       42.8      (22.6)     28.3      91.2      97.3
Extraordinary Loss, Net of Income
  Taxes(c).................................        --         --       (4.4)       --      (2.3)     (2.9)
                                             --------   --------   --------   -------   -------   -------
Net Earnings (Loss)........................      73.3       75.0      (19.4)     30.7      74.5      54.6
Preferred Dividend Requirements............      12.0       12.0        6.0        --        --        --
                                             --------   --------   --------   -------   -------   -------
Net Earnings (Loss) Applicable to Common
  Stock....................................  $   61.3   $   63.0   $  (25.4)  $  30.7   $  74.5   $  54.6
                                             ========   ========   ========   =======   =======   =======
EARNINGS (LOSS) PER SHARE
Continuing Operations:
  Basic....................................  $   1.96   $   0.62   $   0.05   $  0.09   $ (0.55)  $ (1.62)
  Diluted..................................  $   1.75   $   0.62   $   0.05   $  0.09   $ (0.55)  $ (1.62)
Net Earnings:
  Basic....................................  $   1.96   $   1.94   $  (0.86)  $  1.16   $  2.87   $  2.22
  Diluted..................................  $   1.75   $   1.92   $  (0.86)  $  1.14   $  2.81   $  2.18
Weighted Average Common Shares -- Basic
  (millions)...............................      31.2       32.4       29.4      26.4      26.0      24.6
Weighted Average Common Shares and
  Potentially Dilutive Common Shares --
  Diluted (millions)(d)....................      41.8       32.8       29.9      26.9      26.5      25.1

                                                               YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                               2000       1999       1998      1997      1996      1995
                                             --------   --------   --------   -------   -------   -------
                                                    (DOLLARS IN MILLIONS EXCEPT PER UNIT AMOUNTS)
CASH FLOWS FROM (USED IN)
Operating Activities.......................  $   90.4   $  112.7   $  121.8   $  91.0   $ 177.7   $  35.0
Investing Activities.......................     (88.0)     166.3     (718.6)   (151.5)    (94.2)      2.4
Financing Activities.......................    (130.1)    (149.2)     606.6      41.5     (75.9)    (37.8)
                                             --------   --------   --------   -------   -------   -------
  Increase (Decrease) in Cash and Cash
    Equivalents............................  $ (127.7)  $  129.8   $    9.8   $ (19.0)  $   7.6   $  (0.4)
                                             ========   ========   ========   =======   =======   =======
CAPITAL EXPENDITURES(e)
Refining and Marketing.....................  $   87.5   $   72.4   $   38.0   $  43.9   $  11.1   $   9.3
Marine Services............................       3.2        1.5        4.2       9.4       6.9       0.4
Corporate..................................       3.3       10.8        7.8       1.3       0.4       0.8
                                             --------   --------   --------   -------   -------   -------
  Total from Continuing Operations.........      94.0       84.7       50.0      54.6      18.4      10.5
Discontinued Operations....................        --       56.5      135.1      92.9      66.6      53.4
                                             --------   --------   --------   -------   -------   -------
  Total Capital Expenditures...............  $   94.0   $  141.2   $  185.1   $ 147.5   $  85.0   $  63.9
                                             ========   ========   ========   =======   =======   =======
BALANCE SHEET DATA
Current Assets.............................  $  630.2   $  611.6   $  370.2   $ 153.2   $ 196.1   $ 161.7
Property, Plant and Equipment, Net.........  $  781.4   $  731.6   $  691.4   $ 236.0   $ 197.0   $ 182.1
Net Assets of Discontinued Operations......  $     --   $     --   $  212.7   $ 191.6   $ 138.5   $ 143.4
Total Assets...............................  $1,543.6   $1,486.5   $1,406.4   $ 610.4   $ 558.8   $ 508.1
Current Liabilities........................  $  382.4   $  321.6   $  187.8   $  91.7   $ 114.7   $  94.5
Total Debt and Other Obligations(f)........  $  310.6   $  417.6   $  543.9   $ 132.3   $  89.3   $ 164.5
Stockholders' Equity(f)(g).................  $  669.9   $  623.1   $  559.2   $ 333.0   $ 304.1   $ 216.5
Current Ratio..............................     1.6:1      1.9:1      2.0:1     1.7:1     1.7:1     1.7:1
Working Capital............................  $  247.8   $  290.0   $  182.4   $  61.5   $  81.4   $  67.2
Total Debt to Capitalization(f)............       32%        40%        49%       28%       23%       43%
Common Stock Outstanding (million
  shares)(f)(g)............................      30.9       32.4       32.3      26.3      26.4      24.8
Book Value Per Common Share................  $  16.39   $  14.14   $  12.19   $ 12.66   $ 11.51   $  8.74

OTHER FINANCIAL DATA(h)
EBITDA:
  Continuing Operations....................  $  201.7   $  131.7   $   65.9   $  26.6   $   8.1   $ (11.4)
  Discontinued Operations..................        --      110.3       87.0      77.2     166.7     139.2
                                             --------   --------   --------   -------   -------   -------
    Total EBITDA...........................  $  201.7   $  242.0   $  152.9   $ 103.8   $ 174.8   $ 127.8
                                             ========   ========   ========   =======   =======   =======
ROCE.......................................      9.5%       6.4%       6.1%      2.7%    (0.4)%   (10.1)%
Free Cash Flow.............................  $   69.1   $  (18.4)  $    7.2   $ (34.9)  $ (22.5)  $ (39.0)

OPERATING DATA
Refinery Throughput
  (thousands of barrels per day)(i):
  Alaska...................................      48.5       48.7       57.6      50.2      47.5      50.6
  Hawaii...................................      84.4       86.9       48.3        --        --        --
  Washington...............................     116.6       98.1       42.6        --        --        --
                                             --------   --------   --------   -------   -------   -------
    Total Refinery Throughput..............     249.5      233.7      148.5      50.2      47.5      50.6
                                             ========   ========   ========   =======   =======   =======
Refined Products Manufactured
  (thousands of barrels per day)(i):
  Gasoline and gasoline blendstocks........      95.0       92.9       50.9      12.8      12.8      14.3
  Jet fuel.................................      57.6       58.3       40.6      15.4      14.1      14.3
  Diesel fuel..............................      39.2       32.7       18.8       6.2       6.1       6.4
  Heavy oils, residual products and
    other..................................      64.8       59.9       43.2      17.1      16.1      17.0
                                             --------   --------   --------   -------   -------   -------
    Total Refined Products Manufactured....     256.6      243.8      153.5      51.5      49.1      52.0
                                             ========   ========   ========   =======   =======   =======

                                                               YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                               2000       1999       1998      1997      1996      1995
                                             --------   --------   --------   -------   -------   -------
                                                    (DOLLARS IN MILLIONS EXCEPT PER UNIT AMOUNTS)
Refining and Marketing -- Product Sales
  (thousands of barrels per day)(i)(j):
  Gasoline and gasoline blendstocks........     135.0      123.7       58.4      17.4      17.4      24.5
  Middle distillates, including jet and
    diesel fuels...........................     129.9      122.6       70.1      30.6      29.7      38.0
  Heavy oils, residual products and
    other..................................      57.6       56.5       39.3      17.9      15.1      14.8
                                             --------   --------   --------   -------   -------   -------
    Total Product Sales....................     322.5      302.8      167.8      65.9      62.2      77.3
                                             ========   ========   ========   =======   =======   =======
Marine Services -- Fuel Sales
  (millions of gallons)....................     170.0      148.3      180.8     156.4     142.7     112.5
Marine Services -- Service Revenues........  $   13.3   $   11.7   $   11.6   $  11.3   $   8.7   $   0.6

---------------
 (a) Segment operating profit equals operating revenues, gains and losses on asset sales and other income, less applicable segment costs of sales, operating expenses, depreciation and other items. Income taxes, interest expense, corporate general and administrative and other expenses are not included in determining segment operating profit. In 1998, a charge of $19 million for special incentive compensation, of which $7 million related to operating segments, was classified as corporate other expense and not charged to segment operating profit (see Note L of Notes to Consolidated Financial Statements in Item 8).

(b) In December 1999, the Company sold its exploration and production operations and recorded an aftertax gain of $39.1 million, or $1.19 per diluted share from the sale of these operations (see Note E of Notes to Consolidated Financial Statements in Item 8). In 1998, these operations incurred pretax write-downs of oil and gas properties of $68.3 million ($43.2 million aftertax or $1.47 per diluted share) and recognized pretax income from receipt of contingency funds of $21.3 million ($13.4 million aftertax or $0.45 per diluted share). The discontinued operations included $60 million in pretax income ($42 million aftertax or $1.58 per diluted share) from termination of a natural gas contract in 1996 and a $33.5 million pretax gain ($33.5 million aftertax or $1.33 per diluted share) from the sale of certain interests in a natural gas field in 1995.

 (c) Extraordinary losses on debt extinguishments, net of income tax benefits, were $4.4 million ($0.15 per basic and diluted share), $2.3 million ($0.09 per basic and diluted share) and $2.9 million ($0.12 per basic share and $0.11 per diluted share) in 1998, 1996 and 1995, respectively.

(d) The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock for 1999 and 1998 produced anti-dilutive results and therefore was not included in the diluted calculations.

 (e) Capital expenditures exclude amounts to fund acquisitions in the Refining and Marketing segment in 1998 and the Marine Services segment in 1996.

 (f) In conjunction with acquisitions in 1998, the Company refinanced its existing indebtedness and issued senior subordinated notes and additional equity securities, including Common Stock and 7.25% Mandatorily Convertible Preferred Stock which is included in stockholders' equity (see Note F of Notes to Consolidated Financial Statements in Item 8).

(g) The Company has not paid dividends on its Common Stock since 1986.

(h) EBITDA, ROCE (return on capital employed) and Free Cash Flow are measures used by the Company for internal analysis and in presentations to analysts, investors and lenders. The calculations of these measures are not based on accounting principles generally accepted in the United States ("U.S. GAAP") and should not be considered as alternatives to net earnings or cash flows from operating activities (which are determined in accordance with U.S.
    GAAP), as indicators of operating performance or as measures of liquidity. EBITDA represents earnings before extraordinary items, interest and financing costs, income taxes and depreciation and amortization (including oil and gas property write-downs in 1998). ROCE is computed by dividing aftertax earnings before interest and special charges by average capital employed. Average capital employed includes current assets and net fixed assets, less cash, accounts payable and accrued liabilities. Special charges included special incentive compensation of $12.0 million aftertax in 1998 and employee termination, restructuring and other costs of $4.6 million aftertax and $5.0 million aftertax in 1996 and 1995, respectively. Free Cash Flow is defined as EBITDA from continuing operations before special charges, less capital expenditures, payments of interest, income taxes and Preferred Stock dividends, and the difference between turnaround expenditures and related amortization. These measures may not be comparable to similarly titled measures used by other entities.

 (i) Volumes for 1998 include amounts from the Hawaii operations (acquired in May 1998) and the Washington refinery (acquired in August 1998) since their dates of acquisition, averaged over the full year.

 (j) Sources of total product sales include products manufactured at the refineries, products from inventory balances and products purchased from third parties for resale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 37 AND "RISK FACTORS AND INVESTMENT CONSIDERATIONS" ON PAGE 15 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

     THE COMPANY HAS ENDEAVORED TO PROVIDE A MORE THOROUGH DISCUSSION OF MANAGEMENT'S EXPECTATIONS AND GOALS FOR THE COMPANY IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS, AND THE COMPANY ANTICIPATES THAT IT WILL CONTINUE TO DO THE SAME IN MANAGEMENT'S DISCUSSION AND ANALYSIS IN THE FUTURE. HOWEVER, EXPECTATIONS AND GOALS MAY CHANGE DURING INTERIM PERIODS OF TIME. THE COMPANY DOES NOT INTEND TO, AND A READER HEREOF SHOULD NOT EXPECT THAT THE COMPANY WILL, UPDATE THE INFORMATION CONTAINED HEREIN DURING ANY SUCH INTERIM PERIOD.

STRATEGY

     Management's corporate goal is to create shareholder value through improved financial performance and acquisitions. Its strategic objectives are to (i) maximize the Company's earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing existing assets and (ii) increase the Company's competitiveness by expansion in overall size and market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is also focused on improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening its marketing activities and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through market diversification and related acquisitions.

     At the end of 1999, management set a goal to triple its 1999 earnings per share of $0.62 to $1.86 by 2002. A number of factors, including the Company's efforts to control costs and market products into higher-value channels of trade, enabled the Company to nearly achieve this three-year goal in the first year, reporting a diluted earnings per share of $1.75 in 2000. Management has now raised its earnings-per-share goal for 2002 to a minimum of $3.00, based on the objective to acquire strategic assets that will be accretive to earnings and the expected benefits from profit improvement programs. In addition, management expects to achieve, over time, a 12% aftertax return on capital employed. During 2000, the Company earned a 9.5% aftertax return on capital employed, as compared to 6.4% in 1999.

     To improve profitability from the Company's existing asset base, management has implemented profit improvement programs focused on manufacturing enhancements, marketing improvements and growth, and cost reductions. The Company also continues to upgrade and develop its integrated, enterprise-wide information system. Management believes that, based on the current business environment, these profit improvement programs, which are further discussed below, will improve profitability and reduce volatility of earnings.

PROFIT IMPROVEMENT PROGRAMS

MANUFACTURING

     The Company's manufacturing strategy includes improving refinery reliability and safety, improving refining processes, and controlling manufacturing costs. Part of this strategy was achieved in 2000 when a new $13 million distillate treater, which was placed in service at the Washington refinery in December 1999, performed ahead of expectations and contributed an estimated $12 million in operating profit in 2000. The Company also commenced a heavy oil conversion project at its Washington refinery in 2000, which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The Company expects to spend approximately $100 million (including capitalized interest) for this project, of which $23 million was spent in 2000. The heavy oil conversion project is expected to be completed in late 2001. Based on forecasts determined using historical price differentials between light and heavy crude oils and between light and heavy refined products at the time the heavy oil conversion project was approved in July 2000, management believed that the project would increase annual operating profit by $30 million to $40 million in 2002. However, based upon price differentials between light and heavy crude oils and between light and heavy refined products for the twelve months ended February 28, 2001, management estimates that the heavy oil conversion project would have increased annual operating profit by $50 million, if it had been in operation during that period. The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among other things, refinery throughput; market values of light and heavy refined products; availability of economic heavy feedstocks; price differentials between light and heavy crude oils; and operating costs, including fuel and utility costs.

     Other manufacturing initiatives focus on controlling fuel and utility costs, consolidating purchasing, increasing asphalt production capabilities, upgrading process control systems, increasing jet fuel production and implementing various other cost-savings projects. Due to the recent high volatility in fuel and utility prices, management is reevaluating its goal of reducing total direct manufacturing costs by $0.10 per barrel in 2001. However, management is developing alternatives for controlling ongoing fuel and utility costs, which include projects to self-generate power for the Washington refinery.

     The manufacturing goals for 2001, which include the impact of the completion of the heavy oil conversion project during late 2001 and other manufacturing initiatives mentioned above, are expected to achieve $4 million to $6 million in profit improvement in 2001.

MARKETING

     In marketing, the Company's objectives include moving products into higher-value market channels and developing markets for ratable offtake to reduce seasonal volatility. The Company's strategies to accomplish these objectives include: increasing product rack sales and reducing lower-value bulk sales of refined products, maximizing in-state sales in Alaska and Hawaii, developing high-volume, low-cost operations for branded retail gasoline sales (both Company and jobber/dealer-operated), marketing jet fuel in additional West Coast markets, increasing the production and sales of asphalt, directly marketing to marine and industrial fuel customers, and increasing term sales of bunker fuels to tankers and cruise ships.

     As part of its retail marketing initiatives, the Company has an agreement with Wal-Mart Stores, Inc. ("Wal-Mart") to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. In 2000, the Company introduced the "Mirastar" brand which is used exclusively in its program with Wal-Mart. As of February 28, 2001, the Company had 28 Mirastar stations in operation, 7 Mirastar stations under construction and 48 sites in various stages of development or evaluation. Management expects to have 80 to 90 Mirastar stations operating by the end of 2001 and expects to construct an additional 80 to 90 stations in each of 2002 and 2003. Management has targeted a 15% return on investment for this program, assuming average monthly volumes of 200,000 gallons per station by the end of the first year of operation and an average construction cost for a standard Mirastar station with four fuel dispensers of approximately $525,000. The average investment in Mirastar sites may increase in the future as stations with five to eight dispensers are constructed.

     In addition, the Company is adding branded stations operated by jobber/dealers to its retail network. At the end of 2000, the Company had 75 branded jobber/dealer locations in the western U.S., excluding Alaska and Hawaii, a net addition of 21 for the year. The typical arrangement for a jobber/dealer-operated site includes a five-year supply arrangement and is targeted to cost the Company between $50,000 and $250,000 per site. Average volumes per jobber/dealer site are targeted at 150,000 gallons per month.

     The Company's retail capital spending program (for Mirastar sites, Company-owned and operated sites and expansion of its branded jobber/dealer program) totaled $31 million for the year 2000 and is planned to total $59 million in 2001. At the end of 2000, the Company supplied 276 branded sites, including 83 Company-owned and operated sites. Management has targeted an increase to a range of 368 to 378 sites by year-end 2001, primarily through the growth in the Mirastar and branded jobber/dealer programs. Volumes sold under the Company's branded retail marketing programs averaged 13,000 bpd in 2000, as compared to approximately 12,000 bpd in 1999, with a management goal of 28,000 bpd in 2001.

     Other product marketing programs are focused on increasing margins by moving certain volumes into higher-value channels of trade. The Company has entered into two unbranded retail agreements in the Pacific Northwest. Including these sales, the Company has increased its total rack sales of unbranded gasoline from about 15,000 bpd in 1999 to 22,000 bpd during 2000. Management's goal for 2001 is to increase unbranded rack gasoline sales to 33,000 bpd. Diesel rack sales have increased from about 21,000 bpd in 1999 to 24,000 bpd during 2000, and management's goal for 2001 is to increase to 27,000 bpd. Management expects an average future margin uplift in value for unbranded gasoline and diesel of 75 basis points ($0.0075 per gallon) as compared to bulk sales values. The Company has experienced from time to time margin uplifts of greater than 100 basis points ($0.01 per gallon) in the price of unbranded gasoline.

     Management's goals for the Company's gasoline and commercial fuels marketing programs described above, which assume lower rack margins and increased competition on jet fuel sales, are expected to add $4 million to $7 million to operating profit in 2001 as compared to 2000.

OTHER

     In 2000, the Company identified an opportunity to alter its gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the refinery's finished gasoline pool. The flexibility to sell these products added an estimated $10 million to operating profit in 2000, as compared to the values received from sales of conventional gasoline. Assuming market conditions for CARB gasoline blendstocks remain strong, management's goal is to add $5 million to $6 million to operating profit in 2001, when compared with 2000.

     The Company's profit improvement programs also include reductions in domestic shipping costs. The Company released two high-cost U.S. flag vessels upon expiration of their charters in 2000. The Company replaced these vessels by chartering two U.S. flag double-hull vessels. The first vessel was received in July 2000 and the second replacement vessel, chartered in March 2001, is expected in mid-2001. When compared to the rates on the replaced vessels, management believes that the new charters will result in aggregate savings on an annual basis of $9 million, or approximately $5 million in 2001 compared to 2000 due to the mid-year timing of the replacements. Management also believes that the charters will help ensure availability of economic cargo transportation, as compared to spot charters.

BUSINESS ENVIRONMENT

     The Company operates in an environment where its results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the price of refined products can result in changes in margins from the Refining and Marketing operations, as prices received for refined products may not keep pace with changes in feedstock costs. As part of its marketing program, the Company also purchases refined products for sale to customers. Changes in price levels of crude oil and refined products can result in changes in margins on such activities. Energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. The Company uses the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in its Refining and Marketing segment. This method results in inventory carrying amounts that are less likely to represent current values and costs of sales that more closely represent current costs.

     The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At December 31, 2000 and 1999, the Company's inventories of refinery feedstocks and refined products totaled 11.9 million barrels and 8.6 million barrels, respectively. The average cost of the 3.3 million barrel increase in inventories was $29.82 per barrel. Any sales that result in a reduction in inventories during 2001 would have a per barrel cost of sales equal to the sum of $29.82 plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The Company continues to monitor its inventory positions. The average cost of the Company's

Refining and Marketing inventories of refinery feedstocks and refined products as of December 31, 2000 was $20.79 per barrel. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

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

     For further information on commodity price and interest rate risks, see Quantitative and Qualitative Disclosures About Market Risk in Item 7A herein.

RESULTS OF OPERATIONS

SUMMARY

     Tesoro's net earnings for 2000 were $73.3 million ($1.96 per basic share or $1.75 per diluted share). On a comparable basis, the Company's earnings from continuing operations were $32.2 million ($0.62 per basic and diluted share) in 1999 and $7.6 million ($0.05 per basic and diluted share) in 1998. The earnings improvement during 2000 reflected a record level of operating profit from the Refining and Marketing segment resulting from higher refined product margins and increased throughput levels, partly offset by higher operating expenses. The Marine Services segment's operating profit also reached a record level, reflecting a recovery in sales volumes from depressed 1999 levels, as well as effective cost management.

     The improvement in 1999 earnings from continuing operations, as compared to 1998, was also due to higher operating profit from the Company's Refining and Marketing segment. Increased throughput and sales volumes from operations acquired in mid-1998, refinery efficiency and reliability, and profits from purchasing and selling products manufactured by others contributed to the Refining and Marketing results. Partially offsetting these improvements were increased general and administrative expenses and interest and financing costs during 1999 as compared to 1998.

     The Company's 1999 net earnings of $75.0 million ($1.94 per basic share or $1.92 per diluted share) and net loss of $19.4 million ($0.86 per basic and diluted share) in 1998 included results from the Company's former exploration and production operations. These discontinued operations contributed $42.8 million to net earnings ($1.32 per basic share or $1.30 per diluted share) in 1999, including an aftertax gain of $39.1 million from the sale of these operations. In 1998, discontinued operations incurred a net loss of $22.6 million ($0.76 per basic and diluted share), which included $43.2 million in aftertax write-downs of oil and gas properties and $13.4 million in aftertax income from receipt of contingency funds related to these operations. In addition, the Company incurred an aftertax extraordinary loss of $4.4 million in 1998 for early extinguishment of debt.

     A discussion and analysis of the factors contributing to results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to provide shareholders and other investors with a reasonable basis for assessing the Company's operations, but should not serve as the only criteria for predicting the future performance of the Company. Certain amounts previously reported have been reclassified to reflect the transfer of the Company's West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment.

REFINING AND MARKETING

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   (DOLLARS IN MILLIONS
                                                                EXCEPT PER BARREL AMOUNTS)
REVENUES
  Refined products..........................................  $4,536.0   $2,808.6   $1,198.2
  Other revenues, primarily crude oil resales and
     merchandise............................................     381.6       80.5       69.8
                                                              --------   --------   --------
       Total Revenues.......................................  $4,917.6   $2,889.1   $1,268.0
                                                              ========   ========   ========
SEGMENT OPERATING PROFIT
  Gross margins:
     Refinery(a)............................................  $  625.2   $  500.6   $  308.3
     Purchased product and crude oil resales................      14.4       38.5        3.8
     Merchandise and other..................................      27.2       23.2       17.8
                                                              --------   --------   --------
       Total gross margins..................................     666.8      562.3      329.9
  Operating expenses and other(b)...........................     437.3      399.3      235.1
  Depreciation and amortization(c)..........................      40.4       37.9       25.1
                                                              --------   --------   --------
       Segment Operating Profit.............................  $  189.1   $  125.1   $   69.7
                                                              ========   ========   ========
CAPITAL EXPENDITURES........................................  $   87.5   $   72.4   $   38.0
                                                              ========   ========   ========
TOTAL REFINERY SYSTEM THROUGHPUT (thousand bpd)(d)..........     249.5      233.7      148.5
% HEAVY CRUDE OIL OF TOTAL REFINERY SYSTEM THROUGHPUT.......      42.5%      34.9%      42.8%
TOTAL REFINERY SYSTEM PRODUCT SPREAD ($/barrel)(e)..........  $   6.99   $   5.79   $   5.67
PRODUCT SALES (thousand bpd)(d)(f)
  Gasoline and gasoline blendstocks.........................     135.0      123.7       58.4
  Jet fuel..................................................      76.3       75.5       45.9
  Diesel fuel...............................................      53.6       47.1       24.2
  Heavy oils, residual products and other...................      57.6       56.5       39.3
                                                              --------   --------   --------
       Total Product Sales..................................     322.5      302.8      167.8
                                                              ========   ========   ========
PRODUCT SALES PRICES ($/barrel)
  Gasoline and gasoline blendstocks.........................  $  41.95   $  29.62   $  24.22
  Middle distillates (jet fuel and diesel fuel).............  $  39.97   $  25.18   $  19.79
  Heavy oils, residual products and other...................  $  26.88   $  16.80   $  12.12
PRODUCT SALES MARGIN ($/barrel)(e)
  Average sales price.......................................  $  38.43   $  25.41   $  19.56
  Average costs of sales....................................     33.03      20.59      14.49
                                                              --------   --------   --------
       Gross Margin.........................................  $   5.40   $   4.82   $   5.07
                                                              ========   ========   ========

---------------
(a) Approximates refinery system throughput times the refinery system product spread, adjusted for changes in refined product inventory. Refined product inventory increased, primarily in the fourth quarter, to approximately 7 million barrels at December 31, 2000 from 6 million barrels at December 31, 1999.

(b) Includes manufacturing costs per throughput barrel of $2.85, $2.98 and $2.73 for 2000, 1999 and 1998, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $20.1 million, $14.2 million and $11.3 million in 2000, 1999 and 1998, respectively.

(c) Includes manufacturing depreciation per throughput barrel of approximately $0.26, $0.32 and $0.27 for 2000, 1999 and 1998, respectively.

(d) Volumes for 1998 include amounts from the Hawaii operations (acquired in May
    1998) and the Washington refinery (acquired in August 1998) since their dates of acquisition, averaged over the full year.

(e) Beginning in the fourth quarter of 1999, the Company identified industry-posted price information to calculate an indicator margin. This indicator margin is an analytical tool which may provide an indication of the direction and magnitude of changes in market conditions that may be representative of market changes which impact Tesoro's refinery system. It reflects a component of, but is not a predictor of, Tesoro's actual refinery spread. Other factors including, but not limited to, throughput volumes and mix, yield percentages and inventory changes, determine actual refinery spread. The indicator margin utilizes industry-posted prices, such as Pacific Northwest gasoline and diesel fuel prices; Los Angeles jet fuel prices; Seattle industrial fuel oil prices; Alaska North Slope crude oil prices; and West Texas intermediate crude oil prices. The indicator margin is posted weekly on the Company's website at www.tesoropetroleum.com/investor/indicator_margin.html.

(f) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products and the effects of inventory changes.

     2000 Compared to 1999. Segment operating profit for the Refining and Marketing segment increased 51% during 2000 to $189.1 million. This improvement was driven by a combination of stronger refined product margins and record-high refinery throughput. Industry product supply concerns and tight product inventories contributed to strong West Coast margins. The Company was able to capitalize on these conditions by operating its refineries at historically high rates. The record level of refinery throughput reflected high levels of operational reliability without compromising the Company's safety program. The improvement in refinery margins was partially offset by higher operating expenses and lower margins from purchased product resales as discussed below.

     Revenues from sales of refined products in the Refining and Marketing segment increased 62% in 2000, primarily due to higher product prices and increases in sales volumes. The Company's average product sales prices increased 51% to $38.43 per barrel in 2000 from $25.41 per barrel in 1999. Total product sales increased to an average of 322,500 bpd during 2000 from 302,800 bpd in 1999. Other revenues increased during 2000 primarily due to crude oil resales of $332.4 million in 2000 compared to $16.6 million in 1999. This increase in crude oil resales resulted from a term agreement with one of the Company's crude oil suppliers. The increase in cost of sales reflected higher costs of refinery feedstocks and purchased products due to higher prices as well as higher volumes.

     The Company's refinery gross margins improved to $625.2 million in 2000 from $500.6 million in 1999, reflecting a 21% increase in refinery system product spread to $6.99 per barrel and a 7% increase in refinery throughput to 249,500 bpd. The improvement in refinery margins was partly due to the higher throughput levels combined with strong market conditions. In addition, during 2000, the Company's refinery margins benefitted from the Company's initiatives and focus on profit improvement programs. In manufacturing, a flexible feedstock supply enabled the Company to process a higher percentage of lower-cost heavy crude oil, which represented 42.5% of refinery throughput in 2000 compared with 34.9% in 1999. This percentage increase in heavy crude oil partly offset the impact of higher prices for refinery feedstocks, while minimally affecting the Company's yield of light, higher-value products, which declined less than 2%. The investment in the distillate treater, which was placed in service at the Washington refinery in December 1999, was a contributing factor in maintaining those yields. The Company estimates that this investment added approximately $12 million of incremental segment operating profit in 2000. In marketing, the Company altered its gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the finished gasoline pool. The flexibility to sell these products added an estimated $10 million to segment operating profit in 2000, as compared to the values received from sales of conventional gasoline.

     Margins on purchased product and crude oil resales declined by $24.1 million during 2000. Market conditions in 2000 offered fewer opportunities for product resales compared to market conditions in 1999, which were affected by product supply disruptions. The $4.0 million increase in merchandise and other margins reflected increased sales volumes and the continued expansion of retail sites in 2000.

     Operating expenses and other, excluding depreciation, increased by 10% to $437.3 million in 2000 from $399.3 million in 1999. This increase was primarily attributable to the impact of higher refinery throughput and increased costs for refinery utilities and fuel. In addition, expenses increased for state and local taxes because of higher product values, employee costs related to expansion of the retail marketing team and maintenance turnaround costs. Savings associated with the Company's cost reduction program partly offset these higher expenses.

     Electricity rates at the Washington refinery increased from an average of $35 per megawatt hour in 1999 to an average of $104 per megawatt hour in 2000 (including an average of $205 per megawatt hour in the fourth quarter of 2000), resulting in an aggregate increase in electricity costs from $6 million in 1999 to $18 million in 2000. Management expects that utility costs will continue at high levels and is developing alternatives for controlling ongoing utility costs, which include projects to self-generate power for the Washington refinery.

     Operating expenses included non-cash amortization of refinery turnaround costs of $20.1 million and $14.2 million in 2000 and 1999, respectively. The increase in 2000 was due, in part, to the accelerated turnaround of certain refinery units. The Hawaii crude unit turnaround was moved from 2001 and combined with the September 2000 hydrocracker turnaround to avoid a temporary reduction in throughput in 2001. The turnaround at the Washington refinery, originally planned for 2002, was changed to coincide with the expected completion of the heavy oil conversion project in late 2001.

     1999 Compared to 1998. Segment operating profit for the Company's Refining and Marketing operations was $125.1 million in 1999, an increase of $55.4 million from segment operating profit of $69.7 million in 1998. Contributing to the increase was a full year of results from the Washington refinery and related marketing operations in 1999, compared to five months in 1998. Similarly, the Hawaii refinery and operations contributed to operating profit for the full year in 1999; however, the 1999 results were lower than in the seven months included in 1998 due to rising crude oil costs and lower product margins.

     Segment operating profit increased significantly during the 1999 second quarter and first half of the 1999 third quarter due primarily to stronger than normal market conditions on the West Coast. Refining margins during this period were strong in the western U.S. due to seasonal demand, product supply disruptions caused by operating problems at other refineries, and a rupture of the major refined products pipeline which serves the Pacific Northwest region. However, in the fourth quarter of 1999, margins were adversely impacted as industry refining capacity on the West Coast came back on-line, refined product imports into the West Coast continued, and crude costs escalated rapidly. The Company's refinery system product spread, which averaged approximately $8.07 per barrel in the month of July 1999 and $7.16 per barrel in the month of August 1999, dropped precipitously during the 1999 fourth quarter to approximately $4.30 per barrel in the month of December 1999. In addition, during the 1999 fourth quarter, lower refinery throughputs, caused primarily by the scheduled turnaround of the Washington refinery's crude distillation and catalytic reformer units for 25 days in October, reduced overall system throughput to an average of 208,100 bpd.

     Revenues from sales of refined products in the Refining and Marketing segment increased in 1999, primarily due to the higher sales volumes from the Hawaii and Washington refineries, acquired in mid-1998, higher product prices and increased sales volumes of purchased product. The increase in other revenues during 1999 included higher retail merchandise sales, primarily from the Hawaii acquisition, and $4.5 million in revenues from the sub-charter of vessels to third parties, partially offset by lower crude oil resales. The increase in costs of sales reflected higher volumes associated with the 1998 acquisitions, increased prices for feedstocks and products, and higher purchased product volumes. During 1999, the Company reduced inventory levels by approximately 2.5 million barrels from the prior year-end level, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in previous years. This LIFO liquidation resulted in a decrease in costs of sales of $8.4 million in 1999.

     During 1999, the Refining and Marketing segment benefitted from the Company's focus on manufacturing efficiency and reliability, as well as distribution costs and marketing flexibility. The Company maintained a flexible supply of crude oils and other feedstocks and operated the refineries at economic rates, which all contributed to the improvement in operating profit. Overall refinery gross margin increased to $500.6 million in 1999 due to the higher throughput volumes and an increase in average refinery system product spread to $5.79 per barrel in 1999 compared to $5.67 per barrel in 1998.

     Margins from purchased product and crude oil resales increased to $38.5 million in 1999 from $3.8 million in 1998, due primarily to opportunities on the U.S. West Coast. Operating expenses and depreciation and amortization increased in 1999 primarily due to the acquisitions of the Hawaii and Washington refineries in 1998.

MARINE SERVICES

                                                               2000     1999     1998
                                                               ----     ----     ----
                                                               (DOLLARS IN MILLIONS)
Revenues:
  Fuels.....................................................  $156.9   $ 86.5   $ 91.1
  Lubricants and other......................................    15.0     13.0     15.9
  Services..................................................    13.3     11.7     11.6
  Other income..............................................     1.6        -        -
                                                              ------   ------   ------
     Total Revenues.........................................   186.8    111.2    118.6
Costs of Sales..............................................   143.6     74.8     79.0
                                                              ------   ------   ------
  Gross Profit..............................................    43.2     36.4     39.6
Operating Expenses and Other................................    30.1     27.9     28.6
Depreciation and Amortization...............................     2.7      2.6      2.4
                                                              ------   ------   ------
  Segment Operating Profit..................................  $ 10.4   $  5.9   $  8.6
                                                              ======   ======   ======
Sales Volumes (millions of gallons):
  Fuels, primarily diesel...................................   170.0    148.3    180.8
  Lubricants................................................     2.1      2.0      2.3
Capital Expenditures........................................  $  3.2   $  1.5   $  4.2

     2000 Compared to 1999. Segment operating profit for Marine Services improved 76% to a record $10.4 million in 2000 from $5.9 million in 1999, primarily due to higher fuel sales volumes and service revenues. The Marine Services business, which is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico, was positively impacted in 2000 by the recovery in drilling activity during the latter half of 1999. The higher fuel sales volumes and service revenues reflected increased customer exploration and development activities in the U.S. Gulf of Mexico, compared with 1999. The average number of drilling rigs served by Tesoro's terminals increased from 22 rigs in 1999 to 29 rigs in 2000. Operating revenues increased 67% to $185.2 million in 2000 from $111.2 million in 1999, reflecting higher fuel volumes and prices, and service revenues. The increase in cost of sales also reflected the higher fuel sales volumes and prices. In 2000, the Company realized other income of $1.2 million from settlement of a service contract and $0.4 million from the sale of excess real estate. Operating expenses in 2000, as compared to 1999, increased due mainly to the higher sales activities.

     1999 Compared with 1998. Segment operating profit decreased $2.7 million to $5.9 million during 1999. The lower operating profit for 1999 was primarily due to the 18% decrease in fuel sales volumes to 148.3 million gallons in 1999. The segment's operations were negatively impacted by the low level of drilling activity in the U.S. Gulf of Mexico during the first half of 1999. However, the business climate improved during the latter half of 1999 with the number of drilling rigs served by Tesoro's terminals increasing to a high of 35 as compared to eight in March 1999. The recovery by the Company in the last half of 1999 was due in part to the increased drilling activity and better cost management.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $40.3 million in 2000, compared with $34.1 million in 1999 and $19.7 million in 1998. The $6.2 million increase in 2000 was primarily due to higher employee costs associated with business development and growth. The $14.4 million increase in 1999 was primarily due to costs related to the implementation of an integrated enterprise-wide information system and higher employee costs.

INTEREST AND FINANCING COSTS

     Interest and financing costs were $32.7 million in 2000, compared with $37.6 million in 1999 and $25.2 million in 1998. The $4.9 million decrease in 2000 primarily reflected lower borrowings. Proceeds from the sales of the Company's exploration and production operations were used to repay debt in December 1999 and in March 2000 (see Note F of Notes to Consolidated Financial Statements in Item 8). The benefits from these debt repayments were partly offset by higher interest rates on variable-rate debt and additional borrowings to finance an increase in working capital. The increases in inventories and receivables, which arose from higher crude oil and product inventory volumes, petroleum prices and sales activities, were financed by borrowings and trade payables. Interest and financing costs increased in 1999, as compared to 1998, primarily due to a full year's interest on the 9% Senior Subordinated Notes which were issued to finance the Hawaii and Washington refinery acquisitions in 1998.

     Corporate interest expense allocated to discontinued operations was based on net assets and amounted to $10.6 million and $7.8 million in 1999 and 1998, respectively (see Note E of Notes to Consolidated Financial Statements in Item
8). Interest and financing costs reported in the Company's Statements of Consolidated Operations are after the allocation to discontinued operations.

INTEREST INCOME

     Interest income totaled $2.8 million in 2000, compared with $1.2 million in 1999 and $2.0 million in 1998. The $1.6 million increase in 2000 primarily reflected the temporary investment of a portion of the proceeds from the December 1999 sales of exploration and production operations. A substantial portion of those proceeds was used to repay debt in March 2000, as discussed above.

OTHER EXPENSES

     Other expenses totaled $5.8 million in 2000, compared with $9.3 million in 1999 and $23.3 million in 1998. The $3.5 million decrease in 2000 primarily reflected a $3 million provision for settlement of claims by the State of Hawaii in 1999. The $14 million decrease in 1999 was primarily due to the $19 million charge recorded in 1998 for special incentive compensation resulting from the Company's Common Stock market price achieving a specific performance target (see Note L of Notes to Consolidated Financial Statements in Item 8).

INCOME TAX PROVISION

     Income taxes on continuing operations increased to $50.2 million in 2000, from $19.0 million in 1999 and $4.5 million in 1998, primarily due to the higher pretax earnings from continuing operations. The Company's combined federal and state effective income tax rate increased to 40% in 2000 from 37% in both 1999 and 1998. The effective state tax rate increased from 1% in 1998 to 3% in 1999 and 2000 due to a larger apportionment of taxable income to states with higher income tax rates. The 1999 tax rate benefited from amendments to prior year returns. See Note G of Notes to Consolidated Financial Statements in Item 8 for further information on income taxes and Note E for income taxes related to discontinued operations.

DISCONTINUED OPERATIONS

     Earnings from discontinued operations in 1999 of $42.8 million (net of income tax expense of $29.6 million), or $1.30 per diluted share, included $3.7 million of aftertax operating results and a $39.1 million aftertax gain on the sale of these operations. In 1998, discontinued operations had a net loss of $22.6 million, or $0.76 per diluted share, which included aftertax write-downs of oil and gas properties of $43.2 million and aftertax income of $13.4 million for the receipt of contingency funds from an operator. See Note E of Notes to Consolidated Financial Statements in Item 8 for further information related to discontinued operations.

OUTLOOK AND OTHER FACTORS

     Management believes that industry margins for 2001 will be better than the five-year historical average, but lower than 2000 levels, due to, among other things: (i) increased demand for distillate products together with an anticipated reduction in jet fuel imports to the West Coast caused by improved economic conditions in the Far East and higher foreign shipping rates and (ii) increased gasoline demand in the Pacific Northwest due to continued economic strength in that region which could be offset by an increased supply of conventional gasoline from California to Pacific Northwest markets due to more stringent fuel specifications in California. Management expects that industry maintenance and turnaround activity will continue to keep industry inventory levels low, and with good demand, that the Company's margin environment should be better than the five-year historical average. However, many other factors contribute to the strength of industry margins, including, among others, cost and availability of crude oil, the general demand for refined products, changes in product specifications, changes in refining capacity in the Company's operational regions and other conditions. In addition, industry margins may be impacted by high-volume retail expansions and strong competition in the industry due to mergers and acquisitions.

     Assuming that industry margins continue to remain stronger than historical averages and product demand remains healthy, management expects the Company's refinery throughput to be at the higher end of the 240,000 bpd to 250,000 bpd range for the first quarter of 2001 and to average between 250,000 bpd to 260,000 bpd for the year 2001. Based on the Company's business plan, prior to completion of the heavy oil conversion project, feedstocks for the system-wide refineries are expected to consist of approximately 49% heavy crude oils, 46% light crude oils and 5% other feedstocks with a system-wide yield, expressed as percentages of throughput barrels, of 35% gasoline, 25% jet fuel, 17% diesel fuel and 26% residual fuel oil and other products. After completion of the heavy oil conversion project expected in late 2001, the business plan projects that feedstocks for the system-wide refineries should consist of approximately 58% heavy crude oils, 40% light crude oils and 2% other feedstocks with a system-wide yield, expressed as percentages of throughput barrels, of 37% gasoline, 25% jet fuel, 16% diesel fuel and 24% residual fuel oil and other products. The Company's actual throughput and refinery yields for the year 2001 may differ from the projections discussed above due to market conditions, the availability and costs of crude oil, the demand for refined products and other factors.

     Management estimates that its Refining and Marketing operating expenses will be in the range of $115 million to $120 million per quarter in 2001, depending on the level of throughput, while general and administrative expenses will average approximately $10 million per quarter and other expense will average approximately $1.25 million per quarter. Expenses in 2001 will continue to reflect high electricity and fuel costs at the Washington refinery and higher employee costs associated with expanded retail operations. Total depreciation is expected to be about $45 million on an annual basis for 2001. Management expects that interest and financing costs will average approximately $7.5 million per quarter, when considering the Company's capital budget of $195 million, offset by interest capitalized on certain major projects. The effective combined rates for Federal and state income taxes are expected to approximate 40% in 2001.

     For the first quarter of 2001, management expects the Company's earnings to be in the range of $0.35 to $0.50 per diluted share, based primarily on quarter-to-date results. Refining margins and total refinery throughput for the first two months of 2001 increased compared to the same period in 2000. The Company's margins have benefited from processing a greater percent of favorably priced heavy crude oils. In addition, strong product prices, particularly gasoline prices, which increased over the quarter, and seasonally strong diesel prices supported margins. Through the end of February 2001, the Company processed approximately 60% heavy crude, compared to approximately 45% in the first quarter of 2000.

     For the year 2001, management projects that the Company's earnings per share will be in the range of $1.60 to $2.00 per share, based on year 2000 results, planned operations, expected market fundamentals and estimated operating costs. The Company has developed programs to improve its profitability and reduce volatility of earnings, as discussed above in "Profit Improvement Programs." However, future profitability of the Company will continue to be influenced by market conditions and other factors that are beyond the control of the Company.

     See "Forward-Looking Statements" on page 37, "Risk Factors and Investment Considerations" on page 15 and "Business Environment" on page 24 for further information related to these factors.

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

CAPITALIZATION

     The Company's capital structure at December 31, 2000 was comprised of the following (in millions):

Debt and other obligations outstanding, including current
  maturities:
  9% Senior Subordinated Notes, due 2008....................  $297
  Other senior debt and obligations.........................    14
                                                              ----
          Total debt and other obligations..................   311
Mandatorily Convertible Preferred Stock.....................   165
Common stockholders' equity.................................   505
                                                              ----
          Total Capitalization..............................  $981
                                                              ====

     During 2000, the Company spent $94 million on capital projects, repaid $106 million of debt and financed working capital requirements, primarily using internally-generated cash flows and existing cash balances from the prior year sale of its exploration and production operations. As a result, the Company's total debt-to-capitalization ratio was lowered to 32% at December 31, 2000, from 40% at year-end 1999.

     The Credit Facility, Senior Subordinated Notes and Preferred Stock impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to provide for anticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities. For further information on the Company's capital structure, see Note F of Notes to Consolidated Financial Statements in Item 8.

CREDIT ARRANGEMENTS

     In 2000, the Company and a group of banks entered into a new $250 million unsecured revolving credit facility, consisting of a $150 million, 3-year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval. The Credit Facility replaced the Company's previous credit facility, which provided for $175 million in total commitments and was secured by substantially all of the assets of the Company and its subsidiaries.

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

     At December 31, 2000, the Company had no revolving borrowings outstanding and $3.8 million in letters of credit outstanding, resulting in unused credit availability of $246.2 million. Based on current needs, the $250 million capacity under the Credit Facility, together with internally-generated cash flows and existing cash, is expected to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes.

DEBT SERVICE AND PREFERRED DIVIDENDS

     At December 31, 2000, the Company's debt consisted primarily of 9% Senior Subordinated Notes due 2008, Series B ("Senior Subordinated Notes"). The Senior Subordinated Notes, which were issued in 1998 at an aggregate principal amount of $300 million, have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. These covenants and restrictions are less restrictive than those under the Credit Facility.

     The Company has 10,350,000 Premium Income Equity Securities ("PIES") outstanding, which represent fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock ("Preferred Stock"). Holders of PIES are entitled to receive a cash dividend until the PIES are converted to Common Stock. The scheduled dividends on the PIES total $3 million per quarter, with the last scheduled quarterly payment due on July 1, 2001. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock at the time of conversion. The maximum conversion rate on July 1, 2001 would require each PIES to convert into one share of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events.

     For further information concerning debt maturities and conversion of PIES, see Note F of Notes to Consolidated Financial Statements in Item 8.

COMMON STOCK SHARE REPURCHASE PROGRAM

     In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flows. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During 2000, the Company repurchased 1,627,400 shares of Common Stock for approximately $15.5 million, or an average cost per share of $9.54.

CAPITAL SPENDING

     During 2000, the Company's capital expenditures totaled $94 million, which were funded from existing cash and cash flows from operations. Capital expenditures during this period included initial costs related to certain manufacturing improvements and marketing programs. In manufacturing, the Company is constructing a heavy oil conversion project at its Washington refinery. Management believes that this project, which has an estimated total cost of approximately $100 million (including capitalized interest), will be completed in late 2001. Capital expenditures for this project were approximately $23 million in 2000. As related to its marketing program, the Company has an agreement with Wal-Mart to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company introduced the "Mirastar" brand which is used exclusively in its program with Wal-Mart. As of February 28, 2001, the Company had 28 Mirastar stations in operation, 7 Mirastar stations under construction and 48 sites in various stages of development or evaluation. Capital spending for the Mirastar and other retail marketing programs totaled $31 million during 2000, including costs for Mirastar sites, Company-owned and operated facilities and expansion of Tesoro's branded jobber/dealer network. Other capital spending during 2000 included $34 million for other Refining and Marketing projects, $3 million in the Marine Services segment and $3 million for upgrades to the Company's information systems.

     For 2001, the Company's total capital program is $195 million, primarily for manufacturing improvements and retail marketing expansion. Refinery projects are planned to total $121 million, including completion of the heavy oil conversion project and other economic projects, $28 million for sustaining capital, and $12 million for environmental, health, safety and other projects. The Company plans to spend approximately $59 million to further expand its retail marketing, which includes construction of new Mirastar stations under the agreement with Wal-Mart, construction of Company-owned and operated stations, and expansion of Tesoro's branded jobber/dealer network. The Company plans to build approximately 60 to 70 Mirastar stations in 2001. The Company's Marine Services capital expenditures are planned to be $5 million, and other capital is budgeted at $10 million, primarily for information systems to support the expanded retail program and other upgrades. Management plans to fund its capital program in 2001 with internally-generated cash flows from operations and borrowings under the Credit Facility.

MAJOR MAINTENANCE COSTS

     During the third quarter of 2000, the Company completed a turnaround for certain processing units at its Hawaii refinery at a total cost of approximately $11 million. The costs of this turnaround are being amortized over a 36-month period until the next turnaround which is projected to occur in 2003. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $24 million in 2000.

     For 2001, the Company has scheduled a turnaround for the Alaska refinery in the second quarter at an estimated cost of $11 million and turnarounds of certain processing units at the Washington refinery in the fourth quarter at an estimated cost of $20 million. Amortization of turnaround costs, other major maintenance projects and catalysts are projected to total $21 million in 2001.

CASH FLOW SUMMARY

     Components of the Company's cash flows are set forth below (in millions):

                                                           2000      1999      1998
                                                          -------   -------   -------
Cash Flows From (Used In):
  Operating Activities..................................  $  90.4   $ 112.7   $ 121.8
  Investing Activities..................................    (88.0)    166.3    (718.6)
  Financing Activities..................................   (130.1)   (149.2)    606.6
                                                          -------   -------   -------
Increase (Decrease) in Cash and Cash Equivalents........  $(127.7)  $ 129.8   $   9.8
                                                          =======   =======   =======

     Net cash from operating activities during 2000 totaled $90 million, compared to $85 million from continuing operations in 1999. This improvement was primarily due to higher earnings before depreciation and amortization and other non-cash charges, partially offset by increased working capital requirements. Increases in receivables and inventories reflected higher prices for refinery feedstocks and products, as well as an increase in inventory volumes, compared with year-end 1999. Net cash used in investing activities of $88 million in 2000 included capital expenditures of $94 million, partly offset by proceeds from sales of assets. Net cash used in financing activities of $130 million in 2000 included repayments of debt totaling $106 million, repurchase of treasury stock of $15 million and payments of dividends on Preferred Stock of $9 million. The Company had no outstanding borrowings under revolving credit lines at December 31, 2000 or 1999. Gross borrowings and repayments under revolving credit lines amounted to $866 million during 2000.

     Working capital totaled $248 million at December 31, 2000 compared to $290 million at year-end 1999. Included in working capital at year-end 2000 were cash and cash equivalents of $14 million, compared with

$142 million at year-end 1999, which reflected the temporary investment of a portion of the proceeds from the sale of discontinued operations.

     During 1999, net cash from operating activities totaled $113 million, $85 million from continuing operations and $28 million from discontinued operations. Continuing operations provided cash flows from earnings before depreciation and amortization and other non-cash charges partially offset by increased working capital requirements. During 1999, working capital requirements increased due to higher receivables arising in part from higher commodity prices, partially offset by correlating changes in payables and a reduction in inventory levels. Net cash from investing activities of $166 million in 1999 was provided by net proceeds of $309 million from the sale of assets, primarily the exploration and production operations, partially offset by capital expenditures of $85 million for continuing operations and $56 million for discontinued operations. Net cash used in financing activities of $149 million in 1999 primarily represented repayments of debt of $184 million and payments of dividends on Preferred Stock of $15 million. These uses of cash in financing activities were partially offset by the issuance of $50 million of debt in January 1999. Gross repayments under a revolving credit line amounted to $550 million, while gross borrowings amounted to $489 million.

     During 1998, net cash from operating activities totaled $122 million, $51 million from continuing operations and $71 million from discontinued operations. Continuing operations provided cash flows from earnings before depreciation and amortization and other non-cash charges and from changes in working capital and other net assets. Cash flows from discontinued operations were due to positive earnings before depreciation, depletion and amortization and write-downs of oil and gas properties together with the receipt of $21 million pretax from an operator, representing contingency funds from an operator that were no longer needed. Net cash used in investing activities of $719 million in 1998 included $536 million for acquisitions and $185 million for capital expenditures ($50 million for continuing operations and $135 million for discontinued operations). Net cash from financing activities of $607 million in 1998 primarily included net proceeds of $533 million from the issuance of equity and debt securities and $150 million from term loans, partially offset by net repayments of other debt. Gross borrowings under revolving credit lines and an interim credit facility amounted to $944 million, while repayments totaled $916 million. Payments of dividends on Preferred Stock totaled $3 million in 1998. At December 31, 1998, the Company's working capital totaled $182 million, including cash and cash equivalents of $12 million.

ENVIRONMENTAL AND OTHER

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites or install additional controls or other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At December 31, 2000, the Company's accruals for environmental expenses totaled $13.2 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

     The Company is currently evaluating certain newly promulgated revisions to the Clean Air Act regulations, which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, the Company expects, based upon most recent cost estimates, to make capital improvements of approximately $40 million to $50 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million in capital improvements over the next four years to comply with the second phase of Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II") which was signed into law on January 18, 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's refineries.

     On December 21, 2000, the U.S. Environmental Protection Agency announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company is currently evaluating the impact of the new diesel fuel standards on production, equipment requirements and related costs.

     To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $8 million in 2001 and $16 million in 2002. During 2000, the Company spent approximately $10 million on environmental capital projects, primarily for improvements to crude oil and product tanks and tank farm secondary containment. These amounts for 2000 and 2001 are included in "Capital Spending" discussed above.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. The amount of such future expenditures cannot currently be determined by the Company.

     For further information on environmental matters and other contingencies, see Note M of Notes to Consolidated Financial Statements in Item 8 and Legal Proceedings in Item 3.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which is effective for the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires all derivatives be recorded on the balance sheet at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the designation if in a hedging relationship.

     The Company has evaluated the effects of implementing SFAS No. 133 and believes that substantially all of its agreements are normal purchases and sales and that repricing provisions in other agreements are not embedded derivatives. Non-hedging derivatives are marked to market and the changes in fair value are recognized in earnings. As of December 31, 2000, the Company did not have any derivatives that were designated and accounted for as hedges. The Company adopted these accounting standards effective January 1, 2001, which did not have a significant impact on the Company's financial condition, results of operations or cash flows.

     Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition was issued by the staff of the SEC in December 1999. Management believes that the Company's revenue recognition practices conform with SAB 101.

     For further information related to new accounting standards and disclosures, see Note A of Notes to Consolidated Financials Statements in Item 8.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain statements that are "forward-looking" statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, projections of revenues, earnings, earnings per share, capital expenditures or other financial items; discussions of estimated future revenue enhancements and cost savings; and the Company's business strategy, goals and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources. Although the Company believes that the assumptions upon which the forward-looking statements contained in this Form 10-K are based are reasonable, any of the assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. All phases of the operations of the Company involve risks and uncertainties, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in general economic conditions; the timing and extent of changes in commodity prices and underlying demand; availability and costs of crude oil, other refinery feedstocks and refined products; changes in the Company's inventory levels; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; changes in fuel and utility costs for the Company's facilities; disruptions due to equipment interruption or failure at Company or third-party facilities; execution of planned capital projects; results of management's evaluation of the Company's cost structure; the ability of the Company to make acquisitions and successfully integrate them; adverse changes in the credit ratings assigned to the Company's trade credit and debt instruments; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves; actions of customers and competitors; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; earthquakes or other natural disasters affecting operations; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Many of the factors are described in greater detail in the Company's other filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a risk management committee responsible for overseeing energy risk management activities. The primary sources of market risk to the Company include changes in commodity prices and interest rates.

COMMODITY PRICE RISKS

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

     The prices at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the prices of crude oil results in a corresponding increase or decrease in the prices of gasoline and other refined products; however, the timing of the relative movement of the prices can impact profit margins which could significantly affect the Company's earnings and cash flows of the Company as a whole. In addition, crude oil supply contracts generally are short-term in nature with market-responsive pricing provisions. The Company purchases its refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a significant effect on the Company's financial results. The Company also purchases refined products manufactured by others for resale to customers. Price level changes during the periods between purchasing and selling such products could have a significant effect on financial results.

     The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At December 31, 2000 and 1999, the Company's inventories of refinery feedstocks and refined products totaled 11.9 million barrels and 8.6 million barrels, respectively. The average cost of the 3.3 million barrel increase in inventories was $29.82 per barrel. Any sales that result in a reduction in inventories during 2001 would have a per barrel cost of sales equal to the sum of $29.82 plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The Company continues to monitor its inventory positions. The average cost of the Company's Refining and Marketing inventories of refinery feedstocks and refined products as of December 31, 2000 was $20.79 per barrel. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

     The Company periodically enters into derivative type arrangements on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging activities which are marked to market with changes in the fair value of the derivative recognized in earnings. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results, financial position or cash flows. At December 31, 2000, Refining and Marketing held exchange traded crude oil futures contracts to purchase 148,000 barrels in February 2001 at a weighted average price of $26.24 per barrel. The contracts are accounted for at market prices and have a total fair value of $3.9 million at year-end 2000.

INTEREST RATE RISK

     The Company had no outstanding floating-rate debt at December 31, 2000. The fair market value of the Company's fixed-rate debt at December 31, 2000 was approximately $9 million less than its book value of $311 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes, due in 2008. The Company will have future exposure to short-term interest rate fluctuations based on borrowings under the revolving lines of credit in the Credit Facility (see Note F of Notes to Consolidated Financial Statements in
Item 8).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Tesoro Petroleum Corporation

     We have audited the accompanying consolidated balance sheets of Tesoro Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Petroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
February 12, 2001
(March 23, 2001 as to the third paragraph of Note M)

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Refining and Marketing....................................  $4,917.6   $2,889.1   $1,268.0
  Marine Services...........................................     186.8      111.2      118.6
                                                              --------   --------   --------
       Total Revenues.......................................   5,104.4    3,000.3    1,386.6
                                                              --------   --------   --------
COSTS OF SALES AND OPERATING EXPENSES
  Refining and Marketing....................................   4,688.1    2,726.1    1,172.9
  Marine Services...........................................     173.7      102.7      107.9
  Depreciation and amortization.............................      43.1       40.5       27.5
                                                              --------   --------   --------
       Total Costs of Sales and Operating Expenses..........   4,904.9    2,869.3    1,308.3
                                                              --------   --------   --------
SEGMENT OPERATING PROFIT....................................     199.5      131.0       78.3

General and administrative expenses.........................     (40.3)     (34.1)     (19.7)
Interest and financing costs, net of capitalized interest...     (32.7)     (37.6)     (25.2)
Interest income.............................................       2.8        1.2        2.0
Other expenses..............................................      (5.8)      (9.3)     (23.3)
                                                              --------   --------   --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM........................................     123.5       51.2       12.1
Income tax provision........................................      50.2       19.0        4.5
                                                              --------   --------   --------
EARNINGS FROM CONTINUING OPERATIONS, NET....................      73.3       32.2        7.6

Earnings (loss) from discontinued operations, net of income
  taxes.....................................................        --       42.8      (22.6)
                                                              --------   --------   --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...................      73.3       75.0      (15.0)
Extraordinary loss on extinguishment of debt (net of income
  tax benefit of $2.6)......................................        --         --       (4.4)
                                                              --------   --------   --------
NET EARNINGS (LOSS).........................................      73.3       75.0      (19.4)
Preferred dividend requirements.............................      12.0       12.0        6.0
                                                              --------   --------   --------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK..............  $   61.3   $   63.0   $  (25.4)
                                                              ========   ========   ========
EARNINGS PER SHARE FROM CONTINUING OPERATIONS
  Basic.....................................................  $   1.96   $   0.62   $   0.05
                                                              ========   ========   ========
  Diluted...................................................  $   1.75   $   0.62   $   0.05
                                                              ========   ========   ========
NET EARNINGS (LOSS) PER SHARE
  Basic.....................................................  $   1.96   $   1.94   $  (0.86)
                                                              ========   ========   ========
  Diluted...................................................  $   1.75   $   1.92   $  (0.86)
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES -- BASIC.....................      31.2       32.4       29.4
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES AND POTENTIALLY DILUTIVE
  COMMON SHARES -- DILUTED..................................      41.8       32.8       29.9
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   14.1   $  141.8
  Receivables, less allowance for doubtful accounts.........     334.5      280.7
  Inventories...............................................     274.3      182.2
  Prepayments and other.....................................       7.3        6.9
                                                              --------   --------
       Total Current Assets.................................     630.2      611.6
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT
  Refining and Marketing....................................     991.1      906.6
  Marine Services...........................................      50.3       47.7
  Corporate.................................................      25.1       21.8
                                                              --------   --------
                                                               1,066.5      976.1
  Less accumulated depreciation and amortization............     285.1      244.5
                                                              --------   --------
     Net Property, Plant and Equipment......................     781.4      731.6
                                                              --------   --------
OTHER ASSETS................................................     132.0      143.3
                                                              --------   --------
          Total Assets......................................  $1,543.6   $1,486.5
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  281.6   $  214.2
  Accrued liabilities.......................................      97.0       80.0
  Current maturities of debt and other obligations..........       3.8       27.4
                                                              --------   --------
       Total Current Liabilities............................     382.4      321.6
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     107.2       85.8
                                                              --------   --------
OTHER LIABILITIES...........................................      77.3       65.8
                                                              --------   --------
DEBT AND OTHER OBLIGATIONS..................................     306.8      390.2
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 5,000,000
     shares: 7.25% Mandatorily Convertible Preferred Stock,
     103,500 shares issued and outstanding..................     165.0      165.0
  Common stock, par value $0.16 2/3; authorized 100,000,000
     shares; 32,739,592 shares issued (32,704,856 in
     1999)..................................................       5.4        5.4
  Additional paid-in capital................................     280.0      279.0
  Retained earnings.........................................     239.9      178.6
  Treasury stock, 1,920,281 common shares (292,881 in 1999),
     at cost................................................     (20.4)      (4.9)
                                                              --------   --------
       Total Stockholders' Equity...........................     669.9      623.1
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $1,543.6   $1,486.5
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                     PREFERRED STOCK    COMMON STOCK                                  TREASURY STOCK
                                     ---------------   ---------------     ADDITIONAL      RETAINED   ---------------
                                     SHARES   AMOUNT   SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS   SHARES   AMOUNT
                                     ------   ------   ------   ------   ---------------   --------   ------   ------
AT JANUARY 1, 1998.................    --     $   --    26.5     $4.4        $190.9         $141.0     (0.2)   $ (3.3)
  Net loss.........................    --         --      --       --            --          (19.4)      --        --
  Preferred dividend
     requirements..................    --         --      --       --            --           (6.0)      --        --
  Issuance of Common Stock.........    --         --     5.7      0.9          85.8             --       --        --
  Issuance of Preferred Stock......   0.1      165.0      --       --          (5.7)            --       --        --
  Other, primarily related to
     shares issued under special
     incentive strategy............    --         --     0.4      0.1           7.6             --     (0.1)     (2.1)
                                      ---     ------    ----     ----        ------         ------     ----    ------
AT DECEMBER 31, 1998...............   0.1      165.0    32.6      5.4         278.6          115.6     (0.3)     (5.4)
  Net earnings.....................    --         --      --       --            --           75.0       --        --
  Preferred dividend
     requirements..................    --         --      --       --            --          (12.0)      --        --
  Other, primarily related to stock
     options.......................    --         --     0.1       --           0.4             --       --       0.5
                                      ---     ------    ----     ----        ------         ------     ----    ------
AT DECEMBER 31, 1999...............   0.1      165.0    32.7      5.4         279.0          178.6     (0.3)     (4.9)
  Net earnings.....................    --         --      --       --            --           73.3       --        --
  Preferred dividend
     requirements..................    --         --      --       --            --          (12.0)      --        --
  Shares repurchased and stock
     options.......................    --         --     0.1       --           1.0             --     (1.6)    (15.5)
                                      ---     ------    ----     ----        ------         ------     ----    ------
AT DECEMBER 31, 2000...............   0.1     $165.0    32.8     $5.4        $280.0         $239.9     (1.9)   $(20.4)
                                      ===     ======    ====     ====        ======         ======     ====    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Continuing operations:
     Earnings from continuing operations before
       extraordinary item...................................  $  73.3   $  32.2   $   7.6
     Adjustments to reconcile earnings from continuing
       operations before extraordinary item to net cash from
       operating activities:
       Depreciation and amortization........................     45.5      42.9      28.6
       Amortization of refinery turnarounds and other
          non-cash charges..................................     22.0       8.2      10.7
       Deferred income taxes................................     21.4      12.7       9.2
       Changes in operating assets and liabilities:
          Receivables.......................................    (58.0)   (132.9)    (33.1)
          Inventories.......................................    (92.1)     25.5       1.0
          Other assets......................................    (14.0)      1.0      (5.4)
          Accounts payable and accrued liabilities..........     82.1      89.5      34.8
          Other liabilities and obligations.................     10.2       5.6      (2.4)
                                                              -------   -------   -------
          Total from continuing operations..................     90.4      84.7      51.0
  Discontinued operations...................................       --      28.0      70.8
                                                              -------   -------   -------
          Net cash from operating activities................     90.4     112.7     121.8
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures:
     Continuing operations..................................    (94.0)    (84.7)    (50.0)
     Discontinued operations................................       --     (56.5)   (135.1)
  Proceeds from asset sales, including $307 from
     discontinued operations in 1999........................      2.4     309.4       3.2
  Acquisitions..............................................       --        --    (536.5)
  Other.....................................................      3.6      (1.9)     (0.2)
                                                              -------   -------   -------
          Net cash from (used in) investing activities......    (88.0)    166.3    (718.6)
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Refinancing and repayments of debt and obligations........   (105.9)   (123.4)    (93.3)
  Repayments under revolving credit and interim facilities,
     net of borrowings......................................       --     (61.2)     27.6
  Borrowings under term loans and other.....................       --      50.0     150.0
  Payment of dividends on Preferred Stock...................     (9.0)    (15.0)     (3.0)
  Proceeds from equity offerings, net.......................       --        --     246.0
  Proceeds from debt offerings, net.........................       --        --     286.7
  Repurchases of Common Stock...............................    (15.5)       --        --
  Financing costs and other.................................      0.3       0.4      (7.4)
                                                              -------   -------   -------
          Net cash from (used in) financing activities......   (130.1)   (149.2)    606.6
                                                              -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (127.7)    129.8       9.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    141.8      12.0       2.2
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  14.1   $ 141.8   $  12.0
                                                              =======   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of capitalized interest................  $  17.9   $  58.0   $  12.0
                                                              =======   =======   =======
  Income taxes paid.........................................  $  22.6   $  34.4   $  16.4
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description and Nature of Business

     Tesoro Petroleum Corporation ("Tesoro" or the "Company") was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products and provider of marine logistics services. Tesoro owns and operates three petroleum refineries with a combined capacity of 275,000 barrels per day and sells refined products to a wide variety of customers in the western United States and other countries on the Pacific Rim. Tesoro markets products to wholesale and retail customers, as well as commercial end-users. The Company also operates a network of terminals along the Texas and Louisiana Gulf Coast that provides fuel and logistical support services to the marine and offshore exploration and production industries. The Company conducts its business through two operating segments: (i) Refining and Marketing and (ii) Marine Services.

     Tesoro's operations can be influenced by domestic and international, political, legislative and regulatory environments. In addition, significant changes in the prices or availability of crude oil and refined products can have a significant impact on results of operations.

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Tesoro and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates and Presentation

     Preparation of the Company's Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations (see Note E). Certain reclassifications have been made to information previously reported to conform to current presentation, including the transfer of the Company's West Coast marine fuel operations from the Marine Services segment to the Refining and Marketing segment.

  Cash and Cash Equivalents

     The Company considers all highly-liquid instruments, such as temporary cash investments, with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company's policy is to invest cash in conservative, highly-rated instruments and to invest in various financial institutions to limit the amount of credit exposure in any one institution. The Company monitors the credit standing of these financial institutions.

  Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's fixed-rate debt and other obligations may vary from the Company's estimates of the fair value of such items. At December 31, 2000, the fair market value of the Company's fixed-rate debt was estimated by management to be approximately $9 million less than its book value of $311 million.

                          TESORO PETROLEUM CORPORATION

  Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of Refining and Marketing inventories of crude oil and refined products. The cost of fuel at Marine Services terminals is determined on the first-in, first-out ("FIFO") method. The carrying value of petroleum inventories is sensitive to volatile market prices. Merchandise and materials and supplies are valued at average cost, not in excess of market value.

  Property, Plant and Equipment

     Additions to property, plant and equipment and major improvements and modifications are capitalized at cost. Depreciation of property, plant and equipment is generally computed on the straight-line method based upon the estimated useful life of each asset. The weighted average lives range from 25 to 28 years for refineries, 6 to 16 years for terminals, 10 to 16 years for retail stations, 9 to 30 years for transportation assets, and 3 to 13 years for corporate and other assets.

     The Company capitalizes interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $0.7 million, $0.6 million and $0.1 million in 2000, 1999 and 1998, respectively.

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

  Other Assets

     The cost over the fair value of net assets acquired, or goodwill, is amortized by the straight-line method over 28 years for Refining and Marketing assets and 20 years for Marine Services assets. At December 31, 2000 and 1999, goodwill amounted to $63.2 million (net of accumulated amortization of approximately $7.7 million) and $67.5 million (net of accumulated amortization of approximately $4.9 million), respectively. Goodwill amortization is included in depreciation and amortization in the Statements of Consolidated Operations.

     Refinery processing units are shut down periodically for major scheduled maintenance, or turnarounds. Certain catalysts are used in refinery process units for periods exceeding one year. Also, ships, tugs and barges are drydocked for periodic maintenance. Turnaround, catalyst and drydocking costs are deferred and amortized on a straight-line basis over the expected periods of benefit generally ranging from 23 to 48 months. Amortization of such deferred costs is included in costs of sales and operating expenses in the Statements of Consolidated Operations. At December 31, 2000 and 1999, the unamortized deferred costs, which are included in other assets in the Consolidated Balance Sheets, amounted to $32.2 million and $40.5 million, respectively.

                          TESORO PETROLEUM CORPORATION

     Debt issue costs are deferred and amortized using the effective interest method over the estimated terms of each instrument.

  Impairment of Long-Lived Assets

     Property, plant and equipment and other long-lived assets, such as goodwill, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Impairment losses would be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

  Revenue Recognition

     The Company recognizes revenues from product sales and services upon delivery to customers. The Company's revenue recognition practices conform with those described in Staff Accounting Bulletin No. 101 issued by the staff of the Securities and Exchange Commission.

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

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock, except for stock options granted under a special incentive compensation strategy (see Note
L).

  New Accounting Standards and Disclosures

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which is effective for the Company on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation if in a hedging relationship.

     The Company periodically enters into derivatives arrangements, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives, which are marked to market with changes in the fair value of the derivatives recognized in earnings in the Statements of Consolidated Operations and the carrying amounts included in other current assets or accrued liabilities in the Consolidated Balance Sheets.

     The Company has evaluated the effects of implementing SFAS No. 133 and believes that substantially all of its agreements are normal purchases and sales and that repricing provisions in other agreements are not embedded derivatives. Non-hedging derivatives are marked to market and the changes in fair value are

                          TESORO PETROLEUM CORPORATION
recognized in earnings. As of December 31, 2000, the Company did not have any derivative instruments that were designated and accounted for as hedges. The Company adopted these accounting standards effective January 1, 2001, which did not have a significant impact on the Company's financial condition, results of operations or cash flows.

NOTE B -- EARNINGS PER SHARE

     Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock produced anti-dilutive results in 1999 and 1998, and, in accordance with SFAS No. 128, "Earnings per Share," was not included in the dilutive calculation. Earnings (loss) per share calculations are presented below (in millions except per share amounts):

                                                              2000    1999     1998
                                                              -----   -----   ------
BASIC:
  Numerator:
     Continuing operations before extraordinary item........  $73.3   $32.2   $  7.6
     Discontinued operations, aftertax......................     --    42.8    (22.6)
     Extraordinary loss on extinguishment of debt,
       aftertax.............................................     --      --     (4.4)
                                                              -----   -----   ------
     Net earnings (loss)....................................   73.3    75.0    (19.4)
     Less dividends on preferred stock......................   12.0    12.0      6.0
                                                              -----   -----   ------
     Net earnings (loss) applicable to common shares........  $61.3   $63.0   $(25.4)
                                                              =====   =====   ======
  Denominator:
     Weighted average common shares outstanding.............   31.2    32.4     29.4
                                                              =====   =====   ======
  Basic Earnings (Loss) Per Share:
     Continuing operations before extraordinary item........  $1.96   $0.62   $ 0.05
     Discontinued operations, aftertax......................     --    1.32    (0.76)
     Extraordinary loss, aftertax...........................     --      --    (0.15)
                                                              -----   -----   ------
     Net earnings (loss)....................................  $1.96   $1.94   $(0.86)
                                                              =====   =====   ======
DILUTED:
  Numerator:
     Net earnings (loss) applicable to common shares........  $61.3   $63.0   $(25.4)
     Plus income impact of assumed conversion of Preferred
       Stock (dilutive in 2000).............................   12.0      --       --
                                                              -----   -----   ------
     Total..................................................  $73.3   $63.0   $(25.4)
                                                              =====   =====   ======
  Denominator:
     Weighted average common shares outstanding.............   31.2    32.4     29.4
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise of
          stock options and other...........................    0.3     0.4      0.5
       Incremental dilutive shares from assumed conversion
          of Preferred Stock (dilutive in 2000).............   10.3      --       --
                                                              -----   -----   ------
     Total diluted shares...................................   41.8    32.8     29.9
                                                              =====   =====   ======
  Diluted Earnings (Loss) Per Share:
     Continuing operations before extraordinary item........  $1.75   $0.62   $ 0.05
     Discontinued operations, aftertax......................     --    1.30    (0.76)
     Extraordinary loss, aftertax...........................     --      --    (0.15)
                                                              -----   -----   ------
     Net earnings (loss)....................................  $1.75   $1.92   $(0.86)
                                                              =====   =====   ======

                          TESORO PETROLEUM CORPORATION

NOTE C -- OPERATING SEGMENTS

     The Company's revenues are derived from two operating segments: (i) Refining and Marketing and (ii) Marine Services. Management has identified these segments for managing operations and investing activities.

     Refining and Marketing operates three petroleum refineries located in Alaska, Hawaii and Washington which manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy oils and other refined products. These products, together with products purchased from third parties, are sold at wholesale through terminal facilities and other locations in Alaska, Hawaii, the Pacific Northwest and on the U.S. West Coast. In addition, gasoline, other petroleum products and convenience store items are sold through Company-operated retail stations in the western U.S., primarily in Alaska and Hawaii. Refining and Marketing also markets petroleum products through branded and unbranded retail jobber/dealers primarily located in Alaska, Hawaii and the Pacific Northwest, and occasionally exports products to other markets in the Asia/Pacific area. The Company at times resells previously purchased crude oil, sales of which amounted to $332.4 million, $16.6 million and $29.9 million in 2000, 1999 and 1998, respectively.

     Marine Services markets and distributes petroleum products, water, drilling mud and other supplies and services primarily to the marine and offshore exploration and production industries operating in the Gulf of Mexico. This segment operates through terminals along the Texas and Louisiana Gulf Coast.

     The operating segments follow the same accounting policies used for the Company's Consolidated Financial Statements and described in the summary of significant policies in Note A. Management evaluates the performance of its segments and allocates resources based on segment operating profit and EBITDA, as described below.

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

     EBITDA represents earnings before extraordinary items, interest and financing costs, income taxes, and depreciation and amortization. While not purporting to reflect any U.S. GAAP measurement of the Company's operations or cash flows, EBITDA is used by management for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

     Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not directly associated with the operations of a business segment.

                          TESORO PETROLEUM CORPORATION

     Certain amounts previously reported were reclassified to reflect the transfer of the Company's West Coast marine fuel operations from Marine Services to Refining and Marketing. For the years presented, intersegment revenues were not significant. Segment information for each of the three years in the period ended December 31, 2000 is as follows (in millions):

                                                           2000       1999       1998
                                                         --------   --------   --------
REVENUES
  Refining and Marketing:
     Refined products..................................  $4,536.0   $2,808.6   $1,198.2
     Other, primarily crude oil resales and
       merchandise.....................................     381.6       80.5       69.8
  Marine Services......................................     186.8      111.2      118.6
                                                         --------   --------   --------
       Total Revenues..................................  $5,104.4   $3,000.3   $1,386.6
                                                         ========   ========   ========
SEGMENT OPERATING PROFIT
  Refining and Marketing...............................  $  189.1   $  125.1   $   69.7
  Marine Services......................................      10.4        5.9        8.6
                                                         --------   --------   --------
       Total Segment Operating Profit..................     199.5      131.0       78.3
  Corporate and Unallocated Costs......................     (76.0)     (79.8)     (66.2)
                                                         --------   --------   --------
  Earnings from Continuing Operations Before Income
     Taxes and Extraordinary Item......................  $  123.5   $   51.2   $   12.1
                                                         ========   ========   ========
EBITDA
  Continuing Operations:
     Refining and Marketing............................  $  229.5   $  163.0   $   94.8
     Marine Services...................................      13.1        8.5       11.0
                                                         --------   --------   --------
       Total Segment EBITDA............................     242.6      171.5      105.8
  Corporate and Unallocated............................     (40.9)     (39.8)     (39.9)
                                                         --------   --------   --------
       Total Continuing EBITDA.........................     201.7      131.7       65.9
  Depreciation and Amortization from Continuing
     Operations........................................     (45.5)     (42.9)     (28.6)
  Interest and Financing Costs.........................     (32.7)     (37.6)     (25.2)
                                                         --------   --------   --------
  Earnings from Continuing Operations Before Income
     Taxes and Extraordinary Item......................  $  123.5   $   51.2   $   12.1
                                                         ========   ========   ========
DEPRECIATION AND AMORTIZATION
  Continuing Operations:
     Refining and Marketing............................  $   40.4   $   37.9   $   25.1
     Marine Services...................................       2.7        2.6        2.4
     Corporate.........................................       2.4        2.4        1.1
                                                         --------   --------   --------
       Total Continuing Operations.....................      45.5       42.9       28.6
  Discontinued Operations..............................        --       27.3      106.8
                                                         --------   --------   --------
       Total Depreciation and Amortization.............  $   45.5   $   70.2   $  135.4
                                                         ========   ========   ========

                          TESORO PETROLEUM CORPORATION

                                                           2000       1999       1998
                                                         --------   --------   --------
CAPITAL EXPENDITURES
  Continuing Operations:
     Refining and Marketing(a).........................  $   87.5   $   72.4   $   38.0
     Marine Services...................................       3.2        1.5        4.2
     Corporate.........................................       3.3       10.8        7.8
                                                         --------   --------   --------
       Total Continuing Operations.....................      94.0       84.7       50.0
  Discontinued Operations..............................        --       56.5      135.1
                                                         --------   --------   --------
       Total Capital Expenditures......................  $   94.0   $  141.2   $  185.1
                                                         ========   ========   ========
IDENTIFIABLE ASSETS
  Refining and Marketing...............................  $1,394.7   $1,223.6   $1,077.7
  Marine Services......................................      76.8       66.5       59.2
  Corporate............................................      72.1      196.4       56.8
  Net Assets of Discontinued Operations................        --         --      212.7
                                                         --------   --------   --------
       Total Assets....................................  $1,543.6   $1,486.5   $1,406.4
                                                         ========   ========   ========

---------------
(a) Excluding acquisitions of $536.5 million in 1998.

NOTE D -- ACQUISITIONS AND EXPANSIONS

  Refining and Marketing Expansions

     In January 2000, the Company entered into an agreement with Wal-Mart Stores, Inc. ("Wal-Mart") to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company introduced the new "Mirastar" brand which is used exclusively in its program with Wal-Mart. Capital spending for the Mirastar sites and other retail projects, including costs of Company-owned and operated facilities and expansion of Tesoro's branded jobber/dealer network, totaled approximately $31 million during 2000.

     During 2000, the Company commenced a heavy oil conversion project at its Washington refinery which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The project, which is estimated to cost approximately $100 million (including capitalized interest), is expected to be completed in late 2001. The Company's capital spending totaled approximately $23 million during 2000 for this project.

     In December 1999, the Company completed the installation of a distillate treater at its Washington refinery which enables the refinery to increase its production of low-sulfur diesel fuel and jet fuel. The distillate treater installation, together with licensing fees and supporting infrastructure, cost approximately $13 million.

     In August 1999, the Company purchased a refined products terminal in Anchorage, Alaska for approximately $8 million in cash. This terminal, which is near the Company's other terminal in Anchorage, provides the Company with additional storage and purchasing flexibility.

  Acquisitions of Hawaii and Washington Refineries

     In May 1998, the Company acquired (the "Hawaii Acquisition") all of the outstanding capital stock of two affiliates of The Broken Hill Proprietary Company Limited ("BHP"). The Hawaii Acquisition included a 95,000-barrel per day refinery and 32 retail gasoline stations in Hawaii. Tesoro paid $252 million in cash for the Hawaii Acquisition, including $77 million for working capital. In addition, Tesoro issued an unsecured,

                          TESORO PETROLEUM CORPORATION
non-interest bearing, promissory note ("BHP Note") which was repaid in 1999 and 2000 for a total of $28 million.

     In August 1998, the Company acquired (the "Washington Acquisition" and together with the Hawaii Acquisition, the "Acquisitions") all of the outstanding stock of an affiliate of Shell Oil Company ("Shell"). The Washington Acquisition included a 108,000-barrel per day refinery in Anacortes, Washington and related assets. The total cash purchase price for the Washington Acquisition was $280 million, including $43 million for working capital.

     The Acquisitions were accounted for as purchases whereby the purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the dates of acquisition. Under purchase accounting, financial results of the Acquisitions have been included in Tesoro's Consolidated Financial Statements since the dates of acquisition. Tesoro's consolidated results for the year ended December 31, 1998, on an unaudited pro forma basis would have been as follows (in millions except per share amounts):

Revenues....................................................  $2,167.1
Earnings from continuing operations, net....................  $   10.6
Loss before extraordinary item..............................  $  (12.0)
Net loss....................................................  $  (16.4)
Basic and diluted per share amounts:
  Earnings from continuing operations.......................  $   0.36
  Extraordinary loss on debt extinguishment.................  $  (0.14)
  Net loss..................................................  $  (0.88)

     See Note M for environmental matters related to the Acquisitions.

NOTE E -- DISCONTINUED OPERATIONS

     In December 1999, the Company completed the sales of its domestic and Bolivian exploration and production operations. The net cash proceeds of approximately $307 million were used primarily to reduce debt in 1999 and early 2000. The Company's consolidated financial statements for periods prior to the sales have been restated to report the net assets, results of operations and cash flows of the exploration and production business as discontinued operations. Earnings (loss) from discontinued operations for the years ended December 31, 1999 and 1998 were as follows (in millions):

                                                              1999     1998
                                                              -----   ------
Operating Results from Discontinued Operations:
  Revenues..................................................  $65.4   $104.0
  Costs and expenses........................................   44.6    123.8
  Allocated interest expense................................   10.6      7.8
                                                              -----   ------
     Results of operations, pretax..........................   10.2    (27.6)
  Income tax expense (benefit)..............................    6.5     (5.0)
                                                              -----   ------
     Results of operations, aftertax........................    3.7    (22.6)
                                                              -----   ------
Gain from Sales of Discontinued Operations:
  Gain, pretax..............................................   62.2       --
  Income tax expense........................................   23.1       --
                                                              -----   ------
     Gain, aftertax.........................................   39.1       --
                                                              -----   ------
          Total Discontinued Operations.....................  $42.8   $(22.6)
                                                              =====   ======

     In 1998, revenues from discontinued operations included receipt of $21.3 million from an operator, representing funds related to a contingency matter. Costs and expenses in 1998 included write-downs of oil

                          TESORO PETROLEUM CORPORATION
and gas properties of $68.3 million. Interest expense on corporate debt was allocated to discontinued operations based on net assets. Income tax expense (benefit) on discontinued operations included foreign income tax expense of $2.7 million and $5.2 million for 1999 and 1998, respectively.

NOTE F -- CAPITALIZATION

     Debt and other obligations at December 31, 2000 and 1999 consisted of the following (in millions):

                                                               2000      1999
                                                              ------    ------
9% Senior Subordinated Notes (net of unamortized discount of
  $2.7 in 2000 and $2.9 in 1999)............................  $297.3    $297.1
Term loan and note repaid in 2000...........................      --     104.9
Liability to the Department of Energy, interest at 6%.......     5.3       6.6
Other, primarily capital leases.............................     8.0       9.0
                                                              ------    ------
     Total debt and other obligations.......................   310.6     417.6
Less current maturities.....................................     3.8      27.4
                                                              ------    ------
     Debt and other obligations, less current maturities....  $306.8    $390.2
                                                              ======    ======

     At December 31, 2000, aggregate maturities of outstanding debt and other obligations for each of the five years following December 31, 2000 were as follows: 2001 -- $3.8 million; 2002 -- $3.6 million; 2003 -- $1.1 million;
2004 -- $1.4 million; and 2005 -- $1.2 million. These amounts include maturities of the liability to the Department of Energy in equal annual installments in 2001 and 2002.

  Credit Facility

     In 2000, the Company and a group of banks entered into a new $250 million unsecured revolving credit facility, consisting of a $150 million, 3-Year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval. Borrowings under the Credit Facility bear interest, at the Company's election, at either the Eurodollar Rate (6.56% at December 31, 2000) plus a margin ranging from 1.0% to 2.0% or a Base Rate (9.50% at December 31, 2000). The Company is also charged various fees and expenses in connection with the Credit Facility, including commitment fees and various letter of credit fees. At December 31, 2000, the Company had no revolving borrowings outstanding and $3.8 million in letters of credit outstanding, resulting in unused credit availability of $246.2 million.

     The Credit Facility requires the Company to maintain specified levels of consolidated leverage and fixed charge coverages and includes a limitation on the Company's debt to capital ratio. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms of the Credit Facility allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed an aggregate of $15 million in any year. The Credit Facility also allows the Company to repurchase up to 1,372,600 additional shares of its Common Stock under a share repurchase program (described below) and to pay required dividends on the Company's 7.25% Mandatorily Convertible Preferred Stock, so long as no default or event of default is in existence.

     The Credit Facility replaced the Company's previous credit facility, which provided for $175 million in total commitments and was secured by substantially all of the assets of the Company and its subsidiaries.

                          TESORO PETROLEUM CORPORATION

  Senior Subordinated Notes

     In 1998, the Company issued $300 million aggregate principal amount of 9% Senior Subordinated Notes due 2008, Series B ("Senior Subordinated Notes"). The Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture ("Indenture") for the Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the Indenture are less restrictive than those in the Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the Indenture, allows for the incurrence of additional indebtedness, the Company is allowed to pay cash dividends on Common Stock and repurchase shares of Common Stock. The effective interest rate on the Senior Subordinated Notes is 9.16%, after giving effect to the discount at the date of issue.

  Capital Leases

     Capital leases are primarily for tugs and barges used in transportation of petroleum products in Hawaii. At December 31, 2000 and 1999, the cost of capital leases included in fixed assets was $10.0 million gross (accumulated amortization of $3.1 million) and $10.4 million gross (accumulated amortization of $2.0 million), respectively. Capital lease obligations included in debt totaled $7.7 million and $8.7 million at December 31, 2000 and 1999, respectively.

  Preferred Stock and Common Stock

     In May 1998, the Company filed a universal shelf registration statement ("Shelf Registration") for $600 million of debt or equity securities for acquisitions or general corporate purposes. The Company offered Premium Income Equity Securities ("PIES") and Common Stock from the Shelf Registration to provide partial funding for the Acquisitions discussed in Note D. In July 1998, the Company issued 10,350,000 PIES, representing fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock ("Preferred Stock"), for gross proceeds of $165 million, and 5,750,000 shares of Common Stock, for gross proceeds of $91.6 million. Holders of PIES are entitled to receive a cash dividend until the PIES are converted to Common Stock. The scheduled dividends on the PIES total $3 million per quarter, with the last scheduled quarterly payment due on July 1, 2001.

     The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a conversion rate based upon a formula dependent upon the average closing price per share ("Conversion Price") of Common Stock for the 20 trading days prior to July 1, 2001. If the Conversion Price is less than or equal to $15.9375, each PIES outstanding converts into one share of Common Stock. If the Conversion Price is greater than or equal to $18.85, each PIES outstanding converts into 0.8455 shares of Common Stock. If the Conversion Price is less than $18.85 and more than $15.9375, each PIES outstanding converts into a fraction ($15.9375 divided by the Conversion Price) of a share of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events, such as Common Stock splits and stock dividends.

     In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flow. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the year ended December 31, 2000, the Company repurchased 1.6 million shares of Common Stock for $15.5 million, or an average cost per share of $9.54. For information concerning restrictions on the repurchase of Common Stock, see "Credit Facility" and "Senior Subordinated Notes" described above.

                          TESORO PETROLEUM CORPORATION

     For information relating to stock-based compensation and Common Stock reserved for exercise of options and conversion of Preferred Stock, see Note L.

NOTE G -- INCOME TAXES

     The income tax provision (benefit) on continuing operations for the years ended December 31, 2000, 1999 and 1998 included the following (in millions):

                                                              2000    1999    1998
                                                              -----   -----   -----
Current:
  Federal...................................................  $24.2   $ 5.9   $(5.6)
  State.....................................................    4.6     0.4      --
Deferred:
  Federal...................................................   19.4    10.5    10.0
  State.....................................................    2.0     2.2     0.1
                                                              -----   -----   -----
     Income Tax Provision...................................  $50.2   $19.0   $ 4.5
                                                              =====   =====   =====

     Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax liabilities and assets at December 31, 2000 and 1999 are summarized as follows (in millions):

                                                               2000    1999
                                                              ------   -----
Deferred Federal Tax Liabilities:
  Accelerated depreciation and property-related items.......  $114.7   $95.2
  Deferred turnaround costs.................................     9.4    12.9
  LIFO inventory............................................     6.6      --
                                                              ------   -----
     Total Deferred Federal Tax Liabilities.................   130.7   108.1
                                                              ------   -----
Deferred Federal Tax Assets:
  Accrued pension and postretirement benefits...............    23.7    20.0
  Accrued environmental costs...............................     4.6     4.8
  Liability to the Department of Energy.....................     1.9     2.3
  Alternative minimum tax credits (carryforward available
     indefinitely)..........................................     6.2      --
  LIFO inventory............................................      --     7.6
  Other.....................................................     5.7     4.2
                                                              ------   -----
     Total Deferred Federal Tax Assets......................    42.1    38.9
                                                              ------   -----
Net Deferred Federal Tax Liability..........................    88.6    69.2
State Income Taxes..........................................    18.6    16.6
                                                              ------   -----
     Net Deferred Tax Liability.............................  $107.2   $85.8
                                                              ======   =====

                          TESORO PETROLEUM CORPORATION

     The following tables set forth earnings from continuing operations (in millions) and a reconciliation of the normal statutory federal income tax rate with the Company's effective tax rate (percent):

                                                               2000    1999    1998
                                                              ------   -----   -----
Earnings from Continuing Operations Before Income Taxes and
  Extraordinary Item........................................  $123.5   $51.2   $12.1
                                                              ======   =====   =====
Statutory U.S. Corporate Tax Rate...........................      35%     35%     35%
Effect of:
  State income taxes, net of tax benefit....................       3       3       1
  Non-deductible items......................................       1       1      --
  Other.....................................................       1      (2)      1
                                                              ------   -----   -----
Effective Income Tax Rate...................................      40%     37%     37%
                                                              ======   =====   =====

NOTE H -- RECEIVABLES

     Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising the Company's customer base and their dispersion across various industry groups and geographic areas of operations. The Company has not experienced unusual credit and collection results related to recent conditions on the U.S. West Coast caused by the high cost of power supplies. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit or other collateral arrangements. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the Consolidated Balance Sheets and amounted to $2.1 million and $1.7 million at December 31, 2000 and 1999, respectively.

NOTE I -- INVENTORIES

     Components of inventories at December 31, 2000 and 1999 were as follows (in millions):

                                                               2000     1999
                                                              ------   ------
Crude oil and refined products, at LIFO.....................  $248.0   $147.8
Fuel products, at FIFO......................................     4.5      9.9
Merchandise and other.......................................     5.6      6.0
Materials and supplies......................................    16.2     18.5
                                                              ------   ------
     Total inventories......................................  $274.3   $182.2
                                                              ======   ======

     At December 31, 2000, inventories valued using LIFO were lower than replacement cost by approximately $120.0 million. During 1999, certain inventory quantities were reduced, resulting in a liquidation of applicable LIFO inventory quantities carried at lower costs prevailing in previous years. This LIFO liquidation resulted in a decrease in cost of sales of $8.4 million and an increase in earnings from continuing operations of approximately $5.3 million aftertax, or $0.16 per share, during 1999.

                          TESORO PETROLEUM CORPORATION

NOTE J -- ACCRUED LIABILITIES

     The Company's current accrued liabilities and noncurrent other liabilities as shown in the Consolidated Balance Sheets at December 31, 2000 and 1999 included the following (in millions):

                                                              2000    1999
                                                              -----   -----
Accrued Liabilities -- Current:
  Accrued taxes other than income taxes, primarily excise
     taxes..................................................  $28.1   $26.5
  Accrued employee costs....................................   27.1    23.5
  Other.....................................................   41.8    30.0
                                                              -----   -----
     Total Accrued Liabilities -- Current...................  $97.0   $80.0
                                                              =====   =====
Other Liabilities -- Noncurrent:
  Accrued pension and other postretirement benefits.........  $67.6   $57.2
  Other.....................................................    9.7     8.6
                                                              -----   -----
     Total Other Liabilities -- Noncurrent..................  $77.3   $65.8
                                                              =====   =====

NOTE K -- BENEFIT PLANS

  Pension and Other Postretirement Benefits

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

     The Company's executive security plans ("ESP Plans") provide executive officers and other key personnel with supplemental death or retirement plans. Such benefits are provided by two nonqualified, noncontributory plans and are based on years of service and compensation. The Company makes contributions to one plan, the "Funded ESP Plan", based upon estimated requirements. Assets of the Funded ESP plan consist of a group annuity contract.

     The Company had previously established an unfunded non-employee director retirement plan ("Director Retirement Plan") which provided eligible directors retirement payments upon meeting certain age or other requirements. In 1997, the Director Retirement Plan was frozen with accrued benefits of current directors transferred to the Company's Board of Directors Phantom Stock Plan ("Phantom Stock Plan") (see Note L). After the amendment and transfer, only those retired directors or beneficiaries who had begun to receive benefits remained participants in the Director Retirement Plan.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires the Company to disclose the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2000, the projected benefit obligations, accumulated benefit obligations and fair value of plan assets aggregated $92.9 million, $71.5 million and $62.3 million, respectively, for three of the plans. The assets of the Funded ESP Plan exceeded its accumulated benefit obligation at year-end 2000. At December 31, 1999, the projected benefit obligations and accumulated benefit obligations aggregated $2.4 million and $1.5 million, respectively, for the unfunded ESP Plan and the Director Retirement Plan. The assets of the Retirement Plan and Funded ESP plan exceeded their accumulated benefit obligations at December 31, 1999.

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

                                                           1-PERCENTAGE-     1-PERCENTAGE-
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
Effect on total of service and interest cost
  components.............................................       $0.7             $(0.6)
Effect on postretirement benefit obligations.............       $7.7             $(6.2)

     Financial information related to the Company's pension plans and other postretirement benefits is presented below (in millions except percentages):

                                                                              OTHER
                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
                                                      2000      1999      2000     1999
                                                     -------   -------   ------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year..........  $ 94.4    $ 94.6    $ 38.1   $ 41.6
  Service cost.....................................     6.1       6.6       1.6      1.9
  Interest cost....................................     7.5       6.2       3.2      2.8
  Actuarial (gain) loss............................     6.4      (6.5)     11.2     (7.7)
  Benefits paid....................................    (6.2)     (5.6)     (1.8)    (1.2)
  Curtailments, special termination benefits and
     other.........................................    (0.1)     (0.9)       --      0.7
                                                     ------    ------    ------   ------
     Benefit obligation at end of year.............   108.1      94.4      52.3     38.1
                                                     ------    ------    ------   ------
Change in plan assets:
  Fair value of plan assets at beginning of year...    79.2      69.1        --       --
  Actual return on plan assets.....................    (0.4)      9.9        --       --
  Employer contributions...........................     1.7       5.7        --       --
  Benefits paid....................................    (6.1)     (5.5)       --       --
                                                     ------    ------    ------   ------
     Fair value of plan assets at end of year......    74.4      79.2        --       --
                                                     ------    ------    ------   ------
Funded status......................................   (33.7)    (15.2)    (52.3)   (38.1)
Unrecognized prior service cost....................     0.5       0.5       0.7      0.7
Unrecognized net transition asset..................     0.1       0.2        --       --
Unrecognized net actuarial (gain) loss.............    20.5      10.5       4.6     (6.8)
                                                     ------    ------    ------   ------
     Accrued benefit cost..........................  $(12.6)   $ (4.0)   $(47.0)  $(44.2)
                                                     ======    ======    ======   ======
Amounts recognized in Consolidated Balance Sheets:
  Accrued liabilities..............................  $(20.6)   $(13.0)   $(47.0)  $(44.2)
  Prepaid benefit cost.............................     8.0       9.0        --       --
                                                     ------    ------    ------   ------
     Net amount recognized.........................  $(12.6)   $ (4.0)   $(47.0)  $(44.2)
                                                     ======    ======    ======   ======

                          TESORO PETROLEUM CORPORATION

                                                                            OTHER
                                             PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                           --------------------    -----------------------
                                           2000    1999    1998    2000     1999     1998
                                           ----    ----    ----    -----    -----    -----
Assumed weighted average % as of December
  31:
  Discount rate..........................  7.58    8.25    6.75    7.50     8.25     6.75
  Rate of compensation increase..........  5.40    5.62    4.33    5.75     5.75     4.25
  Expected return on plan assets.........  8.07    8.10    8.03      --       --       --

     The weighted average annual assumed rate of increase in the per capita cost of covered health care benefits was assumed to be 7.5% for retirees younger than 65 for 2000, decreasing gradually to 5% by the year 2010, and an initial 9.5% for retirees 65 and older, decreasing gradually to 5.5% by the year 2010 and remaining level thereafter.

                                                                           OTHER
                                          PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                       -----------------------    ------------------------
                                       2000     1999     1998      2000     1999     1998
                                       -----    -----    -----    ------    -----    -----
Components of net periodic benefit
  cost:
  Service cost.......................  $ 6.1    $ 6.6    $ 4.2    $ 1.6     $1.9     $1.2
  Interest cost......................    7.5      6.2      4.9      3.2      2.8      2.2
  Expected return on plan assets.....   (5.9)    (5.0)    (4.2)      --       --       --
  Amortization of unrecognized
     transition asset................     --     (0.6)    (1.1)      --       --       --
  Recognized net actuarial loss......    2.2      1.5      1.0     (0.2)      --       --
  Curtailments, settlements and
     special termination benefits....    0.5     (0.4)     0.5       --       --       --
                                       -----    -----    -----    -----     ----     ----
       Net periodic benefit cost.....  $10.4    $ 8.3    $ 5.3    $ 4.6     $4.7     $3.4
                                       =====    =====    =====    =====     ====     ====

  Thrift Plan

     The Company sponsors an employee thrift plan ("Thrift Plan") which provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by the Company. Employees may elect tax deferred treatment in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. Effective September 1, 1998, the Thrift Plan was amended to change the Company's 100% matching contribution, from a maximum of 4% to 6% of the employee's eligible contribution, with at least 50% of the Company's matching contribution invested in Common Stock of the Company. The Company's contributions amounted to $5.4 million, $6.8 million and $3.2 million during 2000, 1999 and 1998, respectively.

     Effective January 1, 2001, the Company began sponsoring a new savings plan, in lieu of the Thrift Plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees will receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, the Company will also contribute an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the mandatory and matching employer contributions must be invested in Common Stock of the Company.

                          TESORO PETROLEUM CORPORATION

NOTE L -- STOCK-BASED COMPENSATION

  Incentive Stock Plans

     The Company has three employee incentive stock plans, the Key Employee Stock Option Plan, as amended ("1999 Plan"), the Amended and Restated Executive Long-Term Incentive Plan ("1993 Plan") and Amended Incentive Stock Plan of 1982 ("1982 Plan"). In addition, the Company has the 1995 Non-Employee Director Stock Option Plan ("1995 Plan").

     Under the 1993 Plan, shares of Common Stock may be granted in a variety of forms, including restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. At the Company's 2000 Annual Meeting of Stockholders held in May 2000, an amendment was approved by the shareholders which increased the number of shares available for grant under the 1993 Plan from 4,250,000 to 5,250,000. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted generally become exercisable after one year in 20%, 25% or 33% increments per year and expire ten years from the date of grant. The 1993 Plan will expire, unless earlier terminated, as to the issuance of awards in the year 2003. At December 31, 2000, the Company had 497,040 shares available for future grants under the 1993 Plan.

     In November 1999, the Company's Board of Directors approved the 1999 Plan which provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the 1999 Plan, the total number of stock options which may be granted is 800,000 shares. Stock options may be granted at not less than the fair market value on the date the options are granted and generally become exercisable after one year in 25% increments. The options expire after ten years from the date of grant. The Board of Directors may amend, terminate or suspend the 1999 Plan at any time. At December 31, 2000, the Company had 83,000 shares available for future grants under the 1999 Plan.

     The 1982 Plan expired in 1994 as to issuance of stock appreciation rights, stock options and stock awards; however, grants made before the expiration date, that have not been fully exercised, remain outstanding pursuant to their terms.

     The 1995 Plan provides for the grant of up to an aggregate of 150,000 nonqualified stock options to eligible non-employee directors of the Company. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of the Company's Common Stock as of the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. The 1995 Plan will terminate as to issuance of stock options in February 2005. At December 31, 2000, the Company had 88,000 options outstanding and 39,000 shares available for future grants under the 1995 Plan.

                          TESORO PETROLEUM CORPORATION

     A summary of stock option activity for all plans is set forth below (shares in thousands):

                                                            NUMBER OF
                                                             OPTIONS      WEIGHTED-AVERAGE
                                                           OUTSTANDING     EXERCISE PRICE
                                                           -----------    ----------------
Outstanding January 1, 1998..............................    2,207.9           $12.26
  Granted................................................      801.2            15.94
  Exercised..............................................      (34.1)           10.42
  Forfeited and expired..................................      (23.4)           12.16
                                                             -------
Outstanding December 31, 1998............................    2,951.6            13.28
  Granted................................................      940.0            12.85
  Exercised..............................................      (42.5)           10.86
  Forfeited and expired..................................      (95.7)           14.63
                                                             -------
Outstanding December 31, 1999............................    3,753.4            13.17
  Granted................................................    1,492.0            10.01
  Exercised..............................................      (28.7)            7.42
  Forfeited and expired..................................     (193.5)           14.03
                                                             -------
Outstanding December 31, 2000............................    5,023.2            12.23
                                                             =======

     At December 31, 2000, 1999 and 1998, exercisable stock options totaled 2.4 million, 2.0 million and 1.4 million, respectively.

     The following table summarizes information about stock options outstanding under all plans at December 31, 2000 (shares in thousands):

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
    RANGE OF        NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------  -----------   ----------------   ----------------   -----------   ----------------
$ 3.92 to $ 7.59      166.6        2.2 years            $ 4.46            166.6          $ 4.46
$ 7.60 to $11.27    1,989.3        8.5 years              9.68            509.1            8.69
$11.28 to $14.95    1,768.2        7.3 years             13.30          1,095.7           13.55
$14.96 to $18.63    1,099.1        7.5 years             16.30            670.9           16.41
                    -------                                             -------
$ 3.92 to $18.63    5,023.2        7.6 years             12.23          2,442.3           12.70
                    =======                                             =======

  Phantom Stock Plan

     Under the Phantom Stock Plan, a yearly credit of $7,250 is made in units to an account ("Account") of each non-employee director, based upon the closing market price of the Company's Common Stock on the date of credit. In addition, a director may elect to have the value of his cash retainer fee deposited quarterly into the Account in units. Certain non-employee directors also received a credit in their Account in 1997 arising from the transfer of their lump-sum accrued benefit under the frozen Director Retirement Plan. The value of each Account balance, which is a function of the amount, if any, by which the market value of the Company's Common Stock changes, is payable in cash at termination (if vested with three years of service) or at retirement, death or disability. The Company's results of operations included expense of $201,000 and $44,000 in 2000 and 1999, respectively, and a credit to expense of $110,000 in 1998 related to the Phantom Stock Plan.

                          TESORO PETROLEUM CORPORATION

  Phantom Stock Agreement

     The chief executive officer of the Company holds 175,000 phantom stock options, which were granted in 1997 at 100% of the fair value of the Company's Common Stock on the grant date, or $16.9844 per share. These phantom stock options vest in 15% increments in each of the first three years and the remaining 55% increment vests in the fourth year. At December 31, 2000, 78,750 of these phantom stock options were exercisable. Upon exercise, the chief executive officer would be entitled to receive in cash the difference between the fair market value of the Common Stock on the date of the phantom stock option grant and the fair market value of Common Stock on the date of exercise. At the discretion of the Compensation Committee of the Board of Directors, these phantom stock options may be converted to traditional stock options under the 1993 Plan.

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

     In 1998, under a previous special incentive compensation strategy, the Company incurred a pretax charge of approximately $19.1 million, of which $7.1 million related to operating segments, when the market price of the Company's Common Stock achieved a specific performance target. Of this charge, approximately $10 million related to noncash vesting of restricted stock awards and stock options and $9 million related to cash bonuses.

  Pro Forma Information

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation. Had compensation cost been determined based on the fair value at the grant dates for awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma results in 2000, 1999 and 1998 would have been net earnings of $68.9 million ($1.82 per basic share, $1.65 per diluted share), net earnings of $71.4 million ($1.83 per basic share, $1.81 per diluted share) and a net loss of $22.3 million ($0.96 per basic and diluted share), respectively. The fair value of each option grant was

                          TESORO PETROLEUM CORPORATION
estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 57%, 48% and 49%; risk free interest rates of 5.8%, 6.1% and 4.7%; expected lives of seven years; and no dividend yields for 2000, 1999 and 1998, respectively. The estimated average fair value per share of options granted during 2000, 1999 and 1998 were $6.21, $7.48 and $7.85, respectively. The fair value of phantom stock awards in 1998 was $0.82 per share.

  Shares Reserved

     Shares of unissued Common Stock reserved for the employee incentive stock plans and non-employee director plan totaled 5,651,212 at December 31, 2000. In addition, at December 31, 2000, 8,750,925 shares of unissued Common Stock were reserved for the conversion of Preferred Stock, which may increase to a maximum of 10,350,000 on July 1, 2001 (see Note F).

NOTE M -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various noncancellable operating leases related to buildings, equipment, property, retail facilities, and a ship charter. These leases have remaining primary terms generally up to ten years, with terms of certain rights-of-way extending up to 30 years, and generally contain multiple renewal options. During January 2000, the Company entered into an agreement with Wal-Mart to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. Under the agreement with Wal-Mart, each site will be subject to a lease with a ten-year primary term and an option, exercisable at the Company's discretion, to extend a site's lease for two additional terms of five years each. The Company's ship charter for the Cape Lookout Shoals, which is used to transport crude oil and refined products, has a three-year primary term at an annual cost of approximately $10 million beginning in May 2000 and two one-year options. Future minimum annual lease payments as of December 31, 2000, for operating leases having initial or remaining noncancellable lease terms in excess of one year, including the Wal-Mart leases and ship charter, were as follows (in millions):

2001........................................................  $ 26.6
2002........................................................    25.3
2003........................................................    18.0
2004........................................................    14.1
2005........................................................    13.5
Remainder...................................................   137.2

     Total rental expense for short-term and long-term leases, excluding marine charters, amounted to approximately $26 million, $27 million and $20 million for 2000, 1999 and 1998, respectively. Total marine charter expense was $34 million in 2000, $37 million in 1999 and $34 million in 1998. In addition, the Company leases tugs and barges for its Hawaii operations under capital leases (see Note
F) whereby the Company pays operating costs, such as personnel, repairs, maintenance and drydocking costs, which amounted to approximately $8 million in 2000. The Company also enters into various short-term charters for vessels to transport refined products from the Company's refineries and terminals and to deliver products to customers.

     On March 23, 2001, the Company entered into a charter for a sister ship to the Cape Lookout Shoals. This charter has a two-year primary term at an annual cost of approximately $12 million, beginning in mid-2001, with an option to renew for an additional year.

  Other Commitments

     In the normal course of business, the Company has long-term commitments to purchase supplies of electricity, water and oxygen for consumption by certain of its refineries. The minimum annual payments

                          TESORO PETROLEUM CORPORATION
under these contracts are estimated to total $1.2 million in 2001, $2.9 million in 2002 and $3.4 million in each of the years 2003, 2004 and 2005. The remaining minimum commitment totals approximately $26 million over nine years.

     Under an agreement with the State of Alaska ("State"), the Company is obligated to pay the State a throughput charge of $0.33 per barrel in 2001 with respect to barrels of feedstock processed at the Alaska refinery which exceed 50,000 barrels per day on a monthly basis, subject to available credits. No throughput payments were required in 2000, 1999 or 1998.

  Environmental and Other

     The Company is a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. The Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

     In connection with the Hawaii Acquisition discussed in Note D, affiliates of BHP and the Company executed a separate environmental agreement, whereby the BHP affiliates indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification, which is in effect until 2008, is subject to a maximum limit of $9.5 million ($7.3 million remaining as of December 31, 2000). Under the environmental agreement, the first $5.0 million of these liabilities will be the responsibility of the BHP affiliates and the next $6.0 million will be shared on the basis of 75% by the BHP affiliates and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit. The indemnity obligation of the BHP affiliates are guaranteed by BHP.

     Under the agreement related to the Washington Acquisition discussed in Note D, an affiliate of Shell generally agreed to indemnify the Company for environmental liabilities at the Washington refinery arising out of conditions which existed at or prior to the closing date and identified by the Company prior to August 1, 2001. The Company is responsible for environmental costs up to the first $0.5 million each year, after which the Shell affiliate will be responsible for annual environmental costs up to $1.0 million. Annual costs greater than $1.0 million will be shared equally between the Company and the Shell affiliate, subject to an aggregate maximum of $5.0 million and a ten-year term. The indemnity obligation of Shell's affiliate is guaranteed by Shell.

                          TESORO PETROLEUM CORPORATION

     The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At December 31, 2000, the Company's accruals for environmental expenses totaled $13.2 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

     The Company is currently evaluating certain newly promulgated revisions to the Clean Air Act regulations, which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, the Company expects, based upon most recent cost estimates, to make capital improvements of approximately $40 million to $50 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million in capital improvements over the next four years to comply with the second phase of Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II") which was signed into law on January 18, 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's refineries.

     On December 21, 2000, the EPA announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company is currently evaluating the impact of the new diesel fuel standards on production, equipment requirements and related costs.

     To comply with environmental laws and regulations, the Company anticipates that it will make other capital improvements of approximately $8 million in 2001 and $16 million in 2002. During 2000, the Company spent approximately $10 million on environmental capital projects, primarily for improvements to crude oil and product tanks and tank farm secondary containment.

     Conditions that require additional expenditures may exist for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. The amount of such future expenditures cannot currently be determined by the Company.

     See Note L for information related to special incentive compensation.

                          TESORO PETROLEUM CORPORATION

NOTE N -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 QUARTERS
                                                 -----------------------------------------    TOTAL
                                                  FIRST      SECOND     THIRD      FOURTH      YEAR
                                                 --------   --------   --------   --------   --------
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2000
  Revenues.....................................  $1,055.3   $1,218.2   $1,394.6   $1,436.3   $5,104.4
  Segment Operating Profit.....................  $   34.0   $   42.5   $   64.1   $   58.9   $  199.5
  Net Earnings.................................  $    9.3   $   14.6   $   25.0   $   24.4   $   73.3
  Net Earnings Per Share:
     Basic.....................................  $   0.20   $   0.37   $   0.71   $   0.69   $   1.96
     Diluted...................................  $   0.20   $   0.35   $   0.60   $   0.59   $   1.75
1999
  Revenues.....................................  $  493.4   $  738.8   $  893.5   $  874.6   $3,000.3
  Segment Operating Profit (Loss)..............  $   17.9   $   68.8   $   59.8   $  (15.5)  $  131.0
  Earnings (Loss) From Continuing Operations,
     Net.......................................  $    0.2   $   32.6   $   23.0   $  (23.6)  $   32.2
  Earnings (Loss) From Discontinued Operations,
     Net.......................................  $    0.1   $   (0.1)  $    2.3   $   40.5   $   42.8
  Net Earnings.................................  $    0.3   $   32.5   $   25.3   $   16.9   $   75.0
  Earnings (Loss) Per Share from Continuing
     Operations:
     Basic.....................................  $  (0.09)  $   0.92   $   0.62   $  (0.82)  $   0.62
     Diluted...................................  $  (0.09)  $   0.76   $   0.53   $  (0.82)  $   0.62
  Net Earnings (Loss) Per Share:
     Basic.....................................  $  (0.08)  $   0.91   $   0.69   $   0.43   $   1.94
     Diluted...................................  $  (0.08)  $   0.76   $   0.58   $   0.43   $   1.92

     During the fourth quarter of 1999, a liquidation of LIFO inventory quantities resulted in a decrease in cost of sales of $8.4 million and an increase in net earnings from continuing operations of approximately $5.3 million, or $0.16 per share (Note I). Also in the fourth quarter of 1999, the Company recorded an aftertax gain of $39.1 million in discontinued operations for the sale of its exploration and production business (Note E). In the 1999 third quarter, the Company accrued a liability of $3.0 million pretax related to a litigation settlement with the State of Hawaii, which was subsequently paid in 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Company's 2001 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's 2001 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item will be contained in the Company's 2001 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's 2001 Proxy Statement, incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Tesoro Petroleum Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                             PAGE
                                                             ----
Independent Auditors' Report................................  39
Statements of Consolidated Operations -- Years Ended
  December 31, 2000, 1999 and 1998..........................  40
Consolidated Balance Sheets -- December 31, 2000 and 1999...  41
Statements of Consolidated Stockholders' Equity -- Years
  Ended December 31, 2000, 1999 and 1998....................  42
Statements of Consolidated Cash Flows -- Years Ended
  December 31, 2000, 1999 and 1998..........................  43
Notes to Consolidated Financial Statements..................  44

     2. FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            2.1          -- Stock Sale Agreement, dated March 18, 1998, among the
                            Company, BHP Hawaii Inc. and BHP Petroleum Pacific
                            Islands Inc. (incorporated by reference herein to Exhibit
                            2.1 to Registration Statement No. 333-51789).
            2.2          -- Stock Sale Agreement, dated May 1, 1998, among Shell
                            Refining Holding Company, Shell Anacortes Refining
                            Company and the Company (incorporated by reference herein
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998, File No. 1-3473).
            2.3          -- Stock Purchase Agreement, dated as of October 8, 1999,
                            but effective as of July 1, 1999 among the Company,
                            Tesoro Gas Resources Company, Inc., EEX Operating LLC and
                            EEX Corporation (incorporated by reference herein to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on January 3, 2000, File No. 1-3473).
            2.4          -- First Amendment to Stock Purchase Agreement dated
                            December 16, 1999, but effective as of October 8, 1999,
                            among the Company, Tesoro Gas Resources Company, Inc.,
                            EEX Operating LLC and EEX Corporation (incorporated by
                            reference herein to Exhibit 2.2 to the Company's Current
                            Report on Form 8-K filed on January 3, 2000, File No.
                            1-3473).
            2.5          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Grande LLC)
                            (incorporated by reference herein to Exhibit 2.3 to the
                            Company's Current Report on Form 8-K filed on January 3,
                            2000, File No. 1-3473).
            2.6          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Reserves
                            Company LLC) (incorporated by reference herein to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed on
                            January 3, 2000, File No. 1-3473).
            2.7          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Southeast
                            LLC) (incorporated by reference herein to Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed on January
                            3, 2000, File No. 1-3473).
            2.8          -- Stock Purchase Agreement, dated as of November 19, 1999, by and between the Company and BG International Limited
                            (incorporated by reference herein to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on January 13,
                            2000, File No. 1-3473).
            3.1          -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference herein to Exhibit 3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, File No. 1-3473).
            3.2          -- By-Laws of the Company, as amended through June 6, 1996
                            (incorporated by reference herein to Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, File No. 1-3473).
            3.3          -- Amendment to Restated Certificate of Incorporation of the
                            Company adding a new Article IX limiting Directors'
                            Liability (incorporated by reference herein to Exhibit
                            3(b) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1993, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            3.4          -- Certificate of Designation Establishing a Series of $2.20
                            Cumulative Convertible Preferred Stock, dated as of
                            January 26, 1983 (incorporated by reference herein to
                            Exhibit 3(c) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1993, File No.
                            1-3473).
            3.5          -- Certificate of Designation Establishing a Series A
                            Participating Preferred Stock, dated as of December 16,
                            1985 (incorporated by reference herein to Exhibit 3(d) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.6          -- Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company
                            amending Article IV, Article V, Article VII and Article
                            VIII (incorporated by reference herein to Exhibit 3(e) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.7          -- Certificate of Amendment, dated as of August 3, 1998, to
                            Certificate of Incorporation of the Company, amending
                            Article IV, increasing the number of authorized shares of
                            Common Stock from 50,000,000 to 100,000,000 (incorporated
                            by reference herein to Exhibit 3.1 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998, File No. 1-3473).
            3.8          -- Certificate of Designation of 7.25% Mandatorily
                            Convertible Preferred Stock (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on July 1, 1998, File No. 1-3473).
            4.1          -- Form of Coastwide Energy Services Inc. 8% Convertible
                            Subordinated Debenture (incorporated by reference herein
                            to Exhibit 4.3 to Post-Effective Amendment No. 1 to
                            Registration No. 333-00229).
            4.2          -- Debenture Assumption and Conversion Agreement dated as of
                            February 20, 1996, between the Company, Coastwide Energy
                            Services, Inc. and CNRG Acquisition Corp. (incorporated
                            by reference herein to Exhibit 4.4 to Post-Effective
                            Amendment No. 1 to Registration No. 333-00229).
            4.3          -- Form of Cancellation/Substitution Agreement by and
                            between the Company, Coastwide Energy Services, Inc. and
                            Optionee (incorporated by reference herein to Exhibit 4.6
                            to Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
            4.4          -- Indenture, dated as of July 2, 1998, between Tesoro
                            Petroleum Corporation and U.S. Bank Trust National
                            Association, as Trustee (incorporated by reference herein
                            to Exhibit 4.4 to Registration Statement No. 333-59871).
            4.5          -- Form of 9% Senior Subordinated Notes due 2008 and 9%
                            Senior Subordinated Notes due 2008, Series B (filed as
                            part of Exhibit 4.4 hereof) (incorporated by reference
                            herein to Exhibit 4.5 to Registration Statement No.
                            333-59871).
            4.6          -- Deposit Agreement among the Company, The Bank of New York and the holders from time to time of depository receipts
                            executed and delivered thereunder (incorporated by
                            reference to Exhibit 4.2 to the Company's Current Report
                            on Form 8-K filed on July 1, 1998, File No. 1-3473).
            4.7          -- Form of depository receipt evidencing ownership of
                            Premium Income Equity Securities (filed as a part of
                            Exhibit 4.10 hereof) incorporated by reference herein to
                            Exhibit 4.9 to Registration Statement No. 333-59871).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           10.1          -- $150,000,000 Revolving Credit Agreement, dated as of
                            October 4, 2000, among the Company, the Lender parties
                            thereto, Banc One Capital Markets, Inc., an Arranger,
                            Bank One, NA, as Administrative Agent, The Bank of Nova
                            Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as
                            Documentation Agent (incorporated by reference herein to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended September 30, 2000,
                            File No. 1-3473).
           10.2          -- $100,000,000 364-Day Revolving Credit Agreement, dated as of October 4, 2000, among the Company, the Lender parties
                            thereto, Banc One Capital Markets, Inc., as Arranger,
                            Bank One, NA, as Administrative Agent, the Bank of Nova
                            Scotia, as Syndication Agent, and ABN AMRO Bank, N.V., as
                            Documentation Agent (incorporated by reference herein to
                            Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended September 30, 2000,
                            File No. 1-3473).
           10.3          -- Registration Rights Agreement, dated as of July 2, 1998, among Tesoro Petroleum Corporation, Lehman Brothers Inc.,
                            Bear, Stearns & Co. Inc. and Salomon Smith Barney
                            (incorporated by reference herein to Exhibit 10.1 to
                            Registration Statement No. 333-59871).
          +10.4          -- The Company's Amended Executive Security Plan, as amended through November 13, 1989, and Funded Executive Security
                            Plan, as amended through February 28, 1990, for executive
                            officers and key personnel (incorporated by reference
                            herein to Exhibit 10(f) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990,
                            File No. 1-3473).
          +10.5          -- Sixth Amendment to the Company's Amended Executive
                            Security Plan and Seventh Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            March 6, 1991 (incorporated by reference herein to
                            Exhibit 10(g) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended September 30, 1991, File No.
                            1-3473).
          +10.6          -- Seventh Amendment to the Company's Amended Executive
                            Security Plan and Eighth Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            December 8, 1994 (incorporated by reference herein to
                            Exhibit 10(f) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1994, File No.
                            1-3473).
          +10.7          -- Eighth Amendment to the Company's Amended Executive
                            Security Plan and Ninth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective June 6,
                            1996 (incorporated by reference herein to Exhibit 10.5 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.8          -- Ninth Amendment to the Company's Amended Executive
                            Security Plan and Tenth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective October 1,
                            1998 (incorporated by reference herein to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.9          -- Amended and Restated Employment Agreement between the
                            Company and Bruce A. Smith dated November 1, 1997
                            (incorporated by reference therein to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.10          -- First Amendment dated October 28, 1998 to Amended and
                            Restated Employment Agreement between the Company and
                            Bruce A. Smith dated November 1, 1997 (incorporated by
                            reference herein to Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.11          -- Amendment and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.9 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.12          -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1998, File No. 1-3473).
         +10.13          -- Management Stability Agreement between the Company and
                            Thomas E. Reardon dated December 14, 1994 (incorporated
                            by reference herein to Exhibit 10(w) to Registration
                            Statement No. 333-00229).
         +10.14          -- Management Stability Agreement between the Company and
                            Faye W. Kurren dated March 15, 2000 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2000, File No. 1-3473).
         +10.15          -- Management Stability Agreement between the Company and
                            Donald A. Nyberg dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997, File No. 1-3473).
         +10.16          -- Management Stability Agreement between the Company and
                            Richard M. Parry dated March 15, 2000 (incorporated by
                            reference herein to Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2000, File No. 1-3473).
         +10.17          -- Management Stability Agreement between the Company and
                            Joseph E. Sparano dated March 15, 2000 (incorporated by
                            reference herein to Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2000, File No. 1-3473).
         +10.18          -- Management Stability Agreement between the Company and
                            Steve Wormington dated September 27, 1995 (incorporated
                            by reference herein to Exhibit 10.9 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1997, File No. 1-3473).
         +10.19          -- Management Stability Agreement between the Company and
                            Don M. Heep dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.11 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.20          -- Management Stability Agreement between the Company and
                            Gregory A. Wright dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(p) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.21          -- Management Stability Agreement between the Company and
                            Sharon L. Layman dated December 14, 1994 (incorporated by
                            reference herein to Exhibit 10.14 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1999, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.22          -- The Company's Amended Incentive Stock Plan of 1982, as
                            amended through February 24, 1988 (incorporated by
                            reference herein to Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1988, File No. 1-3473).
         +10.23          -- Resolution approved by the Company's stockholders on
                            April 30, 1992 extending the term of the Company's
                            Amended Incentive Stock Plan of 1982 to February 24, 1994
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1992, File No. 1-3473).
         +10.24          -- Copy of the Company's Amended and Restated Executive
                            Long-Term Incentive Plan, as amended through May 25, 2000
                            (incorporated by reference herein to Exhibit 99.1 to the
                            Company's Registration Statement No. 333-39070 filed on
                            Form S-8).
         +10.25          -- Copy of the Company's 1998 Performance Incentive
                            Compensation Plan (incorporated by reference herein to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended September 30, 1998, File No.
                            1-3473).
         +10.26          -- Copy of the Company's Non-Employee Director Retirement
                            Plan dated December 8, 1994 (incorporated by reference
                            herein to Exhibit 10(t) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1994,
                            File No. 1-3473).
         +10.27          -- Copy of the Company's Board of Directors Deferred
                            Compensation Plan dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(u) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.28          -- Copy of the Company's Board of Directors Deferred
                            Compensation Trust dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(v) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.29          -- Copy of the Company's Board of Directors Deferred Phantom
                            Stock Plan (incorporated by reference herein to Exhibit
                            10 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1997, File No. 1-3473).
         +10.30          -- Phantom Stock Option Agreement between the Company and
                            Bruce A. Smith dated effective October 29, 1997
                            (incorporated by reference herein to Exhibit 10.20 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).
          10.31          -- Copy of Settlement Agreement dated effective January 19,
                            1993, between Tesoro Petroleum Corporation, Tesoro Alaska
                            Petroleum Company and the State of Alaska (incorporated
                            by reference herein to Exhibit 10(q) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1992, File No. 1-3473).
          10.32          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference
                            herein to Exhibit B to the Company's Proxy Statement for
                            the Annual Meeting of Stockholders held on February 25,
                            1987, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TESORO PETROLEUM CORPORATION

                                            By:     /s/ BRUCE A. SMITH
                                              ----------------------------------
                                                        Bruce A. Smith
                                                   Chairman of the Board of
                                                           Directors,
                                                President and Chief Executive
                                                            Officer
Date: March 27, 2001

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ BRUCE A. SMITH                    Chairman of the Board of Directors    March 27, 2001
-----------------------------------------------------    and Director, President and
                  (Bruce A. Smith)                       Chief Executive Officer
                                                         (Principal Executive Officer)

                   /s/ DON M. HEEP                     Senior Vice President, Controller     March 27, 2001
-----------------------------------------------------    (Principal Accounting Officer)
                    (Don M. Heep)

                /s/ GREGORY A. WRIGHT                  Senior Vice President, Financial      March 27, 2001
-----------------------------------------------------    Resources (Principal Financial
                 (Gregory A. Wright)                     Officer)

               /s/ STEVEN H. GRAPSTEIN                 Vice Chairman of the Board of         March 27, 2001
-----------------------------------------------------    Directors and Director
                (Steven H. Grapstein)

               /s/ WILLIAM J. JOHNSON                  Director                              March 27, 2001
-----------------------------------------------------
                (William J. Johnson)

              /s/ RAYMOND K. MASON, SR.                Director                              March 27, 2001
-----------------------------------------------------
               (Raymond K. Mason, Sr.)

                /s/ DONALD H. SCHMUDE                  Director                              March 27, 2001
-----------------------------------------------------
                 (Donald H. Schmude)

                 /s/ PATRICK J. WARD                   Director                              March 27, 2001
-----------------------------------------------------
                  (Patrick J. Ward)

              /s/ MURRAY L. WEIDENBAUM                 Director                              March 27, 2001
-----------------------------------------------------
               (Murray L. Weidenbaum)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
             21          -- Subsidiaries of the Company
             23          -- Consent of Deloitte & Touche LLP