Form 10-Q
period 2001-03-31
TESORO PETROLEUM CORP /NEW/
filed 2001-05-15
CIK 50104

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   ---------


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


                                   ---------



           There were 30,952,694 shares of the registrant's Common Stock outstanding at April 30, 2001.

================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000......    3

           Condensed Statements of Consolidated Operations - Three Months Ended
           March 31, 2001 and 2000...........................................................    4

           Condensed Statements of Consolidated Cash Flows - Three Months Ended
           March 31, 2001 and 2000...........................................................    5

           Notes to Condensed Consolidated Financial Statements..............................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.....................................................................   11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........................   20


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K..................................................   21


SIGNATURES...................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                     March 31,    December 31,
                                                                                       2001           2000
                                                                                     --------    -------------
                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents .....................................................   $    1.5    $        14.1
   Receivables, less allowance for doubtful accounts .............................      317.1            334.5
   Inventories ...................................................................      274.0            274.3
   Prepayments and other .........................................................        9.8              7.3
                                                                                     --------    -------------
     Total Current Assets ........................................................      602.4            630.2
                                                                                     --------    -------------

PROPERTY, PLANT AND EQUIPMENT
   Refining and Marketing ........................................................    1,021.5            991.1
   Marine Services ...............................................................       50.5             50.3
   Corporate .....................................................................       27.1             25.1
                                                                                     --------    -------------
                                                                                      1,099.1          1,066.5
   Less accumulated depreciation and amortization ................................      296.0            285.1
                                                                                     --------    -------------
     Net Property, Plant and Equipment ...........................................      803.1            781.4
                                                                                     --------    -------------

OTHER ASSETS .....................................................................      125.7            132.0
                                                                                     --------    -------------

       Total Assets ..............................................................   $1,531.2    $     1,543.6
                                                                                     ========    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..............................................................   $  217.6    $       281.6
   Accrued liabilities ...........................................................       83.1             97.0
   Current maturities of debt and other obligations ..............................        3.7              3.8
                                                                                     --------    -------------
     Total Current Liabilities ...................................................      304.4            382.4
                                                                                     --------    -------------

DEFERRED INCOME TAXES ............................................................      115.3            107.2
                                                                                     --------    -------------

OTHER LIABILITIES ................................................................       75.6             77.3
                                                                                     --------    -------------

DEBT AND OTHER OBLIGATIONS .......................................................      346.0            306.8
                                                                                     --------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares:
     7.25% Mandatorily Convertible Preferred Stock, 103,500 shares issued and
     outstanding .................................................................      165.0            165.0
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     32,764,378 shares issued (32,739,592 in 2000) ...............................        5.4              5.4
   Additional paid-in capital ....................................................      280.3            280.0
   Retained earnings .............................................................      258.6            239.9
   Treasury stock, 1,836,763 common shares (1,920,281 in 2000), at cost ..........      (19.4)           (20.4)
                                                                                     --------    -------------
     Total Stockholders' Equity ..................................................      689.9            669.9
                                                                                     --------    -------------

       Total Liabilities and Stockholders' Equity ................................   $1,531.2    $     1,543.6
                                                                                     ========    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                       Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                      2001         2000
                                                                    ---------    ---------
REVENUES
  Refining and Marketing ........................................   $ 1,180.9    $ 1,012.2
  Marine Services ...............................................        46.4         43.1
                                                                    ---------    ---------
     Total Revenues .............................................     1,227.3      1,055.3
                                                                    ---------    ---------

COSTS OF SALES AND OPERATING EXPENSES
  Refining and Marketing ........................................     1,117.4        972.7
  Marine Services ...............................................        43.0         38.7
  Depreciation and amortization .................................        11.4          9.9
                                                                    ---------    ---------
     Total Cost of Sales and Operating Expenses .................     1,171.8      1,021.3
                                                                    ---------    ---------

SEGMENT OPERATING PROFIT ........................................        55.5         34.0

General and administrative expenses .............................       (10.5)        (8.7)
Interest and financing costs, net of capitalized interest .......        (7.5)        (9.6)
Interest income .................................................         0.3          1.5
Other expenses ..................................................        (1.5)        (1.9)
                                                                    ---------    ---------

EARNINGS  BEFORE INCOME TAXES ...................................        36.3         15.3
Income tax provision ............................................        14.6          6.0
                                                                    ---------    ---------

NET EARNINGS ....................................................        21.7          9.3
Preferred dividend requirements .................................         3.0          3.0
                                                                    ---------    ---------

NET EARNINGS APPLICABLE TO COMMON STOCK .........................   $    18.7    $     6.3
                                                                    =========    =========

NET EARNINGS PER SHARE
  Basic .........................................................   $    0.61    $    0.20
                                                                    =========    =========
  Diluted .......................................................   $    0.52    $    0.20
                                                                    =========    =========

WEIGHTED AVERAGE COMMON SHARES - BASIC ..........................        30.9         32.2
                                                                    =========    =========
WEIGHTED AVERAGE COMMON AND POTENTIALLY
  DILUTIVE COMMON SHARES - DILUTED ..............................        41.8         32.3
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                            ----------------------
                                                                                                              2001         2000
                                                                                                            ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net earnings .........................................................................................   $    21.7    $     9.3
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization ......................................................................        12.0         10.5
     Amortization of refinery turnarounds and other non-cash charges ....................................         5.3          5.4
     Deferred income taxes ..............................................................................         8.1          2.1
     Changes in operating assets and liabilities:
       Receivables ......................................................................................        17.4        (28.7)
       Inventories ......................................................................................         0.3        (86.1)
       Accounts payable and accrued liabilities .........................................................       (77.9)        42.5
       Other assets and liabilities .....................................................................        (5.6)         1.8
                                                                                                            ---------    ---------
         Net cash used in operating activities ..........................................................       (18.7)       (43.2)
                                                                                                            ---------    ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures .................................................................................       (33.5)        (9.3)
   Other ................................................................................................         0.7          1.2
                                                                                                            ---------    ---------
         Net cash used in investing activities ..........................................................       (32.8)        (8.1)
                                                                                                            ---------    ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net borrowings  under revolving credit facility ......................................................        42.0         45.0
   Repayments of other debt .............................................................................        (0.3)      (105.0)
   Repurchases of Common Stock ..........................................................................          --         (6.8)
   Payment of dividends on Preferred Stock ..............................................................        (3.0)        (3.0)
   Other ................................................................................................         0.2          0.3
                                                                                                            ---------    ---------
         Net cash from (used in) financing activities ...................................................        38.9        (69.5)
                                                                                                            ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................................................       (12.6)      (120.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................................        14.1        141.8
                                                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................................   $     1.5    $    21.0
                                                                                                            =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid ........................................................................................   $    14.2    $     2.7
                                                                                                            =========    =========
   Income taxes paid ....................................................................................   $     5.4    $      --
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2000 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of the Company's Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE B - INVENTORIES

Components of inventories were as follows (in millions):

                                                     March 31,    December 31,
                                                       2001           2000
                                                     ---------    ------------
     Crude oil and refined products, at LIFO .....   $   248.3    $      248.0
     Fuel products, at FIFO ......................         3.8             4.5
     Merchandise and other .......................         5.6             5.6
     Materials and supplies ......................        16.3            16.2
                                                     ---------    ------------
         Total inventories .......................   $   274.0    $      274.3
                                                     =========    ============

NOTE C - CAPITALIZATION

In 2000, the Company and a group of banks entered into a $250 million unsecured revolving credit facility, consisting of a $150 million, 3-Year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). At March 31, 2001, the Company had $42 million in borrowings and $3.8 million in letters of credit outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's election, at either the Eurodollar Rate plus a margin ranging from 1.0% to 2.0% (6.29% at March 31, 2001) or a Base Rate (8.0% at March 31, 2001).

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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


and more than $15.9375, each PIES outstanding converts into a fraction ($15.9375 divided by the Conversion Price) of a share of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events.

NOTE D - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments: (i) Refining and Marketing and (ii) Marine Services. Management evaluates the performance of its segments and allocates resources based on segment operating profit and EBITDA. Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit. EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. While not purporting to reflect any U.S. GAAP measurement of the Company's operations or cash flows, EBITDA is used by management for additional analysis. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

For the periods presented, intersegment revenues were not significant. Segment information is as follows (in millions):

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------
REVENUES
   Refining and Marketing:
     Refined products ...........................................   $  1,107.8    $    956.0
     Other, primarily crude oil resales and merchandise .........         73.1          56.2
   Marine Services ..............................................         46.4          43.1
                                                                    ----------    ----------
       Total Revenues ...........................................   $  1,227.3    $  1,055.3
                                                                    ==========    ==========

SEGMENT OPERATING PROFIT
   Refining and Marketing .......................................   $     52.8    $     30.2
   Marine Services ..............................................          2.7           3.8
                                                                    ----------    ----------
       Total Segment Operating Profit ...........................         55.5          34.0
   Corporate and Unallocated Costs ..............................        (19.2)        (18.7)
                                                                    ----------    ----------
   Earnings Before Income Taxes .................................   $     36.3    $     15.3
                                                                    ==========    ==========

EBITDA
   Refining and Marketing .......................................   $     63.5    $     39.5
   Marine Services ..............................................          3.4           4.4
                                                                    ----------    ----------
       Total Segment EBITDA .....................................         66.9          43.9
   Corporate and Unallocated ....................................        (11.1)         (8.5)
                                                                    ----------    ----------
       Total EBITDA .............................................         55.8          35.4
   Depreciation and Amortization ................................        (12.0)        (10.5)
   Interest and Financing Costs .................................         (7.5)         (9.6)
                                                                    ----------    ----------
   Earnings Before Income Taxes .................................   $     36.3    $     15.3
                                                                    ==========    ==========

DEPRECIATION AND AMORTIZATION
   Refining and Marketing .......................................   $     10.7    $      9.3
   Marine Services ..............................................          0.7           0.6
   Corporate ....................................................          0.6           0.6
                                                                    ----------    ----------
       Total Depreciation and Amortization ......................   $     12.0    $     10.5
                                                                    ==========    ==========

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                      Three Months Ended
                                           March 31,
                                     ---------------------
                                        2001        2000
                                     ---------   ---------
CAPITAL EXPENDITURES
   Refining and Marketing .........  $    31.3   $     7.4
   Marine Services ................        0.2         1.4
   Corporate ......................        2.0         0.5
                                     ---------   ---------
       Total Capital Expenditures..  $    33.5   $     9.3
                                     =========   =========

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not directly associated with the operations of an operating segment. Segment assets were as follows (in millions):

                               March 31,   December 31,
                                 2001          2000
                               ---------   ------------
IDENTIFIABLE ASSETS
   Refining and Marketing...   $ 1,420.6   $    1,405.4
   Marine Services .........        70.5           76.8
   Corporate ...............        40.1           61.4
                               ---------   ------------
       Total Assets ........   $ 1,531.2   $    1,543.6
                               =========   ============

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. The Company has made accruals in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management's best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse effect on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources.

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At March 31, 2001, the Company's accruals for environmental expenses totaled approximately $14.3 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $40 million to $50 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million in capital improvements over the next four years to comply with the second phase of Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II") which was signed into law on January 18, 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's refineries.

On December 21, 2000, the EPA announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its Alaska operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company is currently evaluating the impact of the new diesel fuel standards on production, equipment requirements and related costs.

To comply with other environmental laws and regulations, the Company anticipates it will make capital improvements of approximately $8 million in 2001 and $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the three months ended March 31, 2001, the Company spent approximately $1 million on environmental capital projects.

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

NOTE F - EARNINGS PER SHARE

Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock produced anti-dilutive results for the three months ended March 31, 2000, and in accordance with SFAS No. 128, "Earnings per Share," was not included in the dilutive calculation. Earnings per share calculations are presented below (in millions except per share amounts).

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                      2001       2000
                                                                                    --------   --------
BASIC:
   Numerator:
     Net earnings ...............................................................   $   21.7   $    9.3
     Less dividends on Preferred Stock ..........................................        3.0        3.0
                                                                                    --------   --------
     Net earnings applicable to common shares ...................................   $   18.7   $    6.3
                                                                                    ========   ========

   Denominator:
     Weighted average common shares outstanding .................................       30.9       32.2
                                                                                    ========   ========

   Basic Earnings Per Share .....................................................   $   0.61   $   0.20
                                                                                    ========   ========

DILUTED:
   Numerator:
     Net earnings applicable to common shares ...................................   $   18.7   $    6.3
     Plus impact of assumed conversion of Preferred Stock (dilutive in 2001) ....        3.0         --
                                                                                    --------   --------
       Total ....................................................................   $   21.7   $    6.3
                                                                                    ========   ========

   Denominator:
     Weighted average common shares outstanding .................................       30.9       32.2
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise of stock
         options and other ......................................................        0.6        0.1
       Incremental dilutive shares from assumed conversion
         of Preferred Stock (dilutive in 2001) ..................................       10.3         --
                                                                                    --------   --------
       Total diluted shares .....................................................       41.8       32.3
                                                                                    ========   ========

   Diluted Earnings Per Share ...................................................   $   0.52   $   0.20
                                                                                    ========   ========

NOTE G - NEW ACCOUNTING STANDARD

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation if in a hedging relationship. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition, results of operations or cash flows.

The Company periodically enters into derivatives arrangements, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives, which are marked to market with changes in the fair value of the derivatives recognized in earnings in the Condensed Statements of Consolidated Operations and the carrying amounts included in other current assets or accrued liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2001, the Company did not have any derivative instruments that were designated and accounted for as hedges. The Company believes that substantially all of its agreements are normal purchases and sales and that repricing provisions in other agreements are not embedded derivatives.

At March 31, 2001, the Company held exchange traded crude oil futures contracts to purchase 169,000 barrels in May 2001 at a weighted average price of $26.85 per barrel, or a total of $4.5 million. The contracts are accounted for at market prices and had a fair value of $4.4 million at March 31, 2001.

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

STRATEGY

Management's corporate goal is to create shareholder value through improved financial performance and acquisitions. Its strategic objectives are to (i) maximize the Company's earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing existing assets and (ii) increase the Company's competitiveness by expansion in overall size and market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and provide significant operational synergies. The Company is also focused on improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening its marketing activities and improving supply and transportation functions. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through market diversification and related acquisitions. Management's goal is to achieve a minimum earnings per share of $3.00 for 2002, based on the objective to acquire strategic assets that will be accretive to earnings and the expected benefits from profit improvement programs. In addition, management expects to achieve, over time, a 12% aftertax return on capital employed. For the three months ended March 31, 2001, the Company earned a 9.8% annualized aftertax return on capital employed.

The Company's manufacturing strategy includes improving refinery reliability and safety, improving refining processes, and controlling manufacturing costs. The Company commenced a heavy oil conversion project at its Washington refinery in 2000, which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The Company expects to spend approximately $100 million (including capitalized interest) for this project, of which $38.5 million had been spent through March 31, 2001. The upgrade of the fluid catalytic cracking unit ("FCC"), the final major component of the heavy oil conversion project, was originally expected to be fully operational by late 2001, with construction completed in conjunction with the turnaround of the FCC. Because margins are expected to be stronger in the fourth quarter of 2001 than in the first quarter of 2002, the Company has postponed the planned turnaround of the FCC until the first quarter of 2002. Management believes that this postponement and other factors will increase average refinery throughput at least 5,000 barrels per day ("bpd"), resulting in an average throughput of 255,000 bpd to 260,000 bpd for the year 2001.

The manufacturing goals for 2001 are to achieve $4 million to $6 million in profit improvement in 2001, which initially included the impact of the completion of the heavy oil conversion project during late 2001 and other manufacturing initiatives. Management believes that the impact of delaying the start-up of the heavy oil conversion project, as previously discussed, will be more than offset by the Company's ability to run at increased throughput levels during the fourth quarter of 2001.

Management originally estimated that the total heavy oil conversion project would increase annual operating profit by $30 million to $40 million. However, based upon price differentials between light and heavy crude oils and between light and heavy refined products for the twelve months ended April 30, 2001, management estimates that the heavy oil conversion project would have increased annual operating profit by approximately $50 million, if it had been in operation during that period. The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among others, refinery throughput; market values of light and heavy refined products; availability of economic heavy feedstocks; price differentials between light and heavy crude oils; and operating costs, including fuel and utility costs.

Other manufacturing initiatives focus on controlling fuel and utility costs, consolidating refinery purchasing, increasing asphalt production capabilities, upgrading process control systems, increasing jet fuel production and implementing various other cost-savings projects. To address high fuel and utility costs for the near term, the Company installed leased, diesel-fueled generators in late January 2001 to self-generate most of the Washington refinery's power requirements. These generators helped mitigate the impact of high first quarter 2001 electric rates that averaged between $250 per megawatt-hour ("MWH") and $350 per MWH. By self-generating electricity using these diesel-fueled generators at a cost of approximately $130 per MWH to $150 per MWH, the Company estimates it saved almost $4 million during the first quarter of 2001 compared to purchasing electricity at market rates. The Company is acquiring 22 natural gas-fueled generators with emission control packages which will replace the leased, diesel-fueled generators later this year. The natural gas-fueled generators are capable of supplying approximately 22 megawatts of electric power, or approximately 90% to 95% of the Washington refinery's present requirements.

As part of its retail marketing initiatives, the Company has an agreement with Wal-Mart Stores, Inc. ("Wal-Mart") to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company's "Mirastar" brand is used exclusively in its program with Wal-Mart. As of April 30, 2001, the Company had 36 Mirastar stations in operation, 9 Mirastar stations under construction and 50 sites in various stages of development or evaluation. Management expects to have 80 to 90 Mirastar stations operating by the end of 2001 and expects to construct an additional 80 to 90 stations in each of 2002 and 2003. The Company is also adding Company-owned stations and branded stations operated by jobber/dealers to its retail network. As of April 30, 2001, the Company supplied 288 branded sites, including 105 Company-owned and operated sites. Management has targeted an increase to a range of 368 to 378 sites by year-end 2001, primarily through growth in the Mirastar and branded jobber/dealer programs.

In 2000, the Company identified an opportunity to alter its gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the refinery's finished gasoline pool. Sales of these blendstocks increased operating profit in the year 2000 and in the first quarter of 2001. In April 2001, the Company entered into a nonexclusive license agreement that allows the Company to make and sell all gasolines subject to patents held by Union Oil Company of California, a subsidiary of Unocal Corporation. This agreement removes uncertainty regarding patent royalties as the Company expands production and marketing of cleaner-burning gasolines.

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

The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At both March 31, 2001 and December 31, 2000, the Company's inventories of refinery feedstocks and refined products totaled 11.9 million barrels. The Company continues to monitor its inventory positions, and management expects, at this time, that inventories will approximate the same level at year-end 2001. During 2000, inventory levels increased 3.3 million barrels over year-end 1999 levels at an average cost of $29.82 per barrel. Any sales that result in a reduction in inventories during 2001 would have a per barrel cost of sales equal to the sum of $29.82 per barrel plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The average cost of refinery throughput as of March 31, 2001 was approximately $27.19 per barrel, or approximately $2.63 per barrel lower than the cost of the 2000 incremental layer. The average costs of the Company's Refining and Marketing inventories of refinery feedstocks and refined products as of both March 31, 2001 and December 31, 2000 were $20.79 per barrel. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

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

For further information on commodity price and interest rate risks, see Quantitative and Qualitative Disclosures About Market Risk in Item 3 herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

SUMMARY

Tesoro's net earnings were $21.7 million ($0.61 per basic share or $0.52 per diluted share) for the three months ended March 31, 2001 ("2001 Quarter"), compared with net earnings of $9.3 million ($0.20 per basic share and diluted share) for the three months ended March 31, 2000 ("2000 Quarter"). The increase in earnings reflected improvement in operating profit from the Company's Refining and Marketing segment due to higher refined product margins, refinery throughput levels and sales volumes, partially offset by higher expenses.

A discussion and analysis of the factors contributing to the Company's results of operations are presented below. The accompanying Condensed Consolidated Financial Statements and related Notes, together with the following information, are intended to provide shareholders and other investors with a reasonable basis for assessing the Company's operations, but should not serve as the only criteria for predicting the future performance of the Company.

REFINING AND MARKETING

                                                                            Three Months Ended
                                                                               March 31,
                                                                         -----------------------
(Dollars in millions except per barrel amounts)                            2001          2000
                                                                         ---------     ---------

REVENUES
   Refined products ..................................................   $ 1,107.8     $   956.0
   Other revenues, primarily crude oil resales and  merchandise ......        73.1          56.2
                                                                         ---------     ---------
       Total Revenues ................................................   $ 1,180.9     $ 1,012.2
                                                                         =========     =========

SEGMENT OPERATING PROFIT
   Gross margins:
     Refinery (a) ....................................................   $   172.6     $   124.4
     Purchased  product and crude oil resales ........................         4.4          12.4
     Merchandise and other ...........................................         5.4           6.6
                                                                         ---------     ---------
       Total gross margins ...........................................       182.4         143.4
   Operating expenses and other (b) ..................................      (118.9)       (103.9)
   Depreciation and amortization (c) .................................       (10.7)         (9.3)
                                                                         ---------     ---------
       Segment Operating Profit ......................................   $    52.8     $    30.2
                                                                         =========     =========

REFINERY SYSTEM THROUGHPUT (thousand bpd)
   Alaska ............................................................        45.6          39.0
   Hawaii ............................................................        86.7          85.8
   Washington ........................................................       114.2         105.6
                                                                         ---------     ---------
       Total Refinery System Throughput ..............................       246.5         230.4
                                                                         =========     =========

% HEAVY CRUDE OIL OF TOTAL REFINERY SYSTEM THROUGHPUT ................          56%           46%
                                                                         =========     =========

TOTAL REFINERY SYSTEM PRODUCT SPREAD ($/barrel) ......................   $    7.71     $    6.06
                                                                         =========     =========


                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------
REFINED PRODUCTS MANUFACTURED (thousand bpd)
  Gasoline and gasoline blendstocks ...................        88.5        90.9
  Jet fuel ............................................        58.0        54.0
  Diesel fuel .........................................        34.2        30.0
  Heavy oils, residual products and other .............        72.9        63.1
                                                          ---------   ---------
  Total Refined Products Manufactured .................       253.6       238.0
                                                          =========   =========

PRODUCT SALES (thousand bpd)(d)
  Gasoline and gasoline blendstocks ...................       138.9       124.2
  Jet fuel ............................................        77.3        77.1
  Diesel fuel .........................................        55.4        43.9
  Heavy oils, residual products and other .............        60.4        59.5
                                                          ---------   ---------
  Total Product Sales .................................       332.0       304.7
                                                          =========   =========

PRODUCT SALES PRICES ($/barrel)
  Gasoline and gasoline blendstocks ...................   $   41.60   $   37.47
  Jet fuel ............................................   $   36.63   $   36.34
  Diesel fuel .........................................   $   37.97   $   36.38
  Heavy oils, residual products and other .............   $   24.23   $   24.54

PRODUCT SALES MARGIN ($/barrel)(d)
  Average sales price .................................   $   37.06   $   34.51
  Average costs of sales ..............................       31.12       28.99
                                                          ---------   ---------
  Gross Margin ........................................   $    5.94   $    5.52
                                                          =========   =========

---------

(a) Approximates refinery system throughput times refinery system product spread, adjusted for changes in refined product inventory. Refined product inventory decreased approximately 0.5 million barrels during the 2001 Quarter.

(b) Includes manufacturing costs per throughput barrel of $3.44 and $2.90 for the three months ended March 31, 2001 and 2000, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $4.2 million and $5.2 million for the three months ended March 31, 2001 and 2000, respectively.

(c) Includes manufacturing depreciation per throughput barrel of approximately $0.26 and $0.28 for the three months ended March 31, 2001 and 2000, respectively.

(d) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products, and the effects of inventory changes, if any.

Segment operating profit for the Refining and Marketing segment was $52.8 million in the 2001 Quarter, a 75% increase from the 2000 Quarter. The increase was primarily driven by stronger refined product margins and higher refinery throughput and sales volumes. The improvement in refinery margins was partially offset by increases in operating expenses and lower margins from purchased product resales as discussed below.

Revenues from sales of refined products in the Refining and Marketing segment increased 16% to $1,107.8 million in the 2001 Quarter, compared to the 2000 Quarter, due to higher product prices and sales volumes. The Company's average product sales prices increased 7% to $37.06 per barrel in the 2001 Quarter from $34.51 in the 2000 Quarter. Total product sales averaged 332,000 bpd in the 2001 Quarter, an increase of almost 9% from the 2000 Quarter. Other revenues increased in the 2001 Quarter primarily due to crude oil resales of approximately $58.2 million in the 2001 Quarter compared to $40.7 million in the 2000 Quarter. The increase in cost of sales reflected higher costs of crude oil and purchased products due to higher prices and volumes.

Refinery gross margin increased 39% to $172.6 million in the 2001 Quarter, reflecting higher volumes and a 27% increase in average refinery system product spread per barrel to $7.71 in the 2001 Quarter. Industry refining margins remained strong in the western U.S. during the 2001 Quarter, reflecting the continued tightness of supply and refining capacity in the region. The Company was able to capitalize on these conditions by increasing refinery throughput 7% to 246,500 bpd in the 2001 Quarter. Margins also benefited by increasing the amount of lower-cost, heavy crude processed through the Company's refineries. In marketing, the Company altered its gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the finished gasoline pool. The flexibility to sell these products added approximately $8 million to segment operating profit in the 2001 Quarter as compared to the values received from sales of conventional gasoline.

Margins on purchased product and crude oil resales declined by $8.0 million in the 2001 Quarter as compared to the 2000 Quarter. Market conditions during the 2000 Quarter offered greater profit opportunities compared to market conditions during the 2001 Quarter.

Operating expenses and other, excluding depreciation, increased by $15.0 million to $118.9 million in the 2001 Quarter, primarily due to higher costs for utilities and fuel, higher throughput and increased employee costs.

MARINE SERVICES

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
(Dollars in millions)                                   2001        2000
                                                     ---------   ---------
Revenues:
   Fuels .........................................   $    39.1   $    34.9
   Lubricants and other ..........................         3.8         3.8
   Services ......................................         3.5         3.2
   Other income ..................................          --         1.2
                                                     ---------   ---------
     Total Revenues ..............................        46.4        43.1
Costs of Sales ...................................        35.3        31.0
                                                     ---------   ---------
     Gross Profit ................................        11.1        12.1
Operating Expenses and Other .....................         7.7         7.7
Depreciation and Amortization ....................         0.7         0.6
                                                     ---------   ---------
   Segment Operating Profit ......................   $     2.7   $     3.8
                                                     =========   =========

Sales Volumes (millions of gallons):
   Fuels, primarily diesel .......................        42.3        41.5
   Lubricants ....................................         0.5         0.5

Segment operating profit declined by $1.1 million during the 2001 Quarter. Included in the 2000 Quarter was other income of $1.2 million from settlement of a service contract. Excluding this income, operating profit for the 2001 Quarter remained flat as compared to the prior year quarter. Revenues increased approximately 8% from the 2000 Quarter, to $46.4 million, reflecting higher fuel prices, fuel sales volumes, and services revenues. Sales volumes and services revenues increased from the 2000 Quarter, reflecting an increase in customer exploration and development activities in the U.S. Gulf of Mexico compared with the 2000 Quarter. The increase in cost of sales also reflected the higher fuel sales volumes and prices.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1.8 million during the 2001 Quarter. The increase was primarily due to higher employee compensation and benefit costs.

INTEREST AND FINANCING COSTS

Interest and financing costs decreased by $2.1 million during the 2001 Quarter, reflecting lower borrowings and lower interest rates on floating rate debt. Capitalized interest on major projects amounted to $0.9 million in the 2001 Quarter, whereas no interest was capitalized in the 2000 Quarter.

INTEREST INCOME

Interest income decreased by $1.2 million from the 2000 Quarter when a portion of the proceeds from the December 1999 sales of exploration and production operations was temporarily invested. A substantial portion of those proceeds was used to repay debt in March 2000.

INCOME TAX PROVISION

The increase of $8.6 million in the income tax provision during the 2001 Quarter, compared with the 2000 Quarter, reflected the increase in pretax earnings. The combined federal and state effective income tax rate was approximately 40% in both the 2001 and 2000 Quarters.

OUTLOOK AND OTHER FACTORS

Management continues to believe that industry margins for 2001 will be better than the five-year historical average and had previously expected margins for 2001 to be lower than for the prior year; however, management currently expects margins for 2001 to exceed margins for 2000 due to, among other things:

o      Supply/demand balances are currently tight in the western U.S.

o Regional demand is becoming more product specific leading to potential supply and distribution problems, particularly for gasoline and gasoline components.

o In advance of a California regulation to eliminate an oxygenate component from gasoline, certain manufacturers are selling ethanol blended gasoline on a limited basis. On a larger scale, this change will require an upgrade of the distribution infrastructure which could further unsettle the market.

o With continuing growth in demand and minimal growth in regional supply, unscheduled supply disruptions could result in volatile increases in prices.

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

Assuming that industry margins continue to remain stronger than historical averages and product demand remains healthy, management expects the Company's refinery throughput to be approximately 257,000 bpd for the second quarter of 2001. Management expects throughput to average between 255,000 bpd to 260,000 bpd for the year 2001. Management believes throughput will increase at least 5,000 bpd over the previously announced level due to the postponement of the Washington refinery turnaround from the 2001 fourth quarter to the 2002 first quarter and other factors. The Company's actual throughput for 2001 may differ from the projections discussed above due to market conditions, the availability and costs of crude oil, the demand for refined products and other factors.

Based on many of the factors above, management expects the Company's earnings for the second quarter of 2001 to be more than double last year's second quarter diluted earnings per share of $0.35. Management expects that margins for the second and third quarters of 2001 will be stronger than the corresponding quarters in 2000, and that fourth quarter 2001 margins will be weaker than the first quarter 2001. Given this assessment, the outlook for the year 2001 is now stronger than 2000. Therefore, management has raised its year 2001 earnings per share expectation to the range of $2.40 to $3.00 per share from the previously announced range of $1.60 to $2.00 per share as a result of the Company exceeding its first quarter forecast, the positive earnings impact of postponing the Washington refinery turnaround until 2002, and an improved outlook for the 2001 second quarter. However, future profitability of the Company will continue to be influenced by market conditions and other factors that are beyond the control of the Company. See "Forward-Looking Statements" on page 20 and "Business Environment" on page 12 for further information related to these factors.

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

CAPITALIZATION

The Company's capital structure at March 31, 2001 was comprised of the following (in millions):


             Debt and other obligations outstanding, including current maturities:
               Credit Facility .......................................................   $   42
               9% Senior Subordinated Notes, due 2008 ................................      297
               Other obligations .....................................................       11
                                                                                         ------
                  Total debt and other obligations ...................................      350
             Mandatorily Convertible Preferred Stock .................................      165
             Common stockholders' equity .............................................      525
                                                                                         ------
                  Total Capitalization ...............................................   $1,040
                                                                                         ======

At March 31, 2001, the Company's debt to capitalization ratio was 34% compared with 32% at year-end 2000, reflecting increased Credit Facility borrowings used primarily to reduce accounts payable.

The Credit Facility, Senior Subordinated Notes and Preferred Stock impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities.

CREDIT FACILITY

In 2000, the Company and a group of banks entered into a $250 million unsecured revolving credit facility, consisting of a $150 million, 3-year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval. The Company has until August 4, 2001 to give notice to extend the 364-Day Revolving Credit Agreement. Management has not yet determined whether it will request an extension.

At March 31, 2001, the Company had $42 million in borrowings and $3.8 million in letters of credit outstanding under the Credit Facility, resulting in unused credit availability of $204.2 million. Based on current needs, the $250 million capacity under the Credit Facility, together with internally-generated cash flows, is expected to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes.

PREFERRED DIVIDENDS

The Company has 10,350,000 Premium Income Equity Securities ("PIES") outstanding, which represent fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock ("Preferred Stock"). Holders of PIES are entitled to receive a cash dividend until the PIES are converted to Common Stock. The scheduled dividends on the PIES total $3 million per quarter, with the last scheduled quarterly payment due on July 1, 2001. The PIES will automatically convert into shares of Common Stock on July 1, 2001, at a rate based upon a formula dependent upon the market price of Common Stock at the time of conversion. The maximum conversion rate on July 1, 2001 would require each PIES to convert into one share of Common Stock. Before July 1, 2001, each PIES is convertible, at the option of the holder thereof, into 0.8455 shares of Common Stock, subject to adjustment in certain events. For further information, see Note C of Notes to Condensed Consolidated Financial Statements in Part I,
Item I.

COMMON STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flows. The stock may be used to meet employee benefit plan requirements and other corporate purposes. The Company repurchased 1,627,400 shares of Common Stock in 2000, and may repurchase up to 1,372,600 additional shares under the program.

CAPITAL SPENDING

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

During the 2001 Quarter, the Company's capital expenditures totaled $34 million. In manufacturing, the Company is constructing a heavy oil conversion project at its Washington refinery. Management believes that this project, which has an estimated total cost of approximately $100 million (including capitalized interest), will be completed in the first quarter of 2002. Capital expenditures for this project were approximately $16 million in the 2001 Quarter. Capital spending for the Mirastar and other retail marketing programs totaled $6 million during the 2001 Quarter. Other capital spending during the 2001 Quarter included $12 million for other projects, primarily natural gas-fueled generators, modernization of refinery control systems, and other system upgrades.

MAJOR MAINTENANCE COSTS

The Company has scheduled a turnaround for the Alaska refinery in the second quarter of 2001 at an estimated cost of $11 million and has rescheduled turnarounds of certain processing units at the Washington refinery with an estimated cost of $20 million to the first quarter of 2002. Amortization of turnaround costs, other major maintenance projects and catalysts are projected to total $21 million in 2001. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $5 million in the 2001 Quarter.

CASH FLOW SUMMARY

Components of the Company's cash flows are set forth below (in millions):

                                                Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  2001         2000
                                               ---------    ---------
   Cash Flows From (Used In):
     Operating Activities ..................   $   (18.7)   $   (43.2)
     Investing Activities ..................       (32.8)        (8.1)
     Financing Activities ..................        38.9        (69.5)
                                               ---------    ---------
   Decrease in Cash and Cash Equivalents ...   $   (12.6)   $  (120.8)
                                               =========    =========

Net cash used in operating activities during the 2001 Quarter totaled $18.7 million, compared to $43.2 million used in operations in the 2000 Quarter. This improvement was primarily due to higher earnings before depreciation and amortization and other non-cash charges. Net cash used in investing activities of $32.8 million in the 2001 Quarter included capital expenditures of $33.5 million, partly offset by proceeds from sales of assets. Net cash from financing activities of $38.9 million in the 2001 Quarter included net borrowings of $42 million under the Credit Facility, partly offset by Preferred Stock dividend payments of $3 million. Gross borrowings amounted to $225 million and repayments under revolving credit lines amounted to $183 million during the 2001 Quarter. Working capital totaled $298 million at March 31, 2001 compared to $248 million at year-end 2000.

ENVIRONMENTAL AND OTHER

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its own properties. At March 31, 2001, the Company's accruals for environmental expenses totaled approximately $14.3 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company is currently evaluating certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $40 million to $50 million at its Washington refinery. Additionally, the Company expects to spend approximately $15 million in capital improvements over the next four years to comply with the second phase of Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II") which was signed into law on January 18, 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's refineries.

On December 21, 2000, the U.S. Environmental Protection Agency announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra low sulfur diesel in Alaska will not be significant and should not have a material impact on its Alaska operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company is currently evaluating the impact of the new diesel fuel standards on production, equipment requirements and related costs.

To comply with other environmental laws and regulations, the Company anticipates it will make capital improvements of approximately $8 million in 2001 and $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2001 Quarter, the Company spent approximately $1 million on environmental capital projects.

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

For further information on environmental matters and other contingencies, see Note E of Notes to Condensed Consolidated Financial Statements in Part I, Item I.

NEW ACCOUNTING STANDARD

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition, results of operations
                                       19
or cash flows. For further information on SFAS No. 133, see Note G of Notes to Condensed Consolidated Financial Statements in Part I, Item I.

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

The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At both March 31, 2001, and December 31, 2000 the Company's inventories of refinery feedstocks and refined products totaled 11.9 million barrels. The Company continues to monitor its inventory positions, and management expects, at this time, that inventories will approximate the same level at year-end 2001. During 2000, inventory levels increased 3.3 million barrels over year-end 1999 levels at an average cost of $29.82 per barrel. Any sales that result in a reduction in inventories during 2001 would have a per barrel cost of sales equal to the sum of $29.82 per barrel plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The average cost of refinery throughput as of March 31, 2001 was approximately $27.19 per barrel, or $2.63 per barrel lower than the cost of the 2000 incremental layer. The average costs of the Company's Refining and Marketing inventories of refinery feedstocks and refined products as of both December 31, 2000 and March 31, 2001 were $20.79 per barrel. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

The Company periodically enters into derivative type arrangements on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives which are marked to market with changes in the fair value of the derivatives recognized in earnings. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results, financial position or cash flows. At March 31, 2001, the Company held exchange traded crude oil futures contracts to purchase 169,000 barrels in May 2001 at a weighted average price of $26.85 per barrel, or a total of $4.5 million. The contracts are accounted for at market prices and had a fair value of $4.4 million at March 31, 2001.

INTEREST RATE RISK

The Company had $42 million of outstanding floating-rate debt under the Credit Facility and $308 million of fixed-rate debt at March 31, 2001. The weighted average interest rate on the floating-rate debt was 6.37% at March 31, 2001. The impact on annual cash flow of a 10% change in the floating rate for the Credit Facility (64 basis points) would be approximately $0.3 million.

The fair market value of the Company's fixed-rate debt at March 31, 2001 was approximately $9 million greater than its book value of $308 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes, due in 2008.

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     None.

              (b)    Reports on Form 8-K.

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TESORO PETROLEUM CORPORATION
                                                    REGISTRANT




Date:   May 15, 2001                   /s/  BRUCE A. SMITH
                               ----------------------------------------------
                                            Bruce A. Smith
                                    Chairman of the Board of Directors,
                                   President and Chief Executive Officer




Date:   May 15, 2001                    /s/ GREGORY A. WRIGHT
                               ----------------------------------------------
                                            Gregory A. Wright
                               Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)