Form 10-Q
period 2001-06-30
TESORO PETROLEUM CORP /NEW/
filed 2001-08-14
CIK 50104

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                       ----------------------------------



         There were 41,364,199 shares of the registrant's Common Stock outstanding at July 31, 2001.



================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                                            PAGE

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000    ................     3

           Condensed Statements of Consolidated Operations - Three Months and Six Months
           Ended June 30, 2001 and 2000...................................................................     4

           Condensed Statements of Consolidated Cash Flows - Six Months Ended
           June 30, 2001 and 2000.........................................................................     5

           Notes to Condensed Consolidated Financial Statements...........................................     6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations..................................................................................    12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    23


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..............................................................................    25

   Item 4. Submission of Matters to a Vote of Security Holders............................................    25

   Item 6. Exhibits and Reports on Form 8-K...............................................................    26


SIGNATURES................................................................................................    27

EXHIBIT INDEX.............................................................................................    28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                                           June 30,         December 31,
                                                                                             2001               2000
                                                                                         ------------       ------------


                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ......................................................      $        1.9       $       14.1
   Receivables, less allowance for doubtful accounts ..............................             340.5              334.5
   Inventories ....................................................................             307.8              274.3
   Prepayments and other ..........................................................               8.2                7.3
                                                                                         ------------       ------------
     Total Current Assets .........................................................             658.4              630.2
                                                                                         ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
   Refining and Marketing .........................................................           1,065.8              991.1
   Marine Services ................................................................              51.2               50.3
   Corporate ......................................................................              29.3               25.1
                                                                                         ------------       ------------
                                                                                              1,146.3            1,066.5
   Less accumulated depreciation and amortization .................................             305.6              285.1
                                                                                         ------------       ------------
     Net Property, Plant and Equipment ............................................             840.7              781.4
                                                                                         ------------       ------------

OTHER ASSETS ......................................................................             129.8              132.0
                                                                                         ------------       ------------

       Total Assets ...............................................................      $    1,628.9       $    1,543.6
                                                                                         ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...............................................................      $      265.2       $      281.6
   Accrued liabilities ............................................................              86.1               97.0
   Current maturities of debt and other obligations ...............................               3.7                3.8
                                                                                         ------------       ------------
     Total Current Liabilities ....................................................             355.0              382.4
                                                                                         ------------       ------------

DEFERRED INCOME TAXES .............................................................             120.7              107.2
                                                                                         ------------       ------------

OTHER LIABILITIES .................................................................              78.5               77.3
                                                                                         ------------       ------------

DEBT AND OTHER OBLIGATIONS ........................................................             352.6              306.8
                                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares:
     7.25% Mandatorily Convertible Preferred Stock, 103,500 shares issued and
     outstanding ..................................................................             165.0              165.0
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     33,020,881 shares issued (32,739,592 in 2000) ................................               5.4                5.4
   Additional paid-in capital .....................................................             285.2              280.0
   Retained earnings ..............................................................             285.1              239.9
   Treasury stock, 1,777,095 common shares (1,920,281 in 2000), at cost ...........             (18.6)             (20.4)
                                                                                         ------------       ------------
     Total Stockholders' Equity ...................................................             722.1              669.9
                                                                                         ------------       ------------

       Total Liabilities and Stockholders' Equity .................................      $    1,628.9       $    1,543.6
                                                                                         ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                  -------------------------     -------------------------
                                                                     2001           2000           2001           2000
                                                                  ----------     ----------     ----------     ----------
REVENUES
  Refining and Marketing .....................................    $  1,252.2     $  1,176.0     $  2,433.1     $  2,188.2
  Marine Services ............................................          47.4           42.2           93.8           85.3
                                                                  ----------     ----------     ----------     ----------
     Total Revenues ..........................................       1,299.6        1,218.2        2,526.9        2,273.5
                                                                  ----------     ----------     ----------     ----------

COSTS OF SALES AND OPERATING EXPENSES
  Refining and Marketing .....................................       1,178.0        1,126.2        2,295.4        2,098.9
  Marine Services ............................................          43.4           39.6           86.4           78.3
  Depreciation and amortization ..............................          10.2            9.9           21.6           19.8
                                                                  ----------     ----------     ----------     ----------
     Total Cost of Sales and Operating Expenses ..............       1,231.6        1,175.7        2,403.4        2,197.0
                                                                  ----------     ----------     ----------     ----------

SEGMENT OPERATING PROFIT .....................................          68.0           42.5          123.5           76.5

General and administrative expenses ..........................         (10.8)          (8.9)         (21.3)         (17.6)
Interest and financing costs, net of capitalized interest ....          (6.6)          (8.3)         (14.1)         (17.9)
Interest income ..............................................           0.2            0.3            0.5            1.8
Other expenses ...............................................          (1.6)          (1.5)          (3.1)          (3.4)
                                                                  ----------     ----------     ----------     ----------

EARNINGS  BEFORE INCOME TAXES ................................          49.2           24.1           85.5           39.4
Income tax provision .........................................          19.7            9.5           34.3           15.5
                                                                  ----------     ----------     ----------     ----------

NET EARNINGS .................................................          29.5           14.6           51.2           23.9
Preferred dividend requirements ..............................           3.0            3.0            6.0            6.0
                                                                  ----------     ----------     ----------     ----------

NET EARNINGS APPLICABLE TO COMMON STOCK ......................    $     26.5     $     11.6     $     45.2     $     17.9
                                                                  ==========     ==========     ==========     ==========

NET EARNINGS PER SHARE
  Basic ......................................................    $     0.85     $     0.37     $     1.46     $     0.57
                                                                  ==========     ==========     ==========     ==========
  Diluted ....................................................    $     0.70     $     0.35     $     1.22     $     0.56
                                                                  ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES -
  BASIC ......................................................          31.1           31.1           31.0           31.6
                                                                  ==========     ==========     ==========     ==========
WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES -
  DILUTED ....................................................          42.3           41.7           42.0           31.8
                                                                  ==========     ==========     ==========     ==========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                            -------------------------
                                                                                               2001           2000
                                                                                            ----------     ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net earnings ........................................................................    $     51.2     $     23.9
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization .....................................................          22.9           21.0
     Amortization of refinery turnarounds and other non-cash charges ...................          11.8           11.6
     Deferred income taxes .............................................................          13.5            5.7
     Changes in operating assets and liabilities:
       Receivables .....................................................................         (10.4)         (39.6)
       Inventories .....................................................................         (33.5)        (100.1)
       Accounts payable and accrued liabilities ........................................         (23.9)          53.4
       Other assets and liabilities ....................................................          (8.4)           1.4
                                                                                            ----------     ----------
         Net cash from (used in) operating activities ..................................          23.2          (22.7)
                                                                                            ----------     ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures ................................................................         (81.9)         (23.5)
   Other ...............................................................................           2.5            1.6
                                                                                            ----------     ----------
         Net cash used in investing activities .........................................         (79.4)         (21.9)
                                                                                            ----------     ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net borrowings under revolving credit facility ......................................          49.0           38.0
   Repayments of other debt ............................................................          (0.5)        (105.3)
   Repurchases of Common Stock .........................................................            --          (15.5)
   Payment of dividends on Preferred Stock .............................................          (6.0)          (6.0)
   Other ...............................................................................           1.5            0.2
                                                                                            ----------     ----------
         Net cash from (used in) financing activities ..................................          44.0          (88.6)
                                                                                            ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS ..................................................         (12.2)        (133.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................          14.1          141.8
                                                                                            ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................    $      1.9     $      8.6
                                                                                            ==========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid, net of capitalized interest ..........................................    $     12.6     $      3.7
                                                                                            ==========     ==========
   Income taxes paid ...................................................................    $     29.9     $      8.1
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2000 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. Unless otherwise indicated, the Notes do not include amounts and disclosures related to the acquisitions described in Note B. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE B - ACQUISITIONS

On July 16, 2001, the Company entered into agreements to acquire certain assets from affiliates of BP, p.l.c. ("BP") for $677 million, excluding working capital (the "BP Acquisitions"). The assets to be acquired include a 60,000-barrel per day refinery in Mandan, North Dakota and a 55,000-barrel per day refinery in Salt Lake City, Utah together with associated crude and product pipelines in North Dakota, and bulk storage facilities, eight product distribution terminals and 43 retail gasoline stations in Utah, Idaho, North Dakota and Minnesota. BP will also assign to Tesoro contracts to supply refined products to approximately 280 Amoco-branded stations that are owned by about 80 jobbers. Management anticipates that these transactions will close by the end of the third quarter or early fourth quarter of 2001, subject to certain closing conditions, including regulatory approvals.

The purchase price will be financed with debt. In this regard, Tesoro has obtained a commitment from Lehman Brothers Inc. to arrange a new senior secured credit facility (the "Senior Secured Credit Facility") in the amount of $1.0 billion. The Senior Secured Credit Facility will consist of a $175 million Revolving Credit Facility, an $85 million Term Loan A Credit Facility, a $90 million Delayed Draw Term Loan Facility (used solely to fund the purchase of the North Dakota crude oil pipeline system), a $300 million Term Loan B Credit Facility and a $350 million Capital Markets Term Loan Facility. The Company expects to issue approximately $350 million of senior subordinated notes (the "Notes Offering") to replace the $350 million Capital Markets Term Loan Facility. The Senior Secured Credit Facility will be guaranteed by substantially all of the Company's active domestic subsidiaries and will be secured by substantially all material present and future assets of the Company and its subsidiaries and will be additionally secured by a pledge of stock of all current and future subsidiaries.

Borrowings under the Senior Secured Credit Facility, together with the proceeds of the Notes Offering, will be used to fund the BP Acquisitions, to refinance an existing credit facility, to pay certain fees and expenses related to the transactions and for general corporate purposes (including working capital requirements).

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVENTORIES

Components of inventories were as follows (in millions):

                                                              June 30,     December 31,
                                                               2001             2000
                                                           ------------    ------------

Crude oil and refined products, at LIFO ...............    $      282.9    $      248.0
Fuel products, at FIFO ................................             2.7             4.5
Merchandise and other .................................             5.8             5.6
Materials and supplies ................................            16.4            16.2
                                                           ------------    ------------
    Total inventories .................................    $      307.8    $      274.3
                                                           ============    ============

NOTE D - CAPITALIZATION

In 2000, the Company and a group of banks entered into a $250 million unsecured revolving credit facility, consisting of a $150 million, 3-Year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Existing Credit Facility"). At June 30, 2001, the Company had $49 million in borrowings outstanding and $1 million in letters of credit outstanding under the Existing Credit Facility, resulting in unused credit availability of $200 million. Borrowings under the Existing Credit Facility bear interest, at the Company's election, at either the Eurodollar Rate plus a margin ranging from 1.0% to 2.0% (4.9% at June 30, 2001) or a Base Rate (6.75% at June 30, 2001).

For information related to the financing of the pending BP Acquisitions and replacement of the Existing Credit Facility, see Note B.

The Company had 10,350,000 Premium Income Equity Securities ("PIES") outstanding at June 30, 2001, which represented fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock. Effective July 1, 2001, the PIES automatically converted into 10,350,000 shares of Common Stock. Following conversion, the Company had approximately 41.6 million shares of Common Stock outstanding. The final quarterly cash dividends on the PIES were paid on July 2, 2001.

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Through June 30, 2001, the Company had repurchased 1,627,400 shares of Common Stock. In July 2001, the Company repurchased an additional 254,000 shares of its Common Stock at an average cost of $11.45 per share, or an aggregate of approximately $3 million.

NOTE E - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments: (i) Refining and Marketing and (ii) Marine Services. Management evaluates its segments based on segment operating profit and EBITDA. Segment operating profit includes those revenues and expenses that are directly attributable to management of the respective segment. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating profit. EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. While not purporting to reflect any U.S. GAAP measurement of the Company's operations or cash flows, EBITDA is used by management for additional analysis. This measure may not be comparable to similarly titled measures used by other entities. Operating segment EBITDA is equal to segment operating profit before depreciation and amortization related to each segment.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


For the periods presented, intersegment revenues were not significant. Segment information is as follows (in millions):

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                                -----------------------------     -----------------------------
                                                                    2001             2000             2001             2000
                                                                ------------     ------------     ------------     ------------
REVENUES
   Refining and Marketing:
     Refined products ......................................    $    1,175.0     $    1,066.5     $    2,282.8     $    2,022.5
     Other, primarily crude oil resales and merchandise ....            77.2            109.5            150.3            165.7
   Marine Services .........................................            47.4             42.2             93.8             85.3
                                                                ------------     ------------     ------------     ------------
       Total Revenues ......................................    $    1,299.6     $    1,218.2     $    2,526.9     $    2,273.5
                                                                ============     ============     ============     ============

SEGMENT OPERATING PROFIT
   Refining and Marketing ..................................    $       64.7     $       40.5     $      117.5     $       70.7
   Marine Services .........................................             3.3              2.0              6.0              5.8
                                                                ------------     ------------     ------------     ------------
       Total Segment Operating Profit ......................            68.0             42.5            123.5             76.5
   Corporate and Unallocated Costs .........................           (18.8)           (18.4)           (38.0)           (37.1)
                                                                ------------     ------------     ------------     ------------
   Earnings Before Income Taxes ............................    $       49.2     $       24.1     $       85.5     $       39.4
                                                                ============     ============     ============     ============

EBITDA
   Refining and Marketing ..................................    $       74.2     $       49.8     $      137.7     $       89.3
   Marine Services .........................................             4.0              2.6              7.4              7.0
                                                                ------------     ------------     ------------     ------------
       Total Segment EBITDA ................................            78.2             52.4            145.1             96.3
   Corporate and Unallocated ...............................           (11.5)            (9.5)           (22.6)           (18.0)
                                                                ------------     ------------     ------------     ------------
       Total EBITDA ........................................            66.7             42.9            122.5             78.3
   Depreciation and Amortization ...........................           (10.9)           (10.5)           (22.9)           (21.0)
   Interest and Financing Costs ............................            (6.6)            (8.3)           (14.1)           (17.9)
                                                                ------------     ------------     ------------     ------------
   Earnings Before Income Taxes ............................    $       49.2     $       24.1     $       85.5     $       39.4
                                                                ============     ============     ============     ============

DEPRECIATION AND AMORTIZATION
   Refining and Marketing ..................................    $        9.5     $        9.3     $       20.2     $       18.6
   Marine Services .........................................             0.7              0.6              1.4              1.2
   Corporate ...............................................             0.7              0.6              1.3              1.2
                                                                ------------     ------------     ------------     ------------
       Total Depreciation and Amortization .................    $       10.9     $       10.5     $       22.9     $       21.0
                                                                ============     ============     ============     ============

CAPITAL EXPENDITURES
   Refining and Marketing ..................................    $       45.3     $       13.6     $       76.6     $       21.0
   Marine Services .........................................             0.8              0.5              1.0              1.9
   Corporate ...............................................             2.3              0.1              4.3              0.6
                                                                ------------     ------------     ------------     ------------
       Total Capital Expenditures ..........................    $       48.4     $       14.2     $       81.9     $       23.5
                                                                ============     ============     ============     ============

Identifiable assets are those assets utilized by the segment. Corporate assets include cash and other assets that are not directly associated with the operations of a business segment.

                                         June 30,      December 31,
                                           2001            2000
                                       ------------    ------------
IDENTIFIABLE ASSETS
   Refining and Marketing .........    $    1,515.4    $    1,405.4
   Marine Services ................            70.2            76.8
   Corporate ......................            43.3            61.4
                                       ------------    ------------
       Total Assets ...............    $    1,628.9    $    1,543.6
                                       ============    ============

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

The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At June 30, 2001, the Company's accruals for environmental expenses totaled approximately $15 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company continues to evaluate certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet this revised gasoline standard at its existing refineries, the Company expects to make capital improvements of approximately $40 million to $50 million at its Washington refinery.

The Company expects to spend approximately $15 million in capital improvements at its existing refineries over the next four years to comply with the second phase of Maximum Achievable Control Technologies ("Refinery MACT II") which was signed into law in January 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's existing refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals. As an alternative to making capital improvements of $15 million solely to meet the Refinery MACT II requirements, the Company is evaluating making capital improvements of $30 million to meet both the Refinery MACT II requirements and long-term reduction goals for sulfur emissions.

The EPA has also announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra-low sulfur diesel in Alaska will not be significant and should not have a material impact on its Alaska operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company continues to evaluate the impact of the new diesel fuel standards on production, equipment requirements and related costs.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


To comply with other environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $8 million in 2001 and $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the six months ended June 30, 2001, the Company spent approximately $3 million on environmental capital projects.

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

NOTE G - EARNINGS PER SHARE

Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The assumed conversion of Preferred Stock to 10.35 million shares of Common Stock produced anti-dilutive results for the six months ended June 30, 2000, and in accordance with SFAS No. 128, "Earnings per Share," was not included in the dilutive calculation. Earnings per share calculations are presented below (in millions except per share amounts):

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                        June 30,
                                                                   ----------------------------    ----------------------------
                                                                       2001           2000             2001           2000
                                                                   ------------    ------------    ------------    ------------
BASIC:
   Numerator:
     Net earnings .............................................    $       29.5    $       14.6    $       51.2    $       23.9
     Less dividends on Preferred Stock ........................             3.0             3.0             6.0             6.0
                                                                   ------------    ------------    ------------    ------------
     Net earnings applicable to common shares .................    $       26.5    $       11.6    $       45.2    $       17.9
                                                                   ============    ============    ============    ============

   Denominator:
     Weighted average common shares outstanding ...............            31.1            31.1            31.0            31.6
                                                                   ============    ============    ============    ============

   Basic Earnings Per Share ...................................    $       0.85    $       0.37    $       1.46    $       0.57
                                                                   ============    ============    ============    ============

DILUTED:
   Numerator:
     Net earnings applicable to common shares .................    $       26.5    $       11.6    $       45.2    $       17.9
     Plus impact of assumed conversion of Preferred Stock .....             3.0             3.0             6.0              --
                                                                   ------------    ------------    ------------    ------------
       Total ..................................................    $       29.5    $       14.6    $       51.2    $       17.9
                                                                   ============    ============    ============    ============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                 Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                --------------------    --------------------
                                                                  2001        2000        2001        2000
                                                                --------    --------    --------    --------
Denominator:
  Weighted average common shares outstanding ...............        31.1        31.1        31.0        31.6
  Add potentially dilutive securities:
    Incremental dilutive shares from assumed exercise of
      stock options and other ..............................         0.9         0.3         0.7         0.2
    Incremental dilutive shares from assumed conversion
      of Preferred Stock ...................................        10.3        10.3        10.3          --
                                                                --------    --------    --------    --------
        Total diluted shares ...............................        42.3        41.7        42.0        31.8
                                                                ========    ========    ========    ========

Diluted Earnings Per Share .................................    $   0.70    $   0.35    $   1.22    $   0.56
                                                                ========    ========    ========    ========

NOTE H - NEW ACCOUNTING STANDARDS

SFAS NO. 133 AND SFAS NO. 138

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

The Company periodically enters into derivatives arrangements, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives, which are marked to market with changes in the fair value of the derivatives recognized in earnings in the Condensed Statements of Consolidated Operations and the carrying amounts included in other current assets or accrued liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2001, the Company did not have any derivative instruments that were designated and accounted for as hedges. The Company believes that substantially all of its agreements are normal purchases and sales and that repricing provisions in other agreements are not embedded derivatives.

At June 30, 2001, the Company held exchange traded crude oil futures contracts to purchase 155,000 barrels in August 2001 at a weighted average price of $26.44 per barrel, or a total of $4 million. The contracts are accounted for at market prices and had a fair value of $4 million at June 30, 2001.

SFAS NO. 141 AND SFAS NO. 142

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 and 142 will apply to the BP Acquisitions discussed in Note B.

The Company amortizes goodwill on a straight-line basis over 28 years for Refining and Marketing assets and 20 years for Marine Services assets. As of June 30, 2001, goodwill amounted to $62 million (net of accumulated amortization of approximately $9 million). For the six months ended June 30, 2001, the Company recorded goodwill amortization of $1 million. The Company is currently evaluating the impact these standards will have on its future results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 23 FOR DISCUSSION OF THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS.

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

UNLESS OTHERWISE INDICATED, THE DISCLOSURES IN THIS MANAGEMENT'S DISCUSSION DO NOT INCLUDE THE BP ACQUISITIONS DESCRIBED IN NOTE B OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 HEREOF.

STRATEGY

Management's corporate goal is to create shareholder value through improved financial performance and acquisitions. Its strategic objectives are to (i) maximize the Company's earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing existing assets and (ii) increase the Company's competitiveness by expansion in overall size and market presence through a combination of internal growth initiatives and selective acquisitions which are both accretive to earnings and cash flows and provide significant operational synergies. The Company is also focused on improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening its marketing activities and improving supply and transportation logistics. The Marine Services segment pursues opportunities for expansion, as well as optimizing existing operations through ongoing development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through market diversification and related acquisitions.

ACQUISITIONS

Management believes that the refining and marketing industry has been and will continue to undergo a significant level of asset redeployment and consolidation. Tesoro has grown and taken advantage of the economies of scale from this consolidation. Tesoro more than tripled its refining capacity in 1998 and has demonstrated its ability to improve its financial condition and performance through its focus on the refining and marketing business. As a result, management believes that the Company is positioned for growth and improved financial returns.

On July 16, 2001, the Company entered into agreements to acquire certain assets from affiliates of BP, p.l.c. ("BP") for $677 million, excluding working capital (the "BP Acquisitions"). The assets to be acquired include a refinery in Salt Lake City, Utah and related storage, distribution and gasoline marketing assets (the "Utah System") and a refinery in Mandan, North Dakota and related storage, pipeline, distribution and gasoline marketing assets (the "North Dakota System"). The operations to be acquired are further described below:

The Utah System:

         o        55,000 bpd refinery in Salt Lake City, Utah

         o        5 terminals, 2 of which are leased, with aggregate capacity of
                  2.5 million barrels (including refinery tankage)

         o 31 Amoco-branded company-owned stations with convenience stores

         o Contracts to supply a jobber network of approximately 200 stations

The North Dakota System:

         o        60,000 bpd refinery in Mandan, North Dakota

         o 5 terminals with aggregate capacity of 2.8 million barrels (including refinery tankage)

         o        A crude oil gathering system and trunkline

         o Refined product pipelines connecting the refinery to the owned terminals, including the Minneapolis/St. Paul market

         o 12 Amoco-branded company-owned stations with convenience stores

         o Contracts to supply a jobber network of approximately 80 stations

Upon completion of the BP Acquisitions, the Company will have an asset base consisting of five refineries with a rated crude oil throughput capacity of 390,000 barrels per day ("bpd") and over 600 retail gasoline stations. The BP Acquisitions are expected to add approximately 700 employees to Tesoro.

The purchase price will be financed with debt. Management anticipates that these transactions will close by the end of the third quarter or early fourth quarter of 2001, subject to certain closing conditions, including regulatory approvals.

Management believes the pending BP Acquisitions enable the Company to increase the size and scope of its operations, diversify its earnings and geographic exposure, and build a platform for additional growth. Management further believes that the BP Acquisitions will improve the Company's ability to supply markets in areas that the Company had previously targeted for commercial and retail marketing expansion, including the Company's Mirastar program. Based on consistent historical profitability of the Utah System and North Dakota System, management believes that, after the BP Acquisitions, these operations will be immediately accretive.

MANUFACTURING

The Company's manufacturing strategy focuses on improving refinery reliability and safety, improving refining processes, and controlling manufacturing costs. The Company commenced a heavy oil conversion project at its Washington refinery in 2000, which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The Company expects to spend approximately $100 million (including capitalized interest) for this project, of which $58 million had been spent through June 30, 2001. The upgrade of the fluid catalytic cracking unit, the final major component of the heavy oil conversion project, is expected to be fully operational in the first quarter of 2002.

Management originally estimated that the total heavy oil conversion project would increase annual operating profit by $30 million to $40 million. However, based upon price differentials between light and heavy crude oils and between light and heavy refined products for the twelve months ended July 31, 2001, management estimates that the heavy oil conversion project would have increased annual operating profit by $50 million, if it had been in operation during that period. The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among others, refinery throughput; market values of light and heavy refined products; availability of economic heavy feedstocks; price differentials between light and heavy crude oils; and operating costs, including fuel and utility costs.

In addition to the heavy oil conversion project, the Company has increased its asphalt and middle distillate production capabilities at the Washington refinery. The Company has also implemented programs to improve refinery reliability and safety. Other programs have been put in place to control manufacturing costs by upgrading process control systems, consolidating refinery equipment purchasing and improving the Company's ability to respond to volatile changes in the cost of utilities at the Washington refinery. Wholesale prices for purchased electricity at the Washington refinery fluctuated tremendously in the first six months of 2001, from a low of $20 per megawatt-hour ("MWH") to a high of $488 per MWH. The Company installed leased, diesel-fueled generators in late January 2001 to self-generate most of the Washington refinery's power requirements. The Company has acquired natural gas-fired generators with emission control packages to replace the leased diesel generators. The natural gas-fired generators are capable of supplying approximately 90% of the Washington refinery's present power requirements and provide the flexibility to better manage the Company's power costs between self-generated power and purchased electricity.

RETAIL MARKETING

As part of its retail marketing initiatives, the Company has an agreement with Wal-Mart Stores, Inc. ("Wal-Mart") to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company's "Mirastar" brand is used exclusively in its program with Wal-Mart. As of July 31, 2001, the Company had 44 Mirastar stations in operation, 5 Mirastar stations under construction and 57 sites in various stages of development or evaluation. Management expects to have approximately 60 to 70 Mirastar stations operating by the end of 2001 and expects to construct an additional 80 to 90 stations in each of 2002 and 2003.

The Company is also adding Company-owned stations and branded stations operated by jobber/dealers to its retail network. As of July 31, 2001, the Company supplied 300 branded sites including 115 Company-owned and operated sites. Management has targeted an increase to a range of 350 to 360 sites by year-end 2001, primarily through the growth in the Mirastar and branded jobber/dealer programs, excluding the impact of the pending BP Acquisitions.

OTHER

In April 2001, the Company entered into a nonexclusive license agreement that allows the Company to make and sell all gasolines subject to patents held by Union Oil Company of California, a subsidiary of Unocal Corporation. This agreement removes uncertainty regarding patent royalties as the Company expands production and marketing of cleaner-burning gasolines.

In July 2001, the Company commenced the charter of a second double-hull vessel, the Nantucket Shoals, which is a sister ship of the chartered Cape Lookout Shoals. The charter for the Nantucket Shoals has a two-year primary term at an annual cost of approximately $12 million with an option to renew for an additional year. The charter will be used to transport feedstocks and refined products between the Company's three refineries.

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

The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At June 30, 2001 and December 31, 2000, the Company's inventories of refinery feedstocks and refined products totaled 13.2 million barrels and 11.9 million barrels, respectively. During 2000, inventory levels increased 3.3 million barrels over year-end 1999 levels at an average cost of $29.82 per barrel. Sales that result in a reduction in inventories below 11.9 million barrels during 2001 would have a per barrel cost of sales equal to the sum of $29.82 plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The average cost of refinery throughput in June 2001 was approximately $27.70 per barrel, or approximately $2.12 per barrel lower than the cost of the 2000 incremental inventory layer. The average costs of the Company's refinery feedstocks and refined products inventories as of June 30, 2001 and December 31, 2000 were $21.50 per barrel and $20.79 per barrel, respectively. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

SUMMARY

Tesoro's net earnings were $29.5 million ($0.85 per basic share or $0.70 per diluted share) for the three months ended June 30, 2001 ("2001 Quarter"), compared with net earnings of $14.6 million ($0.37 per basic share or $0.35 per diluted share) for the three months ended June 30, 2000 ("2000 Quarter"). For the year-to-date periods, net earnings were $51.2 million ($1.46 per basic share or $1.22 per diluted share) for the six months ended June 30, 2001 ("2001 Period"), compared with net earnings of $23.9 million ($0.57 per basic share or $0.56 per diluted share) for the six months ended June 30, 2000 ("2000 Period"). The increase in earnings during the 2001 Quarter and Period reflected improvement in operating profit from the Company's Refining and Marketing segment due to higher refined product margins, refinery throughput levels and sales volumes, partially offset by higher expenses.

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

REFINING AND MARKETING

                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                            --------------------------      --------------------------
(Dollars in millions except per barrel amounts)                2001            2000           2001             2000
                                                            ----------      ----------      ----------      ----------

REVENUES
   Refined products ....................................    $  1,175.0      $  1,066.5      $  2,282.8      $  2,022.5
   Other, primarily crude oil resales and merchandise ..          77.2           109.5           150.3           165.7
                                                            ----------      ----------      ----------      ----------
       Total Revenues ..................................    $  1,252.2      $  1,176.0      $  2,433.1      $  2,188.2
                                                            ==========      ==========      ==========      ==========

SEGMENT OPERATING PROFIT
   Gross margins:
     Refinery (a) ......................................    $    182.0      $    148.8      $    354.6      $    273.2
     Purchased  product and crude oil resales ..........           0.8             3.6             5.2            16.0
     Merchandise and other .............................           6.2             6.8            11.6            13.4
                                                            ----------      ----------      ----------      ----------
       Total gross margins .............................         189.0           159.2           371.4           302.6
   Operating expenses (b) ..............................        (114.8)         (109.4)         (233.7)         (213.3)
   Depreciation and amortization (c) ...................          (9.5)           (9.3)          (20.2)          (18.6)
                                                            ----------      ----------      ----------      ----------
       Segment Operating Profit ........................    $     64.7      $     40.5      $    117.5      $     70.7
                                                            ==========      ==========      ==========      ==========

REFINERY SYSTEM THROUGHPUT (thousand bpd)
   Alaska ..............................................          45.0            50.8            45.3            44.9
   Hawaii ..............................................          89.5            80.7            88.1            83.2
   Washington ..........................................         125.0           121.4           119.6           113.5
                                                            ----------      ----------      ----------      ----------
       Total Refinery System Throughput ................         259.5           252.9           253.0           241.6
                                                            ==========      ==========      ==========      ==========

 % HEAVY CRUDE OIL OF TOTAL REFINERY SYSTEM
   THROUGHPUT ..........................................            45%             42%             51%             44%
                                                            ==========      ==========      ==========      ==========

TOTAL REFINERY SYSTEM PRODUCT SPREAD ($/barrel) ........    $     7.74      $     6.27      $     7.73      $     6.17
                                                            ==========      ==========      ==========      ==========

REFINED PRODUCTS MANUFACTURED (thousand bpd)
   Gasoline and gasoline blendstocks ...................          91.7           100.0            90.1            95.5
   Jet fuel ............................................          58.1            57.5            58.1            55.7
   Diesel fuel .........................................          44.9            41.8            39.6            35.9
   Heavy oils, residual products and other .............          71.2            60.5            72.0            61.8
                                                            ----------      ----------      ----------      ----------
       Total Refined Products Manufactured .............         265.9           259.8           259.8           248.9
                                                            ==========      ==========      ==========      ==========

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                   ------------------------    ------------------------
(Dollars in millions except per barrel amounts)       2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------

PRODUCT SALES (thousand bpd) (d)
   Gasoline and gasoline blendstocks ..........         140.4         145.3         139.7         134.8
   Jet fuel ...................................          78.8          76.2          78.0          76.6
   Diesel fuel ................................          62.5          52.0          59.0          47.9
   Heavy oils, residual products and other ....          57.1          58.8          58.7          59.2
                                                   ----------    ----------    ----------    ----------
     Total Product Sales ......................         338.8         332.3         335.4         318.5
                                                   ==========    ==========    ==========    ==========

PRODUCT SALES PRICES ($/barrel)
   Gasoline and gasoline blendstocks ..........    $    45.47    $    39.07    $    43.56    $    38.33
   Jet fuel ...................................    $    35.15    $    34.99    $    35.88    $    35.67
   Diesel fuel ................................    $    38.31    $    34.75    $    38.11    $    35.50
   Heavy oils, residual products and other ....    $    25.64    $    26.95    $    24.98    $    25.74

PRODUCT SALES MARGIN ($/barrel) (d)
   Average sales price ........................    $    38.11    $    35.54    $    37.59    $    35.04
   Average costs of sales .....................         32.18         30.34         31.66         29.69
                                                   ----------    ----------    ----------    ----------
     Gross Margin .............................    $     5.93    $     5.20    $     5.93    $     5.35
                                                   ==========    ==========    ==========    ==========

----------

(a) Approximates refinery system throughput times refinery system product spread, adjusted for changes in refined product inventory.

(b) Includes manufacturing costs per throughput barrel of $2.94 and $2.76 for the three months ended June 30, 2001 and 2000, respectively, and $3.19 and $2.83 for the six months ended June 30, 2001 and 2000, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $4.4 million and $5.1 million for the three months ended June 30, 2001 and 2000, respectively, and $8.6 million and $10.3 million for the six months ended June 30, 2001 and 2000, respectively.

(c) Includes manufacturing depreciation per throughput barrel of approximately $0.22 and $0.24 for the three months ended June 30, 2001 and 2000, respectively, and $0.24 and $0.26 for the six months ended June 30, 2001 and 2000, respectively.

(d) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products, and the effects of inventory changes, if any.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000. Segment operating profit for the Refining and Marketing segment was $64.7 million in the 2001 Quarter, a 60% increase from the 2000 Quarter. The increase was primarily driven by strong refined product margins for the first two months of the 2001 Quarter in combination with record-high refinery throughput. The improvement in refinery margins was partially offset by increases in operating expenses and lower margins from purchased product resales as discussed below.

Revenues from sales of refined products in the Refining and Marketing segment increased 10% to $1,175 million in the 2001 Quarter, compared to the 2000 Quarter, due to higher product prices and sales volumes. The Company's average product sales prices increased 7% to $38.11 per barrel in the 2001 Quarter from $35.54 per barrel in the 2000 Quarter. Total product sales averaged 338,800 bpd in the 2001 Quarter, an increase of 2% from the 2000 Quarter. The decrease in other revenues was primarily due to lower crude oil resales which totaled approximately $59 million in the 2001 Quarter compared to $85 million in the 2000 Quarter. The increase in costs of sales primarily reflected higher purchased product prices and increased volumes.

Refinery gross margin increased more than 20% to $182.0 million in the 2001 Quarter, reflecting higher volumes and a 23% increase in average refinery system product spread per barrel to $7.74 in the 2001 Quarter. The increased refinery spread was primarily driven by higher gasoline and diesel fuel margins. Margins benefitted from concerns that industry supply would be inadequate to meet seasonal gasoline demand. The Company was able to capitalize on these market conditions by increasing its refinery throughput to 259,500 bpd in the 2001 Quarter from

252,900 bpd in the 2000 Quarter. Further, by developing operational flexibility in its product slate, the Company was able to capture incremental value in the 2001 Quarter by manufacturing more diesel products when diesel prices exceeded jet prices. The Company's margins also benefitted from the increase in the amount of lower-cost, heavy crude processed through the Company's refineries. In addition, the Company altered its gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the finished gasoline pool. The flexibility to sell these products added approximately $5 million to segment operating profit in the 2001 Quarter as compared to the values received from sales of conventional gasoline.

The Company's margins on purchased product and crude oil resales declined by $2.8 million in the 2001 Quarter as compared to the 2000 Quarter. Market conditions during the 2000 Quarter offered greater profit opportunities compared to market conditions during the 2001 Quarter.

Operating expenses, excluding depreciation, increased by $5.4 million to $114.8 million in the 2001 Quarter, primarily due to higher costs for utilities and fuel and increased marketing-related employee costs.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000. Segment operating profit for the Refining and Marketing segment was $117.5 million in the 2001 Period, an increase of more than 65% from the 2000 Period. The increase was primarily driven by stronger refined product margins and higher refinery throughput and sales volumes. The improvement in refinery margins was partially offset by increases in operating expenses and lower margins from purchased product resales as discussed below.

Revenues from sales of refined products in the Refining and Marketing segment increased 10% to $2,283 million in the 2001 Period, compared to the 2000 Period, due to higher product prices and sales volumes. The Company's average product sales prices increased 7% to $37.59 per barrel in the 2001 Period from $35.04 per barrel in the 2000 Period. Total product sales averaged 335,400 bpd in the 2001 Period, an increase of 5% from the 2000 Period. The decrease in other revenues was primarily due to lower crude oil resales which totaled $117 million in the 2001 Period compared to $134 million in the 2000 Period. The increase in costs of sales reflected primarily higher purchased product prices and increased volumes.

Refinery gross margin increased 30% to $354.6 million in the 2001 Period, reflecting higher volumes and a 25% increase in average refinery system product spread per barrel to $7.73 in the 2001 Period. Industry refining margins remained strong in the western U.S. during the 2001 Period, reflecting the continued tightness of supply and refining capacity in the region. The Company was able to increase refinery throughput 5% to a record-high first half level of 253,000 bpd in the 2001 Period. The Company's sales of higher-value CARB quality blendstocks added approximately $13 million to segment operating profit in the 2001 Period as compared to the values received from sales of conventional gasoline.

The Company's margins on purchased product and crude oil resales declined by $10.8 million in the 2001 Period as compared to the 2000 Period. Market conditions during the 2000 Period offered greater profit opportunities compared to market conditions during the 2001 Period.

Operating expenses, excluding depreciation, increased by $20.4 million to $233.7 million in the 2001 Period, primarily due to higher costs for utilities and fuel and increased employee costs.

MARINE SERVICES

                                              Three Months Ended        Six Months Ended
(Dollars in millions)                              June 30,                  June 30,
                                            ---------------------     ---------------------
                                              2001         2000         2001         2000
                                            --------     --------     --------     --------
Revenues:
   Fuels ...............................    $   39.2     $   35.3     $   78.3     $   70.2
   Lubricants and other ................         4.0          3.8          7.8          7.6
   Services ............................         4.4          3.1          7.9          6.3
   Other income (loss) .................        (0.2)          --         (0.2)         1.2
                                            --------     --------     --------     --------
     Total Revenues ....................        47.4         42.2         93.8         85.3
Costs of Sales .........................        35.6         32.0         70.9         63.0
                                            --------     --------     --------     --------
     Gross Profit ......................        11.8         10.2         22.9         22.3

Operating Expenses and Other ...........        (7.8)        (7.6)       (15.5)       (15.3)
Depreciation and Amortization ..........        (0.7)        (0.6)        (1.4)        (1.2)
                                            --------     --------     --------     --------
   Segment Operating Profit ............    $    3.3     $    2.0     $    6.0     $    5.8
                                            ========     ========     ========     ========

Sales Volumes (millions of gallons):
   Fuels, primarily diesel .............        45.1         42.5         87.4         84.0
   Lubricants ..........................         0.5          0.6          1.0          1.1


Segment operating profit for Marine Services improved by $1.3 million and $0.2 million during the 2001 Quarter and 2001 Period, respectively, primarily due to higher fuel sales volumes and service revenues. Included in the 2000 Period was other income of $1.2 million from settlement of a service contract. Excluding this income, operating profit for the 2001 Period improved by 30%, or $1.4 million.

Revenues increased $5.2 million and $8.5 million from the 2000 Quarter and 2000 Period, respectively, reflecting higher fuel prices, fuel sales volumes, and services revenues. Sales volumes and services revenues increased from the 2000 Quarter and 2000 Period, reflecting an increase in customer exploration and development activities in the U.S. Gulf of Mexico. The increase in costs of sales also reflected the higher fuel sales volumes and prices.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $1.9 million and $3.7 million during the 2001 Quarter and 2001 Period, respectively. The increases were primarily due to higher employee costs and professional fees.

INTEREST AND FINANCING COSTS

Interest and financing costs, net of capitalized interest, decreased by $1.7 million and $3.8 million during the 2001 Quarter and 2001 Period, respectively, reflecting the impact of capitalized interest on major projects during the 2001 Period. Capitalized interest amounted to $1.6 million and $2.5 million in the 2001 Quarter and 2001 Period, respectively, while interest capitalized in the 2000 Quarter and 2000 Period was less than $0.1 million. Before capitalized interest, interest and financing costs decreased $1.3 million during the 2001 Period reflecting lower interest rates on floating rate debt.

INTEREST INCOME

Interest income decreased by $1.3 million from the 2000 Period when a portion of the proceeds from the December 1999 sales of exploration and production operations was temporarily invested. A substantial portion of those proceeds was used to repay debt in March 2000.

INCOME TAX PROVISION

The increase of $10.2 million and $18.8 million in the income tax provision during the 2001 Quarter and 2001 Period, respectively, primarily reflected the increase in pretax earnings. The combined federal and state effective income tax rate was approximately 40% in both the 2001 Quarter and 2001 Period and approximately 39% in both the 2000 Quarter and 2000 Period.

OUTLOOK AND OTHER FACTORS

In regard to the current market environment and its implication for the future, management believes that the industry faces margin uncertainty because of relatively high inventory levels. Recently, however, management believes that there have been improvements in the market. If these trends continue during the remainder of the quarter and if the Company operates its refining system at about the same level as the second quarter of 2001, management expects earnings for the 2001 third quarter to be in the range of $0.10 to $0.25 per share. Previously, based on the expected margin environment, management estimated its year 2001 earnings could be in the range of $2.40 to $3.00 per share. This range was based on the industry consensus that very strong margins would continue for the remainder of 2001, and management's expectation that fourth quarter margins would decline to levels lower than the fourth quarter of 2000. Given the Company's actual results for the first half of 2001 and the projected lower margin environment, management expects earnings per share to be in the range of $1.50 to $1.75 for the current year, excluding the impact of the pending BP Acquisitions.

For 2002, management is maintaining its earnings goal of $3.00 per share which is primarily based on (i) average historical margins for both its current operations and pending acquisitions, (ii) the backcasts for the last three quarters of the heavy oil conversion project which have consistently reflected incremental earnings per share of approximately $0.70, and (iii) the potential for margin and other earnings improvements.

Future profitability will continue to be influenced by market conditions and other factors that are beyond the control of the Company. Many factors contribute to the strength of industry margins, including, among others, cost and availability of crude oil, the general demand for refined products, changes in product specifications, changes in refining capacity in the Company's operational regions and other conditions. In addition, industry margins may be impacted by high-volume retail expansions and strong competition in the industry due to mergers and acquisitions. See "Forward-looking Statements" on page 23 and "Business Environment" on page 14 for further information related to these factors and other factors which could cause results to differ.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company's primary sources of liquidity are its cash flows from operations and borrowing availability under revolving lines of credit, including the acquisition debt discussed below. Capital requirements are expected to include capital expenditures, working capital and debt service. Management believes that available capital resources will be adequate to meet the Company's capital requirements.

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

CAPITALIZATION

The Company's capital structure at June 30, 2001 was comprised of the following (in millions):

             Debt and other obligations outstanding, including current maturities:
               Existing Credit Facility..........................................................    $     49
               9% Senior Subordinated Notes, due 2008............................................         297
               Other obligations.................................................................          10
                                                                                                     --------
                  Total debt and other obligations...............................................         356
             Mandatorily Convertible Preferred Stock.............................................         165
             Common stockholders' equity ........................................................         557
                                                                                                     --------
                  Total Capitalization...........................................................    $  1,078
                                                                                                     ========

At June 30, 2001, the Company's debt to capitalization ratio was 33% compared with 32% at year-end 2000, reflecting increased borrowings under the Existing Credit Facility used primarily to reduce accounts payable and accrued liabilities.

The Existing Credit Facility and Senior Subordinated Notes impose various restrictions and covenants on the Company that could potentially limit the Company's ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities. Both the Existing Credit Facility and the Senior Subordinated Notes are guaranteed by substantially all the subsidiaries of the Company.

EXISTING CREDIT FACILITY

In 2000, the Company and a group of banks entered into a $250 million unsecured revolving credit facility, consisting of a $150 million, 3-year Revolving Credit Agreement and a $100 million, 364-Day Revolving Credit Agreement (collectively referred to as the "Existing Credit Facility"). Each Revolving Credit Agreement, which provides for cash borrowings and issuance of letters of credit, can be extended for up to two one-year periods, subject to bank approval.

At June 30, 2001, the Company had $49 million in borrowings and $1 million in letters of credit outstanding under the Existing Credit Facility, resulting in unused credit availability of $200 million. Based on current operations, the $250 million capacity under the Existing Credit Facility, together with internally-generated cash flows, is expected to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes.

PROPOSED FINANCING

In connection with the pending BP Acquisitions, Tesoro has obtained a commitment from Lehman Brothers Inc. to arrange a new senior secured credit facility (the "Senior Secured Credit Facility") in the amount of $1.0 billion. The Senior Secured Credit Facility will consist of a $175 million Revolving Credit Facility, an $85 million Term Loan A Credit Facility, a $90 million Delayed Draw Term Loan Facility (used solely to fund the purchase of the North Dakota crude oil pipeline system), a $300 million Term Loan B Credit Facility and a $350 million Capital Markets Term Loan Facility. The Company expects to issue approximately $350 million of senior subordinated notes (the "Notes Offering") to replace the $350 million Capital Markets Term Loan Facility. The Senior Secured Credit Facility will be guaranteed by substantially all of the Company's active domestic subsidiaries and will be secured by substantially all material present and future assets of the Company and its subsidiaries and will be additionally secured by a pledge of stock of all current and future subsidiaries.

Borrowings under the Senior Secured Credit Facility, together with the proceeds of the Notes Offering, will be used to fund the BP Acquisitions, to refinance the Existing Credit Facility, to pay certain fees and expenses related to the transactions and for general corporate purposes (including working capital requirements).

CONVERSION OF PREFERRED STOCK

On July 1, 2001, the Company's Premium Income Equity Securities ("PIES") automatically converted into 10,350,000 shares of Common Stock. Following conversion, the Company had approximately 41.6 million shares of Common Stock outstanding. This conversion saves the Company approximately $12 million in annual preferred dividends. The final quarterly cash dividends on the PIES were paid on July 2, 2001.

COMMON STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flows. The stock may be used to meet employee benefit plan requirements and other corporate purposes. Through June 30, 2001, the Company had repurchased 1,627,400 shares of Common Stock. In July 2001, the Company repurchased an additional 254,000 shares of its Common Stock at an average cost of $11.45 per share, or an aggregate of approximately $3 million.

CAPITAL SPENDING (EXCLUDING THE PENDING BP ACQUISITIONS)

For the year 2001, the Company's total capital program is $195 million, primarily for manufacturing improvements and retail marketing expansion. Refinery projects are planned to total $121 million, including completion of the heavy oil conversion project and other economic projects, $28 million for sustaining capital, and $12 million for environmental, health, safety and other projects. The Company plans to spend approximately $59 million to further expand its retail marketing, which includes construction of new Mirastar stations under the agreement with Wal-Mart, construction of Company-owned and operated stations, and expansion of Tesoro's branded jobber/dealer network. The Company's Marine Services capital expenditures are planned to be $5 million. Other capital is budgeted at $10 million, primarily for information systems to support the expanded retail program and other upgrades. Management plans to fund its capital program in 2001 with internally-generated cash flows from operations and borrowings under the Existing Credit Facility.

During the 2001 Period, the Company's capital expenditures totaled $82 million, which included $35 million for the heavy oil conversion project and $13 million for the Mirastar and other retail marketing programs. Other capital spending of $34 million during the 2001 Period was primarily for natural gas-fueled generators, modernization of refinery control systems, and other system upgrades.

MAJOR MAINTENANCE COSTS

The Company completed its scheduled turnaround of the Alaska refinery in the second quarter of 2001 at a cost of approximately $10 million. The Company has scheduled a turnaround of certain processing units at the Washington refinery with an estimated cost of $20 million in the first quarter of 2002. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $6 million and $11 million in the 2001 Quarter and 2001 Period, respectively. Amortization of these costs are projected to total $21 million in 2001.

CASH FLOW SUMMARY

Components of the Company's cash flows are set forth below (in millions):

                                                                Six Months Ended
                                                                    June 30,
                                                           -------------------------
                                                              2001           2000
                                                           ----------     ----------
Cash Flows From (Used In):
  Operating Activities ................................    $     23.2     $    (22.7)
  Investing Activities ................................         (79.4)         (21.9)
  Financing Activities ................................          44.0          (88.6)
                                                           ----------     ----------
Decrease in Cash and Cash Equivalents .................    $    (12.2)    $   (133.2)
                                                           ==========     ==========

Net cash from operating activities during the 2001 Period totaled $23 million, compared to $23 million used in operating activities in the 2000 Period. This improvement was primarily due to higher earnings before depreciation and amortization as well as a reduction in operating cash flows used for working capital. Net cash used in investing activities of $79 million in the 2001 Period included capital expenditures of $82 million, partly offset by proceeds from sales of assets. Net cash from financing activities of $44 million in the 2001 Period included net borrowings of $49 million under the Existing Credit Facility, partly offset by payment of $6 million of dividends on Preferred Stock. Gross borrowings under revolving credit lines amounted to $466 million and repayments amounted to $417 million during the 2001 Period. Working capital totaled $303 million at June 30, 2001 compared to $248 million at year-end 2000.

ENVIRONMENTAL AND OTHER

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At June 30, 2001, the Company's accruals for environmental expenses totaled approximately $15 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company continues to evaluate certain newly-promulgated revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet this revised gasoline standard at its existing refineries, the Company expects to make capital improvements of approximately $40 million to $50 million at its Washington refinery.

The Company expects to spend approximately $15 million in capital improvements at its existing refineries over the next four years to comply with the second phase of Maximum Achievable Control Technologies ("Refinery MACT II") which was signed into law in January 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at each of the Company's existing refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals. As an alternative to making capital improvements of $15 million solely to meet the Refinery MACT II requirements, the Company is evaluating making capital improvements of $30 million to meet both the Refinery MACT II requirements and long-term reduction goals for sulfur emissions.

The U.S. Environmental Protection Agency has also announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Although the Company is evaluating the new diesel fuel standards with respect to its Alaska operations, the Company estimates that the demand for ultra-low sulfur diesel in Alaska will not be significant and should not have a material impact on its Alaska operations. The Hawaii refinery is currently capable of producing diesel fuels that comply with the new standards. For the Washington refinery, the Company continues to evaluate the impact of the new diesel fuel standards on production, equipment requirements and related costs.

To comply with environmental laws and regulations, the Company anticipates it will make other capital improvements of approximately $8 million in 2001 and $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2001 Period, the Company spent approximately $3 million on environmental capital projects.

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

For further information on environmental matters and other contingencies, see Note F of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 and 142 will apply to the BP Acquisitions (see Note B of Notes to Condensed Consolidated Financial Statements in Part I, Item 1). The Company is currently evaluating the impact these standards will have on its future results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, projections of revenues, earnings, earnings per share, capital expenditures or other financial items and discussions of estimated future revenue enhancements, potential acquisitions and cost savings. These statements also include the Company's business strategy, goals and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources. The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases identify forward-looking statements.

Although management believes the assumptions upon which these forward-looking statements contained in this Quarterly Report on Form 10-Q are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on those assumptions could be incorrect. All phases of the Company's operations involve risks and uncertainties, many of which are outside the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to:

         o        changes in general economic conditions;

         o the timing and extent of changes in commodity prices and underlying demand;

         o availability and costs of crude oil, other refinery feedstocks and refined products;

         o        changes in the Company's inventory levels;

         o changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

         o changes in fuel and utility costs for the Company's facilities;

         o disruptions due to equipment interruption or failure at Company or third-party facilities;

         o        execution of planned capital projects;

         o the Company's ability to make acquisitions and successfully integrate them, including the BP Acquisitions;

         o adverse changes in the credit ratings assigned to the Company's trade credit and debt instruments;

         o state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control;

         o adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

         o        actions of customers and competitors;

         o weather conditions affecting the Company's operations or the areas in which the Company's products are marketed;

         o        earthquakes or other natural disasters affecting operations;

         o        political developments in foreign countries; and

         o the conditions of the capital markets in the period covered by the forward-looking statements.

Many of these factors are described in greater detail in the Company's other filings with the SEC. All future written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the previous statements. The Company undertakes no obligation to update any information contained in this Quarterly Report on Form 10-Q or to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof.

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

The prices at which the Company can sell its refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the prices of crude oil results in a corresponding increase or decrease in the prices of gasoline and other refined products; however, the timing of the relative movement of the prices can impact profit margins which could significantly affect the Company's earnings and cash flows. In addition, crude oil supply contracts generally are short-term in nature with market-responsive pricing provisions. The Company normally purchases its refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from such feedstocks could have a significant effect on the Company's financial results. The Company also purchases refined products manufactured by others for resale to customers. Price level changes during the periods between purchasing and selling such products could have a significant effect on financial results.

The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At June 30, 2001 and December 31, 2000, the Company's inventories of refinery feedstocks and refined products totaled 13.2 million barrels and 11.9 million barrels, respectively. During 2000, inventory levels increased 3.3 million barrels over year-end 1999 levels at an average cost of $29.82 per barrel. Sales that result in a reduction in inventories below 11.9 million barrels during 2001 would have a per barrel cost of sales equal to the sum of $29.82 plus the cost of transportation to market. This amount could exceed the year-to-date average costs of sales in 2001. The average cost of refinery throughput in June 2001 was approximately $27.70 per barrel, or $2.12 per barrel lower than the cost of the 2000 incremental inventory layer. The average costs of the Company's refinery feedstocks and refined products inventories as of June 30, 2001 and December 31, 2000 were $21.50 per barrel and $20.79 per barrel, respectively. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

The Company periodically enters into derivative type arrangements on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging activities which are marked to market with changes in the fair value of the derivatives recognized in earnings. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results, financial position or cash flows. At June 30, 2001, the Company held exchange traded crude oil futures contracts to purchase 155,000 barrels in August 2001 at a weighted average price of $26.44 per barrel, or a total of $4 million. The contracts are accounted for at market prices and had a total fair value of $4 million at June 30, 2001.

INTEREST RATE RISK

The Company had $49 million of outstanding floating-rate debt under the Existing Credit Facility and $307 million of fixed-rate debt at June 30, 2001. The interest rate on the floating-rate debt was 6.75% at June 30, 2001. The impact on annual cash flow of a 10% change in the floating rate for the Existing Credit Facility (68 basis points) would be approximately $0.3 million.

The fair market value of the Company's fixed-rate debt at June 30, 2001 was approximately $12 million greater than its book value of $307 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes, due in 2008.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           As previously reported, on January 19, 2001, Tesoro Alaska Company ("Tesoro Alaska") received a Notice of Violation from the Alaska Department of Environmental Conservation ("ADEC") which alleged that Tesoro Alaska failed to perform proper tank inspections and repairs and to comply with its oil spill contingency plan for one of its Anchorage, Alaska terminals. The alleged violations were discovered during the renewal process of Tesoro Alaska's oil spill contingency plan for the facility. On May 15, 2001, Tesoro Alaska entered into a Compliance Order by Consent with the ADEC and the oil spill contingency plan was subsequently renewed. Pursuant to the Compliance Order, Tesoro Alaska has agreed to inspect each of the above-ground storage tanks at the facility over the next three years and to perform certain interim pollution prevention measures. In addition, Tesoro Alaska paid a monetary civil penalty of $225,000. The Company believes that the Compliance Order resolves this matter in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 2001 Annual Meeting of Stockholders of the Company was held on May 23, 2001.

         (b) The following directors were elected at the 2001 Annual Meeting of Stockholders to hold office until the 2002 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

                                Name                                Votes For            Withheld
                                ----                                ---------            --------
                         Steven H. Grapstein                       28,449,762            188,174
                         William J. Johnson                        28,458,317            179,619
                         Raymond K. Mason, Sr.                     28,446,581            191,355
                         Donald H. Schmude                         28,459,647            178,289
                         Bruce A. Smith                            28,457,660            180,276
                         Patrick J. Ward                           28,456,422            181,514
                         Murray L. Weidenbaum                      28,446,934            191,002


         (c) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2001, there were 28,533,780 votes for; 76,067 votes against; 28,089 abstentions; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Management Stability Agreement between the Company and W. Eugene Burden dated February 11, 2001.

                  10.2 Management Stability Agreement between the Company and Sharlene S. Fey dated April 8, 2001.

                  10.3 Management Stability Agreement between the Company and Jerry H. Mouser dated April 8, 2001.

                  10.4 Management Stability Agreement between the Company and Everett D. Lewis dated March 15, 2000.

           (b)    Reports on Form 8-K

                  On July 17, 2001, a Current Report on Form 8-K was filed reporting under Item 5 that the Company had entered into agreements to purchase certain assets from affiliates of BP, p.l.c. A Press Release issued on July 17, 2001 and presentation data were filed as Exhibits under Item 7 of this Form 8-K. In addition, information related to a conference call and webcast were filed under Item 9, Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TESORO PETROLEUM CORPORATION
                                               REGISTRANT




Date:   August 14, 2001              /s/        BRUCE A. SMITH
                                     ------------------------------------------
                                                Bruce A. Smith
                                      Chairman of the Board of Directors,
                                     President and Chief Executive Officer




Date:   August 14, 2001              /s/  GREGORY A. WRIGHT
                                     ------------------------------------------
                                          Gregory A. Wright
                                     Senior Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                       DESCRIPTION
       ------                       -----------

         10.1     Management Stability Agreement between the Company and W.
                  Eugene Burden dated February 11, 2001.

         10.2     Management Stability Agreement between the Company and
                  Sharlene S. Fey dated April 8, 2001.

         10.3     Management Stability Agreement between the Company and Jerry
                  H. Mouser dated April 8, 2001.

         10.4     Management Stability Agreement between the Company and Everett
                  D. Lewis dated March 15, 2000.