Form 10-Q
period 2001-09-30
TESORO PETROLEUM CORP /NEW/
filed 2001-11-14
CIK 50104

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   ----------

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

                                   ----------



         There were 41,356,848 shares of the registrant's Common Stock outstanding at October 31, 2001.

================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000..................    3

           Condensed Statements of Consolidated Operations - Three Months and Nine Months
           Ended September 30, 2001 and 2000.................................................................    4

           Condensed Statements of Consolidated Cash Flows - Nine Months Ended
           September 30, 2001 and 2000.......................................................................    5

           Notes to Condensed Consolidated Financial Statements..............................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.....................................................................................   14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................   27


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings.................................................................................   28

   Item 2. Changes in Securities and Use of Proceeds.........................................................   28

   Item 6. Exhibits and Reports on Form 8-K..................................................................   28


SIGNATURES...................................................................................................   30

EXHIBIT INDEX................................................................................................   31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                       September 30,   December 31,
                                                                                           2001           2000
                                                                                       -------------   ------------
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................................................   $       1.2    $      14.1
   Receivables, less allowance for doubtful accounts ................................         479.2          334.5
   Inventories ......................................................................         396.6          274.3
   Prepayments and other ............................................................           7.1            7.3
                                                                                        -----------    -----------
     Total Current Assets ...........................................................         884.1          630.2
                                                                                        -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
   Refining and Marketing ...........................................................       1,589.9          991.1
   Marine Services ..................................................................          52.4           50.3
   Corporate ........................................................................          47.1           25.1
                                                                                        -----------    -----------
                                                                                            1,689.4        1,066.5
   Less accumulated depreciation and amortization ...................................         317.1          285.1
                                                                                        -----------    -----------
     Net Property, Plant and Equipment ..............................................       1,372.3          781.4
                                                                                        -----------    -----------

GOODWILL ............................................................................         112.4           63.2
                                                                                        -----------    -----------

OTHER ASSETS ........................................................................         170.5           68.8
                                                                                        -----------    -----------

       Total Assets .................................................................   $   2,539.3    $   1,543.6
                                                                                        ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................................   $     339.1    $     281.6
   Accrued liabilities ..............................................................         131.1           97.0
   Current maturities of debt and other obligations .................................          16.6            3.8
                                                                                        -----------    -----------
     Total Current Liabilities ......................................................         486.8          382.4
                                                                                        -----------    -----------

DEFERRED INCOME TAXES ...............................................................         124.6          107.2
                                                                                        -----------    -----------

OTHER LIABILITIES ...................................................................         107.4           77.3
                                                                                        -----------    -----------

DEBT AND OTHER OBLIGATIONS ..........................................................       1,068.5          306.8
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 5,000,000 shares; 7.25% Mandatorily
     Convertible Preferred Stock, 103,500 shares issued
     and outstanding in 2000 ........................................................            --          165.0
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     43,371,825 shares issued (32,739,592 in 2000) ..................................           7.2            5.4
   Additional paid-in capital .......................................................         448.5          280.0
   Retained earnings ................................................................         317.9          239.9
   Treasury stock, 2,035,836 common shares (1,920,281 in 2000), at cost .............         (21.6)         (20.4)
                                                                                        -----------    -----------
     Total Stockholders' Equity .....................................................         752.0          669.9
                                                                                        -----------    -----------

       Total Liabilities and Stockholders' Equity ...................................   $   2,539.3    $   1,543.6
                                                                                        ===========    ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                               --------------------------    --------------------------
                                                                   2001          2000           2001            2000
                                                               -----------    -----------    -----------    -----------
REVENUES
  Refining and Marketing ...................................   $   1,366.4    $   1,347.4    $   3,799.5    $   3,535.6
  Marine Services ..........................................          45.6           47.2          139.4          132.5
                                                               -----------    -----------    -----------    -----------
     Total Revenues ........................................       1,412.0        1,394.6        3,938.9        3,668.1
                                                               -----------    -----------    -----------    -----------

COSTS OF SALES AND OPERATING EXPENSES
  Refining and Marketing ...................................       1,268.3        1,275.9        3,563.7        3,374.8
  Marine Services ..........................................          41.7           43.6          128.1          121.9
  Depreciation and amortization ............................          12.0           11.0           33.6           30.8
                                                               -----------    -----------    -----------    -----------
     Total Costs of Sales and Operating Expenses ...........       1,322.0        1,330.5        3,725.4        3,527.5
                                                               -----------    -----------    -----------    -----------

SEGMENT OPERATING PROFIT ...................................          90.0           64.1          213.5          140.6

General and administrative expenses ........................         (16.1)         (11.4)         (37.4)         (29.0)
Interest and financing costs, net of capitalized interest ..         (17.3)          (7.7)         (31.4)         (25.6)
Interest income ............................................           0.1            0.4            0.6            2.2
Other expenses .............................................          (2.0)          (2.0)          (5.1)          (5.4)
                                                               -----------    -----------    -----------    -----------

EARNINGS  BEFORE INCOME TAXES ..............................          54.7           43.4          140.2           82.8
Income tax provision .......................................          21.9           18.4           56.2           33.9
                                                               -----------    -----------    -----------    -----------

NET EARNINGS ...............................................          32.8           25.0           84.0           48.9
Preferred dividend requirements ............................            --            3.0            6.0            9.0
                                                               -----------    -----------    -----------    -----------

NET EARNINGS APPLICABLE TO COMMON STOCK ....................   $      32.8    $      22.0    $      78.0    $      39.9
                                                               ===========    ===========    ===========    ===========

NET EARNINGS PER SHARE
  Basic ....................................................   $      0.79    $      0.71    $      2.26    $      1.27
                                                               ===========    ===========    ===========    ===========

  Diluted ..................................................   $      0.79    $      0.60    $      2.00    $      1.17
                                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES -
  BASIC ....................................................          41.4           30.8           34.5           31.4
                                                               ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES -
  DILUTED ..................................................          41.7           41.4           41.9           41.9
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        --------------------------
                                                                                            2001           2000
                                                                                        -----------    -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net earnings .....................................................................   $      84.0    $      48.9
   Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization ..................................................          35.6           32.6
     Amortization of refinery turnarounds and other non-cash charges ................          24.9           17.0
     Deferred income taxes ..........................................................          17.4           13.2
     Changes in operating assets and liabilities:
       Receivables ..................................................................        (136.7)         (68.4)
       Inventories ..................................................................           0.7          (93.1)
       Accounts payable and accrued liabilities .....................................          57.5          106.9
       Other assets and liabilities .................................................          (7.1)          (3.6)
                                                                                        -----------    -----------
         Net cash from operating activities .........................................          76.3           53.5
                                                                                        -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures .............................................................        (151.7)         (42.7)
   Acquisitions .....................................................................        (669.7)            --
   Other ............................................................................         (15.4)           1.8
                                                                                        -----------    -----------
         Net cash used in investing activities ......................................        (836.8)         (40.9)
                                                                                        -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net borrowings under revolving credit facilities .................................          43.0             --
   Issuance of term loans ...........................................................         735.0             --
   Repayments of other debt .........................................................          (0.9)        (105.6)
   Repurchases of Common Stock ......................................................          (3.5)         (15.5)
   Payment of dividends on Preferred Stock ..........................................          (9.0)          (9.0)
   Financing costs and other ........................................................         (17.0)           0.2
                                                                                        -----------    -----------
         Net cash from (used in) financing activities ...............................         747.6         (129.9)
                                                                                        -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS ...............................................         (12.9)        (117.3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................          14.1          141.8
                                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................   $       1.2    $      24.5
                                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid, net of capitalized interest of $4.3 in 2001 and $0.2 in 2000 ......   $      30.0    $      17.4
                                                                                        ===========    ===========
   Income taxes paid ................................................................   $      36.0    $      13.6
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. As described in Note B, financial results of newly-acquired assets have been included in Tesoro's consolidated results since the date of acquisition. The Consolidated Balance Sheet at December 31, 2000 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE B - ACQUISITIONS

On September 6, 2001, the Company acquired two refineries in North Dakota and Utah and related storage, distribution and retail assets from certain affiliates of BP p.l.c. The acquired assets include a 60,000 barrels per day ("bpd") refinery in Mandan, North Dakota and a 55,000 bpd refinery in Salt Lake City, Utah. The acquired assets also include related bulk storage facilities, eight product distribution terminals, and retail assets which consist of 43 retail stations and contracts to supply a jobber network of over 290 retail stations. The Company paid $665.8 million in cash (including $82.2 million for hydrocarbon inventories) for these assets. The purchase price was determined as part of a competitive bid process. In addition, the Company incurred direct costs related to this transaction of $3.9 million.

On November 1, 2001, the Company purchased the North Dakota-based, common-carrier crude oil pipeline and gathering system ("Pipeline System") from certain affiliates of BP p.l.c. The Pipeline System is the primary crude supply carrier for the Company's Mandan, North Dakota refinery. The purchase price of the Pipeline System was $90.1 million. The Pipeline System will be accounted for as a purchase in the fourth quarter of 2001. The purchase of the Pipeline System and the September 6, 2001 acquisition of the North Dakota and Utah refineries and related storage, distribution and retail assets are collectively referred to as "the Acquisitions." The Acquisitions enable the Company to increase the size and scope of its operations, diversify its earnings and geographic exposure, and build a platform for additional growth.

In connection with the Acquisitions, Tesoro assumed certain liabilities and obligations (including costs associated with transferred employees and environmental matters) related to the acquired assets, subject to specified levels of indemnification. This includes, subject to certain exceptions, certain of the sellers' obligations, liabilities, costs and expenses for violations of health, safety and environmental laws relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with or related to these assumed liabilities. See Note F for environmental matters related to the Acquisitions.

Under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the acquisitions of the North Dakota and Utah refineries and related storage, distribution and retail assets were accounted for as

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



purchases, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, which remains subject to change pending completion of independent appraisals and other evaluations. The accompanying financial statements include the results of operations of the Acquisitions, excluding the Pipeline System, since the date of acquisition.

The following unaudited pro forma financial information for the three months and nine months ended September 30, 2001 and 2000 gives effect to (i) the Acquisitions, (ii) the recent financing of the Company's new senior secured credit facility, as amended, and (iii) the issuance of the 9-5/8% Senior Subordinated Notes (see Note D below), as if each had occurred at the beginning of the periods presented. This pro forma information is not necessarily indicative of the results of future operations.

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,               September 30,
                                                     -------------------------   -------------------------
                                                        2001           2000         2001          2000
                                                     -----------   -----------   -----------   -----------
                                                            (In millions, except per share amounts)
     Revenues ....................................   $   1,658.6   $   1,807.0   $   4,911.2   $   4,737.4
     Net earnings ................................   $      41.2   $      43.9   $     125.1   $      59.4
     Net earnings per share:
         Basic ...................................   $      1.00   $      1.33   $      3.45   $      1.60
         Diluted .................................   $      0.99   $      1.06   $      2.99   $      1.42

NOTE C - INVENTORIES

Components of inventories were as follows (in millions):

                                                     September 30,    December 31,
                                                         2001             2000
                                                     ------------     -----------
Crude oil and refined products, at LIFO ..........   $     363.0      $     248.0
Fuel products, at FIFO ...........................           3.1              4.5
Merchandise and other ............................           7.6              5.6
Materials and supplies ...........................          22.9             16.2
                                                     -----------      -----------
    Total inventories ............................   $     396.6      $     274.3
                                                     ===========      ===========

NOTE D - CAPITALIZATION

SENIOR SECURED CREDIT FACILITY

In conjunction with the Acquisitions (see Note B), the Company entered into a new $1.0 billion senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility replaced the Company's previous unsecured credit facility which provided for $250 million in total commitments. The Senior Secured Credit Facility, as amended, consists of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $85 million tranche A term loan, a five-year $90 million delayed draw term loan (used to fund the purchase of the Pipeline System), a six-year $450 million tranche B term loan and a $200 million capital markets term loan. On November 6, 2001, the Company repaid the $200 million capital markets term loan with the proceeds of the 9-5/8% Senior Subordinated Notes, as described below. The Senior Secured Credit Facility is guaranteed by substantially all of the Company's active domestic subsidiaries and is secured by substantially all of the Company's material present and future assets as well as all material present and future assets of the Company's domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets) and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of the Company's current and future foreign subsidiaries.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Senior Secured Credit Facility requires the Company to maintain specified levels of interest and fixed charge coverages and sets limitations on the Company's debt-to-capital and leverage ratios. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed $15 million in any year.

Borrowings under the Senior Secured Credit Facility bear interest at either a base rate (6.0% at September 30, 2001) or a eurodollar rate, plus an applicable margin. The applicable margin at September 30, 2001 for the tranche A term loan, the delayed draw term loan and the revolving credit facility is 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan is 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. The applicable margin for the capital markets term loan was 1.50% over the base rate. These initial applicable margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of the Company's consolidated total debt to consolidated EBITDA, as defined in the Senior Secured Credit Facility. In addition, at any time during which the Senior Secured Credit Facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin will be reduced by 0.125%. The Company is also charged various fees and expenses in connection with the Senior Secured Credit Facility, including commitment fees and various letter of credit fees.

At September 30, 2001, the Company had $43 million in borrowings and $1 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at September 30, 2001 was $131 million.

DEBT AND MATURITIES

Debt and other obligations consisted of the following (in millions):

                                                                      September 30,   December 31,
                                                                          2001           2000
                                                                      -------------   -----------
Revolving Credit Facilities .....................................     $      43.0     $        --
Term Loans ......................................................           735.0              --
9% Senior Subordinated Notes ....................................           297.5           297.3
Capital leases and other ........................................             9.6            13.3
                                                                      -----------     -----------
    Total debt and other obligations ............................         1,085.1           310.6
Less current maturities .........................................            16.6             3.8
                                                                      -----------     -----------
    Debt and other obligations, less current maturities .........     $   1,068.5     $     306.8
                                                                      ===========     ===========

Aggregate maturities of debt and other obligations, including the delayed draw term loan which was used to fund the Pipeline System on November 1, 2001 and the revolving credit facility, for each of the five years following September 30, 2001 were as follows: 2002 - $26.7 million; 2003 - $38.4 million; 2004 - $40.9 million; 2005 - $40.7 million; and 2006 - $90.2 million. These maturities reflect the refinancing of the capital markets term loan with the proceeds of the 9-5/8% Senior Subordinated Notes, discussed below.

NOTES OFFERING

On November 6, 2001, the Company issued $215 million aggregate principal amount of 9-5/8% Senior Subordinated Notes ("9-5/8% Senior Subordinated Notes") due November 1, 2008 through a private offering eligible for Rule 144A. The 9-5/8% Senior Subordinated Notes have a seven-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after four years at declining premiums. The Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625%. The indenture for the 9-5/8% Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The proceeds from the 9-5/8% Senior Subordinated Notes were used to repay the indebtedness incurred under the capital markets term loan, to pay accrued interest on the capital markets term loan, to pay certain fees and expenses related to the 9-5/8% Senior Subordinated Notes and for general corporate purposes. The 9-5/8% Senior Subordinated Notes are guaranteed by substantially all of the Company's active domestic subsidiaries.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONVERSION OF PREFERRED STOCK

On July 1, 2001, all of the Company's outstanding Premium Income Equity Securities ("PIES") automatically converted into 10,350,000 shares of Common Stock. The final quarterly cash dividends on the PIES were paid on July 2, 2001.

COMMON STOCK REPURCHASES

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. During 2001, the Company repurchased 304,000 shares of Common Stock at a weighted average price of $11.50 per share, or an aggregate of $3.5 million, bringing the cumulative shares repurchased under the program to 1,931,400. For information concerning restrictions on the repurchase of Common Stock, see "Senior Secured Credit Facility" and "Notes Offering" above.

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

For the periods presented, intersegment revenues were not significant. Segment information is as follows (in millions):

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30                   September 30,
                                                                    --------------------------    --------------------------
                                                                        2001           2000          2001           2000
                                                                    -----------    -----------    -----------    -----------
REVENUES
   Refining and Marketing:
     Refined products ...........................................   $   1,265.9    $   1,274.4    $   3,548.7    $   3,296.9
     Other, primarily crude oil resales and merchandise .........         100.5           73.0          250.8          238.7
   Marine Services ..............................................          45.6           47.2          139.4          132.5
                                                                    -----------    -----------    -----------    -----------
       Total Revenues ...........................................   $   1,412.0    $   1,394.6    $   3,938.9    $   3,668.1
                                                                    ===========    ===========    ===========    ===========

SEGMENT OPERATING PROFIT
   Refining and Marketing .......................................   $      86.8    $      61.2    $     204.3    $     131.9
   Marine Services ..............................................           3.2            2.9            9.2            8.7
                                                                    -----------    -----------    -----------    -----------
       Total Segment Operating Profit ...........................          90.0           64.1          213.5          140.6
   Corporate and Unallocated Costs ..............................         (35.3)         (20.7)         (73.3)         (57.8)
                                                                    -----------    -----------    -----------    -----------
   Earnings Before Income Taxes .................................   $      54.7    $      43.4    $     140.2    $      82.8
                                                                    ===========    ===========    ===========    ===========

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                              Three Months Ended           Nine Months Ended
                                                                 September 30                 September 30,
                                                          --------------------------    --------------------------
                                                              2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
EBITDA
   Refining and Marketing .............................   $      98.1    $      71.5    $     235.8    $     160.8
   Marine Services ....................................           3.9            3.6           11.3           10.6
                                                          -----------    -----------    -----------    -----------
       Total Segment EBITDA ...........................         102.0           75.1          247.1          171.4
   Corporate and Unallocated ..........................         (17.3)         (12.4)         (39.9)         (30.4)
                                                          -----------    -----------    -----------    -----------
       Total EBITDA ...................................          84.7           62.7          207.2          141.0
   Depreciation and Amortization ......................         (12.7)         (11.6)         (35.6)         (32.6)
   Interest and Financing Costs .......................         (17.3)          (7.7)         (31.4)         (25.6)
                                                          -----------    -----------    -----------    -----------
   Earnings Before Income Taxes .......................   $      54.7    $      43.4    $     140.2    $      82.8
                                                          ===========    ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION
   Refining and Marketing .............................   $      11.3    $      10.3    $      31.5    $      28.9
   Marine Services ....................................           0.7            0.7            2.1            1.9
   Corporate ..........................................           0.7            0.6            2.0            1.8
                                                          -----------    -----------    -----------    -----------
       Total Depreciation and Amortization ............   $      12.7    $      11.6    $      35.6    $      32.6
                                                          ===========    ===========    ===========    ===========

CAPITAL EXPENDITURES
   Refining and Marketing .............................   $      50.7    $      17.4    $     127.3    $      38.4
   Marine Services ....................................           1.3            0.3            2.3            2.2
   Corporate ..........................................          17.8            1.5           22.1            2.1
                                                          -----------    -----------    -----------    -----------
       Total Capital Expenditures .....................   $      69.8    $      19.2    $     151.7    $      42.7
                                                          ===========    ===========    ===========    ===========

Identifiable assets are those assets utilized by the segment. Corporate assets include cash and other assets that are not directly associated with the operations of a business segment.

                                                         September 30,  December 31,
                                                              2001          2000
                                                         -------------  ------------
IDENTIFIABLE ASSETS
   Refining and Marketing .............................   $   2,378.6   $   1,405.4
   Marine Services ....................................          72.5          76.8
   Corporate ..........................................          88.2          61.4
                                                          -----------   -----------
       Total Assets ...................................   $   2,539.3   $   1,543.6
                                                          ===========   ===========

The Company is evaluating various strategic opportunities to capitalize on the value of the Marine Services assets, including the possible sale of all or a part of this business. Management is in the initial stages of its evaluation.

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

The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At September 30, 2001, the Company's accruals for environmental expenses totaled approximately $34 million, including assumed known liabilities related to the Acquisitions (excluding the Pipeline System) discussed in Note B. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company continues to evaluate certain new revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline starting January 1, 2004. To meet this revised gasoline standard, the Company expects to make capital improvements (including capital improvements on assets acquired in the Acquisitions) of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

The EPA also has announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. The Company expects to spend approximately $35 million in capital improvements (including capital improvements on assets acquired in the Acquisitions) through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

The Company expects to spend approximately $35 million in the aggregate in capital improvements at its refineries (including the North Dakota and Utah refineries) over the next four years to comply with the second phase of Maximum Achievable Control Technologies ("Refinery MACT II") which was signed into law in January 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at several of the Company's refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the Acquisitions, the Company assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP recently entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues, including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company estimates it will spend $9 million at each of the North Dakota and Utah refineries to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The Company anticipates it will make additional capital improvements (including capital improvements on assets acquired in the Acquisitions) of approximately $8 million in 2001 and $10 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the nine months ended September 30, 2001, the Company spent approximately $5 million on environmental capital projects.

Conditions that require additional expenditures may transpire for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals (including assets acquired in the Acquisitions), and for compliance with the Clean Air Act and other state, federal and local requirements. The Company cannot currently determine the amount of such future expenditures.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE G - EARNINGS PER SHARE

Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of PIES at the beginning of the period and stock options. In July 2001, the Company's PIES were converted into 10.35 million shares of Common Stock. Earnings per share calculations are presented below (in millions except per share amounts):

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                              -------------------------   -------------------------
                                                                 2001           2000          2001          2000
                                                              -----------   -----------   -----------   -----------
BASIC:
   Numerator:
     Net earnings .........................................   $      32.8   $      25.0   $      84.0   $      48.9
     Less dividends on Preferred Stock ....................            --           3.0           6.0           9.0
                                                              -----------   -----------   -----------   -----------
     Net earnings applicable to common shares .............   $      32.8   $      22.0   $      78.0   $      39.9
                                                              ===========   ===========   ===========   ===========
   Denominator:
     Weighted average common shares outstanding ...........          41.4          30.8          34.5          31.4
                                                              ===========   ===========   ===========   ===========

   Basic Earnings Per Share ...............................   $      0.79   $      0.71   $      2.26   $      1.27
                                                              ===========   ===========   ===========   ===========

DILUTED:
   Numerator:
     Net earnings applicable to common shares .............   $      32.8   $      22.0   $      78.0   $      39.9
     Plus impact of assumed conversion of PIES ............            --           3.0           6.0           9.0
                                                              -----------   -----------   -----------   -----------
       Total ..............................................   $      32.8   $      25.0   $      84.0   $      48.9
                                                              ===========   ===========   ===========   ===========
   Denominator:
     Weighted average common shares outstanding ...........          41.4          30.8          34.5          31.4
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise of
         stock options and other ..........................           0.3           0.3           0.5           0.2
       Incremental dilutive shares from assumed conversion
         of PIES ..........................................            --          10.3           6.9          10.3
                                                              -----------   -----------   -----------   -----------
           Total diluted shares ...........................          41.7          41.4          41.9          41.9
                                                              ===========   ===========   ===========   ===========

   Diluted Earnings Per Share .............................   $      0.79   $      0.60   $      2.00   $      1.17
                                                              ===========   ===========   ===========   ===========

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

The Company periodically enters into derivatives arrangements, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives, which are marked to market with changes in the fair value of the derivatives recognized in earnings in the Condensed Statements of Consolidated Operations and the carrying amounts included in other current assets or accrued liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2001, the Company did not have any derivative instruments that were designated and accounted for as hedges. The Company believes that substantially all of its supply and marketing agreements are normal purchases and sales and that repricing provisions in other agreements are not embedded derivatives.

SFAS NO. 141 AND SFAS NO. 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 and 142 apply to the Acquisitions discussed in Note B. The Company is currently evaluating the impact these standards will have on its future results of operations and financial condition.

SFAS NO. 143

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

SFAS NO. 144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No. 144 is effective for the Company beginning January 1, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact the standard may have on its future results of operations and financial condition.

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

STRATEGY

Management's goal is to create value by: (i) maximizing the Company's earnings, cash flows and return on capital by reducing costs, increasing efficiencies and optimizing existing assets; and (ii) increasing the Company's competitiveness by expansion in overall size and market presence through a combination of internal growth initiatives and selective acquisitions which are accretive to earnings and cash flows and provide operational synergies. The Company is also focused on improving profitability in the Refining and Marketing segment by enhancing processing capabilities, strengthening its marketing activities and improving supply and transportation logistics. The Marine Services segment optimizes existing operations through ongoing development of customer services and cost management. As part of this strategy, the Company continues to assess its existing asset base in order to maximize returns and financial flexibility through market diversification and related acquisitions. The Company is evaluating various strategic opportunities to capitalize on the value of the Marine Services assets, including a possible sale of all or a part of this business. Management is in the initial stages of its evaluation.

ACQUISITIONS

Management believes that the refining and marketing industry has been and will continue to undergo a significant level of asset redeployment and consolidation. Tesoro has grown and taken advantage of the economies of scale from this consolidation. Tesoro more than tripled its refining capacity in 1998 when the Company acquired the Hawaii and Washington refineries and improved its financial condition and performance through its focus on the refining and marketing business. As a result, management believes that the Company is positioned for additional growth and improved financial returns.

On September 6, 2001, the Company acquired a refinery in Mandan, North Dakota and related storage, pipeline, distribution, and gasoline marketing assets (the "North Dakota System") and a refinery in Salt Lake City, Utah and related storage, distribution and retail assets (the "Utah System") from certain affiliates of BP p.l.c. The Company paid $665.8 million in cash (including $82.2 million for hydrocarbon inventories) for the Utah System and the North Dakota System. The acquisitions of the North Dakota System and Utah System were financed with debt under the Company's new senior secured credit facility ("Senior Secured Credit Facility"). The Company also assumed certain liabilities and obligations (including costs associated with transferred employees and environmental matters) subject to specified levels of indemnification.

The North Dakota System includes:

     o    a 60,000 barrels per day ("bpd") refinery in Mandan, North Dakota;

     o five terminals with aggregate capacity of 2.8 million barrels (including refinery tankage);

     o approximately 430 miles of refined product pipelines connecting the refinery to the owned terminals, including the Minneapolis/St. Paul market;

     o    12 retail stations with convenience stores; and

     o    contracts to supply a jobber network of over 90 retail stations.

The Utah System includes:

     o    a 55,000 bpd refinery in Salt Lake City, Utah;

     o    five terminals, two of which are leased, with aggregate capacity of
          2.5 million barrels (including refinery tankage);

     o    31 retail stations with convenience stores; and

     o    contracts to supply a jobber network of over 200 retail stations.

On November 1, 2001, the Company acquired the pipeline system (the "Pipeline System"), which consists of over 700 miles of pipeline, from BP Pipelines (North America) Inc. The Pipeline System is configured to gather crude oil from the local Williston Basin and adjacent production areas in North Dakota and Montana and transport it to the North Dakota refinery. The Pipeline System is also configured to move substantial quantities of imported Canadian crude oil to the North Dakota refinery or transport it either to Clearbrook, Minnesota to the east, or to Guernsey, Wyoming to the south. The Company funded the $90.1 million purchase price with borrowings under the delayed draw term loan of the new Senior Secured Credit Facility. The purchase of the Pipeline System and the September 6, 2001 acquisition of the North Dakota System and Utah System are collectively referred to as "the Acquisitions."

With the Acquisitions, the Company has an asset base consisting of five refineries with a rated crude oil throughput capacity of 390,000 bpd and a network of 650 retail gasoline stations. The Acquisitions added approximately 650 employees to the Company's operations.

Management believes the Acquisitions enable the Company to increase the size and scope of its operations, diversify its earnings and geographic exposure, and build a platform for additional growth. Management further believes that the Acquisitions will improve the Company's ability to supply markets in areas that the Company had previously targeted for commercial and retail marketing expansion, including the Company's Mirastar program.

For further information related to the Acquisitions, see Note B of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

MANUFACTURING

Heavy Oil Conversion Project

The Company's manufacturing strategy focuses on improving refinery reliability and safety, improving refining processes, and controlling manufacturing costs. The Company commenced a heavy oil conversion project at its Washington refinery in 2000, which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The Company expects to spend approximately $100 million (including capitalized interest) for this project, of which $85 million had been spent through September 30, 2001. The de-asphalting unit, one of the major components of the heavy oil conversion project, has been in operation since late September 2001. The upgrade of the fluid catalytic cracking unit, the final major component of the heavy oil conversion project, is expected to be fully operational by the end of the first quarter of 2002.

Management originally estimated that the total heavy oil conversion project would increase annual operating profit by $30 million to $40 million. Based upon price differentials between light and heavy crude oils and between light and heavy refined products and changes in throughput, yield levels and operating expenses, management estimates that the heavy oil conversion project would have increased annual operating profit by approximately $41 million for the twelve months ended August 31, 2001, if it had been in operation during that period. The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among others, refinery throughput, market values of light and heavy refined products, availability of economic heavy feedstocks, price differentials between light and heavy crude oils and operating expenses, including fuel and utility costs.

Other

In addition to the heavy oil conversion project, the Company has increased its asphalt and middle distillate production capabilities at the Washington refinery. The Company has also implemented programs to improve refinery reliability and safety. Other programs have been put in place to control manufacturing costs by upgrading process control systems, consolidating refinery equipment purchasing and improving the Company's ability to respond to volatile changes in the cost of utilities at the Washington refinery. Wholesale prices for purchased electricity at the Washington refinery fluctuated tremendously in the first nine months of 2001, from a low of $14 per megawatt-hour ("MWH") to a high of $488 per MWH. The Company acquired natural gas-fired generators with emission control packages capable of supplying approximately 90% of the Washington refinery's present power requirements and providing the flexibility to better manage the Company's power costs between self-generated power and purchased electricity.

RETAIL MARKETING

As of September 30, 2001, the Company's Refining and Marketing business included a network of 650 branded retail stations (under the Tesoro, Mirastar, Tesoro Alaska and Amoco brands), including 163 Tesoro-owned retail gasoline stations and 487 jobber stations (third-party retail distributors) in the mid-continental and western United States. The Company has completed the rebranding of the exterior signage for the recently acquired company-owned stations in Utah and expects to finish rebranding the company-owned North Dakota stores during the fourth quarter of 2001. In November 2001, the Company acquired 46 retail fueling facilities, including 37 retail stations with convenience stores and nine commercial card lock facilities, located in Washington, Oregon and Idaho. The Company purchased these properties from Gull Industries Inc., a privately-held company based in Seattle, Washington.

The Company developed its Mirastar brand exclusively for Wal-Mart Stores, Inc. ("Wal-Mart"), for which Tesoro builds and operates retail fueling facilities on sites at selected Wal-Mart store locations. Tesoro's relationship with Wal-Mart covers 17 western states, including North Dakota and Utah. Each of the sites under the Company's agreement with Wal-Mart is subject to a ground lease with a ten-year primary term and two options, exercisable at Tesoro's discretion, to extend a site's lease for additional terms of five years. As of September 30, 2001, the Company had 47 Mirastar stations in operation, 5 Mirastar stations under construction and 54 sites in various stages of development or evaluation. The availability of future sites is determined solely at Wal-Mart's option, but decisions concerning the development of a Mirastar station at a site are determined solely by the Company. Management expects to have approximately 60 to 70 Mirastar stations operating by the end of 2001 and expects to construct an additional 50 to 60 stations in each of 2002 and 2003. The average cost of constructing a standard Mirastar station with four fuel dispensers is approximately $550,000. The average investment in Mirastar stations may increase in the future as stations with five to eight fuel dispensers are constructed.

Management expects the Acquisitions to create economic benefits for the Company's current retail platform by providing a source of proprietary gasoline supply and additional opportunities for its expanded retail network.

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

For information on commodity price and interest rate risks, see Quantitative and Qualitative Disclosures About Market Risk in Item 3 herein.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

SUMMARY

Tesoro's net earnings were $32.8 million ($0.79 per basic and diluted share) for the three months ended September 30, 2001 ("2001 Quarter"), compared with net earnings of $25.0 million ($0.71 per basic share or $0.60 per diluted share) for the three months ended September 30, 2000 ("2000 Quarter"). For the year-to-date periods, net earnings were $84.0 million ($2.26 per basic share or $2.00 per diluted share) for the nine months ended September 30, 2001 ("2001 Period"), compared with net earnings of $48.9 million ($1.27 per basic share or $1.17 per diluted share) for the nine months ended September 30, 2000 ("2000 Period"). The increase in earnings during the 2001 Quarter and Period reflected the newly-acquired operations in North Dakota and Utah, and increased operating profit due to higher refined product margins, refinery throughput levels and sales volumes, partially offset by higher operating expenses. Expenses related to the acquisition financing and integration costs decreased earnings by approximately $0.13 per share during the 2001 Quarter.

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


REFINING AND MARKETING

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                               ---------------------------     ---------------------------
(Dollars in millions except per barrel amounts)                    2001           2000             2001            2000
                                                               -----------     -----------     -----------     -----------
REVENUES
   Refined products ........................................   $   1,265.9     $   1,274.4     $   3,548.7     $   3,296.9
   Other, primarily crude oil resales and merchandise ......         100.5            73.0           250.8           238.7
                                                               -----------     -----------     -----------     -----------
       Total Revenues ......................................   $   1,366.4     $   1,347.4     $   3,799.5     $   3,535.6
                                                               ===========     ===========     ===========     ===========

SEGMENT OPERATING PROFIT
   Gross margins:
     Refinery (a) ..........................................   $     213.4     $     175.7     $     568.0     $     448.9
     Purchased  product and crude oil resales ..............           4.5            (0.6)            9.7            15.4
     Merchandise and other .................................           7.5             7.6            19.1            21.0
                                                               -----------     -----------     -----------     -----------
       Total gross margins .................................         225.4           182.7           596.8           485.3
   Operating expenses and other (b) ........................        (127.3)         (111.2)         (361.0)         (324.5)
   Depreciation and amortization (c) .......................         (11.3)          (10.3)          (31.5)          (28.9)
                                                               -----------     -----------     -----------     -----------
       Segment Operating Profit ............................   $      86.8     $      61.2     $     204.3     $     131.9
                                                               ===========     ===========     ===========     ===========

REFINERY SYSTEM THROUGHPUT (thousand bpd) (d)
   Washington ..............................................         121.8           123.6           120.4           116.9
   Hawaii ..................................................          87.5            79.2            87.9            81.9
   Alaska ..................................................          58.5            53.6            49.7            47.8
   North Dakota ............................................          14.8              --             5.0              --
   Utah ....................................................          13.9              --             4.7              --
                                                               -----------     -----------     -----------     -----------
       Total Refinery System Throughput ....................         296.5           256.4           267.7           246.6
                                                               ===========     ===========     ===========     ===========

 % HEAVY CRUDE OIL OF TOTAL REFINERY SYSTEM
   THROUGHPUT ..............................................            43%             42%             48%             43%
                                                               ===========     ===========     ===========     ===========

TOTAL REFINERY SYSTEM PRODUCT SPREAD ($/barrel) ............   $      8.10     $      7.36     $      7.87     $      6.58
                                                               ===========     ===========     ===========     ===========

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          -------------------------   -------------------------
(Dollars in millions except per barrel amounts)              2001           2000         2001          2000
                                                          -----------   -----------   -----------   -----------
REFINED PRODUCTS MANUFACTURED (thousand bpd) (d)
   Gasoline and gasoline blendstocks ..................         110.9          98.8          97.1          96.6
   Jet fuel ...........................................          58.8          56.6          58.3          56.0
   Diesel fuel ........................................          58.8          41.6          46.1          37.8
   Heavy oils, residual products and other ............          75.7          66.2          73.2          63.3
                                                          -----------   -----------   -----------   -----------
       Total Refined Products Manufactured ............         304.2         263.2         274.7         253.7
                                                          ===========   ===========   ===========   ===========

PRODUCT SALES (thousand bpd) (d)(e)
   Gasoline and gasoline blendstocks ..................         159.4         141.8         146.3         137.1
   Jet fuel ...........................................          82.2          75.2          79.4          76.2
   Diesel fuel ........................................          80.0          60.4          66.1          52.1
   Heavy oils, residual products and other ............          62.0          55.4          59.8          57.9
                                                          -----------   -----------   -----------   -----------
     Total Product Sales ..............................         383.6         332.8         351.6         323.3
                                                          ===========   ===========   ===========   ===========

PRODUCT SALES PRICES ($/barrel)
   Gasoline and gasoline blendstocks ..................   $     41.59   $     47.61   $     42.84   $     41.55
   Jet fuel ...........................................   $     34.26   $     40.14   $     35.31   $     37.15
   Diesel fuel ........................................   $     34.21   $     42.43   $     36.56   $     38.19
   Heavy oils, residual products and other ............   $     24.35   $     27.74   $     24.68   $     26.38
PRODUCT SALES MARGIN ($/barrel) (e)
   Average sales price ................................   $     35.87   $     41.61   $     36.96   $     37.21
   Average costs of sales .............................         29.68         35.91         30.93         31.98
                                                          -----------   -----------   -----------   -----------
     Gross Margin .....................................   $      6.19   $      5.70   $      6.03   $      5.23
                                                          ===========   ===========   ===========   ===========


(a) Approximates refinery system throughput times refinery system product spread, adjusted for changes in refined product inventory.

(b) Includes manufacturing costs per throughput barrel of $2.86 and $2.82 for the three months ended September 30, 2001 and 2000, respectively, and $3.06 and $2.83 for the nine months ended September 30, 2001 and 2000, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $4.6 million and $5.3 million for the three months ended September 30, 2001 and 2000, respectively, and $13.2 million and $15.6 million for the nine months ended September 30, 2001 and 2000, respectively. Manufacturing costs also include costs of internally-produced fuel.

(c) Includes manufacturing depreciation per throughput barrel of approximately $0.26 and $0.24 for the three months ended September 30, 2001 and 2000, respectively, and $0.24 and $0.26 for the nine months ended September 30, 2001 and 2000, respectively.

(d) Volumes for 2001 include amounts for North Dakota and Utah operations since their acquisition on September 6, 2001 averaged over the periods presented. Refinery throughput for the 25 days of operations in September 2001 was 54,600 bpd and 51,200 bpd for the North Dakota and Utah refineries, respectively.

(e) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products, and the effects of inventory changes.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000. Segment operating profit for the Refining and Marketing segment was $86.8 million in the 2001 Quarter, a 42% increase from the 2000 Quarter. The Company's newly-acquired operations in North Dakota and Utah contributed approximately $13 million to operating profit, representing almost 50% of the total increase in operating profit from the 2000 Quarter. The increase was also driven by stronger refined product margins and higher refinery throughput. The improvement in refinery margins was partially offset by increases in operating expenses as discussed below.

Revenues from sales of refined products in the Refining and Marketing segment decreased to $1,265.9 million in the 2001 Quarter, from $1,274.4 million in the 2000 Quarter, reflecting lower sales prices and higher sales volumes. The Company's average product sales prices decreased 14% to $35.87 per barrel in the 2001 Quarter from $41.61 per barrel in the 2000 Quarter. The decrease in product sales prices was largely offset by higher sales volumes. Total product sales averaged 383,600 bpd in the 2001 Quarter, an increase of 15% from the 2000 Quarter. The new operations contributed 20,300 bpd of product sales averaged over the 2001 Quarter, representing approximately 40% of the total increase from the 2000 Quarter. The increase in other revenues was primarily due to higher crude oil resales which totaled approximately $79 million in the 2001 Quarter compared to $55 million in the 2000 Quarter. The decrease in costs of sales primarily reflected lower feedstock and purchased product prices.

Refinery gross margin increased by 21% to $213.4 million in the 2001 Quarter, reflecting higher volumes and a $0.74 per barrel (10%) increase in average refinery system product spread per barrel to $8.10 in the 2001 Quarter. The increase in refinery margin included contributions from the North Dakota and Utah operations. In addition, the Company benefitted from lower feedstock costs which included lower foreign-flag shipping rates of approximately $0.30 per barrel for the 10 million barrels of crude that was shipped to the refineries during the 2001 Quarter. The Company was able to capitalize on these market conditions by increasing its refinery throughput, excluding the new operations, 11,400 bpd in the 2001 Quarter as compared to the 2000 Quarter.

The Company's margins on purchased product and crude oil resales increased by $5.1 million in the 2001 Quarter as compared to the 2000 Quarter. Market conditions during the 2001 Quarter offered greater profit opportunities compared to market conditions during the 2000 Quarter.

Operating expenses, excluding depreciation, increased by $16.1 million, or 14%, to $127.3 million in the 2001 Quarter. The Company's North Dakota and Utah operations added operating expenses of approximately $8 million, or approximately 50% of the total 2001 Quarter increase. The remaining increase was primarily due to higher refinery throughput, increased costs for utilities and fuel and increased employee costs.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000. Segment operating profit for the Refining and Marketing segment was $204.3 million in the 2001 Period, a 55% increase from the 2000 Period. The increase was primarily driven by stronger refined product margins and higher refinery throughput and sales volumes. In addition, the Company's new operations contributed approximately $13 million to operating profit. The improvement in refinery margins was partially offset by increases in operating expenses and lower margins from purchased product resales as discussed below.

Revenues from sales of refined products in the Refining and Marketing segment increased 8% to $3,548.7 million in the 2001 Period, compared to the 2000 Period, due to increased sales volumes. Total product sales averaged 351,600 bpd in the 2001 Period, an increase of 9% from the 2000 Period. The increase in other revenues was primarily due to higher crude oil resales which totaled $196 million in the 2001 Period compared to $189 million in the 2000 Period. The increase in costs of sales reflected primarily increased volumes.

Refinery gross margin increased 27% to $568.0 million in the 2001 Period, reflecting higher volumes and a $1.29 per barrel, or 20%, increase in average refinery system product spread per barrel to $7.87 in the 2001 Period. The increase in refinery margin included contributions from the North Dakota and Utah operations. The Company increased refinery throughput 5%, or 11,400 bpd, excluding the new operations, as compared to the 2000 Period.

The Company's margins on purchased product and crude oil resales declined by $5.7 million in the 2001 Period as compared to the 2000 Period. Market conditions during the first six months of 2000 offered greater profit opportunities compared to market conditions during the 2001 Period.

Operating expenses, excluding depreciation, increased by $36.5 million to $361.0 million in the 2001 Period, primarily due to additional operating expenses from the Company's new operations, increased throughput at the Company's other refineries, higher costs for utilities and fuel, and increased employee costs.

MARINE SERVICES

                                                 Three Months Ended             Nine Months Ended
(Dollars in millions)                              September 30,                  September 30,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Revenues:
   Fuels ...............................   $       37.7    $       40.0    $      116.0    $      110.2
   Lubricants and other ................            4.0             3.3            11.8            10.9
   Services ............................            3.9             3.5            11.8             9.8
   Other income (loss) .................             --             0.4            (0.2)            1.6
                                           ------------    ------------    ------------    ------------
     Total Revenues ....................           45.6            47.2           139.4           132.5
Costs of Sales .........................           33.8            36.2           104.7            99.2
                                           ------------    ------------    ------------    ------------
     Gross Profit ......................           11.8            11.0            34.7            33.3
Operating Expenses and Other ...........           (7.9)           (7.4)          (23.4)          (22.7)
Depreciation and Amortization ..........           (0.7)           (0.7)           (2.1)           (1.9)
                                           ------------    ------------    ------------    ------------
   Segment Operating Profit ............   $        3.2    $        2.9    $        9.2    $        8.7
                                           ============    ============    ============    ============

Sales Volumes (millions of gallons):
   Fuels, primarily diesel .............           44.6            41.1           132.0           125.1
   Lubricants ..........................            0.6             0.5             1.6             1.6


Segment operating profit for Marine Services improved by $0.3 million and $0.5 million during the 2001 Quarter and 2001 Period, respectively, primarily due to higher fuel sales volumes and service revenues. Included in the 2000 Period was other income of $1.2 million from settlement of a service contract. Excluding this income, operating profit for the 2001 Period improved by 23%, or $1.7 million.

Revenues decreased $1.6 million and increased $6.9 million during the 2001 Quarter and 2001 Period, respectively. The decrease in the 2001 Quarter reflected lower fuel sales prices, partially offset by increased fuel sales volumes and services revenues. The increase during the 2001 Period reflected higher fuel sales volumes and services revenues. Sales volumes and services revenues increased from the 2000 Quarter and 2000 Period, reflecting an increase in customer exploration and development activities in the U.S. Gulf of Mexico. The decrease in costs of sales during the 2001 Quarter reflected the lower fuel prices, whereas the increase in costs of sales during the 2001 Period reflected increased fuel sales volumes.

The Marine Services segment's business is largely dependent upon the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $4.7 million and $8.4 million during the 2001 Quarter and 2001 Period, respectively. The increase was primarily due to approximately $3 million of acquisition integration costs in the 2001 Quarter, as well as higher employee costs and other professional fees.

INTEREST AND FINANCING COSTS

Interest and financing costs, net of capitalized interest, increased by $9.6 million and $5.8 million during the 2001 Quarter and 2001 Period, respectively. The increases were primarily due to one-time cost of approximately $6 million related to the acquisition financing and increased interest expense due to the additional debt issued September 6, 2001.

INTEREST INCOME

Interest income decreased by $1.6 million from the 2000 Period when a portion of the proceeds from the December 1999 sales of exploration and production operations was temporarily invested. A substantial portion of those proceeds was used to repay debt in March 2000.

INCOME TAX PROVISION

The increases of $3.5 million and $22.3 million in the income tax provision during the 2001 Quarter and 2001 Period, respectively, primarily reflected the increase in pretax earnings. The combined federal and state effective income tax rate was approximately 40% in both the 2001 Quarter and 2001 Period, compared with 42% and 41% in the 2000 Quarter and 2000 Period, respectively.

OUTLOOK AND OTHER FACTORS

For 2002, management is maintaining its earnings goal of $3.00 per share as a result of the Company's strong earnings trend, including expected earnings from the acquired operations and benefits from the heavy oil conversion project. The earnings goal is primarily based on (i) the impact of the Acquisitions, (ii) the expected margin improvement from completion of the heavy oil conversion project,
(iii) increased retail sales, and (iv) the potential for margin and other earnings improvements.

The Company's debt-to-capitalization ratio at September 30, 2001 was 59%. Management is committed to reducing the Company's debt to capital ratio to 50% by the end of 2002. The Company achieved its goal to reduce debt after the 1998 refinery acquisitions. The Company used internally-generated cash flow, equity and asset sales to reduce its debt-to-capital ratio from 56% in June 1998 to 32% at year-end 2000.

Future profitability will continue to be influenced by market conditions and other factors that are beyond the control of the Company. Many factors contribute to the strength of industry margins, including, among others, cost and availability of crude oil, the general demand for refined products, changes in product specifications, changes in refining capacity in the Company's operational regions and other conditions. In addition, industry margins may be impacted by high-volume retail expansions and strong competition in the industry due to mergers and acquisitions. See "Forward-looking Statements" on page 26 and "Business Environment" on page 16 for further information related to these factors and other factors which could cause results to differ.

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

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, market uncertainty and a variety of additional risks that are beyond the control of the Company. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. See "Forward-looking Statements" on page 26 for further information related to risks and other factors. The Company's future capital expenditures, as well as borrowings under its new Senior Secured Credit Facility and other sources of capital, will be affected by these conditions.

CAPITALIZATION

At September 30, 2001, the Company's debt-to-capitalization ratio was 59% compared with 32% at year-end 2000, reflecting increased borrowings under the Senior Secured Credit Facility used to fund the Acquisitions (excluding the Pipeline System).

The Company's new Senior Secured Credit Facility, existing 9% Senior Subordinated Notes, and new 9-5/8% Senior Subordinated Notes, described below, impose various restrictions and covenants on the Company that could potentially limit its ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities. The Senior Secured Credit Facility, existing 9% Senior Subordinated Notes and the new 9-5/8% Senior Subordinated Notes are guaranteed by substantially all of the Company's active domestic subsidiaries.

The indentures relating to the 9% Senior Subordinated Notes and the 9-5/8% Senior Subordinated Notes contain covenants that restrict, among other things, the Company's ability to:

     o pay dividends and other distributions with respect to Tesoro's capital stock and purchase, redeem or retire its capital stock;

     o    incur additional indebtedness and issue preferred stock;

     o    enter into asset sales;

     o    enter into transactions with affiliates;

     o    incur liens on assets to secure certain debt;

     o    engage in certain business activities; and

     o    engage in certain mergers or consolidations and transfers of assets.

The indentures limit the Company's restricted subsidiaries' ability to create restrictions on making certain payments and distributions. In addition, the new Senior Secured Credit Facility contains other and more restrictive covenants, including the prohibition on making voluntary or optional prepayments of certain of the Company's indebtedness, including the 9-5/8% Senior Subordinated Notes. Under the Senior Secured Credit Facility, the Company is required to comply with specified financial covenants, including maintaining specified levels of consolidated leverage and interest and fixed charge coverages and limiting the Company's debt to capital ratio. These financial ratios become more restrictive over the life of the new Senior Secured Credit Facility.

NEW SENIOR SECURED CREDIT FACILITY AND 9-5/8% SENIOR SUBORDINATED NOTES

On September 6, 2001, the Company entered into a new Senior Secured Credit Facility, in the amount of $1.0 billion, in connection with the funding of the acquisitions of the North Dakota System and the Utah System. The Senior Secured Credit Facility, as amended, consists of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $85 million tranche A term loan, a five-year $90 million delayed draw term loan (used to fund the purchase of the Pipeline System), a six-year $450 million tranche B term loan and a $200 million capital markets term loan. On November 6, 2001, the Company repaid the $200 million capital markets term loan with the proceeds of the 9-5/8% Senior Subordinated Notes, as described below. The Senior Secured Credit Facility is guaranteed by substantially all of the Company's active domestic subsidiaries and is secured by substantially all of the Company's material present and future assets as well as all material present and future assets of the Company's domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets) and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of the Company's current and future foreign subsidiaries.

The Senior Secured Credit Facility requires the Company to maintain specified levels of interest and fixed charge coverages and sets limitations on the Company's debt-to-capital and leverage ratios. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed $15 million in any year.

Borrowings under the Senior Secured Credit Facility bear interest at either a base rate (6.0% at September 30, 2001) or a eurodollar rate, plus an applicable margin. The applicable margin at September 30, 2001 for the tranche A term loan, the delayed draw term loan and the revolving credit facility is 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan is 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. The applicable margin for the capital markets term loan was 1.50% over the base rate. These initial applicable margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of the Company's consolidated total debt to consolidated EBITDA, as defined in the Senior Secured Credit Facility. In addition, at any time during which the Senior Secured Credit Facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin, will be reduced by 0.125%. The Company is also charged various fees and expenses in connection with the Senior Secured Credit Facility, including commitment fees and various letter of credit fees.

At September 30, 2001, the Company had $43 million in borrowings and $1 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at September 30, 2001 was $131 million.

On November 6, 2001, the Company issued $215 million aggregate principal amount of 9-5/8% Senior Subordinated Notes ("9-5/8% Senior Subordinated Notes") due November 1, 2008 through a private offering eligible for Rule 144A. The 9-5/8% Senior Subordinated Notes have a seven-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after four years at declining premiums. The Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625%. The indenture for the 9-5/8% Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The proceeds from the 9-5/8% Senior Subordinated Notes were used to repay the indebtedness incurred under the capital markets term loan, to pay accrued interest on the capital markets term loan, to pay certain fees and expenses related to the 9-5/8% Senior Subordinated Notes and for general corporate purposes. The 9-5/8% Senior Subordinated Notes are guaranteed by substantially all of the Company's active domestic subsidiaries.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance indebtedness or to fund planned capital expenditures will depend upon the Company's' future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. Based on current operations, the Company expects the capacity under the Senior Secured Credit Facility, together with internally-generated cash flows, to be sufficient to fund capital expenditures, working capital requirements and other corporate purposes for the foreseeable future.

CONVERSION OF PREFERRED STOCK

On July 1, 2001, all of the Company's Premium Income Equity Securities ("PIES") automatically converted into 10,350,000 shares of Common Stock. This conversion saves the Company approximately $12 million in annual preferred dividends. The final quarterly cash dividends on the PIES were paid on July 2, 2001.

COMMON STOCK REPURCHASE PROGRAM

In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Tesoro Common Stock, which represented approximately 9% of the shares then outstanding. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally- generated cash flows. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During 2001, the Company repurchased 304,000 shares of Common Stock at a weighted average price of $11.50 per share, or an aggregate of $3.5 million, bringing the cumulative shares repurchased under the program to 1,931,400.

CAPITAL SPENDING

For the year 2001, the Company's total capital budget is approximately $195 million, primarily for manufacturing improvements and retail marketing expansion. Refinery projects are planned to total approximately $121 million, including completion of the heavy oil conversion project and other economic projects, approximately $28 million for sustaining capital, approximately $8 million for environmental, and approximately $4 million for health, safety and other projects. The Company plans to spend approximately $59 million to further expand its retail marketing, which includes construction of new Mirastar stations under the agreement with Wal-Mart, construction of Company- owned and operated stations, and expansion of Tesoro's branded jobber network. The Company's Marine Services capital expenditures are planned to be approximately $5 million. Other capital is budgeted at $10 million, primarily for information systems to support the expanded retail program and other upgrades. Management plans to fund its capital program for the remainder of 2001 with internally-generated cash flows from operations and borrowings under the new Senior Secured Credit Facility.

During the 2001 Period, the Company's capital expenditures totaled $152 million, which included $62 million for the heavy oil conversion project and $23 million for the Mirastar and other retail marketing programs. Other capital spending was primarily for natural gas-fueled generators, modernization of refinery control systems and other system upgrades. In the 2001 fourth quarter, the Company entered into a sale and leaseback agreement for the recently acquired natural gas-fueled generators at the Washington refinery. The lease agreement is for a three-year period with a one-year renewal option and purchase options at fair market value. The equipment was sold at the Company's cost.

Based on management's preliminary projections, the Company's capital expenditures (including capital expenditures related to assets acquired in the Acquisitions) for 2002 are estimated to range from approximately $150 million to $175 million.

MAJOR MAINTENANCE COSTS

The Company completed a scheduled turnaround of the Alaska refinery in the second quarter of 2001 at a cost of approximately $10 million. The Company has scheduled a turnaround of certain processing units at the Washington refinery with an estimated cost of approximately $20 million in the first quarter of 2002. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $5 million and $16 million in the 2001 Quarter and 2001 Period, respectively. Amortization of these costs are projected to total approximately $22 million in 2001, including approximately $1 million for the Acquisitions.

CASH FLOW SUMMARY

Components of the Company's cash flows are set forth below (in millions):

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Cash Flows From (Used In):
  Operating Activities ...........................   $      76.3    $      53.5
  Investing Activities ...........................        (836.8)         (40.9)
  Financing Activities ...........................         747.6         (129.9)
                                                     -----------    -----------
Decrease in Cash and Cash Equivalents ............   $     (12.9)   $    (117.3)
                                                     ===========    ===========

Net cash from operating activities during the 2001 Period totaled $76 million, compared to $54 million from operating activities in the 2000 Period. The increase was primarily due to higher earnings before depreciation and amortization, offset by an increase in operating cash flows used for working capital primarily related to higher sales activities. Net cash used in investing activities of $837 million in the 2001 Period included $670 million for acquisitions and $152 million for capital expenditures. Net cash from financing activities of $748 million in the 2001 Period included net borrowings of $778 million under the Senior Secured Credit Facility partly offset by financing costs of $17 million and preferred dividend payments of $9 million. Gross borrowings under revolving credit lines amounted to $916 million and repayments amounted to $873 million during the 2001 Period. Working capital totaled $397 million at September 30, 2001 compared to $248 million at year-end 2000.

ENVIRONMENTAL AND OTHER

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources. The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At September 30, 2001, the Company's accruals for environmental expenses totaled approximately $34 million, including assumed known liabilities related to the Acquisitions (excluding the Pipeline System). Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

The Company continues to evaluate certain new revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline starting January 1, 2004. To meet this revised gasoline standard, the Company expects to make capital improvements (including capital improvements on assets acquired in the Acquisitions) of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

The U.S. Environmental Protection Agency has also announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. The Company expects to spend approximately $35 million in capital improvements (including capital improvements on assets acquired in the Acquisitions) through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

The Company expects to spend approximately $35 million in the aggregate in capital improvements at its refineries (including the North Dakota and Utah refineries) over the next four years to comply with the second phase of Maximum Achievable Control Technologies ("Refinery MACT II") which was signed into law in January 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at several of the Company's refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the Acquisitions, the Company assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP recently entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company estimates it will spend $9 million at each of the North Dakota and Utah refineries to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The Company anticipates it will make additional capital improvements (including capital improvements on assets acquired in the Acquisitions) of approximately $8 million in 2001 and $10 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2001 Period, the Company spent approximately $5 million on environmental capital projects.

Conditions that require additional expenditures may transpire for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals (including assets acquired in the Acquisitions), and for compliance with the Clean Air Act and other state, federal and local requirements. The amount of such future expenditures cannot currently be determined by the Company.

For further information on environmental matters and other contingencies, see Note F of Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 and 142 apply to the Acquisitions. The Company is currently evaluating the impact these standards will have on its future results of operations and financial condition.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003 with earlier adoption encouraged. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No. 144 is effective for the Company beginning January 1, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact the standard may have on its future results of operations and financial condition.

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

Although management believes the assumptions upon which these forward-looking statements contained in this Quarterly Report on Form 10-Q are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on those assumptions could be incorrect. All phases of the Company's operations involve risks and uncertainties, many of which are outside the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward- looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to:

     o    changes in general economic conditions;

     o the timing and extent of changes in commodity prices and underlying demand for products;

     o the availability and costs of crude oil, other refinery feedstocks and refined products;

     o the direct or indirect effects on the Company's business resulting from the recent terrorist incidents;

     o    political developments in foreign countries;

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

     o the Company's ability to make acquisitions and successfully integrate them, including the recently acquired North Dakota System, Utah System and Pipeline System;

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

The Company maintains inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. At September 30, 2001 and December 31, 2000, the Company's inventories of refinery feedstocks and refined products totaled 15.5 million barrels, including inventories related to the Acquisitions, and 11.9 million barrels, respectively. In connection with the Acquisitions approximately 3.8 million barrels were acquired at an average cost of $31.56 per barrel (market value at September 6, 2001). During 2000, inventory levels increased 3.3 million barrels over year-end 1999 levels at an average cost of $29.82 per barrel. Sales that result in a liquidation of LIFO inventories at year-end 2001 would have a per barrel cost of sales in excess of current replacement costs and could exceed the year-to-date average costs of sales in 2001. The average cost of refinery throughput in September 2001 was approximately $25.86 per barrel, or approximately $3.96 per barrel lower than the cost of the 2000 incremental inventory layer. The average cost of the Company's refinery feedstocks and refined products inventories as of September 30, 2001 was $23.42 per barrel. If market price levels decline from current levels to a level below the average cost of these inventories, the Company may be required to write down the carrying value of its inventory.

The Company periodically enters into derivative type arrangements on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging activities which are marked to market with changes in the fair value of the derivatives recognized in earnings. Management believes that any potential adverse impact from these activities would not result in a material adverse effect on the Company's financial results, financial position or cash flows. At September 30, 2001, the Company did not hold any exchange traded futures contracts.

INTEREST RATE RISK

The Company had $778 million of outstanding floating-rate debt under the Senior Secured Credit Facility and $307 million of fixed-rate debt at September 30, 2001. The weighted average interest rate on the floating-rate debt was 7.55% at September 30, 2001. The impact on annual cash flow of a 10% change in the floating-rate for the Senior Secured Credit Facility (76 basis points) would be approximately $6 million.

On November 6, 2001, the Company issued $215 million 9-5/8% Senior Subordinated Notes maturing in 2008, and the proceeds were used to replace $200 million of floating-rate debt. At November 8, 2001 the Company had $625 million of outstanding floating-rate debt under the Senior Secured Credit Facility with a weighted average interest rate of 5.44%. The impact on annual cash flow of a 10% change in the floating-rate (54 basis points) would be approximately $3 million.

The fair market value of the Company's fixed-rate debt at September 30, 2001 was approximately $19 million less than its book value of $307 million, based on recent transactions and bid quotes for the Company's 9% Senior Subordinated Notes, due in 2008.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          As previously reported, on May 31, 2000, the Company and certain of its officers were named defendants in a lawsuits filed in the United States District Court, Western District of Texas, San Antonio Division, brought by Group One Limited that sought to certify as a class, all persons or entities who purchased the Company's securities during the period from January 3, 2000 through May 3, 2000. Three other identical lawsuits were filed in the same court. The lawsuits, which were consolidated, alleged that the defendants issued false and misleading information regarding the Company's financial condition and operations, which artificially inflated the market price of the Company's securities during the period from January 3, 2000 through May 3, 2000. The plaintiffs sought unspecified damages. These claims were dismissed on September 21, 2001, although the plaintiffs may replead their case within 60 days of the dismissal order. If the plaintiffs replead their case, the Company believes the claims will be without merit and intends to vigorously defend against the claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          In September 2001, the Company entered into a Senior Secured Credit Facility under which the Company is required to maintain specified levels of interest and fixed charge coverages and sets limitations on the Company's debt-to-capital and leverage ratios. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of the Common Stock, not to exceed $15 million in any year.

          In November 2001, the Company issued $215 million aggregate principal amount of 9-5/8% Senior Subordinated Notes. The indenture for the notes contains covenants and restrictions which are customary for notes of this nature.

          For further information related to these restrictions and covenants in the Senior Secured Credit Facility and the 9-5/8% Senior Subordinated Notes, see Note B of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contained herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2.1 Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. relating to the purchase and sale of the North Dakota core pipeline interest and related assets. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to this Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets acquired and the representations and warranties made by the parties to the Asset Purchase Agreement. The Company agrees to furnish supplementally any omitted schedule to the SEC upon request.

               (b)  REPORTS ON FORM 8-K

                    On September 4, 2001, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related to a presentation and webcast concerning the Acquisitions. The presentation data and script were filed as Exhibits under Item 7 of this Form 8-K. In addition, removal of the Company's indicator margin from its website was filed under Item 5, Other Events.

                    On September 21, 2001, a Current Report on Form 8-K was filed reporting under Item 2, Acquisitions or Dispositions of Assets, that the Company completed the acquisition of certain refining and marketing assets of BP p.l.c. and certain of its affiliates, including refineries in Salt Lake City, Utah and Mandan, North Dakota and entered into an agreement to purchase the Pipeline System. Asset purchase agreements for the Salt Lake City refinery and the Mandan refinery were filed as Exhibits under Item 7 of this Form 8-K. In addition, press releases announcing (i) the Company is investigating various strategic, value-creating opportunities for its Gulf of Mexico- based Marine Services operations and (ii) the Company had entered into a purchase and sale agreement to acquire approximately 46 retail fueling facilities were filed under Item 5, Other Events. Press releases dated August 27, 2001 and September 4, 2001 were filed as Exhibits under Item 7.

                    On October 24, 2001, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related to a presentation concerning the 9-5/8% Senior Subordinated Notes. The presentation data was filed as an Exhibit under Item 7 of this Form 8-K.

                    On October 24, 2001, an Amendment No. 1 to Current Report on Form 8-K was filed reporting under Item 2, Acquisitions or Dispositions of Assets, that the Company completed the acquisition (as adjusted for the post-closing inventory valuation) of certain refining and marketing assets of BP p.l.c. and certain of its affiliates, including refineries in Salt Lake City, Utah and Mandan, North Dakota. Included under Item 7 of this Form 8-K/A were the following: (i) Audited Financial Statements of The North Dakota and Utah Refining and Marketing Business of BP Corporation North America Inc. as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000; (ii) Unaudited Financial Statements of The North Dakota and Utah Refining and Marketing Business of BP Corporation North America Inc. as of June 30, 2001 and for the six months ended June 30, 2000 and 2001; and (iii) Unaudited Pro Forma Combined Condensed Financial Statements as of June 30, 2001, for the year ended December 31, 2000 and for the six months ended June 30, 2001. In addition, an updated management's discussion and analysis of financial condition and results of operations was filed under Item 9, Regulation FD Disclosures.

                    On November 5, 2001, an Amendment No. 2 to Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company completed the acquisition of the North Dakota-based, common-carrier crude oil pipeline and gathering system of BP p.l.c. Amended pro forma financial information was filed as an Exhibit under Item 7 of this Form 8-K/A. In addition, the new $1,000,000,000 Credit Agreement , Guarantee and Collateral Agreement and First Amendment to the Credit Agreement were filed as Exhibits under Item 7 of this Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TESORO PETROLEUM CORPORATION
                                                 REGISTRANT




Date: November 14, 2001       /s/             BRUCE A. SMITH
                              --------------------------------------------------
                                              Bruce A. Smith
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer



Date: November 14, 2001       /s/             GREGORY A. WRIGHT
                              --------------------------------------------------
                                              Gregory A. Wright
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
2.1       Asset Purchase Agreement, dated July 16, 2001, by and among the
          Company, BP Corporation North America Inc. and BP Pipelines (North
          America) Inc. relating to the purchase and sale of the North Dakota core pipeline interest and related assets. Pursuant to Item 601(b)(2)
          of Regulation S-K, certain schedules and similar attachments to this
          Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets acquired and the representations and warranties made by the parties to the Asset
          Purchase Agreement. The Company agrees to furnish supplementally any omitted schedule to the SEC upon request.