Form 10-K
period 2001-12-31
TESORO PETROLEUM CORP /NEW/
filed 2002-02-22
CIK 50104

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM .... TO ....

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
                                  210-828-8484

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
     Common Stock, $0.16 2/3 par value                       New York Stock Exchange
                                                                 Pacific Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 1, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $566,044,885 based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 1, 2002, there were 41,445,297 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TESORO PETROLEUM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
           Refinery and Retail Growth..................................    3
           Pending Acquisition of the Golden Eagle Assets..............    3
           Refining Segment............................................    4
           Retail Segment..............................................   11
           Marine Services Segment.....................................   13
           Competition and Other.......................................   13
           Government Regulation and Legislation.......................   15
           Employees...................................................   17
           Risk Factors and Investment Considerations..................   18
Item 2.    Properties..................................................   23
Item 3.    Legal Proceedings...........................................   24
Item 4.    Submission of Matters to a Vote of Security Holders.........   24
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   25
Item 6.    Selected Financial Data.....................................   26
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   29
           Strategy....................................................   29
           Business Environment........................................   31
           Results of Operations.......................................   32
           Capital Resources and Liquidity.............................   37
           Accounting Standards........................................   45
           Forward-Looking Statements..................................   47
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   48
Item 8.    Financial Statements and Supplementary Data.................   50
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   81
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   81
Item 11.   Executive Compensation......................................   84
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   92
Item 13.   Certain Relationships and Related Transactions..............   95
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   95
SIGNATURES.............................................................  104

     THIS ANNUAL REPORT ON FORM 10-K (INCLUDING DOCUMENTS INCORPORATED BY REFERENCE HEREIN) CONTAINS STATEMENTS WITH RESPECT TO OUR EXPECTATIONS OR BELIEFS AS TO FUTURE EVENTS. THESE TYPES OF STATEMENTS ARE "FORWARD-LOOKING" AND SUBJECT TO UNCERTAINTIES. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 47.

     When used in this Annual Report on Form 10-K, the terms "Tesoro", "we", "our" and "us" except as otherwise indicated or as the context otherwise indicates, refer to Tesoro Petroleum Corporation and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

     We are an independent refiner and marketer with three operating segments -- (1) refining crude oil and other feedstocks and selling petroleum products in bulk and wholesale markets ("Refining"), (2) selling motor fuels and convenience products and services in the retail market ("Retail") and (3) providing petroleum products and logistics services to the marine and offshore exploration and production industries ("Marine Services"). Through our Refining segment, we manufacture products including primarily gasoline and gasoline blendstocks, jet fuel, diesel fuel and residual fuel for sale to a wide variety of commercial customers in the United States and countries in the Pacific Rim. Our Retail segment distributes gasoline through a retail network of gas stations under the Tesoro, Mirastar, Tesoro Alaska and other brands. Our Marine Services segment markets and distributes a broad range of petroleum products, chemicals and supplies and provides logistical support services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. We are evaluating various strategic opportunities (including a possible sale of all or a part of this business) to capitalize on the value of our Marine Service assets.

     See Note D of Notes to Consolidated Financial Statements in Item 8 for additional segment information.

     We were incorporated in Delaware in 1968. Our principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and our telephone number is (210) 828-8484.

REFINERY AND RETAIL GROWTH

     On September 6, 2001, we acquired two refineries in North Dakota and Utah and related storage, distribution and retail assets from certain affiliates of BP p.l.c. ("BP"). The acquired assets include a 60,000 barrels per day ("bpd") refinery in Mandan, North Dakota and a 55,000 bpd refinery in Salt Lake City, Utah. The acquired assets also include related bulk storage facilities, eight product distribution terminals, and retail assets consisting of 42 retail stations and contracts to supply a jobber network of over 280 retail stations. In connection with the acquisition of the North Dakota refinery, we purchased a North Dakota-based, common-carrier crude oil pipeline and gathering system ("Pipeline System") from certain affiliates of BP on November 1, 2001. The Pipeline System is the primary crude supply carrier for our Mandan, North Dakota refinery. We assumed certain liabilities and obligations (including costs associated with transferred employees and environmental matters) related to the acquired assets, subject to specified levels of indemnification. The Mid-Continent Acquisition enabled us to increase the size and scope of our operations and diversify our earnings and geographic exposure. The Mid-Continent Acquisition increased our number of refineries from three to five, with aggregate crude oil refining capacity rising from 275,000 bpd to 390,000 bpd. We paid $756.1 million in cash (including $83.0 million for hydrocarbon inventories) for these assets.

     In November 2001, we acquired 46 retail fueling facilities, including 37 retail stations with convenience stores and nine commercial cardlock facilities, located in Washington, Oregon and Idaho from a privately-held company based in Seattle, Washington.

PENDING ACQUISITION OF THE GOLDEN EAGLE ASSETS

     We entered into a sale and purchase agreement with Ultramar Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002. We agreed to acquire the 168,000 bpd Golden Eagle refinery located in Martinez, California near the San Francisco Bay Area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets"). The purchase price for the Golden Eagle Assets is $995 million plus the value of feedstock and refined product inventories at closing, assumed to be $130 million.

     We expect the pending acquisition of the Golden Eagle Assets to increase our combined rated crude oil capacity by more than 40% to 558,000 bpd. In addition, we expect our branded retail network will expand to approximately 750 locations, including nearly 100 stations in California. We intend to close the pending acquisition of the Golden Eagle Assets, which is subject to customary conditions and approval by the Federal

Trade Commission and the Attorneys General of the States of California and Oregon, in April 2002. We intend to finance the acquisition with a combination of debt (including an amendment to our senior secured credit facility) and public or private equity.

     In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition, we have agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. This includes, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for violations of environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, we also have agreed to assume the seller's obligations pursuant to its settlement efforts with the Environmental Protection Agency ("EPA") concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller will retain. See "Environmental Controls and Expenditures -- Pending Acquisition of Golden Eagle Assets."

     Following the closing of the pending acquisition of the Golden Eagle Assets, we also will assume and take assignment of certain of the seller's obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000 from Tosco Corporation. The seller has agreed to use commercially reasonable efforts to persuade Phillips Petroleum Company, as successor to Tosco Corporation ("Phillips"), to consent to this assignment, including the seller's rights to indemnification of up to $50 million on environmental matters existing prior to the seller's acquisition of the Golden Eagle Assets. If the seller cannot obtain a consent from Phillips, the seller has agreed to provide us with a "back-to-back" indemnity that will indemnify us against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Phillips, less any legal or other enforcement costs the seller incurs. Therefore, the indemnification that we may be entitled to receive may not be sufficient to cover any losses or damages we incur.

REFINING SEGMENT

OVERVIEW

     We currently own and operate petroleum refineries in Alaska and Washington (the "Pacific Northwest"), Hawaii (the "Mid-Pacific") and North Dakota and Utah (the "Mid-Continent") and sell refined products to a wide variety of customers in the mid-continental and western continental United States, Hawaii, Alaska and countries in the Pacific Rim. During 2001, products from our refineries accounted for approximately 79% of our sales volumes, with the remaining 21% purchased from other refiners and suppliers.

     Our five refineries have a combined rated crude oil capacity of 390,000 bpd. We operate the largest refineries in Hawaii and Utah, the second largest refinery in Alaska and the only refinery in North Dakota. Capacity and actual throughput rates of crude oil and other feedstocks by refinery are as follows:

                                                                          THROUGHPUT (BPD)
                                                      RATED CRUDE    ---------------------------
                      REFINERY                        OIL CAPACITY    2001      2000      1999
                      --------                        ------------   -------   -------   -------
                                                         (BPD)
PACIFIC NORTHWEST
  Washington........................................    108,000      119,400   116,600    98,100
  Alaska............................................     72,000       50,000    48,500    48,700
MID-PACIFIC
  Hawaii............................................     95,000       87,100    84,400    86,900
MID-CONTINENT(a)
  North Dakota......................................     60,000       17,100        --        --
  Utah..............................................     55,000       16,500        --        --
                                                        -------      -------   -------   -------
          TOTAL REFINERY SYSTEM(a)..................    390,000      290,100   249,500   233,700
                                                        =======      =======   =======   =======

---------------

(a) Throughput volumes include the Mid-Continent refineries since we acquired them on September 6, 2001, averaged over 365 days. Throughput averaged over the 117 days that we owned the Mid-Continent refineries in 2001 was 53,500 bpd in North Dakota and 51,500 bpd in Utah. Prior to 2001, we believe that annual throughput averaged 50,600 bpd and 54,500 bpd at the North Dakota refinery in 2000 and 1999, respectively, and 51,100 bpd and 50,700 bpd at the Utah refinery in 2000 and 1999, respectively.

     At the Washington refinery, throughput was higher than the rated crude oil capacity in 2001 and 2000 due to operational improvements and the processing of other feedstocks in addition to crude oil. Throughput at the Alaska refinery has been below capacity levels, reflecting supply, demand and marketing economics in the region. Scheduled refinery maintenance turnarounds temporarily reduced throughput in Utah in 2001 and 2000, in Hawaii and North Dakota in 2000 and in Washington and Alaska in 1999.

     In 2001, our refinery system received 13% of its crude oil input from domestic mid-continental sources, 40% from foreign sources (including 16% from Canada), 33% from Alaska's North Slope, 11% from Alaska's Cook Inlet and 3% from other sources. As shown in the table below, in 2001, approximately 45% of our total refinery system throughput was heavy crude oil, compared with 42% in 2000. Actual throughput of crude oil and other feedstocks are summarized below:

                                                        2001           2000           1999
                                                    ------------   ------------   ------------
                                                    VOLUME    %    VOLUME    %    VOLUME    %
                                                    ------   ---   ------   ---   ------   ---
THROUGHPUT (volumes in thousand bpd):
PACIFIC NORTHWEST
  Heavy crude.....................................   77.9     46%   59.3     36%   35.9     25%
  Light crude.....................................   83.6     49    95.8     58   106.0     72
  Other feedstocks................................    7.9      5    10.0      6     4.9      3
                                                    -----    ---   -----    ---   -----    ---
          Total...................................  169.4    100%  165.1    100%  146.8    100%
                                                    =====    ===   =====    ===   =====    ===
MID-PACIFIC
  Heavy crude.....................................   53.0     61%   46.7     55%   45.7     53%
  Light crude.....................................   34.1     39    37.7     45    41.2     47
                                                    -----    ---   -----    ---   -----    ---
          Total...................................   87.1    100%   84.4    100%   86.9    100%
                                                    =====    ===   =====    ===   =====    ===
MID-CONTINENT(a)
  Light crude.....................................   33.3     99%     --     --      --     --
  Other feedstocks................................    0.3      1      --     --      --     --
                                                    -----    ---   -----    ---   -----    ---
          Total...................................   33.6    100%     --     --      --     --
                                                    =====    ===   =====    ===   =====    ===
TOTAL REFINERY SYSTEM(a)
  Heavy crude.....................................  130.9     45%  106.0     42%   81.6     35%
  Light crude.....................................  151.0     52   133.5     54   147.2     63
  Other feedstocks................................    8.2      3    10.0      4     4.9      2
                                                    -----    ---   -----    ---   -----    ---
          TOTAL...................................  290.1    100%  249.5    100%  233.7    100%
                                                    =====    ===   =====    ===   =====    ===

---------------

(a) Throughput volumes include the Mid-Continent refineries since we acquired them on September 6, 2001, averaged over 365 days. Throughput for these refineries averaged over the 117 days that we owned them in 2001 was 105,000 bpd. Prior to 2001, we believe that annual throughput at the Mid-Continent refineries averaged 101,700 bpd in 2000 and 105,200 bpd in 1999.

     We purchase feedstock for the refineries through term agreements and in the spot market. We purchase Alaska Cook Inlet, Alaska North Slope, Canadian and North Dakota crude oils from several suppliers under term agreements with renewal provisions. Prices under the term agreements fluctuate with market prices.

     We term charter three double-hull U.S. flag tankers to transport crude oil and refined products. One of the charters has a three-year primary term that began in May 2000 and two one-year renewal options. In March 2001, we entered into a charter for a double-hull sister ship for a two-year initial term with an option to renew for an additional year. In the second half of 2001, we entered into a one-year term charter on a third

U.S. flag vessel. We also charter other tankers and ocean-going barges on a short-term basis to transport crude oil and petroleum products.

     Our refinery system yield consists primarily of gasoline and gasoline blendstocks, jet fuel, diesel fuel and residual fuel oil. We also manufacture other products, including liquefied petroleum gas and liquid asphalt. Our refinery system yield, in volume and as a percentage, is summarized below:

                                                        2001           2000           1999
                                                    ------------   ------------   ------------
                                                    VOLUME    %    VOLUME    %    VOLUME    %
                                                    ------   ---   ------   ---   ------   ---
REFINERY SYSTEM YIELD (volumes in thousand bpd):
PACIFIC NORTHWEST REFINERIES
  Gasoline and gasoline blendstocks...............   73.1     42%   74.2     44%   71.4     47%
  Jet fuel........................................   28.4     16    31.4     18    29.7     20
  Diesel fuel.....................................   29.5     17    27.5     16    21.3     14
  Heavy oils, residual products and other.........   44.3     25    38.0     22    29.7     19
                                                    -----    ---   -----    ---   -----    ---
          Total...................................  175.3    100%  171.1    100%  152.1    100%
                                                    =====    ===   =====    ===   =====    ===
MID-PACIFIC REFINERY
  Gasoline and gasoline blendstocks...............   19.8     23%   20.8     24%   21.5     24%
  Jet fuel........................................   27.5     31    26.2     31    28.6     31
  Diesel fuel.....................................   14.0     16    11.7     14    11.4     12
  Heavy oils, residual products and other.........   26.8     30    26.8     31    30.2     33
                                                    -----    ---   -----    ---   -----    ---
          Total...................................   88.1    100%   85.5    100%   91.7    100%
                                                    =====    ===   =====    ===   =====    ===
MID-CONTINENT REFINERIES(a)
  Gasoline and gasoline blendstocks...............   17.6     50%     --     --      --     --
  Jet fuel........................................    3.5     10      --     --      --     --
  Diesel fuel.....................................    9.4     27      --     --      --     --
  Heavy oils, residual products and other.........    4.4     13      --     --      --     --
                                                    -----    ---   -----    ---   -----    ---
          Total...................................   34.9    100%     --     --      --     --
                                                    =====    ===   =====    ===   =====    ===
TOTAL REFINERY SYSTEM YIELD(a)
  Gasoline and gasoline blendstocks...............  110.5     37%   95.0     37%   92.9     38%
  Jet fuel........................................   59.4     20    57.6     23    58.3     24
  Diesel fuel.....................................   52.9     18    39.2     15    32.7     13
  Heavy oils, residual products and other.........   75.5     25    64.8     25    59.9     25
                                                    -----    ---   -----    ---   -----    ---
          Total...................................  298.3    100%  256.6    100%  243.8    100%
                                                    =====    ===   =====    ===   =====    ===

---------------

(a) Refinery system yield includes the Mid-Continent refineries since we acquired them on September 6, 2001, averaged over 365 days. Refinery system yield for these refineries averaged over the 117 days we owned them in 2001 was 108,700 bpd.

     We operate refined product terminals in the following states:

     - Alaska -- Anchorage and Kenai;

     - California -- Port Hueneme and Stockton;

     - Hawaii -- on the islands of Hawaii, Kauai, Maui and Oahu;

     - Idaho -- Boise and Burley;

     - Minnesota -- Minneapolis/St. Paul, Moorehead and Sauk Center;

     - North Dakota -- Jamestown and Mandan;

     - Utah -- Salt Lake City; and

     - Washington -- Anacortes, Port Angeles and Vancouver.

     In addition, we distribute products through third-party terminals and truck racks in our market areas. Terminals we operate are supplied primarily by our refineries. Fuel distributed through third-party terminals also is supplied by our refineries and through purchases and exchange arrangements with other refining and marketing companies.

PACIFIC NORTHWEST REFINERIES

  Washington

     Refining. The Washington refinery, located in Anacortes on the Puget Sound, about 60 miles north of Seattle, includes fluid catalytic cracking ("FCC"), alkylation, hydrotreating, vacuum distillation and catalytic reformer units. The FCC and other product upgrade units enable the Washington refinery to produce about 75% to 85% of its output as gasoline (including cleaner-burning CARB gasoline), diesel and jet fuel, depending on the mix of crude oil and other feedstock throughput. The FCC unit also can upgrade heavy vacuum gas oils from the Alaska and Hawaii refineries and other suppliers. In December 1999, the Washington refinery completed the installation of a distillate treater that increased production of low-sulfur diesel and jet fuels. A turnaround of the FCC and alkylation units is expected to be completed during the first quarter of 2002.

     We commenced a heavy oil conversion project at our Washington refinery in 2000, which will enable us to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline and to reduce production of lower-value heavy products. We expect to spend approximately $116 million (including capitalized interest) for this project, of which $97 million has been spent through December 31, 2001. The de-asphalting unit, one of the major components of the heavy oil conversion project, has been in operation since late September 2001. The upgrade of the FCC unit, the final major component of the heavy oil conversion project, is in progress and we expect it to be fully operational by the end of the first quarter of 2002.

     Crude Oil Supply. The Washington refinery's crude oil is sourced primarily from Alaska, Canada and Southeast Asia. We receive crude oil from Canada at the Washington refinery through a third-party pipeline system. Other feedstock is delivered by tanker at the Washington refinery's marine terminal at Anacortes. We supply intermediate feedstocks, primarily heavy vacuum gas oil, from some of our other refineries and by spot market purchases from third-party refineries.

     Transportation. The Washington refinery receives crude oil from Canada through the 24-inch, third-party Transmountain Pipeline, which originates in Edmonton, Canada. We receive other crude oil through the Washington refinery's marine terminal. The pipeline and the marine terminal are each capable of providing 100% of the Washington refinery's feedstock needs. During 2001, the Washington refinery shipped approximately 24,000 bpd of high-value products (gasoline, jet fuel and diesel) via the third-party Olympic pipeline system, which serves the Seattle, Washington area with 16-inch and 20-inch lines and continues to Portland, Oregon with a 14-inch line. In February 2002, the Olympic pipeline system increased its tariff rate by 24.3%. We have challenged the interim tariff and, if successful, will receive a rebate for pipeline tariffs we pay after February 1, 2002, equal to the difference between the interim rate and the final approved rate. We also deliver gasoline through a neighboring refinery's truck rack, and we distribute some diesel fuel through a truck rack at our refinery. We also ship products by barge and ship. The Washington refinery can deliver significant volumes of products through our marine terminal to ships and barges. We ship all of the fuel oil production by water. Propane and asphalt are shipped by both truck and rail.

     Terminals. We operate refined product terminals at Port Angeles and Vancouver, Washington and at Stockton and Port Hueneme, California. In addition, we distribute products through third-party terminals and truck racks in our market areas. Terminals we operate are supplied primarily by our refineries. Fuel distributed through third-party terminals also is supplied by our refineries and through purchases and exchange arrangements with other refining and marketing companies.

  Alaska

     Refining. The Alaska refinery is located near Kenai, Alaska, approximately 70 miles southwest of Anchorage, where it has access to Alaskan and imported crude oil supplies. The Alaska refinery produces liquefied petroleum gas, gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, liquid asphalt, heavy oils and residual products. The refinery has a total rated crude oil capacity of 72,000 bpd and is the second largest refinery in the state. We completed a scheduled maintenance turnaround of all major process units at the Alaska refinery in the second quarter of 2001, and the next turnaround is scheduled for the second quarter of 2003.

     Crude Oil Supply. The Alaska refinery runs primarily the Alaska Cook Inlet crude oil that is produced close to the refinery. To a lesser extent, the refinery also runs Alaska North Slope and other crude oils. We deliver crude oil by tanker to the Alaska refinery through the Kenai Pipe Line Company marine terminal, which is a Tesoro-owned common carrier and marine dock facility, and to the Kenai Pipe Line Company marine terminal by pipeline connected directly with some of the Cook Inlet producing fields.

     Transportation. We own and operate a common-carrier petroleum products pipeline, which runs from the Alaska refinery to our terminal facilities in Anchorage and to the Anchorage airport. This ten-inch diameter pipeline has the capacity to transport approximately 40,000 bpd of products and allows us to transport light products to the terminal facilities throughout the year, regardless of weather conditions. We also own and operate a common-carrier pipeline and Kenai Pipe Line Company marine terminal, adjacent to the Alaska refinery, for unloading crude oil feedstocks and loading product inventory on tankers and barges.

     Terminals. We operate refined product terminals at Kenai and Anchorage, Alaska. In addition, we distribute products through third-party terminals and truck racks in our market areas. The terminals we operate are supplied primarily by our refineries. Fuel distributed through third-party terminals also is supplied by our refineries and through purchases and exchange arrangements with other refining and marketing companies.

MID-PACIFIC REFINERY

  Hawaii

     Refining. The Hawaii refinery, located at Kapolei in an industrial park 22 miles west of Honolulu, produces liquified petroleum gas, gasoline and gasoline blendstocks, jet fuel, diesel fuel and fuel oil. The refinery has a total rated crude oil capacity of 95,000 bpd and is the largest refinery in the state. Major product upgrade units include the distillate hydrocracker, vacuum distillation and catalytic reformer units. We completed a planned maintenance turnaround in September 2000, and the next major turnaround is scheduled for the third quarter of 2003.

     Crude Oil Supply. The Hawaii refinery's crude oil supply is sourced primarily from Alaska, Australia and Southeast Asia. We receive crude oil for the Hawaii refinery through our single-point mooring terminal and pipeline system that also can be used for receiving and loading refined products.

     Transportation. Crude oil is transported to Hawaii by tankers and discharged through our single-point mooring terminal, about 1.5 miles offshore from the Hawaii refinery. Three underwater pipelines connect the single-point mooring terminal to the Hawaii refinery to allow crude oil and products to be transferred to the Hawaii refinery and to load products from the Hawaii refinery to ships and barges. We distribute refined products to customers on the island of Oahu through a pipeline system, which includes connections to the military at several locations. We also distribute refined products to commercial customers via third-party terminals at Honolulu International Airport and Honolulu Harbor and by barge to Tesoro-owned and third-party terminal facilities on the islands of Maui, Kauai and Hawaii. Our product pipelines connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, which is able to accommodate barges and product tankers up to 800 feet in length and reduces traffic at the single-point mooring terminal.

     Terminals. We operate refined product terminals in Hawaii on the islands of Hawaii, Kauai, Maui and Oahu. In addition, we distribute products through third-party terminals and truck racks in our market areas. Terminals we operate are supplied primarily by our refineries. Fuel distributed through third-party terminals also is supplied by our refineries and through purchases and exchange arrangements with other refining and marketing companies.

MID-CONTINENT REFINERIES

  North Dakota

     Refining. The North Dakota refinery is located near Mandan, North Dakota on 960 acres of land. The 60,000 bpd refinery is the only one in the state and serves both in-state needs and those of neighboring Minnesota. The refinery produces a slate of high-value products derived primarily from local crude oil supplies in the Williston Basin and also some Canadian crude oil, which both reach the refinery through the Pipeline System. The North Dakota refinery produces approximately 60% gasoline, 30% distillates and 10% other products. A maintenance turnaround is scheduled at the North Dakota refinery in the third quarter of 2003.

     Crude Oil Supply. The North Dakota refinery's crude oil is sourced primarily from local Williston Basin sweet crude oil. Although the current tariff structure makes local crude oil more economic, the refinery also has access to other sources of crude oil.

     The Pipeline System consists of over 700 miles of pipeline and delivers all of the North Dakota refinery's crude oil requirements as well as some crude oil requirements to regional points where there is additional demand. The Pipeline System is configured to gather crude oil from the local Williston Basin and adjacent production areas in North Dakota and Montana and transport it to the North Dakota refinery. The Pipeline System is a common carrier transporting crude oil subject to regulation by various local, state and federal agencies, including the Federal Energy Regulatory Commission. We have entered into a transition services agreement (as amended) for BP to operate the Pipeline System on our behalf until December 15, 2002.

     Transportation. Our refined product pipeline system distributes approximately 85% of the North Dakota refinery's product. The main product pipeline is approximately 430 miles and has a capacity of approximately 50,000 bpd. All gasoline and distillate products produced at the North Dakota refinery, with the exception of railroad-spec diesel fuel, can be shipped on the line to downstream terminals. An additional pipeline provides railroad-spec diesel fuel via a five-mile, 5,000 bpd pipeline to the Burlington Northern rail yard in Bismark, North Dakota. We have entered into a transition services agreement (as amended) for BP to operate the refined products pipeline on our behalf until December 15, 2002.

     Terminals. The main product pipeline of our refined product pipeline system connects the refinery to five owned product marketing terminals located in: (1) Mandan, at the North Dakota refinery; (2) Jamestown, North Dakota; (3) Moorehead, Minnesota; (4) Sauk Center, Minnesota; and (5) the Minneapolis/ St. Paul, Minnesota area. Total capacity for all five terminals is 2,830,000 barrels.

     Offtake Agreements. In connection with the Mid-Continent Acquisition, we entered into certain offtake agreements with BP for a portion of our refined products produced at these refineries. The offtake agreements related to the North Dakota refinery commit approximately 30,470 bpd (which represents approximately 59% of the historical three-year average production of 51,770 bpd) of the North Dakota refinery product for each of the first three years. In years four and five the commitment is reduced. Volumes related to the Minneapolis/ St. Paul terminal, committed over five years, will decline after year three. BP initially will receive approximately 68% of the committed product via the Minneapolis/St. Paul terminal with the remainder distributed through the other Minnesota and North Dakota terminals. These agreements provide a stable distribution channel for our product, while allowing time to form relationships and seek new outlets for future product distribution. Sales prices under the offtake agreements are based on market prices at the time of sale.

  Utah

     Refining. The Utah refinery is located in Salt Lake City. The 55,000 bpd refinery is the largest in the state of Utah and is well-positioned to supply products to the growing Utah and Idaho marketing areas. The refinery produces a high-value product slate from Canadian and Rocky Mountain crude oil, which it receives via pipeline and truck from fields in Utah, Colorado, Wyoming and Canada. The Utah refinery's primary products include gasoline, diesel fuel and jet fuel, which are shipped via pipeline, rail car or truck to markets in Utah, Idaho, Wyoming, Nevada, Oregon and Washington. A maintenance turnaround is scheduled at the Utah refinery in the first quarter of 2003.

     Crude Oil Supply. The Utah refinery processes a low sulfur crude oil slate and has the flexibility to process different crude oils. As local crude oil supplies decline, local capacity can be replaced with Canadian Light Sweet or Syncrude. Local crude oils are delivered primarily via the Amoco "U" Pipeline. Canadian crude oil and other domestic crudes are delivered primarily through another pipeline system. The price of local crude oil is primarily based on the Canadian import alternative.

     Transportation. The Utah refinery's products are distributed through a system of both owned and third-party terminals and third-party pipeline connections primarily in Utah and Idaho, with some incremental product to Nevada, Washington and Wyoming.

     Terminals. In addition to sales at the refinery, we distribute product through the Chevron Pipeline to the two terminals we own at Boise and Burley, Idaho and to two terminals we lease from Northwest Terminalling Company in Pocatello, Idaho and Pasco, Washington. Total storage capacity for the three owned terminals, including the Salt Lake City terminal, is 2,467,000 barrels. In addition, the two leased terminals have an aggregate allocated throughput capacity of 10,000 bpd.

     Offtake Agreements. The offtake agreements for the Utah refinery represent approximately 6,750 bpd of refined product produced (approximately 14% of the historical three year-average production of 48,560 bpd) for periods ranging from two years to three years, depending on the terminal. The commitment under the agreements has limited gasoline volumes since we acquired substantially all of BP's retail assets in the region. A majority of the product under the agreements will be distributed through the Salt Lake City terminal. Sales prices under the offtake agreements are based on market prices at the time of sale.

WHOLESALE MARKETING

     Our Refining segment sells refined products, including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy oil and residual products in both the bulk and wholesale markets. Sources of our product sales include our refinery system yield, products drawn from inventory balances and products purchased from third parties. Our refined products sales in the Refining segment, including intersegment sales to our Retail operations, consisted of the following:

                                                              2001(A)    2000   1999
                                                              --------   ----   ----
PRODUCT SALES (thousand bpd)
  Gasoline and gasoline blendstocks.........................    161      135    124
  Jet fuel..................................................     81       76     76
  Diesel fuel...............................................     73       54     47
  Heavy oils, residual products and other...................     61       58     56
                                                                ---      ---    ---
     Total Product Sales....................................    376      323    303
                                                                ===      ===    ===

---------------

(a) Sales volumes for 2001 include amounts for the Mid-Continent operations since their acquisition on September 6, 2001, averaged over 365 days.

     In August 2001, we opened an office in Long Beach, California to provide supply and marketing activities in California and the southwestern United States. Our goal is to establish a marketing operation in California capable of providing us and other independent marketers in California with a competitive and secure supply of products. To further these objectives, we lease approximately 500,000 barrels of storage capacity with waterborne access in southern California through September 2004.

     Gasoline and Gasoline Blendstocks. We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the mid-continental and western United States (including Alaska and Hawaii). The demand for gasoline is seasonal in a majority of our markets, with lowest demand during the winter months.

     We also sell gasoline to wholesale customers and bulk end-users (including several major oil companies) under various supply agreements. Gasoline also is delivered to refiners and marketers in exchange for product received at other locations in the mid-continental and western United States. We also sell, at wholesale, to unbranded jobbers. We distribute product through Tesoro-owned and third-party terminals and truck racks.

Although our marketing strategy in Hawaii and Alaska is to maximize in-state sales, gasoline and gasoline components produced in excess of market demand may be shipped to the U.S. West Coast or exported to other markets, principally in the Asia/Pacific area.

     We sell CARB quality blendstocks in the wholesale bulk market, generally at higher values than conventional gasoline. We continue to evaluate several additional projects at our existing refineries to increase our production capacity of CARB products. In April 2001, we entered into a nonexclusive license agreement that allows us to make and sell gasoline subject to patents held by Union Oil Company of California, a subsidiary of Unocal Corporation. This agreement removes uncertainty regarding patent royalties as we expand production and marketing of cleaner-burning gasoline.

     Jet Fuel. We are a major supplier of commercial jet fuel to passenger and cargo airlines in Alaska and Hawaii and on the U.S. West Coast. We, along with other marketers, import jet fuel into Alaska, Hawaii and the U.S. West Coast. We primarily market commercial jet fuel at airports in Anchorage, Honolulu and other Hawaiian island locations, as well as at major airports throughout the western United States.

     Diesel Fuel. We sell our diesel fuel production primarily on a wholesale basis for marine, transportation, industrial and agricultural purposes, as well as for home heating. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. Generally, the production of diesel fuel by refiners in Alaska, Hawaii and our market areas in the western United States is typically in balance with demand. As a result of seasonal demand swings, we import and export diesel fuel from Alaska and Hawaii. See "Government Regulation and Legislation -- Environmental Controls and Expenditures" for a discussion of the effect of governmental regulations on the production of low-sulfur diesel fuel.

     Heavy Oil and Residual Products. Our Mid-Pacific and Pacific Northwest refineries have vacuum units that use atmospheric crude oil tower bottoms as a feedstock and further process these volumes into light vacuum gas oil, medium vacuum gas oil, heavy vacuum gas oil and vacuum tower bottoms. Light vacuum gas oil and medium vacuum gas oil are further processed in the Alaska and Hawaii hydrocrackers, where they are converted into jet fuel, gasoline blendstocks and diesel fuel. Heavy vacuum gas oil is used primarily as an FCC feedstock at the Washington refinery where it is upgraded to gasoline and diesel fuel. The vacuum tower bottoms are used to produce liquid asphalt, fuel oil and marine bunker fuel. We sell heavy fuel oils to other refineries, electric power producers and marine and industrial end-users. We sell our liquid asphalt for paving materials in Alaska, Hawaii and Washington. In the Pacific Northwest, demand for liquid asphalt is seasonal because mild weather conditions are needed for highway construction.

     We have marine fuel marketing operations and leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon. Marine fuels sold from these locations are supplied principally by our Pacific Northwest refineries.

     Sales of Purchased Products. In the normal course of business, we purchase refined products manufactured by others for resale to customers. The products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks are purchased primarily in the spot market. Sales of these products represented approximately 21% of total volumes we sold in 2001. We conduct our gasoline and diesel fuel purchase and resale activity primarily on the U.S. West Coast. The jet fuel activity primarily consists of imports into Alaska and California.

RETAIL SEGMENT

     Our Retail segment sells gasoline and diesel in retail markets in the mid-continental and western United States (including Alaska and Hawaii). The demand for gasoline is seasonal in a majority of our markets, with highest demand for gasoline during the summer driving season. We sell gasoline to retail customers through Tesoro-owned and operated sites and agreements with third-party, branded jobbers. As of December 31, 2001, our Retail business included a network of 677 branded retail stations (under the Tesoro, Mirastar, Tesoro Alaska and other brands), including 213 Tesoro-owned retail gasoline stations and 464 jobber/dealer stations in the mid-continental and western United States. The following table summarizes our retail operations as of and for the years ended December 31, 2001, 2000 and 1999:

                                                               2001     2000     1999
                                                              ------   ------   ------
NUMBER OF BRANDED RETAIL STATIONS (end of period)
Tesoro (including Tesoro Alaska) --
  Tesoro-owned..............................................     138       63       62
  Jobber/dealer.............................................     183      193      182
Mirastar --
  Tesoro-owned..............................................      55       20       --
Other --
  Tesoro-owned..............................................      20(a)     --      --
  Jobber/dealer.............................................     281       --       --
Total Branded Retail Stations --
  Tesoro-owned(b)...........................................     213       83       62
  Jobber/dealer.............................................     464      193      182
                                                              ------   ------   ------
          Total.............................................     677      276      244
                                                              ======   ======   ======
AVERAGE NUMBER OF BRANDED STATIONS (during year)
  Tesoro-owned..............................................     132       68       61
  Jobber/dealer.............................................     274      192      177
                                                              ------   ------   ------
          Total Average Retail Stations.....................     406      260      238
                                                              ======   ======   ======
TOTAL FUEL VOLUME (millions of gallons)
  Tesoro-owned..............................................   209.7     99.2     93.5
  Jobber/dealer.............................................   186.1    115.7    105.8
                                                              ------   ------   ------
          Total Fuel Volumes................................   395.8    214.9    199.3
                                                              ======   ======   ======
AVERAGE FUEL VOLUME PER MONTH PER STATION(thousands of
  gallons)
  Tesoro-owned..............................................   132.8    121.5    126.7
  Jobber/dealer.............................................    56.6     50.3     49.9
  Average total stations....................................    81.3     68.9     69.8

MERCHANDISE AND OTHER REVENUES (in millions)................  $ 70.6   $ 55.4   $ 51.6
MERCHANDISE MARGIN..........................................      30%      32%      31%

---------------

(a) We acquired these stations in recent acquisitions and are in the process of rebranding them to the Tesoro brand.

(b) Tesoro-owned stations included 30 in Alaska, 35 in Hawaii, 47 in Washington, 37 in Utah, 11 in North Dakota and 53 in other western states at December 31, 2001.

     We developed our Mirastar brand to be used exclusively under an agreement with Wal-Mart whereby we build and operate retail fueling facilities on parking lots of selected Wal-Mart store locations. Our relationship with Wal-Mart covers 17 western states. Each of the sites under our agreement with Wal-Mart is subject to a ground lease with a ten-year primary term and two options, exercisable at our discretion, to extend a site's lease for additional terms of five years. As of December 31, 2001, we had 55 Mirastar stations in operation, 4 Mirastar stations under construction and 53 sites in various stages of development or evaluation. The availability of future sites is determined solely at Wal-Mart's option, but decisions concerning the development of a Mirastar station at a site are determined solely by us. We expect to construct an additional 50 to 60 stations in each of 2002 and 2003. Our average cost of constructing a standard Mirastar station with four fuel dispensers is approximately $550,000. The average investment in Mirastar stations will increase in the future with the construction of stations having more than four fuel dispensers.

     Many of our Tesoro-owned stations include convenience stores with the "2-Go Tesoro" brand that sell a wide variety of merchandise items or kiosks that sell limited amounts of merchandise. Our revenues from merchandise sales and other services, such as carwashes, totaled $70.6 million in 2001, $55.4 million in 2000 and $51.6 million in 1999.

     The Mid-Continent Acquisition has created economic benefits for our retail platform by providing a source of proprietary gasoline supply and additional opportunities for our expanded retail network. In addition, in November 2001, we acquired 46 retail fueling facilities, including 37 retail stations with convenience stores and nine commercial card lock facilities, located in Washington, Oregon and Idaho from a privately-held company. Our agreement with Wal-Mart provides us with additional growth opportunities to build and operate retail fueling facilities under the Mirastar brand on sites at selected Wal-Mart store locations in the western United States.

MARINE SERVICES SEGMENT

OVERVIEW

     Our Marine Services segment markets and distributes a broad range of petroleum products, chemicals and supplies and provides logistical support services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. These operations are conducted through a network of 15 terminals located on the Texas Gulf Coast in Freeport, Galveston, Harbor Island, Houston, Port O'Connor and Sabine Pass, and along the Louisiana Gulf coast in Amelia, Berwick, Cameron, Intracoastal City, Port Fourchon and Venice. We also own tugboats, barges and trucks used in the Marine Services operations.

     We are evaluating various strategic opportunities (including a possible sale of all or a part of this business) to capitalize on the value of our Marine Services assets. Our Marine Services business accounted for approximately 5% of our operating income for the year ended December 31, 2001.

FUELS AND LUBRICANTS

     Marine Services markets and distributes fuels and lubricants to offshore drilling rigs, offshore production platforms, and various ships engaged in seismic surveys. Marine Services also provides petroleum products to the Gulf of Mexico fishing industry, tugboats and barges using the Intracoastal Canal System along the Gulf of Mexico and to ships entering various ports in Texas and Louisiana. Marine Services obtains its supply of fuel from local area refiners. Total gallons of fuel, primarily diesel fuel, sold by this segment amounted to approximately 171 million, 170 million and 148 million in 2001, 2000 and 1999, respectively.

     We are a distributor of major brands of marine lubricants and greases, offering a full spectrum of brands. Total sales of lubricants amounted to approximately two million gallons in each of the years 2001, 2000 and 1999.

LOGISTICAL SERVICES

     Through many of its Gulf Coast terminals, Marine Services provides full-service shore-based support for offshore drilling rigs and production platforms. These services include cranes, forklifts and loading docks for supply boats serving the offshore exploration and production industry. In addition, Marine Services provides warehousing, office space, living quarters, helicopter landing pads and long-term parking for offshore workers. Marine Services terminals also serve as "one-stop shops" for a full range of offshore exploration and production services. Products and services, such as drilling muds, environmental services, and equipment repair and fabrication, are provided through a variety of arrangements with "tenant partners".

COMPETITION AND OTHER

     The petroleum industry is highly competitive in all phases, including the refining of crude oil, the marketing of refined petroleum products and the marine services business. The industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial and individual consumers. We compete with a substantial number of major integrated oil companies and other companies having greater financial and other resources. These competitors have a greater ability to bear the economic risks inherent in all phases of the industry. The recent consolidation experienced in the refining and marketing industry has reduced the number of competitors; however, it has not reduced overall competition. In addition, unlike many of our competitors, we do not produce large volumes of crude oil that can then be used in connection with our refining operations. Other larger competitors, although they do not produce crude oil, may have a competitive advantage as larger purchasers when negotiating with crude oil producers.

     The refining and marketing industries are highly competitive, with prices of feedstocks and products being the principal factors in competition. Our Washington refinery competes with several refineries on the U.S. West Coast, including refineries that have higher refining capacity than the Washington refinery and that are owned by substantially larger companies. Our Hawaii refinery competes primarily with one other refinery in Hawaii that also is located at Kapolei and that has a rated capacity of 54,000 bpd of crude oil. Historically, the other refinery produces lower volumes of jet fuel than our Hawaii refinery. The Alaska refinery competes primarily with other refineries in Alaska and on the U.S. west coast. Our refining competition in Alaska includes two refineries near Fairbanks and one refinery near Valdez. We estimate that the other refineries have a combined capacity to process approximately 270,000 bpd of crude oil. After processing the crude oil and removing the higher-value products, these refiners are permitted, because of their direct connection to the Trans Alaska Pipeline System, to return the remainder of the processed crude oil back into the pipeline system as "return oil" in consideration for a fee, thereby eliminating their need to transport and market lower-value products that are not in demand in Alaska. Our Alaska refinery is not directly connected to the Trans Alaska Pipeline System, and we, therefore, cannot return our lower-value products to the Trans Alaska Pipeline System. Our North Dakota refinery is the sole refinery in North Dakota. Refineries in Wyoming, Montana, the Midwest and the United States Gulf Coast region are the primary competitors to our North Dakota refinery. The Utah refinery is the largest of five refineries located in Utah. We estimate that the other refineries have a combined capacity to process approximately 107,500 bpd of crude oil. These five refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho. The bulk of the remainder is imported from refineries in Wyoming and Montana.

     Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers to the Anchorage International Airport, a major hub for air cargo traffic between manufacturing regions in the Far East and markets in the United States and Europe. In Hawaii, jet fuel sales are concentrated in Honolulu, where we are the principal supplier to the Honolulu International Airport. We also serve four airports on other islands in Hawaii. In Washington, jet fuel sales are concentrated at the Seattle/Tacoma International Airport. We also supply jet fuel to customers in Portland, Oregon; Los Angeles, San Francisco and San Diego, California; Las Vegas and Reno, Nevada; and Phoenix, Arizona. Other refiners and marketers compete for sales at all of these airports. In Utah, jet fuel sales are concentrated in Salt Lake City. We also supply jet fuel to customers in Boise, Burley and Pocatello, Idaho. The North Dakota refinery supplies jet fuel to customers in Minneapolis/St. Paul and Moorehead, Minnesota and Bismark, North Dakota. We produce jet fuel in Alaska and Hawaii, both of which must import product to meet demand.

     Our Refining segment sells its diesel fuel primarily on a wholesale basis, competing with other refiners and marketers in all of its market areas. Refined products from foreign sources also compete for distillate markets in our market areas.

     We are a distributor of gasoline in Alaska, Hawaii, Utah, Washington and other western states through a network of Tesoro-operated retail stations and branded and unbranded jobbers. We supply a major oil company through a product exchange agreement, whereby gasoline in Alaska is provided in exchange for gasoline delivered to us on the U.S. West Coast. We also supply one of these major oil companies in Alaska and Hawaii through a gasoline sales agreement.

     In connection with the Mid-Continent Acquisition, we entered into certain offtake agreements with BP to provide us with a distribution channel for a portion of our refined products produced at these refineries. The offtake agreements related to the North Dakota refinery commit approximately 30,470 bpd (which represents approximately 59% of the historical three-year average production of 51,770 bpd) of the North Dakota refinery product for each of the first three years. In years four and five, the commitment is reduced. Volumes related to the Minneapolis/St. Paul terminal, committed over five years, will decline after year three. BP initially will receive approximately 68% of the committed product via the Minneapolis/St. Paul terminal with the remainder distributed through the other Minnesota and North Dakota terminals. The offtake agreements for the Utah refinery represent approximately 6,750 bpd of refined product produced (approximately 14% of the historical three year-average production of 48,560 bpd) for periods ranging from two years to three years, depending on the terminal.

     Competitive factors affecting the retail marketing of gasoline include factors such as price and quality, together with station appearance, location and brand-name identification. We compete with other petroleum companies, distributors and other developers for new locations. We compete against independent marketing companies and integrated oil companies when engaging in these marketing operations.

     Demand for services and products offered by Marine Services is significantly affected by the level of oil and gas exploration, development and production in the Gulf of Mexico. Various factors, including general economic conditions, demand for and prices of oil and natural gas, availability of equipment and materials, and government regulations and energy policies cause exploration and development activity to fluctuate and directly impact the revenues of Marine Services. We believe the principal competitive factors affecting the Marine Services operations are location of facilities, availability of logistical support services, experience of personnel and dependability of service. The market for Marine Services' products and services, particularly diesel fuel, is highly competitive and price sensitive.

GOVERNMENT REGULATION AND LEGISLATION

ENVIRONMENTAL CONTROLS AND EXPENDITURES

     All of our operations, to some degree, are affected by federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment. While we believe our facilities generally are in substantial compliance with current requirements, over the next several years we expect our facilities will be engaged in meeting new requirements being adopted and promulgated by the U.S. Environmental Protection Agency and the states in which we operate. Under the federal Clean Air Act, as amended in 1990, for example, we will need to comply with the second phase of regulations establishing Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II"). These regulations, promulgated in January 2001, will require additional air emission controls for certain processing units at several of our refineries. We expect to spend approximately $35 million in additional capital improvements at our refineries through 2006 to comply with the Refinery MACT II standards.

     Changes in fuel manufacturing standards, including those related to gasoline and diesel fuel sulfur concentrations, affect our operations. Starting January 1, 2004, the sulfur content in gasoline must be reduced to meet the new fuel manufacturing standard for gasoline. We expect to make approximately $65 million in capital improvements through 2006 and $15 million in years after 2006 to meet the new gasoline fuel standards. In December 2000, the EPA announced additional standards for allowable sulfur concentrations in highway diesel fuels. The "ultra low sulfur diesel" standards will, in general, become effective on June 1, 2006. We expect to spend approximately $35 million in capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

     In connection with the Mid-Continent Acquisition, we assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for the Mid-Continent refineries for various alleged violations. As the new owner of these refineries, we are required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. We estimate we will have to spend an aggregate of $18 million to comply with this consent decree. In addition, we have agreed to indemnify the sellers for all losses of any kind incurred in connection with or related to the consent decree.

     During 2001, we spent approximately $7 million on environmental capital projects. We anticipate we will make additional capital improvements of approximately $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines.

     Conditions that require additional expenditures may exist for various of our sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal regulations. We currently cannot determine the amount of these future expenditures.

ENVIRONMENTAL CONTROLS AND EXPENDITURES-PENDING ACQUISITION OF GOLDEN EAGLE
ASSETS

     In addition, the Golden Eagle Assets will require substantial expenditures to address upcoming "clean fuels" requirements, including California regulations to phase out the use of the oxygenate known as MTBE by the end of 2002. The seller of the Golden Eagle Assets has begun construction of a project at the refinery that we expect will enable us to conform with CARB III gasoline specifications scheduled to be effective on January 1, 2003. Based upon a review by an independent engineering firm, we believe that this project will cost a total of $122 million, a portion of which has been or will be paid by the seller. We expect to spend approximately $103 million in 2002 and 2003 to complete this project. Furthermore, we expect that the project will be substantially complete by the end of 2002. We also expect to spend approximately $24 million by 2006 at the Golden Eagle refinery to meet the "ultra low sulfur diesel" standards.

     The Golden Eagle Assets are also subject to extensive environmental requirements. We anticipate that capital expenditures addressing environmental issues at the refinery such as controls on emission of nitrogen oxides and piping upgrades required to be made pursuant to orders from California's Regional Water Quality Control Board with jurisdiction over the refinery, and requirements as a result of a pending settlement of a lawsuit by a citizens' group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility, will total approximately $32 million during 2002. Although some portion of these costs are being and will continue to be incurred by the seller of the Golden Eagle Assets prior to the closing of the transaction, a substantial portion of the work will remain undone after the closing, the costs of which we will incur. In addition, we estimate that we will incur $96 million in environmental capital expenditures at the refinery for similar projects from 2003 through 2006 and $90 million beyond 2006.

     In addition, soil and groundwater conditions at the Golden Eagle refinery (including the Amorco terminal and the coke terminal) may entail substantial expenditures over time. Although existing information is limited, our preliminary estimate of costs to address soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $66 million, of which approximately $43 million is anticipated to be incurred through 2006 and the balance afterwards. We believe we will be entitled to indemnification, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements, for approximately $59 million of such costs. We cannot assure you that any indemnification will be realized.

     Additionally, soil and groundwater conditions at approximately 50 of the 70 retail stations to be acquired through the pending acquisition of the Golden Eagle Assets may require expenditures of approximately $6 million in the aggregate pursuant to orders and regulations set by the California Regional Water Quality Control Board. We also expect to spend approximately $3 million in the aggregate on capital improvements to meet new California vapor control equipment at each of the retail facilities.

OIL SPILL PREVENTION AND RESPONSE

     The Federal Oil Pollution Act of 1990 and related state regulations include requirements that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. Our oil spill prevention plans and procedures are frequently reviewed and modified to prevent oil releases and to minimize potential impacts should a release occur.

     We currently charter, on a long-term and short-term basis, tankers and barges for shipment of crude oil from foreign and domestic sources to our Mid-Pacific and Pacific Northwest refineries. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that we demonstrate the capability to respond to the "worst case discharge" to the maximum extent practicable. As an example, the State of Alaska requires us to provide spill-response capability to contain or control and cleanup an amount equal to 50,000 barrels of crude oil for a tanker carrying fewer than 500,000 barrels or 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet these requirements, we have entered into contracts with various parties to provide spill response services. We have entered into spill-response agreements with: (1) Cook Inlet Spill Prevention and Response, Incorporated and Alyeska Pipeline Service Company for spill-response services in Alaska; (2) Clean Islands Council for response services throughout the State of Hawaii; and (3) Clean Sound Incorporated for response actions associated with the Puget Sound, Washington operations. In addition, for larger spill contingency capabilities, we have entered into contracts with Marine Spill Response Corporation in Hawaii and in the Gulf Coast region. We believe these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.

REGULATION OF THE PIPELINE SYSTEM

     The Pipeline System and the refined product pipeline systems in Alaska, North Dakota and Minnesota are common carriers subject to regulation by various local, state and federal agencies including the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. The Interstate Commerce Act provides that, to be lawful, the rates of common carrier petroleum pipelines must be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness upon protest or on its own initiative. The FERC may suspend the effectiveness of the new rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to the FERC filed by a shipper or on the FERC's own initiative. The party filing the complaint may recover reparations for the two-year period prior to the complaint, if the FERC finds the rate to be unlawful.

     The intrastate operations of the Pipeline System are subject to regulation by the North Dakota Public Services Commission. The intrastate operations of our Alaska products pipeline are subject to regulation by the Alaska Public Utilities Commission. Like the FERC, the state regulatory authorities require that shippers be notified of proposed intrastate tariff increases and have an opportunity to protest the increases. The North Dakota Public Services Commission also files with the state authorities copies of interstate tariff changes filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

EMPLOYEES

     At December 31, 2001, we had approximately 3,290 employees. Approximately 220 employees and 270 employees at the Washington and Mid-Continent refineries, respectively, are covered by collective bargaining agreements which ran until January 31, 2002. In November 2001, eligible employees at our Mid-Pacific refinery voted to be represented by a collective bargaining representative. Although the collective bargaining agreements expired on January 31, 2002, we have entered into an agreement with our employees represented by these agreements that we will adopt the "Industry Pattern Agreement" approved by the union, a major oil company (Exxon/Mobil, BP/Amoco, Shell or Chevron/Texaco) and accepted by any two additional companies (Phillips/Tosco, Conoco or CITGO). Our employees have agreed not to engage in a strike, work stoppage or slowdown, or any other intentional interference of work production for any reason. However, with respect to our Hawaii operations, this agreement not to strike or engage in a work stoppage expires on July 1, 2002. We consider our relations with our employees to be satisfactory.

     See also the list of Directors and Executive Officers of the Registrant listed in Item 10 herein.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT THAT COULD LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS OR LIMIT OUR ACCESS TO FUNDS WE NEED TO GROW OUR BUSINESS.

     As of December 31, 2001, our total consolidated indebtedness was $1,146.9 million (including the outstanding 9% Senior Subordinated Notes due 2008 and
9 5/8% Senior Subordinated Notes due 2008, but excluding an additional $174 million available under our revolving credit facility). Following our announcement of the pending acquisition of the Golden Eagle Assets, we were put on credit watch by the rating agencies. Furthermore, we also will be required to incur a substantially increased amount of indebtedness to consummate the pending acquisition of the Golden Eagle Assets. Our high degree of leverage may have important consequences, including the following:

     - we may have difficulties obtaining additional or favorable financing for capital expenditures, working capital, acquisitions or other purposes;

     - a substantial portion of our cash flow will be used to make debt service payments, which will reduce the funds that would otherwise be available to us for operations and future business opportunities;

     - our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - our debt level may place us at a competitive disadvantage to our less leveraged competitors;

     - our debt level makes us more vulnerable to the impact of economic downturns and adverse developments in our business; and

     - our floating rate debt level makes us more vulnerable to the impact of an increase in interest rates.

     Our ability to meet our expenses and debt obligations, to refinance our debt obligations and to fund capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

     Our business may not generate sufficient cash flow, or we may not be able to borrow funds under our senior secured credit facility, in an amount sufficient to enable us to service our indebtedness or make capital expenditures. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to sell assets, refinance our debt or borrow more money on terms acceptable to us, if at all. Additionally, the covenants contained in our senior secured credit facility and our indentures restrict our ability to incur additional debt.

THE VOLATILITY OF CRUDE OIL PRICES, REFINED PRODUCT PRICES AND FUEL AND UTILITY SERVICE PRICES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR CASH FLOW AND RESULTS OF OPERATIONS.

     Our refining and wholesale marketing earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks) at which we are able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the demand for crude oil, gasoline and other refined products, which are subject to, among other things:

     - changes in the economy and the level of foreign and domestic production of crude oil and refined products;

     - worldwide political conditions;

     - availability of crude oil and refined product imports;

     - marketing of alternative and competing fuels;

     - government regulations; and

     - local factors, including market conditions and the level of operations of other refineries in our markets.

     Our sale prices for refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, as well as the overall change in product prices, can reduce profit margins and could have a significant impact on our refining and wholesale marketing operations and our earnings and cash flows. In addition, we maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to rapid fluctuation in market prices. Also, crude oil supply contracts are generally term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks prior to selling the refined products manufactured. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these products could have a material adverse effect on our business, financial condition and results of operations.

     The rising costs and unpredictable availability of fuel and utility services used by our refineries and other operations have increased operating costs and will continue to impact production and delivery of products. Fuel and utility prices have been and will continue to be affected by supply and demand for fuel and utility services in both local and regional markets.

THE PENDING ACQUISITION OF THE GOLDEN EAGLE ASSETS IS SUBJECT TO CLOSING CONDITIONS THAT COULD PREVENT US FROM ACQUIRING THE ASSETS ON THE SCHEDULED TIMETABLE OR AT ALL, AND WE COULD LOSE OUR $53.75 MILLION EARNEST MONEY DEPOSIT.

     We entered into a sale and purchase agreement on February 4, 2002 for the Golden Eagle Assets, which was amended on February 20, 2002. If the acquisition is not consummated by May 31, 2002 and the failure to close is a result of our default (including default because of our failure to obtain adequate financing for the acquisition) under the sale and purchase agreement, we will forfeit our $53.75 million earnest money deposit. In addition to customary closing conditions, the consummation of the acquisition is subject to approval by the Federal Trade Commission and the Attorneys General of the States of California and Oregon. The failure to obtain these approvals or to meet the customary closing conditions could delay or prevent the consummation of the acquisition.

WE COULD FACE SIGNIFICANT EXPOSURE TO LIABILITIES THAT WE HAVE ASSUMED OR AGREED TO ASSUME IN CONNECTION WITH THE MID-CONTINENT ACQUISITION AND, FOLLOWING CLOSING, THE ACQUISITION OF THE GOLDEN EAGLE ASSETS.

     We have assumed or agreed to assume a substantial portion of the sellers' obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the Mid-Continent refineries. This includes, subject to certain exceptions, certain of the sellers' obligations, liabilities, costs and expenses for violations of health, safety and environmental laws relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. We also assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for the Mid-Continent refineries for various alleged violations. As the new owner of these refineries, we are required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. We estimate we will have to spend an aggregate of $18 million to comply with this consent decree. In addition, we have agreed to indemnify the sellers for all losses of any kind incurred in connection with or related to these assumed liabilities.

     In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition of the Golden Eagle Assets, we have agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. This includes, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, we also have agreed to assume the seller's obligations pursuant to its settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act except for any potential monetary penalties, which the seller will retain.

     Following the closing of the pending acquisition of the Golden Eagle Assets, we also will assume and take assignment of certain of the seller's obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000. The seller has agreed to use commercially reasonable efforts to persuade Phillips to consent to this assignment. If the seller cannot obtain a consent from Phillips, the seller has agreed to provide us with a "back-to-back" indemnity that will indemnify us against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Phillips, less any legal or other enforcement costs the seller incurs. Therefore, the indemnification that we may be entitled to receive may not be sufficient to cover any losses or damages we incur.

     The operation of refineries and pipelines is inherently subject to spills, discharges or other releases of petroleum or hazardous substances. If any of these events occurred or occurs in connection with the Mid-Continent Acquisition assets or the pending acquisition of the Golden Eagle Assets, other than events for which we are indemnified, we will be liable for all costs and penalties associated with their remediation under federal, state or local environmental laws or common law, and will be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we could have to pay for releases or spills, or the amounts that we could have to pay to third parties for damage to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

     The operation of the Mid-Continent and Golden Eagle refineries is and will continue to be subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, including fires, natural disasters, explosions, pipeline ruptures and spills and mechanical failure of equipment. Any of these events can result in environmental pollution and property damage. Our assumption of liability for these events that occurred before closing could expose us to significant and costly liabilities, the payment of which could have a material adverse effect on our business, financial condition and results of operations.

THE GOLDEN EAGLE REFINERY MAY NOT CURRENTLY MEET OUR SAFETY STANDARDS, WHICH COULD CAUSE US TO INCUR POTENTIALLY SIGNIFICANT LIABILITY FOR ANY FUTURE HAZARDS.

     The Golden Eagle refinery may not currently meet our internal safety and environmental standards. We anticipate that it could take several years of continued focus on improving the reliability and maintenance of the Golden Eagle refinery before it will comply with our internal safety requirements. Therefore, we may be required to spend a higher amount on capital expenditures for the Golden Eagle refinery than for our other refineries. In addition, because of past incidents at the Golden Eagle refinery, we may face a significantly increased financial burden in obtaining sufficient property and liability insurance.

AS A RESULT OF THE MID-CONTINENT ACQUISITION, WE HAVE SIGNIFICANT PIPELINE CAPACITY AND VARIOUS OBLIGATIONS WITH WHICH WE MAY BE INEXPERIENCED OR UNFAMILIAR.

     Prior to the Mid-Continent Acquisition, we did not own refineries or pipelines in the mid-continent region and had no experience in operating pipelines in those states. In addition, the Pipeline System significantly increased the quantity of crude oil pipeline which we own and operate. Our management is more experienced at operating refineries than pipelines, so we may face regulatory and operational matters with which we are unfamiliar. While we have entered into transition services agreements (as amended) for BP to operate the refined products pipeline and the crude oil Pipeline System on our behalf until December 15, 2002, our current knowledge level, infrastructure and employees may not be sufficient to efficiently operate the Pipeline System if we are required to suddenly take over its operation. In addition, we have entered into agreements with BP pursuant to which BP has agreed to purchase some of the products from the Utah refinery and a majority of the products from the North Dakota refinery. If, however, BP fails to purchase these products under the agreements, we currently are unfamiliar with customers in those markets and we would suffer losses in revenue until we find third-party purchasers.

INTEGRATING OUR OPERATIONS WITH THE MID-CONTINENT ACQUISITION ASSETS AND, IF ACQUIRED, THE GOLDEN EAGLE ASSETS, MAY STRAIN OUR RESOURCES.

     The significant expansion of our business and operations, both in terms of geography and magnitude resulting from the Mid-Continent Acquisition and the pending acquisition of the Golden Eagle Assets, may strain our administrative, operational and financial resources. The integration of the Golden Eagle Assets will require the dedication of management resources that may temporarily detract attention from our day-to-day business or hinder our integration of the Pipeline System. These types of demands and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize any of the anticipated benefits of the Pipeline System or the pending acquisition of the Golden Eagle Assets.

TERRORIST ATTACKS AND THREATS OR ACTUAL WAR MAY NEGATIVELY IMPACT OUR BUSINESS.

     Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, decreased sales of our products (especially sales to our customers that purchase jet fuel) and extension of time for payment of accounts receivable from our customers (especially our customers in the airline industry). Strategic targets such as energy-related assets (which could include refineries such as ours) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for our crude oil and refined products, and an adverse impact on the margins from our refining and wholesale marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any or a combination of these occurrences could have a material adverse effect on our business.

COMPLIANCE WITH VARIOUS ENVIRONMENTAL REQUIREMENTS COULD INCREASE THE COST OF OPERATING OUR BUSINESS.

     All of our operations are subject to extensive requirements relating to air emissions, water discharges, waste management and other environmental matters that can entail costly compliance measures. For example, we currently anticipate that revised standards for low sulfur content in gasoline and highway diesel fuel will require us to spend approximately $100 million through 2006 and $45 million in years after 2006 to comply with regulations that will be applicable to several of our currently owned refineries at various dates (depending on the refinery and the fuel involved) between 2004 and 2010, and that other air emissions and environmental requirements will require us to spend at least an additional $60 million through 2006. In addition, the Golden Eagle Assets will require substantial expenditures to address upcoming "clean fuels" requirements, including California regulations to phase out the use of the oxygenate known as MTBE, by the end of this year. Based upon a review by an independent engineering firm, we believe that clean fuels costs at the Golden Eagle refinery will cost a total of $122 million, a portion of which has been or will be paid by the seller. We expect to spend approximately $103 million in 2002 and 2003 to complete this project. Furthermore, we expect that the project will be substantially complete by the end of 2002. We also expect to spend approximately $24 million by 2006 at the Golden Eagle refinery to meet the "ultra low sulfur diesel" standards. The measures we anticipate for achieving compliance with these and other obligations may not be sufficient to meet these requirements or our compliance costs may significantly exceed current estimates. If we fail to meet environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by environmental groups and other individuals, which could result in substantial fines and penalties against us as well as orders that could limit or halt our operations.

     The Golden Eagle Assets are also subject to extensive environmental requirements. We anticipate that capital expenditures addressing environmental issues at the refinery such as controls on emission of nitrogen oxides and piping upgrades required to be made pursuant to orders from California's Regional Water Quality Control Board with jurisdiction over the refinery, and requirements as a result of a pending settlement of a lawsuit by a citizens' group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility, will total approximately $32 million during 2002. Although some portion of these costs are being and will continue to be incurred by the seller of the Golden Eagle Assets prior to the closing of the transaction, a substantial portion of the work will remain undone after the closing, the costs of which we will incur. In addition, we estimate that we will incur approximately $96 million in additional environmental capital expenditures at the refinery for similar projects from 2003 through 2006 and $90 million beyond 2006.

     In addition, soil and groundwater conditions at the Golden Eagle refinery (including the Amorco terminal and the coke terminal) may entail substantial expenditures over time. Although existing information is limited, our preliminary estimate of costs to address soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $66 million, of which approximately $43 million is anticipated to be incurred through 2006 and the balance afterwards. We believe we will be entitled to indemnification, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements, for approximately $59 million of such costs. We cannot assure you that any indemnification will be realized.

     Additionally, soil and groundwater conditions at approximately 50 of the 70 retail stations to be acquired through the pending acquisition of the Golden Eagle Assets may require expenditures of approximately $6 million in the aggregate pursuant to orders and regulations set by the California Regional Water Quality Control Board. We also expect to spend approximately $3 million in the aggregate on capital improvements to meet new California vapor control equipment at each of the retail facilities.

     Our Refining and Marine Services segments operate in environmentally sensitive coastal waters, where tanker, pipeline and refined product transportation operations are closely regulated by local and federal agencies and monitored by environmental interest groups. Our Mid-Pacific and Pacific Northwest refineries import crude oil feedstocks by tanker. Transportation of crude oil and refined product over water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in Washington, Hawaii, Alaska and the U.S. Gulf Coast. The Golden Eagle refinery will be subject to the same federal and to California laws governing the transportation of crude oil and refined products over water. Among other things, these laws require us to demonstrate in some situations our capacity to respond to a "worst case discharge" to the maximum extent possible. We have contracted with various spill response service companies in the areas in which we transport crude oil and refined product to meet the requirements of the Federal Oil Pollution Act of 1990 and state laws. However, there may be accidents involving tankers transporting crude oil or refined products, and response services may not respond to a "worst case discharge" in a manner that will adequately contain that discharge or we may be subject to liability in connection with a discharge.

     Our operations are inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may make us liable to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. These may involve contamination associated with facilities we currently own or operate, facilities we formerly owned or operated and facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination.

     From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters. We may become involved in further litigation or other proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

     We have in the past operated service stations with underground storage tanks in various jurisdictions, and currently operate service stations in Hawaii, Alaska and 16 states in the mid-continental and western United States that have underground storage tanks. Federal and state regulations and legislation govern the storage tanks and compliance with these requirements can be costly. The operation of underground storage tanks also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from underground storage tanks at one or more of our service stations may occur, or previously operated service stations may impact soil or groundwater that could result in fines or civil liability for us.

THE DANGERS INHERENT IN OUR OPERATIONS AND THE POTENTIAL LIMITS ON INSURANCE COVERAGE COULD EXPOSE US TO POTENTIALLY SIGNIFICANT LIABILITY COSTS.

     Our operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills and mechanical failure of equipment at our or third-party facilities, any of which can result in environmental pollution, personal injury claims and other damage to our properties and the properties of others. We do not maintain insurance coverage against all potential losses and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO MAINTAIN AN ADEQUATE SUPPLY OF FEEDSTOCKS, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

     We may not continue to have an adequate supply of feedstocks, primarily crude oil, available to our five refineries to sustain our current level of refining operations. If additional crude oil becomes necessary at one or more of our refineries, we intend to implement available alternatives that are most advantageous under then prevailing conditions. Implementation of some alternatives could require the consent or cooperation of third parties and other considerations beyond our control. In particular, the North Dakota refinery is landlocked and does not have a diversity of pipelines to allow us to transport crude oil to it. The North Dakota refinery, therefore, is completely dependent upon the delivery of crude oil through the Pipeline System. If outside events cause an inadequate supply of crude oil, or if the Pipeline System transports lower volumes of crude oil, our anticipated revenues could decrease. If we are unable to obtain supplemental crude oil volumes, or are only able to obtain these volumes at uneconomic prices, our results of operations could be adversely affected.

WE ARE SUBJECT TO INTERRUPTIONS OF SUPPLY AND INCREASED COSTS AS A RESULT OF OUR RELIANCE ON THIRD-PARTY TRANSPORTATION OF CRUDE OIL AND REFINED PRODUCTS.

     Our Washington refinery receives all of its Canadian crude oil through pipelines operated by third parties. During 2001, we also delivered approximately 24,000 bpd of finished transportation fuels products through third-party pipelines. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. Our Mid-Continent refineries receive substantially all of their crude oil through pipelines. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined product is upset because of accidents, governmental regulation or third-party action. A prolonged upset of the ability of a pipeline or vessels to transport crude oil or product could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     See information appearing under Item 1, Business, herein and Notes C, D and O of Notes to Consolidated Financial Statements in Item 8.

ITEM 3. LEGAL PROCEEDINGS

     Environmental. As previously reported, on August 24, 1998, an estimated 117-barrel oil spill occurred at the offshore single point mooring facility of our subsidiary, Tesoro Hawaii Corporation ("Tesoro Hawaii"), at Barbers Point on the island of Oahu. To resolve certain claims relating to alleged injuries to natural resources, lost recreational use of natural resources and violations of the State Clean Water Act resulting from the oil spill, Tesoro Hawaii, the United States of America and the State of Hawaii entered into a Consent Decree, which was entered by the United States District Court for the District of Hawaii on October 22, 2001. Under the Consent Decree, Tesoro Hawaii was required to carry out a net removal project on the island of Kauai, pay a penalty of $15,000 to the State of Hawaii and pay $565,000 to compensate for natural resources and a supplemental environmental project. Tesoro Hawaii has made all of these payments. In addition, the Consent Decree requires Tesoro Hawaii to reimburse federal and state natural resources trustees up to $110,000 for natural resource trustees assessment and oversight costs.

     We are currently involved with the EPA regarding a waste disposal site near Abbeville, Louisiana, at which we have been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or Superfund). Although the Superfund law may impose joint and several liability upon each party at the site, we expect the extent of our allocated financial contributions for cleanup to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. We believe, based on these considerations and discussions with the EPA, our liability at the Abbeville site will not exceed $25,000.

     Other. On May 31, 2000, we and certain of our officers were named defendants in a lawsuit filed in the United States District Court, Western District of Texas, San Antonio Division, brought by Group One Limited that sought to certify as a class, all persons or entities who purchased our securities during the period from January 3, 2000 through May 3, 2000. Three other identical lawsuits were filed in the same court. The lawsuits, which were consolidated, alleged that the defendants issued false and misleading information regarding our financial condition and operations, which artificially inflated the market price of our securities during the period from January 3, 2000 through May 3, 2000. On November 30, 2001, these claims were dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed under the symbol "TSO" on the New York Stock Exchange and the Pacific Exchange. The per share market price ranges for our common stock on the New York Stock Exchange during 2001 and 2000 are summarized below:

                                                               2001             2000
                                                           ------------     ------------
                    QUARTERS ENDED                         HIGH     LOW     HIGH     LOW
                    --------------                         ----     ---     ----     ---
March 31..............................................     $14 1/2  $11     $13      $ 9
June 30...............................................     $16 1/2  $11 27/32 $12 1/2 $ 9 3/16
September 30..........................................     $14 15/64 $ 9 45/64 $10 13/16 $ 8 15/16
December 31...........................................     $13 57/64 $11 29/64 $11 7/8 $ 9 5/16

     At February 1, 2002, there were approximately 2,700 holders of record of our 41,445,297 outstanding shares of common stock. We have not paid dividends on our common stock since 1986. For information regarding our stock repurchase program and restrictions on future dividend payments, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes F and G of Notes to Consolidated Financial Statements in Item 8. The Board of Directors has no present plans to pay dividends on our common stock. However, from time to time, the Board of Directors reevaluates the feasibility of declaring future dividends on our common stock, subject to covenants in our indentures and our senior secured credit facility limiting our ability to pay dividends.

     As discussed in Note G of Notes to Consolidated Financial Statements in
Item 8, all of our Premium Income Equity Securities ("PIES(SM)") automatically converted into 10,350,000 shares of common stock on July 1, 2001. The final quarterly cash dividends on the PIES(SM) were paid on July 2, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial and operating data of Tesoro as of the end of and for each of the six years in the period ended December 31, 2001. Separate financial statements of our subsidiary guarantors are not included herein because our subsidiary guarantors are jointly and severally liable on our outstanding debentures and the aggregate net assets, earnings and equity of the subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of Tesoro on a consolidated basis. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Consolidated Financial Statements, including the Notes thereto, in Item 8. Financial results of acquired operations have been included in the amounts below since their acquisition.

                                                             YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                              2001       2000       1999       1998      1997     1996
                                            --------   --------   --------   --------   ------   ------
                                                  (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Total Revenues............................  $5,217.8   $5,104.4   $3,000.3   $1,386.6   $853.1   $867.9
                                            ========   ========   ========   ========   ======   ======
Earnings (Loss) from Continuing
  Operations, Net of Income Taxes(a)......  $   88.0   $   73.3   $   32.2   $    7.6   $  2.4   $(14.4)
Earnings (Loss) from Discontinued
  Operations, Net of Income Taxes(b)......        --         --       42.8      (22.6)    28.3     91.2
Extraordinary Loss, Net of Income
  Taxes(c)................................        --         --         --       (4.4)      --     (2.3)
                                            --------   --------   --------   --------   ------   ------
Net Earnings (Loss).......................      88.0       73.3       75.0      (19.4)    30.7     74.5
Preferred Dividend Requirements(d)........       6.0       12.0       12.0        6.0       --       --
                                            --------   --------   --------   --------   ------   ------
Net Earnings (Loss) Applicable to Common
  Stock...................................  $   82.0   $   61.3   $   63.0   $  (25.4)  $ 30.7   $ 74.5
                                            ========   ========   ========   ========   ======   ======
Earnings (Loss) per Share:
  Continuing Operations --
    Basic.................................  $   2.26   $   1.96   $   0.62   $   0.05   $ 0.09   $(0.55)
    Diluted...............................  $   2.10   $   1.75   $   0.62   $   0.05   $ 0.09   $(0.55)
  Net Earnings (Loss) --
    Basic.................................  $   2.26   $   1.96   $   1.94   $  (0.86)  $ 1.16   $ 2.87
    Diluted...............................  $   2.10   $   1.75   $   1.92   $  (0.86)  $ 1.14   $ 2.81
Weighted Shares Outstanding (millions):
  Basic...................................      36.2       31.2       32.4       29.4     26.4     26.0
  Diluted(d)..............................      41.9       41.8       32.8       29.9     26.9     26.5
BALANCE SHEET DATA
Current Assets............................  $  878.0   $  630.2   $  611.6   $  370.2   $153.2   $196.1
Property, Plant and Equipment, Net........  $1,522.3   $  781.4   $  731.6   $  691.4   $236.0   $197.0
Net Assets of Discontinued Operations.....  $     --   $     --   $     --   $  212.7   $191.6   $138.5
Total Assets..............................  $2,662.3   $1,543.6   $1,486.5   $1,406.4   $610.4   $558.8
Current Liabilities.......................  $  538.5   $  382.4   $  321.6   $  187.8   $ 91.7   $114.7
Total Debt and Other Obligations(e).......  $1,146.9   $  310.6   $  417.6   $  543.9   $132.3   $ 89.3
Stockholders' Equity(e)(f)................  $  757.0   $  669.9   $  623.1   $  559.2   $333.0   $304.1
Current Ratio.............................     1.6:1      1.6:1      1.9:1      2.0:1    1.7:1    1.7:1
Working Capital...........................  $  339.5   $  247.8   $  290.0   $  182.4   $ 61.5   $ 81.4
Total Debt to Capitalization (e)..........        60%        32%        40%        49%      28%      23%
Common Stock Outstanding (millions of
  shares)(e)(f)...........................      41.4       30.9       32.4       32.3     26.3     26.4
Book Value Per Common Share...............  $  18.28   $  16.39   $  14.14   $  12.19   $12.66   $11.51

                                                             YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                              2001       2000       1999       1998      1997     1996
                                            --------   --------   --------   --------   ------   ------
                                                  (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
OTHER DATA
Cash Flows From (Used In) --
  Operating Activities....................  $  214.4   $   90.4   $  112.7   $  121.8   $ 91.0   $177.7
  Investing Activities....................    (976.7)     (88.0)     166.3     (718.6)  (151.5)   (94.2)
  Financing Activities....................     800.1     (130.1)    (149.2)     606.6     41.5    (75.9)
                                            --------   --------   --------   --------   ------   ------
    Increase (Decrease) in Cash and Cash
       Equivalents........................  $   37.8   $ (127.7)  $  129.8   $    9.8   $(19.0)  $  7.6
                                            ========   ========   ========   ========   ======   ======
EBITDA(g) --
  Continuing operations...................  $  256.1   $  198.9   $  130.5   $   63.9   $ 25.0   $  6.8
  Discontinued operations.................        --         --      110.3       87.0     77.2    166.7
                                            --------   --------   --------   --------   ------   ------
    Total EBITDA..........................  $  256.1   $  198.9   $  240.8   $  150.9   $102.2   $173.5
                                            ========   ========   ========   ========   ======   ======
ROCE(g)...................................       9.1%       9.5%       6.4%       6.1%     2.7%    (0.4)%
Free Cash Flow(g).........................  $  (48.7)  $   66.3   $  (19.6)  $    5.2   $(36.5)  $(23.8)
Capital Expenditures(h) --
  Continuing operations...................  $  209.5   $   94.0   $   84.7   $   50.0   $ 54.6   $ 18.4
  Discontinued operations.................        --         --       56.5      135.1     92.9     66.6
                                            --------   --------   --------   --------   ------   ------
    Total capital expenditures............  $  209.5   $   94.0   $  141.2   $  185.1   $147.5   $ 85.0
                                            ========   ========   ========   ========   ======   ======
OPERATING DATA
Refinery Throughput (thousands of
  bpd)(i) --
  Pacific Northwest
    Washington............................     119.4      116.6       98.1       42.6       --       --
    Alaska................................      50.0       48.5       48.7       57.6     50.2     47.5
  Mid-Pacific
    Hawaii................................      87.1       84.4       86.9       48.3       --       --
  Mid-Continent
    North Dakota..........................      17.1         --         --         --       --       --
    Utah..................................      16.5         --         --         --       --       --
                                            --------   --------   --------   --------   ------   ------
    Total Refinery Throughput.............     290.1      249.5      233.7      148.5     50.2     47.5
                                            ========   ========   ========   ========   ======   ======
Refinery System Yield (thousands of
  bpd)(i) --
  Gasoline and gasoline blendstocks.......     110.5       95.0       92.9       50.9     12.8     12.8
  Jet fuel................................      59.4       57.6       58.3       40.6     15.4     14.1
  Diesel fuel.............................      52.9       39.2       32.7       18.8      6.2      6.1
  Heavy oils, residual products and
    other.................................      75.5       64.8       59.9       43.2     17.1     16.1
                                            --------   --------   --------   --------   ------   ------
    Total Refinery System Yield...........     298.3      256.6      243.8      153.5     51.5     49.1
                                            ========   ========   ========   ========   ======   ======
Refinery Product Sales (thousands of
  bpd)(i)(j) --
  Gasoline and gasoline blendstocks.......     161.3      135.0      123.7       58.4     17.4     17.4
  Middle distillates, including jet and
    diesel fuels..........................     154.2      129.9      122.6       70.1     30.6     29.7
  Heavy oils, residual products and
    other.................................      60.8       57.6       56.5       39.3     17.9     15.1
                                            --------   --------   --------   --------   ------   ------
    Total Product Sales...................     376.3      322.5      302.8      167.8     65.9     62.2
                                            ========   ========   ========   ========   ======   ======
Retail Fuel Sales (millions of gallons)...     395.8      214.9      199.3      156.7     93.5     79.7
Number of Retail Stations (end of
  period).................................       677        276        244        232      194      177

Marine Services Fuel Sales (millions of
  gallons)................................     170.8      170.0      148.3      180.8    156.4    142.7
Marine Services -- Services Revenues......  $   14.9   $   13.3   $   11.7   $   11.6   $ 11.3   $  8.7

---------------

(a) In 1998, we incurred a pretax charge of $19 million for special incentive compensation ($12.0 million aftertax).

(b) In December 1999, we sold our oil and gas exploration and production operations and recorded an aftertax gain of $39.1 million from the sale of these operations. In 1998, these operations incurred pretax writedowns of oil and gas properties of $68.3 million ($43.2 million aftertax) and recognized pretax income from receipt of contingency funds of $21.3 million ($13.4 million aftertax). The discontinued operations included $60 million in pretax income ($42 million aftertax) from termination of a natural gas contract in 1996.

(c) Extraordinary losses on debt extinguishments, net of income tax benefits, were $4.4 million ($0.15 per basic and diluted share) and $2.3 million ($0.09 per basic and diluted share) in 1998 and 1996, respectively.

(d) The assumed conversion of our PIES(SM) into 10.35 million shares of our common stock for 1999 and 1998 produced anti-dilutive results and therefore was not included in the diluted calculations of earnings per share. The PIES(SM) automatically converted into shares of common stock in July 2001, which eliminated our $12 million annual preferred dividend requirement.

(e) In September 2001, we entered into a senior secured credit facility. We subsequently issued $215 million principal amount of our 9 5/8% Senior Subordinated Notes to repay a term loan under the senior secured credit facility (see Note F of Notes to Consolidated Financial Statements in Item
     8). In conjunction with acquisitions in 1998, we refinanced our then existing indebtedness and issued 9% Senior Subordinated Notes and additional equity securities, including our common stock and PIES(SM) that are included in stockholders' equity. On July 1, 2001, the PIES(SM) automatically converted into 10.35 million shares of our common stock.

(f)  We have not paid dividends on our common stock since 1986.

(g) EBITDA, ROCE (return on capital employed) and free cash flow are measures we use for internal analysis and in presentations to analysts, investors and lenders. The calculations of these measures are not based on accounting principles generally accepted in the United States ("U.S. GAAP") and should not be considered as alternatives to net earnings or cash flows from operating activities (which are determined in accordance with U.S. GAAP), as indicators of operating performance or as measures of liquidity. EBITDA represents earnings before extraordinary items, interest and financing costs, interest income, income taxes and depreciation and amortization (including oil and gas property write-downs in 1998). We compute ROCE by dividing aftertax earnings before interest and special charges by average capital employed. Average capital employed includes current assets and net fixed assets, less cash, accounts payable and accrued liabilities. Special charges included special incentive compensation of $12.0 million aftertax in 1998 and employee termination, restructuring and other costs of $4.6 million in 1996. We define free cash flow as EBITDA from continuing operations before special charges, less capital expenditures, payments of interest, income taxes and Preferred Stock dividends, and the difference between turnaround expenditures and related amortization. EBITDA and free cash flow have been restated from our previously reported amounts for reclassifications of interest income. EBITDA, ROCE and free cash flow may not be comparable to similarly titled measures used by other entities.

(h) Capital expenditures exclude amounts to fund acquisitions in the Refining segment and Retail segment in 2001 and 1998 and in the Marine Services segment in 1996.

(i) Volumes for 2001 include amounts from the Mid-Continent operations since we acquired them on September 6, 2001, averaged over 365 days. Throughput and yield for these refineries averaged over the 117 days that we owned them in 2001 were 105,000 and 108,700 bpd, respectively. Volumes for 1998 include amounts from the Hawaii operations (acquired in May 1998) and the Washington refinery (acquired in August 1998) since their dates of acquisition, averaged over the full year.

(j) Sources of total product sales in the Refining segment include products manufactured at the refineries, products from inventory balances and products purchased from third parties for resale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THOSE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 47 AND "RISK FACTORS AND INVESTMENT CONSIDERATIONS" ON PAGE 18 FOR A DISCUSSION OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE STATEMENTS.

     WE HAVE ENDEAVORED TO PROVIDE A MORE THOROUGH DISCUSSION OF OUR EXPECTATIONS AND GOALS IN THIS SECTION, AND WE ANTICIPATE THAT WE WILL CONTINUE TO DO THE SAME IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE FUTURE. HOWEVER, EXPECTATIONS AND GOALS MAY CHANGE DURING INTERIM PERIODS OF TIME. WE DO NOT INTEND TO, AND YOU SHOULD NOT EXPECT THAT WE WILL, UPDATE THE INFORMATION CONTAINED HEREIN DURING ANY SUCH INTERIM PERIOD.

STRATEGY

     Our goal is to create value by: (i) maximizing our earnings, cash flows and return on capital by reducing costs, increasing efficiencies and optimizing existing assets and (ii) increasing our competitiveness by expanding our size and market presence through a combination of internal growth initiatives and selective acquisitions that are accretive to earnings and cash flows and provide significant operational synergies. We are acquiring and developing assets that we believe will have a competitive advantage in connected markets which should lower our operating, transportation and distribution costs and provide a market penetration with competitive prices. We consider connected markets to include markets that are connected to our refining operations by pipelines, trucks, railcars, vessels or other means of conveyance as well as markets that, while not physically connected, are joined by means of exchange supply agreements between participants in those markets. We have a long-term goal of achieving a 12% aftertax return on capital employed. During 2001 and 2000, we achieved a 9.1% and 9.5% aftertax return on capital employed, respectively.

     We are also focused on improving profitability in our Refining segment by enhancing processing capabilities, strengthening our wholesale marketing activities and improving supply and transportation logistics. Our retail operations are an important component of our corporate strategy as they provide a ratable offtake for our products at higher margins than products sold at wholesale. We are using the North Dakota refinery and related assets as a platform for retail expansion in the Minneapolis/St. Paul market and the Utah refinery to expand our proprietary supply to the eastern Washington state market, offering us further retail expansion opportunities. The Marine Services segment seeks to optimize existing operations through ongoing development of customer services and cost management. As part of this strategy, we continue to assess our existing asset base to maximize returns and financial flexibility through market diversification and related acquisitions. We are evaluating various strategic opportunities to capitalize on the value of the Marine Services assets, including a possible sale of all or a part of this business.

     We believe the refining and marketing industry has experienced a significant level of asset redeployment and consolidation. We have grown and taken advantage of the economies of scale from this consolidation. We more than tripled our refining capacity in 1998 when we acquired the Hawaii and Washington refineries and improved our financial condition and performance through our focus on the refining and retail business. In 2001, with the completion of the Mid-Continent Acquisition, our asset base grew to a total of five refineries with a rated crude oil capacity of 390,000 bpd and over 650 retail gasoline stations. The Mid-Continent Acquisition increased our size and the scope of our operations and diversified our earnings and geographic exposure. We believe that the Mid-Continent Acquisition will improve our ability to supply markets in areas that we had previously targeted for commercial and retail marketing expansion, including our Mirastar program. In addition, in November 2001, we acquired 46 retail fueling facilities, including 37 retail stations with convenience stores and nine commercial card lock facilities, located in Washington, Oregon and Idaho from a privately-held company based in Seattle, Washington.

     We entered into a sale and purchase agreement with Ultramar Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002. We agreed to acquire the 168,000 bpd Golden Eagle refinery located in Martinez, California along with 70 associated retail sites throughout northern California. This transaction, which is subject to approval by the Federal Trade Commission and the offices of the Attorneys General of the States of California and Oregon as well as other customary conditions, is anticipated to close in April 2002. The purchase price for the Golden Eagle Assets is $995 million plus the value of inventory at closing, assumed to be $130 million. We intend to finance the acquisition with a combination of debt (including through an amendment to our senior secured credit facility) and public or private equity. We also believe that the Golden Eagle Assets will be immediately accretive to our earnings.

     In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition, we have agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. This includes, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for violations of environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, we also have agreed to assume the seller's obligations pursuant to its settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for monetary penalties, which the seller will retain.

     Following the closing of the pending acquisition of the Golden Eagle Assets, we also will assume and take assignment of certain of the seller's obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000. The seller has agreed to use commercially reasonable efforts to persuade Phillips to consent to this assignment. If the seller cannot obtain a consent from Phillips, the seller has agreed to provide us with a "back-to-back" indemnity that will indemnify us against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Phillips, less any legal or other enforcement costs the seller incurs. Therefore, the indemnification that we may be entitled to receive may not be sufficient to cover any losses or damages we incur.

     For further information related to the Mid-Continent Acquisition and the pending acquisition of the Golden Eagle Assets, see Notes C and Q of Notes to Consolidated Financial Statements in Item 8 herein.

REFINING IMPROVEMENTS

  Heavy Oil Conversion Project

     Our manufacturing strategy focuses on improving refinery reliability and safety, improving refining processes and controlling manufacturing costs. We commenced a heavy oil conversion project at our Washington refinery in 2000, which will enable us to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. We expect to spend approximately $116 million (including capitalized interest) for this project, of which $97 million had been spent through December 31, 2001. The de-asphalting unit, one of the major components of the heavy oil conversion project, has been in operation since late September 2001. The upgrade of the fluid catalytic cracking unit, the final major component of the heavy oil conversion project, is expected to be fully operational by the end of the first quarter of 2002. We estimate that the total heavy oil conversion project will increase annual operating profit by $30 million to $40 million (estimated $15 million to $20 million in 2002). The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among others, refinery throughput, market values of light and heavy refined products, availability of economic heavy feedstocks, price differentials between light and heavy crude oils and operating expenses, including fuel and utility costs.

  Other

     In addition to the heavy oil conversion project, we have implemented programs to improve refinery reliability and safety. We have also implemented programs to control manufacturing costs by upgrading process control systems, consolidating refinery equipment purchasing and improving our ability to respond to volatile changes in the cost of utilities at the Washington refinery.

RETAIL GROWTH

     As of December 31, 2001, our Retail segment included a network of 677 branded retail stations (under the Tesoro, Mirastar, Tesoro Alaska and other brands), including 213 Tesoro-owned retail gasoline stations and 464 jobber stations (third-party retail distributors) in the western and mid-continental United States. These numbers include over 300 retail stations acquired in the Mid-Continent Acquisition and 46 retail fueling facilities acquired from a Seattle, Washington company in November 2001. We are in the process of rebranding the exterior signage for our acquired Tesoro-owned stations.

     We developed our Mirastar brand to be used exclusively under an agreement with Wal-Mart whereby we build and operate retail fueling facilities on parking lots of selected Wal-Mart store locations. Our relationship with Wal-Mart covers 17 western states. Each of the sites under our agreement with Wal-Mart is subject to a ground lease with a ten-year primary term and two options, exercisable at our discretion, to extend a site's lease for additional terms of five years. At December 31, 2001, we had 55 Mirastar stations in operation. Though dependent on Wal-Mart to offer sites, we expect to construct an additional 50 to 60 stations in each of 2002 and 2003. The average cost of constructing a standard Mirastar station with four fuel dispensers is approximately $550,000. The average investment in Mirastar stations will increase in the future with the construction of stations having more than four fueling dispensers.

     Excluding acquisitions, our capital spending in the Retail segment totaled $43 million in 2001.

BUSINESS ENVIRONMENT

     We operate in an environment where our results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the price of refined products can result in changes in margins from the Refining and Retail segments, as prices received for refined products may not keep pace with changes in feedstock costs. As part of our marketing program, we purchase refined products for sale to customers. Changes in price levels of crude oil and refined products can result in changes in margins on such activities. Energy prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. We use the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in our Refining and Retail segments. This method results in inventory carrying amounts that may be less than current values and costs of sales that more closely represent current costs.

     We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. In our Refining and Retail segments, our inventories of refinery feedstocks and refined products totaled 17.2 million barrels and 11.9 million barrels at December 31, 2001 and 2000, respectively. The weighted average cost of the 5.3 million barrel increase, primarily due to the purchase of inventories in the Mid-Continent Acquisition on September 6, 2001, was $28.52 per barrel. Sales that result in a reduction in LIFO inventories during 2002 could have a per barrel cost of sales in excess of the current cost of sales during 2002. The average cost of our refinery feedstocks and refined product inventories as of December 31, 2001 was $23.14 per barrel. We may be required to write down the carrying value of this inventory if market prices for refined products decline from year-end 2001 levels to a level below the average cost of these inventories.

     Changes in crude oil and natural gas prices also influence the level of drilling activity in the Gulf of Mexico. Our Marine Services segment, whose customers include offshore drilling contractors and related industries, can be impacted by significant fluctuations in crude oil and natural gas prices. The Marine Services segment uses the first-in, first-out ("FIFO") method of accounting for inventories of fuels. Changes in fuel prices can significantly affect inventory valuations and costs of sales.

     For further information on commodity price and interest rate risks, see Quantitative and Qualitative Disclosures About Market Risk in Item 7A herein.

RESULTS OF OPERATIONS

SUMMARY

     Our net earnings for the year 2001 were $88.0 million ($2.26 per basic share or $2.10 per diluted share), an increase of 20% compared to year ago net earnings of $73.3 million ($1.96 per basic share or $1.75 per diluted share). The improvement in earnings was primarily a result of higher refined product margins, increased refining throughput, improved operating performance and incremental operating income from acquisitions. This improvement was partially offset by expenses related to the acquisition financing and integration. Of the $2.10 earnings per diluted share, our Mid-Continent operations and other recently acquired retail operations contributed $0.14 per share.

     Our 2000 net earnings of $73.3 million compare to earnings from continuing operations of $32.2 million ($0.62 per basic and diluted share) in 1999. The earnings improvement during 2000, as compared to 1999, reflected a higher level of operating income resulting from higher refined product margins and increased throughput levels, partly offset by higher operating expenses. The Marine Services segment's operating income reached a record level in 2000, reflecting a recovery in sales volumes from depressed 1999 levels, as well as effective cost management. Our 1999 net earnings of $75.0 million ($1.94 per basic share or $1.92 per diluted share) included results from our former exploration and production operations. These discontinued operations contributed $42.8 million to net earnings ($1.32 per basic share or $1.30 per diluted share) in 1999, including an aftertax gain of $39.1 million from the sale of these operations.

     A discussion and analysis of the factors contributing to our results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to provide investors with a reasonable basis for assessing our operations, but should not serve as the only criteria for predicting our future performance.

REFINING SEGMENT

                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                    (DOLLARS IN MILLIONS
                                                                 EXCEPT PER BARREL AMOUNTS)
REVENUES
  Refined products(a).......................................   $4,625.2   $4,499.3   $2,772.1
  Crude oil resales and other...............................      262.8      326.2       28.9
                                                               --------   --------   --------
         Total Revenues.....................................   $4,888.0   $4,825.5   $2,801.0
                                                               ========   ========   ========
TOTAL REFINERY SYSTEM THROUGHPUT (thousand bpd)(b)..........      290.1      249.5      233.7
GROSS REFINING MARGIN ($/throughput barrel)*
  Pacific Northwest refineries..............................   $   7.42   $   7.89   $   6.55
  Mid-Pacific refinery......................................   $   5.85   $   4.80   $   4.46
  Mid-Continent refineries..................................   $   8.19   $     --   $     --
         Total Refinery System..............................   $   7.04   $   6.84   $   5.89

SEGMENT OPERATING INCOME
  Gross refining margins (after inventory changes)(c).......   $  721.2   $  611.3   $  508.8
  Expenses(d)...............................................      456.0      386.7      363.7
  Depreciation and amortization(e)..........................       40.7       33.8       32.4
                                                               --------   --------   --------
         Segment Operating Income...........................   $  224.5   $  190.8   $  112.7
                                                               ========   ========   ========
PRODUCT SALES (thousand bpd)(a)(f)
  Gasoline and gasoline blendstocks.........................      161.3      135.0      123.7
  Jet fuel..................................................       80.7       76.3       75.5
  Diesel fuel...............................................       73.5       53.6       47.1
  Heavy oils, residual products and other...................       60.8       57.6       56.5
                                                               --------   --------   --------
         Total Product Sales................................      376.3      322.5      302.8
                                                               ========   ========   ========

                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                    (DOLLARS IN MILLIONS
                                                                 EXCEPT PER BARREL AMOUNTS)
PRODUCT SALES MARGIN ($/barrel)(f)
  Average sales price.......................................   $  33.67   $  38.12   $  25.08
  Average costs of sales....................................      28.42      33.03      20.59
                                                               --------   --------   --------
         Gross Sales Margin.................................   $   5.25   $   5.09   $   4.49
                                                               ========   ========   ========

---------------

 * Gross refining margins have been revised from previously reported refinery system product spread to reclassify margins from retail sales into the Retail segment.

(a) Includes intersegment sales to our Retail segment at prices which approximate market of $333.9 million, $212.9 million and $139.3 million in 2001, 2000 and 1999, respectively.

(b) Throughput includes the Mid-Continent refineries since their acquisition on September 6, 2001 averaged over 365 days. Throughput averaged over the 117 days owned by us was 105,000 bpd.

(c) Approximates total refinery system throughput times the gross refining margin, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Refined product inventories totaled 10.3 million barrels, 7.0 million barrels and 5.8 million barrels at December 31, 2001, 2000 and 1999, respectively. In 2001, the Washington refinery increased product inventory to meet demand during the turnaround in the first quarter of 2002 and inventories were rebuilt at refineries and terminals acquired from BP in September 2001.

(d) Includes manufacturing costs per throughput barrel of $3.10, $2.85 and $2.98 for 2001, 2000 and 1999, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $18.5 million, $20.1 million and $14.2 million in 2001, 2000 and 1999, respectively. Manufacturing costs also include costs of internally-produced fuel.

(e) Includes manufacturing depreciation per throughput barrel of approximately $0.28, $0.26 and $0.32 for 2001, 2000 and 1999, respectively.

(f) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products and the effects of inventory changes.

     2001 Compared to 2000. Operating income for the Refining segment was $224.5 million in 2001, an 18% increase from 2000. Our newly-acquired operations in the Mid-Continent contributed approximately $32 million to segment operating income. The increase was also driven by stronger refined product margins and higher refinery throughput from our Mid-Pacific refinery and higher throughput levels at our Pacific Northwest refineries. The improvement in our total refinery system margins was partially offset by increases in operating expenses.

     During the fourth quarter of 2001, the industry experienced the lowest spreads since 1999, as market conditions caused significant margin erosion. Our weakest market was the Pacific Northwest, where our actual gross refining margin in the 2001 fourth quarter averaged $5.82 per barrel, reducing this region's annual 2001 margin to $7.42 per barrel compared to $7.89 per barrel last year. Our Mid-Pacific gross refining margin improved during the fourth quarter of 2001 to $6.95 per barrel, increasing the region's annual 2001 margin to $5.85 per barrel, compared to $4.80 per barrel in 2000. The 2001 fourth quarter gross margin for our Mid-Continent refineries declined to $6.90 per barrel. For our total refinery system, gross refining margin increased to $7.04 per barrel, a 3% increase from the $6.84 per barrel in 2000. We attribute this improvement to the continued success of our efforts to optimize our refinery system and to reduce our logistics costs throughout our asset base.

     While weak product demand existed in the latter part of 2001, jet fuel margins in Alaska were fairly stable, compared with 2000, as air cargo demand was comparable to last year. Conversely, in Hawaii, jet fuel demand was lower due to reduced passenger flights. The loss of demand was largely offset by reduced imports into Hawaii.

     Revenues from sales of refined products in the Refining segment increased to $4,625.2 million in 2001, from $4,499.3 million in 2000, due to increased sales volumes largely offset by lower prices. Total product sales averaged 376,300 bpd in 2001, an increase of 17% from 2000, while product prices dropped 12% to $33.67 per barrel. The decrease in other revenues was primarily due to lower crude oil resales which totaled $255.4 million in 2001 compared to $314.6 million in 2000. The decrease in costs of sales reflected primarily lower prices for feedstocks and product supply.

     Gross refining margin increased 18% to $721.2 million in 2001 reflecting higher product spread and volumes. The increase in refinery margin included contributions from the Mid-Continent operations. We increased refinery throughput 3%, or 7,000 bpd, excluding the new operations, as compared to 2000. In addition, we were able to process a higher percentage of lower cost heavy crude oil, which represented 45% of refinery throughput in 2001, compared with 42% in 2000.

     Expenses, excluding depreciation, increased by 18% to $456.0 million in 2001, primarily due to additional operating expenses from our new operations, increased throughput at our other refineries, higher costs for utilities and fuel, and increased employee costs. Depreciation and amortization increased to $40.7 million, primarily due to the new operations and timing of capital improvement projects during 2001.

     The completion of our heavy oil conversion project at the Washington refinery by the end of the first quarter of 2002 will enable us to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-volume gasoline, and to reduce production of lower-value heavy products. The de-asphalting unit, one of the major components of the heavy oil conversion project, has been in operation since late September 2001. The upgrade of the FCC unit, the final major component of the heavy oil conversion project, is expected to be fully operational by the end of the first quarter of 2002. Management estimates that the total heavy oil conversion project would increase annual operating income by $30 million to $40 million (estimated $15 million to $20 million in 2002). The actual profit to be contributed by the heavy oil conversion project is subject to several factors, including, among others, refinery throughput, market values of light and heavy refined products, availability of economic heavy feedstocks, price differential between light and heavy crude oils and operating expenses.

     A turnaround of certain units at the Washington refinery is in progress and will be completed during the first quarter of 2002. We estimate the turnaround will cause throughput for the Pacific Northwest refineries to decline to about 150,000 bpd in the first quarter of 2002, as compared to 159,800 bpd in the first quarter of 2001.

     2000 Compared to 1999. Operating income for the Refining segment increased 69% during 2000 to $190.8 million. This improvement was driven by a combination of stronger refined product margins and higher refinery throughput. Industry product supply concerns and tight product inventories contributed to strong West Coast margins. We were able to capitalize on these conditions by operating our refineries at historically high rates. The level of refinery throughput reflected high levels of operational reliability without compromising our safety program. The improvement in gross refinery margins was partially offset by higher operating expenses.

     Revenues from sales of refined products in the Refining segment increased 62% in 2000, primarily due to higher product prices and increases in sales volumes. Our average product sales prices increased 52% to $38.12 per barrel in 2000 from $25.08 per barrel in 1999. Total product sales increased to an average of 322,500 bpd during 2000 from 302,800 bpd in 1999. Other revenues increased during 2000 primarily due to crude oil resales of $314.6 million in 2000 compared to $16.6 million in 1999. This increase in crude oil resales resulted from a term agreement with one of our crude oil suppliers. The increase in cost of sales reflected higher costs of refinery feedstocks and purchased products due to higher prices as well as higher volumes.

     Our gross refining margins improved to $611.3 million in 2000 from $508.8 million in 1999, reflecting a 16% increase in refinery system gross margin to $6.84 per barrel and a 7% increase in refinery throughput to 249,500 bpd. The improvement in refinery margins was partly due to the higher throughput levels combined with strong market conditions. In addition, during 2000, our refinery margins benefitted from our initiatives and focus on profit improvement programs. In manufacturing, a flexible feedstock supply enabled us to process a higher percentage of lower-cost heavy crude oil, which represented 42% of refinery throughput in 2000 compared with 35% in 1999. This percentage increase in heavy crude oil partly offset the impact of higher prices for refinery feedstocks, while minimally affecting our yield of light, higher-value products, which declined less than 2%. The investment in the distillate treater, which was placed in service at the Washington refinery in December 1999, was a contributing factor in maintaining those yields. We estimate that this investment added approximately $12 million of incremental operating income in 2000. In marketing, we altered our gasoline blending process to market higher-value CARB quality blendstocks, rather than including these materials in the finished gasoline pool. The flexibility to sell these products added an estimated $10 million to operating income in 2000, as compared to the values received from sales of conventional gasoline.

     Expenses, excluding depreciation, increased by 6% to $386.7 million in 2000 from $363.7 million in 1999. This increase was primarily attributable to the impact of higher refinery throughput and increased costs for refinery utilities and fuel. In addition, expenses increased for state and local taxes because of higher product values and maintenance turnaround costs. Savings associated with our cost reduction program partly offset these higher expenses.

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

RETAIL SEGMENT

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS
                                                              EXCEPT PER GALLON AMOUNTS)
REVENUES
  Fuel......................................................  $420.6    $249.6    $175.8
  Merchandise and other.....................................    70.6      55.4      51.6
                                                              ------    ------    ------
     Total Revenues.........................................  $491.2    $305.0    $227.4
                                                              ======    ======    ======
FUEL SALES (millions of gallons)............................   395.8     214.9     199.3
FUEL MARGIN ($/gallon)......................................  $ 0.22    $ 0.17    $ 0.18
MERCHANDISE MARGIN (in millions)............................  $ 20.2    $ 16.9    $ 15.7
MERCHANDISE MARGIN %........................................      30%       32%       31%
AVERAGE NUMBER OF STATIONS (during the year)................     406       260       238
SEGMENT OPERATING INCOME
  Gross Margins
     Fuel(a)................................................  $ 86.7    $ 36.6    $ 36.5
     Merchandise and other non-fuel margin..................    22.5      18.9      17.0
                                                              ------    ------    ------
          Total gross margins...............................   109.2      55.5      53.5
  Expenses..................................................    73.2      50.6      35.6
  Depreciation and amortization.............................    11.1       6.6       5.5
                                                              ------    ------    ------
          Segment Operating Income..........................  $ 24.9    $ (1.7)   $ 12.4
                                                              ======    ======    ======

---------------

(a) Includes the effect of intersegment purchases from our Refining segment at prices which approximate market.

     2001 Compared to 2000. Operating income for our Retail segment increased to $24.9 million in 2001, compared to a loss of $1.7 million in 2000. The expansion of our Tesoro-owned and jobber-dealer network enabled us to increase revenues and profits in 2001.

     Our total gallons sold increased 84% to 395.8 million, while our fuel margin increased by 29% to $0.22 per gallon. Our average station count during 2001 of 406 represents a 56% increase from 260 in 2000. At year-end 2001, we had 677 branded retail sites in operation and 213 of these sites were Tesoro-owned (under the Tesoro, Mirastar, Tesoro Alaska and other brands).

     Revenues on fuel sales grew to $420.6 million in 2001, a 69% increase from 2000, while merchandise and other revenues increased by 27% to $70.6 million. Merchandise margin, however, as a percent of sales decreased. With our increased number of stations, expenses increased 45% to $73.2 million and depreciation increased to $11.1 million in 2001.

     2000 Compared to 1999. Operating results for our Retail segment decreased to a loss of $1.7 million in 2000 compared to income of $12.4 million in 1999. Rising refining wholesale prices in the industry reduced retail margins in 2000 which negatively impacted our Retail profit. In addition, our operating results were negatively impacted by higher expenses as we were building our retail infrastructure and developing our retail marketing team. Expenses increased 42% in 2000, compared to 1999, while total fuel volumes only increased by 8%.

MARINE SERVICES SEGMENT

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Revenues
  Fuels.....................................................  $142.4   $156.9   $ 86.5
  Lubricants and other......................................    15.2     15.0     13.0
  Services..................................................    14.9     13.3     11.7
  Other income..............................................     _--      1.6       --
                                                              ------   ------   ------
     Total Revenues.........................................   172.5    186.8    111.2
Costs of Sales..............................................   129.1    143.6     74.8
                                                              ------   ------   ------
  Gross Profit..............................................    43.4     43.2     36.4
Expenses....................................................    30.7     30.1     27.9
Depreciation and Amortization...............................     2.8      2.7      2.6
                                                              ------   ------   ------
  Segment Operating Income..................................  $  9.9   $ 10.4   $  5.9
                                                              ======   ======   ======
Sales Volumes (millions of gallons)
  Fuels, primarily diesel...................................   170.8    170.0    148.3
  Lubricants................................................     2.1      2.1      2.0

     We are evaluating various strategic opportunities (including a possible sale of all or a part of this business) to capitalize on the value of our Marine Services assets.

     2001 Compared to 2000. Marine Services operating income decreased by $0.5 million during 2001 from 2000. Included in 2000 was other income of $1.2 million from settlement of a service contract. Excluding this income, operating income for the 2001 period improved by $0.7 million, or 8%. Higher sales volumes and service revenues experienced in the first part of 2001 contributed to this improvement. The Marine Services segment is largely dependent on the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The significant decline in industry drilling activity negatively impacted our Marine Services sales and operating income in the later part of 2001.

     Revenues decreased $14.3 million during 2001 reflecting lower fuel sales prices, partly offset by higher services revenues. The decrease in costs of sales during 2001 reflected lower prices for fuel supply.

     2000 Compared to 1999. Operating income for Marine Services improved 76% to a record $10.4 million in 2000 from $5.9 million in 1999, primarily due to higher fuel sales volumes and service revenues. The higher fuel sales volumes and service revenues reflected increased customer exploration and development activities in the U.S. Gulf of Mexico, compared with 1999. Operating revenues increased 67% to $185.2 million in 2000 from $111.2 million in 1999, reflecting higher fuel volumes and prices, and service revenues. The increase in cost of sales also reflected the higher fuel sales volumes and prices. In 2000, we realized other income of $1.2 million from settlement of a service contract and $0.4 million from the sale of excess real estate. Operating expenses in 2000, as compared to 1999, increased due mainly to the higher sales activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses of $104.2 million in 2001 increased $19.0 million from $85.2 million in 2000. This increase was partially due to higher expenses in the Refining and Retail segments associated with the Mid-Continent Acquisition and other growth initiatives. Corporate expenses accounted for $13 million of the increase resulting largely from $6 million in acquisition integration costs in 2001, as well as higher employee costs and professional fees.

     In 2000, selling, general and administrative expenses increased by $10.2 million from the 1999 level. Corporate expenses were $40.3 million in 2000, compared with $34.1 million in 1999. The $6.2 million increase in 2000 was primarily due to higher employee costs associated with business development and growth.

INTEREST AND FINANCING COSTS

     Interest and financing costs, net of capitalized interest, were $52.8 million in 2001 compared to $32.7 million in 2000. This increase was primarily due to the additional debt we incurred in 2001 and to costs of approximately $6 million related to acquisition financing. Lower interest rates in 2001 partially mitigated the impact of the increased debt levels.

     Interest and financing costs were $32.7 million in 2000, compared with $37.6 million in 1999. The $4.9 million decrease in 2000 primarily reflected lower borrowings. Proceeds from sales of our exploration and production operations were used to repay debt in December 1999 and in March 2000. The benefits from these debt repayments were partly offset by higher interest rates on variable-rate debt and additional borrowings to finance an increase in working capital.

INCOME TAX PROVISION

     The income tax provision of $58.9 in 2001 increased 17%, as compared to 2000, primarily reflecting the increase in pretax earnings. The combined Federal and state effective income tax rate was approximately 40% in both 2001 and 2000.

     Income taxes on continuing operations increased to $50.2 million in 2000, from $19.0 million in 1999, primarily due to the higher pretax earnings from continuing operations. Our combined Federal and state effective income tax rate increased to 40% in 2000 from 37% in 1999. The 1999 tax rate benefited from amendments to prior year returns. See Note H of Notes to Consolidated Financial Statements in Item 8 for further information on income taxes and Note E for income taxes related to discontinued operations.

DISCONTINUED OPERATIONS

     Earnings from discontinued operations in 1999 of $42.8 million (net of income tax expense of $29.6 million), or $1.30 per diluted share, included $3.7 million of aftertax operating results and a $39.1 million aftertax gain on the sale of our exploration and production operations. See Note E of Notes to Consolidated Financial Statements in Item 8 for further information related to discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

     We operate in an environment where our liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. See "Forward-Looking Statements" on page 47 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our senior secured credit facility and other sources of capital, will be affected by these conditions.

OVERVIEW

     Our primary sources of liquidity are cash flows from operations and borrowing availability under revolving lines of credit. We expect our capital requirements to include non-discretionary capital expenditures, working capital and debt service. We believe available capital resources will be adequate to meet our capital requirements for existing operations. However, we will be required to seek additional funding, including the incurrence of additional debt and equity, to finance the pending acquisition of the Golden Eagle Assets. We have a universal shelf registration statement for debt or equity securities to be used for acquisitions or general corporate purposes. At December 31, 2001, the amount available under the shelf registration was $343 million.

     As previously described, we entered into a sale and purchase agreement with Ultramar, Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002. The transaction, which is subject to federal and state approvals, is anticipated to close in April 2002. Under the terms of the Golden Eagle purchase agreement, we have paid a $53.75 million earnest money deposit in February 2002. If the acquisition is not consummated by May 31, 2002 and the failure to close is a result of our default, including our failure to obtain the necessary financing, we will forfeit our earnest money deposit.

     At closing, we will pay a purchase price of $995 million, less our deposit, plus the value of inventory at closing, assumed to be $130 million. We intend to finance the acquisition with a combination of debt (including an amendment to our senior secured credit facility) and public or private equity.

CAPITALIZATION

     Our capital structure at December 31, 2001 was comprised of the following (in millions):

Debt and other obligations outstanding, including current
  maturities:
  Senior Secured Credit Facility -- Term Loans..............  $  625
  9 5/8% Senior Subordinated Notes due 2008.................     215
  9% Senior Subordinated Notes due 2008.....................     298
  Other senior debt and obligations.........................       9
                                                              ------
          Total debt and other obligations..................   1,147
Common stockholders' equity.................................     757
                                                              ------
          Total Capitalization..............................  $1,904
                                                              ======

     At December 31, 2001, our debt to capitalization ratio was 60% compared with 32% at year-end 2000, primarily reflecting our issuance of the 9 5/8% senior subordinated notes and term loans outstanding under our senior secured credit facility, which we used to fund the Mid-Continent Acquisition as well as working capital and capital expenditure requirements. Following our announcement of the pending acquisition of the Golden Eagle Assets, we were put on credit watch by the rating agencies. We will be required to incur a substantially increased amount of indebtedness to consummate the pending acquisition of the Golden Eagle Assets. See "Risk Factors and Investment Considerations -- we have a substantial amount of debt that could limit our flexibility in operating our business or limit our access to funds we need to grow our business" in Item 1, hereto.

     Our senior secured credit facility, 9% senior subordinated notes and 9 5/8% senior subordinated notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities. Our senior secured credit facility, 9% senior subordinated notes and 9 5/8% senior subordinated notes are guaranteed by substantially all of our active domestic subsidiaries.

     The indentures relating to the 9% senior subordinated notes and 9 5/8% senior subordinated notes contain covenants that limit, among other things, our ability to:

     - pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

     - incur additional indebtedness and issue preferred stock;

     - enter into asset sales;

     - enter into transactions with affiliates;

     - incur liens on assets to secure certain debt;

     - engage in certain business activities; and

     - engage in certain mergers or consolidations and transfers of assets.

     The indentures limit our subsidiaries' ability to create restrictions on making certain payments and distributions. In addition, our senior secured credit facility contains other and more restrictive covenants, including the prohibition on making voluntary or optional prepayments of certain of our indebtedness, including the notes. Under our senior secured credit facility, we are required to comply with specified financial covenants, including maintaining specified levels of consolidated leverage and interest and fixed charge coverages and limiting our debt to capital ratio. These financial ratios become more restrictive over the life of our senior secured credit facility. For further information on our capital structure, see Notes F and G of Notes to Consolidated Financial Statements in Item 8.

SENIOR SECURED CREDIT FACILITY

     Our senior secured credit facility, as amended, consists of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $85 million tranche A term loan, a five-year $90 million delayed draw term loan (used to fund the purchase of the Pipeline System), and a six-year $450 million tranche B term loan. At December 31, 2001, we had no borrowings and $0.8 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at December 31, 2001 was $174.2 million.

     Our senior secured credit facility is guaranteed by substantially all of our active domestic subsidiaries and is secured by substantially all of our material present and future assets as well as all material present and future assets of our domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets) and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of our current and future foreign subsidiaries.

     The senior secured credit facility requires us to maintain specified levels of interest and fixed charge coverage and sets limitations on our debt-to-capital and leverage ratios. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on our common stock and repurchase of shares of our common stock, not to exceed $15 million in any year.

     Borrowing rates under our senior secured credit facility are based on a pricing grid. Borrowings bear interest at either a base rate (4.75% at December 31, 2001) or a eurodollar rate (ranging from 2.10% to 2.14% at December 31,
2001), plus an applicable margin. The applicable margin at December 31, 2001 for the tranche A term loan, the delayed draw term loan and the revolving credit facility was 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan was 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. These margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of our consolidated total debt to consolidated EBITDA, as defined in our senior secured credit facility. In addition, at any time during which the senior secured credit facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin, other than in one instance with respect to the tranche B term loan, will be reduced by 0.125%. We are also charged various fees and expenses in connection with the senior secured credit facility, including commitment fees and various letter of credit fees.

     We intend to amend the senior secured credit facility prior to closing the pending acquisition of the Golden Eagle Assets (see Note Q of Notes to Consolidated Financial Statements in Item 8).

SENIOR SUBORDINATED NOTES

     In November 2001, we issued $215 million aggregate principal amount of 9 5/8% senior subordinated notes due November 1, 2008. The 9 5/8% senior subordinated notes have a seven-year maturity with no sinking fund requirements and are subject to optional redemption by us after four years at declining premiums. For the first three years, we may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with the net cash proceeds of one or more equity offerings.

     Our 9% senior subordinated notes due 2008, Series B, were issued in 1998 at an aggregate principal amount of $300 million. These notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by us after five years at declining premiums.

     The indentures for both the 9 5/8% and 9% senior subordinated notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions are less restrictive than those under the senior secured credit facility. The senior subordinated notes are guaranteed by substantially all of our active domestic subsidiaries.

CASH FLOW SUMMARY

     Components of our cash flows are set forth below (in millions):

                                                           2001      2000      1999
                                                          -------   -------   -------
Cash Flows From (Used In):
  Operating Activities..................................  $ 214.4   $  90.4   $ 112.7
  Investing Activities..................................   (976.7)    (88.0)    166.3
  Financing Activities..................................    800.1    (130.1)   (149.2)
                                                          -------   -------   -------
Increase (Decrease) in Cash and Cash Equivalents........  $  37.8   $(127.7)  $ 129.8
                                                          =======   =======   =======

     Net cash from operating activities during 2001 totaled $214 million, compared to $90 million in 2000. The increase was primarily due to higher earnings before depreciation and amortization and lower working capital requirements associated with the dramatic drop in feedstock and refined product prices at year-end 2001. This increase was partially offset by increased sales activity associated with our new refinery assets in the Mid-Continent operations. Net cash used in investing activities of $977 million in 2001 included $783 million for acquisitions and $210 million for capital expenditures, partially offset by proceeds from asset sales. Net cash from financing activities of $800 million in 2001 included net borrowings of $625 million under the senior secured credit facility and net proceeds of $210 million from our debt offering, partly offset by financing costs of $21 million and preferred dividend payments of $9 million. The preferred stock was converted to common stock in July 2001, eliminating our annual $12 million preferred dividend requirement. Gross borrowings and repayments under revolving credit lines and interim facilities amounted to $958 million during 2001. We had no outstanding borrowings under our revolving credit facility at December 31, 2001.

     Working capital totaled $340 million at December 31, 2001 compared to $248 million at year-end 2000. Included in working capital at year-end 2001 were cash and cash equivalents of $52 million, compared with $14 million at year-end 2000.

     Net cash from operating activities during 2000 totaled $90 million, compared to $85 million from continuing operations in 1999. This improvement was primarily due to higher earnings before depreciation and amortization and other non-cash charges, partially offset by increased working capital requirements. Increases in receivables and inventories reflected higher prices for refinery feedstocks and products, as well as an increase in inventory volumes, compared with year-end 1999. Net cash used in investing activities of $88 million in 2000 included capital expenditures of $94 million, partly offset by proceeds from sales of assets. Net cash used in financing activities of $130 million in 2000 included repayments of debt totaling $106 million, repurchase of treasury stock of $15 million and payments of dividends on preferred stock of

$9 million. We had no outstanding borrowings under revolving credit lines at December 31, 2000 or 1999. Gross borrowings and repayments under revolving credit lines amounted to $866 million during 2000.

     During 1999, net cash from operating activities totaled $113 million, $85 million from continuing operations and $28 million from discontinued operations. Continuing operations provided cash flows from earnings before depreciation and amortization and other non-cash charges partially offset by increased working capital requirements. During 1999, working capital requirements increased due to higher receivables arising in part from higher commodity prices, partially offset by corresponding changes in payables and a reduction in inventory levels. Net cash from investing activities of $166 million in 1999 was provided by net proceeds of $309 million from the sale of assets, primarily the exploration and production operations, partially offset by capital expenditures of $85 million for continuing operations and $56 million for discontinued operations. Net cash used in financing activities of $149 million in 1999 primarily represented repayments of debt of $184 million and payments of dividends on preferred stock of $15 million. These uses of cash in financing activities were partially offset by the issuance of $50 million of debt in January 1999. Gross repayments under a revolving credit line amounted to $550 million, while gross borrowings amounted to $489 million.

CAPITAL SPENDING

     For 2001, our capital expenditures totaled $210 million, which were funded primarily from our cash flows from operations of $214 million (or 82% of our 2001 EBITDA). Capital expenditures during 2001 included $74 million for the heavy oil conversion project (bringing the cumulative costs spent through December 31, 2001 to $97 million with $19 million remaining to be spent in 2002) and $43 million for our retail marketing program. Other capital spending was primarily for natural gas-fueled generators (which were subsequently sold for $15 million and leased back in the 2001 fourth quarter), modernization of refinery control systems and other system upgrades.

     For 2002, our capital budget totals $150 million (including a full year of requirements for the Mid-Continent operations, but excluding the impact of the pending acquisition of the Golden Eagle Assets) and represents a lower percentage of our expected 2002 cash flows compared to 2001. The capital budget for the Refining segment is $72 million, including $29 million of economic capital ($19 million for completing the heavy oil conversion project and $10 million for other projects), $26 million of sustaining capital and $17 million of compliance capital. Our Retail capital budget is $57 million for 2002, with our Mirastar program accounting for approximately 60% of the budget. We estimate that we will build 50 to 60 additional Mirastar sites during 2002. The remainder of the Retail capital budget is divided between other Tesoro-owned stores and the expansion of our branded jobber/dealer network. We estimate that $87 million of the total $150 million will be discretionary capital spending, while the remaining $63 million will be for non-discretionary projects. We plan to fund our capital program in 2002 with internally-generated cash flows from operations and borrowings under our senior secured credit facility.

     However, the volatility of certain commodities prices could reduce our cash flows from operations. See "Risk Factors and Investment Considerations -- The volatility of crude oil prices, refined product prices and fuel and utility service prices may have a material adverse effect on our cash flow and results of operations" in Item 1 hereto.

     If the pending acquisition of the Golden Eagle Assets is consummated, we expect our capital spending for 2002 would increase by approximately $128 million, primarily for environmental, regulatory and safety matters. We expect to fund these expenditures primarily with cash flows from operations.

MAJOR MAINTENANCE COSTS

     We completed our scheduled turnaround of the Alaska refinery in the second quarter of 2001 at a cost of approximately $10 million. A scheduled turnaround of certain processing units, with an estimated cost of approximately $20 million, is currently in progress at our Washington refinery and will be completed during the first quarter of 2002. Amortization of turnaround costs, other major maintenance projects and catalysts totaled $22 million in 2001.

     We estimate refinery turnaround costs to be as follows (in millions):

                                                              YEAR   YEAR   YEAR   YEAR   YEAR
                                                              2002   2003   2004   2005   2006
                                                              ----   ----   ----   ----   ----
     REFINERY
       Alaska...............................................  $ 1    $11    $--    $12    $--
       Hawaii...............................................    2     15      2      1     18
       Washington...........................................   21     15      2     26     --
       North Dakota.........................................    2      9     --      1     --
       Utah.................................................   --      3     --      8     --
                                                              ---    ---    ---    ---    ---
          Total.............................................  $26    $53    $ 4    $48    $18
                                                              ===    ===    ===    ===    ===

     If the pending acquisition of the Golden Eagle Assets is consummated, we expect that our turnaround and catalyst costs will increase by approximately $30 million and $3 million in 2002 and 2003, respectively.

LONG-TERM COMMITMENTS

     Unless the context otherwise indicates, the following discussion of our long-term commitments does not include any commitments we may incur as a result of the pending acquisition of the Golden Eagle Assets.

  Contractual Commitments

     We have numerous contractual commitments for purchases of goods and services arising in the ordinary course of business, debt service requirements and operating lease commitments (see Notes F and O to Consolidated Financial Statements in Item 8). The following table summarizes these commitments at December 31, 2001 (in millions):

                                                                                BEYOND
                                       2002    2003    2004    2005    2006      2006
                                       -----   -----   -----   -----   -----   --------
Debt and Other Obligations...........  $34.4   $40.6   $40.7   $40.7   $49.3   $  941.2
Operating Leases.....................   52.7    37.1    26.7    21.3    20.7      141.1
Other Commitments....................   11.6    12.2    12.2     3.4     3.0       31.1
                                       -----   -----   -----   -----   -----   --------
       Total Contractual Cash
          Commitments................  $98.7   $89.9   $79.6   $65.4   $73.0   $1,113.4
                                       =====   =====   =====   =====   =====   ========

     We lease our corporate headquarters from a limited partnership in which we own a 50% limited partnership interest. The initial term of the lease is 15 years with two five-year renewal options. Lease payments and operating costs paid to the partnership totaled $2.5 million, $1.8 million and $0.5 million in 2001, 2000 and 1999, respectively, and our future commitments are included in operating leases in the table above. We account for our interest in the partnership using the equity method of accounting. As such, the partnership's assets, primarily land and buildings, totaling approximately $18 million and debt of approximately $14 million are not included in our Consolidated Financial Statements in Item 8.

  Clean Fuels and Clean Air Capital

     We continue to evaluate certain new revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, we expect to make capital improvements of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

     The EPA has also announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. We expect to spend approximately $35 million capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

     We expect to spend approximately $35 million in the aggregate for additional capital improvements at our refineries through 2006 to comply with the second phase of Refinery MACT II which was signed into law in January 2001. We expect that the Refinery MACT II regulations will require new emission controls at certain processing units at several of our refineries. We are currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

     Estimated capital expenditures (excluding the pending acquisition of the Golden Eagle Assets) described above to comply with the Clean Fuel and Clean Air Act are summarized in the table below (in millions).

                                                  YEAR   YEAR    YEAR    YEAR    YEAR    BEYOND
                                                  2002   2003    2004    2005    2006     2006
                                                  ----   -----   -----   -----   -----   ------
LOWER SULPHUR GASOLINE
  Alaska........................................  $ --   $  --   $  --   $  --   $  --   $  --
  Hawaii........................................    --      --      --      --      --      --
  Washington....................................   1.5    12.5    12.0    20.0     6.0      --
  North Dakota..................................    --     1.0     1.0     6.0     5.0      --
  Utah..........................................    --      --      --      --      --    15.0
                                                  ----   -----   -----   -----   -----   -----
          TOTAL FOR LOWER SULPHUR GASOLINE......   1.5    13.5    13.0    26.0    11.0    15.0
                                                  ----   -----   -----   -----   -----   -----
LOWER SULPHUR DIESEL
  Alaska........................................    --      --      --      --      --      --
  Hawaii........................................    --      --      --      --      --      --
  Washington....................................    --      --      --      --      --    30.0
  North Dakota..................................    --      --      --     4.0      --      --
  Utah..........................................   2.0    15.0    14.0      --      --      --
                                                  ----   -----   -----   -----   -----   -----
          TOTAL FOR LOWER SULPHUR DIESEL........   2.0    15.0    14.0     4.0      --    30.0
                                                  ----   -----   -----   -----   -----   -----
TOTAL ESTIMATED CLEAN FUELS CAPITAL.............   3.5    28.5    27.0    30.0    11.0    45.0
TOTAL ESTIMATED CLEAN AIR CAPITAL (MACT II).....    --     2.0     7.5    18.0     7.5      --
                                                  ----   -----   -----   -----   -----   -----
          TOTAL.................................  $3.5   $30.5   $34.5   $48.0   $18.5   $45.0
                                                  ====   =====   =====   =====   =====   =====

     In addition, the Golden Eagle Assets will require substantial expenditures to address upcoming "clean fuels" requirements including California regulations to phase out the use of the oxygenate known as MTBE, by the end of 2002. We expect that we will have to spend approximately $103 million in 2002 and 2003 to complete this project. We also expect to spend approximately $24 million by 2006 at the Golden Eagle refinery to meet the "ultra low sulfur diesel" standards.

  Other Environmental Matters

     Extensive federal, state and local environmental laws and regulations govern our operations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources. We are currently involved in remedial responses and have incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of our own properties. At December 31, 2001, our accruals for environmental expenses totaled $38 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, we believe these accruals are adequate.

     In connection with the Mid-Continent Acquisition, we assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, we are required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. We estimate that we will spend an aggregate of $18 million to comply with this consent decree. In addition, we have agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

     We anticipate that we will make additional capital improvements of approximately $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During 2001, we spent approximately $7 million on environmental capital projects. These amounts for 2002 and 2001 are included in "Capital Spending" discussed above.

     Conditions that require additional expenditures may transpire for our various sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. We cannot currently determine the amount of these future expenditures.

     We anticipate that, following consummation of the pending acquisition of the Golden Eagle Assets, capital expenditures addressing environmental issues at the Golden Eagle refinery such as controls on emission of nitrogen oxides and piping upgrades required to be made pursuant to orders from California's Regional Water Quality Control Board with jurisdiction over the refinery, and requirements as a result of a pending settlement of a lawsuit by a citizens' group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility, will total approximately $32 million during 2002. Although some portion of these costs are being and will continue to be incurred by the seller of the Golden Eagle Assets prior to the closing of the transaction, a substantial portion of the work will remain undone after the closing, the costs of which we will incur. We will need to spend additional amounts for capital expenditures at the Golden Eagle refinery in subsequent years and we may choose to spend additional discretionary amounts.

     For further information on environmental matters and other contingencies, see Note O of Notes to Consolidated Financial Statements in Item 8 and Legal Proceedings in Item 3.

CONVERSION OF PREFERRED STOCK

     On July 1, 2001, our PIES(SM) automatically converted into 10,350,000 shares of our common stock. This conversion eliminated $12 million in annual preferred dividend requirements. We paid the final quarterly cash dividends on the PIES(SM) on July 2, 2001.

COMMON STOCK SHARE REPURCHASE PROGRAM

     In February 2000, our Board of Directors authorized the repurchase of up to 3 million shares of our common stock. Under the program, we may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flows. We may use the stock to meet employee benefit plan requirements and other corporate purposes. During 2000, we repurchased 1,627,400 shares of common stock for approximately $15.5 million, or an average cost per share of $9.54. In 2001, we repurchased an additional 304,000 shares of our common stock at an average cost of $11.50 per share, or an aggregate of approximately $3.5 million, bringing the cumulative shares repurchased under the program to 1,931,400.

PRELIMINARY FIRST QUARTER AND ANNUAL EXPECTATIONS

     On February 21, 2002, we announced that due to continued deterioration in market fundamentals and the ongoing scheduled turnaround of our Washington refinery, we expect first quarter 2002 earnings to be below breakeven levels.

     We believe that industry spreads are well below historical levels in all our refining regions. Industry spreads for the first seven weeks of 2002 averaged about $2.75 per barrel below the average spread seen during the fourth quarter of 2001. Normal seasonal factors make first quarter profitability more unpredictable, since margins for the first two months are typically weak.

     March is generally the strongest month of the quarter, as gasoline demand and margins improve. We reported that the predictability of March 2002 results are compounded by the uncertain near-term seasonal demand growth and the Washington turnaround that is scheduled to be completed in mid-March 2002.

     We anticipate if the current industry margin environment persists that earnings could be below the current First Call consensus of a loss of $0.09 per share. Notwithstanding the uncertain first quarter outlook, we believe seasonal gasoline demand and announced industry throughput reductions will reduce inventory levels and improve margins. While we anticipate margin improvement, we do not believe margins will be as strong as 2000 and 2001 margins levels.

     With the full year benefit of the Mid-Continent Acquisition, the start up of our heavy oil project in March 2002 and the completion of the pending acquisition of the Golden Eagle Assets, we believe that 2002 earnings per share will be stronger than the $2.10 per share earned in 2001.

ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are described in Note A to Notes to Consolidated Financial Statements in Item 8. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

     Inventory -- Our inventories are stated at the lower of cost or market. We use the LIFO method to determine the cost of our crude oil and refined product inventories. The carrying value of these inventories is sensitive to volatile market prices. At December 31, 2001, the replacement cost (or market value) of our crude oil and refined product inventories exceeded its carrying value by only $3 million. We had 17.2 million barrels of crude oil and refined product inventories at December 31, 2001 with an average cost of $23.14 per barrel. If the market value of these inventories had been $1 per barrel lower at December 31, 2001, we would have been required to write down the value of our inventories by $14 million. If refined product prices decline from the year-end 2001 levels, then we may be required to write down the value of our inventories in future periods.

     Goodwill and Intangible Assets -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our preliminary allocation of the purchase price of the Mid-Continent Acquisition. Accordingly, we identified and allocated a value to intangible assets totaling $68 million related to refinery permits and plans, agreements with jobbers, customer contracts and refinery technology. The valuation of these intangible assets required us to use our judgment. We also recorded goodwill related to the Mid-Continent Acquisition of $35 million. The annual impairment testing required by SFAS No. 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

     Deferred Maintenance Costs -- We record the cost of major scheduled refinery maintenance ("turnarounds"), catalysts used in refinery process units and periodic maintenance on ships, tugs and barges ("drydocking") as deferred charges. We amortize these deferred charges over the expected periods of benefit, generally ranging from two to four years. The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment", which would require major maintenance activities to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we will be required to write off the balance of our deferred maintenance costs which totaled $44 million at December 31, 2001 and expense future costs as incurred (see "Major Maintenance Costs" on page 41).

     Contingencies -- We account for contingencies in accordance with SFAS
No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

     In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles that are determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS Nos. 141 and 142 apply to the Mid-Continent Acquisition (see Note C of Notes to Consolidated Financial Statements in Item 8). We are currently evaluating the impact these standards will have on our future results of operations and financial condition. We believe that the carrying amount of our goodwill has not been impaired although the detailed evaluations required by SFAS No. 142 have not been completed.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003 with earlier adoption encouraged. We are currently evaluating the impact the standard will have on our future results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the assets. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. SFAS No. 144 became effective beginning January 1, 2002. We are currently evaluating the impact the standard may have on our future results of operations and financial condition.

     For further information related to new accounting standards and disclosures, see Note A of Notes to Consolidated Financial Statements in Item 8.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-K, including in the sections entitled "Business" and "Risk Factors and Investment Considerations", and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures or other financial items, throughput, expectations regarding the Mid-Continent Acquisition, expectations regarding the pending acquisition of the Golden Eagle Assets, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. We have used the words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.

     Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations and whether the forward-looking statements ultimately prove to be correct. Accordingly, these forward-looking statements are qualified in their entirety by reference to the factors described in "Risk Factors and Investment Considerations" contained in Part I, and elsewhere, in this Annual Report on Form 10-K.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to:

     - changes in general economic conditions;

     - the timing and extent of changes in commodity prices and underlying demand for our products;

     - the availability and costs of crude oil, other refinery feedstocks and refined products;

     - changes in our cash flow from operations, liquidity and capital requirements resulting from the pending acquisition of the Golden Eagle Assets;

     - our ability to consummate the pending acquisition of the Golden Eagle Assets;

     - our ability to (1) successfully integrate acquisitions, including the Pipeline System and retail assets and the pending acquisition of the Golden Eagle Assets, and (2) identify and complete future strategic acquisitions;

     - fluctuations in our stock price, including fluctuations as a result of the announcement of the pending acquisition of the Golden Eagle Assets;

     - adverse changes in the ratings assigned to our trade credit and debt instruments;

     - increased interest rates and the condition of the capital markets;

     - the direct or indirect effects on our business resulting from terrorist incidents or acts of war;

     - political developments in foreign countries;

     - changes in our inventory levels;

     - changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

     - changes in fuel and utility costs for our facilities;

     - disruptions due to equipment interruption or failure at our or third-party facilities;

     - execution of planned capital projects;

     - state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

     - adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

     - actions of customers and competitors;

     - weather conditions affecting our operations or the areas in which our products are marketed and;

     - earthquakes or other natural disasters affecting operations.

Many of these factors are described in greater detail in our filings with the SEC. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we becomes aware of, after the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in commodity prices and interest rates are our primary sources of market risk. We have a risk management committee responsible for overseeing energy risk management activities.

COMMODITY PRICE RISKS

     Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the extent of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in our markets.

     The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, crude oil supply contracts generally are short-term in nature with market-responsive pricing provisions. We normally purchase refinery feedstocks prior to selling the refined products manufactured. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products.

     We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. In our Refining and Retail segments, our inventories of refinery feedstocks and refined products totaled 17.2 million barrels and 11.9 million barrels at December 31, 2001 and 2000, respectively. The weighted average cost of the 5.3 million barrel increase, primarily due to the purchase of inventories in the Mid-Continent Acquisition on September 6, 2001, was $28.52 per barrel. Sales that result in a reduction in LIFO inventories during 2002 could have a per barrel cost of sales in excess of the current cost of sales during 2002. The average cost of our refinery feedstocks and refined product inventories as of December 31, 2001 was $23.14 per barrel. We may be required to write down the carrying value of this inventory if market prices for refined products decline from year-end 2001 levels to a level below the average cost of these inventories.

     We periodically enter into derivative type arrangements on a limited basis, as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked to market with changes in the fair value of the derivative recognized in earnings. At December 31, 2001, we had open price swap transactions for 200,000 barrels of gasoline which settle in the first quarter of 2002. Recording the fair value of these swaps resulted in a mark-to-market loss of $39,000 in 2001. We believe that any potential impact from these activities would not result in a material adverse effect on our results of operations, financial position or cash flows.

INTEREST RATE RISK

     At December 31, 2001, we had $625 million of outstanding floating-rate debt under the senior secured credit facility and $522 million of fixed-rate debt. The weighted average interest rate on the floating-rate debt was 5.35% at December 31, 2001. The impact on annual cash flow of a 10% change in the floating-rate for our senior secured credit facility (54 basis points) would be approximately $3 million.

     The fair market value of our fixed-rate debt at December 31, 2001 was approximately $12 million more than its book value of $522 million, based on recent transactions and bid quotes for our senior subordinated notes due 2008.

     Interest rates have trended downwards in 2001 and presently are at historically low levels. Future increases in interest rates would increase our expenses and may affect our ability to access capital markets for additional financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Tesoro Petroleum Corporation

     We have audited the accompanying consolidated balance sheets of Tesoro Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
January 29, 2002
(February 20, 2002 as to Note Q, Subsequent Event)

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES....................................................  $5,217.8   $5,104.4   $3,000.3
COSTS AND EXPENSES:
  Costs of sales and operating expenses.....................   4,857.5    4,820.3    2,794.8
  Selling, general and administrative expenses..............     104.2       85.2       75.0
  Depreciation and amortization.............................      57.4       45.5       42.9
                                                              --------   --------   --------
OPERATING INCOME............................................     198.7      153.4       87.6

Interest and financing costs, net of capitalized interest...     (52.8)     (32.7)     (37.6)
Interest income.............................................       1.0        2.8        1.2
                                                              --------   --------   --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....     146.9      123.5       51.2
Income tax provision........................................      58.9       50.2       19.0
                                                              --------   --------   --------
EARNINGS FROM CONTINUING OPERATIONS, NET....................      88.0       73.3       32.2

Earnings from discontinued operations, net of income
  taxes.....................................................        --         --       42.8
                                                              --------   --------   --------
NET EARNINGS................................................      88.0       73.3       75.0
Preferred dividend requirements.............................       6.0       12.0       12.0
                                                              --------   --------   --------
NET EARNINGS APPLICABLE TO COMMON STOCK.....................  $   82.0   $   61.3   $   63.0
                                                              ========   ========   ========
EARNINGS PER SHARE FROM CONTINUING OPERATIONS
  Basic.....................................................  $   2.26   $   1.96   $   0.62
                                                              ========   ========   ========
  Diluted...................................................  $   2.10   $   1.75   $   0.62
                                                              ========   ========   ========
NET EARNINGS PER SHARE
  Basic.....................................................  $   2.26   $   1.96   $   1.94
                                                              ========   ========   ========
  Diluted...................................................  $   2.10   $   1.75   $   1.92
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES
  Basic.....................................................      36.2       31.2       32.4
                                                              ========   ========   ========
  Diluted...................................................      41.9       41.8       32.8
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   51.9   $   14.1
  Receivables, less allowance for doubtful accounts.........     384.9      334.5
  Inventories...............................................     431.8      274.3
  Prepayments and other.....................................       9.4        7.3
                                                              --------   --------
       Total Current Assets.................................     878.0      630.2
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT
  Refining..................................................   1,522.0      850.9
  Retail....................................................     228.8      140.7
  Marine Services...........................................      54.0       50.3
  Corporate.................................................      47.9       24.6
                                                              --------   --------
                                                               1,852.7    1,066.5
  Less accumulated depreciation and amortization............     330.4      285.1
                                                              --------   --------
     Net Property, Plant and Equipment......................   1,522.3      781.4
                                                              --------   --------
OTHER ASSETS................................................     262.0      132.0
                                                              --------   --------
          Total Assets......................................  $2,662.3   $1,543.6
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable..........................................  $  331.2   $  281.6
  Accrued liabilities.......................................     172.9       97.0
  Current maturities of debt and other obligations..........      34.4        3.8
                                                              --------   --------
       Total Current Liabilities............................     538.5      382.4
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     136.9      107.2
                                                              --------   --------
OTHER LIABILITIES...........................................     117.4       77.3
                                                              --------   --------
DEBT AND OTHER OBLIGATIONS..................................   1,112.5      306.8
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 5,000,000
     shares: 7.25% Mandatorily Convertible Preferred Stock,
     103,500 shares issued and outstanding in 2000..........        --      165.0
  Common stock, par value $0.16 2/3; authorized 100,000,000
     shares; 43,371,825 shares issued (32,739,592 in
     2000)..................................................       7.2        5.4
  Additional paid-in capital................................     448.4      280.0
  Retained earnings.........................................     321.9      239.9
  Treasury stock, 1,958,147 common shares (1,920,281 in
     2000), at cost.........................................     (20.5)     (20.4)
                                                              --------   --------
       Total Stockholders' Equity...........................     757.0      669.9
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $2,662.3   $1,543.6
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                      PREFERRED STOCK     COMMON STOCK     ADDITIONAL              TREASURY STOCK
                                      ----------------   ---------------    PAID-IN     RETAINED   ---------------
                                      SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES   AMOUNT
                                      ------   -------   ------   ------   ----------   --------   ------   ------
AT JANUARY 1, 1999..................    0.1    $ 165.0    32.6     $5.4      $278.6      $115.6     (0.3)   $ (5.4)
  Net earnings......................     --         --      --       --          --        75.0       --        --
  Preferred dividend requirements...     --         --      --       --          --       (12.0)      --        --
  Other, primarily related to stock
     options........................     --         --     0.1       --         0.4          --       --       0.5
                                       ----    -------    ----     ----      ------      ------     ----    ------
AT DECEMBER 31, 1999................    0.1      165.0    32.7      5.4       279.0       178.6     (0.3)     (4.9)
  Net earnings......................     --         --      --       --          --        73.3       --        --
  Preferred dividend requirements...     --         --      --       --          --       (12.0)      --        --
  Shares repurchased and shares
     issued for stock options.......     --         --     0.1       --         1.0          --     (1.6)    (15.5)
                                       ----    -------    ----     ----      ------      ------     ----    ------
AT DECEMBER 31, 2000................    0.1      165.0    32.8      5.4       280.0       239.9     (1.9)    (20.4)
  Net earnings......................     --         --      --       --          --        88.0       --        --
  Preferred dividend requirements...     --         --      --       --          --        (6.0)      --        --
  Preferred stock conversion........   (0.1)    (165.0)   10.3      1.7       163.3          --       --        --
  Shares repurchased and shares
     issued for stock options and
     benefit plans..................     --         --     0.3      0.1         5.1          --     (0.1)     (0.1)
                                       ----    -------    ----     ----      ------      ------     ----    ------
AT DECEMBER 31, 2001................     --    $    --    43.4     $7.2      $448.4      $321.9     (2.0)   $(20.5)
                                       ====    =======    ====     ====      ======      ======     ====    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Continuing operations:
     Earnings from continuing operations....................  $  88.0   $  73.3   $  32.2
     Adjustments to reconcile earnings from continuing
       operations to net cash from operating activities:
       Depreciation and amortization........................     57.4      45.5      42.9
       Amortization of refinery turnarounds and other
          non-cash charges..................................     33.8      22.0       8.2
       Deferred income taxes................................     35.5      21.4      12.7
       Changes in operating assets and liabilities:
          Receivables.......................................    (54.8)    (58.0)   (132.9)
          Inventories.......................................    (29.1)    (92.1)     25.5
          Other assets......................................    (15.4)    (14.0)      1.0
          Accounts payable and accrued liabilities..........     87.4      82.1      89.5
          Other liabilities and obligations.................     11.6      10.2       5.6
                                                              -------   -------   -------
          Total from continuing operations..................    214.4      90.4      84.7
  Discontinued operations...................................       --        --      28.0
                                                              -------   -------   -------
          Net cash from operating activities................    214.4      90.4     112.7
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures:
     Continuing operations..................................   (209.5)    (94.0)    (84.7)
     Discontinued operations................................       --        --     (56.5)
  Acquisitions of refining and retail operations............   (783.4)       --        --
  Proceeds from asset sales.................................     20.7       2.4     309.4
  Other.....................................................     (4.5)      3.6      (1.9)
                                                              -------   -------   -------
          Net cash from (used in) investing activities......   (976.7)    (88.0)    166.3
                                                              -------   -------   -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings under term loans and other.....................    625.0        --      50.0
  Proceeds from debt offering, net of issuance costs........    209.9        --        --
  Refinancing and repayments of debt and other
     obligations............................................     (1.1)   (105.9)   (123.4)
  Repayments under revolving credit and interim facilities,
     net....................................................       --        --     (61.2)
  Payment of dividends on Preferred Stock...................     (9.0)     (9.0)    (15.0)
  Repurchases of Common Stock...............................     (3.5)    (15.5)       --
  Financing costs and other.................................    (21.2)      0.3       0.4
                                                              -------   -------   -------
          Net cash from (used in) financing activities......    800.1    (130.1)   (149.2)
                                                              -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     37.8    (127.7)    129.8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     14.1     141.8      12.0
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  51.9   $  14.1   $ 141.8
                                                              =======   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid, net of capitalized interest................  $  40.2   $  17.9   $  58.0
                                                              =======   =======   =======
  Income taxes paid.........................................  $  47.0   $  22.6   $  34.4
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TESORO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description and Nature of Business

     Tesoro Petroleum Corporation ("Tesoro" or the "Company") was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products and provider of marine logistics services. Tesoro owns and operates five petroleum refineries in the western and mid-continental United States with a combined rated crude oil capacity of 390,000 barrels per day and sells refined products to a wide variety of customers in the western and mid-continental United States and other countries on the Pacific Rim. Tesoro markets products to wholesale and retail customers, as well as commercial end-users. Tesoro's retail business includes a network of 677 branded retail stations. The Company also operates a network of terminals along the Texas and Louisiana Gulf Coast that provides fuel and logistical support services to the marine and offshore exploration and production industries.

     Tesoro's operations can be influenced by domestic and international, political, legislative and regulatory environments. In addition, significant changes in the prices or availability of crude oil and refined products could have a significant impact on results of operations, cash flows and financial position of the Company.

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Tesoro and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned entities are accounted for using the equity method.

  Basis of Presentation

     Certain previously reported amounts have been reclassified to conform to the 2001 presentation. The Company has reclassified corporate general and administrative expenses and other expenses to selling, general and administrative, which is included as a charge to operating income in the Statements of Consolidated Operations. In addition, the Company has reclassified segment information to report the following segments: (i) Refining, (ii) Retail and (iii) Marine Services (see Note D).

     Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations (see Note E).

  Use of Estimates

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

                          TESORO PETROLEUM CORPORATION

  Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's variable rate debt approximates fair value. The carrying amounts of the Company's fixed-rate debt and other obligations may vary from the Company's estimates of the fair value of such items. At December 31, 2001, the fair market value of the Company's fixed-rate debt was estimated by management to be approximately $12 million more than its book value of $522 million.

  Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine the cost of inventories of crude oil and refined products in the Refining and Retail segments. The cost of fuel at Marine Services terminals is determined on the first-in, first-out ("FIFO") method. The carrying value of petroleum inventories is sensitive to volatile market prices. Merchandise and materials and supplies are valued at average cost, not in excess of market value.

  Property, Plant and Equipment

     Additions to property, plant and equipment and major improvements and modifications are capitalized at cost. Depreciation of property, plant and equipment is generally computed on the straight-line method based upon the estimated useful life of each asset. The weighted average lives range from 27 to 28 years for refineries, 6 to 16 years for terminals, 11 to 16 years for retail stations, 9 to 29 years for transportation assets, and 3 to 13 years for corporate and other assets.

     The Company capitalizes interest on major projects during extended construction periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest and financing costs incurred totaled $57.9 million, $33.4 million and $38.2 million in 2001, 2000 and 1999, respectively, of which $5.1 million, $0.7 million and $0.6 million was capitalized during 2001, 2000 and 1999, respectively.

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

  Other Assets

     The cost over the fair value of net assets acquired, or goodwill (excluding goodwill related to the 2001 acquisitions, as discussed in Note C) is amortized by the straight-line method over 28 years for Refining and Retail assets, and 20 years for Marine Services assets. Goodwill amortization, which amounted to $2.7 million in 2001, is included in depreciation and amortization in the Statements of Consolidated Operations. Goodwill will not be amortized in years subsequent to 2001 as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

                          TESORO PETROLEUM CORPORATION

     Intangible assets other than goodwill consist primarily of purchased intangible assets which are stated at fair value as of the date acquired in a business combination, less accumulated amortization. Amortization is computed on a straight-line basis over estimated useful lives of 3 to 28 years. Amortization of intangible assets other than goodwill is primarily included in depreciation and amortization in the Statements of Consolidated Operations.

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

     Debt issuance costs are deferred and amortized over the estimated terms of each instrument.

  Impairment of Long-Lived Assets

     Property, plant and equipment and other long-lived assets, such as goodwill and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Impairment losses would be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

  Revenue Recognition

     The Company recognizes revenues from product sales and services upon delivery to customers and when all significant obligations have been satisfied.

  Shipping and Handling Fees and Costs

     Shipping and handling fees charged to customers are included in revenues and the related costs are included in costs of sales and operating expenses in the Statements of Consolidated Operations.

  Excise Taxes

     Revenues and costs of sales and operating expenses included $81 million and $43 million of federal excise and state motor fuel taxes collected from customers and remitted to governmental agencies in 2001 and 2000, respectively. These taxes were primarily related to sales of gasoline and diesel in the Retail segment.

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

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of

                          TESORO PETROLEUM CORPORATION
the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock (see Note N).

  Derivative Instruments

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

     The Company periodically enters into derivatives arrangements, on a limited basis, as part of its programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. The Company also engages in limited non-hedging derivatives which are marked to market with changes in the fair value of the derivatives recognized in earnings in the Statements of Consolidated Operations and the carrying amounts included in other current assets or accrued liabilities in the Consolidated Balance Sheets. At December 31, 2001, the Company had open price swap transactions for 200,000 barrels of gasoline which will settle in the first quarter of 2002. Recording the fair value of these swaps resulted in a mark-to-market loss of $39,000 in 2001. As of December 31, 2001, the Company did not have any derivative instruments that were designated and accounted for as hedges. The Company believes that substantially all of its supply and marketing agreements are normal purchases and sales and that pricing provisions in other agreements are not embedded derivatives.

  New Accounting Standards and Disclosures

     SFAS No. 141 and SFAS No. 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle as of the beginning of 2002. SFAS No. 141 and 142 apply to the acquisitions in 2001 discussed in Note C. The Company believes that the carrying amount of its goodwill has not been impaired although the detailed evaluations required by SFAS 142 have not been completed.

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

                          TESORO PETROLEUM CORPORATION

     SFAS No. 144

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective beginning January 1, 2002. SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The Company adopted the accounting standard effective January 1, 2002 which did not have a significant impact on the Company's financial condition or results of operations. For information regarding the Company's evaluation of strategic opportunities for the Marine Services segment, see Note D.

  Proposed Statement of Position

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, the Company will be required to write off the balance of deferred maintenance costs, which totaled $44.1 million at December 31, 2001, and expense future costs as incurred.

NOTE B -- EARNINGS PER SHARE

     Basic earnings per share are determined by dividing net earnings applicable to Common Stock by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The assumed conversion of Preferred Stock to Common Stock produced anti-dilutive results in 1999, and, in accordance with SFAS No. 128, "Earnings per Share," was not included in the dilutive calculation. The Preferred Stock was converted into 10.35 million shares of Common Stock in July 2001. Earnings per share calculations are presented below (in millions except per share amounts):

                                                              2001    2000    1999
                                                              -----   -----   -----
BASIC:
  Numerator:
     Earnings from continuing operations....................  $88.0   $73.3   $32.2
     Earnings from discontinued operations, aftertax........     --      --    42.8
                                                              -----   -----   -----
     Net earnings...........................................   88.0    73.3    75.0
     Less dividends on Preferred Stock......................    6.0    12.0    12.0
                                                              -----   -----   -----
     Net earnings applicable to common shares...............  $82.0   $61.3   $63.0
                                                              =====   =====   =====
  Denominator:
     Weighted average common shares outstanding.............   36.2    31.2    32.4
                                                              =====   =====   =====
  Basic Earnings Per Share:
     Continuing operations..................................  $2.26   $1.96   $0.62
     Discontinued operations, aftertax......................     --      --    1.32
                                                              -----   -----   -----
     Net earnings...........................................  $2.26   $1.96   $1.94
                                                              =====   =====   =====

                          TESORO PETROLEUM CORPORATION

                                                              2001    2000    1999
                                                              -----   -----   -----
DILUTED:
  Numerator:
     Net earnings applicable to common shares...............  $82.0   $61.3   $63.0
     Plus income impact of assumed conversion of Preferred
       Stock (dilutive in 2001 and 2000)....................    6.0    12.0      --
                                                              -----   -----   -----
     Total..................................................  $88.0   $73.3   $63.0
                                                              =====   =====   =====
  Denominator:
     Weighted average common shares outstanding.............   36.2    31.2    32.4
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise of
          stock options and other...........................    0.5     0.3     0.4
       Incremental dilutive shares from assumed conversion
          of Preferred Stock (dilutive in 2001 and 2000)....    5.2    10.3      --
                                                              -----   -----   -----
     Total diluted shares...................................   41.9    41.8    32.8
                                                              =====   =====   =====
  Diluted Earnings Per Share:
     Continuing operations..................................  $2.10   $1.75   $0.62
     Discontinued operations, aftertax......................     --      --    1.30
                                                              -----   -----   -----
     Net earnings...........................................  $2.10   $1.75   $1.92
                                                              =====   =====   =====

NOTE C -- ACQUISITIONS AND EXPANSIONS

  Acquisitions of Mid-Continent Refineries and Related Retail Operations

     On September 6, 2001, the Company acquired two refineries in North Dakota and Utah and related storage, distribution and retail assets from certain affiliates of BP p.l.c. ("BP"). The acquired assets include a 60,000 barrels per day ("bpd") refinery in Mandan, North Dakota and a 55,000 bpd refinery in Salt Lake City, Utah. The acquired assets also include related bulk storage facilities, eight product distribution terminals, and retail assets consisting of 42 retail stations and contracts to supply a jobber network of over 280 retail stations. In connection with the acquisition of the North Dakota refinery, the Company purchased the North Dakota-based, common-carrier crude oil pipeline and gathering system ("Pipeline System") from certain affiliates of BP on November 1, 2001. The Pipeline System is the primary crude supply carrier for the Company's Mandan, North Dakota refinery. The purchase of the Pipeline System and the acquisition of the North Dakota and Utah refineries and related storage, distribution and retail assets are collectively referred to as the "Mid-Continent Acquisition." The Mid-Continent Acquisition enables the Company to increase the size and scope of its operations, diversify its earnings and geographic exposure, and build a platform for additional growth. The Company paid $756.1 million in cash (including $83.0 million for hydrocarbon inventories) for these assets. The purchase price was determined through a competitive bid process. In addition, the Company incurred direct costs related to this transaction of $8.4 million. The Mid-Continent Acquisition was funded through borrowings under a new senior secured credit facility and a senior subordinated notes offering (see Note F).

     In connection with the Mid-Continent Acquisition, Tesoro assumed certain liabilities and obligations (including costs associated with transferred employees and environmental matters) related to the acquired assets, subject to specified levels of indemnification. These include, subject to certain exceptions, certain of the sellers' obligations, liabilities, costs and expenses for violations of health, safety and environmental laws relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing dates. In addition, the Company has agreed to indemnify the sellers

                          TESORO PETROLEUM CORPORATION
for all losses of any kind incurred in connection with or related to these assumed liabilities. See Note O for environmental matters related to the Mid-Continent Acquisition.

     Under SFAS No. 141, "Business Combinations", the Mid-Continent Acquisition was accounted for as a purchase, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, which remains subject to change pending completion of independent appraisals and other evaluations. The 2001 financial statements include the results of operations of the Mid-Continent Acquisition since the dates of acquisition.

     The preliminary purchase price allocation as of December 31, 2001, including direct costs incurred in the Mid-Continent Acquisition, is as follows (in millions):

Inventories.................................................   $127.5
Property, plant and equipment...............................    582.5
Goodwill....................................................     34.7
Other intangible assets.....................................     67.9
Deferred turnaround costs...................................     10.6
Net deferred tax assets.....................................      9.1
Product exchange payable....................................    (32.6)
Accrued liabilities.........................................    (10.6)
Other liabilities...........................................    (24.6)
                                                               ------
  Total purchase price......................................   $764.5
                                                               ======

     The acquired other intangible assets of $67.9 million have a weighted-average useful life of approximately 19 years. The other intangible assets consist of refinery permits and plans totaling $23.9 million (27 year weighted-average life), jobber agreements totaling $23.5 million (20 year weighted-average life), customer contracts totaling $16.7 million (5 year weighted-average life), and refinery technology totaling $3.8 million (28 year weighted-average life). The Company recorded $34.7 million of goodwill, of which $21.0 million is expected to be deductible for tax purposes. The goodwill was preliminarily assigned to the Refining and Retail segments in the amounts of $25.7 million and $9.0 million, respectively.

     The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000 gives effect to (i) the Mid-Continent Acquisition,
(ii) the financing of the Company's Senior Secured Credit Facility, as amended, and (iii) the issuance of the 9 5/8% Senior Subordinated Notes (see Note F), as if each had occurred at the beginning of the periods presented. This pro forma information is not necessarily indicative of the results of future operations.

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenues....................................................   $6,190.1      $6,588.2
Net earnings................................................   $  128.5      $   91.1
Net earnings per share:
  Basic.....................................................   $   3.38      $   2.54
  Diluted...................................................   $   3.07      $   2.18

  Refining Expansions

     During 2000, the Company commenced a heavy oil conversion project at its Washington refinery which will enable the Company to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger

                          TESORO PETROLEUM CORPORATION
proportion of higher-value gasoline and to reduce production of lower-value heavy products. The project, which is estimated to cost approximately $116 million (including capitalized interest), is expected to be completed by the end of the first quarter of 2002. The Company's capital spending totaled approximately $97 million through 2001 for this project.

  Retail Expansions

     In January 2000, the Company entered into an agreement with Wal-Mart Stores, Inc. ("Wal-Mart") to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. The Company introduced the new "Mirastar" brand which is used exclusively in its program with Wal-Mart. Capital spending for the Mirastar sites and other retail projects, including costs of Company-owned and operated facilities and expansion of Tesoro's branded jobber/dealer network, totaled approximately $43 million and $31 million during 2001 and 2000, respectively. In addition, in November 2001, the Company acquired 46 retail fueling facilities, including 37 retail stations with convenience stores and nine commercial card lock facilities, located in Washington, Oregon and Idaho.

NOTE D -- OPERATING SEGMENTS

     The Company's revenues are derived from three operating segments: (i) Refining, (ii) Retail and (iii) Marine Services. Management has identified these segments for managing operations and investing activities. During the fourth quarter of 2001, management began evaluating separate financial information of the Company's retail operations in assessing performance and allocating resources, reflecting the Company's retail growth through internal expansion, the acquisition of retail sites from BP in September 2001 and the acquisition of certain other retail sites. The Company has reclassified previously reported segment information to present the Retail segment separately from the Refining segment.

     Refining currently owns and operates five petroleum refineries located in Alaska and Washington (the "Pacific Northwest"), Hawaii (the "Mid-Pacific") and North Dakota and Utah (the "Mid-Continent"). These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy oils and other refined products. These products, together with products purchased from third parties, are sold at wholesale through terminal facilities and other locations, primarily in Alaska, California, Hawaii, Idaho, Minnesota, North Dakota, Utah and Washington. Refining also sells petroleum products to unbranded marketers and occasionally exports products to other markets in the Asia/Pacific area.

     Retail sells gasoline, diesel fuel and convenience store items through Company-owned retail stations and branded jobber/dealers in 18 western states from Minnesota to Alaska and Hawaii. Retail operates under the Tesoro, Mirastar and other brands. Mirastar sites have been developed exclusively for Wal-Mart stores in an agreement covering seventeen western states. Other branded jobber/dealers are part of the retail system acquired from BP in September 2001.

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

     The operating segments follow the same accounting policies used for the Company's Consolidated Financial Statements and described in the summary of significant policies in Note A. Management evaluates the performance of its segments and allocates resources based on segment operating income and EBITDA, as described below.

     Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales are primarily from Refining to Retail made at

                          TESORO PETROLEUM CORPORATION
prevailing market rates. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating income.

     EBITDA represents earnings before extraordinary items, interest and financing costs, interest income, income taxes, and depreciation and amortization. While not purporting to reflect any U.S. GAAP measurement of the Company's operations or cash flows, EBITDA is used by management for additional analysis. Operating segment EBITDA is equal to segment operating income before depreciation and amortization related to each segment. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with an operating segment.

     Segment information as of and for each of the three years in the period ended December 31, 2001 is as follows (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
REVENUES
  Refining:
     Refined products..................................  $4,625.2   $4,499.3   $2,772.1
     Crude oil resales and other.......................     262.8      326.2       28.9
  Retail:
     Fuel..............................................     420.6      249.6      175.8
     Merchandise and other.............................      70.6       55.4       51.6
  Marine Services......................................     172.5      186.8      111.2
  Intersegment sales from Refining to Retail...........    (333.9)    (212.9)    (139.3)
                                                         --------   --------   --------
       Total Revenues..................................  $5,217.8   $5,104.4   $3,000.3
                                                         ========   ========   ========
OPERATING INCOME
  Refining.............................................  $  224.5   $  190.8   $  112.7
  Retail...............................................      24.9       (1.7)      12.4
  Marine Services......................................       9.9       10.4        5.9
                                                         --------   --------   --------
       Total Segment Operating Income..................     259.3      199.5      131.0
  Corporate and Unallocated Costs......................     (60.6)     (46.1)     (43.4)
                                                         --------   --------   --------
  Operating Income.....................................  $  198.7   $  153.4   $   87.6
                                                         ========   ========   ========
EBITDA
  Continuing Operations:
     Refining..........................................  $  265.2   $  224.6   $  145.1
     Retail............................................      36.0        4.9       17.9
     Marine Services...................................      12.7       13.1        8.5
                                                         --------   --------   --------
       Total Segment EBITDA............................     313.9      242.6      171.5
  Corporate and Unallocated............................     (57.8)     (43.7)     (41.0)
                                                         --------   --------   --------
       Total Continuing EBITDA.........................     256.1      198.9      130.5
  Depreciation and Amortization from Continuing
     Operations........................................     (57.4)     (45.5)     (42.9)
                                                         --------   --------   --------
  Operating Income.....................................  $  198.7   $  153.4   $   87.6
                                                         ========   ========   ========

                          TESORO PETROLEUM CORPORATION

                                                           2001       2000       1999
                                                         --------   --------   --------
DEPRECIATION AND AMORTIZATION
  Continuing Operations:
     Refining..........................................  $   40.7   $   33.8   $   32.4
     Retail............................................      11.1        6.6        5.5
     Marine Services...................................       2.8        2.7        2.6
     Corporate.........................................       2.8        2.4        2.4
                                                         --------   --------   --------
       Total Continuing Operations.....................      57.4       45.5       42.9
  Discontinued Operations..............................        --         --       27.3
                                                         --------   --------   --------
       Total Depreciation and Amortization.............  $   57.4   $   45.5   $   70.2
                                                         ========   ========   ========
CAPITAL EXPENDITURES
  Continuing Operations(a):
     Refining..........................................  $  140.0   $   56.5   $   54.7
     Retail............................................      43.2       31.0       17.7
     Marine Services...................................       3.1        3.2        1.5
     Corporate.........................................      23.2        3.3       10.8
                                                         --------   --------   --------
       Total Continuing Operations.....................     209.5       94.0       84.7
  Discontinued Operations..............................        --         --       56.5
                                                         --------   --------   --------
       Total Capital Expenditures......................  $  209.5   $   94.0   $  141.2
                                                         ========   ========   ========
IDENTIFIABLE ASSETS
  Refining.............................................  $2,164.9   $1,245.6   $1,117.3
  Retail...............................................     283.8      149.6      106.3
  Marine Services......................................      62.0       76.8       66.5
  Corporate............................................     151.6       71.6      196.4
                                                         --------   --------   --------
       Total Assets....................................  $2,662.3   $1,543.6   $1,486.5
                                                         ========   ========   ========

---------------

(a) Excluding refining and retail asset acquisitions of $783.4 million in 2001 (see Note C).

                          TESORO PETROLEUM CORPORATION

NOTE E -- DISCONTINUED OPERATIONS

     In December 1999, the Company completed the sales of its domestic and Bolivian exploration and production operations. The net cash proceeds of approximately $307 million were used primarily to reduce debt in 1999 and early 2000. Earnings from discontinued operations for the year ended December 31, 1999 were as follows (in millions):

Operating Results from Discontinued Operations:
  Revenues..................................................   $65.4
  Costs and expenses........................................    44.6
  Allocated interest expense................................    10.6
                                                               -----
     Results of operations, pretax..........................    10.2
  Income tax expense........................................     6.5
                                                               -----
     Results of operations, aftertax........................     3.7
                                                               -----
Gain from Sales of Discontinued Operations:
  Gain, pretax..............................................    62.2
  Income tax expense........................................    23.1
                                                               -----
  Gain, aftertax............................................    39.1
                                                               -----
       Total Discontinued Operations........................   $42.8
                                                               =====

NOTE F -- DEBT AND OTHER OBLIGATIONS

     Debt and other obligations at December 31, 2001 and 2000 consisted of the following (in millions):

                                                                2001      2000
                                                              --------   ------
Senior Secured Credit Facility-Term Loans...................  $  625.0   $   --
9 5/8% Senior Subordinated Notes............................     215.0       --
9% Senior Subordinated Notes (net of unamortized discount of
  $2.4 in 2001 and $2.7 in 2000)............................     297.6    297.3
Liability to the Department of Energy, interest at 6%.......       2.6      5.3
Other, primarily capital leases.............................       6.7      8.0
                                                              --------   ------
  Total debt and other obligations..........................   1,146.9    310.6
Less current maturities.....................................      34.4      3.8
                                                              --------   ------
  Debt and other obligations, less current maturities.......  $1,112.5   $306.8
                                                              ========   ======

     At December 31, 2001, aggregate maturities of outstanding debt and other obligations for each of the five years following December 31, 2001 were as follows: 2002 -- $34.4 million; 2003 -- $40.6 million; 2004 -- $40.7 million;
2005 -- $40.7 million; and 2006 -- $49.3 million. Gross borrowings and repayments under revolving credit lines and interim facilities amounted to $958 million during 2001 and $866 million during 2000. In 1999, gross repayments under a revolving credit line amounted to $550 million, while gross borrowings amounted to $489 million.

  Senior Secured Credit Facility

     In September 2001, the Company entered into a senior secured credit facility (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility replaced the Company's previous unsecured credit facility which provided for $250 million in total commitments. The Senior Secured Credit Facility, as amended, consists of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $85 million tranche A term loan, a five-year $90 million delayed draw term loan (used to

                          TESORO PETROLEUM CORPORATION
fund the purchase of the Pipeline System), a six-year $450 million tranche B term loan and a $200 million capital markets term loan. In November 2001, the Company repaid the $200 million capital markets term loan with the proceeds of the 9 5/8% Senior Subordinated Notes, as described below. At December 31, 2001, the Company had no borrowings and $0.8 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at December 31, 2001 was $174.2 million.

     The Senior Secured Credit Facility is guaranteed by substantially all of the Company's active domestic subsidiaries and is secured by substantially all of the Company's material present and future assets as well as all material present and future assets of the Company's domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets), and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of the Company's current and future foreign subsidiaries.

     The Senior Secured Credit Facility requires the Company to maintain specified levels of interest and fixed charge coverage and sets limitations on the Company's debt-to-capital and leverage ratios. It also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's Common Stock and repurchases of shares of its Common Stock, not to exceed $15 million in any year.

     Borrowings rates under the senior secured credit facility are based on a pricing grid. Borrowings bear interest at either a base rate (4.75% at December 31, 2001) or a eurodollar rate (ranging from 2.10% to 2.14% at December 31,
2001), plus an applicable margin. The applicable margin at December 31, 2001 for the tranche A term loan, the delayed draw term loan and the revolving credit facility is 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan is 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. These margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of the Company's consolidated total debt to consolidated EBITDA, as defined in the Senior Secured Credit Facility. In addition, at any time during which the Senior Secured Credit Facility is rated at least BBB- by Standard and Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin will be reduced by 0.125%. The Company is also charged various fees and expenses in connection with the Senior Secured Credit Facility, including commitment fees and various letter of credit fees.

  9 5/8% Senior Subordinated Notes

     In November 2001, the Company issued $215 million aggregate principal amount of 9 5/8% senior subordinated notes due November 1, 2008 ("9 5/8% Senior Subordinated Notes"). The 9 5/8% Senior Subordinated Notes have a seven-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after four years at declining premiums. The Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with net cash proceeds of one or more equity offerings. The indenture for the 9 5/8% Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the indenture are less restrictive than those in the Senior Secured Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the indenture, allows for the incurrence of additional indebtedness, the Company is allowed to pay cash dividends on Common Stock and repurchase shares of Common Stock. The proceeds from the 9 5/8% Senior Subordinated Notes were used to repay the indebtedness incurred under the capital markets term loan, to pay accrued interest on the capital markets term loan, to pay certain fees and expenses related to the 9 5/8% Senior Subordinated Notes and for general corporate purposes. The 9 5/8% Senior Subordinated Notes are guaranteed by substantially all of the Company's active domestic subsidiaries.

                          TESORO PETROLEUM CORPORATION

  9% Senior Subordinated Notes

     In 1998, the Company issued $300 million aggregate principal amount of 9% Senior Subordinated Notes due 2008, Series B ("9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes have a ten-year maturity without sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The indenture for the 9% Senior Subordinated Notes contains covenants and restrictions which are customary for notes of this nature. The restrictions under the indenture are less restrictive than those in the Senior Secured Credit Facility. To the extent the Company's fixed charge coverage ratio, as defined in the indenture, allows for the incurrence of additional indebtedness, the Company is allowed to pay cash dividends on Common Stock and repurchase shares of Common Stock. The effective interest rate on the 9% Senior Subordinated Notes is 9.16%, after giving effect to the discount at the date of issue. The 9% Senior Subordinated Notes are guaranteed by substantially all of the Company's active domestic subsidiaries.

  Capital Leases

     Capital leases are primarily for tugs and barges used in transportation of petroleum products in Hawaii. At December 31, 2001 and 2000, the cost of fixed assets under capital leases was $9.3 million gross (accumulated amortization of $3.7 million) and $10.0 million gross (accumulated amortization of $3.1 million), respectively. Capital lease obligations included in debt totaled $6.6 million and $7.7 million at December 31, 2001 and 2000, respectively.

NOTE G -- STOCKHOLDERS' EQUITY

     The Company has a universal shelf registration statement ("Shelf Registration") for debt or equity securities to be used for acquisitions or general corporate purposes. At December 31, 2001, the amount available under the Shelf Registration was $343 million.

     In July 1998, the Company issued 10,350,000 Premium Income Equity Securities ("PIES(SM)"), representing fractional interests in the Company's 7.25% Mandatorily Convertible Preferred Stock, for gross proceeds of $165 million. Effective July 1, 2001, the PIES(SM) automatically converted into 10,350,000 shares of Common Stock. The final quarterly cash dividends on the PIES(SM) were paid on July 2, 2001.

     In February 2000, the Company's Board of Directors authorized the repurchase of up to 3 million shares of Common Stock. Under the program, the Company may make repurchases from time to time in the open market and through privately-negotiated transactions. Purchases depend on price, market conditions and other factors and have been made primarily from internally-generated cash flow. The stock may be used to meet employee benefit plan requirements and other corporate purposes. During the year ended December 31, 2000, the Company repurchased 1.6 million shares of Common Stock for $15.5 million, or an average cost per share of $9.54. In 2001, the Company repurchased an additional 304,000 shares of its Common Stock at an average cost of $11.50 per share, or an aggregate of approximately $3.5 million, bringing the cumulative shares repurchased under the program to 1,931,400.

     See Note F for information concerning restrictions on the repurchase of Common Stock and Note N for information relating to stock-based compensation and Common Stock reserved for exercise of options.

                          TESORO PETROLEUM CORPORATION

NOTE H -- INCOME TAXES

     The income tax provision on earnings from continuing operations for the years ended December 31, 2001, 2000 and 1999 included the following (in millions):

                                                              2001    2000    1999
                                                              -----   -----   -----
Current:
  Federal...................................................  $17.7   $24.2   $ 5.9
  State.....................................................    5.7     4.6     0.4
Deferred:
  Federal...................................................   32.9    19.4    10.5
  State.....................................................    2.6     2.0     2.2
                                                              -----   -----   -----
     Income Tax Provision...................................  $58.9   $50.2   $19.0
                                                              =====   =====   =====

     Deferred income taxes and benefits are provided for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax liabilities and assets at December 31, 2001 and 2000 are summarized as follows (in millions):

                                                               2001      2000
                                                              -------   -------
Current Deferred Federal Tax Liability -- LIFO inventory....  $  (9.2)  $  (6.6)
Current Deferred Federal Tax Assets -- Accrued
  liabilities...............................................     12.1       6.6
Current Deferred State Tax Asset, Net.......................      0.4        --
                                                              -------   -------
     Current Deferred Tax Asset, Net........................  $   3.3   $    --
                                                              =======   =======
Noncurrent Deferred Federal Tax Liabilities:
  Accelerated depreciation and property related items.......  $(140.2)  $(115.2)
  Deferred maintenance costs, including refinery
     turnarounds............................................    (13.4)     (9.4)
                                                              -------   -------
     Total Deferred Federal Tax Liability...................   (153.6)   (124.6)
                                                              -------   -------
Noncurrent Deferred Federal Tax Assets:
  Accrued pension and other postretirement benefits.........     24.4      22.6
  Other accrued liabilities.................................     12.8       7.2
  Alternative minimum tax credit............................       --       6.2
                                                              -------   -------
     Total Deferred Federal Tax Assets......................     37.2      36.0
                                                              -------   -------
Noncurrent Deferred State Tax Liability, Net................    (20.5)    (18.6)
                                                              -------   -------
     Noncurrent Deferred Tax Liability, Net.................  $(136.9)  $(107.2)
                                                              =======   =======

     In 2001, the Mid-Continent Acquisition described in Note C resulted in net deferred federal tax assets of $8.0 million and net deferred state tax assets of $1.1 million as of the dates of acquisition.

                          TESORO PETROLEUM CORPORATION

     The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense pertaining to continuing operations is as follows (in millions):

                                                               2001     2000    1999
                                                              ------   ------   -----
Earnings from Continuing Operations Before Income Taxes.....  $146.9   $123.5   $51.2
                                                              ======   ======   =====
Income Taxes at U.S. Federal Statutory Rate.................  $ 51.4   $ 43.2   $17.9
Effect of:
  State income taxes, net of federal income tax benefit.....     5.3      4.3     1.5
  Non-deductible items......................................     2.0      1.5     0.5
  Other.....................................................     0.2      1.2    (0.9)
                                                              ------   ------   -----
Income Tax Provision........................................  $ 58.9   $ 50.2   $19.0
                                                              ======   ======   =====

     The Company's income tax returns are subject to examinations by federal, state and local tax authorities. The Company believes that it has made adequate provisions for income taxes that may become payable with respect to examinations of open tax years.

NOTE I -- RECEIVABLES

     Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising the Company's customer base and their dispersion across various industry groups and geographic areas of operations. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit or other collateral arrangements. The Company's allowance for doubtful accounts is reflected as a reduction of receivables in the Consolidated Balance Sheets and amounted to $3.2 million and $2.1 million at December 31, 2001 and 2000, respectively.

NOTE J -- INVENTORIES

     Components of inventories at December 31, 2001 and 2000 were as follows (in millions):

                                                               2001     2000
                                                              ------   ------
Crude oil and refined products, at LIFO.....................  $398.4   $248.0
Fuel products, at FIFO......................................     2.1      4.5
Merchandise and other.......................................     7.9      5.6
Materials and supplies......................................    23.4     16.2
                                                              ------   ------
     Total Inventories......................................  $431.8   $274.3
                                                              ======   ======

     At December 31, 2001 and 2000, inventories valued using LIFO were lower than replacement cost by approximately $3 million and $120 million, respectively. During 1999, certain inventory quantities were reduced, resulting in a liquidation of applicable LIFO inventory quantities carried at lower costs prevailing in previous years. This LIFO liquidation resulted in a decrease in cost of sales of $8.4 million and an increase in earnings from continuing operations of approximately $5.3 million aftertax, or $0.16 per share, during 1999.

                          TESORO PETROLEUM CORPORATION

NOTE K -- OTHER ASSETS

     Other assets consisted of the following at December 31, 2001 and 2000 (in millions):

                                                               2001     2000
                                                              ------   ------
Goodwill, net of accumulated amortization of $10.4 in 2001
  and $7.7 in 2000..........................................  $ 95.2   $ 63.2
Deferred maintenance costs, including refinery turnarounds,
  net.......................................................    44.1     34.4
Debt issuance costs, net....................................    29.7     10.2
Intangibles, net of accumulated amortization of $4.5 in 2001
  and $1.8 in 2000..........................................    73.3      4.1
Other assets, net...........................................    19.7     20.1
                                                              ------   ------
     Total Other Assets.....................................  $262.0   $132.0
                                                              ======   ======

NOTE L -- ACCRUED LIABILITIES

     The Company's current accrued liabilities and noncurrent other liabilities as shown in the Consolidated Balance Sheets at December 31, 2001 and 2000 included the following (in millions):

                                                               2001    2000
                                                              ------   -----
Accrued Liabilities -- Current:
  Accrued taxes other than income taxes, primarily excise
     taxes..................................................  $ 87.8   $28.1
  Accrued employee costs....................................    39.5    27.1
  Other.....................................................    45.6    41.8
                                                              ------   -----
     Total Accrued Liabilities -- Current...................  $172.9   $97.0
                                                              ======   =====
Other Liabilities -- Noncurrent:
  Accrued pension and other postretirement benefits.........  $ 85.1   $67.6
  Other.....................................................    32.3     9.7
                                                              ------   -----
     Total Other Liabilities -- Noncurrent..................  $117.4   $77.3
                                                              ======   =====

NOTE M -- BENEFIT PLANS

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

     The Company's executive security plans ("ESP Plans") provide executive officers and other key personnel with supplemental death or retirement plan benefits. Such benefits are provided by two nonqualified, noncontributory plans and are based on years of service and compensation. The Company makes contributions to one plan, the "Funded ESP Plan", based upon estimated requirements. Assets of the Funded ESP plan consist of a group annuity contract.

     The Company had previously established an unfunded non-employee director retirement plan ("Director Retirement Plan") which provided eligible directors retirement payments upon meeting certain age and other requirements. In 1997, the Director Retirement Plan was frozen with accrued benefits of current directors transferred to the Company's Board of Directors Phantom Stock Plan ("Phantom Stock Plan") (see

                          TESORO PETROLEUM CORPORATION

Note N). After the amendment and transfer, only those retired directors or beneficiaries who had begun to receive benefits remained participants in the Director Retirement Plan.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires the Company to disclose the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets. At December 31, 2001, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets aggregated $112.8 million, $86.3 million and $57.6 million, respectively, for three of the plans. The assets of the Funded ESP Plan exceeded its accumulated benefit obligation at year-end 2001. At December 31, 2000, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets aggregated $92.9 million, $71.5 million and $62.3 million, respectively, for three of the plans. The assets of the Funded ESP Plan exceeded its accumulated benefit obligation at year-end 2000.

     The Company provides to retirees who were participating in the Company's group insurance program at retirement, health care and, to those who qualify, life insurance benefits. Health care is provided to qualified dependents of participating retirees. These benefits are provided through unfunded, defined benefit plans or through contracts with area health-providers on a premium basis. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. The Company funds its share of the cost of postretirement health care and life insurance benefits on a pay-as-you go basis.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $ 1.2            $(0.9)
Effect on postretirement benefit obligations..............      $12.1            $(8.5)

                          TESORO PETROLEUM CORPORATION

     Financial information related to the Company's pension plans and other postretirement benefits is presented below (in millions except percentages):

                                                                             OTHER
                                                PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                               ------------------   ------------------------
                                                2001        2000      2001           2000
                                               ------      ------   ---------      ---------
Change in benefit obligation:
  Benefit obligation at beginning of year....  $108.1      $ 94.4    $ 52.3         $ 38.1
  Service cost...............................     8.3         6.1       2.9            1.6
  Interest cost..............................     8.5         7.5       4.3            3.2
  Actuarial loss.............................     0.6         6.4       8.3           11.2
  Benefits paid..............................    (6.7)       (6.2)     (1.9)          (1.8)
  Curtailments, special termination benefits
     and other...............................      --        (0.1)       --             --
  Plan amendments............................     9.0          --       2.0             --
  Acquisitions...............................     1.5          --      12.3             --
                                               ------      ------    ------         ------
     Benefit obligation at end of year.......   129.3       108.1      80.2           52.3
                                               ------      ------    ------         ------
Change in plan assets:
  Fair value of plan assets at beginning of
     year....................................    74.4        79.2        --             --
  Actual return on plan assets...............    (2.7)       (0.4)       --             --
  Employer contributions.....................     8.5         1.7        --             --
  Benefits paid..............................    (6.6)       (6.1)       --             --
                                               ------      ------    ------         ------
     Fair value of plan assets at end of
       year..................................    73.6        74.4        --             --
                                               ------      ------    ------         ------
Funded status................................   (55.7)      (33.7)    (80.2)         (52.3)
Unrecognized prior service cost..............     9.2         0.5       2.6            0.7
Unrecognized net transition asset............      --         0.1        --             --
Unrecognized net actuarial loss..............    27.6        20.5      12.8            4.6
                                               ------      ------    ------         ------
     Accrued benefit cost....................  $(18.9)     $(12.6)   $(64.8)        $(47.0)
                                               ======      ======    ======         ======
Amounts included in Consolidated Balance
  Sheets:
  Accrued and other liabilities..............  $(28.1)     $(20.6)   $(64.8)        $(47.0)
  Other assets...............................     9.2         8.0        --             --
                                               ------      ------    ------         ------
     Net amount recognized...................  $(18.9)     $(12.6)   $(64.8)        $(47.0)
                                               ======      ======    ======         ======

                                                                              OTHER
                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                ------------------   ------------------------
                                                2001   2000   1999    2001     2000     1999
                                                ----   ----   ----   ------   ------   ------
Assumed weighted average % as of December 31:
  Discount rate...............................  7.18   7.58   8.25    7.25     7.50     8.25
  Rate of compensation increase...............  5.00   5.40   5.62    4.75     5.75     5.75
  Expected return on plan assets..............  8.03   8.07   8.10      --       --       --

     In 2001, the Company announced amendments to the pension plan by adding a lump-sum distribution option and enhanced early retirement provisions for long-term employees. These changes, along with changes to comply with new regulations, increased the Company's pension benefit obligation by $9 million and postretirement benefit obligation by $2 million during 2001.

                          TESORO PETROLEUM CORPORATION

     The weighted average annual assumed rate of increase in the per capita cost of covered health care benefits was assumed to be 7.25% for retirees younger than 65 for 2001, decreasing gradually to 5% by the year 2010, and an initial 9.1% for retirees 65 and older, decreasing gradually to 5.5% by the year 2010 and remaining level thereafter.

                                                                              OTHER
                                              PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                            ---------------------   -------------------------
                                            2001    2000    1999     2001     2000      1999
                                            -----   -----   -----   ------   -------   ------
Components of net periodic benefit cost:
  Service cost............................  $ 8.3   $ 6.1   $ 6.6    $2.9     $ 1.6     $1.9
  Interest cost...........................    8.5     7.5     6.2     4.3       3.2      2.8
  Expected return on plan assets..........   (6.3)   (5.9)   (5.0)     --        --       --
  Amortization of unrecognized transition
     asset................................     --      --    (0.6)     --        --       --
  Recognized net actuarial loss (gain)....    2.8     2.2     1.5     0.2      (0.2)      --
  Curtailments, settlements and special
     termination benefits.................     --     0.5    (0.4)     --        --       --
                                            -----   -----   -----    ----     -----     ----
       Net periodic benefit cost..........  $13.3   $10.4   $ 8.3    $7.4     $ 4.6     $4.7
                                            =====   =====   =====    ====     =====     ====

  Thrift Plan and Retail Savings Plan

     The Company sponsors an employee thrift plan ("Thrift Plan") which provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by the Company. Employees may elect tax deferred treatment in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. Effective November 1, 2001, the Thrift Plan was amended to change the Company's 100% matching contribution, from a maximum of 6% to 7% of the employee's eligible earnings, with at least 50% of the Company's matching contribution directed for initial investment in Common Stock of the Company. Participants may transfer out of Tesoro's Common Stock at any time, but are limited to four such transfers each calendar year. The Company's contributions amounted to $6.5 million, $5.4 million and $6.8 million during 2001, 2000 and 1999, respectively, of which $3.4 million consisted of treasury stock reissuances in 2001. There were no similar reissuances in 2000 or 1999.

     Effective January 1, 2001, the Company began sponsoring a new savings plan, in lieu of the Thrift Plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, the Company also contributes an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the mandatory and matching employer contributions must be directed for initial investment in Common Stock of the Company. Participants may transfer out of Tesoro's Common Stock at any time, but are limited to four such transfers each calendar year. The Company's contributions amounted to $0.1 million during 2001.

NOTE N -- STOCK-BASED COMPENSATION

  Incentive Stock Plans

     The Company has three employee incentive stock plans, the Key Employee Stock Option Plan, as amended ("1999 Plan"), the Amended and Restated Executive Long-Term Incentive Plan ("1993 Plan") and Amended Incentive Stock Plan of 1982 ("1982 Plan"). In addition, the Company has the 1995 Non-Employee Director Stock Option Plan ("1995 Plan"). At December 31, 2001, the Company had 5,387,177 shares of unissued Common Stock reserved for these employee incentive stock plans and non-employee director plan.

                          TESORO PETROLEUM CORPORATION

     Under the 1993 Plan, shares of Common Stock may be granted in a variety of forms, including restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. At the Company's 2000 Annual Meeting of Stockholders held in May 2000, an amendment was approved by the shareholders which increased the number of shares available for grant under the 1993 Plan from 4,250,000 to 5,250,000. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted generally become exercisable after one year in 20%, 25% or 33% increments per year and expire ten years from the date of grant. The 1993 Plan will expire, unless earlier terminated, as to the issuance of awards in the year 2003. At December 31, 2001, the Company had 439,040 shares available for future grants under the 1993 Plan.

     In November 1999, the Company's Board of Directors approved the 1999 Plan which provides for the granting of stock options to eligible persons employed by the Company who are not executive officers of the Company. Under the 1999 Plan, the total number of stock options which may be granted is 800,000 shares. Stock options may be granted at not less than the fair market value on the date the options are granted and generally become exercisable after one year in 25% increments. The options expire after ten years from the date of grant. The Board of Directors may amend, terminate or suspend the 1999 Plan at any time. At December 31, 2001, the Company had 81,000 shares available for future grants under the 1999 Plan.

     The 1982 Plan expired in 1994 as to issuance of stock appreciation rights, stock options and stock awards; however, grants made before the expiration date, that have not been fully exercised, remain outstanding pursuant to their terms.

     The 1995 Plan provides for the grant of up to an aggregate of 150,000 nonqualified stock options to eligible non-employee directors of the Company. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of the Company's Common Stock as of the date of grant. The term of each option is ten years, and an option first becomes exercisable six months after the date of grant. The 1995 Plan will terminate as to issuance of stock options in February 2005. At December 31, 2001, the Company had 111,000 options outstanding and 16,000 shares available for future grants under the 1995 Plan.

     A summary of stock option activity for all plans is set forth below (shares in thousands):

                                                             NUMBER OF
                                                              OPTIONS     WEIGHTED-AVERAGE
                                                            OUTSTANDING    EXERCISE PRICE
                                                            -----------   ----------------
Outstanding January 1, 1999...............................    2,951.6          $13.28
  Granted.................................................      940.0           12.85
  Exercised...............................................      (42.5)          10.86
  Forfeited and expired...................................      (95.7)          14.63
                                                              -------
Outstanding December 31, 1999.............................    3,753.4           13.17
  Granted.................................................    1,492.0           10.01
  Exercised...............................................      (28.7)           7.42
  Forfeited and expired...................................     (193.5)          14.03
                                                              -------
Outstanding December 31, 2000.............................    5,023.2           12.23
  Granted.................................................       98.0           13.18
  Exercised...............................................     (249.7)           6.12
  Forfeited and expired...................................      (20.4)           9.21
                                                              -------
Outstanding at December 31, 2001..........................    4,851.1           12.57
                                                              =======

     At December 31, 2001, 2000 and 1999, exercisable stock options totaled 3.1 million, 2.4 million and 2.0 million, respectively.

                          TESORO PETROLEUM CORPORATION

     The following table summarizes information about stock options outstanding under all plans at December 31, 2001 (shares in thousands):

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
    RANGE OF        NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------  -----------   ----------------   ----------------   -----------   ----------------
$ 5.25 to
  $ 8.59........      209.3        3.6 years            $ 7.73            209.3          $ 7.73
$ 8.60 to
  $11.94........    2,014.1        7.6 years             10.19            881.6           10.36
$11.95 to
  $15.28........    1,528.6        6.8 years             13.70          1,043.7           14.06
$15.29 to
  $18.63........    1,099.1        6.5 years             16.30            924.3           16.37
                    -------                                             -------
$ 5.25 to
  $18.63........    4,851.1        6.9 years             12.57          3,058.9           13.26
                    =======                                             =======

  Phantom Stock Plan

     Under the Phantom Stock Plan, a yearly credit of $7,250 is made in units to an account ("Account") of each non-employee director, based upon the closing market price of the Company's Common Stock on the date of credit. In addition, a director may elect to have the value of his cash retainer fee deposited quarterly into the Account in units. Certain non-employee directors also received a credit in their Account in 1997 arising from the transfer of their lump-sum accrued benefit under the frozen Director Retirement Plan. The value of each Account balance, which is a function of the amount, if any, by which the market value of the Company's Common Stock changes, is payable in cash at termination (if vested with three years of service) or at retirement, death or disability. The Company's results of operations included expense of $144,000, $201,000 and $44,000 in 2001, 2000 and 1999, respectively, related to the Phantom Stock Plan.

  Phantom Stock Agreement

     The chief executive officer of the Company holds 175,000 phantom stock options, which were granted in 1997 at 100% of the fair value of the Company's Common Stock on the grant date, or $16.9844 per share. At December 31, 2001, all of the 175,000 phantom stock options were exercisable. Upon exercise, the chief executive officer would be entitled to receive in cash the difference between the fair market value of the Common Stock on the date of the phantom stock option grant and the fair market value of Common Stock on the date of exercise. At the discretion of the Compensation Committee of the Board of Directors, these phantom stock options may be converted to traditional stock options under the 1993 Plan.

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

                          TESORO PETROLEUM CORPORATION

  Pro Forma Information on Stock-Based Compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation. Had compensation cost been determined based on the fair value at the grant dates for awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net earnings in 2001, 2000 and 1999 would have been $85.3 million ($2.19 per basic share, $2.04 per diluted share), $68.9 million ($1.82 per basic share, $1.65 per diluted share), and $71.4 million ($1.83 per basic share, $1.81 per diluted share), respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 43%, 57% and 48%; risk free interest rates of 4.9%, 5.8% and 6.1%; expected lives of seven years; and no dividend yields. The estimated average fair value per share of options granted during 2001, 2000 and 1999 were $6.72, $6.21 and $7.48, respectively.

NOTE O -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has various noncancellable operating leases related to buildings, equipment, property, retail facilities, and ship charters. These leases have remaining primary terms generally up to ten years, with terms of certain rights-of-way extending up to 29 years, and generally contain multiple renewal options.

     During January 2000, the Company entered into an agreement with Wal-Mart to build and operate retail fueling facilities on sites at selected existing and future Wal-Mart store locations in the western United States. Under the agreement with Wal-Mart, each site is subject to a lease with a ten-year primary term and an option, exercisable at the Company's discretion, to extend a site's lease for two additional terms of five years each.

     To transport crude oil and refined products, the Company charters two ships which have primary terms of three and two years. The aggregate annual cost for these charters is approximately $22 million ending in 2003 with two one-year options for one ship and a single one-year option for the other ship. The Company entered into a one-year term charter on a third ship in the second half of 2001 with an annual cost of approximately $11 million.

     In the fourth quarter of 2001, the Company sold 18 gas-fired power generators that had been purchased and installed at the Washington refinery. At the same time, the Company leased back these generators for a three-year term. The lease contains extension and purchase options at fair market value. The annual lease commitments, included in the table below, amount to $3.1 million for each of the three years. The $15 million cost to purchase the generators was reported in capital expenditures, and the $15 million proceeds from their sale is reported as proceeds from asset sales in the Statement of Consolidated Cash Flows.

     The Company leases its corporate headquarters from a limited partnership in which the Company owns a 50% limited partnership interest. The initial term of the lease is 15 years with two five-year renewal options. Included in total rent expense below are lease payments and operating costs paid to the partnership totaling $2.5 million, $1.8 million and $0.5 million in 2001, 2000 and 1999, respectively. The Company accounts for its interest in the partnership using the equity method of accounting. As such, the partnership's assets, primarily land and buildings, totaling approximately $18 million and debt of approximately $14 million are not included in the accompanying Consolidated Financial Statements.

                          TESORO PETROLEUM CORPORATION

     Future minimum annual lease payments as of December 31, 2001, for operating leases having initial or remaining noncancellable lease terms in excess of one year, including the Wal-Mart leases, ship charters and corporate headquarters, were as follows (in millions):

2002........................................................   $ 52.7
2003........................................................     37.1
2004........................................................     26.7
2005........................................................     21.3
2006........................................................     20.7
Remainder...................................................    141.1

     Total rental expense for short-term and long-term leases, excluding marine charters, amounted to approximately $34 million in 2001, $26 million in 2000, and $27 million in 1999. Total marine charter expense was $32 million in 2001, $34 million in 2000 and $37 million in 1999. In addition, the Company leases tugs and barges for its Hawaii operations under capital leases (see Note F) whereby the Company pays operating costs, such as personnel, repairs, maintenance and drydocking costs, which amounted to approximately $8 million in 2001. The Company also enters into various short-term charters for vessels to transport refined products from the Company's refineries and terminals and to deliver products to customers.

  Other Commitments

     In the normal course of business, the Company has long-term commitments to purchase services, such as electricity, water, oxygen and sulfuric acid for use by certain of its refineries. The minimum annual payments under these contracts are estimated to total $11.6 million in 2002, $12.2 million in 2003, $12.2 million in 2004, $3.4 million in 2005, and $3.0 million in 2006. The remaining minimum commitment totals approximately $31.1 million over 10 years.

  Environmental and Other Matters

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

                          TESORO PETROLEUM CORPORATION

     In connection with the acquisition of the Hawaii refinery in 1998, affiliates of BHP and the Company executed a separate environmental agreement, whereby the BHP affiliates indemnified the Company for environmental costs arising out of conditions which existed at or prior to closing. This indemnification, which is in effect until 2008, is subject to a maximum limit of $9.5 million ($4.4 million remaining as of December 31, 2001). Under the environmental agreement, the first $5.0 million of these liabilities was the responsibility of the BHP affiliates and the next $6.0 million will be shared on the basis of 75% by the BHP affiliates and 25% by the Company. Certain environmental claims arising out of prior operations will not be subject to the $9.5 million limit or the ten-year time limit. The indemnity obligation of the BHP affiliates is guaranteed by BHP.

     Under the agreement related to the acquisition of the Washington refinery in 1998, an affiliate of Shell generally agreed to indemnify the Company for environmental liabilities at the Washington refinery arising out of conditions which existed at or prior to the closing date and identified by the Company prior to August 1, 2001. The Company did not identify any environmental liabilities prior to August 1, 2001 subject to the indemnity.

     The Company is also involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At December 31, 2001, the Company's accruals for environmental expenses totaled $38 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

     The Company continues to evaluate certain new revisions to the Clean Air Act regulations which will require a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, the Company expects to make capital improvements of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

     The EPA has also announced new standards that will require a reduction in sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. The Company expects to spend approximately $35 million in capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

     The Company expects to spend approximately $35 million in the aggregate in capital improvements at its refineries over the next four years to comply with the second phase of Maximum Achievable Control Technologies for petroleum refineries ("Refinery MACT II") which was signed into law in January 2001. Management expects that the Refinery MACT II regulations will require new emission controls at certain processing units at several of the Company's refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

     In connection with the Mid-Continent Acquisition, the Company assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company estimates it will spend an aggregate of $18 million at the Mid-Continent refineries to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

     The Company anticipates it will make additional capital improvements of approximately $9 million in 2002 primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During 2001, the Company spent approximately $7 million on environmental capital projects.

                          TESORO PETROLEUM CORPORATION

     Conditions that require additional expenditures may transpire for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state, federal and local requirements. The Company cannot currently determine the amount of such future expenditures.

     See Note N for information related to special incentive compensation.

NOTE P -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTERS
                                             -----------------------------------------    TOTAL
                                              FIRST      SECOND     THIRD      FOURTH      YEAR
                                             --------   --------   --------   --------   --------
                                                    (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2001
  Revenues.................................  $1,227.3   $1,299.6   $1,412.0   $1,278.9   $5,217.8
  Segment Operating Profit (as originally
     reported).............................  $   55.5   $   68.0   $   90.0   $   45.8   $  259.3
  Less: General and administrative
     expenses..............................     (10.5)     (10.8)     (16.1)     (16.2)     (53.6)
       Other expenses......................      (1.5)      (1.6)      (2.0)      (1.9)      (7.0)
                                             --------   --------   --------   --------   --------
  Operating Income.........................  $   43.5   $   55.6   $   71.9   $   27.7   $  198.7
                                             ========   ========   ========   ========   ========
  Net Earnings.............................  $   21.7   $   29.5   $   32.8   $    4.0   $   88.0
  Net Earnings Per Share:
     Basic.................................  $   0.61   $   0.85   $   0.79   $   0.10   $   2.26
     Diluted...............................  $   0.52   $   0.70   $   0.79   $   0.10   $   2.10
2000
  Revenues.................................  $1,055.3   $1,218.2   $1,394.6   $1,436.3   $5,104.4
  Segment Operating Profit (as originally
     reported).............................  $   34.0   $   42.5   $   64.1   $   58.9   $  199.5
  Less: General and administrative
     expenses..............................      (8.7)      (8.9)     (11.4)     (11.3)     (40.3)
       Other expenses......................      (1.9)      (1.5)      (2.0)      (0.4)      (5.8)
                                             --------   --------   --------   --------   --------
  Operating Income.........................  $   23.4   $   32.1   $   50.7   $   47.2   $  153.4
                                             ========   ========   ========   ========   ========
  Net Earnings.............................  $    9.3   $   14.6   $   25.0   $   24.4   $   73.3
  Net Earnings Per Share:
     Basic.................................  $   0.20   $   0.37   $   0.71   $   0.69   $   1.96
     Diluted...............................  $   0.20   $   0.35   $   0.60   $   0.59   $   1.75

     The third and fourth quarters of 2001 include the results of operations of the Mid-Continent Acquisition since the dates of acquisition.

NOTE Q -- SUBSEQUENT EVENT

     The Company entered into a sale and purchase agreement with Ultramar Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002. The Company agreed to acquire the 168,000 barrel-per-day Golden Eagle refinery located in Martinez, California near the San Francisco Bay Area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets"). The transaction, which is subject to approval by the Federal Trade Commission and the offices of the Attorneys General of the States of California and Oregon as well as other customary conditions, is anticipated to close in April 2002. Under the terms of the Golden Eagle Agreement, the Company paid a $53.75 million earnest money deposit in February 2002. If the acquisition is not consummated by May 31, 2002 and the failure to close is a result of the Company's default (including default because of the Company's

                          TESORO PETROLEUM CORPORATION
failure to obtain adequate financing for the acquisition) under the sale and purchase agreement, the Company will forfeit its earnest money deposit.

     At closing, the Company will pay the seller a cash purchase price of $995 million, less the deposit plus the value of inventory at closing, currently estimated to be $130 million. The Company intends to finance the acquisition with a combination of debt (including an amendment to the senior secured credit facility) and public or private equity.

     In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition, the Company has agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. This includes, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for violations of environmental laws relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, the Company has also agreed to assume the seller's obligations pursuant to its settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties which the seller will retain.

     Following the closing of the pending acquisition of the Golden Eagle Assets, the Company also will assume and take assignment of certain of the seller's obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000. The seller has agreed to use commercially reasonable efforts to persuade Phillips Petroleum Company, as successor to Tosco Corporation ("Phillips"), to consent to this assignment. If the seller cannot obtain a consent from Phillips, the seller has agreed to provide the Company with a "back-to-back" indemnity that will indemnify the Company against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Phillips, less any legal or other enforcement costs the seller incurs. Therefore, the indemnification that the Company may be entitled to receive may not be sufficient to cover any losses or damages that are incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of our directors, executive officers, their ages and their position with Tesoro at February 1, 2002.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Bruce A. Smith............................  58    Chairman of the Board of Directors, President and
                                                  Chief Executive Officer
Steven H. Grapstein.......................  44    Vice Chairman of the Board of Directors
James F. Clingman, Jr. ...................  64    Director
William J. Johnson........................  67    Director
Raymond K. Mason, Sr. ....................  74    Director
A. Maurice Myers..........................  61    Director
Donald H. Schmude.........................  66    Director
Patrick J. Ward...........................  71    Director
Murray L. Weidenbaum......................  74    Director
William T. Van Kleef......................  50    Executive Vice President and Chief Operating
                                                  Officer
James C. Reed, Jr. .......................  57    Executive Vice President, General Counsel and
                                                  Secretary
Thomas E. Reardon.........................  55    Executive Vice President, Corporate Resources
Everett D. Lewis..........................  54    Senior Vice President, Planning and Risk Management
Gregory A. Wright.........................  52    Senior Vice President and Chief Financial Officer
Sharlene S. Fey...........................  46    Vice President and Controller
G. Scott Spendlove........................  38    Vice President, Finance
Sharon L. Layman..........................  48    Vice President and Treasurer
W. Eugene Burden..........................  53    President, Tesoro Alaska Company and Senior Vice
                                                    President and President, Northwest Region, Tesoro
                                                    Refining and Marketing Company
Faye W. Kurren............................  51    President, Tesoro Hawaii Corporation
Donald A. Nyberg..........................  50    President, Tesoro Marine Services, LLC
Jerry H. Mouser...........................  59    Executive Vice President, Commercial Marketing,
                                                  Tesoro Refining and Marketing Company
Stephen L. Wormington.....................  57    Executive Vice President, Supply and Distribution,
                                                  Tesoro Refining and Marketing Company
Richard M. Parry..........................  48    Senior Vice President, Retail, Tesoro Refining and
                                                    Marketing Company
Daniel J. Porter..........................  46    Senior Vice President and President, Northern Great
                                                    Plains Region, Tesoro Refining and Marketing
                                                    Company
James L. Taylor...........................  48    Senior Vice President, Manufacturing, Tesoro
                                                  Refining and Marketing Company
Rick D. Weyen.............................  43    Senior Vice President and President, Mountain
                                                  Region, Tesoro Refining and Marketing Company

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

     Bruce A. Smith has been Chairman of the Board of Directors, President and Chief Executive Officer of Tesoro since June 1996. He has been a director of Tesoro since July 1995. Mr. Smith was President and Chief Executive Officer of Tesoro from September 1995 to June 1996; Executive Vice President, Chief Financial Officer and Chief Operating Officer of Tesoro from July 1995 to September 1995; and Executive Vice President responsible for Exploration and Production and Chief Financial Officer of Tesoro from September 1993 to July 1995; and Vice President and Chief Financial Officer of Tesoro from September 1992 to September 1993.

     Steven H. Grapstein has been Chief Executive Officer of Kuo Investment Company and subsidiaries ("Kuo"), an international investment group, since January 1997. From September 1985 to January 1997, Mr. Grapstein was a Vice President of Kuo. He is also a director of several of the Kuo companies. Mr. Grapstein has been a Vice President of Oakville N.V., a Kuo subsidiary, since 1989.

     James F. Clingman, Jr. is President and Chief Operating Officer of H.E. Butt Grocery Company ("H-E-B"). He also serves on the grocery firm's Board of Directors. Mr. Clingman joined H-E-B in 1975 as a district manager and has held a number of management positions with increasing responsibility since then. He was elected to his current positions in 1996.

     William J. Johnson has been a petroleum consultant since 1994 and President, director and sole shareholder of JonLoc Inc., a private oil and gas company, since 1994. Mr. Johnson previously served as President, Chief Operating Officer and director of Apache Corporation, a publicly held, independent oil and gas company. Mr. Johnson is on the Board of Directors of Devon Energy Corporation, a publicly held company engaged in oil and gas exploration, development and production, and the acquisition of producing properties.

     Raymond K. Mason, Sr. served as Chairman of the Board of Directors of American Banks of Florida, Inc., from 1978 to 1998.

     A. Maurice Myers serves as President, Chairman and Chief Executive Officer of Waste Management Inc., Houston. He joined Waste Management in November 1999 after holding the same positions at Yellow Corporation since 1996. Earlier, he served as President and Chief Executive Officer of America West Airlines from January 1994 to 1996 and held executive positions at Aloha Airlines. Mr. Myers is on the Board of Directors of Waste Management, Inc. and Hawaiian Electric Industries.

     Donald H. Schmude has 36 years of experience in the energy industry with Texaco and Star Enterprise, a Texaco and Saudi Aramco joint venture. Prior to his retirement from Texaco in 1994, he was Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing Inc. in Houston, Texas and Los Angeles, California. He also served as Vice President of Texaco, Inc., Special Projects, in Anacortes, Washington, and held various refinery engineering, planning and marketing positions.

     Patrick J. Ward has 47 years of experience in international energy operations with Caltex Petroleum Corporation, a 50/50 joint venture of Chevron Corp. and Texaco, Inc., engaged in the business of refining and marketing. Prior to his retirement in 1995, he was Chairman, President and Chief Executive Officer of Caltex, positions he had held since 1990. Mr. Ward served on the Board of Directors of Caltex from 1989 to 1995.

     Murray L. Weidenbaum, an economist and educator, has been the Mallinckrodt Distinguished University Professor at Washington University in St. Louis, Missouri, since 1971. He was Chairman of the University's Center for the Study of American Business from 1975 to 2000, when its name was changed to the Weidenbaum Center on the Economy, Government, and Public Policy. He now serves as Honorary Chairman of the Center.

     William T. Van Kleef has been Executive Vice President and Chief Operating Officer since July 1998. He was named Executive Vice President in September 1996. He was elected Senior Vice President and Chief Financial Officer in September 1995. He joined Tesoro as Vice President and Treasurer in 1993.

     James C. Reed, Jr. has been Executive Vice President, General Counsel and Secretary since September 1995. He served as Senior Vice President, General Counsel and Secretary from June 1994 to September 1995 and Vice President, General Counsel and Secretary from October 1993 to June 1994. He was Vice President, Assistant General Counsel and Assistant Secretary from February 1990 to October 1993 and Assistant General Counsel from August 1982 to February 1990.

     Thomas E. Reardon has been Executive Vice President, Corporate Resources since November 1999. From May 1998 to November 1999, he served as Senior Vice President, Corporate Resources. From September 1995 to May 1998, he served as Vice President, Human Resources and Environmental and, before that, was Vice President, Human Resources and Environmental Services of Tesoro Petroleum Companies, Inc., a subsidiary of Tesoro, from October 1994 to September 1995. Prior to that time, he served as Vice President, Human Resources of Tesoro Petroleum Companies, Inc. from February 1990 to October 1994.

     Everett D. Lewis has been Senior Vice President, Planning and Risk Management since April 2001. He served as Senior Vice President of Strategic Projects from March 1999 to April 2001, and served as a senior consultant with EDL Associates from 1997 to 1999. Prior to that time, he was the Project Executive of Refining and Marketing at Transworld Oil from 1993 to 1996. He has more than 30 years of experience in the refining industry in refinery operations, international business and project development.

     Gregory A. Wright has been Senior Vice President and Chief Financial Officer since April 2001. He served as Vice President, Finance and Treasurer from May 1998 to April 2001. He was Vice President and Treasurer from September 1995 to May 1998. He also served as Vice President, Corporate Communications from February 1995 to September 1995. Prior to that time, he served as Vice President, Corporate Communications of Tesoro Petroleum Companies, Inc. from January 1995 to February 1995.

     Sharlene S. Fey has been Vice President and Controller since April 2001. She previously had served as Assistant Controller, Corporate of Tesoro Petroleum Companies, Inc. since 1994.

     G. Scott Spendlove has been Vice President, Finance, since January 2002. Prior to joining Tesoro, he served as Vice President, Corporate Planning and Investor Relations of Ultramar Diamond Shamrock Corp. from December 1999 to December 2001. From June 1998 to December 1999, Mr. Spendlove served as Director, Investor Relations; and from January 1997 to June 1998, as Manager, Corporate Finance of Ultramar Diamond Shamrock Corp.

     Sharon L. Layman has been Vice President and Treasurer since November 1999. Ms. Layman was Assistant Treasurer from February 1990 to November 1999.

     W. Eugene Burden was named Senior Vice President and President, Northwest Region of Tesoro Refining and Marketing Company in September 2001. He has also served as President of Tesoro Alaska Company, a subsidiary of Tesoro, since February 2001. He served as Senior Vice President, Government Relations of Tesoro Petroleum Companies, Inc. from September 1999 to February 2001. Prior to joining Tesoro, he was President of Burden & Associates, Inc., which provided consulting services to energy clients in the United States and foreign operations, from February 1996 to September 1999.

     Faye W. Kurren has been President of Tesoro Hawaii Corporation since May 1998. Prior to that, she was Vice President, Operations Planning, Supply and International Marketing of BHP Hawaii Inc. from March 1996 to May 1998. She served as Vice President, General Counsel of BHP Hawaii Inc. from February 1995 to March 1996.

     Donald A. Nyberg has been President of Tesoro Marine Services, LLC since November 1996. Mr. Nyberg was Vice President, Strategic Planning, of MAPCO Inc. from January 1996 to November 1996. He served as President and Chief Executive Officer of Marya Resources from August 1994 to January 1996.

     Jerry H. Mouser was named Executive Vice President, Commercial Marketing of Tesoro Refining and Marketing Company in April 2001. He previously served as Senior Vice President of New Business Ventures from June 2000 to July 2001. Prior to joining Tesoro, he was with KBC Advanced Technologies plc, Weybridge, England as President, Worldwide Sales and Marketing from 1997 to 2000; President, Americas from 1994 to 1996; and a director and a member of the Executive Committee from 1994 to 2000. Mr. Mouser has over 30 years experience in both operational and senior management assignments in the energy industry with companies such as E-Z Serve Inc., Enterprise Products Co. and Marathon Oil Co.

     Stephen L. Wormington has served as Executive Vice President, Supply and Distribution, of Tesoro Refining and Marketing Company since May 1998. Prior to that, he was President of Tesoro Alaska Company from September 1995 until May 1998. He was Vice President, Supply and Operations Coordination for Tesoro Alaska from April 1995 until September 1995. He joined Tesoro in January 1995 as General Manager, Strategic Projects.

     Richard M. Parry has been Vice President, Retail of Tesoro Refining and Marketing Company, a subsidiary of Tesoro, since June 1999. Mr. Parry was Vice President, Marketing & Sales of Tesoro Hawaii Corporation from May 1998 to June 1999. He served as Vice President, Marketing & Sales of BHP Hawaii Inc. from December 1997 to May 1998 and Vice President, Trading and Marketing, of BHP Hawaii Inc. from December 1994 to December 1997.

     Daniel J. Porter joined Tesoro as Senior Vice President and President of the Northern Great Plains Region of Tesoro Refining and Marketing Company in September 2001. Mr. Porter had more than 23 years of experience with BP. He has been Business Unit Leader of the North Dakota refinery since January 1999. He was the Downstream Business Consultant, BP Headquarters, London from January 1998 to January 1999 and Manager, BP Oil Europe Manufacturing, Supply & Distribution Strategy & Planning, Brussels, Belgium from March 1996 to January 1998.

     James L. Taylor joined Tesoro in July 2001 as Senior Vice President of Manufacturing of Tesoro Refining and Marketing Company. During 2000 and 2001, he served as General Manager, Worldwide Technical Services, of Criterion Catalysts and Technologies. Prior to that, Mr. Taylor was with KBC Advanced Technologies, as Job Controller from 1998 to 2000 and as Senior Consultant from 1997 to 1998. From 1996 to 1997, he was a consultant for Amoco Oil Company's refinery in Whiting, Indiana.

     Rick D. Weyen joined Tesoro as Senior Vice President and President of the Mountain Region of Tesoro Refining and Marketing Company in September 2001. Mr. Weyen has over 20 years of experience in the industry. He was Commercial Manager from 1999 to 2001 and Supply and Optimization Manager from 1995 to 1999 for BP at the Salt Lake City refinery. Prior to that, Mr. Weyen served as Operations Manager at the Salt Lake City refinery from 1992 to 1995.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10 percent of our voting stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock or other of our equity securities. Except as described below, we believe that during the fiscal year ended December 31, 2001, our directors, executive officers and holders of more than 10 percent of our voting stock complied with all Section 16(a) filing requirements. Steven H. Grapstein and Sharon L. Layman owned, directly or indirectly, 104,000 PIES(SM) and 680 PIES(SM), respectively. On July 1, 2001, our PIES(SM) automatically converted into shares of our common stock. Mr. Grapstein and Ms. Layman each failed to file a Form 4 upon the conversion of the PIES(SM) into shares of our common stock, but each subsequently reported such conversions on a Form 5 filed on February 13, 2002.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each member of the Board of Directors who is not an officer of Tesoro receives (i) a base retainer of $18,000 per year, (ii) an additional $2,000 for each meeting of the Board of Directors or any committee thereof attended in person, including committee meetings held on the same day as a meeting of the Board of Directors, and (iii) $1,000 for each telephone meeting in which the member participates. The non-executive Vice Chairman of the Board of Directors receives $25,000 per year for his service. In addition, the Chairmen of the Audit, Compensation, and Governance Committees each receives $5,000 per year for his service in such positions. We provide group life insurance benefits in the amount of $100,000 and accidental death and dismemberment insurance up to a maximum of $350,000 for each of the members of the Board of Directors who are not our employees. The premium for such insurance ranged from $178 to $2,064 for each of these directors during fiscal year 2001.

     One-half of each of the director's annual retainer is paid in our common stock on an annual basis. Within 30 days after the annual meeting of our stockholders at which the director is elected, we issue a number of shares equal to one-half of the annual retainer in effect on the date of such meeting divided by the average of the closing prices for our common stock, as reported on the NYSE composite tape, for the ten trading days prior to such annual meeting. For any person elected to be a director between annual meetings, we will issue a pro rata number of shares for the time they will serve as a director during such year. The shares of our common stock issued to the directors will be held by us and will not be sold, pledged or otherwise disposed of and the shares will not be delivered to the directors until the earliest of (i) the first anniversary date of the annual meeting which immediately preceded the issuance of such shares or (ii) the next succeeding annual meeting of the stockholders or (iii) the date on which the person ceases to be a director; provided that, in the case of clause (iii), if the person ceases to be a director for any reason other than death or disability, the number of shares delivered shall be reduced pro rata for the period of time from termination as a director to the first anniversary date of the immediately preceding annual meeting of the stockholders. The directors have full voting rights with respect to such shares of our common stock.

     We had previously established an unfunded Non-Employee Director Retirement Plan which provided eligible directors with retirement payments upon meeting certain age or other requirements. However, to more closely align director compensation with shareholders' interests, in March 1997, the Board of Directors elected to freeze the Director Retirement Plan and transfer accrued benefits of each participating director to an account for each director in the Tesoro Petroleum Corporation Board of Directors Deferred Phantom Stock Plan. After the amendment and transfer, only those retired directors or beneficiaries who had begun receiving benefits remained participants in the Director Retirement Plan. By participating in the Phantom Stock Plan, each director waives any and all rights under the Director Retirement Plan. Under the Phantom Stock Plan, each current and future non-employee director shall have credited to his account as of the last day of the year a yearly accrual equal to $7,250 (limited to 15 accruals, including previous accruals of retirement benefits under the Director Retirement Plan); and each participant who is serving as a chairman of a committee of the Board of Directors immediately prior to his termination as director and who has served at least three years as a director shall have an additional $5,000 credited to his account. The Phantom Stock Plan allows for pro rata calculations of the yearly accrual in the event a director serves for part of a year. In addition, a participating director may elect to defer any part or all of the cash portion of his annual director retainer into his account. Each transfer, accrual or deferral shall be credited quarterly to the participating director's account in units based upon the number of shares that could have been purchased with the dollars credited based upon the closing price of our common stock on the NYSE on the date the amount is credited. Dividends or other distributions accrue to the participating director's account. Participating directors are vested 100 percent at all times with respect to deferrals and, if applicable, the chairman fee portion of his account. Participating directors vest in the yearly accruals upon completion of three full years of service as a member of the Board. If a participating director voluntarily resigns or is removed from the Board prior to serving three years on the Board, he shall forfeit all amounts not vested. If a director dies, retires, or becomes disabled, he shall be 100 percent vested in his account without regard to services. Distributions from the Phantom Stock Plan shall be made in cash, based on the closing market price of our common stock on the NYSE on the business day immediately preceding the date on which the cash distribution is to be made, and such distributions shall be made in either a lump-sum distribution or in annual installments not exceeding ten years. Death, disability, retirement or cessation of status as a director of Tesoro constitute an event requiring a distribution. Upon the death of a participating director, the participating director's beneficiary will receive as soon as practicable the cash value of the participating director's account as of the date of death. At December 31, 2001, participating directors' accounts included the following units of phantom stock:
Mr. Clingman -- 529 units; Mr. Grapstein -- 8,512 units; Mr. Johnson -- 3,570 units; Mr. Mason -- 18,774 units; Mr. Myers -- 529 units; Mr. Schmude -- 3,135 units; Mr. Ward -- 5,570 units; and Mr. Weidenbaum -- 9,236 units.

     Under the Tesoro Petroleum Corporation Board of Directors Deferred Compensation Plan, a director electing to participate may defer between 20 percent and 100 percent of his total cash compensation for the ensuing year, which deferred fees are credited to an interest-bearing account maintained by us. Interest is applied to each quarter's deferral at the prime rate published in The Wall Street Journal on the last business day of such quarter plus two percentage points (6.75 percent at December 31, 2001). All payments under the Deferred Compensation Plan are our sole obligation. Upon the death of a participating director, the balance in his account under the Deferred Compensation Plan is paid to his beneficiary or beneficiaries in one lump sum. In the event of the disability, retirement or the removal or resignation prior to the death, disability or retirement of a participating director, the balance in his account will be paid to such director in ten equal annual installments. In the event of a change of control (as "change of control" is defined in the Deferred Compensation Plan), the balance in each participating director's account will be distributed to him as a lump sum within 30 days after the date of the change of control. We also have an agreement with Frost National Bank of San Antonio, Texas, under which the Tesoro Petroleum Corporation Board of Directors Deferred Compensation Trust was established for the sole purpose of creating a fund to provide for the payment of deferred compensation to participating directors under the Deferred Compensation Plan.

     Our 1995 Non-Employee Director Stock Option Plan provides for the grant to non-employee directors of automatic, non-discretionary stock options, at an exercise price equal to the fair market value of our common stock as of the date of grant. Under the 1995 Plan, each person serving as a non-employee director on February 23, 1995, or elected thereafter, initially receives an option to purchase 5,000 shares of our common stock. Thereafter, each non-employee director, while the 1995 Plan is in effect and shares are available to grant, is granted an option to purchase shares of our common stock (amounting to 1,000 shares prior to March 2000 and 3,000 shares thereafter) on the next day after each annual meeting of our stockholders but not later than June 1, if no annual meeting is held. All options under the 1995 Plan become exercisable six months after the date of grant. The 1995 Plan will terminate as to the issuance of stock options in February 2005. Under the 1995 Plan, two directors received individual grants of 5,000 shares each with an exercise price of $11.260 per share on August 1, 2001 upon their election to the Board and six directors received individual grants of 3,000 shares each with an exercise price of $15.180 per share on May 24, 2001. At February 1, 2002, we had 111,000 options outstanding and 16,000 shares available for future grants under the 1995 Plan.

SUMMARY OF EXECUTIVE COMPENSATION

     The following table contains information concerning the annual and long-term compensation for services in all capacities to us for fiscal years ended December 31, 2001, 2000 and 1999, of those persons who were on December 31, 2001, (i) the Chief Executive Officer and (ii) our other four most highly compensated officers (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                             ---------------------------------------
                                                                                       AWARDS
                                            ANNUAL COMPENSATION              --------------------------
                                  ----------------------------------------                  SECURITIES     PAYOUTS
                                                            OTHER ANNUAL     RESTRICTED     UNDERLYING    ----------
NAME AND PRINCIPAL                                          COMPENSATION        STOCK      OPTIONS/SARS      LTIP
POSITION                   YEAR   SALARY($)    BONUS($)        ($)(A)        AWARD(S)($)      (#)(B)      PAYOUTS($)
------------------         ----   ---------   ----------   ---------------   -----------   ------------   ----------
Bruce A. Smith...........  2001   $772,962    $1,180,000        $ --            $  --             --         $ --
 Chairman of the Board of  2000    770,000     1,085,700          --               --        300,000           --
 Directors, President and  1999    708,077       850,000          --               --        300,000           --
 Chief Executive Officer
William T. Van Kleef.....  2001   $471,808    $  675,000        $ --            $  --             --         $ --
 Executive Vice President  2000    470,000       574,340          --               --        180,000           --
 and Chief Operating       1999    452,308       460,000          --               --        180,000           --
 Officer
James C. Reed, Jr. ......  2001   $401,539    $  450,000        $ --            $  --             --         $ --
 Executive Vice
   President,              2000    400,000       376,000          --               --         85,000           --
 General Counsel and       1999    355,769       300,000          --               --         85,000           --
 Secretary
Stephen L. Wormington....  2001   $326,018    $  333,000        $ --            $  --             --         $ --
 Executive Vice
   President,              2000    312,272       350,000          --               --         50,000           --
 Supply and Distribution,  1999    300,262       223,200          --               --         48,000           --
 Tesoro Refining and
 Marketing Company
Thomas E. Reardon........  2001   $301,154    $  275,000        $ --            $  --             --         $ --
 Executive Vice
   President,              2000    277,885       253,800          --               --         60,000           --
 Corporate Resources       1999    239,616       190,000          --               --         60,000           --


NAME AND PRINCIPAL            ALL OTHER
POSITION                   COMPENSATION(C)
------------------         ---------------
Bruce A. Smith...........    $2,988,427
 Chairman of the Board of     1,042,050
 Directors, President and     1,526,219
 Chief Executive Officer
William T. Van Kleef.....    $1,188,517
 Executive Vice President       618,329
 and Chief Operating            717,127
 Officer
James C. Reed, Jr. ......    $1,138,016
 Executive Vice
   President,                   159,070
 General Counsel and            962,956
 Secretary
Stephen L. Wormington....    $   10,200
 Executive Vice
   President,                    10,200
 Supply and Distribution,         9,600
 Tesoro Refining and
 Marketing Company
Thomas E. Reardon........    $  418,008
 Executive Vice
   President,                   311,257
 Corporate Resources            561,437

---------------

(a) We made no payments to the named executive officers that are reportable as Other Annual Compensation. The aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officers for all periods shown.

(b) Amounts represent traditional stock options granted to each named executive officer.

(c) All Other Compensation for 2001 includes amounts we contributed and earnings on the executive officers' accounts in a supplemental retirement plan, the Funded Executive Security Plan (see "Retirement Benefits" on page
     88) of $2,978,227, $1,178,317, $1,127,816 and $407,808 for Mr. Smith, Mr.
     Van Kleef, Mr. Reed and Mr. Reardon, respectively, and amounts contributed to our Thrift Plan of $10,200 for each of the named executive officers. All Other Compensation for 2000 includes amounts contributed by us and earnings on the executive officers' accounts to the Funded Executive Security Plan of $1,031,850, $608,129, $148,870 and $301,057 for Mr. Smith, Mr. Van
     Kleef, Mr. Reed and Mr. Reardon, respectively; and amounts contributed to our Thrift Plan of $10,200 for each of the named executive officers. All Other Compensation for 1999 includes amounts contributed by us and earnings on the executive officers' accounts in the Funded Executive Security Plan of $1,517,927, $707,527, $953,356 and $551,837 for Mr. Smith, Mr. Van
     Kleef, Mr. Reed and Mr. Reardon, respectively, and amounts contributed to our Thrift Plan of $8,292 for Mr. Smith and $9,600 for each of the other four named executive officers.

OPTION GRANTS IN 2001

     No stock options were granted to the named executive officers during the year ended December 31, 2001.

AGGREGATED OPTION/SAR EXERCISED IN 2001 AND OPTION/SAR VALUES AT DECEMBER 31,
2001

     The following table reflects the number of shares acquired by exercising options and the value received thereon by the named executive officers, the number of unexercised stock options remaining at year-end 2001 and the potential value thereof based on the year-end market price of our common stock of $13.109375 per share.

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                                                               OPTIONS/SARS AT              MONEY OPTIONS/SARS AT
                             SHARES                          DECEMBER 31, 2001(#)            DECEMBER 31, 2001($)
                           ACQUIRED ON       VALUE       ----------------------------    ----------------------------
NAME                       EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                       -----------    -----------    -----------    -------------    -----------    -------------
Bruce A. Smith...........    100,000      $1,121,097       952,425(a)      445,475(a)    $1,037,899       $732,414
William T. Van Kleef.....     22,000         198,105       444,815         266,505          286,716        439,449
James C. Reed, Jr. ......         --              --       256,395         118,465          390,619        207,517
Stephen L. Wormington....     40,000         279,850       241,335          72,445          174,928        121,803
Thomas E. Reardon........     16,000         159,360       181,300          84,500          239,094        146,483

---------------

(a) The number of exercisable options/SARs include 175,000 phantom stock options that were granted to Mr. Smith in 1997.

RETIREMENT BENEFITS

     We maintain a noncontributory qualified Retirement Plan that covers officers and other eligible employees. Benefits under the plan are payable on a straight life annuity basis and are based on the average monthly earnings and years of service of participating employees. Average monthly earnings used in calculating retirement benefits are primarily salary and bonus received by the participating employee during the 36 consecutive months that produce the highest average monthly rate of earnings out of the last 120 months of service.

     In addition, we maintain an unfunded executive security plan, the Amended Executive Security Plan ("Amended Plan"), for executive officers and other defined key personnel. The Amended Plan provides for a monthly retirement income payment during retirement equal to a percentage of a participant's Earnings. "Earnings" is defined under the Amended Plan to mean a participant's average monthly rate of total compensation, primarily salary and bonus earned, including performance bonuses and incentive compensation paid after December 1, 1993, in the form of stock awards of our common stock (excluding stock awards under the special incentive compensation strategy and contingent awards under the 1998 Performance Incentive Compensation Plan (the "1998 Performance Plan") for the 36 consecutive calendar months within the last ten-year period which produce the highest average monthly rate of compensation for the participant. The monthly retirement benefit percentage is defined as the sum of 4 percent of Earnings for each of the first ten years of employment, plus 2 percent of Earnings for each of the next ten years of employment, plus 1 percent of Earnings for each of the next ten years of employment. The maximum percentage is 70 percent. The Amended Plan provides for the payment by us of the difference, if any, between (a) the total retirement income payment calculated above and (b) the sum of retirement income payments from our Retirement Plan and Social Security benefits.

     We also maintain the Funded Executive Security Plan ("Funded Plan"), which covers selected persons approved by the Chief Executive Officer. Participants in the Funded Plan are also participants in the Amended Plan. The Funded Plan provides participants with substantially the same aftertax benefits as the Amended Plan. Advance payments are made to the extent a participant is expected to incur a pre-retirement tax liability as a result of his participation in the Funded Plan. The Funded Plan is funded separately for each participant on an actuarially determined basis through a bank trust whose primary asset is an insurance contract providing for a guaranteed rate of return for certain periods. Amounts payable to participants from the Funded Plan reduce amounts otherwise payable under the Amended Plan.

     The following table shows the estimated annual benefits payable upon retirement under our Retirement Plan, Amended Plan and the Funded Plan for employees in specified compensation and years of benefit service classifications without reference to any amount payable upon retirement under the Social Security law or any amount advanced before retirement. The estimated annual benefits shown are based upon the assumption that the plans continue in effect and that the participant receives payments for life. As of January 1, 2002, the federal tax law generally limits maximum annual retirement benefits payable by the Retirement Plan to any employee to $160,000, adjusted annually to reflect increases in the cost of living. However, since the Amended Plan and the Funded Plan are not qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), it is possible for certain retirees to receive annual benefits in excess of this statutory limitation.

HIGHEST AVERAGE                                  NUMBER OF YEARS OF BENEFIT SERVICE
ANNUAL RATE OF                      ------------------------------------------------------------
COMPENSATION                           10          15           20           25           30
---------------                     --------   ----------   ----------   ----------   ----------
$ 400,000.........................  $160,000   $  200,000   $  240,000   $  260,000   $  280,000
$ 500,000.........................  $200,000   $  250,000   $  300,000   $  325,000   $  350,000
$ 600,000.........................  $240,000   $  300,000   $  360,000   $  390,000   $  420,000
$ 700,000.........................  $280,000   $  350,000   $  420,000   $  455,000   $  490,000
$ 800,000.........................  $320,000   $  400,000   $  480,000   $  520,000   $  560,000
$ 900,000.........................  $360,000   $  450,000   $  540,000   $  585,000   $  630,000
$1,000,000........................  $400,000   $  500,000   $  600,000   $  650,000   $  700,000
$1,100,000........................  $440,000   $  550,000   $  660,000   $  715,000   $  770,000
$1,200,000........................  $480,000   $  600,000   $  720,000   $  780,000   $  840,000
$1,300,000........................  $520,000   $  650,000   $  780,000   $  845,000   $  910,000
$1,400,000........................  $560,000   $  700,000   $  840,000   $  910,000   $  980,000
$1,500,000........................  $600,000   $  750,000   $  900,000   $  975,000   $1,050,000
$1,600,000........................  $640,000   $  800,000   $  960,000   $1,040,000   $1,120,000
$1,700,000........................  $680,000   $  850,000   $1,020,000   $1,105,000   $1,190,000
$1,800,000........................  $720,000   $  900,000   $1,080,000   $1,170,000   $1,260,000
$1,900,000........................  $760,000   $  950,000   $1,140,000   $1,235,000   $1,330,000
$2,000,000........................  $800,000   $1,000,000   $1,200,000   $1,300,000   $1,400,000

     The years of benefit service as of December 31, 2001, for the named executive officers were as follows: Mr. Smith, 9 years; Mr. Van Kleef, 8 years; Mr. Reed, 27 years; Mr. Wormington, 6 years; and Mr. Reardon, 21 years.

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

EMPLOYMENT CONTRACTS, MANAGEMENT STABILITY AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     Under an employment agreement dated November 1, 1997, as amended effective October 28, 1998, Mr. Smith is employed at an annual base salary of $770,000. Mr. Smith's employment agreement is for a term of three years and renews for an additional year on the first of November of each year, unless we terminate the agreement in accordance with its terms. Under separate employment agreements, also effective October 28, 1998, Mr. Van Kleef and Mr. Reed are employed at annual base salaries of $470,000 and $400,000, respectively. Messrs. Van Kleef's and Reed's employment agreements each have a term of two years and renew for an additional year on the twenty-third day of October of each year, unless we terminate the agreement in accordance with its terms. In addition to their base salaries, each of the employment agreements for the above executives provides that we shall establish an annual incentive compensation strategy for executive officers in which each executive shall be entitled to participate in a manner consistent with his position with us and the evaluations of his performance by the Board of Directors or any appropriate committee thereof. The target incentive bonus under the 2001 annual incentive compensation strategy was a percentage of the respective executive officer's annual base salary and was 75 percent for Mr. Smith, 70 percent for Mr. Van Kleef and 55 percent for Mr. Reed. Each of the employment agreements also provides that the executive will receive an annual amount ("flexible perquisite amount") to cover various business-related expenses such as dues for country, luncheon or social clubs; automobile expenses; and financial and tax planning expenses. The executive may elect at any time by written notice to us to receive in cash any of such flexible perquisite amount which has not been paid to or on behalf of the executive. The annual flexible perquisite amount is $30,000, $20,000 and $20,000 for Mr. Smith, Mr. Van Kleef and Mr. Reed, respectively. Each employment agreement also provides that we will pay initiation fees for social clubs and reimburse the executive for related tax expenses to the extent the Board of Directors, or a duly authorized committee thereof, determines such fees are reasonable and in our best interest.

     Each of the employment agreements with Mr. Smith, Mr. Van Kleef and Mr. Reed provides that in the event we should terminate such executive officer's employment without cause, if he should resign his employment for "good reason" (as "good reason" is defined in the employment agreements), or if we shall not have offered to such executive officer prior to the termination date of his employment agreement the opportunity to enter into a new employment agreement, with terms, in all respects, no less favorable to the executive than the terms of his current employment agreement, such executive will be paid a lump-sum payment equal to (i) three times (in the case of Mr. Smith) and two times (in the case of Messrs. Van Kleef and Reed) the sum of (a) his base salary at the then current rate and (b) the sum of the target bonuses under all of our incentive bonus plans applicable to such executive for the year in which the termination occurs and (ii) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of our incentive bonus plans applicable to such executive for the year in which the termination occurs prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination. Each executive shall also receive all unpaid bonuses for the year prior to the year in which the termination occurs and shall receive (i) for a period of two years continuing coverage and benefits comparable to all life, health and disability insurance plans which we from time to time make available to our management executives and their families, (ii) a lump-sum payment equal to two times the flexible perquisites amount, and (iii) two years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, of us applicable to such executive on the date of termination. All unvested stock options held by the executive on the date of the termination shall become immediately vested and all restrictions on "restricted stock" then held by the executive shall terminate, except for awards under the 1998 Performance Plan.

     Each employment agreement further provides that, in the event such executive officer's employment is involuntarily terminated within two years of a change of control or if the executive officer's employment is voluntarily terminated "for good reason," as defined in each of the employment agreements, within two years of a change of control, he shall be paid within ten days of such termination (i) a lump-sum payment equal to three times his base salary at the then current rate; (ii) a lump-sum payment equal to the sum of (a) three times the sum of the target bonuses under all of our incentive bonus plans applicable to such executive for the year in which the termination occurs or the year in which the change of control occurred, whichever is greater, and (b) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of our incentive bonus plans applicable to such executive for the year in which the termination occurs prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination; and (iii) a lump-sum payment equal to the amount of any accrued but unpaid bonuses. We (or our successor) shall also provide (i) for a period of three years continuing coverage and benefits comparable to all of our life, health and disability plans in effect at the time a change of control is deemed to have occurred; (ii) a lump-sum payment equal to three times the flexible perquisites amount; and (iii) three years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, applicable to such executive on the date of termination. A change in control shall be deemed to have occurred if (i) there shall be consummated (a) any consolidation or merger of us in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than a merger of us where a majority of the Board of Directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were our directors immediately prior to the merger or were elected as directors, or nominated for election as director, by a vote of at least two-thirds of the directors then still in office who were our directors immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of our assets, or (ii) our shareholders shall approve any plan or proposal for the liquidation or dissolution of us, or (iii) (A) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) other than us or one of our subsidiaries or any employee benefit plan sponsored by us or one of our subsidiaries, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of our securities representing 20 percent or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, and
(B) at any time during a period of two years thereafter, individuals who immediately prior to the beginning of such period constituted our Board of Directors shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination by the Board of Directors for election by our shareholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

     Each employment agreement further provides that if remuneration or benefits of any form paid to them by us or any trust funded by us during or after their employment with us are excess parachute payments as defined in Section 280G of the Code, and are subject to the 20 percent excise tax imposed by Section 4999 of the Code, we shall pay Mr. Smith, Mr. Van Kleef and Mr. Reed a bonus no later than seven days prior to the due date for the excise tax return in an amount equal to the excise tax payable as a result of the excess parachute payment and any additional federal income taxes (including any additional excise taxes) payable by them as a result of the bonus, assuming that they will be subject to federal income taxes at the highest individual marginal tax rate.

     We have separate Management Stability Agreements ("Stability Agreements") with Mr. Wormington and Mr. Reardon which are operative only in the event of our change of control. The Stability Agreements provide that, if either Mr. Wormington's or Mr. Reardon's employment is involuntarily terminated within two years of a change of control or if either Mr. Wormington or Mr. Reardon voluntarily terminates his employment "for good reason," as defined in the Stability Agreements, within two years of a change of control, he shall be paid within ten days of such termination (i) a lump-sum payment equal to two times his base salary at the then current rate and (ii) a lump-sum payment equal to the sum of (a) two times the sum of the target bonuses under all of our incentive bonus plans applicable to Mr. Wormington and Mr. Reardon, respectively, for the year in which the termination occurs or the year in which the change of control occurred, whichever is greater, and (b) if termination occurs in the fourth quarter of a calendar year, the sum of the target bonuses under all of our incentive bonus plans applicable to Mr. Wormington and Mr. Reardon, as applicable, for the year in which the termination occurs, prorated daily based on the number of days from the beginning of the calendar year in which the termination occurs to and including the date of termination. We (or our successor) shall also provide continuing coverage and benefits comparable to all of our life, health and disability plans for a period of 24 months from the date of termination and Mr. Wormington and Mr. Reardon would each receive two years additional service credit under the Amended Plan and the Funded Plan, or successors thereto, applicable to such executive on the date of termination. A change of control shall be deemed to have occurred if (i) there shall be consummated (a) any consolidation or merger of us in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than our merger where a majority of the Board of Directors of the surviving corporation are, and for a two-year period after the merger continue to be, persons who were our directors immediately prior to the merger or were elected as directors, or nominated for election as director, by a vote of at least two-thirds of the directors then still in office who were our directors immediately prior to the merger, or (b) any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all of our assets, or
(ii) our shareholders shall approve any plan or proposal for our liquidation or dissolution, or (iii) (A) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) other than us or one of our subsidiaries or any employee benefit plan sponsored by us or one of our subsidiaries, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange
Act) of our securities representing 20 percent or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, and (B) at any time during a period of one year thereafter, individuals who immediately prior to the beginning of such period constituted our Board of Directors shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination by the Board of Directors for election by our shareholders of each new director during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period, or (iv) there shall be, in the case of Mr. Wormington, (A) a direct or indirect sale of all or substantially all of the assets of our refining and marketing business, or (B) the sale of one of our subsidiaries (or affiliates) that conducts all or substantially all of our refining and marketing business, or (C) a merger, joint venture or other business combination involving our refining and marketing business, and as a result of such sale of assets, sale of stock, merger, joint venture or other business combination, we shall cease to have the power to elect a majority of the Board of Directors (or the other equivalent governing or managing body) of the entity which acquires, or otherwise controls or conducts our refining and marketing business.

     In order to participate in the 1998 Performance Plan, the parties to the employment agreements and management stability agreements described above are required to acknowledge that the rights and benefits under the 1998 Performance Plan shall not be deemed an "incentive bonus plan" or other bonus or compensation arrangement which shall be accelerated, multiplied or otherwise required to be provided or enhanced under the employment agreement or management stability agreement. The 1998 Performance Plan directly targets our performance to align with the ninetieth percentile historical stock-price growth rate for our peer group. In addition, the 1998 Performance Plan provides our employees with additional compensation, contingent upon achievement of the targeted objectives, thereby encouraging them to continue in our employ. The 1998 Performance Plan's targeted objectives are for the fair market value of our common stock to equal or exceed an average of $35 per share and $45 per share on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the $45 per share target is achieved.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the beneficial ownership of our common stock reported to us as of February 1, 2002, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options or stock awards) within the meaning of Rule 13d-3(d)(1) under the Exchange Act for each director and nominee, the Chief Executive Officer, our other four most highly compensated officers during 2001 and, as a group, such persons and other executive officers. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

                                                              BENEFICIAL OWNERSHIP OF COMMON
                                                                 STOCK ON FEBRUARY 1, 2002
                                                              -------------------------------
                                                                                  PERCENT OF
                                                                SHARES              CLASS
                                                              -----------        ------------
James F. Clingman, Jr. .....................................         472(a)         0.001
Steven H. Grapstein.........................................     973,635(a)(b)      2.348
William J. Johnson..........................................      17,335(a)         0.042
Raymond K. Mason, Sr. ......................................      36,763(a)         0.089
A. Maurice Myers............................................         472(a)         0.001
Donald H. Schmude...........................................      14,007(a)         0.034
Patrick J. Ward.............................................      24,335(a)(d)      0.059
Murray L. Weidenbaum........................................      20,335(a)         0.049
Bruce A. Smith..............................................     913,027(c)         2.162
William T. Van Kleef........................................     501,200(e)         1.197
James C. Reed, Jr. .........................................     318,102(f)         0.763
Thomas E. Reardon...........................................     187,048(h)         0.449
Stephen L. Wormington.......................................     245,361(g)         0.589
All directors and executive officers as a group (26
  individuals)..............................................   3,587,864(i)         8.201

---------------

(a)  The shares shown include 16,000; 14,000; 16,000; 12,000; 15,000; and 16,000 shares for Mr. Grapstein, Mr. Johnson, Mr. Mason, Mr. Schmude, Mr. Ward and Dr. Weidenbaum, respectively, which such directors had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter. The shares shown for each director also include 584 shares of restricted common stock as payment of one-half of each director's annual retainer for 2001 for each director listed above, except for Messrs. Clingman and Myers which include 472 such shares. Units of phantom stock payable in cash which have been credited to the directors under the Phantom Stock Plan and to Mr. Smith, Mr. Van Kleef and Mr. Reed under the 1998 Performance Plan are not included in the shares shown above.

(b) The shares shown include 950,300 shares of our common stock owned by Oakville N.V. Mr. Grapstein is an officer of Oakville N.V. As an officer, Mr. Grapstein shares voting and investment power with respect to such shares. In addition, the shares shown include 4,000 shares for which Mr. Grapstein disclaims beneficial ownership held in accounts for his minor children.

(c) The shares shown include 5,854 shares credited to Mr. Smith's account under our Thrift Plan and 777,425 shares which Mr. Smith had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter.

(d) The shares shown include 6,000 shares owned by P&L Family Partnership Ltd. which Mr. Ward and his spouse control through 90 percent ownership.

(e) The shares shown include 4,915 shares credited to Mr. Van Kleef's account under our Thrift Plan and 444,815 shares which Mr. Van Kleef had the right to acquire through the exercise of stock options or stock awards on February 1, 2002, or within 60 days thereafter.

(f) The shares shown include 2,654 shares credited to Mr. Reed's account under our Thrift Plan and 256,395 shares which Mr. Reed had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter.

(g) The shares shown include 4,026 shares credited to Mr. Wormington's account under our Thrift Plan and 241,355 shares which Mr. Wormington had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter.

(h) The shares shown include 3,764 shares credited to Mr. Reardon's account under our Thrift Plan and 181,300 shares which Mr. Reardon had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter. The shares shown also include 1,334 shares held in the name of Mr. Reardon's spouse for which he disclaims beneficial ownership.

(i) The shares shown include 37,775 shares credited to the accounts of executive officers and directors under our Thrift Plan and 2,305,397 shares which directors and executive officers had the right to acquire through the exercise of stock options on February 1, 2002, or within 60 days thereafter. The shares shown also include 680 shares held by an executive officer's child for which the executive officer disclaims beneficial ownership. The shares shown also include 726 shares held in the name of an executive officer's spouse and child, respectively, for which such executive officer disclaims beneficial ownership.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information from filings made with the Securities and Exchange Commission ("SEC") as to each person or group who on December 31, 2001 beneficially owned more than 5 percent of the outstanding shares of our common stock.

                                                                     AMOUNT AND NATURE OF
                                                                     BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF                                           -----------------------------------
BENEFICIAL OWNER                                              NUMBER OF SHARES   PERCENT OF CLASS
-------------------                                           ----------------   ----------------
Liberty Wanger Asset Management, L.P.(a)....................     2,261,700              5.5
  227 West Monroe Street, Suite 3000
  Chicago, IL 60606
Dimensional Fund Advisors Inc.(b)...........................     2,462,800              5.9
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Citigroup Inc.(c)...........................................     2,115,074              5.1
  399 Park Avenue
  New York, NY 10043
  Salomon Smith Barney Holdings Inc.
  388 Greenwich Street
  New York, NY 10013
Mellon Financial Corporation(d).............................     2,325,146              5.6
  c/o Mellon Financial Corporation
  One Mellon Center Pittsburg, PA 15258

---------------

(a) According to Amendment No. 6 to a Schedule 13G ("Amendment No. 5") jointly filed with the SEC, Liberty Wanger Asset Management, L.P. ("WAM") states that it is a Delaware limited partnership and an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940 ("Investment Advisers Act") and WAM Acquisition GP, Inc. ("WAM GP") states that it is a Delaware corporation and the General Partner of WAM. Amendment No. 6 indicates that the shares reported therein have been acquired on behalf of discretionary clients of WAM. According to Amendment No. 6, persons other than WAM and WAM GP are entitled to receive all dividends from, and proceeds from the sale of, those shares. According to Amendment No. 6, within the meaning of Rule 13d-3 of the Exchange Act, WAM and WAM GP beneficially own the shares shown in the table above and possess shared power to vote or to direct the vote and shared power to dispose or direct the disposition of these shares.

(b) According to an Amendment to a Schedule 13G (the "Amendment") filed with the SEC, Dimensional Fund Advisors Inc. ("Dimensional") states that it is a Delaware corporation and an investment adviser registered under the Investment Advisers Act. In the Amendment, Dimensional states that it furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In the Amendment, Dimensional states that in its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the 2,462,800 shares of common stock that are owned by the Funds. Dimensional states that these securities are owned by advisory clients, no one of which, to the knowledge of Dimensional, owns more than five percent of the class of securities. Dimensional disclaims beneficial ownership of such securities.

(c) According to Amendment No. 4 to a Schedule 13G ("Amendment No. 6") jointly filed with the SEC, Salomon Smith Barney Holdings Inc. ("SSB Holdings") states that it is a New York corporation and Citigroup Inc. states that it is a Delaware corporation. Citigroup Inc. is the sole stockholder of SSB Holdings. In Amendment No. 6, each of the reporting persons show that they have shared voting and dispositive power with respect to the securities reported, which include shares for which the reporting persons disclaim beneficial ownership.

(d) According to a Schedule 13G filed with the SEC, Mellon Financial Corporation states that the shares reported on the Schedule 13G are beneficially owned by the following direct or indirect subsidiaries of Mellon Financial Corporation: Boston Safe Deposit and Trust Company, Mellon Bank, N.A. (parent holding company of Founders Asset Management LLC, The Dreyfus Corporation, Mellon Equity Associates, LLP, Laurel Capital Advisors, LLP and Mellon Ventures, L.P.), Franklin Portfolio Associates LLC, Mellon Capital Management Corporation, Mellon Equity Associates, LLP, The Dreyfus Corporation (parent holding company of Dreyfus Investment Advisors, Inc., Dreyfus Service Corporation and Dreyfus Separate Accounts) and The Boston Company Asset Management, LLC. In the Schedule 13G, Mellon Financial Corporation also reports that the following legal entities are classified as parent holding companies: MBC Investments Corporation (parent holding company of Mellon Capital Management Corporation, Mellon UK Holdings, Mellon Ventures Fund Holding Corp. and Mellon Ventures II, L.P.), Mellon Financial Corporation and The Boston Company, Inc. (parent holding company of Boston Safe Deposit and Trust Company, Boston Safe Advisors, Inc., Franklin Portfolio Associates, LLC, TBCAM Holdings, LLC, The Boston Company Asset Management, LLC, Mellon Trust of California, Mellon Private Trust Company, National Association, Mellon Trust of New York, LLC and Mellon Trust of Washington). According to the Schedule 13G, Mellon Financial Corporation has sole voting power of 2,011,571 of the shares reported, sole dispositive power of 2,283,746 of the shares reported and shared dispositive power of 25,800 of the shares reported.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Tesoro Petroleum Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   50
Statements of Consolidated Operations -- Years Ended
  December 31, 2001, 2000 and 1999..........................   51
Consolidated Balance Sheets -- December 31, 2001 and 2000...   52
Statements of Consolidated Stockholders' Equity -- Years
  Ended December 31, 2001, 2000 and 1999....................   53
Statements of Consolidated Cash Flows -- Years Ended
  December 31, 2001, 2000 and 1999..........................   54
Notes to Consolidated Financial Statements..................   55

     2. FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            2.1          -- Stock Sale Agreement, dated March 18, 1998, among the
                            Company, BHP Hawaii Inc. and BHP Petroleum Pacific
                            Islands Inc. (incorporated by reference herein to Exhibit
                            2.1 to Registration Statement No. 333-51789).
            2.2          -- Stock Sale Agreement, dated May 1, 1998, among Shell
                            Refining Holding Company, Shell Anacortes Refining
                            Company and the Company (incorporated by reference herein
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998, File No. 1-3473).
            2.3          -- Stock Purchase Agreement, dated as of October 8, 1999,
                            but effective as of July 1, 1999 among the Company,
                            Tesoro Gas Resources Company, Inc., EEX Operating LLC and
                            EEX Corporation (incorporated by reference herein to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on January 3, 2000, File No. 1-3473).
            2.4          -- First Amendment to Stock Purchase Agreement dated
                            December 16, 1999, but effective as of October 8, 1999,
                            among the Company, Tesoro Gas Resources Company, Inc.,
                            EEX Operating LLC and EEX Corporation (incorporated by
                            reference herein to Exhibit 2.2 to the Company's Current
                            Report on Form 8-K filed on January 3, 2000, File No.
                            1-3473).
            2.5          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Grande LLC)
                            (incorporated by reference herein to Exhibit 2.3 to the
                            Company's Current Report on Form 8-K filed on January 3,
                            2000, File No. 1-3473).
            2.6          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Reserves
                            Company LLC) (incorporated by reference herein to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed on
                            January 3, 2000, File No. 1-3473).
            2.7          -- Purchase Agreement dated as of December 17, 1999 among
                            the Company, Tesoro Gas Resources Company, Inc. and EEX
                            Operating LLC (Membership Interests in Tesoro Southeast
                            LLC) (incorporated by reference herein to Exhibit 2.5 to
                            the Company's Current Report on Form 8-K filed on January
                            3, 2000, File No. 1-3473).
            2.8          -- Stock Purchase Agreement, dated as of November 19, 1999, by and between the Company and BG International Limited
                            (incorporated by reference herein to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on January 13,
                            2000, File No. 1-3473).
            2.9          -- Asset Purchase Agreement, dated July 16, 2001, by and
                            among the Company, BP Corporation North America Inc. and
                            Amoco Oil Company (incorporated by reference herein to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on September 21, 2001, File No. 1-3473).
           2.10          -- Asset Purchase Agreement, dated July 16, 2001, by and
                            among the Company, BP Corporation North America Inc. and
                            Amoco Oil Company (incorporated by reference herein to
                            Exhibit 2.2 to the Company's Current Report on Form 8-K
                            filed on September 21, 2001, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.11          -- Asset Purchase Agreement, dated July 16, 2001, by and
                            among the Company, BP Corporation North America Inc. and
                            BP Pipelines (North America) Inc. (incorporated by
                            reference herein to Exhibit 2.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, File No. 1-3473).
          *2.12          -- Sale and Purchase Agreement for Golden Eagle Refining and
                            Marketing Assets, dated February 4, 2002, by and among
                            Ultramar Inc. and Tesoro Refining and Marketing Company,
                            including First Amendment dated February 20, 2002 and
                            related Purchaser Parent Guaranty dated February 4, 2002.
                            Pursuant to Item 601(b)(2) of Regulation S-K, certain
                            schedules, exhibits and similar attachments to this Asset
                            Purchase Agreement have not been filed with this exhibit.
                            The schedules contain various items relating to the
                            assets acquired and the representations and warranties
                            made by the parties to the Asset Purchase Agreement. The
                            Company agrees to furnish supplementally any omitted
                            schedule, exhibit or similar attachment to the SEC upon
                            request.
            3.1          -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference herein to Exhibit 3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, File No. 1-3473).
            3.2          -- By-Laws of the Company, as amended through June 6, 1996
                            (incorporated by reference herein to Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996, File No. 1-3473).
            3.3          -- Amendment to Restated Certificate of Incorporation of the
                            Company adding a new Article IX limiting Directors'
                            Liability (incorporated by reference herein to Exhibit
                            3(b) to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1993, File No. 1-3473).
            3.4          -- Certificate of Designation Establishing a Series of $2.20
                            Cumulative Convertible Preferred Stock, dated as of
                            January 26, 1983 (incorporated by reference herein to
                            Exhibit 3(c) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1993, File No.
                            1-3473).
            3.5          -- Certificate of Designation Establishing a Series A
                            Participating Preferred Stock, dated as of December 16,
                            1985 (incorporated by reference herein to Exhibit 3(d) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.6          -- Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company
                            amending Article IV, Article V, Article VII and Article
                            VIII (incorporated by reference herein to Exhibit 3(e) to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1993, File No. 1-3473).
            3.7          -- Certificate of Amendment, dated as of August 3, 1998, to
                            Certificate of Incorporation of the Company, amending
                            Article IV, increasing the number of authorized shares of
                            Common Stock from 50,000,000 to 100,000,000 (incorporated
                            by reference herein to Exhibit 3.1 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998, File No. 1-3473).
            3.8          -- Certificate of Designation of 7.25% Mandatorily
                            Convertible Preferred Stock (incorporated by reference
                            herein to Exhibit 4.1 to the Company's Current Report on
                            Form 8-K filed on July 1, 1998, File No. 1-3473).
            4.1          -- Form of Coastwide Energy Services Inc. 8% Convertible
                            Subordinated Debenture (incorporated by reference herein
                            to Exhibit 4.3 to Post-Effective Amendment No. 1 to
                            Registration No. 333-00229).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            4.2          -- Debenture Assumption and Conversion Agreement dated as of
                            February 20, 1996, between the Company, Coastwide Energy
                            Services, Inc. and CNRG Acquisition Corp. (incorporated
                            by reference herein to Exhibit 4.4 to Post-Effective
                            Amendment No. 1 to Registration No. 333-00229).
            4.3          -- Form of Cancellation/Substitution Agreement by and
                            between the Company, Coastwide Energy Services, Inc. and
                            Optionee (incorporated by reference herein to Exhibit 4.6
                            to Post-Effective Amendment No. 1 to Registration No.
                            333-00229).
            4.4          -- Indenture, dated as of July 2, 1998, between Tesoro
                            Petroleum Corporation and U.S. Bank Trust National
                            Association, as Trustee (incorporated by reference herein
                            to Exhibit 4.4 to Registration Statement No. 333-59871).
            4.5          -- Form of 9% Senior Subordinated Notes due 2008 and 9%
                            Senior Subordinated Notes due 2008, Series B (filed as
                            part of Exhibit 4.4 hereof) (incorporated by reference
                            herein to Exhibit 4.5 to Registration Statement No.
                            333-59871).
            4.6          -- Deposit Agreement among the Company, The Bank of New York and the holders from time to time of depository receipts
                            executed and delivered thereunder (incorporated by
                            reference to Exhibit 4.2 to the Company's Current Report
                            on Form 8-K filed on July 1, 1998, File No. 1-3473).
            4.7          -- Form of depository receipt evidencing ownership of
                            Premium Income Equity Securities (filed as a part of
                            Exhibit 4.10 hereof) incorporated by reference herein to
                            Exhibit 4.9 to Registration Statement No. 333-59871).
            4.8          -- Indenture, dated as of November 6, 2001, between Tesoro
                            Petroleum Corporation and U.S. Bank Trust National
                            Association, as Trustee (incorporated by reference herein
                            to Exhibit 4.8 to Registration Statement No. 333-75056).
            4.9          -- Form of 9 5/8% Senior Subordinated Notes due 2008 and
                            9 5/8% Senior Subordinated Notes due 2008, Series B
                            (filed as part of Exhibit 4.8 hereof).
           4.10          -- Registration Rights Agreement, dated as of November 6,
                            2001, among Tesoro Petroleum Corporation, certain
                            subsidiary guarantors, Lehman Brothers Inc., ABN AMRO,
                            Incorporated, Bank of America Securities LLC, Banc One
                            Capital Markets, Inc., Credit Lyonnais Securities (USA),
                            Inc. and Scotia Capital (USA) Inc. (incorporated by
                            reference herein to Exhibit 4.10 to Registration
                            Statement No. 333-75056).
           10.1          -- $1,000,000,000 Credit Agreement (the "Credit Agreement"),
                            dated as of September 6, 2001, among the Company and
                            Lehman Brothers Inc. (arranger), Lehman Commercial Paper
                            Inc. (the syndication agent), Bank One, NA (the
                            administrative agent) and a syndicate of banks, financial
                            institutions and other entities. (incorporated by
                            reference to Exhibit 10.1 to Amendment No. 2 to the
                            Company's Current Report on Form 8-K filed on November 5,
                            2001, File No. 1-3473).
           10.2          -- Guarantee and Collateral Agreement, dated as of September
                            6, 2001, made by Tesoro Petroleum Corporation in favor of
                            Bank One, NA, as Administrative Agent (incorporated by
                            reference to Exhibit 10.2 to Amendment No. 2 to the
                            Company's Current Report on Form 8-K filed on November 5,
                            2001. File No. 1-3473).
           10.3          -- First Amendment, dated as of October 16, 2001, to the
                            Credit Agreement (incorporated by reference to Exhibit
                            10.3 to Amendment No. 2 to the Company's Current Report
                            on Form 8-K filed on November 5, 2001. File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          +10.4          -- The Company's Amended Executive Security Plan, as amended through November 13, 1989, and Funded Executive Security
                            Plan, as amended through February 28, 1990, for executive
                            officers and key personnel (incorporated by reference
                            herein to Exhibit 10(f) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended September 30, 1990,
                            File No. 1-3473).
          +10.5          -- Sixth Amendment to the Company's Amended Executive
                            Security Plan and Seventh Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            March 6, 1991 (incorporated by reference herein to
                            Exhibit 10(g) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended September 30, 1991, File No.
                            1-3473).
          +10.6          -- Seventh Amendment to the Company's Amended Executive
                            Security Plan and Eighth Amendment to the Company's
                            Funded Executive Security Plan, both dated effective
                            December 8, 1994 (incorporated by reference herein to
                            Exhibit 10(f) to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1994, File No.
                            1-3473).
          +10.7          -- Eighth Amendment to the Company's Amended Executive
                            Security Plan and Ninth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective June 6,
                            1996 (incorporated by reference herein to Exhibit 10.5 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.8          -- Ninth Amendment to the Company's Amended Executive
                            Security Plan and Tenth Amendment to the Company's Funded
                            Executive Security Plan, both dated effective October 1,
                            1998 (incorporated by reference herein to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
          +10.9          -- Amended and Restated Employment Agreement between the
                            Company and Bruce A. Smith dated November 1, 1997
                            (incorporated by reference therein to Exhibit 10.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).
         +10.10          -- First Amendment dated October 28, 1998 to Amended and
                            Restated Employment Agreement between the Company and
                            Bruce A. Smith dated November 1, 1997 (incorporated by
                            reference herein to Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, File No. 1-3473).
         +10.11          -- Amended and Restated Employment Agreement between the
                            Company and William T. Van Kleef dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.9 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998, File No. 1-3473).
         +10.12          -- Amended and Restated Employment Agreement between the
                            Company and James C. Reed, Jr. dated as of October 28,
                            1998 (incorporated by reference herein to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1998, File No. 1-3473).
         +10.13          -- Management Stability Agreement between the Company and
                            Thomas E. Reardon dated December 14, 1994 (incorporated
                            by reference herein to Exhibit 10(w) to Registration
                            Statement No. 333-00229).
         +10.14          -- Management Stability Agreement between the Company and
                            Faye W. Kurren dated March 15, 2000 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2000, File No. 1-3473).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.15          -- Management Stability Agreement between the Company and
                            Donald A. Nyberg dated December 12, 1996 (incorporated by
                            reference herein to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997, File No. 1-3473).
         +10.16          -- Management Stability Agreement between the Company and
                            Richard M. Parry dated March 15, 2000 (incorporated by
                            reference herein to Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended March 31, 2000, File No. 1-3473).
         +10.17          -- Management Stability Agreement between the Company and
                            Steve Wormington dated September 27, 1995 (incorporated
                            by reference herein to Exhibit 10.9 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1997, File No. 1-3473).
         +10.18          -- Management Stability Agreement between the Company and
                            Gregory A. Wright dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(p) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.19          -- Management Stability Agreement between the Company and
                            Sharon L. Layman dated December 14, 1994 (incorporated by
                            reference herein to Exhibit 10.14 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1999, File No. 1-3473).
         +10.20          -- Management Stability Agreement between the Company and W.
                            Eugene Burden dated February 11, 2001 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 2001, File No. 1-3473).
         +10.21          -- Management Stability Agreement between the Company and
                            Sharlene S. Fey dated April 8, 2001 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 2001, File No. 1-3473).
         +10.22          -- Management Stability Agreement between the Company and
                            Jerry H. Mouser dated April 8, 2001 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 2001, File No. 1-3473).
         +10.23          -- Management Stability Agreement between the Company and
                            Everett D. Lewis dated March 15, 2001 (incorporated by
                            reference herein to Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the fiscal quarter
                            ended June 30, 2001, File No. 1-3473).
         +10.24          -- Management Stability Agreement between the Company and
                            James L. Taylor dated July 27, 2001 (incorporated by
                            reference herein to Exhibit 10.24 to Registration
                            Statement No. 333-75056).
         +10.25          -- Management Stability Agreement between the Company and
                            Daniel J. Porter dated September 6, 2001 (incorporated by
                            reference herein to Exhibit 10.25 to Registration
                            Statement No. 333-75056).
         +10.26          -- Management Stability Agreement between the Company and
                            Rick D. Weyen dated September 6, 2001 (incorporated by
                            reference herein to Exhibit 10.26 to Registration
                            Statement No. 333-75056).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         +10.27          -- The Company's Amended Incentive Stock Plan of 1982, as
                            amended through February 24, 1988 (incorporated by
                            reference herein to Exhibit 10(t) to the Company's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1988, File No. 1-3473).
         +10.28          -- Resolution approved by the Company's stockholders on
                            April 30, 1992 extending the term of the Company's
                            Amended Incentive Stock Plan of 1982 to February 24, 1994
                            (incorporated by reference herein to Exhibit 10(o) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1992, File No. 1-3473).
         +10.29          -- Copy of the Company's Amended and Restated Executive
                            Long-Term Incentive Plan, as amended through May 25, 2000
                            (incorporated by reference herein to Exhibit 99.1 to the
                            Company's Registration Statement No. 333-39070 filed on
                            Form S-8).
         +10.30          -- Copy of the Company's 1998 Performance Incentive
                            Compensation Plan (incorporated by reference herein to
                            Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended September 30, 1998, File No.
                            1-3473).
         +10.31          -- Copy of the Company's Non-Employee Director Retirement
                            Plan dated December 8, 1994 (incorporated by reference
                            herein to Exhibit 10(t) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1994,
                            File No. 1-3473).
         +10.32          -- Copy of the Company's Board of Directors Deferred
                            Compensation Plan dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(u) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.33          -- Copy of the Company's Board of Directors Deferred
                            Compensation Trust dated February 23, 1995 (incorporated
                            by reference herein to Exhibit 10(v) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994, File No. 1-3473).
         +10.34          -- Copy of the Company's Board of Directors Deferred Phantom
                            Stock Plan (incorporated by reference herein to Exhibit
                            10 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1997, File No. 1-3473).
         +10.35          -- Phantom Stock Option Agreement between the Company and
                            Bruce A. Smith dated effective October 29, 1997
                            (incorporated by reference herein to Exhibit 10.20 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997, File No. 1-3473).
          10.36          -- Copy of Settlement Agreement dated effective January 19,
                            1993, between Tesoro Petroleum Corporation, Tesoro Alaska
                            Petroleum Company and the State of Alaska (incorporated
                            by reference herein to Exhibit 10(q) to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1992, File No. 1-3473).
          10.37          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference
                            herein to Exhibit B to the Company's Proxy Statement for
                            the Annual Meeting of Stockholders held on February 25,
                            1987, File No. 1-3473).
          *21.1          -- Subsidiaries of the Company.
          *23.1          -- Consent of Deloitte & Touche LLP.

---------------

 * Filed herewith.

+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

     Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

     Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Petroleum Corporation, 300 Concord Plaza Drive, San Antonio, Texas, 78216-6999.

(b) REPORTS ON FORM 8-K

     On October 24, 2001, a Current Report on Form 8-K was filed reporting under
Item 9, Regulation FD Disclosures, information related to a presentation concerning the 9 5/8% Senior Subordinated Notes. The presentation data was filed as an Exhibit under Item 7 of this Form 8-K.

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

     On November 5, 2001, an Amendment No. 2 to Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company completed the acquisition of the North Dakota-based, common-carrier crude oil pipeline and gathering system of BP p.l.c. Amended pro forma financial information was filed as an Exhibit under Item 7 of this Form 8-K/A. In addition, the new $1,000,000,000 Credit Agreement, Guarantee and Collateral Agreement and First Amendment to the Credit Agreement were filed as Exhibits under Item 7 of this Form 8-K/A.

     On November 26, 2001, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related certain supplemental financial and operational data being transmitted through the Company's website. The website data was filed as an Exhibit under Item 7 of this Form 8-K. On December 3, 2001, an Amendment No. 1 to Current Report on Form 8-K was filed restating in its entirety the Exhibit under Item 7 of this Form 8-K.

     On February 4, 2002, a Current Report on Form 8-K was filed reporting under
Item 5, Other Events, information (1) updating certain supplemental financial and operational data for both the fourth quarter and the year ended December 31, 2001 through the Company's website and (2) regarding a press release issued on January 30, 2002 announcing the Company's earnings for the fourth quarter and year ended December 31, 2001 and its capital spending plans for 2002. The website data and press release were filed as Exhibits under Item 7 of this Form 8-K.

     On February 5, 2002, a Current Report on Form 8-K was filed reporting under
Item 5, Other Events, information that the Company had entered into an asset purchase agreement relating to the purchase of the Golden Eagle Assets from Valero Energy Corporation. A Press Release issued on February 5, 2002 and presentation data related to a conference call and webcast were filed as Exhibits under Item 7 of this Form 8-K.

     On February 21, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had issued a press release containing its first quarter 2002 earnings update. The Press Release was filed as an Exhibit under Item 7 of this Form 8-K.

     On February 21, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had entered into an amendment to the asset purchase agreement relating to the purchase agreement for the Golden Eagle Assets. The Press Release announcing the amendment was filed as an Exhibit under Item 7 of this Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                            TESORO PETROLEUM CORPORATION

                                            By      /s/ BRUCE A. SMITH
                                             -----------------------------------
                                                       Bruce A. Smith
                                             Chairman of the Board of Directors,
                                                President and Chief Executive
                                                            Officer
Dated: February 21, 2002

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ BRUCE A. SMITH                    Chairman of the Board of            February 21, 2002
-----------------------------------------------------    Directors, Director, President
                   Bruce A. Smith                        and Chief Executive Officer
                                                         (Principal Executive Officer)

                /s/ GREGORY A. WRIGHT                  Senior Vice President and Chief     February 21, 2002
-----------------------------------------------------    Financial Officer (Principal
                  Gregory A. Wright                      Financial Officer)

                 /s/ SHARLENE S. FEY                   Vice President and Controller       February 21, 2002
-----------------------------------------------------    (Principal Accounting Officer)
                   Sharlene S. Fey

               /s/ STEVEN H. GRAPSTEIN                 Vice Chairman of the Board of       February 21, 2002
-----------------------------------------------------    Directors and Director
                 Steven H. Grapstein

             /s/ JAMES F. CLINGMAN, JR.                Director                            February 21, 2002
-----------------------------------------------------
               James F. Clingman, Jr.

               /s/ WILLIAM J. JOHNSON                  Director                            February 21, 2002
-----------------------------------------------------
                 William J. Johnson

              /s/ RAYMOND K. MASON, SR.                Director                            February 21, 2002
-----------------------------------------------------
                Raymond K. Mason, Sr.

                /s/ A. MAURICE MYERS                   Director                            February 21, 2002
-----------------------------------------------------
                  A. Maurice Myers

                /s/ DONALD H. SCHMUDE                  Director                            February 21, 2002
-----------------------------------------------------
                  Donald H. Schmude

                 /s/ PATRICK J. WARD                   Director                            February 21, 2002
-----------------------------------------------------
                   Patrick J. Ward

              /s/ MURRAY L. WEIDENBAUM                 Director                            February 21, 2002
-----------------------------------------------------
                Murray L. Weidenbaum

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         *2.12           -- Sale and Purchase Agreement for Golden Eagle Refining and
                            Marketing Assets, dated February 4, 2002, by and among
                            Ultramar Inc. and Tesoro Refining and Marketing Company,
                            including First Amendment dated February 20, 2002 and
                            related Purchaser Parent Guaranty dated February 4, 2002.
                            Pursuant to Item 601(b)(2) of Regulation S-K, certain
                            schedules, exhibits and similar attachments to this Asset
                            Purchase Agreement have not been filed with this exhibit.
                            The schedules contain various items relating to the
                            assets acquired and the representations and warranties
                            made by the parties to the Asset Purchase Agreement. The
                            Company agrees to furnish supplementally any omitted
                            schedule, exhibit or similar attachment to the SEC upon
                            request.
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Deloitte & Touche LLP.