Form 10-Q
period 2002-03-31
TESORO PETROLEUM CORP /NEW/
filed 2002-05-15
CIK 50104

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes [X]  No [ ]

                                   ----------


         There were 64,595,323 shares of the registrant's Common Stock outstanding at May 1, 2002.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...................     3

             Condensed Statements of Consolidated Operations - Three Months Ended
             March 31, 2002 and 2001........................................................................     4

             Condensed Statements of Consolidated Cash Flows - Three Months Ended
             March 31, 2002 and 2001........................................................................     5

             Notes to Condensed Consolidated Financial Statements...........................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations..................................................................................    15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................    28


PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds......................................................    30

    Item 6.  Exhibits and Reports on Form 8-K...............................................................    30


SIGNATURES..................................................................................................    32

EXHIBIT INDEX...............................................................................................    33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                  March 31,        December 31,
                                                                                    2002               2001
                                                                                -------------      -------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..............................................     $         0.2      $        51.9
   Receivables, less allowance for doubtful accounts ......................             434.7              384.9
   Inventories ............................................................             418.6              431.8
   Prepayments and other ..................................................              14.9                9.4
                                                                                -------------      -------------
     Total Current Assets .................................................             868.4              878.0
                                                                                -------------      -------------
PROPERTY, PLANT AND EQUIPMENT
   Refining ...............................................................           1,555.9            1,522.0
   Retail .................................................................             238.8              228.8
   Marine Services ........................................................              55.1               54.0
   Corporate ..............................................................              53.2               47.9
                                                                                -------------      -------------
                                                                                      1,903.0            1,852.7
   Less accumulated depreciation and amortization .........................             346.8              330.4
                                                                                -------------      -------------
     Net Property, Plant and Equipment ....................................           1,556.2            1,522.3
                                                                                -------------      -------------
OTHER ASSETS
   Deposit and restricted funds ...........................................             300.0                 --
   Goodwill ...............................................................              95.2               95.2
   Acquired intangibles, net ..............................................              71.7               73.3
   Other, net .............................................................             107.1               93.5
                                                                                -------------      -------------
     Total Other Assets ...................................................             574.0              262.0
                                                                                -------------      -------------
        Total Assets ......................................................     $     2,998.6      $     2,662.3
                                                                                =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .......................................................     $       381.5      $       331.2
   Accrued liabilities ....................................................             150.5              172.9
   Current maturities of debt and other obligations .......................              34.0               34.4
                                                                                -------------      -------------
     Total Current Liabilities ............................................             566.0              538.5
                                                                                -------------      -------------
DEFERRED INCOME TAXES .....................................................             148.5              136.9
                                                                                -------------      -------------
OTHER LIABILITIES .........................................................             118.7              117.4
                                                                                -------------      -------------
DEBT AND OTHER OBLIGATIONS ................................................           1,217.4            1,112.5
                                                                                -------------      -------------
COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     66,372,575 shares issued (43,371,825 in 2001) ........................              11.0                7.2
   Additional paid-in capital .............................................             689.5              448.4
   Retained earnings ......................................................             266.3              321.9
   Treasury stock, 1,827,564 common shares (1,958,147 in 2001), at cost ...             (18.8)             (20.5)
                                                                                -------------      -------------
     Total Stockholders' Equity ...........................................             948.0              757.0
                                                                                -------------      -------------
        Total Liabilities and Stockholders' Equity ........................     $     2,998.6      $     2,662.3
                                                                                =============      =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)



                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   2002             2001
                                                               -------------    -------------
REVENUES ...................................................   $     1,243.2    $     1,227.3

COSTS AND EXPENSES
  Costs of sales and operating expenses ....................         1,247.8          1,148.3
  Selling, general and administrative expenses .............            38.5             23.5
  Depreciation and amortization ............................            20.1             12.0
                                                               -------------    -------------
OPERATING INCOME (LOSS) ....................................           (63.2)            43.5

Interest and financing costs, net of capitalized interest ..           (30.3)            (7.5)
Interest income ............................................             0.7              0.3
                                                               -------------    -------------
EARNINGS (LOSS) BEFORE INCOME TAXES ........................           (92.8)            36.3
Income tax provision (benefit) .............................           (37.2)            14.6
                                                               -------------    -------------
NET EARNINGS (LOSS) ........................................           (55.6)            21.7
Preferred dividends ........................................              --              3.0
                                                               -------------    -------------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK .............   $       (55.6)   $        18.7
                                                               =============    =============
NET EARNINGS (LOSS) PER SHARE
  Basic ....................................................   $       (1.15)   $        0.61
                                                               =============    =============
  Diluted ..................................................   $       (1.15)   $        0.52
                                                               =============    =============
WEIGHTED AVERAGE COMMON SHARES
  Basic ....................................................            48.2             30.9
                                                               =============    =============
  Diluted ..................................................            48.2             41.8
                                                               =============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              ------------------------------
                                                                                  2002              2001
                                                                              -------------    -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net earnings (loss) ...................................................   $       (55.6)   $        21.7
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
       Depreciation and amortization ......................................            20.1             12.0
       Amortization of refinery turnarounds and other non-cash charges ....            16.9              5.3
       Deferred income taxes ..............................................            11.6              8.1
       Changes in operating assets and liabilities:
         Receivables ......................................................           (49.8)            17.4
         Inventories ......................................................            13.2              0.3
         Accounts payable and accrued liabilities .........................            21.9            (77.9)
         Other assets and liabilities .....................................           (26.2)            (5.6)
                                                                              -------------    -------------
           Net cash used in operating activities ..........................           (47.9)           (18.7)
                                                                              -------------    -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures ..................................................           (52.6)           (33.5)
    Deposit and restricted funds ..........................................          (300.0)              --
    Other .................................................................            (0.1)             0.7
                                                                              -------------    -------------
           Net cash used in investing activities ..........................          (352.7)           (32.8)
                                                                              -------------    -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net borrowings under revolving credit facilities ......................           115.0             42.0
    Proceeds from equity offering, net ....................................           244.9               --
    Repayments of debt ....................................................            (7.9)            (0.3)
    Payment of dividends on Preferred Stock ...............................              --             (3.0)
    Financing costs and other .............................................            (3.1)             0.2
                                                                              -------------    -------------
           Net cash from financing activities .............................           348.9             38.9
                                                                              -------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS .....................................           (51.7)           (12.6)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................            51.9             14.1
                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $         0.2    $         1.5
                                                                              =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid, net of capitalized interest ............................   $        25.1    $        14.2
                                                                              =============    =============
    Income taxes paid .....................................................   $          --    $         5.4
                                                                              =============    =============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The Consolidated Balance Sheet at December 31, 2001 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. Unless otherwise indicated, the Notes do not include amounts and disclosures related to the pending acquisition described in Note C. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE B - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are determined by dividing net earnings (loss) applicable to Common Stock by the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents produced anti-dilutive results for the three months ended March 31, 2002, and was not included in the dilutive calculation. For the three months ended March 31, 2001, the calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The Preferred Stock was converted into 10.35 million shares of Common Stock in July 2001. Earnings (loss) per share calculations are presented below (in millions except per share amounts):

                                                                          Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    -------------    -------------
BASIC:
  Numerator:
     Net earnings (loss) ........................................   $       (55.6)   $        21.7
     Less dividends on preferred stock ..........................              --              3.0
                                                                    -------------    -------------
     Net earnings (loss) applicable to common shares ............   $       (55.6)   $        18.7
                                                                    =============    =============
  Denominator:
     Weighted average common shares outstanding .................            48.2             30.9
                                                                    =============    =============
  Basic Earnings (Loss) Per Share ...............................   $       (1.15)   $        0.61
                                                                    =============    =============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                              2002             2001
                                                                         -------------    -------------
DILUTED:
  Numerator:
     Net earnings (loss) applicable to common shares .................   $       (55.6)   $        18.7
     Plus impact of assumed conversion of preferred stock ............              --              3.0
                                                                         -------------    -------------
       Total .........................................................   $       (55.6)   $        21.7
                                                                         =============    =============
  Denominator:
     Weighted average common shares outstanding ......................            48.2             30.9
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise of stock
         options (anti-dilutive in 2002) .............................             --               0.6
       Incremental dilutive shares from assumed conversion
         of preferred stock ..........................................             --              10.3
                                                                         -------------    -------------
       Total diluted shares ..........................................            48.2             41.8
                                                                         =============    =============
  Diluted Earnings (Loss) Per Share ..................................   $       (1.15)   $        0.52
                                                                         =============    =============

NOTE C - PENDING ACQUISITION

The Company entered into a sale and purchase agreement with Ultramar Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002 and May 3, 2002. The Company agreed to acquire the 168,000 barrel-per-day Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets"). Under the terms of the sale and purchase agreement, the Company paid a $53.75 million earnest money deposit in February 2002. The transaction has been approved by the Federal Trade Commission and the offices of the Attorneys General of the States of California and Oregon. The Company expects to close the acquisition on May 17, 2002, but in the event the acquisition is not consummated by May 31, 2002 and the failure to close is a result of the Company's default (including default because of the Company's failure to obtain adequate financing for the acquisition), the Company would forfeit its earnest money deposit. The deposit is included in noncurrent Other Assets - Deposit and Restricted Funds in the Condensed Consolidated Balance Sheet at March 31, 2002.

The purchase price for the Golden Eagle Assets, as amended, is $945 million, plus $130 million for feedstock and refined product inventories, subject to post-closing adjustments. The Company will issue to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million as part of the $945 million purchase price. The amount of debt that will be recorded on the balance sheet for the $150 million notes will reflect an appropriate discount rate. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which will be non-interest bearing for the first five years and carry a 7.5% interest rate for the remaining five-year period and (ii) a $50 million junior subordinated note, due July 2012, which will have no interest payment in year one, will include a 7.47% effective interest rate for the second through the fifth years, and will bear interest at 7.5% for years six through ten. The Company intends to further finance the pending acquisition with the proceeds of a recent common stock offering, a recent senior subordinated notes offering and additional borrowings under a proposed amendment to its senior secured credit facility (see Note D).

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition, the Company has agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. These include, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for violations of environmental laws relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, the Company has also agreed to assume the seller's obligations pursuant to its settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties which the seller will retain.

Following the closing of the pending acquisition of the Golden Eagle Assets, the Company also will assume and take assignment of certain of the seller's obligations and rights (including certain environmental and other indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery from Tosco Corporation ("Tosco") in 2000. The seller has agreed to use commercially reasonable efforts to persuade Tosco to consent to this assignment. If the seller cannot obtain a consent from Tosco, the seller has agreed to provide the Company with a "back-to-back" indemnity that will indemnify the Company against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Tosco, less any legal or other enforcement costs the seller incurs.

In addition, upon the closing of the pending acquisition of the Golden Eagle Assets, the Company expects to take assignment from the seller of two environmental insurance policies. The policies provide $140 million of coverage in excess of a $50 million environmental indemnity from Tosco. In the event the insurers do not consent to the assignment from the seller to the Company, the seller has agreed to have the Company named as an additional insured under both policies.

The Golden Eagle Assets will require substantial expenditures to address "clean fuels" requirements and other capital projects.

NOTE D - CAPITALIZATION

SENIOR SECURED CREDIT FACILITY

As of March 31, 2002, the Company's senior secured credit facility, as amended, the ("Senior Secured Credit Facility") consisted of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $175 million tranche A term loan and a six-year $450 million tranche B term loan. As of March 31, 2002, the Company had $115 million in borrowings and $3 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at March 31, 2002 was $57 million. On April 19, 2002, the Company exercised its right to increase the revolving credit facility from $175 million to $225 million.

The Senior Secured Credit Facility is guaranteed by substantially all of the Company's active domestic subsidiaries and is secured by substantially all of the Company's material present and future assets as well as all material present and future assets of the Company's domestic subsidiaries.

The Senior Secured Credit Facility requires the Company to maintain specified levels of interest and fixed charge coverage and sets limitations on the Company's debt-to-capital and leverage ratios. The Company did not meet the required ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four quarters ended March 31, 2002. However, the lenders have waived compliance with this requirement. See discussion below regarding the proposed amendment to the Senior Secured Credit Facility.

The Senior Secured Credit Facility also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's common stock and repurchase of shares of its common stock, not to exceed $15 million in any year.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Borrowing rates under the Senior Secured Credit Facility are based on a pricing grid. Borrowings bear interest at either a base rate (4.75% at March 31, 2002) or a eurodollar rate (ranging from 1.88% to 1.91% at March 31, 2002), plus an applicable margin. The applicable margin at March 31, 2002 for the tranche A term loan and the revolving credit facility was 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan was 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%.

To partially fund the pending acquisition of the Golden Eagle Assets, the Company will amend the Senior Secured Credit Facility which will substantially increase borrowing levels and modify covenants. Management believes the Company will be able to comply with the new covenants or will be able to obtain additional waivers if required.

EQUITY OFFERING

On March 6, 2002, the Company completed an underwritten public offering of 23 million shares of common stock. The net proceeds from the stock offering of $244.9 million, after deducting underwriting fees and offering expenses, will be used to partially fund the pending acquisition of the Golden Eagle Assets. At March 31, 2002, the net proceeds were held in a cash collateral account and included in noncurrent Other Assets - Deposit and Restricted Funds in the Condensed Consolidated Balance Sheet. If the Company does not close the acquisition of the Golden Eagle Assets, the net proceeds will be used to pay down term loans.

NOTES OFFERING

On April 9, 2002, the Company issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 ("2012 Notes") through a private offering eligible for Rule 144A. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. The Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625%. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature, and the 2012 Notes are guaranteed by substantially all of the Company's active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest are being held in escrow and will be used to partially fund the pending acquisition of the Golden Eagle Assets. If the Company does not close the acquisition of the Golden Eagle Assets, the proceeds and interest will be paid to the holders of the 2012 Notes.

OTHER

The Company has an effective universal shelf registration statement for debt or equity securities to be used for acquisitions or general corporate purposes. At March 31, 2002, the amount available under the shelf registration was approximately $85 million. The Company recently filed a second shelf registration statement for an additional $1 billion of debt or equity securities to be used for acquisitions, refinancing of existing indebtedness or general corporate purposes, which has not yet been declared effective.

NOTE E - OPERATING SEGMENTS

The Company's revenues are derived from three operating segments: (i) Refining,
(ii) Retail and (iii) Marine Services. Management has identified these segments for managing operations and investing activities and evaluates the performance of these segments and allocates resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales are primarily from Refining to Retail made at prevailing market rates. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating income.

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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




Segment information is as follows (in millions):

                                                                           Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    -------------    -------------
REVENUES
   Refining:
     Refined products ...........................................   $     1,086.3    $     1,093.3
     Crude oil resales and other ................................            91.4             59.8
   Retail:
     Fuel .......................................................           167.9             71.1
     Merchandise and other ......................................            22.8             13.3
   Marine Services ..............................................            26.4             46.4
   Intersegment Sales from Refining to Retail ...................          (151.6)           (56.6)
                                                                    -------------    -------------
       Total Revenues ...........................................   $     1,243.2    $     1,227.3
                                                                    =============    =============
SEGMENT OPERATING INCOME (LOSS)
   Refining .....................................................   $       (35.8)   $        50.8
   Retail .......................................................            (9.7)             2.0
   Marine Services ..............................................             0.4              2.7
                                                                    -------------    -------------
     Total Segment Operating Income (Loss) ......................           (45.1)            55.5
   Corporate and Unallocated Costs ..............................           (18.1)           (12.0)
                                                                    -------------    -------------
     Operating Income (Loss) ....................................           (63.2)            43.5
   Interest and Financing Costs, Net of Capitalized Interest ....           (30.3)            (7.5)
   Interest Income ..............................................             0.7              0.3
                                                                    -------------    -------------
     Earnings (Loss) Before Income Taxes ........................   $       (92.8)   $        36.3
                                                                    =============    =============

DEPRECIATION AND AMORTIZATION
   Refining .....................................................   $        15.3    $         7.9
   Retail .......................................................             3.4              2.8
   Marine Services ..............................................             0.7              0.7
   Corporate ....................................................             0.7              0.6
                                                                    -------------    -------------
       Total Depreciation and Amortization ......................   $        20.1    $        12.0
                                                                    =============    =============
CAPITAL EXPENDITURES
   Refining .....................................................   $        36.3    $        26.5
   Retail .......................................................            10.1              5.6
   Marine Services ..............................................             1.2              0.2
   Corporate ....................................................             5.0              1.2
                                                                    -------------    -------------
       Total Capital Expenditures ...............................   $        52.6    $        33.5
                                                                    =============    =============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with an operating segment. Corporate assets as of March 31, 2002 include the deposit and restricted funds of $300 million for the pending acquisition of the Golden Eagle Assets.


                                                       March 31,     December 31,
                                                         2002            2001
                                                     -------------   -------------
IDENTIFIABLE ASSETS
   Refining ......................................   $     2,181.9   $     2,164.9
   Retail ........................................           287.2           283.8
   Marine Services ...............................            60.6            62.0
   Corporate .....................................           468.9           151.6
                                                     -------------   -------------
       Total Assets ..............................   $     2,998.6   $     2,662.3
                                                     =============   =============

NOTE F - INVENTORIES

Components of inventories were as follows (in millions):

                                                       March 31,     December 31,
                                                         2002             2001
                                                     -------------   -------------
       Crude oil and refined products, at LIFO ...   $       383.5   $       398.4
       Fuel products, at FIFO ....................             3.5             2.1
       Merchandise and other .....................             8.1             7.9
       Materials and supplies ....................            23.5            23.4
                                                     -------------   -------------
           Total Inventories .....................   $       418.6   $       431.8
                                                     =============   =============

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. SFAS No. 142 requires that an impairment test related to the carrying values of existing goodwill be completed within the first six months of 2002. Impairment losses on existing goodwill, if any, would be recorded as the cumulative effect of a change in accounting principle upon adoption. The Company has not completed its initial impairment review, but believes that the carrying amount of its goodwill has not been impaired.

The following table adjusts reported net earnings and earnings per share to exclude goodwill amortization for the three months ended March 31, 2001 (in millions except per share amounts):


Reported net earnings..............................................    $  21.7
Goodwill amortization, net of income taxes.........................        0.6
                                                                       -------
Adjusted net earnings..............................................    $  22.3
                                                                       =======

Basic earnings per share:
   Reported basic earnings per share...............................    $  0.61
   Goodwill amortization, net of income taxes......................       0.02
                                                                       -------
   Adjusted basic earnings per share...............................    $  0.63
                                                                       =======

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Diluted earnings per share:
   Reported diluted earnings per share.............................    $  0.52
   Goodwill amortization, net of income taxes......................       0.01
                                                                       -------
   Adjusted diluted earnings per share.............................    $  0.53
                                                                       =======

The net carrying value of goodwill as of March 31, 2002 by operating segment is as follows (in millions):

Refining...........................................................    $  86.9
Retail.............................................................        5.9
Marine Services....................................................        2.4
                                                                       -------
       Total.......................................................    $  95.2
                                                                       =======

The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):


                                                   March 31, 2002                     December 31, 2001
                                       ------------------------------------   ------------------------------------
                                         Gross                      Net         Gross                       Net
                                        Carrying   Accumulated    Carrying     Carrying    Accumulated    Carrying
                                         Amount    Amortization    Value        Amount    Amortization     Value
                                       ----------  ------------  ----------   ----------  ------------  ----------
Refinery permits and plans .........   $     23.9   $      0.5   $     23.4   $     23.9   $      0.3   $     23.6
Jobber agreements ..................         23.5          0.7         22.8         23.5          0.4         23.1
Customer contracts .................         16.8          2.2         14.6         16.8          1.3         15.5
Refinery technology ................          3.7          0.1          3.6          3.7          0.1          3.6
Other intangibles ..................         10.0          2.7          7.3          9.9          2.4          7.5
                                       ----------   ----------   ----------   ----------   ----------   ----------
       Total .......................   $     77.9   $      6.2   $     71.7   $     77.8   $      4.5   $     73.3
                                       ==========   ==========   ==========   ==========   ==========   ==========

The weighted average lives of acquired intangible assets are as follows: refinery permits and plans - 27 years; jobber agreements - 20 years; customer contracts - 5 years; refinery technology - 28 years; and other intangible assets
- 13 years.

Amortization expense of acquired intangible assets other than goodwill amounted to $1.7 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. Estimated aggregate amortization expense for each of the next five years beginning January 1, 2002 is as follows: 2002 - $6.7 million; 2003 - $6.7 million; 2004 - $6.4 million; 2005 - $5.8 million; and 2006 - $4.9 million.

NOTE H - COMMITMENTS AND CONTINGENCIES


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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ENVIRONMENTAL

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, or install additional controls, or make other modifications or changes in use for certain emission sources.

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

The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At March 31, 2002, the Company's accruals for environmental expenses totaled approximately $37 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring reduction in the sulfur content in gasoline starting January 1, 2004. To meet this revised gasoline standard, the Company expects to make capital improvements of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. The Company expects to spend approximately $35 million in capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

The Company expects to spend approximately $35 million in the aggregate in capital improvements at its refineries over the next four years to comply with the second phase of the Maximum Achievable Control Technologies standard for petroleum refineries ("Refinery MACT II"), promulgated in April 2002. The Refinery MACT II regulations require new emission controls at certain processing units at several of the Company's refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the 2001 acquisition of the North Dakota and Utah refineries, the Company assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues, including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company currently estimates it will spend an aggregate of $7 million at the North Dakota and Utah refineries to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with or related to the consent decree.

The Company anticipates it will make additional environmental capital improvements of approximately $11 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the three months ended March 31, 2002, the Company spent approximately $1 million on environmental capital projects.

Conditions that require additional expenditures may transpire for various Company sites, including, but not limited to, the Company's refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


terminals, and for compliance with the Clean Air Act and other state, federal and local requirements. The Company cannot currently determine the amount of such future expenditures.

OTHER

In October 1998, the Company's Board of Directors unanimously approved the 1998 Performance Incentive Compensation Plan ("Performance Plan"), which would provide the Company's employees with additional compensation, contingent upon achievement of targeted objectives. Under the Performance Plan, targeted objectives are comprised of the fair market value of the Company's Common Stock equaling or exceeding an average of $35 per share ("First Performance Target") and $45 per share ("Second Performance Target") on any 20 consecutive trading days during a period commencing on October 1, 1998 and ending on the earlier of September 30, 2002, or the date on which the Second Performance Target is achieved. No costs will be recorded until the First Performance Target is reached.

NOTE I - NEW ACCOUNTING STANDARDS

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

SFAS NO. 144

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial condition or results of operations.

PROPOSED STATEMENT OF POSITION

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, the Company would be required to write off the unamortized carrying value of deferred major maintenance costs, primarily for refinery turnarounds, which totaled $59 million at March 31, 2002 and expense future costs as incurred. Deferred major maintenance costs are included in noncurrent Other Assets - Other in the Condensed Consolidated Balance Sheets, and the amortization of such costs are included in Costs of Sales and Operating Expenses in the Condensed Statements of Consolidated Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 27 FOR A DISCUSSION OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE STATEMENTS.

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

UNLESS OTHERWISE INDICATED, THE DISCLOSURES IN THIS SECTION DO NOT INCLUDE THE PENDING ACQUISITION OF THE GOLDEN EAGLE ASSETS DESCRIBED IN NOTE C OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 HEREOF.

STRATEGY

Our goal is to create value by: (i) maximizing our earnings, cash flows and return on capital by reducing costs, increasing efficiencies and optimizing existing assets and (ii) increasing our competitiveness by expanding our size and market presence through a combination of internal growth initiatives and selective acquisitions that are accretive to earnings and cash flows and provide significant operational synergies. We acquire and develop assets that we believe will provide us with a competitive advantage in connected markets which should lower our per barrel operating, transportation and distribution costs and provide market penetration with competitive prices. We consider connected markets to include markets that are connected to our refining operations by pipelines, trucks, railcars, vessels or other means of conveyance as well as markets that, while not physically connected, are joined by means of exchange supply agreements between participants in those markets.

We are also focused on improving profitability in our Refining segment by enhancing processing capabilities, strengthening our wholesale marketing activities and improving supply and transportation logistics. Our Retail segment operations are an important component of our corporate strategy as they provide a ratable offtake for our products at higher margins than products sold at wholesale. The Marine Services segment seeks to optimize existing operations through ongoing development of customer services and cost management. As part of this strategy, we continue to assess our existing asset base to maximize returns and financial flexibility through market diversification and related acquisitions. We are evaluating various strategic opportunities to capitalize on the value of the Marine Services assets, including a possible sale of all or a part of this business.

As a result of recent acquisitions and the pending Golden Eagle Assets acquisition, our total debt to capitalization ratio is projected to increase to a level which will prevent us from pursuing additional acquisitions until such time as our debt is significantly reduced. In connection with such proposed debt reductions, we are exploring divestitures of certain non-strategic retail and logistics assets.

PENDING ACQUISITION

We entered into a sale and purchase agreement with Ultramar Inc., a subsidiary of Valero Energy Corporation, on February 4, 2002, which was amended on February 20, 2002 and May 3, 2002. We agreed to acquire the 168,000-bpd Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets"). Under the terms of the sale and purchase agreement, we paid a $53.75 million earnest money deposit in February 2002. The transaction has been approved by the Federal Trade Commission and the offices of the Attorneys General of the States of California and Oregon. We expect to close the acquisition on May 17, 2002, but in the event the acquisition is not consummated by May 31, 2002 and the failure to close is a result of our default (including default because of our failure to obtain adequate financing for the acquisition), we would forfeit our earnest money deposit.

The purchase price for the Golden Eagle Assets, as amended, is $945 million, plus $130 million for feedstock and refined product inventories, subject to post-closing adjustments. We will issue to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million as part of the $945 million purchase price. The amount of debt that will be recorded on the balance sheet for the $150 million notes will reflect an appropriate discount rate. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which will be non-interest bearing for the first five years and carry a 7.5% interest rate for the remaining five-year period and (ii) a $50 million junior subordinated note, due July 2012, which will have no interest payment in year one, will include a 7.47% effective interest rate for the second through the fifth years, and will bear interest at 7.5% for years six through ten. We intend to further finance the acquisition with the proceeds of a recent common stock offering, a recent senior subordinated notes offering and additional borrowings under a proposed amendment to our senior secured credit facility.

In addition to paying the purchase price for the Golden Eagle Assets, upon the closing of the acquisition, we have agreed to assume a substantial portion of the seller's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of the Golden Eagle Assets. These include, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, we also have agreed to assume the seller's obligations pursuant to its settlement efforts with the Environmental Protection Agency concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller will retain.

Following the closing of the pending acquisition of the Golden Eagle Assets, we also will assume and take assignment of certain of the seller's obligations and rights (including certain environmental and other indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery from Tosco in 2000. The seller has agreed to use commercially reasonable efforts to persuade Tosco to consent to this assignment. If the seller cannot obtain a consent from Tosco, the seller has agreed to provide us with a "back-to-back" indemnity that will indemnify us against any liability for which the seller is entitled to recover under the corresponding indemnity. The seller's indemnity, however, is non-recourse to the seller and is limited to amounts the seller actually receives from Tosco, less any legal or other enforcement costs the seller incurs.

In addition, upon the closing of the pending acquisition of the Golden Eagle Assets, we expect to take assignment from the seller of two environmental insurance policies. The policies provide $140 million of coverage in excess of a $50 million environmental indemnity from Tosco. In the event the insurers do not consent to the assignment from the seller to us, the seller has agreed to have us named as an additional insured under both policies.

For further information regarding environmental expenditures, see "Environmental and Other", herein.

BUSINESS ENVIRONMENT

We operate in an environment where our results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the price of refined products can result in changes in refining margins as prices received for refined products may not keep pace with changes in feedstock costs. As part of our marketing program, we also purchase refined products for sale to customers, and fluctuations in price levels can result in changes in product sales margins. Prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. We use the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in our Refining and Retail segments. This method results in inventory carrying amounts that may be less than current values and costs of sales that more closely represent current costs.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

SUMMARY

Our net loss was $55.6 million ($1.15 net loss per basic share and diluted share) for the three months ended March 31, 2002 ("2002 Quarter") compared with net earnings of $21.7 million ($0.61 per basic share or $0.52 per diluted share) for the three months ended March 31, 2001 ("2001 Quarter"). The net loss for the 2002 Quarter was primarily a result of weak margins in each of our operating segments, scheduled downtime at our Washington refinery, unscheduled downtime at our Washington and Utah refineries, and financing and integration costs primarily associated with the pending acquisition of the Golden Eagle Assets. The financing and integration costs and unscheduled downtime incurred in the 2002 Quarter resulted in pretax charges of approximately $12 million or $0.15 per share.

A discussion and analysis of the factors contributing to our results of operations are presented below. The accompanying Condensed Consolidated Financial Statements and related Notes, together with the following information, are intended to provide investors with a reasonable basis for assessing our operations, but should not serve as the only criteria for predicting our future performance.

REFINING SEGMENT

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                   2002             2001
                                                               -------------    -------------
                                                                 (DOLLARS IN MILLIONS EXCEPT
                                                                     PER BARREL AMOUNTS)
REVENUES
   Refined products (a) ....................................   $     1,086.3    $     1,093.3
   Crude oil resales and other .............................            91.4             59.8
                                                               -------------    -------------
         Total Revenues ....................................   $     1,177.7    $     1,153.1
                                                               =============    =============

REFINING SEGMENT THROUGHPUT (thousand bpd)
   Pacific Northwest
      Washington ...........................................            84.8            114.2
      Alaska ...............................................            50.3             45.6
   Mid-Pacific
      Hawaii ...............................................            82.0             86.7
   Mid-Continent
      North Dakota .........................................            49.5               --
      Utah .................................................            47.1               --
                                                               -------------    -------------
         Total Refining Segment Throughput .................           313.7            246.5
                                                               =============    =============
GROSS REFINING MARGIN ($/throughput barrel)
   Pacific Northwest refineries ............................   $        3.45    $        8.04
   Mid-Pacific refinery ....................................   $        3.83    $        5.94
   Mid-Continent refineries ................................   $        3.04    $          --
         Total Refining Segment ............................   $        3.41    $        7.30

SEGMENT OPERATING INCOME (LOSS)
   Gross refining margins (after inventory changes) (b) ....   $       105.2    $       163.4
   Expenses (c) ............................................           125.7            104.7
   Depreciation and amortization (d) .......................            15.3              7.9
                                                               -------------    -------------
         Segment Operating Income (Loss) ...................   $       (35.8)   $        50.8
                                                               =============    =============

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                     -----------------------------
                                                         2002            2001
                                                     -------------   -------------
                                                      (DOLLARS IN MILLIONS EXCEPT
                                                           PER BARREL AMOUNTS)
PRODUCT SALES (thousand bpd) (a) (e)
   Gasoline and gasoline blendstocks .............           208.0           138.9
   Jet fuel ......................................            88.0            77.3
   Diesel fuel ...................................            95.5            55.4
   Heavy oils, residual products and other .......            59.4            60.4
                                                     -------------   -------------
         Total Product Sales .....................           450.9           332.0
                                                     =============   =============

PRODUCT SALES MARGIN ($/barrel) (e)
   Average sales price ...........................   $       26.77   $       36.57
   Average costs of sales ........................           24.16           31.12
                                                     -------------   -------------
         Gross Margin ............................   $        2.61   $        5.45
                                                     =============   =============

----------

(a) Includes intersegment sales to our Retail segment at prices which approximate market of $151.6 million and $56.6 million for the three months ended March 31, 2002 and 2001, respectively.

(b) Approximates total refining segment throughput times the gross refining margin, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Refined product inventories decreased by 1.4 million barrels and 0.5 million barrels during the 2002 Quarter and 2001 Quarter, respectively. Includes the effect of intersegment sales to the Retail segment at prices which approximate market.

(c) Includes manufacturing costs per throughput barrel of $3.25 and $3.44 for the three months ended March 31, 2002 and 2001, respectively. Manufacturing costs include the cost of internally produced fuel of $0.88 per barrel and $1.28 per barrel for the three months ended March 31, 2002 and 2001, respectively. Manufacturing costs included non-cash amortization of maintenance turnaround costs of $0.15 per barrel (aggregate $4.1 million) and $0.19 per barrel (aggregate $4.2 million) for the three months ended March 31, 2002 and 2001, respectively.

(d) Includes manufacturing depreciation per throughput barrel of approximately $0.37 and $0.26 for the three months ended March 31, 2002 and 2001, respectively.

(e) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Gross margins on total product sales included margins on sales of manufactured and purchased products and the effects of inventory changes.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001. The operating loss for the Refining segment was $35.8 million in the 2002 Quarter compared to operating income of $50.8 million for the 2001 Quarter. The operating loss was mainly driven by weaker refined product margins. Industry refining margins declined nearly 50% in our market areas compared to the margins in the 2001 Quarter. Low jet fuel and diesel fuel demand caused high inventory levels and rising crude costs put added pressure on refining margins. Our results for the 2002 Quarter include amounts from the Mid-Continent operations which we acquired in September 2001.

Our gross refining margin decreased 36% from the 2001 Quarter to $105.2 million in the 2002 Quarter reflecting lower refining margins at all of our refineries partly offset by increased volumes from the Mid-Continent operations. Refining throughput at the Pacific Northwest refineries declined from the 2001 Quarter reflecting the effect of the scheduled turnaround at the Washington refinery during the 2002 Quarter and lower product demand. Due to the scheduled downtime at the Washington refinery, we were not able to process a higher percentage of lower cost heavy crude oil, which represented 36% of refining throughput in the 2002 Quarter, compared with 56% in the 2001 Quarter. We estimate that our refining margins would have been $20 million higher had the Washington refinery been fully operational during the 70-day turnaround, during which the heavy oil conversion project was completed.

Revenues from sales of refined products decreased to $1,086.3 million in the 2002 Quarter, from $1,093.3 million in the 2001 Quarter, due to lower product prices substantially offset by increased sales volumes from the Mid-Continent refineries. Total product sales averaged 450,900 bpd in the 2002 Quarter, an increase of 36% from the 2001 Quarter, while average product prices dropped 27% to $26.77 per barrel. The increase in other revenues was primarily due to higher crude oil resales which totaled $90.5 million in the 2002

Quarter compared to $58.2 million in the 2001 Quarter. The increase in costs of sales was due to the increased throughput resulting from the Mid-Continent operations, largely offset by lower prices for feedstocks and product supply compared with the 2001 Quarter.

Expenses, excluding depreciation, increased by 20% to $125.7 million in the 2002 Quarter, primarily due to additional operating expenses of $34.6 million from the Mid-Continent operations. Excluding these new operations, expenses decreased 13% from the 2001 Quarter as a result of lower throughput for the Pacific Northwest and Mid-Pacific refineries. Depreciation and amortization increased to $15.3 million, primarily due to depreciation of $5.9 million from the Mid-Continent operations. During the 2002 Quarter, we also had unscheduled downtime at the Washington and Utah refineries resulting in expenses of approximately $2.7 million.

RETAIL SEGMENT

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -------------------------------
                                                              2002              2001
                                                          -------------     -------------
                                                            (DOLLARS IN MILLIONS EXCEPT
                                                                 PER GALLON AMOUNTS)
REVENUES
   Fuel ...............................................   $       167.9     $        71.1
   Merchandise and other ..............................            22.8              13.3
                                                          -------------     -------------
         Total Revenues ...............................   $       190.7     $        84.4
                                                          =============     =============

FUEL SALES (millions of gallons) ......................           172.5              61.2
FUEL MARGIN ($/gallon) ................................   $        0.09     $        0.24
MERCHANDISE MARGIN (in millions) ......................   $         5.7     $         4.0
MERCHANDISE MARGIN % ..................................              26%               31%
AVERAGE NUMBER OF STATIONS (during the period) ........             679               277

SEGMENT OPERATING INCOME (LOSS)
   Gross Margins
      Fuel (a) ........................................   $        16.3     $        14.5
      Merchandise and other non-fuel margin ...........             6.9               4.5
                                                          -------------     -------------
         Total gross margins ..........................            23.2              19.0
   Expenses ...........................................            29.5              14.2
   Depreciation and amortization ......................             3.4               2.8
                                                          -------------     -------------
         Segment Operating Income (Loss) ..............   $        (9.7)    $         2.0
                                                          =============     =============

----------
(a) Includes the effect of intersegment purchases from our Refining segment at prices which approximate market.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001. The operating loss for our Retail segment was $9.7 million in the 2002 Quarter, compared to operating income of $2.0 million in the 2001 Quarter. Total gross margins increased 22% to $23.2 million from $19.0 million during the 2002 Quarter reflecting increased sales volume, offset largely by lower fuel margins per gallon. Margins in the retail segment continued to be under strong competitive pressure during the 2002 Quarter leading to a decrease in fuel margin to $0.09 per gallon in the 2002 Quarter from $0.24 per gallon in the 2001 Quarter. Total gallons sold increased to 172.5 million, reflecting the increase in average station count. The average station count increased to 679 in the 2002 Quarter from 277 in the 2001 Quarter, primarily due to the Mid-Continent operations acquired in September 2001.

Revenues on fuel sales grew to $167.9 million in the 2002 Quarter, from $71.1 million in the 2001 Quarter, while merchandise and other revenues increased by 71% to $22.8 million. Merchandise margin, however, as a percent of sales decreased. With our increased number of stations, expenses increased to $29.5 million and depreciation increased to $3.4 million in the 2002 Quarter. Expenses on a per-gallon basis, however, decreased in the 2002 Quarter as compared to the 2001 Quarter.

MARINE SERVICES SEGMENT

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                     2002              2001
                                                 -------------    -------------
                                                      (DOLLARS IN MILLIONS)
Revenues
   Fuels .....................................   $        20.5    $        39.1
   Lubricants and other ......................             3.5              3.8
   Services ..................................             2.5              3.5
   Other income (loss) .......................            (0.1)
                                                 -------------    -------------
     Total Revenues ..........................            26.4             46.4
Costs of Sales ...............................            18.8             35.3
                                                 -------------    -------------
     Gross Profit ............................             7.6             11.1
Expenses .....................................             6.5              7.7
Depreciation and Amortization ................             0.7              0.7
                                                 -------------    -------------
   Segment Operating Income ..................   $         0.4    $         2.7
                                                 =============    =============

Sales Volumes (millions of gallons)
   Fuels, primarily diesel ...................            31.6             42.3
   Lubricants ................................             0.5              0.5


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001. Marine Services operating income decreased by $2.3 million during the 2002 Quarter from the 2001 Quarter. Lower sales volumes and service revenues contributed to this decrease. The Marine Services segment is largely dependent on the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The significant decline in industry drilling activity negatively impacted our Marine Services sales and operating income during the 2002 Quarter.

Revenues decreased $20.0 million during 2001 reflecting lower fuel sales prices and fuel volumes. The decrease in costs of sales during the 2002 Quarter reflected the lower prices for fuel supply and lower volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $38.5 million during the 2002 Quarter increased from $23.5 million in the 2001 Quarter. This increase was partially due to higher expenses in the Refining and Retail segments associated with the Mid-Continent operations of $4 million and the acquisition of additional retail stations in the fourth quarter of 2001. Corporate expenses accounted for $6 million of the increase resulting from acquisition and integration costs in the 2002 Quarter, as well as higher employee costs and professional fees.

INTEREST AND FINANCING COSTS

Interest and financing costs, net of capitalized interest, were $30.3 million in the 2002 Quarter compared to $7.5 million in the 2001 Quarter. This increase was primarily due to the additional debt we incurred in 2001 related to the acquisition of the North Dakota and Utah refineries and costs of approximately $9 million related to bridge financing for the pending acquisition of the Golden Eagle Assets.

INCOME TAX PROVISION (BENEFIT)

The income tax benefit amounted to $37.2 million for the 2002 Quarter compared to the income tax provision of $14.6 million for the 2001 Quarter. The benefit reflected the pretax loss for the 2002 Quarter. The combined Federal and state effective income tax rate was approximately 40% in both the 2002 and 2001 Quarters.

CAPITAL RESOURCES AND LIQUIDITY

We operate in an environment where our liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. See "Forward-Looking Statements" on page 27 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our senior secured credit facility and other sources of capital, will be affected by these conditions.

OVERVIEW

Our primary sources of liquidity are cash flows from operations and borrowing availability under revolving lines of credit. We expect our capital requirements to include non-discretionary capital expenditures, working capital and debt service. We believe available capital resources will be adequate to meet our capital requirements for existing operations. We have an effective universal shelf registration statement for debt or equity securities to be used for acquisitions or general corporate purposes. At March 31, 2002, the amount available under the shelf registration was approximately $85 million. We recently filed a second shelf registration statement for an additional $1 billion of debt or equity securities to be used for acquisitions, refinancing of existing indebtedness or general corporate purposes, which has not yet been declared effective. Currently we have no plans to issue additional debt or equity securities.

CAPITALIZATION

Our capital structure at March 31, 2002 was comprised of the following (in millions):

      Debt and other obligations, including current maturities:
         Senior Secured Credit Facility - Revolver.........................................   $    115
         Senior Secured Credit Facility -- Term Loans......................................        617
         9-5/8% Senior Subordinated Notes due 2008.........................................        215
         9% Senior Subordinated Notes due 2008.............................................        298
         Other debt, primarily capital leases..............................................          6
                                                                                              --------
              Total debt and other obligations.............................................      1,251
      Common stockholders' equity..........................................................        948
                                                                                              --------
              Total Capitalization.........................................................   $  2,199
                                                                                              ========


At March 31, 2002, our debt to capitalization ratio was 57% compared with 60% at year-end 2001, primarily reflecting the public equity offering of 23 million shares of common stock offset by additional borrowings under the revolving credit facility. Subsequent to March 31, 2002, we issued $450 million aggregate principal amount of 9-5/8% senior subordinated notes (see below). Had these notes been outstanding as of March 31, 2002, our debt to capitalization ratio would have been 64%.

Our senior secured credit facility and senior subordinated notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities. Each of these obligations is guaranteed by substantially all of our active domestic subsidiaries.

The indentures relating to our senior subordinated notes contain covenants that limit, among other things, our ability to:

     o pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

     o    incur additional indebtedness and issue preferred stock;

     o    enter into asset sales;

     o    enter into transactions with affiliates;

     o    incur liens on assets to secure certain debt;

     o    engage in certain business activities; and

     o    engage in certain mergers or consolidations and transfers of assets.

The indentures limit our subsidiaries' ability to create restrictions on making certain payments and distributions. In addition, our senior secured credit facility contains other and more restrictive covenants, including the prohibition on making voluntary or optional prepayments of certain of our indebtedness. Under our senior secured credit facility, we are required to comply with specified financial covenants, including maintaining specified levels of consolidated leverage and interest and fixed charge coverages and limiting our debt to capital ratio. These financial ratios become more restrictive over the life of our senior secured credit facility. For further information on our capital structure, see Note D of Notes to Condensed Consolidated Financial Statements in Part I, Item I.

SENIOR SECURED CREDIT FACILITY

As of March 31, 2002, our senior secured credit facility, as amended, consisted of a five-year $175 million revolving credit facility (with a $90 million sublimit for letters of credit), a five-year $175 million tranche A term loan and a six-year $450 million tranche B term loan. As of March 31, 2002, we had $115 million in borrowings and $3 million in letters of credit outstanding under the revolving credit facility. Total unused credit available under the revolving credit facility at March 31, 2002 was $57 million. On April 19, 2002, we exercised our right to increase the revolving credit facility from $175 million to $225 million.

Our senior secured facility is guaranteed by substantially all of our active domestic subsidiaries and is secured by substantially all of our material present and future assets as well as all material present and future assets of our domestic subsidiaries.

The senior secured credit facility requires us to maintain specified levels of interest and fixed charge coverage and sets limitations on our debt-to-capital and leverage ratios. As a result of the poor operating results for the 2002 Quarter, we did not meet the required ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four quarters ended March 31, 2002. However, the lenders have waived compliance with this requirement. To partially fund the pending acquisition of the Golden Eagle Assets, we will amend the senior secured credit facility which will substantially increase borrowing levels and modify covenants. However, if we do not close on the pending acquisition of the Golden Eagle Assets and do not amend our senior secured credit facility, additional future waivers may be required if the poor margin environment that we have experienced during the first quarter and during the first half of the second quarter continues.

The senior secured credit facility also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on our common stock and repurchase of shares of our common stock, not to exceed $15 million in any year.

Borrowing rates under our senior secured credit facility are based on a pricing grid. Borrowings bear interest at either a base rate (4.75% at March 31, 2002) or a eurodollar rate (ranging from 1.88% to 1.91% at March 31, 2002), plus an applicable margin. The applicable margin at March 31, 2002 for the tranche A term loan and the revolving credit facility was 1.25% in the case of the base rate and 2.25% in the case of the eurodollar rate. The applicable margin for the tranche B term loan was 1.75% in the case of the base rate and 2.75% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. These margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of our consolidated total debt to consolidated EBITDA, as defined in our senior secured credit facility. In addition, at any time during which the senior secured credit facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin, other than in one instance with respect to the tranche B term loan, will be reduced by 0.125%. We are also charged various fees and expenses in connection with the senior secured credit facility, including commitment fees and various letter of credit fees.

PROPOSED AMENDMENT TO SENIOR SECURED CREDIT FACILITY

To partially fund the acquisition of the Golden Eagle Assets, scheduled to close on May 17, 2002, we have negotiated an amendment and restatement to our existing senior secured credit facility to substantially increase the borrowing levels thereunder, which will be entered into effective on the closing of the Golden Eagle Assets transaction. The amended facility, the terms of which are substantially similar to the existing senior secured credit facility, will consist of a $225 million revolving credit facility (with a $150 million sublimit for letters of credit) which will terminate on September 6, 2006, a $250 million tranche A term loan and an $800 million tranche B term loan.

The amended facility will contain a new provision which will require us to consummate one or more transactions resulting in our receipt of net proceeds of at least $125 million by December 31, 2002 from the proceeds of the sale of assets or the sale of common stock, preferred stock mandatorily convertible into common stock within three years of the date of its issuance, or other equity acceptable to the majority of agent banks. Fifty percent of the net proceeds are required to be applied to prepay the term loans, and the remaining fifty percent of the net proceeds shall be applied, first to prepay any outstanding revolving credit facility loans, and second if any of such net proceeds remain after paying the outstanding revolving credit facility loans, such remaining amount shall be deposited in an account which shall be pledged to the banks to be used for our general corporate purposes, including but not limited to working capital and capital expenditures. The amended facility also limits our capital expenditures to no more than $275 million in 2002 and $302.5 million in 2003, and thereafter until the ratio of our debt to capitalization falls below 0.58:1.00.

The amended facility will eliminate the total debt to EBITDA test and will substitute a new senior debt to EBITDA test. The amended facility will include interest and fixed charge coverage tests similar to the existing senior secured credit facility except that the new facility will provide that for purposes of determining compliance with the tests and the requirement, earnings before interest, taxes, depreciation and amortization attributable to the Golden Eagle Assets shall be based on the results of operations after the acquisition thereof. Management believes, however, that we will be able to comply with the new covenants or will be able to obtain additional waivers if required. No assurance can be given that we will be able to meet these tests if we continue to have the unusually low operating margin environment experienced during the first quarter and during the first half of the second quarter. However, the second quarter generally benefits from, and is expected to benefit from, seasonal improvements in refining margins.

EQUITY OFFERING

On March 6, 2002, we completed an underwritten public offering of 23 million shares of our common stock. The net proceeds from the stock offering of $244.9 million, after deducting underwriting fees and offering expenses, will be used to partially fund the pending acquisition of the Golden Eagle Assets. At March 31, 2002, the net proceeds were held in a cash collateral account. If we do not close the pending acquisition of the Golden Eagle Assets, the net proceeds will be used to pay down term loans.

NEW SENIOR SUBORDINATED NOTES DUE 2012

On April 9, 2002, we issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 ("2012 Notes") through a private offering eligible for Rule 144A. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by us after five years at declining premiums. For the first three years, we may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625%. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature. The 2012 Notes are guaranteed by substantially all of our active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest are being held in escrow and will be used to partially fund the pending acquisition of the Golden Eagle Assets. If we do not close the pending acquisition of the Golden Eagle Assets, the proceeds and interest will be paid to the holders of the 2012 Notes.

CASH FLOW SUMMARY

Components of our cash flows are set forth below (in millions):


                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                               2002              2001
                                                           -------------    -------------
Cash Flows From (Used In):
    Operating Activities ...............................   $       (47.9)   $       (18.7)
    Investing Activities ...............................          (352.7)           (32.8)
    Financing Activities ...............................           348.9             38.9
                                                           -------------    -------------
Decrease in Cash and Cash Equivalents ..................   $       (51.7)   $       (12.6)
                                                           =============    =============

Net cash used in operating activities during the 2002 Quarter totaled $48 million, compared to $19 million in the 2001 Quarter. The decrease was primarily due to lower earnings before depreciation and amortization and payments for a scheduled refinery turnaround. Net cash used in investing activities of $353 million in the 2002 Quarter included $300 million for a deposit and placement of the net proceeds from the common stock offering into a restricted account, pending the acquisition of the Golden Eagle Assets. In addition, capital expenditures totaled $53 million during the 2002 Quarter. Net cash from financing activities of $349 million in the 2002 Quarter included net borrowings of $115 million under the revolving credit facility and net proceeds of $245 million from our equity offering, partly offset by repayments of debt and financing costs of $11 million. Gross borrowings under revolving credit lines amounted to $288 million and repayments amounted to $173 million during the 2002 Quarter. Working capital totaled $302 million at March 31, 2002 compared to $340 million at year-end 2001.

CAPITAL SPENDING

We are in the process of revising our 2002 capital spending plans in response to the weaker refining and retail margin environment. While a review of our capital requirements is not yet complete, we have identified approximately $25 million in reductions from our original budget of $150 million. Approximately $14 million of the reduction reflects a slowdown in our retail capital spending. The remaining $11 million reduction is mainly from discretionary refining and corporate projects. Taking into account these reductions, partially offset by additional spending on our heavy oil conversion project incurred in the 2002 Quarter, we currently estimate our 2002 capital spending to total $140 million (before requirements from the pending Golden Eagle Assets acquisition). We expect to fund our capital program in 2002 with internally-generated cash flows from operations and, to a lesser extent, from borrowings under our senior secured credit facility. However, the volatility of certain commodities prices could reduce our cash flows from operations and may require us to further reduce discretionary capital expenditures.

We completed a heavy oil conversion project at the Washington refinery at the end of the 2002 first quarter which enables us to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger proportion of higher-value gasoline, and to reduce production of lower-value heavy products. The upgraded fluid catalytic cracking unit, the final major component of the heavy oil conversion project, was fully operational at the end of the first quarter of 2002. The total cost of the project was approximately $121 million (including capitalized interest), of which $21 million was spent in the three months ended March 31, 2002.

During the 2002 Quarter, our capital expenditures totaled $53 million, which included $21 million for the completion of the heavy oil conversion project and $10 million for retail marketing programs. Other capital spending was primarily for refinery improvements.

Assuming the consummation of the pending acquisition of the Golden Eagle Assets, we currently anticipate our capital spending for 2002 will increase by approximately $110 million, primarily for environmental, regulatory and safety matters including a project to meet the proposed CARB III gasoline production requirements and to address upcoming "clean fuels" requirements. The seller of the Golden Eagle Assets has agreed to spend through closing $47.5 million of the $122 million cost for the CARB III project.

MAJOR MAINTENANCE COSTS

We completed our scheduled turnaround of certain processing units at our Washington refinery in the 2002 Quarter at a total cost of $25 million, of which $19 million was spent in the 2002 Quarter. Amortization of turnaround costs, other major maintenance projects and catalysts is projected to total approximately $25 million in 2002 of which $5 million was amortized in the 2002 Quarter.

In conjunction with the pending acquisition of the Golden Eagle Assets, we expect that our turnaround and catalyst costs will increase by approximately $19 million and $3 million in 2002 and 2003, respectively.

ENVIRONMENTAL AND OTHER

Extensive federal, state and local environmental laws and regulations govern our operations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in use for certain emission sources. We are currently involved in remedial responses and have incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of our own properties. At March 31, 2002, our accruals for environmental expenses totaled $37 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, we believe these accruals are adequate.

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, we expect to make capital improvements of approximately $65 million in the aggregate through 2006 and $15 million in years after 2006.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. We expect to spend approximately $35 million capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

We expect to spend approximately $35 million in the aggregate for additional capital improvements at our refineries through 2006 to comply with the second phase of the Refinery MACT II regulations promulgated in April 2002. The Refinery MACT II regulations will require new emission controls at certain processing units at several of our refineries. We are currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the 2001 acquisition of the North Dakota and Utah refineries, we assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, we are required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. We currently estimate that we will spend an aggregate of $7 million to comply with this consent decree. In addition, we have agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

We anticipate that we will make additional environmental capital improvements of approximately $11 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2002 Quarter, we spent approximately $1 million on environmental capital projects.

Conditions that require additional expenditures may transpire for our various sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. We cannot currently determine the amount of these future expenditures.

The Golden Eagle Assets will require substantial expenditures to address upcoming "clean fuels" requirements including California regulations to phase out the use of the oxygenate known as MTBE, by the end of 2003. The seller of the Golden Eagle Assets has begun construction of a project at the Golden Eagle refinery that we expect will enable it to comply with California's regulations to phase out MTBE and meet the proposed CARB III gasoline production requirements. Based upon a review by an independent engineering firm, management believes that this project will cost approximately $122 million, of which the seller has agreed to spend $47.5 million through closing. We expect that we will have to spend approximately $74.5 million in 2002 and 2003 to complete the CARB III project. Furthermore, we expect the project will be substantially complete by the end of 2002. We also expect to spend approximately $24 million by 2006 at the Golden Eagle refinery to meet the "ultra low sulfur diesel" standards.

We anticipate that capital expenditures addressing environmental issues at the Golden Eagle refinery (including California's Bay Area Air Quality Management District's requirements for controlling emissions of nitrogen oxides, the Regional Water Quality Control Board's order requiring piping upgrades and requirements as a result of a settlement of a lawsuit by a citizens' group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility) will total approximately $32 million during 2002. Although some portion of these costs are being and will continue to be incurred by the seller of the Golden Eagle Assets prior to the closing of the transaction, a substantial portion of the work will remain after the closing, the costs of which we will incur. We will need to spend additional amounts for capital expenditures at the Golden Eagle refinery in subsequent years and we may choose to spend additional discretionary amounts.

In addition, soil and groundwater conditions at the Golden Eagle refinery (including the Amorco terminal and the coke terminal) may entail substantial expenditures over time. Although existing information is limited, our preliminary estimate of costs to address soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $65 million, of which approximately $43 million is anticipated to be incurred through 2006 and the balance afterwards. Management believes that we will be entitled to indemnification, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements, for approximately $59 million of such costs.

Additionally, soil and groundwater conditions at approximately 50 of the 70 retail stations to be acquired through the pending acquisition of the Golden Eagle Assets may require expenditures of approximately $6 million in the aggregate, pursuant to orders and regulations set by the California Regional Water Quality Control Board or delegated local enforcement agencies. We also expect to spend approximately $5 million in the aggregate on capital improvements to meet new California vapor control equipment requirements at the retail facilities.

SECOND QUARTER 2002 OUTLOOK

Late March and early April industry margins improved from average first quarter 2002 levels; however, since early April, margins have again deteriorated. Gasoline demand appears stronger than last year at this time, but prices have been weak with high apparent production and imports. Jet fuel demand has almost returned to prior year's levels but distillate inventories remain somewhat high keeping prices down. At the same time, international tensions have been pushing crude prices up, further compressing margins.

Most refineries in the U.S. are likely operating at very low or negative profitability in the current market environment. We believe this is not a long-term sustainable situation and the industry will respond, with the potential for improving margins by the end of the quarter. It appears unlikely at this point that margins for the quarter can reach trailing five-year average levels barring a substantial supply disruption.

Tesoro's refining capacity of 360,000 to 370,000 bpd is fully available with the completion of the turnaround at the Washington refinery and the repairs at the Utah refinery. Actual run rates in the quarter will be dependent on the margin environment as the quarter progresses.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003 with earlier adoption encouraged. We are currently evaluating the impact the standard will have on its future results of operations and financial condition.

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changes the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The adoption of SFAS No. 144 did not have a significant impact on our financial condition or results of operations.

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we would be required to write off the unamortized carrying value of deferred major maintenance costs, primarily for refinery turnarounds, which totaled $59 million at March 31, 2002 and expense future costs as incurred.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-Q and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures or other financial items, throughput, expectations regarding the pending or completed acquisitions, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. We have used the words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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

     o changes in our cash flow from operations, liquidity and capital requirements resulting from acquisitions;

     o our ability to (1) successfully integrate acquisitions, and (2) identify and complete future strategic acquisitions;

     o    fluctuations in our stock price;

     o adverse changes in the ratings assigned to our trade credit and debt instruments;

     o    changes in credit terms;

     o    increased interest rates and the condition of the capital markets;

     o the direct or indirect effects on our business resulting from terrorist incidents or acts of war;

     o    political developments in foreign countries;

     o    changes in our inventory levels and carrying costs;

     o changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

     o    changes in fuel and utility costs for our facilities;

     o disruptions due to equipment interruption or failure at our or third-party facilities;

     o    execution of planned capital projects;

     o state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

     o adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

     o    actions of customers and competitors;

     o weather conditions affecting our operations or the areas in which our products are marketed and;

     o    earthquakes or other natural disasters affecting operations.

Many of these factors are described in greater detail in our filings with the SEC. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we becomes aware of, after the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. In our Refining and Retail segments, inventories of refinery feedstocks and refined products totaled 16.6 million and 17.2 million barrels at March 31, 2002 and December 31, 2001, respectively. During 2001, inventory levels increased 5.3 million barrels over the year-end 2000 levels at an average cost of $28.52 per barrel. Any sales that result in a reduction in inventories during 2002 could have a per barrel cost of sales in excess of the current cost of sales during 2002. The average cost of our refinery feedstocks and refined product as of March 31, 2002 was $23.96 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis, as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked to market with changes in the fair value of the derivatives recognized in earnings. At March 31, 2002, we had open price swap transactions for an aggregate of 240,000 barrels of gasoline, naphtha and diesel fuel which settle in the second quarter of 2002. Recording the fair value of these swaps resulted in a mark-to-market loss of $1 million during the three months ended March 31, 2002. We believe that any potential impact from these activities will not result in a material adverse effect on our results of operations, financial position or cash flows.

INTEREST RATE RISK

At March 31, 2002, we had $732 million of outstanding floating-rate debt under the senior secured credit facility and $519 million of fixed-rate debt. The weighted average interest rate on the floating-rate debt was 5.3% at March 31, 2002. The impact on annual cash flow of a 10% change in the floating-rate for our senior secured credit facility (53 basis points) would be approximately $4 million.

The fair market value of our fixed-rate debt at March 31, 2002 was approximately $4 million more than its book value of $519 million, based on recent transactions and bid quotes for our senior subordinated notes due 2008.

On April 9, 2002, we issued $450 million aggregate principal amount of 9-5/8% senior subordinated notes maturing in 2012. The net proceeds will be used to partially fund the pending acquisition of the Golden Eagle Assets.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2002, the Company issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due 2012. The indenture for the notes contains covenants and restrictions which are customary for notes of this nature. For further information related to these restrictions and covenants in the 9-5/8% Senior Subordinated Notes due 2012, see Note D of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contained herein.

     For information related to a proposed amendment to the Senior Secured Credit Facility, see "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in
     Part I, Item 2, contained herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Management Stability Agreement between the Company and G. Scott Spendlove dated January 24, 2002.

          10.2 Copy of the Company's Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000.

          10.3 Copy of the Company's Key Employee Stock Option Plan dated November 12, 1999.

     (b)  Reports on Form 8-K.

          On February 4, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, information (1) updating certain supplemental financial and operational data for both the fourth quarter and the year ended December 31, 2001 through the Company's website and (2) regarding a press release issued on January 30, 2002 announcing the Company's earnings for the fourth quarter and year ended December 31, 2001 and its capital spending plans for 2002. The website data and press release were filed as Exhibits under Item 7 on this Form 8-K.

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

          On February 22, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had entered into an amendment to the asset purchase agreement relating to the purchase agreement for the Golden Eagle Assets. The Press Release announcing the amendment was filed as an Exhibit under Item 7 of this Form 8-K.

          On February 25, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, information (1) updating the pending Golden Eagle Assets purchase and (2) regarding a press release announcing that the Company intends to offer 20,000,000 newly issued shares of its common stock. Included under Item 7 of this Form 8-K were the following: (i) Audited Financial Statements of Golden Eagle Refining and Marketing Assets Business as of December 31, 2000 and 2001 and for the year ended December 31, 2001 and four months ended December 31, 2000; (ii) Unaudited Pro Forma Combined Condensed Financial Statements as of and for the year ended December 31, 2001;
          (iii) Consent of Arthur Andersen LLP; and (iv) the Press Release issued on February 22, 2002. On April 22, 2002, an Amendment No. 1 to Current Report on Form 8-K was filed restating in its entirety the Consent of Arthur Andersen LLP included under Item 7 of this Form 8-K.

          On March 5, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had entered into an Underwriting Agreement to issue 20,000,000 shares of its common stock and had also granted the Underwriters an option to purchase up to an additional 3,000,000 shares of its common stock. Included under Item 7 of this Form 8-K were the following: (i) Underwriting Agreement; (ii) Opinion of Fulbright & Jaworski L.L.P.; (iii) Consent of Fulbright & Jaworski L.L.P.; and (iii) two Press Releases issued on March 1, 2002.

          On April 9, 2002, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related to a presentation concerning the pending acquisition of the Golden Eagle Assets. The presentation data was filed as an Exhibit under Item 7 of this Form 8-K.

          On May 9, 2002, a Current Report on Form 8-K was filed reporting under
          Item 5, Other Events, that the Company had entered into a second amendment to the asset purchase agreement relating to the purchase agreement for the Golden Eagle Assets. The Second Amendment and the Press Release were filed as Exhibits under Item 7 of this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TESORO PETROLEUM CORPORATION
                                                  REGISTRANT


Date:   May 15, 2002                         /s/  BRUCE A. SMITH
                             -------------------------------------------------
                                                Bruce A. Smith
                                      Chairman of the Board of Directors,
                                     President and Chief Executive Officer





Date:   May 15, 2002                       /s/ GREGORY A. WRIGHT
                             -------------------------------------------------
                                              Gregory A. Wright
                             Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1              Management Stability Agreement between the Company and G.
                  Scott Spendlove dated January 24, 2002.

10.2              Copy of the Company's Amended and Restated 1995 Non-Employee
                  Director Stock Option Plan, as amended through March 15, 2000.

10.3              Copy of the Company's Key Employee Stock Option Plan dated
                  November 12, 1999.