Form 10-Q
period 2002-06-30
TESORO PETROLEUM CORP /NEW/
filed 2002-08-14
CIK 50104

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                   ----------


         There were 64,609,232 shares of the registrant's Common Stock outstanding at August 1, 2002.


================================================================================

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS




                                                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.......................          3

              Condensed Statements of Consolidated Operations - Three Months and Six Months Ended
              June 30, 2002 and 2001............................................................................          4

              Condensed Statements of Consolidated Cash Flows - Six Months Ended June 30, 2002
              and 2001..........................................................................................          5

              Notes to Condensed Consolidated Financial Statements..............................................          6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations......................................................................................         18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................         32


PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds..........................................................         34

    Item 4.  Submission of Matters to a Vote of Security Holders................................................         34

    Item 6.  Exhibits and Reports on Form 8-K...................................................................         35


SIGNATURES......................................................................................................         37

EXHIBIT INDEX...................................................................................................         38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                                     JUNE 30,       DECEMBER 31,
                                                                                                       2002             2001
                                                                                                   -------------    -------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................................................................   $        43.0    $        51.9
   Receivables, less allowance for doubtful accounts ...........................................           503.6            384.9
   Inventories .................................................................................           545.3            431.8
   Prepayments and other .......................................................................            20.5              9.4
                                                                                                   -------------    -------------
     Total Current Assets ......................................................................         1,112.4            878.0
                                                                                                   -------------    -------------

PROPERTY, PLANT AND EQUIPMENT
   Refining ....................................................................................         2,317.6          1,522.0
   Retail ......................................................................................           330.2            228.8
   Marine Services .............................................................................            56.0             54.0
   Corporate ...................................................................................            53.7             47.9
                                                                                                   -------------    -------------
                                                                                                         2,757.5          1,852.7
   Less accumulated depreciation and amortization ..............................................           368.1            330.4
                                                                                                   -------------    -------------
     Net Property, Plant and Equipment .........................................................         2,389.4          1,522.3
                                                                                                   -------------    -------------

OTHER ASSETS
   Goodwill ....................................................................................            95.2             95.2
   Acquired intangibles, net ...................................................................           199.4             73.3
   Other, net ..................................................................................           165.4             93.5
                                                                                                   -------------    -------------
     Total Other Assets ........................................................................           460.0            262.0
                                                                                                   -------------    -------------

         Total Assets ..........................................................................   $     3,961.8    $     2,662.3
                                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ............................................................................   $       418.5    $       331.2
   Accrued liabilities .........................................................................           172.3            172.9
   Current maturities of debt and other obligations ............................................            54.9             34.4
                                                                                                   -------------    -------------
     Total Current Liabilities .................................................................           645.7            538.5
                                                                                                   -------------    -------------

DEFERRED INCOME TAXES ..........................................................................           159.5            136.9
                                                                                                   -------------    -------------

OTHER LIABILITIES ..............................................................................           220.0            117.4
                                                                                                   -------------    -------------

DEBT ...........................................................................................         2,005.5          1,112.5
                                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY
   Common stock, par value $0.16-2/3; authorized 100,000,000 shares;
     66,380,927 shares issued (43,371,825 in 2001) .............................................            11.0              7.2
   Additional paid-in capital ..................................................................           689.8            448.4
   Retained earnings ...........................................................................           248.4            321.9
   Treasury stock, 1,771,695 common shares (1,958,147 in 2001), at cost ........................           (18.1)           (20.5)
                                                                                                   -------------    -------------
     Total Stockholders' Equity ................................................................           931.1            757.0
                                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity ............................................   $     3,961.8    $     2,662.3
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)



                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                  ------------------------------    ------------------------------
                                                                       2002             2001             2002             2001
                                                                  -------------    -------------    -------------    -------------
REVENUES ......................................................   $     1,745.7    $     1,299.6    $     2,988.9    $     2,526.9

COSTS AND EXPENSES
     Costs of sales and operating expenses ....................         1,678.6          1,210.9          2,926.4          2,359.2
     Selling, general and administrative expenses .............            33.8             22.2             72.3             45.7
     Depreciation and amortization ............................            23.6             10.9             43.7             22.9
                                                                  -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS) .......................................             9.7             55.6            (53.5)            99.1

Interest and financing costs, net of capitalized interest .....           (41.6)            (6.6)           (71.9)           (14.1)
Interest income ...............................................             2.1              0.2              2.8              0.5
                                                                  -------------    -------------    -------------    -------------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........................           (29.8)            49.2           (122.6)            85.5
Income tax provision (benefit) ................................           (11.9)            19.7            (49.1)            34.3
                                                                  -------------    -------------    -------------    -------------

NET EARNINGS (LOSS) ...........................................           (17.9)            29.5            (73.5)            51.2
Preferred dividends ...........................................              --              3.0               --              6.0
                                                                  -------------    -------------    -------------    -------------

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.................   $       (17.9)   $        26.5    $       (73.5)   $        45.2
                                                                  =============    =============    =============    =============

NET EARNINGS (LOSS) PER SHARE
     Basic ....................................................   $       (0.28)   $        0.85    $       (1.30)   $        1.46
                                                                  =============    =============    =============    =============
     Diluted ..................................................   $       (0.28)   $        0.70    $       (1.30)   $        1.22
                                                                  =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
     Basic ....................................................            64.6             31.1             56.4             31.0
                                                                  =============    =============    =============    =============
     Diluted ..................................................            64.6             42.3             56.4             42.0
                                                                  =============    =============    =============    =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net earnings (loss) .......................................................   $      (73.5)   $       51.2
     Adjustments to reconcile net earnings (loss) to net cash from (used in)
     operating activities:
         Depreciation and amortization .........................................           43.7            22.9
         Amortization of refinery turnarounds and other non-cash charges .......           28.9            11.8
         Deferred income taxes .................................................           22.6            13.5
         Changes in operating assets and liabilities:
              Receivables ......................................................         (118.7)          (10.4)
              Inventories ......................................................           35.8           (33.5)
              Accounts payable and accrued liabilities .........................           78.4           (23.9)
              Other assets and liabilities .....................................          (41.5)           (8.4)
                                                                                   ------------    ------------
                  Net cash from (used in) operating activities .................          (24.3)           23.2
                                                                                   ------------    ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
     Capital expenditures ......................................................          (96.4)          (81.9)
     Acquisition ...............................................................         (933.9)             --
     Other .....................................................................          (11.7)            2.5
                                                                                   ------------    ------------
                  Net cash used in investing activities ........................       (1,042.0)          (79.4)
                                                                                   ------------    ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
     Proceeds from debt offering, net of issuance costs of $9.4 ................          440.6              --
     Proceeds from equity offering, net of issuance costs of $13.7 .............          245.1              --
     Borrowings under term loans ...............................................          425.0              --
     Net borrowings under revolving credit facilities ..........................             --            49.0
     Repayments of term loans and other ........................................          (23.3)           (0.5)
     Payment of dividends on Preferred Stock ...................................             --            (6.0)
     Financing costs and other .................................................          (30.0)            1.5
                                                                                   ------------    ------------
                  Net cash from financing activities ...........................        1,057.4            44.0
                                                                                   ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................           (8.9)          (12.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................           51.9            14.1
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $       43.0    $        1.9
                                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid, net of capitalized interest ................................   $       43.7    $       12.6
                                                                                   ============    ============
     Income taxes paid .........................................................   $         --    $       29.9
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

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the "Company" or "Tesoro") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. As described in Note C, financial results of the acquired assets have been included in Tesoro's consolidated results since the date of the acquisition. The Consolidated Balance Sheet at December 31, 2001 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE B - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are determined by dividing net earnings (loss) applicable to Common Stock by the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents produced anti-dilutive results for the three months and six months ended June 30, 2002, and was not included in the calculation of diluted earnings per share. For the three months and six months ended June 30, 2001, the calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of Preferred Stock at the beginning of the period and stock options. The Preferred Stock was converted into 10.35 million shares of Common Stock in July 2001. Earnings
(loss) per share calculations are presented below (in millions except per share amounts):

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                               =============-----============   =============-----============
                                                                   2002              2001            2002             2001
                                                               =============    =============   =============    =============
BASIC:
   Numerator:
     Net earnings (loss) ...................................   $       (17.9)   $        29.5   $       (73.5)   $        51.2
     Less dividends on preferred stock .....................              --              3.0              --              6.0
                                                               -------------    -------------   -------------    -------------
     Net earnings (loss) applicable to common shares .......   $       (17.9)   $        26.5   $       (73.5)   $        45.2
                                                               =============    =============   =============    =============
   Denominator:
     Weighted average common shares outstanding ............            64.6             31.1            56.4             31.0
                                                               =============    =============   =============    =============

   Basic Earnings (Loss) Per Share .........................   $       (0.28)   $        0.85   $       (1.30)   $        1.46
                                                               =============    =============   =============    =============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                           Three Months Ended              Six Months Ended
                                                                               June 30,                         June 30,
                                                                    ------------------------------   ------------------------------
                                                                        2002             2001             2002             2001
                                                                    -------------    -------------   -------------    -------------
DILUTED:
   Numerator:
     Net earnings (loss) applicable to common shares ............   $       (17.9)   $        26.5   $       (73.5)   $        45.2
     Plus impact of assumed conversion of preferred stock .......              --              3.0              --              6.0
                                                                    -------------    -------------   -------------    -------------
       Total ....................................................   $       (17.9)   $        29.5   $       (73.5)   $        51.2
                                                                    =============    =============   -------------    =============
   Denominator:
     Weighted average common shares outstanding .................            64.6             31.1            56.4             31.0
     Add potentially dilutive securities:
       Incremental dilutive shares from assumed exercise
         of stock options (anti-dilutive in 2002) ...............              --              0.9              --              0.7
       Incremental dilutive shares from assumed
         conversion of preferred stock ..........................              --             10.3              --             10.3
                                                                    -------------    -------------   -------------    -------------
       Total diluted shares .....................................            64.6             42.3            56.4             42.0
                                                                    =============    =============   =============    =============

   Diluted Earnings (Loss) Per Share ............................   $       (0.28)   $        0.70   $       (1.30)   $        1.22
                                                                    =============    =============   =============    =============


NOTE C - ACQUISITION AND POTENTIAL DIVESTITURES

GOLDEN EAGLE ACQUISITION

On May 17, 2002, the Company acquired the 168,000 barrel-per-day Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets") from Ultramar Inc., a subsidiary of Valero Energy Corporation. The cash purchase price for the Golden Eagle Assets was approximately $925 million, including approximately $130 million for feedstock, refined product and other inventories, subject to post-closing adjustments. In addition, the Company issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million, with a present value of approximately $61 million (see Note D). The purchase price was determined as part of a competitive bid process. The Company incurred direct costs related to this transaction of approximately $9 million. The Golden Eagle Assets increased the size and scope of the Company's operations in California, and they enable the Company to increase its yield of higher-value products, increase its processing of heavier lower-cost crude oil, diversify its earnings and geographic exposure, and build a platform for additional growth.

In connection with the acquisition of the Golden Eagle Assets, the Company assumed certain related liabilities and obligations (including costs associated with employee benefits, a lease obligation and environmental matters) subject to specific levels of indemnification. The Company recorded approximately $106 million related to these liabilities, including $7 million for environmental matters, as part of the preliminary purchase price allocation. These liabilities include, subject to certain exceptions, certain of the seller's obligations, liabilities, costs and expenses for environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, the Company also assumed the seller's obligations pursuant to its settlement efforts with the Environmental Protection Agency concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller will retain. See Note H for further information on environmental matters related to the Golden Eagle Assets.

The Company also assumed and took assignment of certain of the seller's obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000. In addition, upon the acquisition of the Golden Eagle Assets, the Company took assignment from the seller of two

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



environmental insurance policies. The policies provide $140 million of coverage in excess of a $50 million environmental indemnity.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. The accompanying financial statements include the results of operations of the Golden Eagle Assets since the date of acquisition.

The following unaudited pro forma financial information for the three months and six months ended June 30, 2002 and 2001 gives effect to the acquisition of the Golden Eagle Assets and related financings, including, (i) the March 2002 underwritten public offering of 23 million shares of common stock, (ii) additional borrowings under our amended and restated senior secured credit facility, and (iii) the issuance of the 9-5/8% senior subordinated notes due 2012 (see Note D below), as if each had occurred at the beginning of the periods presented. This pro forma information is based on historical data (in millions except per share amounts) and the Company believes it is not indicative of the results of future operations.


                                                      Three Months Ended                Six Months Ended
                                                            June 30,                        June 30,
                                                ------------------------------   ------------------------------
                                                    2002              2001            2002            2001
                                                -------------    -------------   -------------    -------------
Revenues ....................................   $     2,005.4    $     1,890.0   $     3,662.7    $     3,601.1
Net earnings (loss) .........................   $       (48.2)   $        63.8   $      (128.2)   $       104.4
Net earnings (loss) per share:
   Basic ....................................   $       (0.75)   $        1.12   $       (1.98)   $        1.82
   Diluted ..................................   $       (0.75)   $        0.93   $       (1.98)   $        1.51

POTENTIAL DIVESTITURES

In June 2002, the Company announced a goal to reduce debt by $500 million by the end of 2003. As part of the debt reduction, the Company's goal is to generate net proceeds of $200 million through asset sales. In addition to the previously announced review of the Company's Marine Services operations, the assets under review include the crude and product pipeline systems around the North Dakota refinery and selected retail sites, including 70 retail stations in California recently acquired as part of the Golden Eagle Assets. Although the Company had announced that it was evaluating possible asset sales, as of June 30, 2002, management had not yet determined that sales of these assets were probable. Therefore, these assets were classified as "held and used" in the accompanying condensed consolidated financial statements.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE D - CAPITALIZATION

DEBT AND MATURITIES

Debt and other obligations consisted of the following (in millions):



                                                                      June 30,      December 31,
                                                                        2002            2001
                                                                    -------------   -------------
Credit Facility - Tranche A Term Loan ...........................   $       231.3   $       175.0
Credit Facility - Tranche B Term Loan ...........................           796.0           450.0
9 5/8% Senior Subordinated Notes Due 2012 .......................           450.0              --
9 5/8% Senior Subordinated Notes Due 2008 .......................           215.0           215.0
9% Senior Subordinated Notes Due 2008 ...........................           297.7           297.6
Junior Subordinated Notes .......................................            62.1              --
Other, primarily capital leases .................................             8.3             9.3
                                                                    -------------   -------------
   Total debt and other obligations .............................         2,060.4         1,146.9
Less current maturities .........................................            54.9            34.4
                                                                    -------------   -------------
   Debt and other obligations, less current maturities ..........   $     2,005.5   $     1,112.5
                                                                    =============   =============


Aggregate maturities of debt and other obligations for each of the five 12-month periods following June 30, 2002 were as follows: 2002-2003 - $54.9 million; 2003-2004 - $52.9 million; 2004-2005 - $59.2 million; 2005-2006 - $59.2 million;
and 2006-2007 - $65.3 million.

SENIOR SECURED CREDIT FACILITY

On May 17, 2002, the Company amended and restated its senior secured credit facility (as amended and restated, the "Credit Facility") to increase the facility to $1.275 billion from $1.0 billion to partially fund the acquisition of the Golden Eagle Assets. As of June 30, 2002, the Credit Facility consisted of a five-year $225 million revolving credit facility (with a $150 million sublimit for letters of credit), a five-year tranche A term loan and a six-year tranche B term loan. As of June 30, 2002, the Company had no borrowings and $3.7 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit available of $221.3 million. In addition to the Credit Facility, in June 2002, the Company obtained a $20 million secured letter of credit line with a bank, under which no amounts were outstanding as of June 30, 2002.

The Credit Facility is guaranteed by substantially all of the Company's active domestic subsidiaries and is secured by substantially all of the Company's material present and future assets, as well as all material present and future assets of the Company's domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets), and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of the Company's current and future foreign subsidiaries.

The Credit Facility requires the Company to meet certain financial covenants, some of which use a measure of cash flow called EBITDA, as defined in the Credit Facility. The financial covenants specify thresholds of the following ratios which use EBITDA: senior debt to EBITDA, EBITDA to fixed charges and EBITDA to interest expense. The initial calculations of these ratios are to be made in relation to the four quarters ending September 30, 2002 (with a provision to annualize Golden Eagle EBITDA based on the period of time owned by the Company). In addition, the financial covenants set a maximum threshold for a total senior debt to total capitalization ratio, as defined in the Credit Facility, each quarter-end commencing with June 30, 2002. For the quarter ended June 30, 2002, the financial covenants also required the Company to have consolidated EBITDA of at least $40 million.

The Company satisfied all of the financial covenants under the Credit Facility for the quarter ended June 30, 2002. However, continued compliance with the financial covenants cannot be assured. Many of the financial covenants require EBITDA levels that cannot be achieved unless the current margin environment improves. Although margins

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



typically improve in the third quarter due to seasonal factors, the Company believes that it is prudent to seek an amendment to its Credit Facility and has initiated discussions with its lenders to amend the financial covenants to levels that reflect the potential for a continued weak margin environment. The Company has no reason to believe that it will not be able to obtain an amendment to the financial covenants and, accordingly, expects to be in compliance with its covenants in the future.

The Credit Facility also contains a provision that requires the Company to consummate one or more transactions resulting in the receipt of net proceeds of at least $125 million by December 31, 2002 from the sale of assets or the sale of common stock, preferred stock mandatorily convertible into common stock within three years of the date of its issuance, or other equity acceptable to the majority of agent banks. Fifty percent of the net proceeds are required to be applied to prepay the term loans and the remaining fifty percent of the net proceeds shall be applied to prepay any outstanding revolving credit facility loans, none of which were outstanding at June 30, 2002. If any of such net proceeds remain after prepaying the outstanding revolving credit facility loans, such remaining amount up to $62.5 million shall be deposited in an account that shall be pledged to the banks but may be used for general corporate purposes, including but not limited to working capital and capital expenditures. To the extent there is still a cash balance in the account at such time as the Company's debt-to-capital ratio falls below 0.55 to 1.00, the funds will become available to the Company for any purpose, including to further pay down debt. The Credit Facility also limits the Company's capital expenditures to no more than $275 million in 2002 and $302.5 million in 2003 and thereafter unless the Company's debt-to-capital ratio falls below 0.58 to 1.00.

The Credit Facility also contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on the Company's common stock and repurchase of shares of its common stock, not to exceed $15 million in any year.

Borrowing rates under the Credit Facility are based on a pricing grid. At June 30, 2002, interest rates were 4.84% to 4.86% on the tranche A term loan and 6.5% on the tranche B term loan. Borrowings bear interest at either a base rate (4.75% at June 30, 2002) or a eurodollar rate (ranging from 1.84% to 1.86% at June 30, 2002), plus an applicable margin. The applicable margin at June 30, 2002 for the tranche A term loan and the revolving credit facility was 2.0% in the case of the base rate and 3.0% in the case of the eurodollar rate. The applicable margin for the tranche B term loan was 2.5% in the case of the base rate and 3.5% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. These margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of the Company's consolidated total senior debt to consolidated EBITDA, as defined in the Credit Facility. In addition, at any time during which the Credit Facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin, other than in one instance with respect to the tranche B term loan, will be reduced by 0.125%. The Company is also charged various fees and expenses in connection with the Credit Facility, including commitment fees and various letter of credit fees.

NOTES OFFERING

On April 9, 2002, the Company issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 ("2012 Notes") through a private offering eligible for Rule 144A and Regulation S. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. In addition, the Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with proceeds of certain equity issuances. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature, and the 2012 Notes are guaranteed by substantially all of the Company's active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest were used to partially fund the acquisition of the Golden Eagle Assets.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



JUNIOR SUBORDINATED NOTES

In connection with the Golden Eagle Assets acquisition, the Company issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and (ii) a $50 million junior subordinated note, due July 2012, which has no interest payment in year one and bears interest at 7.47% for the second through the fifth years and 7.5% for years six through ten. The two junior subordinated notes with face amounts of $100 million and $50 million were recorded at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. The discount is being amortized over the terms of the notes.

EQUITY OFFERING

On March 6, 2002, the Company completed an underwritten public offering of 23 million shares of common stock. The net proceeds from the stock offering of $245.1 million, after deducting underwriting fees and offering expenses, were used to partially fund the acquisition of the Golden Eagle Assets.

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

Segment information is as follows (in millions):

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                      2002             2001             2002             2001
                                                                 -------------    -------------    -------------    -------------
REVENUES
    Refining:
     Refined products ........................................   $     1,564.8    $     1,156.1    $     2,651.1    $     2,249.4
     Crude oil resales and other .............................            97.0             61.0            188.4            120.8
    Retail:
     Fuel ....................................................           234.4             91.5            402.3            162.6
     Merchandise and other ...................................            33.2             16.2             56.0             29.5
    Marine Services ..........................................            31.4             47.4             57.8             93.8
    Intersegment Sales from Refining to Retail ...............          (215.1)           (72.6)          (366.7)          (129.2)
                                                                 -------------    -------------    -------------    -------------
         Total Revenues ......................................   $     1,745.7    $     1,299.6    $     2,988.9    $     2,526.9
                                                                 =============    =============    =============    =============

SEGMENT OPERATING INCOME (LOSS)
    Refining .................................................   $        36.8    $        57.4    $         1.0    $       108.2
    Retail ...................................................            (7.4)             7.3            (17.1)             9.3
    Marine Services ..........................................             0.1              3.3              0.5              6.0
                                                                 -------------    -------------    -------------    -------------
     Total Segment Operating Income (Loss) ...................            29.5             68.0            (15.6)           123.5
    Corporate and Unallocated Costs ..........................           (19.8)           (12.4)           (37.9)           (24.4)
                                                                 -------------    -------------    -------------    -------------
     Operating Income (Loss) .................................             9.7             55.6            (53.5)            99.1
    Interest and Financing Costs, Net of Capitalized Interest            (41.6)            (6.6)           (71.9)           (14.1)
    Interest Income ..........................................             2.1              0.2              2.8              0.5
                                                                 -------------    -------------    -------------    -------------
     Earnings (Loss) Before Income Taxes .....................   $       (29.8)   $        49.2    $      (122.6)   $        85.5
                                                                 =============    =============    =============    =============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                           2002            2001            2002            2001
                                                     -------------   -------------   -------------   -------------
DEPRECIATION AND AMORTIZATION
    Refining .....................................   $        17.6   $         7.6   $        32.9   $        15.5
    Retail .......................................             3.9             1.9             7.3             4.7
    Marine Services ..............................             0.7             0.7             1.4             1.4
    Corporate ....................................             1.4             0.7             2.1             1.3
                                                     -------------   -------------   -------------   -------------
         Total Depreciation and Amortization .....   $        23.6   $        10.9   $        43.7   $        22.9
                                                     =============   =============   =============   =============

CAPITAL EXPENDITURES
    Refining .....................................   $        27.0   $        38.8   $        63.3   $        65.3
    Retail .......................................            15.3             7.4            25.4            13.0
    Marine Services ..............................             0.9             0.8             2.1             1.0
    Corporate ....................................             0.6             1.4             5.6             2.6
                                                     -------------   -------------   -------------   -------------
         Total Capital Expenditures ..............   $        43.8   $        48.4   $        96.4   $        81.9
                                                     =============   =============   =============   =============



Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, income tax receivables and other assets that are not associated with an operating segment. Segment assets were as follows (in millions):


                                                                       June 30,     December 31,
                                                                         2002           2001
                                                                    -------------   -------------
IDENTIFIABLE ASSETS
    Refining ....................................................   $     3,240.2   $     2,164.9
    Retail ......................................................           396.1           283.8
    Marine Services .............................................            63.0            62.0
    Corporate ...................................................           262.5           151.6
                                                                    -------------   -------------
       Total Assets .............................................   $     3,961.8   $     2,662.3
                                                                    =============   =============


NOTE F - INVENTORIES

Components of inventories were as follows (in millions):


                                                                       June 30,     December 31,
                                                                         2002            2001
                                                                    -------------   -------------
Crude oil and refined products, at LIFO .........................   $       498.3   $       398.4
Fuel products, at FIFO ..........................................             2.8             2.1
Merchandise and other ...........................................            11.3             7.9
Materials and supplies ..........................................            32.9            23.4
                                                                    -------------   -------------
       Total Inventories ........................................   $       545.3   $       431.8
                                                                    =============   =============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. The Company has ceased amortizing goodwill and determined as of January 1, 2002, that its goodwill was not impaired.

The following table reflects reported net earnings and earnings per share, adjusted to exclude goodwill amortization (in millions except per share amounts):

                                                                                      Three Months    Six Months
                                                                                         Ended           Ended
                                                                                     June 30, 2001   June 30, 2001
                                                                                     -------------   -------------
Reported net earnings ............................................................   $        29.5   $        51.2
Goodwill amortization, net of income taxes .......................................             0.6             1.2
                                                                                     -------------   -------------
Adjusted net earnings ............................................................   $        30.1   $        52.4
                                                                                     =============   =============

Basic earnings per share:
     Reported basic earnings per share ...........................................   $        0.85   $        1.46
     Goodwill amortization, net of income taxes ..................................            0.02            0.04
                                                                                     -------------   -------------
     Adjusted basic earnings per share ...........................................   $        0.87   $        1.50
                                                                                     =============   =============
Diluted earnings per share:
     Reported diluted earnings per share .........................................   $        0.70   $        1.22
     Goodwill amortization, net of income taxes ..................................            0.01            0.03
                                                                                     -------------   -------------
     Adjusted diluted earnings per share .........................................   $        0.71   $        1.25
                                                                                     =============   =============

The net carrying value of goodwill as of June 30, 2002 and December 31, 2001 by operating segments is as follows (in millions):

Refining .........................................................................   $        86.9
Retail ...........................................................................             5.9
Marine Services ..................................................................             2.4
                                                                                     -------------
         Total ...................................................................   $        95.2
                                                                                     =============

The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

                                                     June 30, 2002                              December 31, 2001
                                       ------------------------------------------   ------------------------------------------
                                          Gross                          Net           Gross                           Net
                                         Carrying     Accumulated      Carrying       Carrying     Accumulated       Carrying
                                          Amount      Amortization       Value         Amount      Amortization       Value
                                       ------------   ------------   ------------   ------------   ------------   ------------
Refinery permits and plans .........   $      150.4   $        1.3   $      149.1   $       23.9   $        0.3   $       23.6
Jobber agreements ..................           23.5            1.0           22.5           23.5            0.4           23.1
Customer contracts .................           18.9            3.1           15.8           16.8            1.3           15.5
Other intangibles ..................           15.0            3.0           12.0           13.6            2.5           11.1
                                       ------------   ------------   ------------   ------------   ------------   ------------
         Total .....................   $      207.8   $        8.4   $      199.4   $       77.8   $        4.5   $       73.3
                                       ============   ============   ============   ============   ============   ============

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The intangible assets as of June 30, 2002 include amounts attributable to the Golden Eagle Assets acquired in May 2002. Those amounts are preliminary, pending completion of independent appraisals.

The weighted average lives of acquired intangible assets are as follows: refinery permits and plans - 27 years; jobber agreements - 20 years; customer contracts - 5 years; and other intangible assets - 9 years.

Amortization expense of acquired intangible assets other than goodwill amounted to $2.2 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively, and $3.9 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively. Estimated aggregate amortization expense for each of the five years beginning January 1 is as follows: 2002 - $10.3 million; 2003 - $12.7 million; 2004 - $12.4 million; 2005 - $11.8 million; and
2006 - $10.9 million. These estimates are preliminary, pending completion of independent appraisals of the Golden Eagle Assets.

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

INCOME TAXES

In the normal course of business, the Company is subject to audits by federal, state and local taxing authorities. While the Company has been assessed additional state income taxes and interest, management believes that the ultimate resolution of ongoing audits will not materially affect the Company's consolidated financial position or results of operations.

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

Environmental Remediation Liabilities

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

Soil and groundwater conditions at the Golden Eagle refinery (including the Amorco terminal and the coke terminal) may entail substantial expenditures over time. Although existing information is limited, the Company's preliminary estimate of costs to address soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $65 million, of which approximately $43 million is anticipated to be incurred through 2006 and the balance thereafter. The Company believes that it will be entitled to indemnification for approximately $59 million of such costs, directly or

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


indirectly, from former owners or operators of the refinery (or its successors) under two separate indemnification agreements.

The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At June 30, 2002, the Company's accruals for environmental expenses totaled approximately $42 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.


Environmental Capital

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring reduction in the sulfur content in gasoline by January 1, 2004. To meet this revised gasoline standard, the Company expects to make capital improvements of approximately $65 million through 2006 and $15 million in years after 2006.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. The Company expects to spend approximately $59 million in capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

The Golden Eagle refinery will require substantial expenditures to meet California's CARB III gasoline requirements, including the mandatory phase out of using the oxygenate known as MTBE, by the end of 2003. The Company expects to spend approximately $74.5 million in 2002 and 2003 to comply with these requirements, of which approximately $5 million was spent in the second quarter of 2002. The Company expects to complete the project in the first quarter of 2003.

The Company expects to spend approximately $35 million in additional capital improvements through 2006 to comply with the second phase of the Maximum Achievable Control Technologies standard for petroleum refineries ("Refinery MACT II"), promulgated in April 2002. The Refinery MACT II regulations require new emission controls at certain processing units at several of the Company's refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the 2001 acquisition of the North Dakota and Utah refineries, the Company assumed the sellers' obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues, including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company currently estimates it will spend an aggregate of $7 million to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The Company anticipates that capital expenditures addressing environmental issues at the Golden Eagle refinery (including expenditures for work completed during the second quarter of 2002 to comply with the California Bay Area Air Quality Management District's requirements for controlling emissions of nitrogen oxides, the Regional Water Quality Control Board's order requiring piping upgrades and requirements as a result of a settlement of a lawsuit by a citizen's group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility) will total approximately $17 million during 2002, of which approximately $4 million was spent in the second quarter of 2002. The Company will need to spend additional amounts for capital expenditures on similar projects at the Golden Eagle refinery estimated at approximately $96 million in years 2003 through 2006 and $90 million beyond 2006. In addition, the Company may choose to spend additional discretionary amounts.

The Company anticipates it will make additional environmental capital improvements of approximately $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the six months ended June 30, 2002, the Company spent approximately $3 million on these environmental capital projects.

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

NOTE I - NEW ACCOUNTING STANDARDS

SFAS NO. 143

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

SFAS NO. 144

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retained the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changed the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on the Company's consolidated financial statements during the first six months of 2002.

SFAS NO. 145

In April 2002, the FASB issued SFAS No.145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for the Company beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for the Company as of May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

SFAS NO. 146

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact this provision will have on its future results of operations and financial condition.

EITF ISSUE NO. 02-3

In June 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. In addition, entities should disclose the gross transaction volumes for those energy trading contracts that are physically settled. The Company believes that it has a limited number of transactions that could be considered energy trading contracts. Such transactions are generally settled with physical product or crude oil deliveries. The Company is

                  TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


currently evaluating the impact of this statement to determine whether it will have a material effect on reported revenues and costs of sales. This EITF consensus will be effective for the Company in the third quarter of 2002 and any reclassification that may be made will not have an impact on the Company's financial position or net earnings.

PROPOSED STATEMENT OF POSITION

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, the Company would be required to write off the unamortized carrying value of deferred major maintenance costs and expense future costs as incurred. At June 30, 2002, deferred major maintenance costs totaled $60 million. Deferred major maintenance costs are included in noncurrent Other Assets - Other in the Condensed Consolidated Balance Sheets, and the amortization of such costs are included in Costs of Sales and Operating Expenses in the Condensed Statements of Consolidated Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THOSE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL IN NATURE SHOULD BE DEEMED FORWARD-LOOKING STATEMENTS THAT ARE INHERENTLY UNCERTAIN. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 31 FOR A DISCUSSION OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE STATEMENTS.

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

STRATEGY

Our goal is to create value by: (i) maximizing our earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing existing assets, (ii) reducing our debt levels through optimizing working capital, reducing costs, selling assets, reducing capital programs and achieving synergies from our recent acquisition of assets in California, and
(iii) increasing our competitiveness by expanding our size and market presence through growth initiatives. We acquire and develop assets that we believe will provide us with a competitive advantage in connected markets which should lower our per barrel operating, transportation and distribution costs and provide market penetration with competitive prices. We consider connected markets to include markets that are connected to our refining operations by pipelines, trucks, railcars, vessels or other means of conveyance as well as markets that, while not physically connected, are joined by means of exchange supply agreements between participants in those markets.

We are also focused on improving profitability in our Refining segment by enhancing processing capabilities, strengthening our wholesale marketing activities and improving supply and transportation logistics. In certain of our regions our Retail segment operations are an important component of our corporate strategy as they provide a ratable offtake for our products at higher margins than products sold at wholesale. The Marine Services segment seeks to optimize existing operations through ongoing development of customer services and cost management.

In June 2002, we announced our goal to reduce our debt by $500 million by the end of 2003. The overall debt reduction goal is focused on several strategic initiatives that we have instituted, including a working capital optimization program, a cost reduction program, asset sales, reducing capital expenditures and achieving synergies from our recent acquisition of refinery assets in California. Our first initiative was to optimize inventories, and in the month of June we reduced company-wide crude oil and product inventories by approximately 1.5 million barrels, with a market value of approximately $45 million. We continue to review our inventory levels and our receivables, and we expect that a sustainable reduction in working capital of at least $50 million is possible in 2002.

Our second program focuses on pursuing the synergies from the Golden Eagle refinery acquisition, which we estimate to be between $30 million and $50 million annually. Our announced goal for this year was to capture $10 million, and in the second quarter, we achieved approximately $5 million of our $10 million goal. We expect to achieve our synergy goal through the optimization of our refinery system. Even during the Golden Eagle refinery turnaround in June 2002, we were able to achieve benefits that would otherwise be unavailable. For example, we were able to upgrade the value of intermediate feedstock produced by our other refineries through supply to Golden Eagle during the turnaround. In addition, we were able to upgrade unfinished gasoline components from elsewhere in our refinery system by blending them into the Golden Eagle gasoline product pool.

While we made progress in both working capital and synergy programs, the largest contributor to our debt reduction goal this year is expected to come from sales of assets. We identified three asset groups to be evaluated to meet the goal of raising $200 million by the end of 2002. The assets under review include our Marine Services operations, the North Dakota crude and product pipeline systems and the 70 Beacon retail stations recently acquired in California. Potential buyers are conducting their reviews and field visits. Based on indicative bids, we believe that the sale of all of these assets could result in proceeds exceeding $200 million.

 We have reduced our planned capital expenditures for 2002 and 2003, and we continue to review our capital projects and refinery turnaround plans. We expect to spend approximately $250 million for both 2002 and 2003, including refinery turnaround costs. We spent $61 million in the second quarter and $133 million during the six months ended June 30, 2002, including refinery turnaround costs.

We also expect to reduce our cost structure by $75 million over the next two years. Although we are pursuing this program, we expect that the majority of the cost reductions will be realized in 2003.

GOLDEN EAGLE ASSETS ACQUISITION

On May 17, 2002, we acquired the 168,000 barrel-per-day ("bpd") Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the "Golden Eagle Assets") from Ultramar Inc., a subsidiary of Valero Energy Corporation. The cash purchase price for the Golden Eagle Assets was approximately $925 million, including approximately $130 million for feedstock, refined product and other inventories, subject to post-closing adjustments. In addition, we issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. For further information on our financing of the acquisition, see "Capital Resources and Liquidity-Capitalization," herein.

The Golden Eagle Assets increased the size and scope of our operations in California and enables us to increase our yield of higher-value products, increase our processing of heavier lower-cost crude oil, diversify our earnings and geographic exposure, and build a platform for additional growth.

BUSINESS ENVIRONMENT

We operate in an environment where our operating results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the price of refined products can result in changes in refining margins as prices received for refined products may not keep pace with changes in feedstock costs. As part of our marketing program, we also purchase refined products for sale to customers, and fluctuations in price levels can result in changes in product sales margins. Prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. We use the last-in, first-out ("LIFO") method of accounting for inventories of crude oil and refined products in our Refining and Retail segments. This method results in inventory carrying amounts that may be less than current values and costs of sales that more closely represent current costs.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

SUMMARY

Our net loss was $17.9 million ($0.28 net loss per basic share and diluted share) for the three months ended June 30, 2002 ("2002 Quarter") compared with net earnings of $29.5 million ($0.85 per basic share or $0.70 per diluted share) for the three months ended June 30, 2001 ("2001 Quarter"). For the year-to-date periods, our net loss was $73.5 million ($1.30 net loss per basic share and diluted share) for the six months ended June 30, 2002 ("2002 Period"), compared with net earnings of $51.2 million ($1.46 per basic share or $1.22 per diluted share) for the six months ended June 30, 2001 ("2001 Period"). The net loss for the 2002 Quarter and 2002 Period was primarily the result of weak margins in each of our operating segments, which are discussed below, and additional interest and financing costs related to acquisitions in the second half of 2001 and in May 2002. Financing and integration costs primarily associated with the acquisition of the Golden Eagle Assets resulted in charges of approximately $7 million pretax, or $0.06 per share, in the 2002 Quarter and $17 million pretax, or $0.18 per share, in the 2002 Period.

A discussion and analysis of the factors contributing to our results of operations are presented below. The accompanying Condensed Consolidated Financial Statements and related Notes, together with the following information, are intended to provide investors with a reasonable basis for assessing our operations, but should not serve as the only criteria for predicting our future performance.

REFINING SEGMENT

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     ----------------------------    ----------------------------
(DOLLARS IN MILLIONS EXCEPT PER BARREL AMOUNTS)          2002             2001           2002            2001
                                                     ------------    ------------    ------------    ------------
REVENUES
     Refined products (a) ........................   $    1,564.8    $    1,156.1    $    2,651.1    $    2,249.4
     Crude oil resales and other .................           97.0            61.0           188.4           120.8
                                                     ------------    ------------    ------------    ------------
         Total Revenues ..........................   $    1,661.8    $    1,217.1    $    2,839.5    $    2,370.2
                                                     ============    ============    ============    ============

REFINING THROUGHPUT (thousand bpd)
     Pacific Northwest
         Washington ..............................          116.9           125.0           101.0           119.6
         Alaska ..................................           59.7            45.0            55.0            45.3
     Mid-Pacific
         Hawaii ..................................           88.5            89.5            85.2            88.1
     Mid-Continent
         North Dakota ............................           52.1              --            50.8              --
         Utah ....................................           55.4              --            51.3              --
     California (b) ..............................           60.2              --            30.3              --
                                                     ------------    ------------    ------------    ------------
              Total Refining Throughput ..........          432.8           259.5           373.6           253.0
                                                     ============    ============    ============    ============

% HEAVY CRUDE OIL OF TOTAL REFINERY THROUGHPUT ...             45%             45%             41%             51%
                                                     ============    ============    ============    ============

YIELD (thousand bpd) (b)
     Gasoline and gasoline blendstocks ...........          204.1            91.7           161.3            90.1
     Jet fuel ....................................           69.3            58.1            65.7            58.1
     Diesel fuel .................................           76.8            44.9            64.9            39.6
     Heavy oils, residual products and other .....           97.4            71.2            91.6            72.0
                                                     ------------    ------------    ------------    ------------
         Total Yield .............................          447.6           265.9           383.5           259.8
                                                     ============    ============    ============    ============

GROSS REFINING MARGIN ($/throughput barrel) (c)
     Pacific Northwest ...........................   $       5.86    $       8.16    $       4.81    $       8.10
     Mid-Pacific .................................   $       3.00    $       4.84    $       3.40    $       5.38
     Mid-Continent ...............................   $       5.53    $         --    $       4.35    $         --
     California (b) ..............................   $       9.16    $         --    $       9.16    $         --
              Total Gross Refining Margin ........   $       5.67    $       7.01    $       4.72    $       7.15

SEGMENT OPERATING INCOME
     Gross refining margins (after inventory
         changes) (c) (d) ........................   $      218.4    $      164.7    $      323.6    $      328.1
     Expenses  (e) ...............................          164.0            99.7           289.7           204.4
     Depreciation and amortization (f) ...........           17.6             7.6            32.9            15.5
                                                     ------------    ------------    ------------    ------------
              Segment Operating Income ...........   $       36.8    $       57.4    $        1.0    $      108.2
                                                     ============    ============    ============    ============

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           ---------------------------   ---------------------------
(DOLLARS IN MILLIONS EXCEPT PER BARREL AMOUNTS)                2002           2001           2002           2001
                                                           ------------   ------------   ------------   ------------
PRODUCT SALES (thousand bpd) (a) (g)
     Gasoline and gasoline blendstocks .................          254.3          140.4          231.3          139.7
     Jet fuel ..........................................           95.7           78.8           91.9           78.0
     Diesel fuel .......................................           99.7           62.5           97.6           59.0
     Heavy oils, residual products and other ...........           74.3           57.1           66.9           58.7
                                                           ------------   ------------   ------------   ------------
              Total Product Sales ......................          524.0          338.8          487.7          335.4
                                                           ============   ============   ============   ============

PRODUCT SALES MARGIN ($/barrel) (g)
     Average sales price ...............................   $      32.66   $      37.50   $      30.03   $      37.04
     Average costs of sales ............................          28.09          32.18          26.28          31.66
                                                           ------------   ------------   ------------   ------------
              Product Sales Margin .....................   $       4.57   $       5.32   $       3.75   $       5.38
                                                           ============   ============   ============   ============

----------

(a) Includes intersegment sales to our Retail segment at prices which approximate market of $215.1 million and $72.6 million for the three months ended June 30, 2002 and 2001, respectively and $366.7 million and $129.2 million for the six months ended June 30, 2002 and 2001, respectively.

(b) Volumes and margins for 2002 include amounts for the California operations since acquisition on May 17, 2002 averaged over the periods presented. Throughput and yield averaged over the 45 days of operation were 121,800 bpd and 130,400 bpd, respectively.

(c) The value of internally produced fuel is included in the gross refining margin, offset by a charge to refinery manufacturing expense. Total gross refining margin per barrel, net of the value of internally produced fuel, would have been $4.60 and $5.86 for the three months ended June 30, 2002 and 2001, respectively, and $3.73 and $5.93 for the six months ended June 30, 2002 and 2001, respectively.

(d) Approximates total refining throughput multiplied by the gross refining margin, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Refined product inventories increased by 3.8 million barrels (including the Golden Eagle acquisition) and 0.4 million barrels during the 2002 Quarter and 2001 Quarter, respectively, and increased 2.4 million barrels (including the Golden Eagle acquisition) during the 2002 Period and decreased 0.1 million barrels during the 2001 Period. Gross refining margins include the effect of intersegment sales to the Retail segment at prices which approximate market.

(e) Includes manufacturing costs per throughput barrel of $3.36 and $2.94 for the three months ended June 30, 2002 and 2001, respectively, and $3.31 and $3.19 for the six months ended June 30, 2002 and 2001, respectively. Manufacturing costs include non-cash amortization of maintenance turnaround costs of $0.11 per barrel (aggregate $4.2 million) and $0.19 per barrel (aggregate $4.4 million) for the three months ended June 30, 2002 and 2001, respectively, and $0.12 per barrel (aggregate $8.4 million) and $0.19 per barrel (aggregate $8.6 million) for the six months ended June 30, 2002 and 2001, respectively. Manufacturing costs also include the cost of internally produced fuel of $1.07 per barrel and $1.15 per barrel for the three months ended June 30, 2002 and 2001, respectively, and $0.99 per barrel and $1.22 per barrel for the six months ended June 30, 2002 and 2001, respectively.

(f) Includes manufacturing depreciation per throughput barrel of approximately $0.44 and $0.22 for the three months ended June 30, 2002 and 2001, respectively, and $0.42 and $0.24 for the six months ended June 30, 2002 and 2001, respectively.

(g) Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001. Operating income from our Refining segment was $36.8 million in the 2002 Quarter compared to $57.4 million for the 2001 Quarter. Our results for the 2002 Quarter included amounts from acquired operations since the dates of acquisition. We acquired the Mid-Continent operations in September 2001 and the California refinery in mid-May 2002.

The $20.6 million decrease in our operating income was primarily due to weak refined product margins in the 2002 Quarter. Our total refinery system gross margins averaged $5.67 per barrel, a 19% decrease from the prior year quarter, reflecting lower margins in our Pacific Northwest and Mid-Pacific regions, which on a per-barrel basis declined 28% and 38%, respectively. Industry margins declined primarily due to high industry inventory levels, rising crude oil prices and increased competition from product imports. Warmer winter weather, reduced jet fuel demand and lower natural gas prices impacted overall industry inventory levels and margins for distillates and other related fuel oil products. In addition, our margins were negatively impacted due to tightening of the light to heavy crude oil differential, primarily affecting our Pacific Northwest region.

On an aggregate basis, our total gross refining margins increased 33% from the 2001 Quarter to $218.4 million in the 2002 Quarter, reflecting throughput volumes from the Mid-Continent and California refineries, which added 167,700 bpd to our total refinery system throughput in the 2002 Quarter.

Revenues from sales of refined products increased 35% to $1,564.8 million in the 2002 Quarter, from $1,156.1 million in the 2001 Quarter, due to increased sales volumes from the Mid-Continent and California refineries, partly offset by lower product prices. Total product sales averaged 524,000 bpd in the 2002 Quarter, an increase of 55% from the 2001 Quarter, while average product prices dropped 13% to $32.66 per barrel. The increase in other revenues was primarily due to higher crude oil resales which totaled $97 million in the 2002 Quarter compared to $59 million in the 2001 Quarter. The increase in costs of sales was due to the increased throughput resulting from the Mid-Continent and California refineries, largely offset by lower prices for feedstocks and product supply compared with the 2001 Quarter.

Expenses, excluding depreciation, increased by 64% to $164.0 million in the 2002 Quarter, primarily due to additional operating expenses of approximately $72 million from the Mid-Continent and California refineries. Excluding these new operations, expenses decreased 8% from the 2001 Quarter, primarily the result of lower costs for utilities and fuel. Depreciation and amortization increased to $17.6 million, primarily due to depreciation and amortization of $8.9 million from the Mid-Continent and California refineries.

The newly-acquired California operations contributed approximately $13 million to our operating income (Refining and Retail) even though the refinery was in a major maintenance turnaround for most of the month of June. Our total refinery system capacity of 558,000 bpd is available with the completion of the turnaround at the California refinery. Actual throughput rates, however, during the remainder of 2002 will be dependent on the margin environment and seasonal demand.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001. Operating income for the Refining segment was $1.0 million in the 2002 Period compared to $108.2 million for the 2001 Period. The decrease was mainly driven by weaker refined product margins, as discussed above. In addition, operating income was impacted by scheduled downtime at our Washington refinery and unscheduled downtime at our Washington and Utah refineries in the first quarter of 2002. Our results for the 2002 Period include the Mid-Continent refineries which we acquired in September 2001 and the California refinery acquired in mid-May 2002.

Our gross refining margin decreased to $323.6 million in the 2002 Period, from $328.1 million in the 2001 Period, reflecting lower per-barrel refining margins at our Pacific Northwest and Mid-Pacific refineries, largely offset by increased throughput volumes from the Mid-Continent and California refineries. Due to the scheduled turnaround at the Washington refinery during the 2002 first quarter, we were not able to process a higher percentage of lower-cost heavy crude oil, which represented 36% of refining throughput in the 2002 first quarter, compared with 56% in the 2001 first quarter. We estimate that our gross refining margin would have been $20 million higher had the Washington refinery been fully operational during the 70-day turnaround, during which the heavy oil conversion project was completed.

Revenues from sales of refined products increased 18% to $2,651.1 million in the 2002 Period, from $2,249.4 million in the 2001 Period due to increased sales volumes from the Mid-Continent and California refineries which added 132,400 bpd to our total refinery system throughput offset by lower product prices. Total product sales averaged 487,700 bpd in the 2002 Period, an increase of 45% from the 2001 Period, while average product prices dropped 19% to $30.03 per barrel. The increase in other revenues was primarily due to higher crude oil resales which totaled $188 million in the 2002 Period compared to $117 million in the 2001 Period. The increase in costs of sales was due to the increased throughput resulting from the Mid-Continent and California refineries largely offset by lower prices for feedstocks and product supply compared with the 2001 Period.

Expenses, excluding depreciation, increased by 42% to $289.7 million in the 2002 Period, primarily due to additional operating expenses of approximately $107 million from the Mid-Continent and California refineries. Excluding these new operations, expenses decreased 11% from the 2001 Period, primarily the result of lower costs for utilities and fuel partially offset by expenses of approximately $3 million due to the unscheduled downtime at the Washington and Utah refineries. Depreciation and amortization increased to $32.9 million, primarily due to depreciation and amortization of $14.9 million from the Mid-Continent and California refineries.

RETAIL SEGMENT

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                           -----------------------------    -----------------------------
(Dollars in millions except per gallon amounts)                2002             2001            2002             2001
                                                           ------------     ------------    ------------     ------------
REVENUES
   Fuel ................................................   $      234.4     $       91.5    $      402.3     $      162.6
   Merchandise and other ...............................           33.2             16.2            56.0             29.5
                                                           ------------     ------------    ------------     ------------
         Total Revenues ................................   $      267.6     $      107.7    $      458.3     $      192.1
                                                           ============     ============    ============     ============

FUEL SALES (millions of gallons) .......................          202.3             74.1           374.8            135.3
FUEL MARGIN ($/gallon) .................................   $       0.10     $       0.25    $       0.09     $       0.25
MERCHANDISE MARGIN (in millions) .......................   $        8.3     $        4.8    $       14.0     $        8.8
MERCHANDISE MARGIN (percent of sales) ..................             26%              31%             26%              31%
AVERAGE NUMBER OF STATIONS (during the period) .........            709              289             696              284

SEGMENT OPERATING INCOME (LOSS)
     Gross Margins
         Fuel (a) ......................................   $       19.3     $       18.9    $       35.6     $       33.4
         Merchandise and other non-fuel margin .........            9.8              5.4            16.7              9.9
                                                           ------------     ------------    ------------     ------------
              Total gross margins ......................           29.1             24.3            52.3             43.3
     Expenses ..........................................           32.6             15.1            62.1             29.3
     Depreciation and amortization .....................            3.9              1.9             7.3              4.7
                                                           ------------     ------------    ------------     ------------
         Segment Operating Income (Loss) ...............   $       (7.4)    $        7.3    $      (17.1)    $        9.3
                                                           ============     ============    ============     ============

---------

(a) Includes the effect of intersegment purchases from our Refining segment at prices which approximate market.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001. The operating loss for our Retail segment was $7.4 million in the 2002 Quarter, compared to operating income of $7.3 million in the 2001 Quarter. Total gross margins increased 20% to $29.1 million from $24.3 million during the 2002 Quarter reflecting increased sales volume, offset largely by lower fuel margins per gallon. Fuel margin decreased to $0.10 per gallon in the 2002 Quarter from $0.25 per gallon in the 2001 Quarter, reflecting continued competitive price pressures and changes in the geographic mix of our Retail sites. Total gallons sold increased to 202.3 million, reflecting the increase in average station count to 709 in the 2002 Quarter from 289 in the 2001 Quarter. This increase was primarily due to the Mid-Continent operations acquired in September 2001 and the California operations acquired in mid-May 2002.

Revenues on fuel sales grew to $234.4 million in the 2002 Quarter, from $91.5 million in the 2001 Quarter, while merchandise and other revenues more than doubled to $33.2 million. Merchandise margin decreased, however, as a percent of sales, reflecting changes in the mix of merchandise offerings. With our increased number of stations, expenses and depreciation also doubled to $32.6 million and $3.9 million, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001. The operating loss for our Retail segment was $17.1 million in the 2002 Period, compared to operating income of $9.3 million in the 2001 Period. Total gross margins increased 21% to $52.3 million from $43.3 million during the 2002 Period reflecting increased sales volume, offset largely by lower fuel margins per gallon. Fuel margin decreased to $0.09 per gallon in the 2002 Period from $0.25 per gallon in the 2001 Period, reflecting continued competitive price pressures and changes in the geographic mix of our Retail sites. Total gallons sold increased to 374.8 million, reflecting the increase in average station count to 696 in the 2002 Period from 284 in the 2001 Period. This increase was primarily due to the Mid-Continent operations acquired in September 2001 and the California operations acquired in mid-May 2002.

Revenues on fuel sales grew to $402.3 million in the 2002 Period, from $162.6 million in the 2001 Period, while merchandise and other revenues increased by 90% to $56.0 million. Merchandise margin decreased, however, as a percent of sales, reflecting changes in the mix of merchandise offerings. With our increased number of stations, expenses more than doubled to $62.1 million and depreciation increased to $7.3 million in the 2002 Period.


MARINE SERVICES SEGMENT

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                     ------------------------------    ------------------------------
                                                         2002              2001             2002            2001
                                                     -------------    -------------    -------------    -------------
                                                                        (DOLLARS IN MILLIONS)
Revenues
     Fuels .......................................   $        25.7    $        39.2    $        46.2    $        78.3
     Lubricants and other ........................             3.2              4.0              6.7              7.8
     Services ....................................             2.5              4.4              5.0              7.9
     Other income (loss) .........................              --             (0.2)            (0.1)            (0.2)
                                                     -------------    -------------    -------------    -------------
         Total Revenues ..........................            31.4             47.4             57.8             93.8
     Costs of Sales ..............................            24.0             35.6             42.8             70.9
                                                     -------------    -------------    -------------    -------------
         Gross Profit ............................             7.4             11.8             15.0             22.9
Expenses .........................................            (6.6)            (7.8)           (13.1)           (15.5)
Depreciation and Amortization ....................            (0.7)            (0.7)            (1.4)            (1.4)
                                                     -------------    -------------    -------------    -------------
     Segment Operating Income ....................   $         0.1    $         3.3    $         0.5    $         6.0
                                                     =============    =============    =============    =============

Sales Volumes (millions of gallons)
     Fuels, primarily diesel .....................            34.5             45.1             66.1             87.4
     Lubricants ..................................             0.4              0.5              0.9              1.0

Marine Services operating income decreased by $3.2 million and $5.5 million during the 2002 Quarter and 2002 Period, respectively. Lower sales volumes and service revenues contributed to this decrease. The Marine Services segment is largely dependent on the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The significant decline in industry drilling activity negatively impacted our Marine Services sales and operating income during the 2002 Quarter and 2002 Period.

Revenues decreased $16.0 million and $36.0 million from the 2001 Quarter and 2001 Period, respectively, reflecting lower fuel sales prices and fuel volumes. The decrease in costs of sales also reflected the lower prices for fuel supply and lower volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $11.6 million and $26.6 million during the 2002 Quarter and 2002 Period, respectively. The increases were partially due to higher expenses in the Refining and Retail segments associated with the Mid-Continent and California operations of $4.4 million and $8.6 million during the 2002 Quarter and 2002 Period, respectively. Corporate expenses accounted for $7.4 million and $13.5 million of the increase during the 2002 Quarter and 2002 Period, respectively, resulting from acquisition and integration costs, as well as higher employee costs and professional fees.

INTEREST AND FINANCING COSTS

Interest and financing costs, net of capitalized interest, increased by $35.0 million and $57.8 million during the 2002 Quarter and 2002 Period, respectively. The increases were primarily due to the additional debt we incurred in 2001 and 2002 in connection with our acquisitions of the Mid-Continent and California operations. We also expensed $3.5 million and $12.6 million in the 2002 Quarter and 2002 Period, respectively, related to bridge and other financing fees for the acquisition of the Golden Eagle Assets.

INCOME TAX PROVISION (BENEFIT)

The income tax benefit amounted to $11.9 million and $49.1 million for the 2002 Quarter and 2002 Period, respectively, compared to the income tax provisions of $19.7 million and $34.3 million for the 2001 Quarter and 2001 Period, respectively. The benefits reflected the pretax losses for the 2002 Quarter and 2002 Period. The tax benefit from these losses is included in receivables in the accompanying condensed balance sheet as of June 30, 2002. The combined Federal and state effective income tax rate was approximately 40% in both the 2002 and 2001 Quarters and the 2002 and 2001 Periods.

CAPITAL RESOURCES AND LIQUIDITY

We operate in an environment where our liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. See "Forward-Looking Statements" on page 31 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our senior secured credit facility and other sources of capital, will be affected by these conditions.

OVERVIEW

Our primary sources of liquidity have been cash flows from operations, issuance of equity and debt, and borrowing availability under revolving lines of credit. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements for existing operations. Currently we have no plans to issue additional debt or equity securities.

We ended the second quarter of 2002 with $43.0 million of cash and cash equivalents on our balance sheet, no borrowings and less than $2 million in outstanding trade letters of credit under our revolving credit facility. Because of the current weakness in industry refinery margins, economic uncertainty, stock market weakness, and the recent collapse of some large U.S. corporations, we, like many other companies, have seen a tightening of the trade credit we receive while we have tightened the trade credit we extend. Under current economic conditions and in light of the general uncertainty which surrounds business, we cannot give assurance that the credit we extend or the trade credit extended to us will not be further tightened. We continue to operate at optimal production levels considering current market conditions, through our management of working capital, capital expenditures, available lines of trade credit and operating cash flows. We believe that we will be able to continue to run our refineries at optimal production levels, based on market conditions.

CAPITALIZATION

Our capital structure at June 30, 2002 was comprised of the following (in millions):

Debt and other obligations, including current maturities:
   Senior Secured Credit Facility - Tranche A Term Loan ...............   $        231
   Senior Secured Credit Facility - Tranche B Term Loan ...............            796
   Senior Secured Credit Facility - Revolver ..........................             --
   9-5/8% Senior Subordinated Notes due 2012 ..........................            450
   9-5/8% Senior Subordinated Notes due 2008 ..........................            215
   9% Senior Subordinated Notes due 2008 ..............................            298
   Junior subordinated notes ..........................................             62
   Other debt, primarily capital leases ...............................              8
                                                                          ------------
      Total debt and other obligations ................................          2,060
    Common stockholders' equity .......................................            931
                                                                          ------------
      Total Capitalization ............................................   $      2,991
                                                                          ============

At June 30, 2002, our debt to capitalization ratio was 69% compared with 60% at year-end 2001, primarily reflecting additional borrowings under our amended and restated senior secured credit facility and the issuance of $450 million aggregate principal amount of 9-5/8% senior subordinated notes due 2012, partially offset by the public equity offering of 23 million shares of common stock.

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

The indentures limit our subsidiaries' ability to create restrictions on making certain payments and distributions. In addition, our senior secured credit facility contains other and more restrictive covenants, including the prohibition on making voluntary or optional prepayments of certain of our indebtedness. Under our senior secured credit facility, we are required to comply with specified financial covenants, including maintaining specified levels of consolidated leverage and interest and fixed charge coverages and limiting our senior debt to capital ratio. These financial ratios become more restrictive over the life of our senior secured credit facility. For further information on our capital structure, see Note D of Notes to Condensed Consolidated Financial Statements in Part I, Item I.

SENIOR SECURED CREDIT FACILITY

On May 17, 2002, we amended and restated our senior secured credit facility to increase the facility to $1.275 billion from $1.0 billion to partially fund the acquisition of the Golden Eagle Assets. As of June 30, 2002, the senior secured credit facility consisted of a five-year $225 million revolving credit facility (with a $150 million sublimit for letters of credit), a five-year tranche A term loan and a six-year tranche B term loan. As of June 30, 2002, we had no borrowings and $3.7 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit available of $221.3 million. In addition to the senior secured credit facility, in June 2002, we obtained a $20 million secured letter of credit line with a bank, under which no amounts were outstanding as of June 30, 2002.

The senior secured credit facility is guaranteed by substantially all of our active domestic subsidiaries and is secured by substantially all of our material present and future assets, as well as all material present and future assets of our domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets), and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of our current and future foreign subsidiaries.

The senior secured credit facility requires us to meet certain financial covenants, some of which use a measure of cash flow called EBITDA, as defined in the senior secured credit facility. The financial covenants specify thresholds of the following ratios which use EBITDA: senior debt to EBITDA, EBITDA to fixed charges and EBITDA to interest expense. The initial calculations of these ratios are to be made in relation to the four quarters ending September 30, 2002 (with a provision to annualize Golden Eagle EBITDA based on the period of time owned by us). In addition, the financial covenants set a maximum threshold for a total senior debt to total capitalization ratio, as defined in the senior secured credit facility, each quarter-end commencing with June 30, 2002. For the quarter ended June 30, 2002, the financial covenants also required us to have consolidated EBITDA of at least $40 million.

We satisfied all of the financial covenants under the senior secured credit facility for the quarter ended June 30, 2002. However, continued compliance with the financial covenants cannot be assured. Many of the financial covenants require EBITDA levels that cannot be achieved unless the current margin environment improves. Although margins typically improve in the third quarter due to seasonal factors, we believe that it is prudent to seek an amendment to our senior secured credit facility and have initiated discussions with our lenders to amend the financial covenants to levels that reflect the potential for a continued weak margin environment. We have no reason to believe that we will not be able to obtain an amendment to the financial covenants and, accordingly, expect to be in compliance with our covenants in the future.

The senior secured credit facility also contains a provision that requires us to consummate one or more transactions resulting in the receipt of net proceeds of at least $125 million by December 31, 2002 from the sale of assets or the sale of common stock, preferred stock mandatorily convertible into common stock within three years of the date of its issuance, or other equity acceptable to the majority of agent banks. Fifty percent of the net proceeds are required to be applied to prepay the term loans and the remaining fifty percent of the net proceeds shall be applied to prepay any outstanding revolving credit facility loans, none of which were outstanding at June 30, 2002. If any of such net proceeds remain after prepaying the outstanding revolving credit facility loans, such remaining amount up to $62.5 million shall be deposited in an account that shall be pledged to the banks but may be used for general corporate purposes, including but not limited to working capital and capital expenditures. To the extent there is still a cash balance in the account at such time as our debt-to-capital ratio falls below 0.55 to 1.00, the funds will become available to us for any purpose, including to further pay down debt. The senior secured credit facility also limits our capital expenditures to no more than $275 million in 2002 and $302.5 million in 2003 and thereafter unless our debt-to-capital ratio falls below 0.58 to 1.00.

The senior secured credit facility contains other covenants and restrictions customary in credit arrangements of this kind. The terms allow for payment of cash dividends on our common stock and repurchase of shares of our common stock, not to exceed $15 million in any year.

Borrowing rates under our senior secured credit facility are based on a pricing grid. At June 30, 2002, interest rates were 4.84% to 4.86% on the tranche A term loan and 6.5% on the tranche B term loan. Borrowings bear interest at either a base rate (4.75% at June 30, 2002) or a eurodollar rate (ranging from 1.84% to 1.86% at June 30, 2002), plus an applicable margin. The applicable margin at June 30, 2002 for the tranche A term loan and the revolving credit facility was 2.0% in the case of the base rate and 3.0% in the case of the eurodollar rate. The applicable margin for the tranche B term loan was 2.5% in the case of the base rate and 3.5% in the case of the eurodollar rate. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. These margins are the highest margins applicable to the respective base and eurodollar rates and will vary in relation to ratios of our consolidated total senior debt to consolidated EBITDA, as defined in our senior secured credit facility. In addition, at any time during which the senior secured credit facility is rated at least BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service, Inc., each applicable margin, other than in one instance with respect to the tranche B term loan, will be reduced by 0.125%. We are also charged various fees and expenses in connection with the senior secured credit facility, including commitment fees and various letter of credit fees.

SENIOR SUBORDINATED NOTES DUE 2012

On April 9, 2002, we issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 ("2012 Notes") through a private offering eligible for Rule 144A and Regulation S. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by us after five years at declining premiums. In addition, for the first three years, we may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with proceeds of certain equity issuances. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature. The 2012 Notes are guaranteed by substantially all of our active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest were used to partially fund the acquisition of the Golden Eagle Assets.

JUNIOR SUBORDINATED NOTES

In connection with the Golden Eagle Assets acquisition, we issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and (ii) a $50 million junior subordinated note, due July 2012, which has no interest payment in year one and bears interest at 7.47% for the second through the fifth years and 7.5% interest rate for years six through ten. The two junior subordinated notes with face amounts of $100 million and $50 million were recorded at a combined present value of approximately $61 million, discounted at a rate of 15.625% and 14.375%, respectively.

EQUITY OFFERING

On March 6, 2002, we completed an underwritten public offering of 23 million shares of our common stock. The net proceeds from the stock offering of $245.1 million, after deducting underwriting fees and offering expenses, were used to partially fund the acquisition of the Golden Eagle Assets.

CASH FLOW SUMMARY

Components of our cash flows are set forth below (in millions):

                                                                               SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ------------    ------------
Cash Flows From (Used In):
  Operating Activities ...............................................   $      (24.3)   $       23.2
  Investing Activities ...............................................       (1,042.0)          (79.4)
  Financing Activities ...............................................        1,057.4            44.0
                                                                         ------------    ------------
Decrease in Cash and Cash Equivalents ................................   $       (8.9)   $      (12.2)
                                                                         ============    ============

Net cash used in operating activities during the 2002 Period totaled $24 million, compared to $23 million from operating activities in the 2001 Period. The decrease was primarily due to lower earnings before depreciation and amortization and payments for scheduled refinery turnarounds partly offset by lower working capital requirements. Net cash used in investing activities of $1 billion in the 2002 Period included $934 million for the acquisition of the Golden Eagle Assets and $96 million for capital expenditures. Net cash from financing activities of $1 billion in the 2002 Period included net proceeds of $245 million from our equity offering, net proceeds of $441 million from our notes offering and borrowings of $425 million under the senior secured credit facility, partly offset by repayments of debt and financing costs. Gross borrowings and repayments under revolving credit lines amounted to $514 million during the 2002 Period. Working capital totaled $467 million at June 30, 2002 compared to $340 million at year-end 2001, reflecting increases related to the Golden Eagle acquisition.

CAPITAL SPENDING

We have been revising our 2002 capital spending plans in response to the weaker refining and retail margin environment. We have reduced our spending plans for discretionary projects while maintaining spending to meet environmental, safety, regulatory and other operational requirements. We currently estimate that our 2002 capital spending will total approximately $250 million, including $42 million for refinery maintenance turnarounds.

During the 2002 Period, our capital expenditures totaled $96 million, which included $21 million for completion of the heavy oil conversion project at our Washington refinery and $25 million for retail marketing programs. In addition, we spent approximately $10 million at our California refinery, including $5 million for a project to meet CARB III gasoline production requirements and $4 million to complete a nitrogen oxide emissions control project. Other capital spending was primarily for various refinery improvements and environmental requirements.

During the remainder of 2002, we expect to spend approximately $70 million for environmental projects at our refineries, primarily for the CARB III and other projects at our California refinery. Although we reduced our 2002 capital spending for retail projects, we expect to spend approximately $15 million during the remainder of 2002 for our branded dealer network and our Mirastar brand sites at Wal-Mart locations.

We expect to fund the 2002 capital spending program primarily from cash flow from operations, including benefits from our working capital reductions, cost savings and acquisition synergies. In addition, proceeds from asset dispositions and, if needed, borrowings under our revolving credit facility, could supplement funding for these expenditures. The volatility of certain commodity prices could reduce our cash flows from operations and may require us to further reduce discretionary capital expenditures.

MAJOR MAINTENANCE COSTS

We completed our scheduled turnaround of certain processing units at our Golden Eagle refinery in the 2002 Quarter at a total estimated cost of $15 million. We completed a scheduled turnaround of the Washington refinery in the first quarter of 2002 at a total cost of $25 million, of which $19 million was spent in 2002. Amortization of turnaround costs, other major maintenance projects and catalysts is projected to total approximately $27 million in 2002, of which $11 million was amortized in the 2002 Period.

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

Environmental Remediation Liabilities

Soil and groundwater conditions at the Golden Eagle refinery (including the Amorco terminal and the coke terminal) may entail substantial expenditures over time. Although existing information is limited, our preliminary estimate of costs to address soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $65 million, of which approximately $43 million is anticipated to be incurred through 2006 and the balance afterwards. Management believes that we will be entitled to indemnification for approximately $59 million of such costs, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements.

We are currently involved in remedial responses and have incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of our own properties. At June 30, 2002, our accruals for environmental expenses totaled $42 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, we believe these accruals are adequate.

Environmental Capital

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring a reduction in the sulfur content in gasoline by January 1, 2004. To meet the revised gasoline standard, we expect to make capital improvements of approximately $65 million through 2006 and $15 million in years after 2006.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. We expect to spend approximately $59 million in capital improvements through 2006 and $30 million in years after 2006 to meet the new diesel fuel standards.

The Golden Eagle refinery will require substantial expenditures to meet California's CARB III gasoline requirements, including the mandatory phase out of using the oxygenate known as MTBE, by the end of 2003. We expect to spend approximately $74.5 million in 2002 and 2003 to comply with these requirements, of which approximately $5 million was spent in the second quarter of 2002. We expect to complete the project in the first quarter of 2003.

We expect to spend approximately $35 million in additional capital improvements through 2006 to comply with the second phase of the Refinery MACT II regulations promulgated in April 2002. The Refinery MACT II regulations will require new emission controls at certain processing units at several of our refineries. We are currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

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

We anticipate the capital expenditures addressing environmental issues at the Golden Eagle refinery (including expenditures for work completed during the second quarter of 2002 to comply with the California Bay Area Air Quality Management District's requirements for controlling emissions of nitrogen oxides, the Regional Water Quality Control Boards' order requiring piping upgrades and requirements as a result of a settlement of a lawsuit by a citizens' group concerning coke dust emissions from the refinery's Pittsburg Dock loading facility) will total approximately $17 million during 2002, of which approximately $4 million was spent in the second quarter of 2002. We will need to spend additional amounts for capital expenditures on similar projects at the Golden Eagle refinery estimated at approximately $96 million in years 2003 through 2006 and $90 million beyond 2006. In addition, we may choose to spend additional discretionary amounts.

We anticipate that we will make additional environmental capital improvements of approximately $9 million in 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2002 Period, we spent approximately $3 million on these environmental capital projects.

Conditions that require additional expenditures may transpire for our various sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state and federal requirements. We cannot currently determine the amount of these future expenditures.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on our future results of operations and financial condition.

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retained the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changed the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. This new standard had no impact on our consolidated financial statements during the first six months of 2002.

In April 2002, the FASB issued SFAS No.145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard have been effective for us as of May 15, 2002 and did not have a significant impact on our financial condition or results of operations.

In June 2002, the FASB issued FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on our future results of operations and financial condition.

In June 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. In addition, entities should disclose the gross transaction volumes for those energy trading contracts that are physically settled. We believe that we have a limited number of transactions that could be considered energy trading contracts. Such transactions are generally settled with physical product or crude oil deliveries. We are currently evaluating the impact of this statement to determine whether it will have a material effect on reported revenues and costs of sales. This EITF consensus will be effective for us in the third quarter of 2002 and any reclassification that may be made will not have an impact on our financial position or net earnings.

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we would be required to write off the unamortized carrying value of deferred major maintenance costs and expense future costs as incurred. At June 30, 2002, deferred major maintenance costs totaled $60 million.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-Q and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, throughput, expectations regarding the acquisitions, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, potential dispositions, future operations, margins, profitability, liquidity and capital resources. We have used the words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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

         o changes in our cash flow from operations, liquidity and capital requirements;

         o our ability to successfully integrate acquisitions including the Pipeline System and the Golden Eagle Assets;

         o        our ability to complete future strategic dispositions;

         o        our ability to achieve our debt reduction goal;

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

         o        actions of customers and competitors;

         o weather conditions affecting our operations or the areas in which our products are marketed; and

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

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. In our Refining and Retail segments, inventories of refinery feedstocks and refined products totaled 21.8 million and 17.2 million barrels at June 30, 2002 and December 31, 2001, respectively. The average cost of our refinery feedstocks and refined product as of June 30, 2002 was $22.90 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis, as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked to market with changes in the fair value of the derivatives recognized in earnings. At June 30, 2002, we had open futures positions for 253,000 barrels of gasoline and heating oil which expire in the third quarter of 2002. Recording the fair value of these positions resulted in a mark-to-market loss of $0.1 million during the three months ended June 30, 2002. We believe that any potential impact from these activities will not result in a material adverse effect on our results of operations, financial position or cash flows.

INTEREST RATE RISK

At June 30, 2002, we had $1.027 billion of outstanding floating-rate debt under the senior secured credit facility and $1.033 billion of fixed-rate debt. The weighted average interest rate on the floating-rate debt was 6.1% at June 30, 2002. The impact on annual cash flow of a 10% change in the floating-rate for our senior secured credit facility (61 basis points) would be approximately $6 million.

The fair market value of our fixed-rate debt at June 30, 2002 was approximately $80 million less than its book value of $1 billion, based on recent transactions and bid quotes for our senior subordinated notes.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            In May 2002, the Company amended and restated its senior secured credit facility which requires the Company to maintain specified levels of interest and fixed charge coverage and sets limitations on the Company's debt-to-capital and senior leverage ratios. The senior secured credit facility contains a provision that requires the Company to consummate one or more transactions resulting in the receipt of net proceeds of at least $125 million by December 31, 2002. The senior secured credit facility also contains other covenants and restrictions customary in credit arrangements of this kind.

            In April 2002, the Company issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due 2012. The indenture for the notes contains covenants and restrictions which are customary for notes of this nature.

            For further information related to restrictions and covenants in the amended and restated senior secured credit facility and the 9-5/8% Senior Subordinated Notes due 2012, see Note D of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contained herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The 2002 Annual Meeting of Stockholders of the Company was held on June 20, 2002.

  (b) The following directors were elected at the 2002 Annual Meeting of Stockholders to hold office until the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set for below:

                       Name                        Votes for             Withheld
                       ----                        ---------             --------
                James F. Clingman, Jr.             55,813,559            3,964,809
                Steven H. Grapstein                55,600,301            4,178,067
                William J. Johnson                 55,601,724            4,176,644
                A. Maurice Myers                   55,499,910            4,278,458
                Donald H. Schmude                  55,608,517            4,169,851
                Bruce A. Smith                     55,815,429            3,962,939
                Patrick J. Ward                    55,830,947            3,947,421

  (c) With respect to an increase in the number of shares which can be granted under the Amended and Restated Executive Long-Term Incentive Plan from 5,250,000 to 7,250,000, there were 46,802,486 votes for; 12,048,696 votes against; 927,186 abstentions; and no broker non-votes.

  (d) With respect to an increase in the number of shares which can be granted under the 1995 Non-Employee Director Stock Option Plan from 150,000 to 300,000, there were 51,280,244 votes for; 7,572,022 votes against; 926,102 abstentions; and no broker non-votes.

  (e) With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2002, there were 57,408,668 votes for; 1,530,903 votes against; 838,797 abstentions; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  On April 9, 2002, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related to a presentation concerning the pending acquisition of the Golden Eagle Assets. The presentation data was filed as an Exhibit under Item 7 of this Form 8-K.

                  On April 22, 2002, an Amendment No. 1 to Current Report on Form 8-K (filed on February 25, 2002) was filed restating in its entirety the Consent of Arthur Andersen LLP included under
                  Item 7 of this Form 8-K.

                  On May 9, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had entered into a second amendment to the asset purchase agreement relating to the purchase agreement for the Golden Eagle Assets. The Second Amendment and the Press Release were filed as Exhibits under Item 7 of this Form 8-K.

                  On May 24, 2002, a Current Report on Form 8-K was filed reporting under Item 2, Acquisition or Disposition of Assets, that the Company completed the acquisition of the Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California. In addition, the Company reported under
                  Item 5, Other Events, that the Company amended and restated its Senior Secured Credit Facility. Included under Item 7 of this Form 8-K were the following: (i) Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets; (ii) $100 million Promissory Note; (iii) $50 million Promissory Note; (iv) Letter to the State of California Department of Justice, Office of the Attorney General; and (v) $1,275,000,000 Amended and Restated Credit Agreement. On July 16, 2002, an Amendment No. 1 to Current Report on Form 8-K was filed providing the Unaudited Financial Statements of Golden Eagle Refining and Marketing Assets Business as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and March 31, 2001 included under Item 7 of this Form 8-K. On July 24, 2002, an Amendment No. 2 to
                  Current Report on Form 8-K was filed providing the Unaudited Pro Forma Combined Condensed Financial Statements as of March 31, 2002 and for the year ended December 31, 2001 and three months ended March 31, 2002 included under Item 7 of this Form 8-K.

                  On June 18, 2002, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, information related to a presentation primarily relating to the Company's debt reduction goal. The presentation data was filed as an Exhibit under Item 7 of this Form 8-K.

                  On July 1, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had issued a press release announcing its goals to reduce debt by $500 million by the end of 2003 and its updated forecast for the second quarter of 2002. The Press Release was filed as an Exhibit under Item 7 of this Form 8-K.

            On August 13, 2002, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, that the Company's Principal Executive Officer and Principal Financial Officer submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460. The statements were filed as Exhibits under Item 7 of this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TESORO PETROLEUM CORPORATION
                                                      REGISTRANT




Date:   August 14, 2002                          /s/ BRUCE A. SMITH
                                         -------------------------------------
                                                   Bruce A. Smith
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer




Date:   August 14, 2002                         /s/ GREGORY A. WRIGHT
                                         -------------------------------------
                                                  Gregory A. Wright
                                              Senior Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.