Form 10-Q
period 2002-09-30
TESORO PETROLEUM CORP /NEW/
filed 2002-11-14
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . to . . . . . . . . . . .

Commission File Number 1-3473

TESORO PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0862768 (I.R.S. Employer Identification No.)

300 Concord Plaza Drive, San Antonio, Texas 78216-6999
(Address of principal executive offices) (Zip Code)

210-828-8484
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

There were 64,609,232 shares of the registrant’s Common Stock outstanding at November 1, 2002.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31.4	$51.9
Receivables, trade, less allowance for doubtful accounts	424.5	362.4
Income taxes receivable	97.2	22.5
Inventories	485.9	431.8
Prepayments and other	33.7	9.4

Total Current Assets	1,072.7	878.0

PROPERTY, PLANT AND EQUIPMENT
Refining	2,398.0	1,522.0
Retail	332.5	228.8
Marine Services	55.3	54.0
Corporate	54.9	47.9

	2,840.7	1,852.7
Less accumulated depreciation and amortization	395.7	330.4

Net Property, Plant and Equipment	2,445.0	1,522.3

OTHER ASSETS
Goodwill	92.3	95.2
Acquired intangibles, net	170.0	73.3
Other, net	163.4	93.5

Total Other Assets	425.7	262.0

Total Assets	$3,943.4	$2,662.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$383.8	$331.2
Accrued liabilities	218.1	172.9
Current maturities of debt	58.1	34.4

Total Current Liabilities	660.0	538.5

DEFERRED INCOME TAXES	156.1	136.9

OTHER LIABILITIES	218.9	117.4

DEBT	1,993.1	1,112.5

COMMITMENTS AND CONTINGENCIES (Note K)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16-2/3; authorized 100,000,000 shares; 66,380,927 shares issued (43,371,825 in 2001)	11.0	7.2
Additional paid-in capital	689.8	448.4
Retained earnings	232.6	321.9
Treasury stock, 1,771,695 common shares (1,958,147 in 2001), at cost	(18.1)	(20.5)

Total Stockholders’ Equity	915.3	757.0

Total Liabilities and Stockholders’ Equity	$3,943.4	$2,662.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES	$2,173.2	$1,412.0	$5,162.1	$3,938.9

COSTS AND EXPENSES
Costs of sales and operating expenses	2,092.5	1,299.8	5,018.9	3,659.0
Selling, general and administrative expenses	31.5	27.6	103.8	73.3
Depreciation and amortization	29.8	12.7	73.5	35.6

OPERATING INCOME (LOSS)	19.4	71.9	(34.1)	171.0

Interest and financing costs, net of capitalized interest	(43.6)	(17.3)	(115.5)	(31.4)
Interest income	0.4	0.1	3.2	0.6

EARNINGS (LOSS) BEFORE INCOME TAXES	(23.8)	54.7	(146.4)	140.2
Income tax provision (benefit)	(8.0)	21.9	(57.1)	56.2

NET EARNINGS (LOSS)	(15.8)	32.8	(89.3)	84.0
Preferred dividends	—	—	—	6.0

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK	$(15.8)	$32.8	$(89.3)	$78.0

NET EARNINGS (LOSS) PER SHARE
Basic	$(0.24)	$0.79	$(1.51)	$2.26
Diluted	$(0.24)	$0.79	$(1.51)	$2.00

WEIGHTED AVERAGE COMMON SHARES
Basic	64.6	41.4	59.2	34.5
Diluted	64.6	41.7	59.2	41.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(89.3)	$84.0
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	73.5	35.6
Amortization of refinery turnarounds and other non-cash charges	40.7	24.9
Deferred income taxes	17.8	17.4
Changes in deferred assets and other liabilities	(39.6)	(7.3)
Changes in current assets and current liabilities:
Receivables, trade	(62.1)	(136.7)
Income taxes receivable	(74.7)	—
Inventories	95.2	0.7
Prepayments and other	(16.0)	0.2
Accounts payable and accrued liabilities	84.3	57.5

Net cash from operating activities	29.8	76.3

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(150.4)	(151.7)
Acquisitions	(931.6)	(669.7)
Other	(14.0)	(15.4)

Net cash used in investing activities	(1,096.0)	(836.8)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering, net of issuance costs of $9.4	440.6	—
Proceeds from Common Stock offering, net of issuance costs of $13.7	245.1	—
Borrowings under term loans	425.0	735.0
Net borrowings under revolving credit facilities	—	43.0
Repayments of term loans and other	(34.9)	(0.9)
Payment of dividends on Preferred Stock	—	(9.0)
Repurchase of Common Stock	—	(3.5)
Financing costs and other	(30.1)	(17.0)

Net cash from financing activities	1,045.7	747.6

DECREASE IN CASH AND CASH EQUIVALENTS	(20.5)	(12.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51.9	14.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31.4	$1.2

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$66.9	$30.0
Income taxes paid	$—	$36.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements and Notes thereto of Tesoro Petroleum Corporation and its subsidiaries (collectively, the “Company” or “Tesoro”) have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. As described in Note C, financial results of the acquired assets have been included in Tesoro’s consolidated results since the date of their acquisition. The Consolidated Balance Sheet at December 31, 2001 has been condensed from the audited Consolidated Financial Statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE B – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are determined by dividing net earnings (loss) applicable to Common Stock by the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents produced anti-dilutive results for the three months and nine months ended September 30, 2002, and was not included in the calculation of diluted earnings per share. For three months ended September 30, 2001, the calculation of diluted earnings per share takes into account the effects of potentially dilutive shares outstanding during the period, principally the maximum shares which would have been issued assuming conversion of stock options. For the nine months ended September 30, 2001, the calculation of diluted earnings per share takes into account both the assumed conversion of Preferred Stock as of the beginning of the period and stock options. The Preferred Stock was converted into 10.35 million shares of Common Stock on July 1, 2001. Earnings (loss) per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic:
Numerator:
Net earnings (loss)	$(15.8)	$32.8	$(89.3)	$84.0
Less dividends on preferred stock	—	—	—	6.0

Net earnings (loss) applicable to common shares	$(15.8)	$32.8	$(89.3)	$78.0

Denominator:
Weighted average common shares outstanding	64.6	41.4	59.2	34.5

Basic Earnings (Loss) Per Share	$(0.24)	$0.79	$(1.51)	$2.26

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted:
Numerator:
Net earnings (loss) applicable to common shares	$(15.8)	$32.8	$(89.3)	$78.0
Plus impact of assumed conversion of preferred stock	—	—	—	6.0

Total	$(15.8)	$32.8	$(89.3)	$84.0

Denominator:
Weighted average common shares outstanding	64.6	41.4	59.2	34.5
Add potentially dilutive securities:
Incremental dilutive shares from assumed exercise of stock options (anti-dilutive in 2002)	—	0.3	—	0.5
Incremental dilutive shares from assumed conversion of preferred stock	—	—	—	6.9

Total diluted shares	64.6	41.7	59.2	41.9

Diluted Earnings (Loss) Per Share	$(0.24)	$0.79	$(1.51)	$2.00

NOTE C – ACQUISITION

On May 17, 2002, the Company acquired the 168,000 barrel-per-day Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the “Golden Eagle Assets”) from Ultramar Inc., a subsidiary of Valero Energy Corporation. The cash purchase price for the Golden Eagle Assets, after certain post-closing adjustments, was approximately $923 million, including approximately $130 million for feedstock, refined product and other inventories. In addition, the Company issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million, with a present value at the acquisition date of approximately $61 million (see Note E). The purchase price was determined as part of a competitive bid process. The Company incurred direct costs related to this transaction of approximately $9 million. The Golden Eagle Assets increased the size and scope of the Company’s operations in California, and enables the Company to increase yield of higher-value products, increase processing of heavier lower-cost crude oil, and diversify earnings and geographic exposure.

In connection with the acquisition of the Golden Eagle Assets, the Company assumed certain related liabilities and obligations (including costs associated with employee benefits, a lease obligation and environmental matters) subject to specific levels of indemnification. As part of the preliminary purchase price allocation, which remains subject to change, the Company has recorded approximately $112 million related to these liabilities. These liabilities include, subject to certain exceptions, certain of the seller’s obligations, liabilities, costs and expenses for environmental compliance matters relating to the assets, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Subject to certain conditions, the Company also assumed the seller’s obligations pursuant to its settlement efforts with the Environmental Protection Agency concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller will retain. See Note K for further information on environmental matters related to the Golden Eagle Assets.

The Company also assumed and took assignment of certain of the seller’s obligations and rights (including certain indemnity rights) arising out of or related to the agreement pursuant to which the seller purchased the refinery in 2000. In addition, upon the acquisition of the Golden Eagle Assets, the Company took assignment from the seller of two environmental insurance policies. The policies provide $140 million of coverage in excess of a $50 million indemnity covering certain environmental liabilities.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective estimated fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. The accompanying financial statements include the results of operations of the Golden Eagle Assets since the date of acquisition.

The following unaudited pro forma financial information for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001 gives effect to the acquisition of the Golden Eagle Assets and related financings, including (i) the March 2002 underwritten public offering of 23 million shares of common stock, (ii) additional borrowings under our amended and restated senior secured credit facility, and (iii) the issuance of the 9-5/8% senior subordinated notes due 2012 (see Notes E and F below), as if each had occurred at the beginning of the periods presented. This pro forma information is based on historical data (in millions except per share amounts) and the Company believes it is not indicative of the results of future operations.

		Nine Months Ended
	Three Months Ended	September 30,
	September 30,
	2001	2002	2001

Revenues	$1,955.2	$5,835.9	$5,556.4
Net earnings (loss)	$51.2	$(135.9)	$164.0
Net earnings (loss) per share:
Basic	$0.80	$(2.10)	$2.75
Diluted	$0.79	$(2.10)	$2.53

NOTE D – POTENTIAL DIVESTITURES

In June 2002, the Company announced a goal to reduce debt by $500 million by the end of 2003. As part of this debt reduction, the Company’s goal is to generate net proceeds of $200 million through asset sales. Furthermore, the Company’s senior secured credit facility, as amended in September 2002, requires the Company to consummate one or more asset sales or equity offerings resulting in the receipt of cumulative net proceeds of at least $175 million by December 31, 2002 and $200 million by March 31, 2003 (including net proceeds received on or before December 31, 2002). See Note E for further information related to the requirements of the Company’s credit facility and use of proceeds.

The assets considered for divestiture initially included the Company’s Marine Services operations, the crude oil and product pipeline systems and associated terminals around the North Dakota refinery and selected retail sites, including the 70 retail stations in California recently acquired as part of the Golden Eagle Assets. The Company has entered into agreements to sell the product pipeline system and four terminals and the 70 retail stations, as discussed below, which the Company believes will close by December 31, 2002. As of September 30, 2002, management had not determined that sales of the Marine Services operations and crude oil pipeline system were probable.

Product Pipeline System

On August 26, 2002, the Company entered into a purchase and sale agreement to transfer ownership of its product pipeline extending from Mandan, North Dakota to Minneapolis and terminals in Jamestown, North Dakota and Moorehead, Sauk Centre and Minneapolis/St. Paul, Minnesota (“Product Pipeline System”) to Williams Pipe Line Company L.P. (“Williams”) for $110 million in cash. The transaction requires regulatory approval. On October 1, 2002, the Company and Williams received a request for additional information from the Federal Trade Commission (“FTC”) under the Hart-Scott-Rodino Antitrust Improvements Act. Both parties have been holding discussions with the FTC to address the FTC’s concerns. While the parties continue discussions with the FTC, under the purchase and sale agreement, Tesoro now has the right to enter into discussions with other potential buyers regarding an alternate transaction.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase and sale agreement with Williams contains a provision that gives the Company the right to repurchase the Product Pipeline System upon certain events of default by Williams for a period of ten years. If this transaction is consummated as currently structured, the Company would account for this transaction using the financing method by recording cash proceeds of $110 million and a corresponding noncurrent liability in the consolidated balance sheet. The transferred assets would continue to be included in Property, Plant and Equipment of the Company and be depreciated over their estimated useful lives. As such, these assets have not been reclassified as “held for sale” in the accompanying condensed consolidated financial statements, but continue to be reflected as “held and used” as of September 30, 2002.

Retail Sites

On November 1, 2002, the Company signed three separate sale and purchase agreements to sell the 70 retail stations in California for $67 million in cash, which includes associated working capital estimated at $5 million. The parties involved in the transactions are USA Petroleum Corporation, Green Valley Gasoline L.L.C. and Nella Oil Company together with Flyers L.L.C. The transactions will not require regulatory approval and are expected to close in December 2002. The 70 retail stations were acquired in May 2002 as part of the Golden Eagle Assets, and no significant gain or loss will be realized on the transactions. Although the Company had announced that it was evaluating these assets, as of September 30, 2002, management had not yet determined that sales of these retail assets were probable. Therefore, these assets are classified as “held and used” in the accompanying condensed consolidated financial statements.

NOTE E — DEBT

Senior Secured Credit Facility

On May 17, 2002, the Company amended and restated its senior secured credit facility to increase the facility to $1.275 billion from $1.0 billion to partially fund the acquisition of the Golden Eagle Assets. The terms and conditions of this credit facility were subsequently amended on September 30, 2002 (as amended, the “Credit Facility”) to reflect modified financial tests based on a low-margin environment. The amendment also, among other things, increased the amount of proceeds from asset sales or equity offerings the Company must receive and limits capital expenditures, both of which are consistent with the Company’s previously announced goals. Under the revised terms of the Credit Facility, the Company agreed to pay certain fees and to increase the interest rate on borrowings.

The Credit Facility currently consists of a five-year $225 million revolving credit facility (with a $150 million sublimit for letters of credit), a five-year tranche A term loan and a six-year tranche B term loan. As of September 30, 2002, the Company had no borrowings and $16.2 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit available of $208.8 million. In addition to the Credit Facility, the Company has a $12 million uncommitted letter of credit line with a bank, under which no amounts were outstanding as of September 30, 2002.

The Credit Facility is guaranteed by substantially all of the Company’s active domestic subsidiaries and is secured by substantially all of the Company’s material present and future assets, as well as all material present and future assets of the Company’s domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets), and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of the Company’s current and future foreign subsidiaries.

At September 30, 2002, interest rates were 6.81% on the tranche A term loan and 8.5% on the tranche B term loan. Borrowings bear interest at either a base rate (4.75% at September 30, 2002) or a eurodollar rate (1.81% at September 30, 2002), plus an applicable margin. From September 30, 2002 to March 31, 2004, the applicable margins on the tranche A term loan and the revolving credit facility will be 3% in the case of the base rate and 4% in the case of the eurodollar rate and 3.5% in the case of the base rate and 4.5% in the case of the eurodollar rate for the tranche B term loan. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. Subsequent to March 31, 2004, borrowing rates under the tranche A term loan and the revolving credit facility will vary in relation to the Company’s senior debt to EBITDA ratio. The applicable margins for borrowings under the tranche B term loan subsequent to

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2004 shall be 2.5% in the case of the base rate and 3.5% in the case of the eurodollar rate provided that the Company’s ratio of total senior debt to total capitalization is not greater than 50%. The Credit Facility also includes an additional 1% interest rate on the tranche A term loan, tranche B term loan and revolving credit facility from September 30, 2002 to March 31, 2004 and thereafter until the Company’s debt-to-capital ratio falls to no greater than 0.55 to 1.00. The first additional interest payment is due September 30, 2003 and quarterly thereafter. The Company is charged various fees and expenses in connection with the Credit Facility, including commitment fees and various letter of credit fees.

The Credit Facility requires the Company to meet certain financial covenants, some of which use a measure of cash flow called EBITDA, as defined in the Credit Facility. The financial covenants specify thresholds of the following ratios which use EBITDA: senior debt to EBITDA, EBITDA to fixed charges and EBITDA to interest expense. The initial calculations of these ratios are to be made when the Company issues its financial results for the quarter ending September 30, 2003, using the immediately preceding four quarters. In addition, the financial covenants set a maximum threshold for total debt to total capitalization ratio, as defined in the Credit Facility, each quarter-end commencing June 30, 2002. The Credit Facility requires a minimum cumulative consolidated EBITDA amount of $45 million, $45 million, $90 million and $270 million for the quarters ending September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively. The Credit Facility also requires a minimum consolidated quick ratio, as defined in the Credit Facility, each month end beginning October 31, 2002 through June 30, 2003. The Credit Facility also requires the Company to consummate one or more transactions resulting in the receipt of net proceeds of at least $175 million by December 31, 2002 and $200 million by March 31, 2003 (including net proceeds received on or before December 31, 2002) from the sale of assets or the sale of common stock, preferred stock mandatorily convertible into common stock within three years of the date of its issuance, or other equity acceptable to the majority of agent banks. Fifty percent of the net proceeds received by December 31, 2002 are required to be applied to prepay the term loans and the remaining fifty percent of the net proceeds shall be applied to prepay any outstanding revolving credit facility loans, none of which were outstanding at September 30, 2002. If any of such net proceeds remain after prepaying the outstanding revolving credit facility loans, such remaining amount shall be deposited in an account pledged to the banks but may be used for general corporate purposes, including but not limited to working capital and capital expenditures. To the extent there is still a cash balance in the account at such time as the Company’s debt-to-capital ratio falls below 0.55 to 1.00, the funds will become available to the Company for any purpose, including to further pay down debt. Any net proceeds received after December 31, 2002, are required to be applied in full to prepay the term loans. These mandatory prepayments of debt have not been reflected in current maturities of long-term debt since the funds will not come from operating cash flows or the liquidation of current assets. The proceeds will likely come from the sale of assets classified as noncurrent on the accompanying condensed consolidated balance sheets. See Note D for information related to potential asset divestitures. The Credit Facility also limits the Company’s capital expenditures to no more than $253.5 million in the year 2002 and $210 million in the year 2003 and each year thereafter unless the Company’s debt-to-capital ratio falls below 0.58 to 1.00. Under the revised terms of the Credit Facility, the Company is not permitted to declare or pay cash dividends on the Company’s common stock or repurchase shares of its common stock through December 31, 2003. Beginning January 1, 2004, the terms allow for payment of cash dividends on the Company’s common stock and repurchase of shares of its common stock, not to exceed $15 million in any year. The Credit Facility contains other covenants and restrictions customary in credit arrangements of this kind. Noncompliance with the covenants constitutes an event of default and, if not cured by a waiver or amendment, would permit the lenders to accelerate the maturity of the Credit Facility, refuse to advance any additional funds under the Credit Facility and exercise the lenders’ remedies under the Credit Facility.

The Company satisfied all of the financial covenants under the Credit Facility for the quarter ended September 30, 2002, and believes it will satisfy future requirements based on assumed refining margins at levels slightly lower than the historical average refining margins in the Company’s marketing areas over the past five years. The Company also believes that it will satisfy the requirement under the Credit Facility to receive cash proceeds and prepay debt. Based on the progress made to sell the refined products pipeline and the 70 California retail stations and initiatives to sell other retail assets, management believes that the Company will meet the Credit Facility requirement to receive net proceeds of $175 million by year-end 2002 and an additional $25 million by March 31, 2003. However, in the event that the closing for any of the pending transactions may be delayed, management intends to seek, and expects to obtain, an amendment to the Credit Facility to extend the time to complete the asset sales.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes Offering

On April 9, 2002, the Company issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 (“2012 Notes”) through a private offering. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by the Company after five years at declining premiums. In addition, the Company, for the first three years, may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with proceeds of certain equity issuances. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature, and the 2012 Notes are guaranteed by substantially all of the Company’s active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest were used to partially fund the acquisition of the Golden Eagle Assets. On October 10, 2002, the Company completed the exchange of the 9-5/8% Senior Subordinated Notes due 2012, that had been registered under the Securities Act of 1933, for all of the outstanding 2012 Notes that were issued in April 2002.

Junior Subordinated Notes

In connection with the Golden Eagle Assets acquisition, the Company issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and (ii) a $50 million junior subordinated note, due July 2012, which has no interest payment in year one and bears interest at 7.47% for the second through the fifth years and 7.5% for years six through ten. The two junior subordinated notes with face amounts of $100 million and $50 million were initially recorded at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. The discount is being amortized over the terms of the notes.

Summary of Debt and Maturities

Debt consisted of the following (in millions):

	September 30,	December 31,
	2002	2001

Credit Facility – Tranche A Term Loan	$221.9	$175.0
Credit Facility – Tranche B Term Loan	794.0	450.0
9-5/8% Senior Subordinated Notes Due 2012	450.0	—
9-5/8% Senior Subordinated Notes Due 2008	215.0	215.0
9% Senior Subordinated Notes Due 2008	297.8	297.6
Junior Subordinated Notes	64.5	—
Other, primarily capital leases	8.0	9.3

Total debt	2,051.2	1,146.9
Less current maturities	58.1	34.4

Debt less current maturities	$1,993.1	$1,112.5

Aggregate scheduled maturities of debt for each of the five 12-month periods following September 30, 2002 were as follows: 2002-2003, $58.1 million; 2003-2004, $59.2 million; 2004-2005, $59.2 million; 2005-2006, $68.4 million; and 2006-2007, $588.5 million.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F – STOCKHOLDERS’ EQUITY

On March 6, 2002, the Company completed an underwritten public offering of 23 million shares of Common Stock. The net proceeds from the stock offering of $245.1 million, after deducting underwriting fees and offering expenses, were used to partially fund the acquisition of the Golden Eagle Assets.

NOTE G — OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: (i) Refining, (ii) Retail and (iii) Marine Services. Management has identified these segments for managing operations and investing activities and evaluates the performance of these segments and allocates resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales are primarily from Refining to Retail made at prevailing market rates. Income taxes, interest and financing costs, interest income and corporate general and administrative expenses are not included in determining segment operating income. Segment information is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Refining:
Refined products	$1,986.9	$1,247.1	$4,638.0	$3,496.5
Crude oil resales and other	80.4	81.0	268.8	201.8
Retail:
Fuel	278.4	121.8	680.7	284.4
Merchandise and other	40.9	19.5	96.9	49.0
Marine Services	33.9	45.6	91.7	139.4
Intersegment Sales from Refining to Retail	(247.3)	(103.0)	(614.0)	(232.2)

Total Revenues	$2,173.2	$1,412.0	$5,162.1	$3,938.9

Segment Operating Income (Loss)
Refining	$33.3	$81.8	$34.3	$190.0
Retail	3.5	5.0	(13.6)	14.3
Marine Services	0.5	3.2	1.0	9.2

Total Segment Operating Income	37.3	90.0	21.7	213.5
Corporate and Unallocated Costs	(17.9)	(18.1)	(55.8)	(42.5)

Operating Income (Loss)	19.4	71.9	(34.1)	171.0
Interest and Financing Costs, Net of Capitalized Interest	(43.6)	(17.3)	(115.5)	(31.4)
Interest Income	0.4	0.1	3.2	0.6

Earnings (Loss) Before Income Taxes	$(23.8)	$54.7	$(146.4)	$140.2

Depreciation and Amortization
Refining	$22.2	$9.1	$55.1	$24.6
Retail	4.5	2.2	11.8	6.9
Marine Services	0.7	0.7	2.1	2.1
Corporate	2.4	0.7	4.5	2.0

Total Depreciation and Amortization	$29.8	$12.7	$73.5	$35.6

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Capital Expenditures
Refining	$42.3	$42.1	$105.6	$107.4
Retail	10.1	10.0	35.5	23.0
Marine Services	0.1	1.3	2.2	2.3
Corporate	1.5	16.4	7.1	19.0

Total Capital Expenditures	$54.0	$69.8	$150.4	$151.7

Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash, income taxes receivable and other assets that are not associated with an operating segment. Segment assets were as follows (in millions):

	September 30,	December 31,
	2002	2001

Identifiable Assets
Refining	$3,225.7	$2,164.9
Retail	392.2	283.8
Marine Services	63.2	62.0
Corporate	262.3	151.6

Total Assets	$3,943.4	$2,662.3

See Note D for information related to potential asset divestitures. Operating income related to the 70 retail stations, discussed in Note D, was $3.6 million and $5.5 million for the three months and nine months ended September 30, 2002, respectively.

NOTE H – INVENTORIES

Components of inventories were as follows (in millions):

	September 30,	December 31,
	2002	2001

Crude oil and refined products, at LIFO	$434.7	$398.4
Fuel products, at FIFO	4.4	2.1
Merchandise and other	12.3	7.9
Materials and supplies	34.5	23.4

Total Inventories	$485.9	$431.8

During the three months ended September 30, 2002, certain inventory quantities were reduced, resulting in a liquidation of certain related LIFO inventory quantities carried at lower costs. This reduction in inventory quantities is part of the Company’s working capital management program and is not expected to be reinstated at year-end 2002. As such, the Company recognized the effect of this liquidation in the quarter ended September 30, 2002, which resulted in a decrease in cost of sales of approximately $5 million and a decrease in net loss of approximately $3 million ($.05 per share) for both the three months and nine months ended September 30, 2002.

NOTE I – GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

intangibles, determined to have an indefinite life, are no longer to be amortized but are to be tested for impairment at least annually. The Company has ceased amortizing goodwill and determined as of January 1, 2002, that its goodwill was not impaired.

The following table reflects reported net earnings and earnings per share, adjusted to exclude goodwill amortization (in millions except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Reported net earnings	$32.8	$84.0
Goodwill amortization, net of income taxes	0.6	1.8

Adjusted net earnings	$33.4	$85.8

Basic earnings per share:
Reported basic earnings per share	$0.79	$2.26
Goodwill amortization, net of income taxes	0.02	0.05

Adjusted basic earnings per share	$0.81	$2.31

Diluted earnings per share:
Reported diluted earnings per share	$0.79	$2.00
Goodwill amortization, net of income taxes	0.01	0.05

Adjusted diluted earnings per share	$0.80	$2.05

The net carrying value of goodwill by operating segments is as follows (in millions):

	September 30,	December 31,
	2002	2001

Refining	$84.0	$86.9
Retail	5.9	5.9
Marine Services	2.4	2.4

Total	$92.3	$95.2

The decrease in the Refining segment goodwill of $2.9 million was due to the finalization of the purchase price allocation of assets acquired in September 2001.

The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Refinery permits and plans	$129.1	$2.7	$126.4	$23.9	$0.3	$23.6
Jobber agreements	23.5	1.3	22.2	23.5	0.4	23.1
Customer contracts	16.3	4.0	12.3	16.8	1.3	15.5
Other intangibles	12.4	3.3	9.1	13.6	2.5	11.1

Total	$181.3	$11.3	$170.0	$77.8	$4.5	$73.3

The intangible assets as of September 30, 2002 include amounts attributable to the Golden Eagle Assets acquired in May 2002. Those amounts are preliminary, pending completion of independent appraisals.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average lives of acquired intangible assets are as follows: refinery permits and plans — 27 years; jobber agreements – 20 years; customer contracts — 5 years; and other intangible assets — 12 years.

Amortization expense of acquired intangible assets other than goodwill amounted to $2.9 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively, and $6.8 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated aggregate amortization expense for each of the five years beginning January 1 is as follows: 2002 – $9 million; 2003 – $11 million; 2004 – $11 million; 2005 – $11 million; and 2006 – $10 million. These estimates are preliminary, pending completion of independent appraisals of the Golden Eagle Assets.

NOTE J – INCOME TAXES

The accompanying Condensed Consolidated Balance Sheet reflects Income Taxes Receivable of $97.2 million at September 30, 2002. Of this amount, approximately $47 million in cash was received as refunds in October 2002 and $9 million represents additional refunds that have been claimed but not yet received. The remainder represents income taxes paid in previous years that the Company believes will be available for refunds upon filing income tax returns for the year 2002.

In the normal course of business, the Company is subject to audits by federal, state and local taxing authorities. The Company has been assessed additional income taxes and interest. It is possible that such audits and assessments could result in claims against the Company in excess of reserves currently recorded. Management believes, however, that the ultimate resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is a party to various litigation and contingent loss situations, including environmental and tax matters, arising in the ordinary course of business. The Company has made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” in order to provide for these matters. The ultimate effects of these matters cannot be predicted with certainty, and related accruals are based on management’s best estimates, subject to future developments. Although the resolution of certain of these matters could have a material adverse effect on interim or annual results of operations, the Company believes that the outcome of these matters will not result in a material adverse effect on its liquidity or consolidated financial position.

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

Environmental Remediation Liabilities

The Company is currently involved with the U.S. Environmental Protection Agency (“EPA”) regarding a waste disposal site near Abbeville, Louisiana. The Company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) at this location. Although the Superfund law may impose joint and several liability upon each party at the site, the extent of the Company’s allocated financial contributions for cleanup is expected to be de minimis based upon the number of companies, volumes of waste involved and total estimated costs to close the site. The Company believes, based on these considerations and discussions with the EPA, that its liability at the Abbeville site will not exceed $25,000.

Soil and groundwater conditions at the Golden Eagle refinery may entail substantial expenditures over time. The Company’s current estimate of costs to address environmental liabilities including soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Water Quality Control Board, is approximately $73 million, of which approximately $31 million is anticipated to be incurred through 2006 and the balance thereafter. The Company believes that it will be entitled to indemnification for approximately $63 million of such costs, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements. Additionally, if remediation expenses are incurred in excess of the indemnification, the Company expects to receive coverage under one or both of the environmental insurance policies discussed in Note C.

The Company is currently involved in remedial responses and has incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of its owned properties. At September 30, 2002, the Company’s accruals for environmental expenses totaled approximately $40 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, the Company believes these accruals are adequate.

Environmental Capital

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring reduction in the sulfur content in gasoline beginning January 1, 2004. To meet this revised gasoline standard, the Company currently estimates it will make capital improvements of approximately $46 million through 2006 and an additional $15 million thereafter.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on the latest estimates, the Company expects to spend approximately $53 million in capital improvements through 2006, and an additional $30 million thereafter, to meet the new diesel fuel standards.

The Golden Eagle refinery will require substantial expenditures to meet California’s CARB III gasoline requirements, including the mandatory phase out of using the oxygenate known as MTBE, by the end of 2003. The Company expects to spend approximately $75 million through the first quarter of 2003 to comply with these requirements, of which approximately $27 million had been spent through September 30, 2002. The Company expects to complete the project in the first quarter of 2003.

The Company expects to spend approximately $41 million in additional capital improvements through 2006 to comply with the second phase of the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), promulgated in April 2002. The Refinery MACT II regulations require new emission controls at certain processing units at several of the Company’s refineries. The Company is currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the 2001 acquisition of the North Dakota and Utah refineries, the Company assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, the Company is required to address issues, including leak detection and repair, flaring protection and sulfur recovery unit optimization. The Company currently estimates it will spend an aggregate of $7 million to comply with this consent decree. In addition, the Company has agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The Company anticipates that capital expenditures addressing other environmental issues at the Golden Eagle refinery (including expenditures for work to comply with the California Bay Area Air Quality Management District’s requirements for controlling emissions of nitrogen oxides, the Regional Water Quality Control Board’s order requiring piping and tank upgrades and requirements as a result of a settlement of a lawsuit by a citizen’s group concerning coke dust emissions from the refinery’s Pittsburg Dock loading facility) will total approximately $1 million in the fourth quarter of 2002, in addition to approximately $10 million which had been spent through September 30, 2002. Based on latest estimates, the Company will need to spend additional amounts for capital expenditures on similar projects at the Golden Eagle refinery estimated at approximately $90 million through 2006 and an additional estimated $90 million through 2011 which is subject to further review and analysis by the Company.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company anticipates it will make additional environmental capital improvements of approximately $3 million in the fourth quarter of 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the nine months ended September 30, 2002, the Company spent approximately $6 million on these environmental capital projects.

Conditions that require additional expenditures may transpire for various Company sites, including, but not limited to, the Company’s refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state, federal and local requirements. The Company cannot currently determine the amounts of such future expenditures.

Other

Union Oil Company of California has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline. The Company’s Golden Eagle refinery in California produces grades of gasoline that might be subject to similar claims. Since the validity of those patents is now being re-examined by the U.S. Patent Office, the Company has not paid or accrued liabilities for patent royalties that might be related to production at the Golden Eagle refinery.

The Company extended the term charters on two U.S. flagged ships, used to transport crude oil and products, from July 2002 to July 2009. The aggregate annual commitments on these extensions total $25 million to $29 million over the seven-year term, which include operating expenses that increase annually from $13 million to $16 million over the seven-year period. The Company also extended the charter on a third ship from October 2, 2002 to July 1, 2003 at an aggregate cost of approximately $8 million over the nine-month period.

NOTE L – NEW ACCOUNTING STANDARDS

SFAS No. 143

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company is currently evaluating the impact the standard will have on its future results of operations and financial condition.

SFAS No. 144

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retained the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changed the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. The Company has applied SFAS No. 144 as related to its potential divestitures in 2002 (see Note D).

SFAS No. 145

In April 2002, the FASB issued SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reporting of gains and losses from extinguishment of debt become effective for the Company beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard became effective for the Company as of May 15, 2002 and did not have a significant impact on the Company’s financial condition or results of operations.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has early adopted SFAS No. 146 and the adoption did not have a material impact on the Company’s financial condition or results of operations for the quarter ended September 30, 2002.

EITF Issue No. 02-3

In June 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 02-3 that all mark-to-market gains and losses on energy trading contracts must be shown net in the income statement whether or not settled physically. The Company has a limited number of petroleum purchases and sales that are defined as energy trading contracts. Such transactions are generally settled with physical product or crude oil deliveries. In October 2002, the EITF rescinded the requirement to net energy trading activity. As such, the Company has continued to report its limited trading activity on a gross basis in the accompanying Condensed Statements of Consolidated Operations. Had the Company presented energy trading contracts on a net basis, revenues and costs of sales would have been reduced by $25 million and $26 million for the three months ended September 30, 2002 and 2001, respectively, and $76 million and $42 million for the nine months ended September 30, 2002 and 2001, respectively. The margins on these transactions were not significant for these periods.

Proposed Statement of Position

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment” which would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, the Company would be required to write off the unamortized carrying value of deferred major maintenance costs and expense future costs as incurred. At September 30, 2002, deferred major maintenance costs totaled $54 million. Deferred major maintenance costs are included in noncurrent Other Assets — Other in the Condensed Consolidated Balance Sheets, and the amortization of such costs are included in Costs of Sales and Operating Expenses in the Condensed Statements of Consolidated Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 34 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

We have endeavored to provide a more thorough discussion of our expectations and goals in this section, and we anticipate that we will continue to do the same in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the future. However, expectations and goals may change during interim periods of time. We do not intend to, and you should not expect that we will, update the information contained herein during any such interim period.

STRATEGY

Overview

Our goal is to create value by: (i) maximizing our earnings, cash flows and return on capital employed by reducing costs, increasing efficiencies and optimizing existing assets, (ii) reducing our debt levels through optimizing working capital, improving earnings through cost reductions and refining margin improvements, selling assets, reducing capital programs and achieving synergies from our recent acquisition of the California refinery, and (iii) in the longer term, further increasing our competitiveness by expanding our size and market presence through growth initiatives. We acquire and develop assets that we believe will provide us with a competitive advantage in connected markets which should lower our per barrel operating, transportation and distribution costs and provide market penetration with competitive prices. We consider connected markets to include markets that are connected to our refining operations by pipelines, trucks, railcars, vessels or other means of conveyance as well as markets that, while not physically connected, are joined by means of exchange supply agreements between participants in those markets.

We are also focused on improving profitability in our Refining segment by enhancing processing capabilities, strengthening our wholesale marketing activities and improving supply and transportation logistics. In certain of our regions, our Retail segment operations are an important component of our corporate strategy as they provide a ratable offtake for our products at higher margins than products sold at wholesale. The Marine Services segment seeks to optimize existing operations through ongoing development of customer services and cost management.

Golden Eagle Assets Acquisition

On May 17, 2002, we acquired the 168,000 barrel-per-day (“bpd”) Golden Eagle refinery located in Martinez, California in the San Francisco Bay area along with 70 associated retail sites throughout northern California (collectively, the “Golden Eagle Assets”) from Ultramar Inc., a subsidiary of Valero Energy Corporation. The cash purchase price for the Golden Eagle Assets, after certain post-closing adjustments, was approximately $923 million, including approximately $130 million for feedstock, refined product and other inventories. In addition, we issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. For further information on our financing of the acquisition, see “Capital Resources and Liquidity-Capitalization,” herein.

The Golden Eagle Assets increased the size and scope of our operations in California and enables us to increase our yield of higher-value products, increase our processing of heavier lower-cost crude oil, and diversify our earnings and geographic exposure.

Debt Reduction

In the near term, our most important financial objective is to pay down debt. In June 2002, we announced our goal to reduce our debt by $500 million by the end of 2003. We have repaid $26 million of term loan debt since May 2002. The overall debt reduction goal is focused on several strategic initiatives that we have instituted, including a working capital optimization program, a cost reduction and refinery margin improvement program, asset sales, reducing capital expenditures and achieving synergies from our recent acquisition of refinery assets in California.

Our first initiative was to optimize working capital. Since we began this initiative in June of 2002, we reduced company-wide crude oil and product inventories by approximately 4 million barrels to 19.3 million barrels at the end of September 2002. At current market values, this reduction exceeded our goal to reduce working capital by $50 million by year-end 2002. We expect that the current lower inventory levels are sustainable.

Our second program focuses on pursuing new synergies from our refinery system following the acquisition of the Golden Eagle refinery. Our announced goal for this year was to capture $10 million, of which we achieved at least $6 million through the third quarter. During the Golden Eagle refinery turnaround in June 2002, we were able to achieve benefits that would otherwise be unavailable. For example, we were able to upgrade the value of intermediate feedstock produced by our other refineries through supply to Golden Eagle during the turnaround. In addition, we have been able to upgrade unfinished gasoline components from elsewhere in our refinery system by blending them into the Golden Eagle gasoline product pool. We believe that we will achieve the targeted system synergies of $25 million in 2003, partly due to opportunities related to our four scheduled refinery turnarounds.

Our third initiative is to realize $75 million of operating income improvements through cost reductions and refining margin improvements which do not require significant capital investments. Our goal is to achieve $10 million of the operating improvements by the end of 2002 and $65 million of improvements targeted for 2003. In the 2002 third quarter, we consolidated our marketing organization for estimated savings of $5 million to $7 million in 2002. We also have eliminated non-essential travel which we estimate will save the company approximately $1 million to $2 million in 2002. We are reducing the amount of contract labor used on refinery projects which we believe will result in an estimated annual savings of approximately $10 million to $15 million.

We have reevaluated our planned capital expenditures and refinery turnarounds for 2002 and 2003. We spent $56 million in the 2002 third quarter and $190 million during the nine months ended September 30, 2002. We estimate that we will spend approximately $56 million in the fourth quarter, approximately 50% of which is for the CARB III project at Golden Eagle. In total, we expect to spend approximately $250 million in 2002 and slightly below $200 million in 2003.

The largest contributor to our debt reduction goal this year is expected to come from sales of assets. We identified certain asset groups to be evaluated to meet the goal of raising $200 million which initially included our Marine Services operations, the crude oil and product pipeline systems and associated terminals around the North Dakota refinery and selected retail sites, including the 70 retail stations recently acquired in California. On August 26, 2002, we entered into an agreement with Williams Pipe Line Company L.P. (“Williams”) to transfer ownership of our product pipeline extending from Mandan, North Dakota to Minneapolis, Minnesota and four terminals located in Jamestown, North Dakota and Moorehead, Sauk Centre and Minneapolis/St. Paul, Minnesota for $110 million in cash. The transaction requires regulatory approval. On October 1, 2002, management and Williams received a request for additional information from the Federal Trade Commission under the Hart-Scott Rodino Antitrust Improvements Act. Both parties have been holding discussions with the FTC to address the FTC’s concerns. While the parties continue discussions with the FTC, under the purchase and sale agreement, we now have the right to enter into discussions with other potential buyers regarding an alternate transaction.

On November 1, 2002, we signed three separate sale and purchase agreements to sell the 70 California retail stations for $67 million in cash, which includes associated working capital estimated at $5 million. The parties involved in the transactions are USA Petroleum Corporation, Green Valley Gasoline L.L.C. and Nella Oil Company together with Flyers L.L.C. The transactions will not require regulatory approval and are expected to close in December 2002.

We are still exploring divestiture opportunities and are engaged in discussions with several parties regarding our Marine Services operations. We have seen industry fundamentals for this business improve recently as margins have increased and Gulf of Mexico drilling activity has begun to rebound. However, if we are not successful in signing a sales agreement for this business by the end of the year, we plan to integrate it into our terminal and marketing operations.

We have explored alternatives for our crude pipeline in North Dakota. Our objective was to consummate a sale of this asset while still preserving the security of supply and quality standards of our crude source for the Mandan refinery.

We have considered several potential sales structures without identifying an economically attractive transaction. Therefore, we have decided to defer action on this asset.

We have identified certain other retail sites, both developed and undeveloped, for possible divestiture or sale and leaseback and are moving forward with exploring these opportunities.

Based on the progress we have made to sell the products pipeline and the 70 California retail stations and initiatives to sell other retail assets, we believe that we will meet the credit facility requirement to receive net proceeds of $175 million by year-end 2002 and an additional $25 million by the end of March 2003. However, in the event that the closing for any of the pending transactions may be delayed, we intend to seek, and expect to obtain, an amendment to our credit facility to extend the time to complete the asset sales.

BUSINESS ENVIRONMENT

We operate in an environment where our operating results and cash flows are sensitive to volatile changes in energy prices. Fluctuations in the costs of crude oil and other refinery feedstocks and the price of refined products can result in changes in refining margins as prices received for refined products may not keep pace with changes in feedstock costs. As part of our marketing program, we also purchase refined products for sale to customers, and fluctuations in price levels can result in changes in product sales margins. Prices, together with volume levels, also determine the carrying value of crude oil and refined product inventory. We use the last-in, first-out (“LIFO”) method of accounting for inventories of crude oil and refined products in our Refining and Retail segments. This method results in inventory carrying amounts that may be less than current values and costs of sales that more closely represent current costs.

Changes in crude oil and natural gas prices also influence the level of drilling activity in the Gulf of Mexico. Our Marine Services segment, whose customers include offshore drilling contractors and related industries, can be impacted by significant fluctuations in crude oil and natural gas prices. The Marine Services segment uses the first-in, first-out (“FIFO”) method of accounting for inventories of fuels. Changes in fuel prices can significantly affect inventory valuations and costs of sales.

For further information on commodity price and interest rate risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 herein.

RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Summary

Our net loss was $15.8 million ($0.24 net loss per basic share and diluted share) for the three months ended September 30, 2002 (“2002 Quarter”) compared with net earnings of $32.8 million ($0.79 per basic share and diluted share) for the three months ended September 30, 2001 (“2001 Quarter”). For the year-to-date periods, our net loss was $89.3 million ($1.51 net loss per basic share and diluted share) for the nine months ended September 30, 2002 (“2002 Period”), compared with net earnings of $84.0 million ($2.26 per basic share or $2.00 per diluted share) for the nine months ended September 30, 2001 (“2001 Period”). The net loss for the 2002 Quarter and 2002 Period was primarily the result of weak margins in each of our operating segments, which are discussed below, and additional interest and financing costs related to acquisitions in the second half of 2001 and in May 2002. Financing and integration costs, primarily associated with the acquisition of the Golden Eagle Assets, resulted in charges of approximately $17 million pretax, or $0.18 per share, in the 2002 Period.

A discussion and analysis of the factors contributing to our results of operations are presented below. The accompanying Condensed Consolidated Financial Statements and related Notes, together with the following information, are intended to provide investors with a reasonable basis for assessing our operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in millions except per barrel amounts)	2002	2001	2002	2001

Revenues
Refined products(a)	$1,987	$1,247	$4,638	$3,496
Crude oil resales and other	80	81	269	202

Total Revenues	$2,067	$1,328	$4,907	$3,698

Refining Throughput (thousand bpd)
Pacific Northwest
Washington	114	122	105	120
Alaska	57	59	56	50
Mid-Pacific Hawaii	83	87	85	88
Mid-Continent(b)
North Dakota	52	15	51	5
Utah	53	14	52	5
California(b)	158	—	73	—

Total Refining Throughput	517	297	422	268

% Heavy Crude Oil of Total Refinery Throughput	54%	43%	46%	48%

Yield (thousand bpd)(b)
Gasoline and gasoline blendstocks	259	111	194	97
Jet fuel	66	59	66	59
Diesel fuel	111	59	80	46
Heavy oils, residual products and other	101	75	95	73

Total Yield	537	304	435	275

Gross Refining Margin ($/throughput barrel)(c)
Pacific Northwest	$5.42	$7.69	$5.03	$7.95
Mid-Pacific	$2.67	$5.72	$3.16	$5.49
Mid-Continent(b)	$4.96	$12.91	$4.56	$12.91
California(b)	$7.78	$—	$8.15	$—
Total Gross Refining Margin	$5.59	$7.61	$5.08	$7.32
Segment Operating Income
Gross refining margins (after inventory changes)(c)(d)	$265	$200	$589	$528
Expenses(e)	210	109	500	313
Depreciation and amortization(f)	22	9	55	25

Segment Operating Income	$33	$82	$34	$190

Product Sales (thousand bpd)(a)(g)
Gasoline and gasoline blendstocks	308	160	258	146
Jet fuel	105	82	95	80
Diesel fuel	129	80	109	66
Heavy oils, residual products and other	81	62	73	60

Total Product Sales	623	384	535	352

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Product Sales Margin ($/barrel)(g)
Average sales price	$34.67	$35.34	$31.74	$36.42
Average costs of sales	30.04	29.68	27.70	30.93

Product Sales Margin	$4.63	$5.66	$4.04	$5.49

(a)	Includes intersegment sales to our Retail segment at prices which approximate market of $247 million and $103 million for the three months ended September 30, 2002 and 2001, respectively and $614 million and $232 million for the nine months ended September 30, 2002 and 2001, respectively.

(b)	Volumes and margins for 2002 include amounts for the California operations since acquisition on May 17, 2002 averaged over the periods presented. Throughput and yield for the California operations averaged over the 137 days of operation were 146 thousand barrels per day (“Mbpd”) and 155 Mbpd, respectively. Volumes and margins for 2001 include amounts for the North Dakota and Utah operation since acquisition on September 6, 2001 averaged over the periods presented. Throughput and yield for the Mid-Continent operations averaged over the 25 days of operation were 106 Mbpd and 109 Mbpd, respectively.

(c)	The value of internally produced fuel is included in the gross refining margin, offset by a charge to refinery manufacturing expense. Total gross refining margin per barrel, net of the value of internally produced fuel, would have been $4.58 and $6.51 for the three months ended September 30, 2002 and 2001, respectively, and $4.08 and $6.15 for the nine months ended September 30, 2002 and 2001, respectively.

(d)	Approximates total refining throughput multiplied by the gross refining margin, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Refined product inventories decreased by 1 million barrels and increased 3 million barrels during the 2002 Quarter and 2001 Quarter, respectively, and increased 1 million barrels and 3 million barrels during the 2002 and 2001 Periods, respectively. Gross refining margins include the effect of intersegment sales to the Retail segment at prices which approximate market. In addition, during the three months ended September 30, 2002, certain inventory quantities were reduced resulting in the liquidation of applicable LIFO inventory quantities carried at lower costs. This reduction in LIFO inventory is part of our working capital management program and resulted in an increase in segment operating income of approximately $5 million for the three months and nine months ended September 30, 2002.

(e)	Includes manufacturing costs per throughput barrel of $3.64 and $2.86 for the three months ended September 30, 2002 and 2001, respectively, and $3.45 and $3.06 for the nine months ended September 30, 2002 and 2001, respectively. Manufacturing costs include non-cash amortization of maintenance turnaround costs of $0.12 per barrel (aggregate $6 million) and $0.17 per barrel (aggregate $5 million) for the three months ended September 30, 2002 and 2001, respectively, and $0.12 per barrel (aggregate $14 million) and $0.18 per barrel (aggregate $13 million) for the nine months ended September 30, 2002 and 2001, respectively. Manufacturing costs also include the cost of internally produced fuel of $1.01 per barrel and $1.10 per barrel for the three months ended September 30, 2002 and 2001, respectively, and $1.00 per barrel and $1.17 per barrel for the nine months ended September 30, 2002 and 2001, respectively.

(f)	Includes manufacturing depreciation per throughput barrel of approximately $0.34 and $0.26 for the three months ended September 30, 2002 and 2001, respectively, and $0.39 and $0.24 for the nine months ended September 30, 2002 and 2001, respectively.

(g)	Sources of total product sales included products manufactured at the refineries, products drawn from inventory balances and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001. Operating income from our Refining segment was $33 million in the 2002 Quarter compared to $82 million for the 2001 Quarter. Our results for the 2002 and 2001 Quarters included amounts from acquired operations since the dates of acquisition. We acquired the Mid-Continent operations in September 2001 and the California refinery in mid-May 2002. The newly acquired California operations contributed approximately $18 million to our Refining operating income during the 2002 Quarter.

The $49 million decrease in our operating income was primarily due to weak refined product margins in the 2002 Quarter. The industry experienced a rapid increase in crude oil prices due in part to the possibility of a war with Iraq. Our total refinery system gross margins averaged $5.59 per barrel, a 27% decrease from the 2001 Quarter, reflecting lower margins in all of our comparable regions partly offset by California’s margin contribution. The gross margins on a per-barrel basis in our Pacific Northwest, Mid-Pacific and Mid-Continent regions declined 30%, 53% and 62%, respectively. Industry margins declined primarily due to above average inventory levels for finished products, rising crude oil prices and increased competition from product imports. Reduced jet fuel demand and weak economic conditions in the United States and abroad impacted overall industry inventory levels and margins for distillates. Gasoline demand remained strong during the quarter and trended higher than last year’s level. The increased demand, however, was met with high industry gasoline production levels and increased competition from product imports. Our margins were also negatively impacted due to tightening of the light to heavy crude oil differential, primarily affecting our Pacific Northwest and California regions. In August 2002, we reduced throughput to approximately 510 Mbpd due to the severely depressed margin environment. Actual throughput rates during the remainder of 2002 may be adjusted based on the margin environment.

On an aggregate basis, our total gross refining margins increased 33% from the 2001 Quarter to $265 million in the 2002 Quarter, reflecting throughput volumes from the Mid-Continent and California refineries, which added 234 Mbpd to our total refinery system throughput in the 2002 Quarter compared to the 2001 Quarter.

Revenues from sales of refined products increased 59% to $1,987 million in the 2002 Quarter, from $1,247 million in the 2001 Quarter, due to increased sales volumes from the Mid-Continent and California refineries, partly offset by lower product prices. Total product sales averaged 623 Mbpd in the 2002 Quarter, an increase of 62% from the 2001 Quarter, while average product prices dropped 2% to $34.67 per barrel. The increase in costs of sales was due to the increased throughput resulting from the Mid-Continent and California refineries and higher average prices for feedstocks and product supply compared with the 2001 Quarter. During the three months ended September 30, 2002, we reduced inventory levels at our Mid-Continent refineries by approximately 900,000 barrels from the December 31, 2001 level, resulting in the liquidation of applicable LIFO inventory quantities carried at lower costs. This reduction in LIFO inventory is part of our working capital management program and resulted in a decrease in costs of sales of approximately $5 million pretax in the 2002 Quarter.

Expenses, excluding depreciation, increased to $210 million in the 2002 Quarter, primarily due to additional operating expenses of approximately $113 million from the Mid-Continent and California refineries. Excluding these new operations, expenses decreased 11% from the 2001 Quarter, due primarily to lower costs for utilities and fuel. Depreciation and amortization increased to $22 million, primarily due to depreciation and amortization of $11 million from the Mid-Continent and California refineries.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001. Operating income for the Refining segment was $34 million in the 2002 Period compared to $190 million for the 2001 Period. The decrease was mainly driven by weaker refined product margins, as discussed above. In addition, operating income was impacted by scheduled downtime at our Washington and California refineries in the first and second quarters of 2002, respectively, and unscheduled downtime at our Washington and Utah refineries in the first quarter of 2002. Our results for the 2002 Period include the Mid-Continent refineries which we acquired in September 2001 and the California refinery acquired in mid-May 2002, since their acquisition dates. The newly acquired California operations contributed approximately $29 million to our Refining operating income during the 2002 Period even though the refinery was in a major maintenance turnaround for most of the month of June.

Our gross refining margin increased to $589 million in the 2002 Period, from $528 million in the 2001 Period, reflecting the additional throughput volumes from the Mid-Continent and California refineries largely offset by lower per-barrel refining margins in all our regions. Due to the scheduled turnaround at the Washington refinery during the 2002 first quarter, we were not able to process a higher percentage of lower-cost heavy crude oil, which represented 36% of refining throughput in the 2002 first quarter, compared with 56% in the 2001 first quarter. We estimate that our gross refining margin would have been $20 million higher had the Washington refinery been fully operational during the 70-day turnaround, during which the heavy oil conversion project was completed.

Revenues from sales of refined products increased 33% to $4,638 million in the 2002 Period, from $3,496 million in the 2001 Period due to increased sales volumes from the Mid-Continent and California refineries which added 166 Mbpd to our total refinery system throughput compared to the 2001 Period offset by lower product prices. Total product sales averaged 535 Mbpd in the 2002 Period, an increase of 52% from the 2001 Period, while average product prices dropped 13% to $31.74 per barrel. The increase in other revenues was primarily due to higher crude oil resales which totaled $257 million in the 2002 Period compared to $196 million in the 2001 Period. The increase in costs of sales was due to the increased throughput from the Mid-Continent and California refineries partly offset by lower prices for feedstocks and product supply compared with the 2001 Period. Although crude oil prices were rising during the first nine months of 2002, the average price of crude oil was lower compared to the 2001 Period.

Expenses, excluding depreciation, increased to $500 million in the 2002 Period, primarily due to additional operating expenses of approximately $220 million from the Mid-Continent and California refineries. Excluding these new operations, expenses decreased 11% from the 2001 Period, primarily the result of lower costs for utilities and fuel. Depreciation and amortization increased to $55 million, primarily due to depreciation and amortization of $25 million from the Mid-Continent and California refineries.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in millions except per gallon amounts)	2002	2001	2002	2001

Revenues
Fuel	$278	$122	$680	$284
Merchandise and other	41	19	97	49

Total Revenues	$319	$141	$777	$333

Fuel Sales (millions of gallons)	222	106	597	242
Fuel Margin ($/gallon)	$0.14	$0.18	$0.11	$0.22
Merchandise Margin (in millions)	$11	$6	$25	$15
Merchandise Margin (percent of sales)	29%	32%	27%	31%
Average Number of Stations (during the period)	699	388	693	324
Segment Operating Income (Loss)
Gross Margins
Fuel (a)	$31	$19	$67	$52
Merchandise and other non-fuel margin	13	6	29	17

Total gross margins	44	25	96	69
Expenses	35	18	97	48
Depreciation and amortization	5	2	12	7

Segment Operating Income (Loss)	$4	$5	$(13)	$14

(a)	Includes the effect of intersegment purchases from our Refining segment at prices which approximate market.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001. Operating income for our Retail segment was $4 million in the 2002 Quarter, compared to operating income of $5 million in the 2001 Quarter. Total gross margins increased to $44 million from $25 million during the 2002 Quarter reflecting increased sales volume, offset largely by lower fuel margins per gallon. Fuel margin decreased to $0.14 per gallon in the 2002 Quarter from $0.18 per gallon in the 2001 Quarter, reflecting continued competitive price pressures and changes in the geographic mix of our Retail sites. Total gallons sold increased to 222 million, reflecting the increase in average station count to 699 in the 2002 Quarter from 388 in the 2001 Quarter. This increase was primarily due to the Mid-Continent operations acquired in September 2001, additional stations acquired in the Pacific Northwest in November of 2001, and the 70 California retail stations acquired in mid-May 2002. The 70 California retail stations contributed operating income of approximately $3 million in the 2002 Quarter.

Revenues on fuel sales increased to $278 million in the 2002 Quarter, from $122 million in the 2001 Quarter, while merchandise and other revenues more than doubled to $41 million. Merchandise margin decreased, however, as a percent of sales, reflecting changes in the mix of merchandise offerings. With our increased number of stations, expenses increased to $35 million and depreciation more than doubled to $5 million.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001. The operating loss for our Retail segment was $13 million in the 2002 Period, compared to operating income of $14 million in the 2001 Period. Total gross margins increased 39% to $96 million from $69 million during the 2002 Period reflecting increased sales volume, offset largely by lower fuel margins per gallon. Fuel margin decreased to $0.11 per gallon in the 2002 Period from $0.22 per gallon in the 2001 Period, reflecting continued competitive price pressures and changes in the geographic mix of our Retail sites. Total gallons sold increased to 597 million, reflecting the increase in average station count to 693 in the 2002 Period from 324 in the 2001 Period. This increase was primarily due to the Mid-Continent operations acquired in September 2001, additional stations acquired in the Pacific Northwest in November of 2001, and the 70 California retail stations acquired in mid-May 2002. The 70 California retail stations contributed operating income of approximately $5 million in the 2002 Period.

Revenues on fuel sales increased to $680 million in the 2002 Period, from $284 million in the 2001 Period, while merchandise and other revenues increased by 98% to $97 million. Merchandise margin decreased, however, as a percent of sales, reflecting changes in the mix of merchandise offerings. With our increased number of stations, expenses more than doubled to $97 million and depreciation increased to $12 million in the 2002 Period.

Marine Services Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Fuels	$28	$38	$74	$116
Lubricants and other	3	4	10	12
Services	3	4	8	12

Total Revenues	34	46	92	140
Costs of Sales	26	34	69	105

Gross Profit	8	12	23	35
Expenses	(7)	(8)	(20)	(24)
Depreciation and Amortization	(1)	(1)	(2)	(2)

Segment Operating Income	$—	$3	$1	$9

Sales Volumes (millions of gallons)
Fuels, primarily diesel	35.6	44.6	101.7	132.0
Lubricants	0.4	0.6	1.3	1.6

Marine Services operating income decreased by $3 million and $8 million during the 2002 Quarter and 2002 Period, respectively. Lower sales volumes and service revenues contributed to this decrease. The Marine Services segment is largely dependent on the volume of oil and gas drilling, workover, construction and seismic activity in the U.S. Gulf of Mexico. The significant decline in industry drilling activity negatively impacted our Marine Services sales and operating income during the 2002 Quarter and 2002 Period.

Revenues decreased $12 million and $48 million from the 2001 Quarter and 2001 Period, respectively, reflecting lower fuel sales prices and fuel volumes. The decrease in costs of sales also reflected the lower prices for fuel supply and lower volumes.

As discussed in Note D of Notes to Condensed Consolidated Financial Statements, the Marine Services operations are being considered for divestiture. In the event we do not sell our Marine Services operations by the end of 2002, we plan to integrate it with our other terminal and marketing operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4 million and $31 million during the 2002 Quarter and 2002 Period, respectively. The increases of $4 million and $14 million during the 2002 Quarter and 2002 Period, respectively, were due to higher expenses in the Refining and Retail segments associated with the purchases of refinery and marketing assets in the last half of 2001 and May 2002. Corporate expenses accounted for $13 million of the increase during the 2002 Period, resulting from higher acquisition and integration costs, as well as higher employee costs and professional fees.

Interest and Financing Costs

Interest and financing costs, net of capitalized interest, increased by $26 million and $84 million during the 2002 Quarter and 2002 Period, respectively. The increases were primarily due to the additional debt we incurred in 2001 and 2002 in connection with our acquisitions of the Mid-Continent and California operations. We also expensed $13 million during the first six months of 2002 related to bridge and other financing fees for the acquisition of the Golden Eagle Assets.

Income Tax Provision (Benefit)

The income tax benefit amounted to $8 million and $57 million for the 2002 Quarter and 2002 Period, respectively, compared to the income tax provisions of $22 million and $56 million for the 2001 Quarter and 2001 Period, respectively. The benefits reflected the pretax losses for the 2002 Quarter and 2002 Period. The combined Federal and state effective income tax rate was approximately 39% in the 2002 Period and 40% in the 2001 Period.

CAPITAL RESOURCES AND LIQUIDITY

We operate in an environment where our liquidity and capital resources are impacted by changes in the supply of and demand for crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall market and economic conditions. See “Forward-Looking Statements” on page 34 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our senior secured credit facility and other sources of capital, will be affected by these conditions.

Overview

Our primary sources of liquidity have been cash flows from operations (including reductions in inventory levels), issuance of equity and debt, and borrowing availability under revolving lines of credit. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements for existing operations. Currently we have no plans to issue additional equity or debt securities.

We ended the third quarter of 2002 with $31 million of cash and cash equivalents on our balance sheet and under our revolving credit facility we had no borrowings and $16 million in outstanding trade letters of credit. Because of the weakness in industry refinery margins during the first nine months of 2002, economic uncertainty, stock market weakness, and the recent collapse of some large U.S. corporations, we, like many other companies, have seen a tightening of the trade credit we receive while we have tightened the trade credit we extend. Given our geographical focus, we are a major purchaser of crude oil and other feedstocks, which enables us to use various purchasing strategies, including open credit terms, early payments, netting agreements, and to a lesser extent, prepayments of invoices. Under current economic conditions and in light of the general uncertainty which surrounds our business, we cannot give assurance that the credit we extend or the trade credit extended to us will not be further tightened. We continue to operate at optimal production levels considering current market conditions, through our management of working capital, capital expenditures, available lines of trade credit and operating cash flows. We believe that we will be able to continue to run our refineries at optimal production levels, based on market conditions.

Capitalization

Our capital structure at September 30, 2002 was comprised of the following (in millions):

Debt, including current maturities:
Senior Secured Credit Facility – Tranche A Term Loan	$222
Senior Secured Credit Facility – Tranche B Term Loan	794
Senior Secured Credit Facility – Revolver	—
9-5/8% Senior Subordinated Notes due 2012	450
9-5/8% Senior Subordinated Notes due 2008	215
9% Senior Subordinated Notes due 2008	298
Junior subordinated notes	64
Other debt, primarily capital leases	8

Total debt	2,051
Common stockholders’ equity	915

Total Capitalization	$2,966

At September 30, 2002, our debt to capitalization ratio was 69% compared with 60% at year-end 2001, primarily reflecting additional borrowings under our amended and restated senior secured credit facility and the issuance of $450 million aggregate principal amount of 9-5/8% senior subordinated notes due 2012, partially offset by the public equity offering of 23 million shares of common stock.

Our senior secured credit facility and senior subordinated notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, to raise additional debt or equity capital, or to take advantage of business opportunities. Each of these obligations is guaranteed by substantially all of our active domestic subsidiaries.

The indentures relating to our senior subordinated notes contain covenants that limit, among other things, our ability to:

•	pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	enter into asset sales;

•	enter into transactions with affiliates;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities; and

•	engage in certain mergers or consolidations and transfers of assets.

The indentures limit our subsidiaries’ ability to create restrictions on making certain payments and distributions. In addition, our senior secured credit facility contains other and more restrictive covenants, including specified financial covenants. These financial ratios become more restrictive over the life of our senior secured credit facility. For further information on these covenants, see “Senior Secured Credit Facility” below.

Senior Secured Credit Facility

On May 17, 2002, we amended and restated our senior secured credit facility to increase the facility to $1.275 billion from $1.0 billion to partially fund the acquisition of the Golden Eagle Assets. The terms and conditions of this credit facility were subsequently amended on September 30, 2002, to reflect modified financial tests based on a low-margin environment. The amendment also, among other things, increased the amount of proceeds from asset sales or equity offerings that must be received and limits capital expenditures, both of which are consistent with our previously announced goals. Under the revised terms of the credit facility, we agreed to pay certain fees and to increase the interest rate on borrowings.

The credit facility currently consists of a five-year $225 million revolving credit facility (with a $150 million sublimit for letters of credit), a five-year tranche A term loan and a six-year tranche B term loan. As of September 30, 2002, we had no borrowings and $16 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit available of $209 million. In addition to the credit facility, we have a $12 million uncommitted letter of credit line with a bank, under which no amounts were outstanding as of September 30, 2002.

The credit facility is guaranteed by substantially all of our active domestic subsidiaries and is secured by substantially all of our material present and future assets, as well as all material present and future assets of our domestic subsidiaries (with certain exceptions for pipeline, retail and marine services assets), and is additionally secured by a pledge of all of the stock of all current active and future domestic subsidiaries and 66% of the stock of our current and future foreign subsidiaries.

At September 30, 2002, interest rates were 6.81% on the tranche A term loan and 8.5% on the tranche B term loan. Borrowings bear interest at either a base rate (4.75% at September 30, 2002) or a eurodollar rate (1.81% at September 30, 2002), plus an applicable margin. From September 30, 2002 to March 31, 2004, the applicable margins on the tranche A term loan and the revolving credit facility will be 3% in the case of the base rate and 4% in the case of the eurodollar rate and 3.5% in the case of the base rate and 4.5% in the case of the eurodollar rate for the tranche B term loan. Additionally, the tranche B eurodollar rate is deemed to be no less than 3.0%. Subsequent to March 31, 2004, borrowing rates under the tranche A term loan and the revolving credit facility will vary in relation to our senior debt to EBITDA ratio. The applicable margins for borrowings under the tranche B term loan subsequent to March 31, 2004 shall be 2.5% in the case of the base rate and 3.5% in the case of the eurodollar rate provided that our ratio of total senior debt to total capitalization is not greater than 50%. The credit facility also includes an additional 1% interest rate on the tranche A term loan, tranche B term loan and revolving credit facility from September 30, 2002 to March 31, 2004 and thereafter until our debt-to-capital ratio falls to no greater than 0.55 to 1.00. The first additional interest payment is due September 30, 2003 and quarterly thereafter. We are also charged various fees and expenses in connection with the credit facility, including commitment fees and various letter of credit fees.

The credit facility requires us to meet certain financial covenants, some of which use a measure of cash flow called EBITDA, as defined in the credit facility. The financial covenants specify thresholds of the following ratios which use EBITDA: senior debt to EBITDA, EBITDA to fixed charges and EBITDA to interest expense. The initial calculations of these ratios are to be made when we issue our financial results for the quarter ending September 30, 2003, using the immediately preceding four quarters. In addition, the financial covenants set a maximum threshold for total debt to total capitalization ratio, as defined in the credit facility, each quarter-end commencing June 30, 2002. The credit facility requires a minimum cumulative consolidated EBITDA amount of $45 million, $45 million, $90 million and $270 million for the quarters ending September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively. The credit facility also requires a minimum consolidated quick ratio, as defined in the credit facility, each month-end beginning October 31, 2002 through June 30, 2003. The credit facility also requires us to consummate one or more transactions resulting in the receipt of net proceeds of at least $175 million by December 31, 2002 and $200 million by March 31, 2003 (including net proceeds received on or before December 31, 2002) from the sale of assets or the sale of common stock, preferred stock mandatorily convertible into common stock within three years of the date of its issuance, or other equity acceptable to the majority of agent banks. Fifty percent of the net proceeds received by December 31, 2002 are required to be applied to prepay the term loans and the remaining fifty percent of the net proceeds shall be applied to prepay any outstanding revolving credit facility loans, none of which were outstanding at September 30, 2002. If any of such net proceeds remain after prepaying the outstanding revolving credit facility loans, such remaining amount shall be deposited in an account pledged to the banks but may be used for general corporate purposes, including but not limited to working capital and capital expenditures. To the extent there is still a cash balance in the account at such time as our debt-to-capital ratio falls below 0.55 to 1.00, the funds will become available to us for any purpose, including to further pay down debt. Any net proceeds received after December 31, 2002, are required to be applied in full to prepay the term loans. These mandatory prepayments of debt have not been reflected in current maturities of long-term debt since the funds will not come from operating cash flows or the liquidation of current assets. The proceeds will likely come from the sale of assets classified as non-current on the accompanying condensed consolidated balance sheet. The credit facility also limits our capital expenditures to no more than $253.5 million in the year 2002 and $210 million in the year 2003 and each year thereafter unless our debt-to-capital ratio falls below 0.58 to 1.00. Under the revised terms of our credit facility, we are not permitted to declare or pay cash dividends on our common stock or repurchase shares of our common stock through December 31, 2003. Beginning January 1, 2004, the terms allow for payment of cash dividends on our common stock and repurchase of shares of our common stock, not to exceed $15 million in any year. The credit facility contains other covenants and restrictions customary in credit arrangements of this kind. Noncompliance with the covenants constitutes an event of default and, if not cured by a waiver or amendment, would permit the lenders to accelerate the maturity of the credit facility, refuse to advance any additional funds under the credit facility and exercise the lenders’ remedies under the credit facility.

We satisfied all of the financial covenants under the credit facility for the quarter ended September 30, 2002, and believe we will satisfy future requirements based on assumed refining margins at levels slightly lower than the historical average refining margins in our marketing areas over the past five years. We also believe that we will satisfy the requirement under the credit facility to receive cash proceeds and prepay debt. Based on the progress we have made to sell the refined products pipeline and the 70 California retail stations and initiatives to sell other retail assets, we believe that we should meet the credit facility requirement to receive net proceeds of $175 million by year-end 2002 and an additional $25 million by March 31, 2003. However, in the event that the closing for any of the pending transactions may be delayed, we intend to seek, and expect to obtain, an amendment to the credit facility to extend the time to complete the asset sales.

Senior Subordinated Notes Due 2012

On April 9, 2002, we issued $450 million aggregate principal amount of 9-5/8% Senior Subordinated Notes due April 1, 2012 (“2012 Notes”) through a private offering. The 2012 Notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by us after five years at declining premiums. In addition, for the first three years, we may redeem up to 35% of the aggregate principal amount at a redemption price of 109.625% with proceeds of certain equity issuances. The indenture for the 2012 Notes contains covenants and restrictions which are customary for notes of this nature. The 2012 Notes are guaranteed by substantially all of our active domestic subsidiaries. The proceeds from the 2012 Notes and accrued interest were used to partially fund the acquisition of the Golden Eagle Assets. On October 10, 2002, we completed the exchange of the 9-5/8% Senior Subordinated Notes due 2012, that had been registered under the Securities Act of 1933, for all of the outstanding 2012 Notes that were issued in April 2002.

Junior Subordinated Notes

In connection with the Golden Eagle Assets acquisition, we issued to the seller two ten-year junior subordinated notes with face amounts aggregating $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and (ii) a $50 million junior subordinated note, due July 2012, which has no interest payment in year one and bears interest at 7.47% for the second through the fifth years and 7.5% interest rate for years six through ten. The two junior subordinated notes with face amounts of $100 million and $50 million were initially recorded at a combined present value of approximately $61 million, discounted at a rate of 15.625% and 14.375%, respectively.

Equity Offering

On March 6, 2002, we completed an underwritten public offering of 23 million shares of our common stock. The net proceeds from the stock offering of $245 million, after deducting underwriting fees and offering expenses, were used to partially fund the acquisition of the Golden Eagle Assets.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From (Used In):
Operating Activities	$30	$76
Investing Activities	(1,096)	(837)
Financing Activities	1,045	748

Decrease in Cash and Cash Equivalents	$(21)	$(13)

Net cash from operating activities during the 2002 Period totaled almost $30 million, compared to $76 million from operating activities in the 2001 Period. The decrease was primarily due to lower earnings before depreciation and amortization and expenditures for scheduled refinery turnarounds partly offset by reduced working capital requirements. Net cash used in investing activities of $1.1 billion in the 2002 Period included $932 million for the acquisition of the Golden Eagle Assets and $150 million for capital expenditures. Net cash from financing activities of $1.0 billion in the 2002 Period included net proceeds of $245 million from our equity offering, net proceeds of $441 million from our notes offering and borrowings of $425 million under the senior secured credit facility, partly offset by repayments of debt and financing costs. Gross borrowings and repayments under revolving credit lines amounted to $514 million during the 2002 Period. Working capital totaled $413 million at September 30, 2002 compared to $340 million at year-end 2001, reflecting increases related to the Golden Eagle acquisition and income taxes receivable, partly offset by reductions in inventories.

Capital Spending

We revised our 2002 and 2003 capital spending plans in response to the weaker refining and retail margin environment. In addition, the amendment to our senior secured credit facility limits our total capital expenditures and refinery turnaround spending to no more than $253.5 million in 2002 and $210 million in 2003. We have reduced our spending plans for discretionary projects while maintaining spending to meet environmental, safety, regulatory and other operational requirements. We currently estimate that our capital and refinery turnaround spending will total approximately $250 million in 2002 and slightly below $200 million in 2003. We have adopted a flat to modest growth strategy for Retail that will focus on jobber investments in selected markets. Therefore, we do not expect to build any new retail sites in 2003.

During the 2002 Period, our capital expenditures totaled $150 million, which included $24 million for completion of the heavy oil conversion project at our Washington refinery and $35 million for retail marketing programs. In addition, we spent approximately $43 million at our California refinery, including $27 million for a project to meet CARB III gasoline production requirements and $9 million to complete a nitrogen oxide emissions control project. Other capital spending was primarily for various refinery improvements and environmental requirements.

During the remainder of 2002, we expect to spend approximately $56 million in capital expenditures including $47 million for projects at our refineries, primarily for the CARB III and other projects at our California refinery. The CARB III project is scheduled to be completed in the first quarter of 2003. We expect to spend approximately $4 million during the remainder of 2002 for retail projects, principally to complete stations currently under construction.

We are expecting to fund the remaining 2002 and 2003 capital spending programs primarily from operating cash flows, including benefits from working capital reductions.

Major Maintenance Costs

We completed our scheduled turnaround of certain processing units at our Golden Eagle refinery in the second quarter of 2002 at a total cost of $15 million. We completed a scheduled turnaround of the Washington refinery in the first quarter of 2002 at a total cost of $25 million, of which $19 million was spent in 2002. Amortization of turnaround costs, other major maintenance projects and catalysts is projected to total approximately $27 million in 2002, of which $20 million was amortized in the 2002 Period. There are no other turnarounds scheduled for 2002, and four of our refineries are scheduled for turnarounds in 2003 at an estimated total cost of $45 million.

Ship Charter Commitments

We extended the term charters on two U.S. flagged ships, used to transport crude oil and products, from July 2002 to July 2009. The aggregate annual commitments on these extensions total $25 million to $29 million over the seven-year term, including operating expenses that increase annually from $13 million to $16 million over the seven-year period. We also extended the charter on a third ship from October 2, 2002 to July 1, 2003 at an aggregate cost of approximately $8 million over the nine-month period.

Fourth Quarter 2002 Outlook

Several factors have contributed to the improvement in industry margins since the middle of October 2002. Both planned and unplanned decreases in industry refinery production have reduced gasoline and distillate inventory levels. In addition, crude prices have declined since early October. Given the volatility of margins this year, the higher margins may not continue. However, if the improved margins continue and assuming reasonable product demand, we expect a profitable fourth quarter.

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

Environmental Remediation Liabilities

Soil and groundwater conditions at the Golden Eagle refinery may entail substantial expenditures over time. Our current estimate of costs to address environmental liabilities including soil and groundwater conditions at the refinery in connection with various projects, including those required pursuant to orders by the California Regional Water Quality Control Board, is approximately $73 million, of which approximately $31 million is anticipated to be incurred through 2006 and the balance afterwards. Management believes that we will be entitled to indemnification for approximately $63 million of such costs, directly or indirectly, from former owners or operators of the refinery (or their successors) under two separate indemnification agreements. Additionally, if remediation expenses are incurred in excess of the indemnification, we expect to receive coverage under one or both of the environmental insurance policies.

We are currently involved in remedial responses and have incurred cleanup expenditures associated with environmental matters at a number of sites, including certain of our own properties. At September 30, 2002, our accruals for environmental expenses totaled approximately $40 million. Based on currently available information, including the participation of other parties or former owners in remediation actions, we believe these accruals are adequate.

Environmental Capital

In February 2000, the EPA finalized new regulations pursuant to the Clean Air Act requiring a reduction in the sulfur content in gasoline beginning January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $46 million through 2006 and an additional $15 million thereafter.

The EPA also promulgated new regulations in January 2001 pursuant to the Clean Air Act requiring a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on the latest estimates, we expect to spend approximately $53 million in capital improvements through 2006, and an additional $30 million thereafter, to meet the new diesel fuel standards.

The Golden Eagle refinery will require substantial expenditures to meet California’s CARB III gasoline requirements, including the mandatory phase out of using the oxygenate known as MTBE, by the end of 2003. We expect to spend approximately $75 million through the first quarter of 2003 to comply with these requirements, of which approximately $27 million had been spent through September 30, 2002. We expect to complete the project in the first quarter of 2003.

We expect to spend approximately $41 million in additional capital improvements through 2006 to comply with the second phase of the Refinery MACT II regulations promulgated in April 2002. The Refinery MACT II regulations will require new emission controls at certain processing units at several of our refineries. We are currently evaluating a selection of control technologies to assure operations flexibility and compatibility with long-term air emission reduction goals.

In connection with the 2001 acquisition of the North Dakota and Utah refineries, we assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co., Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the new owner of these refineries, we are required to address issues including leak detection and repair, flaring protection and sulfur recovery unit optimization. We currently estimate that we will spend an aggregate of $7 million to comply with this consent decree. In addition, we have agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

We anticipate the capital expenditures addressing other environmental issues at the Golden Eagle refinery (including expenditures for work to comply with the California Bay Area Air Quality Management District’s requirements for controlling emissions of nitrogen oxides, the Regional Water Quality Control Boards’ order requiring piping and tank upgrades and requirements as a result of a settlement of a lawsuit by a citizens’ group concerning coke dust emissions from the refinery’s Pittsburg Dock loading facility) will total approximately $1 million in the fourth quarter of 2002, in addition to approximately $10 million which had been spent through September 30, 2002. Based on latest estimates, we will need to spend additional amounts for capital expenditures on similar projects at the Golden Eagle refinery estimated at approximately $90 million through 2006 and an additional estimated $90 million through 2011 which is subject to further review and analysis.

We anticipate that we will make additional environmental capital improvements of approximately $3 million in the fourth quarter of 2002, primarily for improvements to storage tanks, tank farm secondary containment and pipelines. During the 2002 Period, we spent approximately $6 million on these environmental capital projects.

Conditions that require additional expenditures may transpire for our various sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed locations) and petroleum product terminals, and for compliance with the Clean Air Act and other state, federal and local requirements. We cannot currently determine the amounts of these future expenditures.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an asset retirement obligation to be recorded at fair value during the period incurred and an equal amount recorded as an increase in the value of the related long-lived asset. The capitalized cost is depreciated over the useful life of the asset and the obligation is accreted to its present value each period. SFAS No. 143 is effective for us beginning January 1, 2003. We are currently evaluating the impact the standard will have on our future results of operations and financial condition.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retained the requirement to recognize an impairment loss only where the carrying value of a long-lived asset is not recoverable from its undiscounted cash flows and to measure such loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144, among other things, changed the criteria that have to be met to classify an asset as held-for-sale and requires that operating losses from discontinued operations be recognized in the period that the losses are incurred rather than as of the measurement date. We applied SFAS No. 144 as related to our potential divestitures in 2002.

In April 2002, the FASB issued SFAS No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 also amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions relating to the reporting of gains and losses from extinguishment of debt become effective for us beginning January 1, 2003 with earlier adoption encouraged. All other provisions of this standard became effective for us as of May 15, 2002 and did not have a significant impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. We early adopted SFAS No. 146 and the adoption did not have a material impact on our financial condition or results of operations for the quarter ended September 30, 2002.

In June 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. We have a limited number of petroleum purchases and sales that are defined as energy trading contracts. Such transactions are generally settled with physical product or crude oil deliveries. In October 2002, the EITF rescinded the requirement to net energy trading activity. As such, we have continued to report our limited trading activity on a gross basis. Had we presented energy trading contracts on a net basis, revenues and costs of sales would have been reduced by $25 million and $26 million for the 2002 Quarter and 2001 Quarter, respectively, and $76 million and $42 million for the 2002 Period and 2001 Period, respectively. The margins on these transactions were not significant for these periods.

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment” which would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we would be required to write off the unamortized carrying value of deferred major maintenance costs and expense future costs as incurred. At September 30, 2002, deferred major maintenance costs totaled $54 million.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-Q and relate to, among other things, projections of refining margins, revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, throughput, expectations regarding the acquisitions, discussions of estimated future revenue enhancements, potential dispositions and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct.

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	changes in general economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations, liquidity and capital requirements;

•	our ability to successfully integrate acquisitions including the Pipeline System and the Golden Eagle Assets;

•	our ability to achieve our debt reduction goal, including the consummation of asset sales or other transactions;

•	our ability to meet debt covenants;

•	adverse changes in the ratings assigned to our trade credit and debt instruments;

•	increased interest rates and the condition of the capital markets;

•	the direct or indirect effects on our business resulting from terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

•	changes in fuel and utility costs for our facilities;

•	disruptions due to equipment interruption or failure at our or third-party facilities;

•	execution of planned capital projects;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	actions of customers and competitors;

•	weather conditions affecting our operations or the areas in which our products are marketed; and

•	earthquakes or other natural disasters affecting operations.

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

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. In our Refining and Retail segments, inventories of refinery feedstocks and refined products totaled 19.3 million and 17.2 million barrels at September 30, 2002 and December 31, 2001, respectively. The average cost of our refinery feedstocks and refined product as of September 30, 2002 was approximately $23 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis, as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked to market with changes in the fair value of the derivatives recognized in earnings. At September 30, 2002, we had open futures positions for 3,000 barrels of crude oil which expire in the fourth quarter of 2002 and first quarter of 2003. Recording the fair value of these positions resulted in a mark-to-market gain of less than $0.1 million during the three months ended September 30, 2002. We believe that any potential impact from these activities will not result in a material adverse effect on our results of operations, financial position or cash flows.

Interest Rate Risk

At September 30, 2002, we had $1.016 billion of outstanding floating-rate debt under the senior secured credit facility and $1.035 billion of fixed-rate debt. The weighted average interest rate on the floating-rate debt was 8.1% at September 30, 2002. The impact on annual cash flow of a 10% change in the floating-rate for our senior secured credit facility (81 basis points) would be approximately $8 million.

The fair market value of our fixed-rate debt at September 30, 2002 was approximately $410 million less than its book value of $1 billion, based on recent transactions and bid quotes for our senior subordinated notes.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our periodic filings under the Exchange Act. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2002, the Company amended its senior secured credit facility to reflect modified financial tests based on a low-margin environment. The amended senior secured credit facility, among other things, increased the proceeds that must be received from asset sales or equity offerings and limits capital expenditures. Under the amendment, the Company is not permitted to declare or pay cash dividends on the Company’s common stock or repurchase shares of its common stock through December 31, 2003. The senior secured credit facility also contains other covenants and restrictions customary in credit arrangements of this kind.

For further information related to restrictions and covenants in the amended senior secured credit facility, see Note E of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contained herein.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Management Stability Agreement between the Company and Joseph M. Monroe dated June 20, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 1, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company had issued a press release announcing its goals to reduce debt by $500 million by the end of 2003 and its updated forecast for the second quarter of 2002. The Press Release was filed as an Exhibit under Item 7 of this Form 8-K.

On August 13, 2002, a Current Report on Form 8-K was filed reporting under Item 9, Regulation FD Disclosures, that the Company’s Principal Executive Officer and Principal Financial Officer submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460. The statements were filed as Exhibits under Item 7 of this Form 8-K.

On September 3, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, information (1) that the Company had entered into an asset purchase agreement with Williams Pipe Line Company L.P. to sell Tesoro’s Northern Great Plains Products Pipeline System for $110 million in cash and (2) regarding a press release announcing that Tesoro had reduced its refinery runs to about 85% of crude capacity. Two press releases issued on August 26, 2002 were filed as Exhibits under Item 7 of this Form 8-K.

On September 25, 2002, a Current Report on Form 8-K was filed reporting under Item 5, Other Events, that the Company entered into an amendment of its senior secured credit facility. The amendment was filed as an Exhibit under Item 7 of this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO PETROLEUM CORPORATION Registrant

Date: November 14, 2002	/s/ BRUCE A. SMITH

Bruce A. Smith Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 14, 2002	/s/ GREGORY A. WRIGHT

Gregory A. Wright Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Bruce A. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tesoro Petroleum Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ BRUCE A. SMITH

Bruce A. Smith Principal Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Gregory A. Wright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tesoro Petroleum Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ GREGORY A. WRIGHT

Gregory A. Wright Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number

10.1	Management Stability Agreement between the Company and Joseph M. Monroe dated June 20, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.