Form 10-Q
period 2004-03-31
TESORO PETROLEUM CORP /NEW/
filed 2004-05-06
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X]            No [  ]

There were 65,515,912 shares of the registrant’s Common Stock outstanding at April 30, 2004.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116.7	$77.2
Receivables, less allowance for doubtful accounts	497.1	414.6
Inventories	550.5	487.3
Prepayments and other	64.0	44.9

Total Current Assets	1,228.3	1,024.0

PROPERTY, PLANT AND EQUIPMENT
Refining	2,465.3	2,451.1
Retail	230.9	231.4
Corporate and other	58.8	58.8

	2,755.0	2,741.3
Less accumulated depreciation and amortization	(516.0)	(489.8)

Net Property, Plant and Equipment	2,239.0	2,251.5

OTHER NONCURRENT ASSETS
Goodwill	88.7	88.7
Acquired intangibles, net	136.2	138.6
Other, net	149.6	158.5

Total Other Noncurrent Assets	374.5	385.8

Total Assets	$3,841.8	$3,661.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$511.6	$431.8
Accrued liabilities	258.4	251.7
Current maturities of debt	3.5	3.5

Total Current Liabilities	773.5	687.0

DEFERRED INCOME TAXES	205.2	179.2
OTHER LIABILITIES	235.3	224.4
DEBT	1,606.7	1,605.3
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16-2/3; authorized 100,000,000 shares; 67,038,708 shares issued (66,458,008 in 2003)	11.1	11.0
Additional paid-in capital	699.1	690.6
Retained earnings	331.4	281.0
Unearned compensation	(4.9)	—
Treasury stock, 1,603,500 common shares (1,701,768 in 2003), at cost	(15.6)	(17.2)

Total Stockholders’ Equity	1,021.1	965.4

Total Liabilities and Stockholders’ Equity	$3,841.8	$3,661.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
REVENUES	$2,429.9	$2,286.1
COSTS AND EXPENSES:
Costs of sales and operating expenses	2,234.7	2,131.1
Selling, general and administrative expenses	31.0	38.3
Depreciation and amortization	37.0	37.0
Loss on asset sales and impairments	0.6	0.2

OPERATING INCOME	126.6	79.5
Interest and financing costs, net	(42.9)	(47.0)

EARNINGS BEFORE INCOME TAXES	83.7	32.5
Income tax provision	33.3	12.1

NET EARNINGS	$50.4	$20.4

NET EARNINGS PER SHARE:
Basic	$0.78	$0.32
Diluted	$0.75	$0.32
WEIGHTED AVERAGE COMMON SHARES:
Basic	65.0	64.6
Diluted	67.3	64.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$50.4	$20.4
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	37.0	37.0
Amortization of debt issuance costs and discounts	4.4	5.3
Loss on asset sales and impairments	0.6	0.2
Stock-based compensation	2.0	—
Deferred income taxes	26.0	17.9
Other changes in non-current assets and liabilities	11.1	6.7
Changes in current assets and current liabilities:
Receivables	(82.9)	(11.2)
Income taxes receivable	0.4	35.8
Inventories	(63.1)	(11.2)
Prepayments and other	(19.2)	(16.1)
Accounts payable and accrued liabilities	86.6	(77.6)

Net cash from operating activities	53.3	7.2

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(14.9)	(27.7)
Other	0.5	1.3

Net cash used in investing activities	(14.4)	(26.4)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of debt	(0.9)	(76.6)
Financing costs	(0.7)	(0.4)
Proceeds from stock options exercised	2.2	—

Net cash from (used in) financing activities	0.6	(77.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39.5	(96.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77.2	109.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116.7	$13.6

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$16.8	$30.8
Income taxes paid (refunded)	$0.4	$(41.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Petroleum Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit pursuant to the rules and regulations of the SEC. Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2003 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

We prepare Tesoro’s condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts to conform to the current presentation.

NOTE B - EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. The calculations of diluted earnings per share include the effects of potentially dilutive shares, principally common stock options outstanding during the period. Earnings per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Basic:
Net earnings	$50.4	$20.4

Weighted average common shares outstanding	65.0	64.6

Basic Earnings Per Share	$0.78	$0.32

Diluted:
Net earnings	$50.4	$20.4

Weighted average common shares outstanding	65.0	64.6
Dilutive effect of assumed exercise of stock options and other	2.3	0.1

Total diluted shares	67.3	64.7

Diluted Earnings Per Share	$0.75	$0.32

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - OPERATING SEGMENTS

We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. Prior to 2004, we also had revenues from our marine services operations, which marketed and distributed petroleum products, supplies and services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. We sold substantially all of the marine services physical assets in December 2003.

We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, corporate general and administrative expenses and loss on asset sales and impairments are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with an operating segment. Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2004	2003
Revenues
Refining:
Refined products	$2,310.4	$2,083.3
Crude oil resales and other (a)	72.9	117.1
Retail:
Fuel	182.8	198.1
Merchandise and other	29.1	26.1
Marine Services	—	43.2
Intersegment Sales from Refining to Retail	(165.3)	(181.7)

Total Revenues	$2,429.9	$2,286.1

Segment Operating Income
Refining	$151.6	$109.2
Retail	(4.2)	(8.1)
Marine Services	—	1.1

Total Segment Operating Income	147.4	102.2
Corporate and Unallocated Costs	(20.2)	(22.5)
Loss on Asset Sales and Impairments	(0.6)	(0.2)

Operating Income (b)	126.6	79.5
Interest and Financing Costs, Net	(42.9)	(47.0)

Earnings Before Income Taxes	$83.7	$32.5

Depreciation and Amortization
Refining	$31.0	$29.8
Retail	4.4	5.0
Marine Services	—	0.7
Corporate	1.6	1.5

Total Depreciation and Amortization	$37.0	$37.0

Capital Expenditures (c)
Refining	$14.5	$27.0
Retail	0.1	0.2
Marine Services	—	0.3
Corporate	0.3	0.2

Total Capital Expenditures	$14.9	$27.7

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2004	2003
Identifiable Assets
Refining	$3,353.1	$3,183.2
Retail	257.1	261.4
Marine Services (d)	3.5	21.1
Corporate	228.1	195.6

Total Assets	$3,841.8	$3,661.3

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Operating income included charges for voluntary early retirement benefits and severance costs totaling $9.0 million during the three months ended March 31, 2003, including a non-cash pretax charge of $7.0 million related to voluntary early retirement benefits. The $9.0 million charge included $2.6 million in refining, $1.3 million in retail, $0.4 million in marine services and $4.7 million in corporate.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $1.4 million and $8.5 million for the three months ended March 31, 2004 and 2003, respectively.

(d)	In connection with the sale of marine services assets in December 2003, we retained certain assets, primarily trade receivables, which we are collecting.

NOTE D – DEBT

In March 2004, Tesoro amended both its $375 million 8% senior secured notes due 2008 and its $200 million senior secured term loans due 2008, to permit us to prepay our $300 million 9% senior subordinated notes due 2008 without the limitations previously imposed by the loan documents. The 9% senior subordinated notes are subject to optional redemption by Tesoro at premiums of 4.5% through June 30, 2004, 3% from July 1, 2004 through June 30, 2005, 1.5% from July 1, 2005 through June 30, 2006, and at par thereafter. The effective interest rate on the senior subordinated notes is 9.16%, after giving effect to the discount at the date of issue.

Credit Agreement

As of March 31, 2004, Tesoro’s credit agreement consisted of a $500 million revolving credit facility maturing in June 2006. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of $500 million, or the amount of a periodically adjusted borrowing base ($783 million as of March 31, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2004, we had no borrowings and $216 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $284 million, or 57% of the eligible borrowing base.

Borrowings under the revolving credit facility bear interest at either a base rate (4.0% at March 31, 2004) or a eurodollar rate (1.09% at March 31, 2004), plus an applicable margin. The applicable margins at March 31, 2004 were 0.5% in the case of the base rate and 2.25% in the case of the eurodollar rate and vary based on credit availability levels. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate equal to the eurodollar rate applicable margin.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E — INVENTORIES

Components of inventories were as follows (in millions):

	March 31,	December 31,
	2004	2003
Crude oil and refined products, at LIFO cost	$494.5	$430.1
Oxygenates and by-products, at the lower of FIFO cost or market	8.1	9.7
Merchandise	7.6	7.4
Materials and supplies	40.3	40.1

Total Inventories	$550.5	$487.3

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of pension and postretirement benefit expense included in the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Service cost	$4.2	$3.8	$2.3	$2.1
Interest cost	2.8	2.8	2.3	2.1
Expected return on plan assets	(1.7)	(1.8)	—	—
Amortization of prior service cost	0.4	0.3	0.3	0.1
Amortization of net loss	0.5	1.5	—	—
Curtailments and settlements	(0.2)	—	—	—
Special termination benefits	—	6.4	—	0.5

Net Periodic Benefit Expense	$6.0	$13.0	$4.9	$4.8

We previously disclosed in the notes to our financial statements for the year ended December 31, 2003, that we expected to contribute $37 million to our pension plans in 2004. Subsequent to Congress passing the Pension Funding Equity Act of 2004 in April 2004, we now expect to contribute $32 million to our pension plans in 2004. During the three months ended March 31, 2004, Tesoro contributed $3.2 million.

NOTE G — STOCK-BASED COMPENSATION

Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” During the first quarter of 2004, we recognized compensation cost as if the fair value method of SFAS No. 123 had been applied from its original effective date, resulting in a pretax charge of $1.2 million.

Prior to January 1, 2004, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we measured compensation cost for stock options as the excess, if any, of the quoted market price of Tesoro’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the effect on net earnings and earnings per share as if we had applied the fair value method and recognition provisions of SFAS No. 123 during the three months ended March 31, 2003 (in millions except per share amounts):

Reported net earnings	$20.4
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.5)

Pro forma net earnings	$19.9

Net earnings per share:
Basic and dilutive, as reported	$0.32
Basic and dilutive, pro forma	$0.31

For purposes of the pro forma disclosures above, we amortized the estimated fair value of stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

In March 2004, Tesoro issued 250,000 shares of restricted stock to its chief executive officer pursuant to a December 2003 award. The shares vest in 20% increments beginning in February 2005, assuming continued employment at the vesting dates. Also in March 2004, Tesoro issued an additional 125,000 shares of restricted stock to its chief executive officer to match common stock he purchased in February 2004. The shares vest in December 2008, assuming continued employment at that date. The aggregate fair value of the restricted stock on the dates of award of $5.2 million was recorded as unearned compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the vesting period.

NOTE H - COMMITMENTS AND CONTINGENCIES

Tesoro is a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Where required, we have made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” in order to provide for these matters. We cannot predict the ultimate effects of these matters with certainty, and we have made related accruals based on our best estimates, subject to future developments. We believe that the outcome of these matters will not result in a material adverse effect on Tesoro’s liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.

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

Environmental Liabilities

We are currently involved with the EPA regarding a waste disposal site near Abbeville, Louisiana. Tesoro has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) at this location. Although the Superfund law may impose joint and several liability upon each party at the site, the extent of Tesoro’s allocated financial contributions for cleanup is expected to be

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

“de minimis” based upon the number of involved companies, volumes of waste involved, total estimated costs to close the site, and the removal of the site from the Superfund National Priority List. We believe, based on these considerations and discussions with the EPA, that Tesoro’s liability at the Abbeville site will not exceed $25,000.

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our owned properties. At March 31, 2004, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

As of February 4, 2004, Tesoro had received 70 Notices of Violations (“NOVs”) from the Bay Area Air Quality Management District for various alleged violations dating back to Tesoro’s purchase of the California refinery in May 2002. Tesoro is negotiating a settlement of this matter with the Bay Area Air Quality Management District.

Other Environmental Matters

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters, and some matters may require years for us to resolve. We cannot provide assurance that an adverse resolution of one or more of the matters described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods. However, on the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. We have not established a reserve for the matters below.

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

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $41 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. On March 1, 2004, the court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and which may not be covered by the $50 million indemnity for environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for certain environmental liabilities at our California refinery, including certain liabilities arising from Pre-Acquisition Operations. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.

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

In connection with our 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. We believe these obligations will not have a material impact on Tesoro’s financial position or results of operations.

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

Beginning in the early 1980’s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained an adjustable price that permitted the DESC to adjust prices. However, the Federal Acquisition Regulations (“FAR”) limits how prices may be adjusted. Tesoro and many of the other suppliers in separate suits in the Court of Federal Claims currently are seeking relief from the DESC’s price adjustments. Tesoro and the other suppliers allege that the DESC’s price adjustments violated FAR by not adjusting the price of fuel based on changes to the suppliers’ established prices or costs, as FAR requires. Tesoro and the other suppliers seek recovery of over $2.5 billion in underpayment for fuel. Tesoro’s share of the underpayment currently totals approximately $165 million although approximately $20 million of this amount is still pending at the administrative claims level. The DESC responded to Tesoro’s and the other supplier claims by moving for partial summary judgment. In response, Tesoro and the other suppliers cross-moved for partial summary judgment. The Court of Federal Claims granted partial summary judgment for Tesoro, held that the DESC’s fuel prices were illegal, and rejected the DESC’s assertion that Tesoro waived its right to a remedy by entering the contracts. However, some of the other judges in the same court ruled on the cross-motions for other suppliers in conflict with the holding for Tesoro. As a result, Tesoro petitioned the Court of Appeals for the Federal Circuit to review its claims. Tesoro is seeking the Court of Appeals validation that the price adjustments were illegal and Tesoro did not waive its right to sue when it entered the contracts. Tesoro expects the appeal process to take approximately nine months and for the court to issue its decision by the end of 2004, but we cannot predict the outcome of our claims against the DESC.

In December of 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Tesoro’s protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) opened RCA Docket No. P-97-4 to consider Tesoro’s protest of the intrastate rates for the years 1997 through 2000. Through RCA’s Order P-97-4(151), the RCA set just and reasonable final rates for the years 1997 through 2000, and held that Tesoro is entitled to receive approximately $41 million in refunds, including interest calculated as of December 31, 2003. RCA Order P-97-4(151) is currently on appeal, and we cannot give any assurances of when or whether we will prevail in the appeal.

NOTE I - NEW ACCOUNTING STANDARDS

FAS 106-1

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FAS 106-1”), which is effective for us as of December 31, 2003 and permits an election to reflect the effects of the Act immediately or defer recognition of the Act until more definitive guidance is issued. We have elected not to reflect immediately the effects of the Act and therefore, in accordance with FAS 106-1, we are deferring recognition of the Act until more definitive guidance is issued. Any measures of the postretirement benefit obligations or net periodic postretirement cost in the condensed consolidated financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we believe the effect of the Act will not be material to our future consolidated results of operations and financial condition.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FIN 46 and FIN 46(R)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined. Our implementation of FIN 46 did not result in the consolidation of any variable interest entities. In December 2003, the FASB issued Interpretation No. 46 (Revised) (“FIN 46(R)”), which provides additional guidance related to accounting for variable interest entities and became effective for us at the end of the 2004 first quarter. Implementation of FIN 46(R) did not require consolidation of any variable interest entities.

Statement of Position

In September 2003, the American Institute of CPAs Accounting Standards Executive Committee (“AcSEC”) approved for issuance a Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” subject to clearance by the FASB. On April 14, 2004, the FASB unanimously decided not to approve the issuance of the proposed SOP. The proposed SOP would have, among other provisions, required major maintenance activities, such as refinery turnarounds, to be expensed as incurred. AcSEC will not spend any further time on this project and the FASB does not have definitive plans to consider the issues addressed in the proposed SOP. At March 31, 2004, deferred major maintenance costs, which we include in other noncurrent assets, totaled $75.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 24 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

BUSINESS STRATEGY AND OVERVIEW

Our strategy is to create a geographically focused, value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) superior management information systems and (iv) outstanding employees focused on operational excellence, and that seeks to provide stockholders with competitive returns in any economic environment. For 2004, our goals are focused on:

•	Improving profitability by achieving greater efficiencies;

•	Using cash flows from operations to further reduce debt; and

•	Allocating capital and turnaround spending: to maintain safe, reliable operations meeting EPA Clean Air Act standards; to high return, low cost projects; and to further development of systems and people.

Several factors during the first quarter of 2004 positively impacted industry margins, including improved economic fundamentals in the U.S. and Far East, heavy industry turnaround activity in the western U.S. and recent changes in product specifications. Increased demand and below average inventory levels for finished products resulted in higher than average industry margins in all of our refining regions. Overall, industry margins during the first quarter of 2004 in our market areas averaged above our five-year average (January 1, 1999 through December 31, 2003). We determine our “five-year average” by comparing gasoline, diesel and jet fuel prices to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields, excluding heavy fuel oils. Our net earnings for the quarter also benefited from lower interest expense as a result of the debt reduction and refinancing in 2003.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Summary

Our net earnings were $50 million ($0.78 per basic share and $0.75 per diluted share) for the three months ended March 31, 2004 (“2004 Quarter”) compared with net earnings of $20 million ($0.32 per basic and diluted share) for the three months ended March 31, 2003 (“2003 Quarter”). The significant increase in net earnings was primarily due to higher refined product margins, increased throughput levels and lower interest expense as a result of the debt reduction and refinancing in 2003. Net earnings for the 2004 Quarter included pretax debt financing costs of $2.5 million ($0.02 per share) as further discussed below under Capital Resources and Liquidity - Capitalization. In the 2003 Quarter, voluntary early retirement benefits and severance costs resulted in pretax charges of $9 million ($0.09 per share).

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2004	2003
Revenues
Refined products (a)	$2,310	$2,083
Crude oil resales and other	73	117

Total Revenues	$2,383	$2,200

Refining Throughput (thousand barrels per day) (b)
California	153	158
Pacific Northwest
Washington	115	106
Alaska	48	44
Mid-Pacific
Hawaii	84	76
Mid-Continent
North Dakota	51	49
Utah	47	32

Total Refining Throughput	498	465

% Heavy Crude Oil of Total Refinery Throughput (c)	55%	61%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	246	230
Jet fuel	64	56
Diesel fuel	104	98
Heavy oils, residual products, internally produced fuel and other	104	100

Total Yield	518	484

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$11.10	$10.56
Manufacturing cost before depreciation and amortization	$4.61	$4.27
Pacific Northwest
Gross refining margin	$6.44	$6.19
Manufacturing cost before depreciation and amortization	$2.38	$2.45
Mid-Pacific
Gross refining margin	$4.54	$3.15
Manufacturing cost before depreciation and amortization	$1.32	$1.40
Mid-Continent
Gross refining margin	$6.54	$4.71
Manufacturing cost before depreciation and amortization	$2.35	$2.47
Total
Gross refining margin	$7.58	$6.92
Manufacturing cost before depreciation and amortization	$2.88	$2.90

	Three Months Ended
	March 31,
	2004	2003
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$348	$295
Expenses
Manufacturing costs	131	121
Other operating expenses	29	27
Selling, general and administrative	5	8
Depreciation and amortization (f)	31	30

Segment Operating Income	$152	$109

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	289	270
Jet fuel	80	87
Diesel fuel	120	124
Heavy oils, residual products and other	76	63

Total Product Sales	565	544

Product Sales Margin ($/barrel) (g)
Average sales price	$44.98	$42.59
Average costs of sales	37.90	36.60

Product Sales Margin	$7.08	$5.99

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $165 million and $182 million for the three months ended March 31, 2004 and 2003, respectively.

(b)	In the 2003 Quarter, the Utah refinery decreased throughput during a planned major maintenance turnaround. The Hawaii refinery temporarily reduced throughput in the 2003 Quarter for maintenance to its crude oil distillation unit.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.60 and $0.62 for the three months ended March 31, 2004 and 2003, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003. Operating income from our refining segment was $152 million in the 2004 Quarter compared to $109 million for the 2003 Quarter. The $43 million increase in our operating income was primarily due to higher refined product margins, combined with higher throughput levels and product sales volumes. Our total gross refining margin averaged $7.58 per barrel in the 2004 Quarter compared to $6.92 per barrel in the 2003 Quarter, reflecting higher per-barrel refining margins in all of our regions. Gross margins per barrel in our Mid-Pacific and Mid-Continent regions increased 44% and 39%, respectively. Our Mid-Continent margins also were improved by an increase in throughput, compared with the 2003 Quarter when the Utah refinery was in turnaround. Industry margins on a national basis improved primarily due to increased demand and below average inventory levels for finished products. Improved economic fundamentals in the U.S. and Far East have resulted in increased demand and margins for finished products. Also, heavy industry turnaround activity in the western “PADD V” region during the 2004 Quarter reduced finished product inventory levels on the U.S. West Coast. Furthermore, U.S. West Coast gasoline supplies tightened in part due to the elimination of the oxygenate MTBE.

On an aggregate basis, our total gross refining margins increased from $295 million in the 2003 Quarter to $348 million in the 2004 Quarter, reflecting higher per-barrel refining margins in all of our regions and higher total refining throughput volumes. Total refining throughput averaged 498 thousand barrels per day (“Mbpd”) in the 2004 Quarter, an increase of 33 Mbpd from the 2003 Quarter, despite some unscheduled downtime at our California refinery in the 2004 Quarter due to a short-term power outage and accelerated maintenance of the hydrogen plant. In the 2003 Quarter, our Utah refinery reduced throughput during a planned major maintenance turnaround.

Revenues from sales of refined products increased 11% to $2.3 billion in the 2004 Quarter, from $2.1 billion in the 2003 Quarter, primarily due to higher product sales prices and product sales volumes. Our average product prices increased 6% to $44.98 per barrel. Total product sales averaged 565 Mbpd in the 2004 Quarter, an increase of 21 Mbpd from the 2003 Quarter. Costs of sales also increased, compared with the 2003 Quarter, due to higher average prices for feedstocks and purchased products and increased throughput. Expenses, excluding depreciation and amortization, increased to $165 million in the 2004 Quarter, compared with $156 million in the 2003 Quarter, primarily due to increased maintenance and employee costs.

Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2004	2003
Revenues
Fuel	$183	$198
Merchandise and other	29	26

Total Revenues	$212	$224

Fuel Sales (millions of gallons)	123	144
Fuel Margin ($/gallon) (a)	$0.14	$0.11
Merchandise Margin (in millions)	$7	$6
Merchandise Margin (percent of sales)	26%	25%
Average Number of Stations (during the period)
Company-operated	225	231
Branded jobber/dealer	326	360

Total Average Retail Stations	551	591

Segment Operating Income (Loss)
Gross Margins
Fuel (b)	$18	$16
Merchandise and other non-fuel margin	8	7

Total gross margins	26	23
Expenses
Operating expenses	19	18
Selling, general and administrative	7	8
Depreciation and amortization	4	5

Segment Operating Income (Loss)	$(4)	$(8)

(a)	Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes. Fuel margin per gallon may not be calculated similarly by other companies.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003. Operating loss for our retail segment was $4 million in the 2004 Quarter, compared to an operating loss of $8 million in the 2003 Quarter. Total gross margins increased to $26 million during the 2004 Quarter from $23 million in the 2003 Quarter reflecting higher fuel margin per gallon, partially offset by lower sales volumes. Fuel margin increased to $0.14 per gallon in the 2004 Quarter from $0.11 per gallon in the 2003 Quarter, reflecting increased demand, lower inventories and our efforts to improve operations. Total gallons sold decreased to 123 million, reflecting the decrease in average station count to 551 in the 2004 Quarter from 591 in the 2003 Quarter. The decrease in average station count reflects our continued rationalization of our retail assets.

Revenues on fuel sales decreased to $183 million in the 2004 Quarter, from $198 million in the 2003 Quarter, reflecting lower sales volumes from fewer stations, partly offset by increased sales prices. Costs of sales also decreased in the 2004 Quarter due to lower sales volumes, partly offset by higher prices of purchased fuel.

Marine Services

In December 2003, we sold substantially all of the physical assets of marine services. Marine services operations had become increasingly immaterial, as compared to our primary refining and retail operations, and we believe that the sale of marine services assets is not significant to the historical or ongoing analysis or comparability of our primary operating results or financial position. Operating income from marine services was $1 million for the 2003 Quarter. See Note C in our condensed consolidated financial statements for summarized financial information related to marine services during the 2003 Quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $31 million in the 2004 Quarter, from $38 million in the 2003 Quarter, primarily as a result of $8 million in voluntary early retirement benefits and severance costs incurred during the 2003 Quarter. The 2004 Quarter included a $1 million charge in connection with the adoption of the fair value method of accounting for our stock options outstanding. See Note G of the condensed consolidated financial statements for further information regarding the adoption of the fair value method of accounting for stock options.

Interest and Financing Costs

Interest and financing costs decreased by $4 million to $43 million in the 2004 Quarter reflecting the debt reduction and refinancing in 2003, partially offset by financing expenses of $3 million during the 2004 Quarter in connection with the amendment of both the 8% senior secured notes and senior secured term loans.

Income Tax Provision

The income tax provision increased to $33 million for the 2004 Quarter from $12 million for the 2003 Quarter reflecting higher earnings before income taxes. The combined federal and state effective income tax rate was 40% and 37% for the 2004 Quarter and 2003 Quarter, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements. We ended the first quarter of 2004 with $117 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $284 million in available borrowing capacity under our credit agreement after $216 million in outstanding letters of credit. As further described below, in March 2004 we amended both our 8% senior secured notes and senior secured term loans to further allow us to reduce debt.

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide political conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 24 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, will be affected by these conditions.

Capitalization

Our capital structure at March 31, 2004 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement - Revolving Credit Facility	$—
Senior Secured Term Loans due 2008	198
8% Senior Secured Notes due 2008	372
9-5/8% Senior Subordinated Notes due 2012	429
9-5/8% Senior Subordinated Notes due 2008	211
9% Senior Subordinated Notes due 2008	296
Junior subordinated notes due 2012	77
Other debt, primarily capital leases	27

Total debt	1,610
Stockholders’ equity	1,021

Total Capitalization	$2,631

At March 31, 2004, our debt to capitalization ratio was 61% compared with 62% at year-end 2003, reflecting net earnings of $50 million during the first quarter.

In March 2004, Tesoro amended both its $375 million 8% senior secured notes due 2008 and its $200 million senior secured term loans due 2008, to permit us to prepay our $300 million 9% senior subordinated notes due 2008 without the limitations previously imposed by the loan documents. The 9% senior subordinated notes are subject to optional redemption by Tesoro at premiums of 4.5% through June 30, 2004, 3% from July 1, 2004 through June 30, 2005, 1.5% from July 1, 2005 through June 30, 2006, and at par thereafter. The effective interest rate on the senior subordinated notes is 9.16%, after giving effect to the discount at the date of issue.

We are currently negotiating to amend our credit agreement to increase its capacity by $125 million, which would provide for borrowings up to $625 million, and to extend the term by one year to June 2007. The amendment would also allow us to borrow up to $100 million on the revolving credit facility to prepay subordinated debt. The proposed amendment would provide more financing flexibility to further reduce higher-rate debt.

Our credit agreement, senior secured term loans and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

Credit Agreement

As of March 31, 2004, Tesoro’s credit agreement consisted of a $500 million revolving credit facility maturing in June 2006. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of $500 million or the amount of a periodically adjusted borrowing base ($783 million as of March 31, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2004, we had no borrowings and $216 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $284 million, or 57% of the eligible borrowing base.

Borrowings under the revolving credit facility bear interest at either a base rate (4.0% at March 31, 2004) or a eurodollar rate (1.09% at March 31, 2004), plus an applicable margin. The applicable margins at March 31, 2004 were 0.5% in the case of the base rate and 2.25% in the case of the eurodollar rate and vary based on credit availability levels. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate equal to the eurodollar rate applicable margin.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2004	2003
Cash Flows From (Used In):
Operating Activities	$53	$7
Investing Activities	(14)	(26)
Financing Activities	1	(77)

Increase (Decrease) in Cash and Cash Equivalents	$40	$(96)

Net cash from operating activities during the 2004 Quarter totaled $53 million, compared to $7 million from operating activities in the 2003 Quarter. The increase was primarily due to improved earnings. Net cash used in investing activities of $14 million in the 2004 Quarter was primarily for capital expenditures. Gross borrowings and repayments under the revolving credit facility amounted to $112 million during the 2004 Quarter. Working capital totaled $455 million at March 31, 2004 compared to $337 million at year-end 2003, as a result of increases in receivables and inventories, partially offset by increases in payables, attributable to increases in sales volumes and crude and product prices.

Historical EBITDA

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. We present EBITDA because we believe investors use EBITDA to help analyze our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). EBITDA may not be comparable to similarly titled measures used by other entities. Our historical EBITDA was (in millions):

	Three Months Ended
	March 31,
	2004	2003
Net Earnings	$50.4	$20.4
Add Income Tax Provision	33.3	12.1
Add Interest and Financing Costs, Net	42.9	47.0

Operating Income	126.6	79.5
Add Depreciation and Amortization	37.0	37.0

EBITDA	$163.6	$116.5

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset sales and impairments, which are added to net earnings under the credit agreement EBITDA calculations.

Capital Expenditures and Refinery Turnaround Spending

During the 2004 Quarter, our capital expenditures totaled $15 million, which included $7 million for clean air, clean fuels and other environmental projects, and $6 million for refinery improvements at our California refinery (excluding environmental projects). We spent $1 million during the 2004 Quarter for refinery turnaround and other major maintenance costs.

During the remainder of 2004, we expect our capital expenditures to approximate $145 million to $155 million (excluding refinery turnaround and other major maintenance costs of approximately $50 million). We expect to spend $145 million in the refining segment, including $49 million for clean air and clean fuels projects and $96 million for other refinery projects, including $42 million at the California refinery (excluding environmental projects) during the remainder of 2004.

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

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our own properties. At March 31, 2004, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. Based on currently available information, including the participation of other parties or former owners in remediation actions, we believe these accruals are adequate.

Other Environmental Matters

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $41 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. On March 1, 2004, the court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is unknown at this time and which may not be covered by the $50 million indemnity for environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for certain environmental liabilities at our California refinery, including certain liabilities arising from Pre-Acquisition Operations. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.

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

We expect to spend approximately $45 million in capital improvements through 2006 to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“MACT II”). The MACT II regulations require new emission controls at certain processing units at our refineries, including approximately $16 million at the North Dakota refinery and $29 million at the Washington refinery.

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

In connection with the 2002 acquisition of the California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to its settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. We believe these obligations will not have a material impact on our financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-Q and relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, debt repayments and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability and capital resources. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins based on our 2004 year-to-date average throughput of 498 Mbpd would change annualized pretax operating income by approximately $181 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 20.6 million barrels and 18.8 million barrels at March 31, 2004 and December 31, 2003, respectively. The average cost of our refinery feedstocks and refined product as of March 31, 2004 was approximately $25 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked-to-market. Gains and losses on these transactions, including changes in the fair value of derivative instruments are recognized in earnings. During the first quarter of 2004, we settled futures and options contracts for 8.3 million barrels of crude oil and 0.4 million barrels of heating oil, which due to significant price volatility resulted in losses of $14.1 million. At March 31, 2004, we had open crude oil futures and options contracts for 3.5 million barrels, which resulted in an unrealized mark-to-market loss of approximately $4.3 million. Also, at March 31, 2004 we had open over-the-counter swaps for 30,000 metric tons of fuel oil resulting in an unrealized mark-to-market loss of approximately $0.1 million.

Interest Rate Risk

At March 31, 2004, we had $198 million of outstanding floating-rate debt under our senior secured term loans and $1.4 billion of fixed-rate debt. The weighted average interest rate on the floating-rate debt was 6.61% at March 31, 2004. The impact on annual cash flow of a 10% change in the floating-rate for our senior secured term loans (66 basis points) would be approximately $1.3 million.

The fair market values of our senior secured loans, senior secured notes and senior subordinated notes are based on transactions and bid quotes. The fair market value of our junior subordinated notes and capital lease obligations approximate our carrying value. The fair market values of our fixed and variable rate debt were approximately $122 million and $7 million, respectively, more than our carrying values at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule Ba-15 under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 4, 2004, Tesoro had received 70 Notices of Violations (“NOVs”) from the Bay Area Air Quality Management District for various alleged violations dating back to Tesoro’s purchase of the California refinery in May 2002. Tesoro is negotiating a settlement of this matter with the Bay Area Air Quality Management District, the resolution of which will not have a material adverse effect on our consolidated financial position or results of operation.

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

On April 12, 2004, a Current Report on Form 8-K was filed under Item 12, Results of Operations and Financial Condition, announcing certain projected financial results for the first quarter ended March 31, 2004. The press release was filed as an exhibit under Item 7 of the Form 8-K.

On May 6, 2004, a Current Report on Form 8-K was filed under Item 12, Results of Operations and Financial Condition, that the Company had issued a press release reporting its first quarter 2004 earnings. The press release was filed as an exhibit under Item 7 of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO PETROLEUM CORPORATION
Registrant

Date: May 6, 2004	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2004	/s/ GREGORY A. WRIGHT

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