Form 10-Q
period 2004-06-30
TESORO PETROLEUM CORP /NEW/
filed 2004-08-04
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]   No [  ]

There were 66,113,150 shares of the registrant’s Common Stock outstanding at July 30, 2004.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$423.3	$77.2
Receivables, less allowance for doubtful accounts	561.7	414.6
Inventories	666.1	487.3
Prepayments and other	47.9	44.9

Total Current Assets	1,699.0	1,024.0

PROPERTY, PLANT AND EQUIPMENT
Refining	2,490.4	2,451.1
Retail	229.6	231.4
Corporate and other	59.7	58.8

	2,779.7	2,741.3
Less accumulated depreciation and amortization	(539.7)	(489.8)

Net Property, Plant and Equipment	2,240.0	2,251.5

OTHER NONCURRENT ASSETS
Goodwill	88.7	88.7
Acquired intangibles, net	133.8	138.6
Other, net	136.8	158.5

Total Other Noncurrent Assets	359.3	385.8

Total Assets	$4,298.3	$3,661.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$633.4	$431.8
Accrued liabilities	300.6	251.7
Current maturities of debt	299.4	3.5

Total Current Liabilities	1,233.4	687.0

DEFERRED INCOME TAXES	277.7	179.2
OTHER LIABILITIES	233.1	224.4
DEBT	1,312.1	1,605.3
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 100,000,000 shares; 67,455,971 shares issued (66,458,008 in 2003)	11.2	11.0
Additional paid-in capital	707.1	690.6
Retained earnings	544.5	281.0
Unearned compensation	(6.4)	—
Treasury stock, 1,552,742 common shares (1,701,768 in 2003), at cost	(14.4)	(17.2)

Total Stockholders’ Equity	1,242.0	965.4

Total Liabilities and Stockholders’ Equity	$4,298.3	$3,661.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES	$3,155.0	$2,116.4	$5,584.9	$4,402.5
COSTS AND EXPENSES:
Costs of sales and operating expenses	2,679.3	1,979.6	4,914.0	4,110.7
Selling, general and administrative expenses	38.7	32.1	69.7	70.4
Depreciation and amortization	37.8	36.7	74.8	73.7
Loss on asset sales and impairments	3.5	0.9	4.1	1.1

OPERATING INCOME	395.7	67.1	522.3	146.6
Interest and financing costs, net	(40.2)	(78.2)	(83.1)	(125.2)

EARNINGS (LOSS) BEFORE INCOME TAXES	355.5	(11.1)	439.2	21.4
Income tax provision (benefit)	142.4	(4.1)	175.7	8.0

NET EARNINGS (LOSS)	$213.1	$(7.0)	$263.5	$13.4

NET EARNINGS (LOSS) PER SHARE:
Basic	$3.26	$(0.11)	$4.04	$0.21
Diluted	$3.11	$(0.11)	$3.88	$0.21
WEIGHTED AVERAGE COMMON SHARES:
Basic	65.3	64.6	65.2	64.6
Diluted	68.6	64.6	68.0	64.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$263.5	$13.4
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	74.8	73.7
Amortization of debt issuance costs and discounts	9.0	11.1
Write-off of unamortized debt issuance costs	—	33.3
Loss on asset sales and impairments	4.1	1.1
Stock-based compensation	5.7	—
Deferred income taxes	98.5	16.9
Other changes in non-current assets and liabilities	14.2	2.3
Changes in current assets and current liabilities:
Receivables	(147.5)	5.7
Income taxes receivable	0.4	41.9
Inventories	(178.7)	33.7
Prepayments and other	(3.0)	2.3
Accounts payable and accrued liabilities	251.5	45.8

Net cash from operating activities	392.5	281.2

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(46.3)	(43.6)
Other	0.6	1.8

Net cash used in investing activities	(45.7)	(41.8)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering, net of issuance costs of $10.9 in 2003	—	360.3
Borrowings under term loans	—	350.0
Debt refinanced	—	(721.2)
Other repayments of debt	(1.7)	(247.8)
Other financing costs	(5.0)	(22.5)
Proceeds from stock options exercised	6.0	—

Net cash used in financing activities	(0.7)	(281.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	346.1	(41.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77.2	109.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$423.3	$68.0

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$67.7	$85.0
Income taxes paid (refunded)	$49.4	$(50.8)

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

NOTE B — EARNINGS (LOSS) PER SHARE

We compute basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. For the three months ending June 30, 2003, the assumed exercise of stock options produced anti-dilutive results and therefore was not included in total diluted shares. For all other periods presented, diluted earnings per share include the effects of potentially dilutive shares, principally common stock options outstanding during the period. Earnings (loss) per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic:
Net earnings (loss)	$213.1	$(7.0)	$263.5	$13.4

Weighted average common shares outstanding	65.3	64.6	65.2	64.6

Basic Earnings (Loss) Per Share	$3.26	$(0.11)	$4.04	$0.21

Diluted:
Net earnings (loss)	$213.1	$(7.0)	$263.5	$13.4

Weighted average common shares outstanding	65.3	64.6	65.2	64.6
Dilutive effect of assumed exercise of stock options and other	3.3	—	2.8	0.2

Total diluted shares	68.6	64.6	68.0	64.8

Diluted Earnings (Loss) Per Share	$3.11	$(0.11)	$3.88	$0.21

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C — OPERATING SEGMENTS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Refining:
Refined products	$3,016.9	$1,950.8	$5,327.3	$4,034.1
Crude oil resales and other (a)	86.2	66.8	159.1	183.9
Retail:
Fuel	226.0	205.7	408.8	403.8
Merchandise and other	33.6	30.7	62.7	56.8
Marine Services	—	36.3	—	79.5
Intersegment Sales from Refining to Retail	(207.7)	(173.9)	(373.0)	(355.6)

Total Revenues	$3,155.0	$2,116.4	$5,584.9	$4,402.5

Segment Operating Income (Loss)
Refining	$427.5	$72.3	$579.1	$181.5
Retail	(1.5)	10.3	(5.7)	2.2
Marine Services	—	1.7	—	2.8

Total Segment Operating Income	426.0	84.3	573.4	186.5
Corporate and Unallocated Costs	(26.8)	(16.3)	(47.0)	(38.8)
Loss on Asset Sales and Impairments	(3.5)	(0.9)	(4.1)	(1.1)

Operating Income (b)	395.7	67.1	522.3	146.6
Interest and Financing Costs, Net	(40.2)	(78.2)	(83.1)	(125.2)

Earnings (Loss) Before Income Taxes	$355.5	$(11.1)	$439.2	$21.4

Depreciation and Amortization
Refining	$31.8	$29.6	$62.8	$59.4
Retail	4.4	5.0	8.8	10.0
Marine Services	—	0.7	—	1.4
Corporate	1.6	1.4	3.2	2.9

Total Depreciation and Amortization	$37.8	$36.7	$74.8	$73.7

Capital Expenditures (c)
Refining	$28.8	$15.4	$43.3	$42.4
Retail	0.9	0.1	1.0	0.3
Marine Services	—	0.1	—	0.4
Corporate	1.7	0.3	2.0	0.5

Total Capital Expenditures	$31.4	$15.9	$46.3	$43.6

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2004	2003
Identifiable Assets
Refining	$3,502.6	$3,183.2
Retail	251.0	261.4
Marine Services (d)	0.2	21.1
Corporate	544.5	195.6

Total Assets	$4,298.3	$3,661.3

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Operating income included charges for voluntary early retirement benefits and severance costs totaling $9.0 million during the first quarter of 2003, including a non-cash pretax charge of $7.0 million related to voluntary early retirement benefits. The $9.0 million charge included $2.6 million in refining, $1.3 million in retail, $0.4 million in marine services and $4.7 million in corporate.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $2.5 million and $9.5 million for the three months ended June 30, 2004 and 2003, respectively, and $3.9 million and $18.0 million for the six months ended June 30, 2004 and 2003, respectively.

(d)	In connection with the sale of our marine services assets in December 2003, we retained certain assets, primarily trade receivables, which we have substantially collected.

NOTE D — DEBT

9% Senior Subordinated Notes

In March 2004, Tesoro amended both its $375 million 8% senior secured notes due 2008 and $200 million senior secured loans due 2008, to permit us to prepay our 9% senior subordinated notes due 2008, without the limitations previously imposed by the loan documents. On July 1, 2004, Tesoro voluntarily prepaid the remaining $297.5 million outstanding principal balance of the 9% senior subordinated notes at a premium of 3%. The prepayment will result in a pretax charge during the 2004 third quarter of approximately $16 million, including $9 million for the 3% call premium and $7 million for the write-off of unamortized debt discount and issuance costs. At June 30, 2004, the 9% senior subordinated notes were included in current maturities of debt in the condensed consolidated balance sheet.

Credit Agreement

In May 2004, we amended our credit agreement to increase its capacity by $150 million to $650 million and to extend the term by one year to June 2007. The amendment also allows us to borrow up to $100 million on the revolving credit facility to prepay subordinated debt. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $650 million as amended, or the amount of a periodically adjusted borrowing base ($998 million as of June 30, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories as defined. As of June 30, 2004, we had no borrowings and $396 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $254 million or 39% of the eligible borrowing base.

Borrowings under the revolving credit facility bear interest at either a base rate (4.0% at June 30, 2004) or a eurodollar rate (1.36% at June 30, 2004), plus an applicable margin. The applicable margins at June 30, 2004 were 0.5% in the case of the base rate and 2.25% in the case of the eurodollar rate and vary based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 2.0% to 2.25% at June 30, 2004.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E — INVENTORIES

Components of inventories were as follows (in millions):

	June 30,	December 31,
	2004	2003
Crude oil and refined products, at LIFO cost	$608.6	$430.1
Oxygenates and by-products, at the lower of FIFO cost or market	8.7	9.7
Merchandise	8.1	7.4
Materials and supplies	40.7	40.1

Total Inventories	$666.1	$487.3

Inventories valued at LIFO cost were less than replacement cost by approximately $430 million and $210 million, at June 30, 2004 and December 31, 2003, respectively.

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS

We previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute $37 million to our pension plans in 2004. Subsequent to Congress passing the Pension Funding Equity Act of 2004 in April 2004, we now expect to contribute $32 million to our pension plans in 2004. During the three and six months ended June 30, 2004, Tesoro contributed $9 million and $12 million, respectively, to our pension plans. The components of pension benefit expense included in the condensed consolidated statements of operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$3.9	$3.7	$8.1	$7.5
Interest cost	3.0	2.8	5.8	5.6
Expected return on plan assets	(1.8)	(1.8)	(3.5)	(3.6)
Amortization of prior service cost	0.4	0.3	0.8	0.6
Amortization of net loss	0.6	1.3	1.1	2.8
Curtailments and settlements	(0.1)	—	(0.3)	—
Special termination benefits	—	—	—	6.4

Net Periodic Benefit Expense	$6.0	$6.3	$12.0	$19.3

Other postretirement benefit expense presented for the periods below excludes the effects of the federal subsidy as defined in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). See Note I for further information regarding the effects of the Act and the federal subsidy, including deferring recognition of the Act. The components of postretirement benefit expense included in the condensed consolidated statements of operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$2.2	$2.1	$4.5	$4.2
Interest cost	2.5	2.1	4.8	4.2
Amortization of prior service cost	(0.2)	0.1	0.1	0.2
Special termination benefits	—	—	—	0.5

Net Periodic Benefit Expense	$4.5	$4.3	$9.4	$9.1

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE G — STOCK-BASED COMPENSATION

Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” We recognized compensation cost as if the fair value method of SFAS No. 123 had been applied from its original effective date, resulting in pretax charges during the three months and six months ended June 30, 2004 of $1.4 million and $2.6 million, respectively.

Prior to January 1, 2004, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we measured compensation cost for stock options as the excess, if any, of the quoted market price of Tesoro’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The following table represents the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method and recognition provisions of SFAS No. 123 (in millions except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Reported net earnings (loss)	$(7.0)	$13.4
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.6)

Pro forma net earnings (loss)	$(8.1)	$11.8

Net earnings (loss) per share:
Basic and dilutive, as reported	$(0.11)	$0.21
Basic and dilutive, pro forma	$(0.13)	$0.18

For purposes of the pro forma disclosures above, we amortized the estimated fair value of stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

In March 2004, we issued 250,000 shares of restricted stock to our chief executive officer pursuant to a December 2003 award. The shares vest in 20% annual increments beginning in February 2005, assuming continued employment at the vesting dates. We also issued an additional 125,000 shares and 75,000 shares of restricted stock during the 2004 first quarter and 2004 second quarter, respectively, to our chief executive officer pursuant to his employment contract to match common stock he purchased during 2004. The shares vest in December 2008, assuming continued employment at that date. The aggregate fair value of the restricted stock on the dates of award of $7.0 million was recorded in the condensed consolidated balance sheet as unearned compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the vesting period.

NOTE H — COMMITMENTS AND CONTINGENCIES

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Where required, we have made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” in order to provide for these matters. We cannot predict the ultimate effects of these matters with certainty, and we have made related accruals based on our best estimates, subject to future developments. We believe that the outcome of these matters will not result in a material adverse effect on our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.

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

Tesoro is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications or changes in use for certain emission sources.

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

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our owned properties. At June 30, 2004, our accruals for environmental expenses totaled approximately $36 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

Tesoro has received approximately 70 notices of violation (“NOVs”) from the Bay Area Air Quality Management District. The NOVs allege various violations of air quality requirements at the California refinery between May 2002 and February 2004. Tesoro is negotiating a settlement of this matter with the Bay Area Quality Management District.

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

As previously disclosed, we were a defendant in eleven pending cases alleging MTBE contamination in groundwater. As of June 30, 2004, we are no longer a defendant in four of the previously filed cases. The remaining plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. All but one of these cases were filed after September 30, 2003 in anticipation of a draft federal energy bill that contained provisions for MTBE liability protection. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $42 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

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

Environmental Capital

EPA regulations related to the Clean Air Act require a reduction in the sulfur content in gasoline beginning January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $38 million through 2008, and an additional $8 million beyond 2008, of which approximately $1 million has been spent during 2004. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on our latest engineering estimates, we expect to spend approximately $54 million in capital improvements through 2006, of which approximately $5 million has been spent during 2004.

In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements of this rule, which will become effective in phases between 2007 and 2012, will reduce non-road diesel sulfur content. The cost to comply with the new non-road diesel fuel regulation is subject to review and analysis by Tesoro, and is not included in our $54 million capital improvement estimate to meet the regulations related to on-road diesel fuel.

We expect to spend approximately $45 million in capital improvements through 2006 to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), of which $11 million has been spent during 2004. These regulations require new emission controls at certain processing units at our refineries, including the North Dakota refinery and the Washington refinery.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues,

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including leak detection and repair, flaring protection and sulfur recovery unit optimization. We currently estimate we will spend $7 million to comply with this consent decree, in addition to expenditures for the installation of new emission control equipment at the North Dakota refinery to meet the Refinery MACT II regulations described above. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. We believe these obligations will not have a material impact on Tesoro’s financial position or results of operations.

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We estimate that we may spend an additional $92 million through 2008. This cost estimate is subject to further review and analysis.

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

Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. However, the Federal Acquisition Regulations (“FAR”) limit how prices may be adjusted, and Tesoro and many of the other suppliers in separate suits in the Court of Federal Claims currently are seeking relief from the DESC’s price adjustments. Tesoro and the other suppliers allege that the DESC’s price adjustments violated FAR by not adjusting the price of fuel based on changes to the suppliers’ established prices or costs, as FAR requires. Tesoro and the other suppliers seek recovery of over $2.5 billion in underpayment for fuel. Tesoro’s share of the underpayment currently totals approximately $165 million, although approximately $20 million of this amount is still pending at the administrative claims level. The DESC responded to Tesoro’s and the other suppliers’ claims by moving for partial summary judgment. In response, Tesoro and the other suppliers cross-moved for partial summary judgment. The Court of Federal Claims granted partial summary judgment for Tesoro, held that the DESC’s fuel prices were illegal, and rejected the DESC’s assertion that Tesoro waived its right to a remedy by entering the contracts. However, some of the other judges in the same court ruled on the cross-motions for other suppliers in conflict with the holding for Tesoro. As a result, Tesoro petitioned the Court of Appeals for the Federal Circuit to review its claims. Tesoro is seeking the Court of Appeals’ validation that the price adjustments were illegal and Tesoro did not waive its right to sue when it entered the contracts. Tesoro expects the court to issue its decision in the first quarter of 2005, but Tesoro cannot predict the outcome of its claims against the DESC.

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

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I — NEW ACCOUNTING STANDARDS

FAS 106-1 and FAS 106-2

Tesoro sponsors a postretirement health care plan that provides prescription drug benefits. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-1”), which became effective for us as of December 31, 2003 and permitted an election to reflect the effects of the Act immediately or defer recognition of the Act until more definitive guidance is issued. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FAS 106-2”) which provides guidance for the accounting of the federal subsidy. Further, the new accounting standard requires FAS 106-1 to be superseded upon the effective date of FAS 106-2, which was July 1, 2004 for Tesoro. In accordance with FAS 106-1 and FAS 106-2, we deferred recognition of the Act through June 30, 2004. On July 1, 2004, we elected the “prospective application” of adoption for the recognition of the federal subsidy as defined in FAS 106-2. We estimate the effect of recognizing the federal subsidy in accordance with FAS 106-2 will result in a reduction of postretirement benefit expense of approximately $1 million annually.

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

Statement of Position

In September 2003, the American Institute of CPAs Accounting Standards Executive Committee (“AcSEC”) approved for issuance a Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” subject to clearance by the FASB. On April 14, 2004, the FASB unanimously decided not to approve the issuance of the proposed SOP. The proposed SOP would have, among other provisions, required major maintenance activities, such as refinery turnarounds, to be expensed as incurred. AcSEC will not spend any further time on this project, and the FASB does not have definitive plans to consider the issues addressed in the proposed SOP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 25 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

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

During the first half of 2004, we achieved the following significant results relative to our 2004 goals, which are further described below under “Results of Operations” and “Capital Resources and Liquidity”:

•	Operating income improved by $376 million to $522 million compared to the first six months of 2003, reflecting improved refined product margins, together with achieving greater operating efficiencies.

•	On July 1, 2004, we used cash flows from operations to prepay our $297.5 million outstanding principal balance of the 9% senior subordinated notes due 2008, which will result in annual pretax interest savings of approximately $27 million.

•	Our capital and turnaround spending totaled $50 million, of which $19 million was for Clean Air Act projects and $21 million was for reliability and safety projects.

Several factors during the first six months of 2004 positively impacted industry margins, including improved economic fundamentals in the U.S. and Far East, heavy refining industry turnaround activity in the western U.S. during the 2004 first quarter, low product imports and recent changes in product specifications. Increased demand and below average inventory levels for finished products resulted in significantly higher than average industry margins in all of our refining regions. Overall, industry margins during the first six months of 2004 in our market areas averaged above our five-year average (January 1, 1999 through December 31, 2003). We determine our “five-year average” by comparing gasoline, diesel and jet fuel prices to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields, excluding heavy fuel oils. Our net earnings for the first six months also benefited from lower interest expense as a result of the debt reduction and refinancing in 2003.

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

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2003

Summary

Our net earnings were $213 million ($3.26 per basic share and $3.11 per diluted share) for the three months ended June 30, 2004 (“2004 Quarter”), compared with a net loss of $7 million ($0.11 net loss per basic and diluted share) for the three months ended June 30, 2003 (“2003 Quarter”). For the year-to-date periods, our net earnings were $264 million ($4.04 per basic share and $3.88 per diluted share) for the six months ended June 30, 2004 (“2004 Period”), compared with net earnings of $13 million ($0.21 per basic and diluted share) for the six months ended June 30, 2003 (“2003 Period”). The significant increases in net earnings for the 2004 Quarter and 2004 Period were primarily due to (i) higher refined product margins, (ii) increased throughput levels, (iii) lower interest expense as a result of the debt reduction and refinancing in 2003, and (iv) our continued focus on improving refining operating efficiencies. Net earnings for the 2004 Period included pretax debt financing costs of $2 million ($0.02 per share). The net loss for the 2003 Quarter included the write-off of unamortized debt issuance costs of $33 million pretax ($0.33 per share). In the 2003 Period, voluntary early retirement benefits and severance costs resulted in pretax charges of $9 million ($0.09 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2004	2003	2004	2003
Revenues
Refined products (a)	$3,017	$1,951	$5,327	$4,034
Crude oil resales and other	86	67	159	184

Total Revenues	$3,103	$2,018	$5,486	$4,218

Refining Throughput (thousand barrels per day) (b)
California	162	159	158	158
Pacific Northwest
Washington	118	118	116	112
Alaska	58	46	53	45
Mid-Pacific
Hawaii	85	76	85	76
Mid-Continent
North Dakota	59	53	55	51
Utah	56	45	51	39

Total Refining Throughput	538	497	518	481

% Heavy Crude Oil of Total Refinery Throughput (c)	54%	59%	54%	60%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	262	248	254	239
Jet fuel	64	56	64	56
Diesel fuel	116	107	109	102
Heavy oils, residual products, internally produced fuel and other	115	104	110	103

Total Yield	557	515	537	500

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2004	2003	2004	2003
Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$19.51	$9.08	$15.42	$9.81
Manufacturing cost before depreciation and amortization	$4.63	$4.58	$4.62	$4.43
Pacific Northwest
Gross refining margin	$11.98	$4.93	$9.32	$5.53
Manufacturing cost before depreciation and amortization	$2.32	$1.99	$2.35	$2.21
Mid-Pacific
Gross refining margin	$7.63	$2.21	$6.09	$2.68
Manufacturing cost before depreciation and amortization	$1.44	$1.42	$1.38	$1.41
Mid-Continent
Gross refining margin	$10.28	$5.29	$8.57	$5.03
Manufacturing cost before depreciation and amortization	$2.09	$2.31	$2.21	$2.38
Total
Gross refining margin	$13.20	$5.92	$10.50	$6.40
Manufacturing cost before depreciation and amortization	$2.83	$2.80	$2.85	$2.85
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$639	$267	$987	$562
Expenses
Manufacturing costs	138	127	269	248
Other operating expenses	35	32	64	59
Selling, general and administrative	7	7	12	15
Depreciation and amortization (f)	32	29	63	59

Segment Operating Income	$427	$72	$579	$181

Product Sales (thousand barrels per day) (a)(g)
Gasoline and gasoline blendstocks	308	292	298	281
Jet fuel	86	79	83	83
Diesel fuel	140	128	130	126
Heavy oils, residual products and other	76	77	76	70

Total Product Sales	610	576	587	560

Product Sales Margin ($/barrel) (g)
Average sales price	$54.38	$37.20	$49.86	$39.80
Average costs of sales	42.79	32.18	40.44	34.31

Product Sales Margin	$11.59	$5.02	$9.42	$5.49

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $208 million and $174 million for the three months ended June 30, 2004 and 2003, respectively, and $373 million and $356 million for the six months ended June 30, 2004 and 2003, respectively.

(b)	The Alaska refinery experienced reduced throughput in the 2003 Quarter during a planned major maintenance turnaround. In the 2003 first quarter, the Utah refinery experienced decreased throughput for a planned major maintenance turnaround.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.57 and $0.58 for the three months ended June 30, 2004 and 2003, respectively, and $0.59 and $0.60 for the six months ended June 30, 2004 and 2003, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003. Operating income from our refining segment was $427 million in the 2004 Quarter compared to $72 million for the 2003 Quarter. The $355 million increase in our operating income was primarily due to significantly higher refined product margins, combined with higher throughput and product sales volumes. Our total gross refining margin per barrel increased 123% to $13.20 per barrel in the 2004 Quarter compared to $5.92 per barrel in the 2003 Quarter, reflecting higher per-barrel refining margins in all of our regions. Industry margins on a national basis improved primarily due to increased demand and below average inventory levels for finished products. Improved economic fundamentals in the U.S. and Far East resulted in increased demand and margins for finished products and low imports reduced finished product inventory levels. Also, U.S. West Coast gasoline supplies tightened in part due to the elimination of the oxygenate MTBE.

On an aggregate basis, our total gross refining margins increased from $267 million in the 2003 Quarter to $639 million in the 2004 Quarter, reflecting higher per-barrel refining margins and higher refining throughput in all of our regions. Total refining throughput averaged 538 thousand barrels per day (“Mbpd”) in the 2004 Quarter, an increase of 41 Mbpd or 8% from the 2003 Quarter. In the 2003 Quarter, our Alaska refinery experienced reduced throughput during a planned major maintenance turnaround.

Revenues from sales of refined products increased 58% to $3.0 billion in the 2004 Quarter, from $1.9 billion in the 2003 Quarter, primarily due to significantly higher product sales prices and slightly higher product sales volumes. Our average product prices increased 46% to $54.38 per barrel and total product sales increased by 6% to 610 Mbpd in the 2004 Quarter from the 2003 Quarter. Costs of sales also increased, compared with the 2003 Quarter, primarily due to higher average feedstock prices and increased product sales volumes. Expenses, excluding depreciation and amortization, increased to $180 million in the 2004 Quarter, compared with $166 million in the 2003 Quarter, primarily due to increased maintenance, utilities and employee costs. Total manufacturing cost per barrel before depreciation and amortization remained relatively flat as compared to the 2003 Quarter, primarily due to our continued focus on improving operating efficiencies.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003. Operating income from our refining segment was $579 million in the 2004 Period compared to $181 million for the 2003 Period. The $398 million increase in our operating income was primarily due to significantly higher refined product margins, combined with higher throughput levels and product sales volumes. Our total gross refining margin per barrel increased 64% to $10.50 per barrel in the 2004 Period compared to $6.40 per barrel in the 2003 Period, reflecting higher per-barrel refining margins in all of our regions. Industry margins on a national basis improved primarily due to increased demand and below average inventory levels for finished products. Improved economic fundamentals in the U.S. and Far East have resulted in increased demand and margins for finished products and low imports reduced finished product inventory levels. Also, heavy refining industry turnaround activity in the western “PADD V” region during the first quarter of 2004 reduced finished product inventory levels on the U.S. West Coast. Furthermore, U.S. West Coast gasoline supply tightened due to changes in gasoline specifications related to the phase-out of MTBE in California.

On an aggregate basis, our total gross refining margins increased from $562 million in the 2003 Period to $987 million in the 2004 Period, reflecting higher per-barrel refining margins in all of our regions and higher total refining throughput volumes. Total refining throughput averaged 518 Mbpd in the 2004 Period an increase of 37 Mbpd or 8% from the 2003 Period, despite some unscheduled downtime at our California refinery in the 2004 first quarter due to a short-term power outage and accelerated maintenance of the hydrogen plant. In the 2003 Period, our Utah and Alaska refineries experienced reduced throughput during planned major maintenance turnarounds.

Revenues from sales of refined products increased 32% to $5.3 billion in the 2004 Period, from $4.0 billion in the 2003 Period, primarily due to significantly higher product sales prices and slightly higher product sales volumes. Our average product prices increased 25% to $49.86 per barrel and total product sales increased by 5% to 587 Mbpd in the 2004 Period from the 2003 Period. Costs of sales also increased primarily due to higher average feedstock prices and higher product sales volumes as compared with the 2003 Period. Expenses, excluding depreciation and amortization, increased to $345 million in the 2004 Period, from $322 million in the 2003 Period, primarily due to increased maintenance, utilities and employee costs. Total manufacturing cost per barrel before depreciation and amortization remained flat as compared to the 2003 Period, primarily due to our continued focus on improving operating efficiencies.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2004	2003	2004	2003
Revenues
Fuel	$226	$206	$409	$404
Merchandise and other	34	31	63	57

Total Revenues	$260	$237	$472	$461

Fuel Sales (millions of gallons)	129	150	252	294
Fuel Margin ($/gallon) (a)	$0.14	$0.21	$0.14	$0.16
Merchandise Margin (in millions)	$9	$8	$16	$14
Merchandise Margin (percent of sales)	28%	27%	27%	26%
Average Number of Stations (during the period)
Company-operated	223	229	224	230
Branded jobber/dealer	320	349	323	354

Total Average Retail Stations	543	578	547	584

Segment Operating Income (Loss)
Gross Margins
Fuel (b)	$18	$32	$36	$48
Merchandise and other non-fuel margin	10	9	18	16

Total gross margins	28	41	54	64
Expenses
Operating expenses	18	17	37	35
Selling, general and administrative	7	9	14	17
Depreciation and amortization	5	5	9	10

Segment Operating Income (Loss)	$(2)	$10	$(6)	$2

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes. Fuel margin per gallon may not be calculated similarly by other companies.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003. Operating loss for our retail segment was $2 million in the 2004 Quarter, compared to operating income of $10 million in the 2003 Quarter. Total gross margins decreased to $28 million during the 2004 Quarter from $41 million in the 2003 Quarter reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.14 per gallon in the 2004 Quarter from $0.21 per gallon in the 2003 Quarter, reflecting higher prices of purchased fuel. Total gallons sold decreased to 129 million, reflecting the decrease in average station count to 543 in the 2004 Quarter from 578 in the 2003 Quarter. The decrease in average station count reflects our continued rationalization of our retail assets.

Revenues on fuel sales increased to $226 million in the 2004 Quarter, from $206 million in the 2003 Quarter, reflecting increased sales prices, primarily offset by lower sales volumes. Costs of sales also increased in the 2004 Quarter due to higher prices of purchased fuel, partly offset by lower sales volumes.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003. Operating loss for our retail segment was $6 million in the 2004 Period, compared to operating income of $2 million in the 2003 Period. Total gross margins decreased to $54 million during the 2004 Period, reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.14 per gallon in the 2004 Period from $0.16 per gallon in the 2003 Period, reflecting higher prices of purchased fuel. Total gallons sold decreased to 252 million, reflecting the decrease in average station count to 547 in the 2004 Period from 584 in the 2003 Period due to our continued rationalization of our retail assets.

Revenues on fuel sales increased to $409 million in the 2004 Period versus $404 million in the 2003 Period, reflecting increased sales prices, primarily offset by lower sales volumes. Costs of sales increased in the 2004 Period due to higher prices of purchased fuel, partly offset by lower sales volumes.

Marine Services

In December 2003, we sold substantially all of the physical assets of marine services. Marine services operations had become increasingly immaterial, as compared to our primary refining and retail operations, and we believe that the sale of marine services assets is not significant to the historical or ongoing comparability of our primary operating results or financial position. Operating income from marine services was $2 million and $3 million for the 2003 Quarter and 2003 Period, respectively. See Note C in our condensed consolidated financial statements in Item 1 for summarized financial information related to marine services during the 2003 Quarter and 2003 Period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $39 million and $70 million for the 2004 Quarter and 2004 Period, respectively, compared to $32 million and $70 million for 2003 Quarter and 2003 Period, respectively. The 2004 Quarter and 2004 Period, as compared to the 2003 Quarter and 2003 Period, included an additional $6 million and $11 million, respectively, of stock-based compensation associated with stock options and other stock-based awards, and other incentive based compensation. See Note G of the condensed consolidated financial statements in Item 1 for further information regarding the adoption of the fair value method of accounting for stock options during 2004 and the recent grants of restricted stock. The 2003 Period included an $8 million charge for voluntary early retirement benefits and severance costs.

Interest and Financing Costs

Interest and financing costs decreased by $38 million and $42 million in the 2004 Quarter and 2004 Period, respectively. The decreases were due to the write-off of $33 million of unamortized debt issuance costs in the 2003 Quarter and debt reduction during 2003.

Income Tax Provision (Benefit)

The income tax provision totaled $142 million and $176 million for the 2004 Quarter and 2004 Period, respectively, compared to an income tax benefit of $4 million for the 2003 Quarter and income tax provision of $8 million for the 2003 Period. The increases reflect higher earnings before income taxes. The combined federal and state effective income tax rate was 40% and 37% for the 2004 Period and 2003 Period, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements. We ended the second quarter of 2004 with $423 million of cash and cash equivalents. During the first six months of 2004, we have paid $49 million of estimated federal and state income tax payments. As of June 30, 2004, we had no borrowings under our revolving credit facility, and $254 million in available borrowing capacity under our credit agreement after $396 million in outstanding letters of credit. Our letters of credit outstanding at June 30, 2004 increased from $232 million at the end of 2003 due to increased foreign crude oil purchases and higher average feedstock prices. As further described below, on July 1, 2004, we voluntarily prepaid our $297.5 million outstanding principal amount of our 9% senior subordinated notes. Upon prepayment of the 9% senior subordinated notes, we had no cash borrowings on our revolving credit facility. The prepayment will result in annual pretax interest savings of approximately $27 million.

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide political conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 25 for further information related to risks and other factors. Our future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, will be affected by these conditions.

Capitalization

Our capital structure at June 30, 2004, including the 9% senior subordinated notes that we voluntarily prepaid on July 1, 2004, was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
Senior Secured Term Loans due 2008	198
8% Senior Secured Notes due 2008	372
9-5/8% Senior Subordinated Notes due 2012	429
9% Senior Subordinated Notes due 2008	296
9-5/8% Senior Subordinated Notes due 2008	211
Junior subordinated notes due 2012	79
Other debt, primarily capital leases	27

Total debt	1,612
Stockholders’ equity	1,242

Total Capitalization	$2,854

At June 30, 2004, our debt to capitalization ratio was 56% compared with 62% at year-end 2003, reflecting net earnings of $264 million during the 2004 Period.

Our credit agreement, senior secured term loans and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

9% Senior Subordinated Notes

In March 2004, Tesoro amended both its $375 million 8% senior secured notes due 2008 and $200 million senior secured loans due 2008, to permit us to prepay our 9% senior subordinated notes due 2008, without the limitations previously imposed by the loan documents. On July 1, 2004, Tesoro voluntarily prepaid the remaining $297.5 million outstanding principal balance of the 9% senior subordinated notes at a premium of 3%.

Credit Agreement

In May 2004, we amended our credit agreement to increase its total capacity by $150 million to $650 million and to extend the term by one year to June 2007. The amendment also allows us to borrow up to $100 million on the revolving credit facility to prepay subordinated debt. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $650 million as amended, or the amount of a periodically adjusted borrowing base ($998 million as of June 30, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2004, we had no borrowings and $396 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $254 million, or 39% of the eligible borrowing base.

Borrowings under the revolving credit facility bear interest at either a base rate (4.0% at June 30, 2004) or a eurodollar rate (1.36% at June 30, 2004), plus an applicable margin. The applicable margins at June 30, 2004 were 0.5% in the case of the base rate and 2.25% in the case of the eurodollar rate and vary based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 2.0% to 2.25% at June 30, 2004.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2004	2003
Cash Flows From (Used In):
Operating Activities	$393	$281
Investing Activities	(46)	(42)
Financing Activities	(1)	(281)

Increase (Decrease) in Cash and Cash Equivalents	$346	$(42)

Net cash from operating activities during the 2004 Period totaled $393 million, compared to $281 million from operating activities in the 2003 Period. The increase was primarily due to significantly improved earnings, partly offset by increases in working capital. Net cash used in investing activities of $46 million in the 2004 Period was primarily for capital expenditures. Gross borrowings and repayments under the revolving credit facility amounted to $112 million during the 2004 Period. Working capital totaled $466 million at June 30, 2004 compared to $337 million at year-end 2003, as a result of increases in receivables and inventories, partially offset by increases in payables, attributable to increases in sales volumes and crude and product prices. Relating to working capital, the increase in cash and cash equivalents was partially offset by the 9% senior subordinated notes included in current maturities of debt at June 30, 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Earnings (Loss)	$213.1	$(7.0)	$263.5	$13.4
Add Income Tax Provision (Benefit)	142.4	(4.1)	175.7	8.0
Add Interest and Financing Costs, Net	40.2	78.2	83.1	125.2

Operating Income	395.7	67.1	522.3	146.6
Add Depreciation and Amortization	37.8	36.7	74.8	73.7

EBITDA	$433.5	$103.8	$597.1	$220.3

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset sales and impairments, which are added to net earnings under the credit agreement EBITDA calculations.

Capital Expenditures and Refinery Turnaround Spending

During the 2004 Period, our capital expenditures totaled $46 million, which included $24 million for clean air, clean fuels and other environmental projects, and $13 million for refinery improvements at our California refinery (excluding environmental projects). We spent $4 million during the 2004 Period for refinery turnaround and other major maintenance costs.

During the remainder of 2004, we expect our capital expenditures to approximate $115 million to $125 million (excluding refinery turnaround and other major maintenance costs). Our estimated capital expenditures for the remainder of 2004 include $115 million in the refining segment, comprising $35 million for clean air and clean fuels projects and $80 million for other refinery projects, of which $35 million is related to the California refinery (excluding environmental projects). We expect to spend approximately $47 million during the remainder of 2004 for refinery turnaround and other major maintenance costs primarily related to our California turnaround scheduled to begin late in the 2004 third quarter.

Environmental

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

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our owned properties. At June 30, 2004, our accruals for environmental expenses totaled approximately $36 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

Other Environmental Matters

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $42 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

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

Environmental Capital

EPA regulations related to the Clean Air Act require a reduction in the sulfur content in gasoline beginning January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $38 million through 2008, and an additional $8 million beyond 2008, of which approximately $1 million has been spent during 2004. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require a reduction in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on the latest engineering estimates, we now expect to spend approximately $54 million in capital improvements through 2006, of which approximately $5 million has been spent during 2004.

In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements of this rule, which will become effective in phases between 2007 and 2012, will reduce non-road diesel sulfur content. The cost to comply with the new non-road diesel fuel regulation is subject to review and analysis by Tesoro, and is not included in our $54 million capital improvement estimate to meet the regulations related to on-road diesel fuel.

We expect to spend approximately $45 million in capital improvements through 2006 to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), of which $11 million has been spent during 2004. These regulations require new emission controls at certain processing units at our refineries, including the North Dakota refinery and the Washington refinery.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues, including leak detection and repair, flaring protection and sulfur recovery unit optimization. We currently estimate we will spend $7 million to comply with this consent decree, in addition to expenditures for the installation of new emission control equipment at the North Dakota refinery to meet the MACT II regulations described above. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

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

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We estimate that we may spend an additional $92 million through 2008. This cost estimate is subject to further review and analysis.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	changes in general economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	actions of customers and competitors;

•	changes in capital requirements or in execution of planned capital projects;

•	availability of trade credit;

•	increased interest rates and the condition of the capital markets;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our products are marketed; and

•	earthquakes or other natural disasters affecting operations.

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

Commodity Price Risks

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide political conditions, threatened or actual terrorist incidents or acts of war, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in our markets.

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins based on our 2004 year-to-date average throughput of 518 Mbpd would change annualized pretax operating income by approximately $189 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 23.5 million barrels and 18.8 million barrels at June 30, 2004 and December 31, 2003, respectively. The average LIFO cost of our refinery feedstocks and refined products as of June 30, 2004 was approximately $27 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked-to-market. Gains and losses on these transactions, including changes in the fair value of derivative instruments, are recognized in earnings. During the second quarter of 2004, we settled futures and options contracts, which due to significant price volatility resulted in losses of $11.8 million, primarily for 7.9 million barrels of crude oil and 0.9 million barrels of heating oil. At June 30, 2004, we recorded an unrealized mark-to-market gain of approximately $1.6 million primarily for 0.5 million barrels of open crude oil futures and options contracts.

Interest Rate Risk

At June 30, 2004, we had $198 million of outstanding floating-rate debt under our senior secured term loans and $1.4 billion of fixed-rate debt. The interest rate on our floating-rate debt was 6.78% at June 30, 2004, 5.5% of which was fixed. The impact on annual cash flow of an additional 1% (100 basis points) in the floating-rate component for our senior secured term loans would be approximately $2.0 million.

The fair market values of our senior secured loans, senior secured notes and senior subordinated notes are based on transactions and bid quotes. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values. The fair market values of our fixed and variable rate debt were approximately $110 million and $6 million, respectively, more than their carrying values at June 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, we were a defendant in eleven pending cases alleging MTBE contamination in groundwater. As of June 30, 2004, we are no longer a defendant in four of the previously filed cases. The remaining plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. All but one of these cases were filed after September 30, 2003 in anticipation of a draft federal energy bill that contained provisions for MTBE liability protection. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 25, 2004, Tesoro amended its credit agreement to increase its capacity by $150 million to $650 million and extend the term by one year to June 2007. The amendment also allows us to borrow up to $100 million on the revolving credit facility to prepay subordinated debt.

On July 1, 2004, Tesoro voluntarily prepaid the remaining $297.5 million outstanding principal balance of its 9% senior subordinated notes due 2008 at a premium of 3%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2004 Annual Meeting of Stockholders of the Company was held on May 11, 2004.

(b)	The following directors were elected at the 2004 Annual Meeting of Stockholders to hold office until the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
Robert W. Goldman	53,274,393	4,705,589
Steven H. Grapstein	53,267,728	4,712,254
William J. Johnson	52,165,715	5,814,267
A. Maurice Myers	53,278,509	4,701,473
Donald H. Schmude	53,275,394	4,704,588
Bruce A. Smith	52,077,171	5,902,811
Patrick J. Ward	53,279,618	4,700,364

(c)	With respect to an increase in the number of shares available for issuance of options from 300,000 to 450,000, and to extend the expiration date for the grant of awards under the 1995 Non-Employee Director Stock Option Plan, there were 36,403,878 votes for; 9,199,816 votes against; 230,560 abstentions; and no broker non-votes.

(d)	The proposal to amend the Amended and Restated Executive Long-Term Incentive Plan (“the Plan”) was approved to (1) increase the total number of shares available for grant under the Plan from 7,250,000 shares to 9,250,000 shares, (2) increase from 750,000 to 1,500,000 the limitation on the total number of those shares that may be granted as restricted stock during the life of the Plan and include within the limitation grants of performance shares and performance units, and (3) expressly provide that options granted under the plan may not be repriced without stockholder approval. With respect to this matter, there were 35,051,400 votes for; 10,553,342 votes against; 229,511 abstentions; and no broker non-votes.

(e)	With respect to the ratification of the appointment of Deloitte & Touche, LLP as Tesoro’s independent auditors for fiscal year 2004, there were 57,042,491 votes for; 877,329 against; 60,163 abstentions; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	First Amendment, dated as of March 15, 2004, to the Credit and Guaranty Agreement of the Senior Secured Term Loans Due 2008, among Tesoro Petroleum Corporation, certain subsidiary guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent.

4.2	First Supplemental Indenture to the 8% Senior Secured Notes due 2008, dated as of June 23, 2004, among Tesoro Petroleum Corporation and The Bank of New York, as Trustee.

10.1	Third Amended and Restated Credit Agreement, dated as of May 25, 2004, among the Company, Bank of America, N.A. (the syndication agent), Wells Fargo Foothill, LLC (the documentation agent), Bank One, NA (the administrative agent) and a syndicate of banks, financial institutions and other entities.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 12, 2004, a Current Report on Form 8-K was filed under Item 12, Results of Operations and Financial Condition, announcing certain projected financial results for the first quarter ended March 31, 2004. The press release was filed as an exhibit under Item 7 of the Form 8-K.

On May 6, 2004, a Current Report on Form 8-K was filed under Item 12, Results of Operations and Financial Condition, announcing that Tesoro had issued a press release reporting its first quarter 2004 earnings. The press release was filed as an exhibit under Item 7 of the Form 8-K.

On July 2, 2004, a Current Report on Form 8-K was filed under Item 9, Regulation FD Disclosure, announcing that Tesoro had issued a press release reporting its prepayment of the 9% senior subordinated notes due 2008 on July 1, 2004. The press release was filed as an exhibit under Item 7 of the Form 8-K.

On August 4, 2004, a Current Report on Form 8-K was filed under Item 12, Results of Operations and Financial Condition, announcing that Tesoro had issued a press release reporting its second quarter 2004 earnings. The press release was filed as an exhibit under Item 7 of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO PETROLEUM CORPORATION Registrant

Date: August 4, 2004	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2004	/s/ GREGORY A. WRIGHT
Gregory A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
4.1	First Amendment, dated as of March 15, 2004, to the Credit and Guaranty Agreement of the Senior Secured Term Loans Due 2008, among Tesoro Petroleum Corporation, certain subsidiary guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent.

4.2	First Supplemental Indenture to the 8% Senior Secured Notes due 2008, dated as of June 23, 2004, among Tesoro Petroleum Corporation and The Bank of New York, as Trustee.

10.1	Third Amended and Restated Credit Agreement, dated as of May 25, 2004, among the Company, Bank of America, N.A. (the syndication agent), Wells Fargo Foothill, LLC (the documentation agent), Bank One, NA (the administrative agent) and a syndicate of banks, financial institutions and other entities.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.