Form 10-Q
period 2004-09-30
TESORO PETROLEUM CORP /NEW/
filed 2004-11-05
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

There were 66,471,192 shares of the registrant’s Common Stock outstanding at October 29, 2004.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$208.7	$77.2
Receivables, less allowance for doubtful accounts	590.9	414.6
Inventories	663.3	487.3
Prepayments and other	51.0	44.9

Total Current Assets	1,513.9	1,024.0

PROPERTY, PLANT AND EQUIPMENT
Refining	2,525.4	2,451.1
Retail	229.9	231.4
Corporate and other	60.8	58.8

	2,816.1	2,741.3
Less accumulated depreciation and amortization	(564.0)	(489.8)

Net Property, Plant and Equipment	2,252.1	2,251.5

OTHER NONCURRENT ASSETS
Goodwill	88.7	88.7
Acquired intangibles, net	131.0	138.6
Other, net	145.6	158.5

Total Other Noncurrent Assets	365.3	385.8

Total Assets	$4,131.3	$3,661.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$770.5	$431.8
Accrued liabilities	322.6	251.7
Current maturities of debt	3.6	3.5

Total Current Liabilities	1,096.7	687.0

DEFERRED INCOME TAXES	276.5	179.2
OTHER LIABILITIES	230.0	224.4
DEBT	1,213.5	1,605.3
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 100,000,000 shares; 67,879,718 shares issued (66,458,008 in 2003)	11.2	11.0
Additional paid-in capital	718.4	690.6
Retained earnings	609.1	281.0
Unearned compensation	(11.5)	—
Treasury stock, 1,486,936 common shares (1,701,768 in 2003), at cost	(12.6)	(17.2)

Total Stockholders’ Equity	1,314.6	965.4

Total Liabilities and Stockholders’ Equity	$4,131.3	$3,661.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$3,288.5	$2,330.0	$8,873.4	$6,732.5
COSTS AND EXPENSES:
Costs of sales and operating expenses	3,053.2	2,096.2	7,967.2	6,206.9
Selling, general and administrative expenses	37.8	28.3	107.5	98.7
Depreciation and amortization	36.3	36.7	111.1	110.4
Loss on asset sales and impairments	0.6	9.2	4.7	10.3

OPERATING INCOME	160.6	159.6	682.9	306.2
Interest and financing costs, net	(52.9)	(45.9)	(136.0)	(171.1)

EARNINGS BEFORE INCOME TAXES	107.7	113.7	546.9	135.1
Income tax provision	43.1	43.1	218.8	51.1

NET EARNINGS	$64.6	$70.6	$328.1	$84.0

NET EARNINGS PER SHARE:
Basic	$0.98	$1.09	$5.02	$1.30
Diluted	$0.93	$1.09	$4.79	$1.30

WEIGHTED AVERAGE COMMON SHARES:
Basic	65.6	64.6	65.3	64.6
Diluted	69.5	64.9	68.5	64.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$328.1	$84.0
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	111.1	110.4
Amortization of debt issuance costs and discounts	13.3	14.9
Write-off of unamortized debt issuance costs and discount	9.3	36.2
Loss on asset sales and impairments	4.7	10.3
Stock-based compensation	9.0	—
Deferred income taxes	93.2	59.8
Other changes in non-current assets and liabilities	(3.2)	(21.8)
Changes in current assets and current liabilities:
Receivables	(178.2)	2.8
Income taxes receivable	1.9	41.9
Inventories	(176.2)	(66.7)
Prepayments and other	(6.0)	(31.2)
Accounts payable and accrued liabilities	415.8	129.0

Net cash from operating activities	622.8	369.6

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(85.5)	(66.9)
Other	0.8	4.1

Net cash used in investing activities	(84.7)	(62.8)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering, net of issuance costs of $11.0 in 2003	—	360.2
Borrowings under term loans	—	350.0
Debt refinanced	—	(721.2)
Repayments of debt	(400.1)	(373.3)
Other financing costs	(15.1)	(22.7)
Proceeds from stock options exercised	8.6	—

Net cash used in financing activities	(406.6)	(407.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131.5	(100.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77.2	109.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208.7	$9.6

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$93.4	$105.8
Income taxes paid (refunded)	$49.0	$(50.8)

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

NOTE B – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally common stock options outstanding during the period and restricted stock. Earnings per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic:
Net earnings	$64.6	$70.6	$328.1	$84.0

Weighted average common shares outstanding	65.6	64.6	65.3	64.6

Basic Earnings Per Share	$0.98	$1.09	$5.02	$1.30

Diluted:
Net earnings	$64.6	$70.6	$328.1	$84.0

Weighted average common shares outstanding	65.6	64.6	65.3	64.6
Dilutive effect of assumed exercise of stock options and awards	3.9	0.3	3.2	0.2

Total diluted shares	69.5	64.9	68.5	64.8

Diluted Earnings Per Share	$0.93	$1.09	$4.79	$1.30

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – OPERATING SEGMENTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Refining:
Refined products	$3,112.4	$2,149.0	$8,439.7	$6,183.1
Crude oil resales and other (a)	119.2	80.5	278.3	264.4
Retail:
Fuel	237.2	213.1	646.0	616.9
Merchandise and other	36.6	33.9	99.3	90.7
Marine Services	—	40.1	—	119.6
Intersegment Sales from Refining to Retail	(216.9)	(186.6)	(589.9)	(542.2)

Total Revenues	$3,288.5	$2,330.0	$8,873.4	$6,732.5

Segment Operating Income (Loss)
Refining	$187.1	$175.4	$766.2	$356.9
Retail	1.1	6.6	(4.6)	8.8
Marine Services	—	2.1	—	4.9

Total Segment Operating Income	188.2	184.1	761.6	370.6
Corporate and Unallocated Costs	(27.0)	(15.3)	(74.0)	(54.1)
Loss on Asset Sales and Impairments	(0.6)	(9.2)	(4.7)	(10.3)

Operating Income (b)	160.6	159.6	682.9	306.2
Interest and Financing Costs, Net	(52.9)	(45.9)	(136.0)	(171.1)

Earnings Before Income Taxes	$107.7	$113.7	$546.9	$135.1

Depreciation and Amortization
Refining	$30.1	$29.5	$92.9	$88.9
Retail	4.5	4.7	13.3	14.7
Marine Services	—	0.6	—	2.0
Corporate	1.7	1.9	4.9	4.8

Total Depreciation and Amortization	$36.3	$36.7	$111.1	$110.4

Capital Expenditures (c)
Refining	$37.4	$22.4	$80.7	$64.8
Retail	0.4	0.3	1.4	0.6
Marine Services	—	0.2	—	0.6
Corporate	1.4	0.4	3.4	0.9

Total Capital Expenditures	$39.2	$23.3	$85.5	$66.9

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2004	2003
Identifiable Assets
Refining	$3,554.9	$3,183.2
Retail	249.4	261.4
Marine Services	—	21.1
Corporate	327.0	195.6

Total Assets	$4,131.3	$3,661.3

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Operating income included charges for voluntary early retirement benefits and severance costs totaling $9.0 million during the first quarter of 2003, including a non-cash pretax charge of $7.0 million related to voluntary early retirement benefits. The $9.0 million charge included $2.6 million in refining, $1.3 million in retail, $0.4 million in marine services and $4.7 million in corporate.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $19.8 million and $16.3 million for the three months ended September 30, 2004 and 2003, respectively, and $23.7 million and $34.3 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTE D – DEBT

9% Senior Subordinated Notes Due 2008

In March 2004, we amended both our 8% senior secured notes due 2008 and senior secured term loans to permit us to prepay our 9% senior subordinated notes without the limitations previously imposed by the loan documents. On July 1, 2004, we voluntarily prepaid the remaining $297.5 million outstanding principal balance of the 9% senior subordinated notes at a call premium of 3%. The prepayment resulted in a pretax charge during the 2004 third quarter of $16 million, including $9 million for the 3% call premium and $7 million for the write-off of unamortized debt issuance and discount costs.

Senior Secured Term Loans Due 2008

On September 29, 2004, we voluntarily prepaid $100 million of our outstanding $197.5 million senior secured term loans at a prepayment premium of 3%. The prepayment resulted in a pretax charge during the 2004 third quarter of $5 million, including $3 million for the 3% prepayment premium and $2 million for the write-off of unamortized debt issuance costs.

Credit Agreement

In September 2004, we amended our credit agreement to (i) increase its capacity an additional $100 million to $750 million, (ii) modify the amount of permitted restricted payments and subordinated debt repayments and (iii) reduce the applicable margins on revolver borrowings. In addition, the amendment provides the flexibility to obtain up to $250 million in letters of credit outside of the credit agreement for foreign crude oil purchases. The credit agreement was previously amended in May 2004 to increase its capacity by $150 million to $650 million and to extend the term by one year to June 2007.

The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.1 billion as of September 30, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2004, we had no borrowings and $291 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $459 million or 61% of the eligible borrowing

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

base. Borrowings under the revolving credit facility bear interest at either a base rate (4.75% at September 30, 2004) or a eurodollar rate (1.84% at September 30, 2004), plus an applicable margin. The applicable margins at September 30, 2004 were 0.0% in the case of the base rate and 1.75% in the case of the eurodollar rate and vary based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 1.50% to 1.75% at September 30, 2004.

NOTE E – INVENTORIES

Components of inventories were as follows (in millions):

	September 30,	December 31,
	2004	2003
Crude oil and refined products, at LIFO cost	$603.2	$430.1
Oxygenates and by-products, at the lower of FIFO cost or market	11.2	9.7
Merchandise	8.5	7.4
Materials and supplies	40.4	40.1

Total Inventories	$663.3	$487.3

Inventories valued at LIFO cost were less than replacement cost by approximately $463 million and $210 million, at September 30, 2004 and December 31, 2003, respectively.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFITS

Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. We previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute $37 million to our employee retirement pension plan in 2004. During the three months and nine months ended September 30, 2004, Tesoro contributed $41 million and $53 million, respectively, to our pension plan. The additional voluntary contributions were made during the 2004 third quarter to improve the funded status of the plan. We do not anticipate additional contributions during the 2004 fourth quarter. The components of pension benefit expense included in the condensed consolidated statements of operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$4.0	$3.7	$12.1	$11.2
Interest cost	2.8	2.8	8.6	8.4
Expected return on plan assets	(1.6)	(1.7)	(5.1)	(5.3)
Amortization of prior service cost	0.5	0.3	1.3	0.9
Amortization of net loss	0.5	1.1	1.6	3.9
Curtailments and settlements	(0.2)	—	(0.5)	—
Special termination benefits	—	—	—	6.4

Net Periodic Benefit Expense	$6.0	$6.2	$18.0	$25.5

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other postretirement benefit expense presented for the 2004 periods below includes the effects of the federal subsidy as defined in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). See Note I for further information regarding the effects of the Act and the federal subsidy. The components of postretirement benefit expense included in the condensed consolidated statements of operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$1.5	$1.8	$6.0	$6.0
Interest cost	1.6	1.7	6.4	5.9
Amortization of prior service cost	0.1	0.1	0.2	0.3
Special termination benefits	—	—	—	0.5

Net Periodic Benefit Expense	$3.2	$3.6	$12.6	$12.7

NOTE G – STOCK-BASED COMPENSATION

Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” We recognized compensation cost as if the fair value method of SFAS No. 123 had been applied from its original effective date, resulting in pretax charges during the three months and nine months ended September 30, 2004 of $2.1 million and $4.7 million, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Reported net earnings	$70.6	$84.0
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(2.4)

Pro forma net earnings	$69.8	$81.6

Net earnings per share:
Basic and dilutive, as reported	$1.09	$1.30
Basic and dilutive, pro forma	$1.08	$1.26

For purposes of the pro forma disclosures above, we amortized the estimated fair value of stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Pursuant to our 1993 Amended and Restated Executive Long-term Incentive Plan, we may grant restricted shares of our common stock to eligible employees subject to certain terms and conditions. In March 2004, we issued 250,000 shares of restricted stock to our chief executive officer pursuant to a December 2003 award. The shares vest in 20% annual increments beginning in February 2005, assuming continued employment at the vesting dates. In connection with our chief executive officer’s employment contract, we also issued an additional 250,000 shares of restricted stock during 2004 of which 50,000 shares were issued during the 2004 third quarter to match common stock he purchased during 2004. The matching restricted

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shares vest in December 2008, assuming continued employment at that date. In addition to the restricted shares issued to our chief executive officer as described above, we issued an additional 158,150 shares of restricted stock to our chief executive officer and other executives during the 2004 third quarter. These restricted shares vest in annual increments ratably over three years beginning in 2005, assuming continued employment at the vesting dates.

The total amount of restricted shares that can be awarded, pursuant to the Amended and Restated Executive Long-term Incentive Plan, is 1.5 million shares of which 1.0 million shares had been issued through September 30, 2004. The aggregate fair value of restricted stock on the dates of award of $12.7 million was recorded in the condensed consolidated balance sheet as unearned compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the applicable vesting periods. For the nine months ended September 30, 2004, amortization related to our restricted stock totaled $1.2 million.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

Environmental Liabilities

As previously reported, we were involved with the EPA regarding a waste disposal site near Abbeville, Louisiana. Tesoro was named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) at this location. The site was removed from the EPA’s National Priority List and the EPA entered into a settlement with third parties to remediate the site. Based on these considerations and recent discussions with the EPA, we believe that the likelihood that this matter will have any impact on our results of operations or financial position is remote.

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our owned properties. At September 30, 2004, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

Tesoro is continuing to negotiate a settlement of approximately 70 notices of violation (“NOVs”) issued by the Bay Area Air Quality Management District. The NOVs allege various violations of air quality requirements at the California refinery between May 2002 and February 2004. Tesoro is negotiating a settlement of this matter with the Bay Area Quality Management District and reserves for the settlement of the NOVs are included in the accruals

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

totaling approximately $35 million referenced above. The reserves for this matter are not material and we believe that the resolution of this matter will not have a material adverse effect on our results of operations or financial position.

Other Environmental Matters

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters and we cannot provide assurance that an adverse resolution of one or more of the matters described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods. However, on the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

As previously disclosed, we were a defendant in eleven pending cases alleging MTBE contamination in groundwater. In October 2004 we were named as a defendant in two additional pending cases. As of June 30, 2004, we were no longer a defendant in four of the previously filed cases. The remaining plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. All but one of these cases were filed after September 30, 2003 in anticipation of a draft federal energy bill that contained provisions for MTBE liability protection. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $43 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. On March 1, 2004, the court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for certain environmental liabilities at our California refinery, including certain

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liabilities arising from Pre-Acquisition Operations. We are continuing to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $38 million through 2008, and an additional $8 million beyond 2008, of which approximately $2 million has been spent during 2004. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on our latest engineering estimates, we expect to spend approximately $54 million in capital improvements through 2006, of which approximately $13 million has been spent during 2004.

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

We expect to spend approximately $45 million in capital improvements through 2006 to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), of which $17 million has been spent during 2004. These regulations require new emission controls at certain processing units at our refineries, including the North Dakota refinery and the Washington refinery.

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

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We estimate that we may spend an additional $92 million through 2008, of which $5 million has been spent during 2004. This cost estimate is subject to further review and analysis.

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

Other

Union Oil Company of California has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline. Our California refinery produces grades of gasoline that may

TESORO PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be subject to similar claims. We have not paid or accrued liabilities for patent royalties that may be related to our California refinery’s production, since the U.S. Patent Office and the Federal Trade Commission are evaluating the validity of those patents. We believe that the resolution of this matter will not have a material adverse effect on our results of operations or financial position.

Claims Against Third-Parties

Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. However, the Federal Acquisition Regulations (“FAR”) limit how prices may be adjusted, and Tesoro and many of the other suppliers in separate suits in the Court of Federal Claims currently are seeking relief from the DESC’s price adjustments. Tesoro and the other suppliers allege that the DESC’s price adjustments violated FAR by not adjusting the price of fuel based on changes to the suppliers’ established prices or costs, as FAR requires. Tesoro and the other suppliers seek recovery of over $2.5 billion in underpayment for fuel. Tesoro’s share of the underpayment currently totals approximately $165 million, plus interest. The DESC responded to Tesoro’s and the other suppliers’ claims by moving for partial summary judgment. In response, Tesoro and the other suppliers cross-moved for partial summary judgment. The Court of Federal Claims granted partial summary judgment for Tesoro, held that the DESC’s fuel prices were illegal, and rejected the DESC’s assertion that Tesoro waived its right to a remedy by entering into the contracts. However, some of the other judges in the same court ruled on the cross-motions for other suppliers in conflict with the holding for Tesoro. As a result, Tesoro petitioned the Court of Appeals for the Federal Circuit to review its claims. Tesoro is seeking the Court of Appeals’ validation that the price adjustments were illegal and Tesoro did not waive its right to sue when it entered into the contracts. Tesoro expects the court to issue its decision in the first or second quarter of 2005, but Tesoro cannot predict the outcome of its claims against the DESC.

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

NOTE I – NEW ACCOUNTING STANDARDS

FAS 106-1 and FAS 106-2

Tesoro sponsors a postretirement health care plan that provides prescription drug benefits. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-1”), which became effective for us as of December 31, 2003 and permitted an election to reflect the effects of the Act immediately or defer recognition of the Act until more definitive guidance is issued. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FAS 106-2”) which provides guidance for the accounting of the federal subsidy. Further, the new accounting standard required FAS 106-1 to be superseded upon the effective date of FAS 106-2, which was July 1, 2004 for Tesoro. In accordance with FAS 106-1 and FAS 106-2, we deferred recognition of the Act through June 30, 2004. On July 1, 2004, we elected the “prospective application” of adoption for the recognition of the federal subsidy as defined in FAS 106-2. The effect of recognizing the federal subsidy in accordance with FAS 106-2 will result in an annual reduction of postretirement benefit expense of approximately $1 million.

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

BUSINESS STRATEGY AND OVERVIEW

Our strategy is to create a geographically focused, value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) superior management information systems and (iv) outstanding employees focused on operational excellence in a global market, and that seeks to provide stockholders with competitive returns in any economic environment. For 2004, our goals are focused on:

•	Improving profitability by achieving greater efficiencies;

•	Using cash flows from operations to further reduce debt; and

•	Allocating capital and turnaround spending: to maintain safe, reliable operations meeting EPA Clean Air Act standards; to high return, low cost projects; and to further development of systems and people.

During the first nine months of 2004, we achieved the following significant results relative to our 2004 goals, which are further described below under “Results of Operations” and “Capital Resources and Liquidity”:

•	Operating income improved by $377 million to $683 million compared to the first nine months of 2003, reflecting improved refined product margins, together with achieving greater operating efficiencies.

•	We used cash flows from operations to prepay both our $297.5 million outstanding principal balance of the 9% senior subordinated notes due 2008 and $100 million of our outstanding $197.5 million senior secured term loans during the 2004 third quarter, resulting in annual pretax interest savings of approximately $34 million.

•	Our capital and turnaround spending totaled approximately $110 million, of which $34 million was for Clean Air Act projects and $29 million was for reliability and safety projects.

Several factors during the first nine months of 2004 positively impacted industry margins, including improved economic fundamentals in the U.S. and Far East, heavy refining industry turnaround activity in the western U.S. during the 2004 first quarter and recent changes in product specifications. Increased demand and below average inventory levels for finished products resulted in significantly higher than average industry margins in all of our refining regions. Industry margins during the third quarter of 2004 averaged below the 2004 second quarter due to rising crude oil prices and higher finished products inventory levels reflecting reduced product demand growth. Overall, industry margins during the first nine months of 2004 in our market areas averaged above our five-year average (January 1, 1999 through December 31, 2003). We determine our “five-year average” by comparing gasoline, diesel and jet fuel prices to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields, excluding heavy fuel oils. Our net earnings for the first nine months also benefited from lower interest expense as a result of debt reduction and refinancing during 2003 and additional debt prepayments in the 2004 third quarter.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Summary

Our net earnings were $65 million ($0.98 per basic share and $0.93 per diluted share) for the three months ended September 30, 2004 (“2004 Quarter”), compared with net earnings of $71 million ($1.09 per basic and diluted share) for the three months ended September 30, 2003 (“2003 Quarter”). For the year-to-date periods, our net earnings were $328 million ($5.02 per basic share and $4.79 per diluted share) for the nine months ended September 30, 2004 (“2004 Period”), compared with net earnings of $84 million ($1.30 per basic and diluted share) for the nine months ended September 30, 2003 (“2003 Period”). The decrease in net earnings for the 2004 Quarter reflect the financing costs associated with our voluntary debt prepayments as further discussed below, partly offset by an increase in refining operating income from improved throughput levels. During the 2004 Period, the significant increase in net earnings was primarily due to (i) higher refined product margins, (ii) increased throughput levels, (iii) lower interest expense as a result of the debt reduction and refinancing during 2003 and additional debt prepayments in the 2004 Quarter, and (iv) our continued focus on improving refining operating efficiencies. Net earnings for the 2004 Quarter and 2004 Period included debt prepayment and financing costs of $21 million pretax ($0.18 per share) and $23 million pretax ($0.20 per share), respectively. Net earnings for the 2003 Quarter and 2003 Period included the write-off of unamortized debt issuance costs of $3 million pretax ($0.03 per share) and $36 million pretax ($0.35 per share), respectively. The 2003 Quarter results also included a loss of $8 million pretax ($0.07 per share) on the sale of our marine services assets. In the 2003 Period, voluntary early retirement benefits and severance costs resulted in pretax charges of $9 million ($0.09 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2004	2003	2004	2003
Revenues
Refined products (a)	$3,113	$2,149	$8,440	$6,183
Crude oil resales and other	119	81	278	265

Total Revenues	$3,232	$2,230	$8,718	$6,448

Refining Throughput (thousand barrels per day) (b)
California	154	158	156	159
Pacific Northwest
Washington	118	119	116	114
Alaska	64	57	57	49
Mid-Pacific
Hawaii	85	80	85	77
Mid-Continent
North Dakota	57	39	56	47
Utah	57	52	53	43

Total Refining Throughput	535	505	523	489

% Heavy Crude Oil of Total Refinery Throughput (c)	45%	55%	51%	58%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	257	247	255	242
Jet fuel	71	58	66	57
Diesel fuel	111	111	110	105
Heavy oils, residual products, internally produced fuel and other	114	108	111	104

Total Yield	553	524	542	508

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2004	2003	2004	2003
Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$11.61	$11.19	$14.16	$10.28
Manufacturing cost before depreciation and amortization	$5.06	$4.39	$4.77	$4.42
Pacific Northwest
Gross refining margin	$7.95	$8.04	$8.83	$6.44
Manufacturing cost before depreciation and amortization	$2.29	$2.11	$2.33	$2.17
Mid-Pacific
Gross refining margin	$5.07	$4.07	$5.75	$3.16
Manufacturing cost before depreciation and amortization	$1.55	$1.40	$1.44	$1.40
Mid-Continent
Gross refining margin	$6.68	$7.16	$7.90	$5.75
Manufacturing cost before depreciation and amortization	$2.23	$2.59	$2.22	$2.45
Total
Gross refining margin	$8.27	$8.24	$9.73	$7.04
Manufacturing cost before depreciation and amortization	$2.96	$2.80	$2.89	$2.83
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$403	$377	$1,390	$939
Expenses
Manufacturing costs	146	130	414	378
Other operating expenses	34	35	99	94
Selling, general and administrative	6	6	18	21
Depreciation and amortization (f)	30	30	93	89

Segment Operating Income	$187	$176	$766	$357

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	303	289	300	284
Jet fuel	99	86	88	84
Diesel fuel	140	123	133	125
Heavy oils, residual products and other	72	71	75	70

Total Product Sales	614	569	596	563

Product Sales Margin ($/barrel) (g)
Average sales price	$55.11	$41.06	$51.68	$40.23
Average costs of sales	47.41	33.98	42.85	34.20

Product Sales Margin	$7.70	$7.08	$8.83	$6.03

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $217 million and $186 million for the three months ended September 30, 2004 and 2003, respectively, and $590 million and $542 million for the nine months ended September 30, 2004 and 2003, respectively.

(b)	The California refinery’s planned major maintenance turnaround, which began early in September 2004, resulted in reduced throughput levels during the 2004 Quarter. The North Dakota refinery experienced reduced throughput in the 2003 Quarter during a planned major maintenance turnaround. The Alaska refinery experienced reduced throughput in the 2003 second quarter during a planned major maintenance turnaround, and in the 2003 first quarter, the Utah refinery experienced decreased throughput for a planned major maintenance turnaround.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.61 and $0.55 for the three months ended September 30, 2004 and 2003, respectively, and $0.65 and $0.58 for the nine months ended September 30, 2004 and 2003, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003. Operating income from our refining segment was $187 million in the 2004 Quarter compared to $176 million for the 2003 Quarter. The $11 million increase in our operating income was primarily due to higher throughput and product sales volumes. Total gross refining margins remained flat at $8.27 per barrel in the 2004 Quarter compared to $8.24 per barrel in the 2003 Quarter. Industry margins on a national basis declined during the 2004 Quarter compared to the first six months of 2004, primarily due to increased production, rising crude oil prices and higher average inventory levels for finished products reflecting reduced growth in product demand. However, improved economic fundamentals in the U.S. and Far East continued to support above average industry margins.

On an aggregate basis, our total gross refining margins increased from $377 million in the 2003 Quarter to $403 million in the 2004 Quarter, reflecting higher refining throughput in all of our regions except for the California refinery, which began a scheduled turnaround in early September 2004. Due to the scheduled downtime at the California refinery, the percentage of lower cost heavy crude oil that we processed of total refining throughput decreased from 55% in the 2003 Quarter to 45% in the 2004 Quarter. We estimate that our refining operating income would have been approximately $34 million higher had the California refinery been fully operational during September. In addition, our refining margins at our Pacific Northwest refineries were negatively impacted during the 2004 Quarter as the increased differential between light and heavy crude oil depressed the margins for heavy oils. Total refining throughput averaged 535 thousand barrels per day (“Mbpd”) in the 2004 Quarter, an increase of 30 Mbpd or 6% from the 2003 Quarter despite the California turnaround. In the 2003 Quarter, our North Dakota refinery experienced reduced throughput during a planned major maintenance turnaround.

Revenues from sales of refined products increased 48% to $3.1 billion in the 2004 Quarter, from $2.1 billion in the 2003 Quarter, primarily due to significantly higher product sales prices and slightly higher product sales volumes. Our average product prices increased 34% to $55.11 per barrel and total product sales increased by 8% to 614 Mbpd in the 2004 Quarter from the 2003 Quarter. Costs of sales also increased, compared with the 2003 Quarter, primarily due to higher average feedstock prices and increased product sales volumes. Expenses, excluding depreciation and amortization, increased to $186 million in the 2004 Quarter, compared with $171 million in the 2003 Quarter, primarily due to increased maintenance, utilities and employee costs.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003. Operating income from our refining segment increased to $766 million in the 2004 Period compared to $357 million for the 2003 Period. The $409 million increase in our operating income primarily resulted from significantly higher refined product margins, combined with higher throughput levels and product sales volumes. Our total gross refining margin per barrel increased 38% to $9.73 per barrel in the 2004 Period compared to $7.04 per barrel in the 2003 Period, reflecting higher per-barrel refining margins in all of our regions. Industry margins on a national basis improved primarily due to increased demand and below average inventory levels for finished products, although margins during the 2004 Quarter decreased as described above. Improved economic fundamentals in the U.S. and Far East have resulted in increased demand and margins for finished products and reduced finished product inventory levels. Also, heavy refining industry turnaround activity in the western “PADD V” region during the first quarter of 2004 reduced finished product inventory levels on the U.S. West Coast.

On an aggregate basis, our total gross refining margins increased from $939 million in the 2003 Period to $1.4 billion in the 2004 Period, reflecting higher per-barrel refining margins in all of our regions and higher total refining throughput volumes. Total refining throughput averaged 523 Mbpd in the 2004 Period, an increase of 34 Mbpd or 7% from the 2003 Period, despite a scheduled turnaround at our California refinery, which began in early September 2004 and unscheduled downtime in the 2004 first quarter due to a short-term power outage and accelerated maintenance of the hydrogen plant. In the 2003 Period, our North Dakota, Utah and Alaska refineries experienced reduced throughput during planned major maintenance turnarounds.

Revenues from sales of refined products increased 35% to $8.4 billion in the 2004 Period, from $6.2 billion in the 2003 Period, primarily due to significantly higher product sales prices and slightly higher product sales volumes. Our average product prices increased 28% to $51.68 per barrel and total product sales increased by 6% to 596 Mbpd in the 2004 Period from the 2003 Period. Costs of sales also increased primarily due to higher average feedstock prices and higher product sales volumes as compared with the 2003 Period. Expenses, excluding depreciation and amortization, increased to $531 million in the 2004 Period, from $493 million in the 2003 Period, primarily due to increased maintenance, utilities and employee costs.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2004	2003	2004	2003
Revenues
Fuel	$237	$213	$646	$617
Merchandise and other	36	34	99	91

Total Revenues	$273	$247	$745	$708

Fuel Sales (millions of gallons)	136	145	388	439
Fuel Margin ($/gallon) (a)	$0.15	$0.18	$0.15	$0.17
Merchandise Margin (in millions)	$10	$10	$26	$24
Merchandise Margin (percent of sales)	28%	29%	27%	27%
Average Number of Stations (during the period)
Company-operated	222	228	223	229
Branded jobber/dealer	315	342	320	350

Total Average Retail Stations	537	570	543	579

Segment Operating Income (Loss)
Gross Margins
Fuel (b)	$20	$27	$56	$75
Merchandise and other non-fuel margin	11	10	29	26

Total gross margins	31	37	85	101
Expenses
Operating expenses	19	18	56	53
Selling, general and administrative	7	7	21	24
Depreciation and amortization	4	5	13	15

Segment Operating Income (Loss)	$1	$7	$(5)	$9

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes. Fuel margin per gallon may not be calculated similarly by other companies.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003. Operating income for our retail segment was $1 million in the 2004 Quarter, compared to operating income of $7 million in the 2003 Quarter. Total gross margins decreased to $31 million during the 2004 Quarter from $37 million in the 2003 Quarter reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.15 per gallon in the 2004 Quarter from $0.18 per gallon in the 2003 Quarter, reflecting higher prices of purchased fuel. Total gallons sold decreased to 136 million from 145 million, reflecting the decrease in average station count to 537 in the 2004 Quarter from 570 in the 2003 Quarter. The decrease in average station count reflects our continued rationalization of retail assets.

Revenues on fuel sales increased to $237 million in the 2004 Quarter, from $213 million in the 2003 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2004 Quarter due to higher prices of purchased fuel, partly offset by lower sales volumes.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003. Operating loss for our retail segment was $5 million in the 2004 Period, compared to operating income of $9 million in the 2003 Period. Total gross margins decreased to $85 million during the 2004 Period, from $101 million in the 2003 Period, reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.15 per gallon in the 2004 Period from $0.17 per gallon in the 2003 Period, reflecting higher prices of purchased fuel. Total gallons sold decreased to 388 million from 439 million, reflecting the decrease in average station count to 543 in the 2004 Period from 579 in the 2003 Period due to our continued rationalization of retail assets.

Revenues on fuel sales increased to $646 million in the 2004 Period versus $617 million in the 2003 Period, reflecting increased sales prices, primarily offset by lower sales volumes. Costs of sales increased in the 2004 Period due to higher prices of purchased fuel, primarily offset by lower sales volumes.

Marine Services

In December 2003, we sold substantially all of the physical assets of marine services. Marine services operations had become increasingly immaterial, as compared to our primary refining and retail operations, and we believe that the sale of marine services assets is not significant to the historical or ongoing comparability of our primary operating results or financial position. Operating income from marine services was $2 million and $5 million for the 2003 Quarter and 2003 Period, respectively. See Note C in our condensed consolidated financial statements in Item 1 for summarized financial information related to marine services during the 2003 Quarter and 2003 Period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $38 million and $107 million for the 2004 Quarter and 2004 Period, respectively, compared to $28 million and $99 million for 2003 Quarter and 2003 Period, respectively. The 2004 Quarter and 2004 Period, as compared to the 2003 Quarter and 2003 Period, included an additional $4 million and $16 million, respectively, of stock-based compensation and other incentive based compensation, as well as higher professional fees. The 2003 Period included an $8 million charge for voluntary early retirement benefits and severance costs. See Note G of the condensed consolidated financial statements in Item 1 for further information regarding the adoption of the fair value method of accounting for stock options during 2004 and the recent grants of restricted stock.

Interest and Financing Costs

Interest and financing costs amounted to $53 million and $136 million in the 2004 Quarter and 2004 Period, respectively, compared to $46 million and $171 million for the 2003 Quarter and 2003 Period, respectively. The increase during the 2004 Quarter was due to expensing premiums and unamortized debt issuance costs totaling $21 million associated with our voluntary debt prepayments totaling $397.5 million, partly offset by lower interest expense associated with debt reduction during the 2004 Quarter and 2003 Period. The decrease during the 2004 Period was due primarily to the write-off of $36 million of unamortized debt issuance costs in the 2003 Period and lower interest expense as discussed above, partly offset by financing costs totaling $23 million incurred during the 2004 Period.

Income Tax Provision

The income tax provision totaled $43 million and $219 million for the 2004 Quarter and 2004 Period, respectively, compared to an income tax provision of $43 million and $51 million for the 2003 Quarter and 2003 Period, respectively. The increase in the 2004 Period reflects higher earnings before income taxes. The combined federal and state effective income tax rate was 40% and 38% for the 2004 Period and 2003 Period, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements. We ended the third quarter of 2004 with $209 million of cash and cash equivalents. During the first nine months of 2004, we have paid $49 million of estimated federal and state income tax payments. We did not have any borrowings under our revolving credit facility during the 2004 Quarter. As of September 30, 2004, we had $459 million in available borrowing capacity under our credit agreement after $291 million in outstanding letters of credit. As further described below, we prepaid our $297.5 million outstanding principal balance of our 9% senior subordinated notes and $100 million of our outstanding $197.5 million senior secured term loans during the 2004 Quarter. The prepayments will result in annual pretax interest savings of approximately $34 million. Since May 2002, including the debt prepayments during the 2004 Quarter, we have reduced debt by nearly $900 million, decreasing our debt to capitalization ratio from 69% at June 30, 2002 to 48% at September 30, 2004.

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

Capitalization

Our capital structure at September 30, 2004 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
Senior Secured Term Loans due 2008	98
8% Senior Secured Notes due 2008	372
9-5/8% Senior Subordinated Notes due 2012	429
9-5/8% Senior Subordinated Notes due 2008	211
Junior subordinated notes due 2012	81
Other debt, primarily capital leases	26

Total debt	1,217
Stockholders’ equity	1,315

Total Capitalization	$2,532

At September 30, 2004, our debt to capitalization ratio was 48% compared with 62% at year-end 2003, reflecting voluntary prepayments and scheduled payments of debt totaling $400 million and net earnings of $328 million during the 2004 Period.

Our credit agreement, senior secured term loans and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

9% Senior Subordinated Notes Due 2008

In March 2004, we amended both our 8% senior secured notes due 2008 and senior secured term loans to permit us to prepay our 9% senior subordinated notes without the limitations previously imposed by the loan documents. On July 1, 2004, we voluntarily prepaid the remaining $297.5 million outstanding principal balance of the 9% senior subordinated notes at a call premium of 3%. The prepayment resulted in a pretax charge during the 2004 third quarter of $16 million, including $9 million for the 3% call premium and $7 million for the write-off of unamortized debt issuance and discount costs.

Senior Secured Term Loans Due 2008

On September 29, 2004, we voluntarily prepaid $100 million of our outstanding $197.5 million senior secured term loans at a prepayment premium of 3%. The prepayment resulted in a pretax charge during the 2004 third quarter of $5 million, including $3 million for the 3% prepayment premium and $2 million for the write-off of unamortized debt issuance costs.

Credit Agreement

In September 2004, we amended our credit agreement to (i) increase its capacity an additional $100 million to $750 million, (ii) modify the amount of permitted restricted payments and subordinated debt repayments and (iii) reduce the applicable margins on revolver borrowings. In addition, the amendment provides the flexibility to obtain up to $250 million in letters of credit outside of the credit agreement for foreign crude oil purchases. The credit agreement was previously amended in May 2004 to increase its capacity by $150 million to $650 million and to extend the term by one year to June 2007.

The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.1 billion as of September 30, 2004), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2004, we had no borrowings and $291 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $459 million, or 61% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (4.75% at September 30, 2004) or a eurodollar rate (1.84% at September 30, 2004), plus an applicable margin. The applicable margins at September 30, 2004 were 0.0% in the case of the base rate and 1.75% in the case of the eurodollar rate and vary based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 1.50% to 1.75% at September 30, 2004.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows From (Used In):
Operating Activities	$623	$370
Investing Activities	(85)	(63)
Financing Activities	(407)	(407)

Increase (Decrease) in Cash and Cash Equivalents	$131	$(100)

Net cash from operating activities during the 2004 Period totaled $623 million, compared to $370 million from operating activities in the 2003 Period. The increase was primarily due to significantly improved earnings. Net cash used in investing activities of $85 million in the 2004 Period was primarily for capital expenditures. Net cash used in financing activities primarily reflects the debt prepayments made during the 2004 Quarter. Gross borrowings and repayments under the revolving credit facility amounted to $112 million during the 2004 Period, all of which occurred during the 2004 first quarter. Working capital totaled $417 million at September 30, 2004 compared to $337 million at year-end 2003, as a result of increases in cash and cash equivalents, receivables and inventories, partially offset by increases in payables, attributable to increases in sales volumes and crude and product prices.

Historical EBITDA

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our liquidity including our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is also used for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America. EBITDA may not be comparable to similarly titled measures used by other entities. Our historical EBITDA reconciled to net cash from operating activities was (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Cash from Operating Activities	$230.3	$88.4	$622.8	$369.6
Changes in Assets and Liabilities	(117.2)	77.7	(54.1)	(54.0)
Deferred Income Taxes	5.3	(42.9)	(93.2)	(59.8)
Stock-based Compensation	(3.3)	—	(9.0)	—
Loss on Asset Sales and Impairments	(0.6)	(9.2)	(4.7)	(10.3)
Amortization and Write-off of Debt Issuance Costs and Discounts	(13.6)	(6.7)	(22.6)	(51.1)
Depreciation and Amortization	(36.3)	(36.7)	(111.1)	(110.4)

Net Earnings	64.6	70.6	328.1	84.0
Add Income Tax Provision	43.1	43.1	218.8	51.1
Add Interest and Financing Costs, Net	52.9	45.9	136.0	171.1

Operating Income	160.6	159.6	682.9	306.2
Add Depreciation and Amortization	36.3	36.7	111.1	110.4

EBITDA	$196.9	$196.3	$794.0	$416.6

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset sales and impairments, which are added to net earnings under the credit agreement EBITDA calculations.

Capital Expenditures and Refinery Turnaround Spending

During the 2004 Period, our capital expenditures totaled $86 million, which included $43 million for clean air, clean fuels and other environmental projects, and $24 million for refinery improvements at our California refinery (excluding environmental projects). We spent $24 million during the 2004 Period for refinery turnaround and other major maintenance costs, primarily for the scheduled turnaround at our California refinery which began in early September.

During the remainder of 2004, we expect our capital expenditures to approximate $100 million to $110 million (excluding refinery turnaround and other major maintenance costs). Our estimated capital expenditures for the remainder of 2004 include $80 million in the refining segment, comprising $20 million for clean air and clean fuels projects and $60 million for other refinery projects, of which $25 million is related to the California refinery (excluding environmental projects). We expect to spend approximately $25 million during the remainder of 2004 for refinery turnaround and other major maintenance costs primarily related to the completion of our California turnaround which began in early September. Our 2005 capital spending budget is currently estimated to be $260 million, including refinery turnaround and other major maintenance costs.

Fourth Quarter 2004 Outlook

Industry margins in October and early November continue to be higher than the industry average as product demand, although seasonally lower, continues to remain strong. Based on current market conditions, we expect a profitable fourth quarter despite the fact that our fourth quarter refining operating income will be reduced by approximately $60 to $65 million due to scheduled turnarounds at our California refinery.

Environmental and Other

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

Environmental Liabilities

As previously reported, we were involved with the EPA regarding a waste disposal site near Abbeville, Louisiana. Tesoro was named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) at this location. The site was removed from the EPA’s National Priority List and the EPA entered into a settlement with third parties to remediate the site. Based on these considerations and recent discussions with the EPA, we believe that the likelihood that this matter will have any impact on our results of operations or financial position is remote.

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our owned properties. At September 30, 2004, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline, terminal and marine services operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

Tesoro is continuing to negotiate a settlement of approximately 70 notices of violation (“NOVs”) issued by the Bay Area Air Quality Management District. The NOVs allege various violations of air quality requirements at the California refinery between May 2002 and February 2004. Tesoro is negotiating a settlement of this matter with the Bay Area Quality Management District and reserves for the settlement of the NOVs are included in the accruals totaling approximately $35 million referenced above. The reserves for this matter are not material and we believe that the resolution of this matter will not have a material adverse effect on our results of operations or financial position.

Other Environmental Matters

As previously disclosed, we were a defendant in eleven pending cases alleging MTBE contamination in groundwater. In October 2004 we were named as a defendant in two additional pending cases. As of June 30, 2004, we were no longer a defendant in four of the previously filed cases. The remaining plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. All but one of these cases were filed after September 30, 2003 in anticipation of a draft federal energy bill that contained provisions for MTBE liability protection. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition

Operations”). Based on existing information, we currently estimate that the environmental liabilities arising from Pre-Acquisition Operations are approximately $43 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. On March 1, 2004, the court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for certain environmental liabilities at our California refinery, including certain liabilities arising from Pre-Acquisition Operations. We are continuing to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $38 million through 2008, and an additional $8 million beyond 2008, of which approximately $2 million has been spent during 2004. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new diesel fuel standards will become effective on June 1, 2006. Based on our latest engineering estimates, we now expect to spend approximately $54 million in capital improvements through 2006, of which approximately $13 million has been spent during 2004.

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

We expect to spend approximately $45 million in capital improvements through 2006 to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), of which $17 million has been spent during 2004. These regulations require new emission controls at certain processing units at our refineries, including the North Dakota refinery and the Washington refinery.

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

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We estimate that we may spend an additional $92 million through 2008, of which approximately $5 million has been spent during 2004. This cost estimate is subject to further review and analysis.

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

Other

Union Oil Company of California has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline. Our California refinery produces grades of gasoline that may be subject to similar claims. We have not paid or accrued liabilities for patent royalties that may be related to our California refinery’s production, since the U.S. Patent Office and the Federal Trade Commission are evaluating the validity of those patents. We believe that the resolution of this matter will not have a material adverse effect on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this Form 10-Q and relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins based on our 2004 year-to-date average throughput of 523 Mbpd would change annualized pretax operating income by approximately $191 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 22.8 million barrels and 18.8 million barrels at September 30, 2004 and December 31, 2003, respectively. The average LIFO cost of our refinery feedstocks and refined products as of September 30, 2004 was approximately $28.50 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we may be required to write down the carrying value of our inventory.

We periodically enter into derivative type arrangements on a limited basis as part of our programs to acquire refinery feedstocks at reasonable costs and to manage margins on certain refined product sales. We also engage in limited non-hedging activities which are marked-to-market. Gains and losses on these transactions, including changes in the fair value of derivative instruments, are recognized in earnings. During the third quarter of 2004, we settled futures and options contracts, which due to significant price volatility resulted in losses of $18 million, primarily for 6 million barrels of crude oil and 2 million barrels of heating oil. At September 30, 2004, we recorded an unrealized mark-to-market loss of approximately $15 million primarily for 3 million barrels of open crude oil futures contracts due to significant price volatility.

Interest Rate Risk

At September 30, 2004, we had $97.5 million of outstanding floating-rate debt under our senior secured term loans and $1.1 billion of fixed-rate debt. The interest rate on our floating-rate debt was 7.26% at September 30, 2004, 5.5% of which was fixed. The impact on annual cash flow of an additional 1% (100 basis points) in the floating-rate component for our senior secured term loans would be approximately $1 million.

The fair market values of our senior secured loans, senior secured notes and senior subordinated notes are based on transactions and bid quotes. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values. The fair market values of our fixed and variable rate debt were approximately $121 million and $4 million, respectively, more than their carrying values at September 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, we were a defendant in eleven pending cases alleging MTBE contamination in groundwater. In October 2004 we were named as a defendant in two additional pending cases. As of June 30, 2004, we were no longer a defendant in four of the previously filed cases. The remaining plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. All but one of these cases were filed after September 30, 2003 in anticipation of a draft federal energy bill that contained provisions for MTBE liability protection. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

ITEM 6. EXHIBITS

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

TESORO PETROLEUM CORPORATION
Registrant

Date: November 4, 2004	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2004	/s/ GREGORY A. WRIGHT

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