Form 10-Q
period 2005-03-31
TESORO CORP /NEW/
filed 2005-05-10
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑      No ☐

There were 68,057,485 shares of the registrant’s Common Stock outstanding at April 30, 2005.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89.1	$184.8
Receivables, less allowance for doubtful accounts	643.8	528.4
Inventories	839.8	615.7
Prepayments and other	76.7	64.5

Total Current Assets	1,649.4	1,393.4

PROPERTY, PLANT AND EQUIPMENT
Refining	2,643.5	2,602.5
Retail	225.1	225.1
Corporate and other	92.4	66.2

	2,961.0	2,893.8
Less accumulated depreciation and amortization	(615.5)	(590.2)

Net Property, Plant and Equipment	2,345.5	2,303.6

OTHER NONCURRENT ASSETS
Goodwill	88.7	88.7
Acquired intangibles, net	125.1	127.2
Other, net	183.0	162.2

Total Other Noncurrent Assets	396.8	378.1

Total Assets	$4,391.7	$4,075.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$972.1	$686.6
Accrued liabilities	245.1	302.7
Current maturities of debt	99.0	3.4

Total Current Liabilities	1,316.2	992.7

DEFERRED INCOME TAXES	298.8	292.9
OTHER LIABILITIES	258.9	247.5
DEBT	1,128.4	1,2l4.9
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 100,000,000 shares; 69,647,964 shares issued (68,261,949 in 2004)	11.5	11.3
Additional paid-in capital	751.4	718.1
Retained earnings	636.6	608.9
Treasury stock, 1,407,503 common shares (1,438,524 in 2004), at cost	(10.1)	(11.2)

Total Stockholders’ Equity	1,389.4	1,327.1

Total Liabilities and Stockholders’ Equity	$4,391.7	$4,075.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
REVENUES	$3,171.2	$2,429.9
COSTS AND EXPENSES:
Costs of sales and operating expenses	2,997.3	2,234.7
Selling, general and administrative expenses	53.7	31.0
Depreciation and amortization	41.5	37.0
Loss on asset disposals and impairments	1.2	0.6

OPERATING INCOME	77.5	126.6
Interest and financing costs, net	(31.3)	(42.9)

EARNINGS BEFORE INCOME TAXES	46.2	83.7
Income tax provision	18.5	33.3

NET EARNINGS	$27.7	$50.4

NET EARNINGS PER SHARE:
Basic	$0.41	$0.78
Diluted	$0.40	$0.75
WEIGHTED AVERAGE COMMON SHARES:
Basic	66.8	65.0
Diluted	70.1	67.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$27.7	$50.4
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization	41.5	37.0
Amortization of debt issuance costs and discounts	4.4	4.4
Loss on asset disposals and impairments	1.2	0.6
Stock-based compensation	9.4	2.0
Deferred income taxes	5.9	26.0
Income tax benefits from stock-based compensation arrangements	(10.2)	(0.3)
Other changes in non-current assets and liabilities	(22.7)	11.1
Changes in current assets and current liabilities:
Receivables	(115.4)	(82.5)
Inventories	(224.1)	(63.1)
Prepayments and other	(11.6)	(19.2)
Accounts payable and accrued liabilities	237.4	86.6

Net cash from (used in) operating activities	(56.5)	53.0

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(63.9)	(14.9)
Other	—	0.5

Net cash used in investing activities	(63.9)	(14.4)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of debt	(1.0)	(0.9)
Proceeds from stock options exercised	16.2	2.2
Income tax benefits from stock-based compensation arrangements	10.2	0.3
Financing costs and other	(0.7)	(0.7)

Net cash from financing activities	24.7	0.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95.7)	39.5

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184.8	77.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89.1	$116.7

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$1.1	$16.8
Income taxes paid	$71.4	$0.4

     The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit pursuant to the rules and regulations of the SEC. Accordingly, the accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2004 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts to conform to the 2005 presentation. For the three months ended March 31, 2005, we began to allocate certain information technology costs, previously reported as selling, general and administrative expenses, to costs of sales and operating expenses in order to better reflect costs directly attributable to our segment operations (see Note C).

NOTE B — EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally common stock options and unvested restricted stock outstanding during the period. Earnings per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Basic:
Net earnings	$27.7	$50.4

Weighted average common shares outstanding	66.8	65.0

Basic Earnings Per Share	$0.41	$0.78

Diluted:
Net earnings	$27.7	$50.4

Weighted average common shares outstanding	66.8	65.0
Dilutive effect of stock options and unvested restricted stock	3.3	2.3

Total diluted shares	70.1	67.3

Diluted Earnings Per Share	$0.40	$0.75

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C — OPERATING SEGMENTS

We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, corporate general and administrative expenses and loss on asset disposals and impairments are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with an operating segment. Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
Revenues
Refining:
Refined products	$2,953.2	$2,310.4
Crude oil resales and other (a)	174.4	72.9
Retail:
Fuel	197.4	182.8
Merchandise and other	30.8	29.1
Intersegment Sales from Refining to Retail	(184.6)	(165.3)

Total Revenues	$3,171.2	$2,429.9

Segment Operating Income (Loss)
Refining (b)	$132.7	$151.6
Retail (b)	(11.3)	(4.2)

Total Segment Operating Income	121.4	147.4
Corporate and Unallocated Costs (b)	(42.7)	(20.2)
Loss on Asset Disposals and Impairments	(1.2)	(0.6)

Operating Income	77.5	126.6
Interest and Financing Costs, Net	(31.3)	(42.9)

Earnings Before Income Taxes	$46.2	$83.7

Depreciation and Amortization
Refining	$35.2	$31.0
Retail	4.3	4.4
Corporate	2.0	1.6

Total Depreciation and Amortization	$41.5	$37.0

Capital Expenditures (c)
Refining	$37.0	$14.5
Retail	0.2	0.1
Corporate	26.7	0.3

Total Capital Expenditures	$63.9	$14.9

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2005	2004
Identifiable Assets
Refining	$3,920.4	$3,543.9
Retail	238.3	241.0
Corporate	233.0	290.2

Total Assets	$4,391.7	$4,075.1

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	For the three months ended March 31, 2005, we allocated certain information technology costs totaling $6.5 million from corporate and unallocated costs to segment operating income. The $6.5 million included $4.9 million in refining and $1.6 million in retail.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $33.9 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.

NOTE D — DEBT

Senior Secured Term Loans

On April 18, 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment will result in a pretax charge during the 2005 second quarter of approximately $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium. At March 31, 2005, the senior secured term loans were included in current maturities of debt in the condensed consolidated balance sheet.

Credit Agreement

Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of March 31, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2005, we had no borrowings and $276 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $474 million or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.75% at March 31, 2005) or a eurodollar rate (2.87% at March 31, 2005), plus an applicable margin. The applicable margin at March 31, 2005 was 1.75% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 1.50% to 1.75% at March 31, 2005.

NOTE E — INVENTORIES

Components of inventories were as follows (in millions):

	March 31,	December 31,
	2005	2004
Crude oil and refined products, at LIFO cost	$776.3	$559.9
Oxygenates and by-products, at the lower of FIFO cost or market	11.3	5.5
Merchandise	8.5	9.1
Materials and supplies	43.7	41.2

Total Inventories	$839.8	$615.7

Inventories valued at LIFO cost were less than replacement cost by approximately $675 million and $385 million, at March 31, 2005 and December 31, 2004, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F - PENSION AND OTHER POSTRETIREMENT BENEFITS

Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. The components of pension and other postretirement benefit expense included in the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Service Cost	$4.9	$4.2	$2.1	$2.3
Interest Cost	3.2	2.8	2.1	2.3
Expected return on plan assets	(2.7)	(1.7)	—	—
Amortization of prior service cost	0.4	0.4	—	0.3
Recognized net actuarial loss	0.7	0.5	—	—
Curtailments and settlements	2.5	(0.2)	—	—

Net Periodic Benefit Expense	$9.0	$6.0	$4.2	$4.9

NOTE G — STOCK-BASED COMPENSATION

Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On January 1, 2005 we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2005, we adopted the fair value method for our outstanding phantom stock options resulting in a one-time cumulative effect aftertax charge of approximately $0.2 million. These awards were previously valued using the intrinsic value method prescribed in APB Opinion No. 25. Total compensation expense for all stock-based awards for the three months ended March 31, 2005 totaled $9.4 million, of which $4.7 million was associated with the termination and retirement of certain executive officers.

Stock Options

We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2005, we granted 698,030 options with a weighted average exercise price of $32.71. These options become exercisable generally after one year in 33% annual increments and expire ten years from the date of grant. Total compensation cost recognized for all outstanding stock options for the three months ended March 31, 2005 totaled $6.5 million. Total unrecognized compensation cost related to non-vested stock options totaled $20.9 million as of March 31, 2005, which is expected to be recognized over a weighted average period of 2.4 years. A summary of our outstanding and exercisable options as of March 31, 2005 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	5,114,673	$16.07	6.5 years	$107.8
Options Exercisable	3,306,603	$11.95	5.1 years	$82.9

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, we may grant restricted shares of our common stock to eligible employees subject to certain terms and conditions. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the three months ended March 31, 2005, we issued 104,000 shares of restricted stock with a weighted-average grant-date fair value of $33.23. These restricted shares vest in annual increments ratably over three years beginning in 2006, assuming continued employment at the vesting dates. Total compensation cost recognized for our outstanding restricted stock for the three months ended March 31, 2005 totaled $1.3 million. Total unrecognized compensation cost related to non-vested restricted stock totaled $12.0 million as of March 31, 2005, which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2005 we had 663,150 shares of restricted stock outstanding at a weighted-average grant date fair value of $21.22. Effective January 1, 2005 in connection with the requirements of SFAS No. 123, we eliminated unearned compensation of $10.7 million against additional paid-in capital and common stock in the December 31, 2004 condensed consolidated balance sheet.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our prior owned properties. At March 31, 2005, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

In March 2005, we negotiated a settlement of 70 notices of violation (“NOVs”) issued by the Bay Area Air Quality Management District and agreed to pay a civil penalty of $575,000 to resolve this matter. The NOVs alleged various violations of air quality requirements at the California refinery between June 2002 and February 2004. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above.

During the first quarter of 2005, we began settlement discussions with the California Air Resources Board (“CARB”) concerning an NOV we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not exceed $650,000. A reserve for the settlement of the NOV is included in the $35 million of environmental accruals referenced above.

In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.

On March 21, 2005, we were notified by the EPA of their preparations to file an administrative complaint against us related to a June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We have established a reserve for this matter that is included in the $35 million of environmental accruals referenced above. We believe the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

We are a defendant in ten pending cases alleging MTBE contamination in groundwater. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations are approximately $41 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $37 million through 2009, approximately $4 million of which was spent during the 2005 first quarter. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $50 million in capital improvements through 2006, approximately $3 million of which was spent during the 2005 first quarter. We are continuing to evaluate potential projects to manufacture additional low sulfur diesel at our Alaska and Hawaii refineries, but we have not yet made the final determination if we will invest the capital necessary to manufacture such additional quantities of low sulfur diesel at these refineries. If we elect to move forward with projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, we expect to spend between $20 million and $40 million in 2006 through 2007. Our California, Washington and North Dakota refineries will not require additional capital spending for non-road low sulfur diesel.

We expect to spend approximately $17 million in capital improvements through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $3 million of which was spent during the 2005 first quarter.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $5 million over the next three years to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. The seller is negotiating a settlement agreement with the EPA that will require capital investments by us at our California refinery, but we do not believe these obligations will have a material impact on our financial position or results of operations.

During the first quarter of 2005, we started negotiations of a Stipulated Conditional Order of Abatement with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our California refinery. The proposed Order will require us to spend approximately $8 million in 2005 to evaluate technologies and study the feasibility of the project to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the proposed Order.

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million through 2010, approximately $3 million of which was spent during the 2005 first quarter. This cost estimate is subject to further review and analysis.

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

Claims Against Third-Parties

Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. However, the Federal Acquisition Regulations (“FAR”) limit how prices may be adjusted, and we and many of the other suppliers in separate suits in the Court of Federal Claims currently are seeking relief from the DESC’s price adjustments. We and the other suppliers allege that the DESC’s price adjustments violated FAR by not adjusting the price of fuel based on changes to the suppliers’ established prices or costs, as FAR requires. We and the other suppliers seek recovery of approximately $3 billion in underpayment for fuel. Our share of the underpayment currently totals approximately $165 million, plus interest. The Court of Federal Claims granted partial summary judgment in our favor, held that the DESC’s fuel prices were illegal, and rejected the DESC’s assertion that we waived our right to a remedy by entering into the contracts. However, on April 26, 2005, the Court of Appeals for the Federal Circuit reversed and ruled that DESC’s prices were not deemed illegal. As a result, we will petition for a rehearing. The petition, if granted, should be heard by the end of 2005. We cannot predict the outcome of these further actions.

In December of 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in December 2007. The RCA’s ruling is currently on appeal, and we cannot give any assurances of when or whether we will prevail in the appeal.

In December 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001, through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through March 2005. We cannot

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003, through March 2005.

NOTE I — NEW ACCOUNTING STANDARDS

SFAS No. 123 (Revised 2004)

We adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 in January 2005. Our adopting SFAS No. 123 (Revised 2004) did not have a material impact on our financial position or results of operations. See Note G regarding the requirements and effects of adopting SFAS No. 123 (Revised 2004).

SFAS No. 153

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Tesoro beginning on January 1, 2006. We are currently evaluating this standard, although we do not believe it will have a material impact on our financial position or results of operations.

EITF Issue No. 4-13

The Emerging Issues Task Force (“EITF”) is currently considering EITF, Issue No. 4-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” which will determine whether buy/sell arrangements should be accounted for at historical cost and whether these arrangements should be reported on a gross or net basis. Buy/sell arrangements are typically contractual arrangements where the buy and sell agreements are entered into in contemplation of one another with the same counterparty. The SEC has questioned the gross treatment of these types of arrangements. Tesoro reports all buy/sell arrangements on a net basis. Therefore, if EITF Issue No. 4-13 were to require companies to report buy/sell arrangements on a net basis, it would have no effect on our financial position or results of operations. Further, in March 2005 the EITF tentatively determined that the exchange of finished goods for raw materials or work-in-process inventories within the same line of business should be accounted for at fair value if the transaction has commercial substance as determined by SFAS 153. Tesoro has historically not exchanged finished goods for raw materials and therefore we believe this provision of EITF Issue No. 4-13 would not have an effect on our financial position or results of operations, if approved.

FIN No. 47

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for Tesoro as of December 31, 2005. We are evaluating this standard although we do not believe it will have a material impact on our financial position or results of operations.

NOTE J — SUBSEQUENT EVENT

On May 3, 2005, Tesoro’s Board of Directors declared a quarterly cash dividend on common stock of $0.05 per share. The first quarterly dividend is payable on June 15, 2005 to shareholders of record on June 1, 2005.

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

Our goals are: (i) improving profitability by achieving greater efficiencies; (ii) allocating capital and turnaround spending to: maintain safe, reliable operations; meet EPA Clean Air Act standards; high return and strategic projects; and further development of systems and people; and (iii) using cash flows from operations to further reduce debt. In addition to these goals, our 2005 executive incentive compensation program includes two financial goals: to realize $62 million of operating income improvements through business improvement initiatives and to achieve earnings of at least $3.85 per diluted share.

On May 3, 2005, our Board of Directors declared a quarterly cash dividend of $0.05 per share. The first quarterly dividend is payable on June 15, 2005 to shareholders of record on June 1, 2005.

The factors positively impacting industry refining margins during 2004 continued to positively impact the first quarter of 2005, including increased demand due to improved economic fundamentals in the U.S. and Far East, heavy refining industry turnaround activity in the western U.S. during the 2004 and 2005 first quarters, and the 2004 changes in product specifications related to sulfur reductions in gasoline and MTBE related product changes. During the first quarter of 2005, these factors resulted in industry margins exceeding the first quarter “five-year average” in all of our refining regions. The “five-year average” includes October 1, 1999 through September 30, 2004, excluding the period from October 1, 2001 through September 30, 2002 due to that period’s anomalous market conditions. We determine our “five-year average” by comparing prices for gasoline, diesel fuel, jet fuel and heavy fuel oils products to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Summary

Our net earnings were $28 million ($0.41 per basic share and $0.40 per diluted share) for the three months ended March 31, 2005 (“2005 Quarter”), compared with net earnings of $50 million ($0.78 per basic share and $0.75 per diluted share) for the three months ended March 31, 2004 (“2004 Quarter”). The decrease in net earnings for the 2005 Quarter reflects decreased throughput and increased operating and administrative expenses. Net earnings for the 2005 Quarter were negatively impacted due to scheduled downtime for major maintenance turnarounds and other unplanned downtime at our two largest refineries in California and Washington. Net earnings for the 2005 Quarter included charges for executive termination and retirement costs of $6 million aftertax or $0.09 per share. Net earnings for the 2004 Quarter included aftertax debt financing costs of $1.5 million ($0.02 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2005	2004
Revenues
Refined products (a)	$2,953	$2,310
Crude oil resales and other	175	73

Total Revenues	$3,128	$2,383

Refining Throughput (thousand barrels per day) (b)
California	149	153
Pacific Northwest
Washington	82	115
Alaska	58	48
Mid-Pacific
Hawaii	84	84
Mid-Continent
North Dakota	56	51
Utah	48	47

Total Refining Throughput	477	498

% Heavy Crude Oil of Total Refinery Throughput (c)	55%	55%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	223	246
Jet fuel	65	64
Diesel fuel	91	104
Heavy oils, residual products, internally produced fuel and other	116	104

Total Yield	495	518

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$16.58	$11.10
Manufacturing cost before depreciation and amortization	$5.54	$4.61
Pacific Northwest
Gross refining margin	$4.57	$6.44
Manufacturing cost before depreciation and amortization	$3.20	$2.38
Mid-Pacific
Gross refining margin	$4.04	$4.54
Manufacturing cost before depreciation and amortization	$1.67	$1.32
Mid-Continent
Gross refining margin	$5.08	$6.54
Manufacturing cost before depreciation and amortization	$2.69	$2.35
Total
Gross refining margin	$8.37	$7.58
Manufacturing cost before depreciation and amortization	$3.55	$2.88

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2005	2004
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$367	$348
Expenses
Manufacturing costs	153	131
Other operating expenses	39	29
Selling, general and administrative	7	5
Depreciation and amortization (f)	35	31

Segment Operating Income	$133	$152

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	267	289
Jet fuel	96	80
Diesel fuel	123	120
Heavy oils, residual products and other	69	76

Total Product Sales	$555	$565

Product Sales Margin ($/barrel) (g)
Average sales price	$59.09	$44.98
Average costs of sales	51.36	37.90

Product Sales Margin	$7.73	$7.08

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $185 million and $165 million for the three months ended March 31, 2005 and 2004, respectively.

(b)	In the 2005 quarter, throughput for the California and Washington refineries was reduced primarily as a result of scheduled major maintenance turnarounds and other unscheduled downtime.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.73 and $0.60 for the three months ended March 31, 2005 and 2004, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004. Operating income from our refining segment was $133 million in the 2005 Quarter compared to $152 million for the 2004 Quarter. The $19 million decrease in our operating income was primarily due to lower throughput, decreased product sales volumes and higher operating expenses, partly offset by higher gross refining margins. Total gross refining margins increased to $8.37 per barrel in the 2005 Quarter compared to $7.58 per barrel in the 2004 Quarter. The increase reflects significantly higher per-barrel refining margins at our California refinery, largely offset by lower per-barrel refining margins at our other refining regions. Gross refining margins at our California refinery increased 49% to $16.58 per barrel in the 2005 Quarter from $11.10 per barrel in the 2004 Quarter, reflecting strong demand growth in both the U.S. West Coast and Far East, heavier scheduled refinery maintenance activity on the U.S. West Coast and the U.S. West Coast market’s increasing reliance on gasoline imports from sources including Europe. While industry refining margins in the California region increased during the 2005 Quarter as compared to the 2004 Quarter, we were unable to capture more of these stronger margins due to scheduled and unscheduled downtime as discussed below. Industry margins on a national basis increased during the 2005 Quarter compared to the 2004 Quarter, primarily due to the continued increased demand for gasoline and jet fuel due to improved economic fundamentals in the U.S. and Far East, improved demand for heating oil resulting from a colder than normal winter and supply disruptions due to higher than normal industry maintenance in the western United States.

Despite the strength of refining margins on a national basis and in our California region, certain factors negatively impacted refining margins in our other refining regions, primarily in our Pacific Northwest and Mid-Continent regions. Gross refining margins in our Pacific Northwest region decreased to $4.57 per barrel in the 2005 Quarter from $6.44 per barrel in the 2004 Quarter and in our Mid-Continent region gross refining margins decreased to $5.08 per barrel in the 2005 Quarter from $6.54 per barrel in the 2004 Quarter. In our Pacific Northwest region, our Washington refinery completed a scheduled major maintenance turnaround of the crude and naphtha reforming units and incurred unscheduled downtime due to outages of certain processing equipment. In addition, our refining margins in our Pacific Northwest region were negatively impacted during the 2005 Quarter as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils. In our Mid-Continent region, our Utah refinery experienced higher crude oil costs due to Canadian production constraints and depressed market fundamentals in the Salt Lake City area due to record high first quarter production in PADD IV.

On an aggregate basis, our total gross refining margins increased from $348 million in the 2004 Quarter to $367 million in the 2005 Quarter, reflecting higher per-barrel gross refining margins as described above, offset by decreased total refining throughput volumes. Total refining throughput averaged 477 thousand barrels per day (“Mbpd”) in the 2005 Quarter, a decrease of 21 Mbpd from the 2004 Quarter, primarily due to scheduled major maintenance turnarounds and other unscheduled downtime at our California and Washington refineries. We estimate that our refining operating income was reduced by approximately $75 million as a result of both the scheduled and unscheduled downtime. In addition, our refining margins at our Pacific Northwest refineries were negatively impacted during the 2005 Quarter as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils.

Revenues from sales of refined products increased 30% to $3.0 billion in the 2005 Quarter, from $2.3 billion in the 2004 Quarter, primarily due to significantly higher average product sales prices, partly offset by lower product sales volumes. Our average product prices increased 31% to $59.09 per barrel. Total product sales averaged 555 Mbpd in the 2005 Quarter, a decrease of 10 Mbpd from the 2004 Quarter, primarily due to our scheduled major maintenance turnarounds. Our average cost of sales increased 36% to $51.36 per barrel during the 2005 Quarter reflecting significantly higher average feedstock prices and increased purchases of refined products due to scheduled and unscheduled downtime at certain refineries as described above. Expenses, excluding depreciation and amortization, increased to $199 million in the 2005 Quarter, compared with $165 million in the 2004 Quarter, primarily due to increased maintenance, utilities and employee costs of approximately $19 million, and the allocation of certain information technology costs totaling $5 million that were previously classified as corporate and unallocated costs.

Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2005	2004
Revenues
Fuel	$197	$183
Merchandise and other	31	29

Total Revenues	$228	$212

Fuel Sales (millions of gallons)	111	123
Fuel Margin ($/gallon) (a)	$0.12	$0.14
Merchandise Margin (in millions)	$8	$7
Merchandise Margin (percent of sales)	25%	26%
Average Number of Stations (during the period)
Company-operated	215	225
Branded jobber/dealer	291	326

Total Average Retail Stations	506	551

Segment Operating Loss
Gross Margins
Fuel (b)	$13	$18
Merchandise and other non-fuel margin	8	8

Total gross margins	21	26
Expenses
Operating expenses	22	19
Selling, general and administrative	6	7
Depreciation and amortization	4	4

Segment Operating Loss	$(11)	$(4)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004. Operating loss for our retail segment was $11 million in the 2005 Quarter, compared to an operating loss of $4 million in the 2004 Quarter. Total gross margins decreased to $21 million during the 2005 Quarter from $26 million in the 2004 Quarter reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.12 per gallon in the 2005 Quarter from $0.14 per gallon in the 2004 Quarter, as retail gasoline prices lagged higher wholesale prices. Total gallons sold decreased to 111 million from 123 million, reflecting the decrease in average station count to 506 in the 2005 Quarter from 551 in the 2004 Quarter. The decrease in average station count reflects our continued rationalization of retail assets in our non-core markets.

Revenues on fuel sales increased to $197 million in the 2005 Quarter, from $183 million in the 2004 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2005 Quarter due to higher average prices of purchased fuel, partly offset by lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $54 million in the 2005 Quarter compared to $31 million in the 2004 Quarter. The increase was primarily due to charges totaling $11 million for the termination and retirement of certain executive officers, increased employee and contract labor expenses of $11 million and additional stock-based compensation expenses of $3 million. Certain information technology costs totaling $7 million, previously reported as selling, general and administrative expenses, were allocated to costs of sales and operating expenses during the 2005 Quarter (see Notes A and C of the condensed consolidated financial statements).

Interest and Financing Costs

Interest and financing costs amounted to $31 million in the 2005 Quarter compared to $43 million in the 2004 Quarter. The decrease during the 2005 Quarter was primarily due to lower interest expense associated with debt reduction during 2004 totaling $401 million. The 2004 Quarter included financing expenses of $3 million in connection with the amendments of certain debt agreements.

Income Tax Provision

The income tax provision totaled $19 million in the 2005 Quarter compared to $33 million in the 2004 Quarter reflecting lower earnings before income taxes. The combined federal and state effective income tax rate was 40% for both the 2005 and 2004 Quarters.

EMPLOYEES

We have extended the collective bargaining agreements covering certain employees at our refineries to terms expiring on January 31, 2009.

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

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2005 with $89 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $474 million in available borrowing capacity under our credit agreement after $276 million in outstanding letters of credit. On April 18, 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans. The prepayment will result in annual pretax interest savings of approximately $8 million. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.

Capitalization

Our capital structure at March 31, 2005 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
Senior Secured Term Loans	96
8% Senior Secured Notes Due 2008	373
9-5/8% Senior Subordinated Notes Due 2012	429
9-5/8% Senior Subordinated Notes Due 2008	211
Junior subordinated notes due 2012	85
Capital lease obligations and other	33

Total debt	1,227
Stockholders’ equity	1,389

Total Capitalization	$2,616

At March 31, 2005, our debt to capitalization ratio was 47% compared with 48% at year-end 2004, reflecting net earnings of $28 million during the 2005 Quarter.

Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

Senior Secured Term Loans

On April 18, 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment will result in a pretax charge during the 2005 second quarter of $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.

Credit Agreement

The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of March 31, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2005, we had no borrowings and $276 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $474 million, or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.75% at March 31, 2005) or a eurodollar rate (2.87% at March 31, 2005), plus an applicable margin. The applicable margin at March 31, 2005 was 1.75% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin, in the range of 1.50% to 1.75% at March 31, 2005.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2005	2004
Cash Flows From (Used In):
Operating Activities	$(57)	$53
Investing Activities	(64)	(14)
Financing Activities	25	1

Increase (Decrease) in Cash and Cash Equivalents	$(96)	$40

Net cash used in operating activities during the 2005 Quarter totaled $57 million, compared to $53 million provided from operating activities in the 2004 Quarter. The decrease was primarily due to increases in working capital requirements, lower earnings and payments for scheduled refinery turnarounds. Net cash used in investing activities of $64 million in the 2005 Quarter was for capital expenditures. Net cash from financing activities primarily reflects cash proceeds and income tax benefits from the exercise of stock options during the 2005 Quarter. Gross borrowings and repayments under the revolving credit facility each amounted to $223 million during the 2005 Quarter.

Working capital was $333 million at March 31, 2005 compared to $401 million at year-end 2004. The decrease in working capital resulted from the senior secured term loans classified as current maturities of debt at March 31, 2005.

Historical EBITDA

EBITDA represents earnings before interest and financing costs, income taxes, and depreciation and amortization. We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our liquidity including our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is also used for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America. EBITDA may not be comparable to similarly titled measures used by other entities. Our historical EBITDA reconciled to net cash from (used in) operating activities was (in millions):

	Three Months Ended
	March 31,
	2005	2004
Net Cash From (Used in) Operating Activities	$(57)	$53
Changes in Assets and Liabilities	136	67
Income Tax Benefits from Stock-Based Compensation Arrangements	10	—
Deferred Income Taxes	(6)	(26)
Stock-Based Compensation	(9)	(2)
Loss on Asset Disposals and Impairments	(1)	(1)
Amortization of Debt Issuance Costs and Discounts	(4)	(4)
Depreciation and Amortization	(41)	(37)

Net Earnings	28	50
Add Income Tax Provision	19	33
Add Interest and Financing Costs, Net	31	43

Operating Income	78	126
Add Depreciation and Amortization	41	37

EBITDA	$119	$163

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.

Capital Expenditures and Refinery Turnaround Spending

During the 2005 Quarter, our capital expenditures totaled $64 million, which included clean air, clean fuels and other environmental projects of $16 million, refinery improvements at our California refinery of $15 million (excluding environmental projects) and corporate capital expenditures totaling $27 million. We spent $34 million during the 2005 Quarter for refinery turnaround and other major maintenance costs, primarily for the scheduled turnarounds at our California and Washington refineries which were completed during the 2005 quarter.

In May 2005, our Board of Directors approved an incremental capital spending program for 2005 of approximately $42 million designed to capture strategic profit improvement opportunities in crude flexibility, yield improvements and cost reductions and $13 million to study environmental projects at our California and Alaska refineries. Based on our revised capital budget, during the remainder of 2005, we expect our capital expenditures to approximate $215 million to $225 million (excluding $25 million of refinery turnaround and other major maintenance costs). Our estimated capital expenditures for the remainder of 2005 include $205 million in the refining segment, including $80 million for clean air and clean fuels projects, $65 million for projects at our California refinery and other refining projects totaling $60 million. In the retail segment, we plan to spend $15 million during the remainder of 2005. We expect to spend approximately $25 million during the remainder of 2005 for refinery turnaround and other major maintenance costs primarily related to our Hawaii refinery turnaround scheduled for the second quarter of 2005.

2005 Outlook

Industry margins in April and early May continue to be significantly higher than the historical industry average. With the completion of the scheduled major maintenance turnarounds at our California and Washington refineries during the 2005 first quarter, we are positioned to participate in the strong margin environment. Based on preliminary results for April, operating income for the month, which was a record high, was greater than two times that of the 2005 first quarter and earnings per share for the month was greater than three times that of the 2005 first quarter. We believe that industry margins in 2005 have the potential to be as good as or better than 2004 and we expect our 2005 diluted earnings per share will approximate our 2004 earnings per diluted share of $4.76.

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

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our prior owned properties. At March 31, 2005, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

In March 2005, we negotiated a settlement of 70 notices of violation (“NOVs”) issued by the Bay Area Air Quality Management District and agreed to pay a civil penalty of $575,000 to resolve this matter. The NOVs alleged various violations of air quality requirements at the California refinery between June 2002 and February 2004. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above.

During the first quarter of 2005, we began settlement discussions with the California Air Resources Board (“CARB”) concerning an NOV we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will not exceed $650,000. A reserve for the settlement of the NOV is included in the $35 million of environmental accruals referenced above.

In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.

On March 21, 2005, we were notified by the EPA of their preparations to file an administrative complaint against us related to a June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We have established a reserve for this matter that is included in the $35 million of environmental accruals referenced above. We believe the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

We are a defendant in ten pending cases alleging MTBE contamination in groundwater. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. We are being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE along with other refining industry companies. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.

Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations are approximately $41 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the environmental liabilities arising from Pre-Acquisition Operations at our California refinery.

In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for certain environmental liabilities at our California refinery, including certain liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings for a period of 90 days to pursue settlement discussions. In the event we are unable to reach settlement, we

Environmental Capital Expenditures

intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $37 million through 2009, approximately $4 million of which was spent during the 2005 first quarter. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $50 million in capital improvements through 2006, approximately $3 million of which was spent during the 2005 first quarter. We are continuing to evaluate potential projects to manufacture additional low sulfur diesel at our Alaska and Hawaii refineries, but we have not yet made the final determination if we will invest the capital necessary to manufacture such additional quantities of low sulfur diesel at these refineries. If we elect to move forward with projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, we expect to spend between $20 million and $40 million in 2006 through 2007. Our California, Washington and North Dakota refineries will not require additional capital spending for non-road low sulfur diesel.

We expect to spend approximately $17 million in capital improvements through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $3 million of which was spent during the 2005 first quarter.

In connection with the 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $5 million over the next three years to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

In connection with our 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. The seller is negotiating a settlement agreement with the EPA that will require capital investments by us at our California refinery, but we do not believe these obligations will have a material impact on our financial position or results of operations.

During the first quarter of 2005, we started negotiations of a Stipulated Conditional Order of Abatement with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The proposed Order will require us to spend approximately $8 million in 2005 to evaluate technologies and study the feasibility of the project to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the proposed Order.

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million through 2010, approximately $3 million of which was spent during the 2005 first quarter. This cost estimate is subject to further review and analysis.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	changes in general economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	actions of customers and competitors;

•	changes in capital requirements or in execution of planned capital projects;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves; and

•	weather conditions, earthquakes or other natural disasters affecting operations.

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

Commodity Price Risks

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the economy, the level of foreign and domestic production of crude oil and refined products, worldwide geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in our markets.

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2005 year-to-date average throughput of 477 Mbpd, would change annualized pretax operating income by approximately $174 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26.4 million barrels and 21.8 million barrels at March 31, 2005 and December 31, 2004, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2005 was approximately $33 per barrel on a LIFO basis, compared to market prices of approximately $60 per barrel. If market prices for refined products decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.

Tesoro periodically enters into derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of crude oil. To manage these risks, we typically enter into exchange-traded futures and options and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the 2005 quarter. During the first quarter of 2005, we settled futures contracts and swap positions of approximately 13 million barrels of crude oil and refined products, which due to significant price volatility resulted in losses of $5 million. At March 31, 2005, we had open net futures contracts and swap positions of 1.7 million barrels and 1.1 million barrels, respectively, which will expire at various times during 2005. We recorded the fair value of these positions, which resulted in an unrealized mark-to-market loss of $14 million at March 31, 2005.

Interest Rate Risk

At March 31, 2005, we had $96 million of outstanding floating-rate debt under our senior secured term loans and $1.1 billion of fixed-rate debt. On April 18, 2005, we voluntarily prepaid the remaining $96 million of outstanding floating-rate debt under our senior secured term loans.

The fair market values of our senior secured loans, senior secured notes and senior subordinated notes are based on transactions and bid quotes. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values. The fair market values of our fixed and variable rate debt were approximately $79 million and $1 million, respectively, more than their carrying values at March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, as of February 4, 2004, we had received 70 notices of violation (“NOVs”) from the Bay Area Air Quality Management District for various alleged violations of air quality requirements at the California refinery between June 2002 and February 2004. In March 2005, we negotiated a settlement of the NOVs with the Bay Area Air Quality Management District and agreed to pay a civil penalty of $575,000 to resolve this matter. We have established a reserve for this matter.

In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. We have established a reserve for this matter and we believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.

During the first quarter of 2005, we started negotiations of a Stipulated Conditional Order of Abatement with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The proposed Order will require us to spend approximately $8 million in 2005 to evaluate technologies and study the feasibility of the project to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the proposed Order.

On March 21, 2005, we were notified by the EPA of their preparations to file an administrative complaint against us related to a June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We have established a reserve for this matter. We believe the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: May 9, 2005	/s/	BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005	/s/	GREGORY A. WRIGHT

Gregory A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.