Form 10-Q
period 2005-06-30
TESORO CORP /NEW/
filed 2005-08-05
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐

There were 69,246,806 shares of the registrant’s Common Stock outstanding at August 1, 2005.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96.2	$184.8
Receivables, less allowance for doubtful accounts	694.5	528.4
Inventories	854.4	615.7
Prepayments and other	85.7	64.5

Total Current Assets	1,730.8	1,393.4

PROPERTY, PLANT AND EQUIPMENT
Refining	2,690.3	2,602.5
Retail	223.5	225.1
Corporate and other	94.1	66.2

	3,007.9	2,893.8
Less accumulated depreciation and amortization	(642.9)	(590.2)

Net Property, Plant and Equipment	2,365.0	2,303.6

OTHER NONCURRENT ASSETS
Goodwill	88.7	88.7
Acquired intangibles, net	123.3	127.2
Other, net	179.2	162.2

Total Other Noncurrent Assets	391.2	378.1

Total Assets	$4,487.0	$4,075.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$877.5	$686.6
Accrued liabilities	282.5	302.7
Current maturities of debt	2.5	3.4

Total Current Liabilities	1,162.5	992.7

DEFERRED INCOME TAXES	342.6	292.9
OTHER LIABILITIES	255.8	247.5
DEBT	1,130.3	1,2l4.9

COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 100,000,000 shares; 70,552,187 shares issued (68,261,949 in 2004)	11.6	11.3
Additional paid-in capital	775.9	718.1
Retained earnings	817.1	608.9
Treasury stock, 1,379,709 common shares (1,438,524 in 2004), at cost	(8.8)	(11.2)

Total Stockholders’ Equity	1,595.8	1,327.1

Total Liabilities and Stockholders’ Equity	$4,487.0	$4,075.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES	$4,033.2	$3,155.0	$7,204.4	$5,584.9
COSTS AND EXPENSES:
Costs of sales and operating expenses	3,601.5	2,679.3	6,598.8	4,914.0
Selling, general and administrative expenses	48.2	38.7	101.9	69.7
Depreciation and amortization	42.9	37.8	84.4	74.8
Loss on asset disposals and impairments	3.9	3.5	5.1	4.1

OPERATING INCOME	336.7	395.7	414.2	522.3
Interest and financing costs, net	(31.7)	(40.2)	(63.0)	(83.1)

EARNINGS BEFORE INCOME TAXES	305.0	355.5	351.2	439.2
Income tax provision	121.1	142.4	139.6	175.7

NET EARNINGS	$183.9	$213.1	$211.6	$263.5

NET EARNINGS PER SHARE:
Basic	$2.69	$3.26	$3.13	$4.04
Diluted	$2.62	$3.11	$3.02	$3.88
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.3	65.3	67.5	65.2
Diluted	70.1	68.6	70.1	68.0
DIVIDENDS PER SHARE	$0.05	$—	$0.05	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$211.6	$263.5
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	84.4	74.8
Amortization of debt issuance costs and discounts	8.7	9.0
Write-off of unamortized debt issuance costs	1.9	—
Loss on asset disposals and impairments	5.1	4.1
Stock-based compensation	15.2	5.7
Deferred income taxes	49.7	98.5
Excess tax benefits from stock-based compensation arrangements	(19.8)	(1.1)
Other changes in non-current assets and liabilities	(31.3)	14.2
Changes in current assets and current liabilities:
Receivables	(166.1)	(147.1)
Inventories	(238.7)	(178.7)
Prepayments and other	(21.2)	(3.0)
Accounts payable and accrued liabilities	185.0	251.5

Net cash from operating activities	84.5	391.4

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(116.1)	(46.3)
Other	0.5	0.6

Net cash used in investing activities	(115.6)	(45.7)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of debt	(98.1)	(1.7)
Proceeds from stock options exercised	26.8	6.0
Excess tax benefits from stock-based compensation arrangements	19.8	1.1
Dividend payments	(3.4)	—
Financing costs and other	(2.6)	(5.0)

Net cash from (used in) financing activities	(57.5)	0.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88.6)	346.1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184.8	77.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96.2	$423.3

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$48.3	$67.7
Income taxes paid	$134.8	$49.4
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
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts to conform to the 2005 presentation. During 2005, we began to allocate certain information technology costs, previously reported as selling, general and administrative expenses, to costs of sales and operating expenses in order to better reflect costs directly attributable to our segment operations (see Note C).
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic:
Net earnings	$183.9	$213.1	$211.6	$263.5

Weighted average common shares outstanding	68.3	65.3	67.5	65.2

Basic Earnings Per Share	$2.69	$3.26	$3.13	$4.04

Diluted:
Net earnings	$183.9	$213.1	$211.6	$263.5

Weighted average common shares outstanding	68.3	65.3	67.5	65.2
Dilutive effect of stock options and unvested restricted stock	1.8	3.3	2.6	2.8

Total diluted shares	70.1	68.6	70.1	68.0

Diluted Earnings Per Share	$2.62	$3.11	$3.02	$3.88

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Refining:
Refined products	$3,823.6	$3,016.9	$6,776.8	$5,327.3
Crude oil resales and other (a)	156.3	86.2	330.7	159.1
Retail:
Fuel	238.3	226.0	435.7	408.8
Merchandise and other	36.3	33.6	67.1	62.7
Intersegment Sales from Refining to Retail	(221.3)	(207.7)	(405.9)	(373.0)

Total Revenues	$4,033.2	$3,155.0	$7,204.4	$5,584.9

Segment Operating Income (Loss)
Refining (b)	$383.0	$427.5	$515.7	$579.1
Retail (b)	(6.9)	(1.5)	(18.2)	(5.7)

Total Segment Operating Income	376.1	426.0	497.5	573.4
Corporate and Unallocated Costs (b)	(35.5)	(26.8)	(78.2)	(47.0)
Loss on Asset Disposals and Impairments	(3.9)	(3.5)	(5.1)	(4.1)

Operating Income	336.7	395.7	414.2	522.3
Interest and Financing Costs, Net	(31.7)	(40.2)	(63.0)	(83.1)

Earnings Before Income Taxes	$305.0	$355.5	$351.2	$439.2

Depreciation and Amortization
Refining	$36.6	$31.8	$71.8	$62.8
Retail	4.2	4.4	8.5	8.8
Corporate	2.1	1.6	4.1	3.2

Total Depreciation and Amortization	$42.9	$37.8	$84.4	$74.8

Capital Expenditures (c)
Refining	$48.2	$28.8	$85.2	$43.3
Retail	1.3	0.9	1.5	1.0
Corporate	2.7	1.7	29.4	2.0

Total Capital Expenditures	$52.2	$31.4	$116.1	$46.3

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2005	2004
Identifiable Assets
Refining	$3,985.9	$3,543.9
Retail	240.5	241.0
Corporate	260.6	290.2

Total Assets	$4,487.0	$4,075.1

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	For the three and six months ended June 30, 2005, we allocated certain information technology costs totaling $7.4 million and $13.9 million, respectively, from corporate and unallocated costs to segment operating income. The costs allocated to the refining segment and retail segment totaled $5.9 million and $1.5 million, respectively, for the three months ended June 30, 2005 and $10.8 million and $3.1 million, respectively, for the six months ended June 30, 2005.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $13.1 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively, and $47.0 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively.
NOTE D — CAPITALIZATION
Senior Secured Term Loans
In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment resulted in a pretax charge during the 2005 second quarter of approximately $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.
Credit Agreement
In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of June 30, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2005, we had no borrowings and $317 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $433 million or 58% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (6.25% at June 30, 2005) or a eurodollar rate (3.34% at June 30, 2005), plus an applicable margin. The applicable margin at June 30, 2005 was 1.50% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at June 30, 2005).
Cash Dividends
On June 15, 2005, we paid a quarterly cash dividend on common stock of $0.05 per share. On August 2, 2005, Tesoro’s Board of Directors declared a quarterly cash dividend on common stock of $0.05 per share, payable on September 15, 2005 to shareholders of record on September 1, 2005.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E — INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2005	2004
Crude oil and refined products, at LIFO cost	$789.7	$559.9
Oxygenates and by-products, at the lower of FIFO cost or market	10.1	5.5
Merchandise	8.8	9.1
Materials and supplies	45.8	41.2

Total Inventories	$854.4	$615.7

Inventories valued at LIFO cost were less than replacement cost by approximately $694 million and $385 million, at June 30, 2005 and December 31, 2004, respectively.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. Although Tesoro has no minimum required contribution obligation to its pension plan under applicable laws and regulations in 2005, we voluntarily contributed $10 million during the 2005 second quarter to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service Cost	$4.4	$3.9	$9.3	$8.1
Interest Cost	3.0	3.0	6.2	5.8
Expected return on plan assets	(2.5)	(1.8)	(5.2)	(3.5)
Amortization of prior service cost	0.4	0.4	0.8	0.8
Recognized net actuarial loss	0.6	0.6	1.3	1.1
Curtailments and settlements	—	(0.1)	2.5	(0.3)

Net Periodic Benefit Expense	$5.9	$6.0	$14.9	$12.0

The components of other postretirement benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service Cost	$2.1	$2.2	$4.2	$4.5
Interest Cost	2.1	2.5	4.2	4.8
Amortization of prior service cost	0.1	(0.2)	0.1	0.1

Net Periodic Benefit Expense	$4.3	$4.5	$8.5	$9.4

NOTE G — STOCK-BASED COMPENSATION
Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On January 1, 2005 we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. Among

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
other items, SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2005, we adopted the fair value method for our outstanding phantom stock options resulting in a one-time cumulative effect aftertax charge of approximately $0.2 million. These awards were previously valued using the intrinsic value method prescribed in APB Opinion No. 25. Total compensation expense for all stock-based awards for the three months and six months ended June 30, 2005 totaled $5.8 million and $15.2 million, respectively. The first quarter of 2005 included charges totaling $4.7 million associated with the termination and retirement of certain executive officers.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended June 30, 2005, we granted 789,030 options with a weighted average exercise price of $33.76. These options become exercisable generally after one year in 33% annual increments and expire ten years from the date of grant. Total compensation cost recognized for all outstanding stock options for the three and six months ended June 30, 2005 totaled $2.7 million and $9.2 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $20.2 million as of June 30, 2005, which is expected to be recognized over a weighted average period of 2.3 years. A summary of our outstanding and exercisable options as of June 30, 2005 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares__	Exercise Price__	Contractual Term	(In Millions)__
Options Outstanding	4,323,160	$16.53	6.6 years	$129.7
Options Exercisable	2,672,327	$12.09	5.4 years	$92.0
Restricted Stock
Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, we may grant restricted shares of our common stock to eligible employees subject to certain terms and conditions. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the six months ended June 30, 2005, we issued 104,000 shares of restricted stock with a weighted-average grant-date fair value of $33.23. These restricted shares vest in annual increments ratably over three years beginning in 2006, assuming continued employment at the vesting dates. Total compensation cost recognized for our outstanding restricted stock for the three and six months ended June 30, 2005 totaled $1.0 million and $2.3 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $11.0 million as of June 30, 2005, which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2005 we had 663,150 shares of restricted stock outstanding at a weighted-average grant date fair value of $21.22. Effective January 1, 2005 in connection with the requirements of SFAS No. 123, we eliminated unearned compensation of $10.7 million against additional paid-in capital and common stock in the December 31, 2004 condensed consolidated balance sheet.
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

TESORO CORPORATION
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2005, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
During the second quarter of 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will not exceed $650,000. A reserve for the settlement of the NOV is included in the $35 million of environmental accruals referenced above.
In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.
We are finalizing a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We were notified by the EPA on March 21, 2005 of their preparations to file an administrative complaint against us. We have agreed to settle this matter by paying a civil penalty of $94,500, which is included in the $35 million of environmental accruals referenced above.
We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. The cost estimate for the active wastewater units investigation is approximately $1 million. A reserve for this matter is included in the $35 million of environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations are approximately $44 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the defined environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering the defined environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for these defined environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the defined environmental liabilities arising from Pre-Acquisition Operations at our California refinery.
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings for a period of 90 days to pursue settlement discussions.
On June 24, 2005 the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, both discussed above, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $35 million from 2005 through 2009, approximately $10 million of which was spent during the first six months of 2005. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend between $90 million and $120 million in capital improvements from 2005 through 2007, approximately $10 million of which was spent during the first six months of 2005. Included in the estimate is a capital project to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend between $35 million and $65 million through 2007. We are also continuing to evaluate a potential project to manufacture additional low sulfur diesel at our Hawaii refinery, but we have not yet made the final determination if we will invest the capital necessary to manufacture such additional quantities of low sulfur diesel at this refinery. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
We expect to spend approximately $17 million in capital improvements from 2005 through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $8 million of which was spent during the first six months of 2005.
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
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In June 2005, a settlement agreement was lodged with the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will spend approximately $30 million between 2005 and 2010 to satisfy the requirements of the settlement agreement. This cost estimate is subject to further review and analysis.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order will require us to spend approximately $8 million in 2005 to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the order, and we cannot currently estimate the total cost of such emission control equipment, however, we do not believe this project will have a material adverse effect on our financial position or results of operations.
We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million from 2005 through 2010, approximately $7 million of which was spent during the first six months of 2005. This cost estimate is subject to further review and analysis.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
Union Oil Company of California (“Unocal”) has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline. Our California refinery produces grades of gasoline that may be subject to similar claims. We have not paid or accrued liabilities for patent royalties that may be related to our California refinery’s production, since the U.S. Patent Office and the Federal Trade Commission (“FTC”) have been evaluating the validity of those patents. We previously entered into a license agreement with Unocal providing for payments of royalties on California-grade summertime gasoline produced at our Washington refinery. Recently, there have been public announcements regarding a potential acquisition of Unocal by Chevron Corporation. In connection with such a proposed acquisition, Unocal and Chevron negotiated a settlement agreement with the FTC, under which Unocal would cease all efforts to enforce rights under its patents or license agreements, effective upon an acquisition of Unocal by Chevron. We believe that the resolution of these patent rights will not have a material adverse effect on our financial position or results of operations.
Claims Against Third-Parties
Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. However, the Federal Acquisition Regulations (“FAR”) limit how prices may be adjusted, and we and many of the other suppliers in separate suits in the Court of Federal Claims currently are seeking relief from the DESC’s price adjustments. We and the other suppliers allege that the DESC’s price adjustments violated FAR by not adjusting the price of fuel based on changes to the suppliers’ established prices or costs, as FAR requires. We and the other suppliers seek recovery of approximately $3 billion in underpayment for fuel. Our share of the underpayment currently totals approximately $165 million, plus interest. The Court of Federal Claims granted partial summary judgment in our favor, held that the DESC’s fuel prices were illegal, and rejected the DESC’s assertion that we waived our right to a remedy by entering into the contracts. However, on April 26, 2005, the Court of Appeals for the Federal Circuit reversed and ruled that DESC’s prices were not deemed illegal. As a result, we have petitioned for a rehearing. The petition, if granted, should be heard by the end of 2005. We cannot predict the outcome of these further actions.
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
In December 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through June 2005. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through June 2005.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I — NEW ACCOUNTING STANDARDS
SFAS No. 123 (Revised 2004)
We adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25 in January 2005. Our adoption of SFAS No. 123 (Revised 2004) did not have a material impact on our financial position or results of operations. See Note G regarding the requirements and effects of adopting SFAS No. 123 (Revised 2004).
SFAS No. 153
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Tesoro beginning on January 1, 2006. We are currently evaluating this standard, although we do not believe it will have a material impact on our financial position or results of operations.
EITF Issue No. 04—13
The Emerging Issues Task Force (“EITF”) is currently considering EITF Issue No. 04—13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” which will determine whether buy/sell arrangements should be accounted for at historical cost and whether these arrangements should be reported on a gross or net basis. Buy/sell arrangements are typically contractual arrangements where the buy and sell agreements are entered into in contemplation of one another with the same counterparty. The SEC has questioned the gross treatment of these types of arrangements. All buy/sell arrangements which we believe are subject to EITF Issue No. 04—13 are recorded on a net basis. Therefore, if EITF Issue No. 04—13 were to require companies to report buy/sell arrangements on a net basis, it would have no effect on our financial position or results of operations. Further, in March 2005 the EITF tentatively determined that the exchange of finished goods for raw materials or work-in-process inventories within the same line of business should be accounted for at fair value if the transaction has commercial substance as determined by SFAS No. 153. Tesoro has historically not exchanged finished goods for raw materials and therefore we believe this provision of EITF Issue No. 04—13 would not have an effect on our financial position or results of operations, if approved.
FIN No. 47
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective as of December 31, 2005. We are evaluating this standard, although we do not believe it will have a material impact on our financial position or results of operations.
SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We are currently evaluating this standard, although we do not believe it will have a material impact on our financial position or results of operations.

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
Our goals are three-fold. First, to operate our facilities in a safe, reliable, and environmentally responsible way. Second, improve profitability by achieving greater operational and administrative efficiencies. Third, use excess cash flows from operations in a balanced way to create further shareholder value. In addition to these goals, our 2005 executive incentive compensation program includes two financial goals: to realize $62 million of operating income improvements through business improvement initiatives and to achieve earnings of at least $3.85 per diluted share. During the first six months of 2005, we achieved earnings of $3.02 per diluted share which includes the realization of approximately $34 million of operating income improvements. The majority of the operating income improvements came as a result of our expanded reach globally in purchasing crude oil. Other improvements have come in the areas of yield improvements and overall increases in refining utilization rates.
During the 2005 second quarter, our Board of Directors approved certain high return and strategic capital projects, including installing a 15,000 barrel per day coker unit at our Washington refinery and a 10,000 barrel per day diesel desulfurizer unit at our Alaska refinery. The coker unit will allow our Washington refinery to process a larger proportion of lower-cost heavy crude oils, to manufacture a larger percentage of higher-value gasoline and to reduce production of lower-value heavy products. We expect to spend between $135 million and $250 million through the second quarter of 2007 for this project, of which $15 million is expected to be spent during 2005. The diesel desulfurizer unit, which will allow us to manufacture additional quantities of low sulfur diesel at our Alaska refinery, will require us to spend between $35 million and $65 million through the 2007 second quarter, of which $5 million is expected to be spent during 2005.
On June 15, 2005, we paid a quarterly cash dividend on common stock of $0.05 per share. On August 2, 2005, our Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on September 15, 2005 to shareholders of record on September 1, 2005.
The factors positively impacting industry refining margins during 2004 continued during the first six months of 2005, including increased demand due to improved economic fundamentals worldwide, heavy refining industry turnaround activity in the western U.S. primarily during the 2005 first quarter, and the 2004 changes in product specifications related to sulfur reductions in gasoline and the elimination of MTBE. During the first six months of 2005, these factors resulted in industry margins exceeding the first six months “five-year average” in all of our refining regions. The “five-year average” includes October 1, 1999 through September 30, 2004, excluding the period from October 1, 2001 through September 30, 2002 due to that period’s anomalous market conditions. We determine our “five-year average” by comparing prices for gasoline, diesel fuel, jet fuel and heavy fuel oils products to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2004
Summary
Our net earnings were $184 million ($2.69 per basic share and $2.62 per diluted share) for the three months ended June 30, 2005 (“2005 Quarter”), compared with net earnings of $213 million ($3.26 per basic share and $3.11 per diluted share) for the three months ended June 30, 2004 (“2004 Quarter”). For the year-to-date periods, our net earnings were $212 million ($3.13 per basic share and $3.02 per diluted share) for the six months ended June 30, 2005 (“2005 Period”), compared with net earnings of $264 million ($4.04 per basic share and $3.88 per diluted share) for the six months ended June 30, 2004 (“2004 Period”). Despite progress on achieving our operating income improvement initiatives, the decrease in net earnings during the 2005 Quarter and 2005 Period primarily reflects (i) scheduled downtime for major maintenance turnarounds at our Hawaii refinery during the 2005 Quarter and our California and Washington refineries during the 2005 Period and (ii) higher operating and administrative expenses. Net earnings for the 2005 Quarter included aftertax debt prepayment costs totaling $2 million ($0.03 per share). Net earnings for the 2005 Period included charges for executive termination and retirement costs of $6 million aftertax ($0.09 per share). In the 2004 Period, net earnings included aftertax debt financing costs of $1 million ($0.02 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2005	2004	2005	2004
Revenues
Refined products (a)	$3,824	$3,017	$6,777	$5,327
Crude oil resales and other	156	86	331	159

Total Revenues	$3,980	$3,103	$7,108	$5,486

Refining Throughput (thousand barrels per day) (b)
California	171	162	160	158
Pacific Northwest
Washington	122	118	102	116
Alaska	60	58	59	53
Mid-Pacific
Hawaii	70	85	77	85
Mid-Continent
North Dakota	60	59	58	55
Utah	58	56	53	51

Total Refining Throughput	541	538	509	518

% Heavy Crude Oil of Total Refinery Throughput (c)	50%	54%	52%	54%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	258	262	241	254
Jet fuel	66	64	66	64
Diesel fuel	126	116	108	109
Heavy oils, residual products, internally produced fuel and other	111	115	113	110

Total Yield	561	557	528	537

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2005	2004	2005	2004
Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$19.23	$19.51	$18.00	$15.42
Manufacturing cost before depreciation and amortization	$5.31	$4.63	$5.42	$4.62
Pacific Northwest
Gross refining margin	$12.08	$11.98	$8.83	$9.32
Manufacturing cost before depreciation and amortization	$2.42	$2.32	$2.76	$2.35
Mid-Pacific
Gross refining margin	$6.71	$7.63	$5.26	$6.09
Manufacturing cost before depreciation and amortization	$2.52	$1.44	$2.06	$1.38
Mid-Continent
Gross refining margin	$10.19	$10.28	$7.82	$8.57
Manufacturing cost before depreciation and amortization	$2.48	$2.09	$2.58	$2.21
Total
Gross refining margin	$13.28	$13.20	$11.00	$10.50
Manufacturing cost before depreciation and amortization	$3.36	$2.83	$3.45	$2.85
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$640	$639	$1,007	$987
Expenses
Manufacturing costs	165	138	318	269
Other operating expenses	48	35	87	64
Selling, general and administrative	7	7	14	12
Depreciation and amortization (f)	37	32	72	63

Segment Operating Income	$383	$427	$516	$579

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	307	308	287	298
Jet fuel	102	86	99	83
Diesel fuel	142	140	133	130
Heavy oils, residual products and other	76	76	72	76

Total Product Sales	627	610	591	587

Product Sales Margin ($/barrel) (g)
Average sales price	$67.06	$54.38	$63.34	$49.86
Average costs of sales	56.14	42.79	53.91	40.44

Product Sales Margin	$10.92	$11.59	$9.43	$9.42

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $221 million and $208 million for the three months ended June 30, 2005 and 2004, respectively, and $406 million and $373 million for the six months ended June 30, 2005 and 2004, respectively.

(b)	In the 2005 Quarter, throughput at our Hawaii refinery was reduced as a result of a scheduled major maintenance turnaround. In the 2005 first quarter, throughput was reduced at our California and Washington refineries, primarily as a result of scheduled major maintenance turnarounds and unscheduled downtime.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.66 and $0.57 for the three months ended June 30, 2005 and 2004, respectively, and $0.70 and $0.59 for the six months ended June 30, 2005 and 2004, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004. Operating income from our refining segment was $383 million in the 2005 Quarter compared to $427 million for the 2004 Quarter. The $44 million decrease in our operating income was primarily due to higher operating expenses, partly offset by higher product sales volumes. Total gross refining margins were $13.28 per barrel in the 2005 Quarter compared to $13.20 per barrel in the 2004 Quarter as industry margins continued to remain strong. Industry margins on a national basis were strong during the 2005 Quarter primarily due to the continued increased demand for finished products due to improved economic fundamentals worldwide and higher than normal industry maintenance particularly in the western United States during the first quarter and early second quarter of 2005. Despite the continued strength in industry margins, our gross refining margins at our Hawaii refinery decreased to $6.71 per barrel in the 2005 Quarter from $7.63 per barrel in the 2004 Quarter, primarily due to a scheduled major maintenance turnaround during the 2005 Quarter.
On an aggregate basis, our total gross refining margins remained flat at $640 million in the 2005 Quarter compared to $639 million in the 2004 Quarter. Total refining throughput also remained flat at 541 thousand barrels per day (“Mbpd”) during the 2005 Quarter compared to 538 Mbpd during the 2004 Quarter despite a scheduled major maintenance turnaround at our Hawaii refinery. The reduction in throughput at the Hawaii refinery was offset by increased throughput at our California and Washington refineries reflecting improved operating efficiencies due to recent major maintenance.
Revenues from sales of refined products increased 27% to $3.8 billion in the 2005 Quarter, from $3.0 billion in the 2004 Quarter, primarily due to significantly higher average product sales prices and slightly higher product sales volumes. Our average product prices increased 23% to $67.06 per barrel, reflecting the continued strength in market fundamentals. Total product sales averaged 627 Mbpd in the 2005 Quarter, an increase of 17 Mbpd from the 2004 Quarter, primarily due to increasing our volume of jet fuel sales requirements during 2005. Our average costs of sales increased 31% to $56.14 per barrel during the 2005 Quarter reflecting significantly higher average feedstock prices. Expenses, excluding depreciation and amortization, increased to $220 million in the 2005 Quarter, compared with $180 million in the 2004 Quarter, primarily due to higher maintenance, employee and insurance costs of $14 million, increased utilities of $11 million, and the allocation of certain information technology costs totaling $6 million that were previously classified as corporate and unallocated costs.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004. Operating income from our refining segment was $516 million in the 2005 Period compared to $579 million for the 2004 Period. The $63 million decrease in our operating income was primarily due to lower throughput and higher operating expenses, partly offset by higher gross refining margins. Total gross refining margins increased to $11.00 per barrel in the 2005 Period compared to $10.50 per barrel in the 2004 Period. The increase reflects higher per-barrel refining margins at our California refinery, largely offset by lower per-barrel refining margins at our other refining regions. Gross refining margins at our California refinery increased 17% to $18.00 per barrel in the 2005 Period from $15.42 per barrel in the 2004 Period, reflecting strong demand growth in both the U.S. West Coast and Far East, heavier scheduled refinery maintenance activity on the U.S. West Coast during the first quarter and early second quarter of 2005 and the U.S. West Coast market’s increasing reliance on gasoline imports from sources including Europe. While industry refining margins in the California region increased during the 2005 Period as compared to the 2004 Period, we were unable to capture more of these stronger margins due to our scheduled and unscheduled downtime during the 2005 first quarter as discussed below. Industry margins on a national basis increased during the 2005 Period compared to the 2004 Period, primarily due to the continued increased demand for finished products due to improved economic fundamentals worldwide and higher than normal industry maintenance particularly in the western United States.
Despite the strength of industry refining margins on a national basis and in our California region, certain factors negatively impacted refining margins in our other refining regions. Gross refining margins at our Hawaii refinery decreased to $5.26 per barrel in the 2005 Period from $6.09 in the 2004 Period, primarily due to a scheduled major maintenance turnaround during the 2005 Quarter. Gross refining margins in our Pacific Northwest region decreased to $8.83 per barrel in the 2005 Period from $9.32 per barrel in the 2004 Period and in our Mid-Continent region gross refining margins decreased to $7.82 per barrel in the 2005 Period from $8.57 per barrel in the 2004 Period. Our gross refining margins in our Pacific Northwest region were negatively impacted during the 2005 first quarter as our Washington refinery completed a scheduled major maintenance turnaround of the crude and naphtha reforming units and incurred unscheduled downtime due to outages of certain processing equipment. In addition, our gross refining margins in our Pacific Northwest region during the 2005 Period were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils. In our Mid-Continent region, our Utah refinery was negatively impacted by certain factors primarily during the 2005 first quarter, including higher crude oil costs due to Canadian production constraints and depressed market fundamentals in the Salt Lake City area due to record high first quarter production in PADD IV.
On an aggregate basis, our total gross refining margins increased from $987 million in the 2004 Period to $1 billion in the 2005 Period, reflecting higher per-barrel gross refining margins as described above, offset by lower total refining throughput volumes. Total refining throughput averaged 509 Mbpd in the 2005 Period, a decrease of 9 Mbpd from the 2004 Period, primarily due to scheduled major maintenance turnarounds at our California, Washington and Hawaii refineries and other unscheduled downtime. We estimate that our refining operating income was reduced by approximately $75 million as a result of both the scheduled and unscheduled downtime at our California and Washington refineries during the 2005 first quarter.
Revenues from sales of refined products increased 28% to $6.8 billion in the 2005 Period, from $5.3 billion in the 2004 Period, primarily due to significantly higher average product sales prices combined with slightly higher product sales volumes. Our average product prices increased 27% to $63.34 per barrel reflecting the continued strength in market fundamentals. Total product sales averaged 591 Mbpd in the 2005 Period, an increase of 4 Mbpd from the 2004 Period. Our average costs of sales increased 33% to $53.91 per barrel during the 2005 Period, reflecting significantly higher average feedstock prices and increased purchases of refined products due to scheduled and unscheduled downtime at certain refineries. Expenses, excluding depreciation and amortization, increased to $419 million in the 2005 Period, compared with $345 million in the 2004 Period, primarily due to increased maintenance, employee and insurance costs of $24 million, higher utilities of $18 million and the allocation of certain information technology costs totaling $11 million that were previously classified as corporate and unallocated costs.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2005	2004	2005	2004
Revenues
Fuel	$238	$226	$435	$409
Merchandise and other	36	34	67	63

Total Revenues	$274	$260	$502	$472

Fuel Sales (millions of gallons)	117	129	228	252
Fuel Margin ($/gallon) (a)	$0.15	$0.14	$0.13	$0.14
Merchandise Margin (in millions)	$9	$9	$17	$16
Merchandise Margin (percent of sales)	26%	28%	26%	27%
Average Number of Stations (during the period)
Company-operated	214	223	214	224
Branded jobber/dealer	286	320	289	323

Total Average Retail Stations	500	543	503	547

Segment Operating Loss
Gross Margins
Fuel (b)	$17	$18	$30	$36
Merchandise and other non-fuel margin	10	10	18	18

Total gross margins	27	28	48	54
Expenses
Operating expenses	22	18	44	37
Selling, general and administrative	8	7	14	14
Depreciation and amortization	4	5	8	9

Segment Operating Loss	$(7)	$(2)	$(18)	$(6)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004. Operating loss for our retail segment was $7 million in the 2005 Quarter, compared to an operating loss of $2 million in the 2004 Quarter. Total gross margins decreased to $27 million during the 2005 Quarter from $28 million in the 2004 Quarter reflecting lower sales volumes. Total gallons sold decreased to 117 million from 129 million, reflecting the decrease in average station count to 500 in the 2005 Quarter from 543 in the 2004 Quarter. The decrease in average station count reflects our continued rationalization of retail assets in our non-core markets. Fuel margin remained flat at $0.15 per gallon in the 2005 Quarter compared to $0.14 per gallon in the 2004 Quarter.
Revenues on fuel sales increased to $238 million in the 2005 Quarter, from $226 million in the 2004 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2005 Quarter due to higher average prices of purchased fuel, partly offset by lower sales volumes. Expenses, excluding depreciation and amortization, for the 2005 Quarter included higher insurance costs of $2 million and the allocation of certain information technology costs of $2 million that were previously classified as corporate and unallocated costs.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004. Operating loss for our retail segment was $18 million in the 2005 Period, compared to an operating loss of $6 million in the 2004 Period. Total gross margins decreased to $48 million during the 2005 Period from $54 million in the 2004 Period primarily reflecting lower sales volumes. Fuel margin remained flat at $0.13 per gallon in the 2005 Period compared to $0.14 per gallon in the 2004 Period. Total gallons sold decreased to 228 million from 252 million, reflecting the decrease in average station count to 503 in the 2005 Period from 547 in the 2004 Period. The decrease in average station count reflects our continued rationalization of retail assets in our non-core markets.
Revenues on fuel sales increased to $435 million in the 2005 Period, from $409 million in the 2004 Period, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2005 Period due to higher average prices of purchased fuel, partly offset by lower sales volumes. Expenses, excluding depreciation and amortization, for the 2005 Period included the allocation of certain information and technology costs of $3 million that were previously classified as corporate and unallocated costs and higher insurance costs of $2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $48 million and $102 million for the 2005 Quarter and 2005 Period, respectively, compared to $39 million and $70 million in the 2004 Quarter and 2004 Period, respectively. Certain information technology costs, previously reported as selling, general and administrative expenses, were allocated to costs of sales and operating expenses totaling $7 million and $14 million during the 2005 Quarter and 2005 Period, respectively (see Notes A and C of the condensed consolidated financial statements). The increase during the 2005 Quarter was primarily due to increased employee and contract labor expenses of $10 million, increased stock-based compensation expenses of $2 million and higher professional fees of $2 million. The increase during the 2005 Period was primarily due to increased employee and contract labor expenses of $21 million, charges for the termination and retirement of certain executive officers of $11 million, additional stock-based compensation expenses of $5 million and higher professional fees of $4 million. The increase in employee, contract labor and professional fee expenses during 2005 primarily reflects costs associated with implementing and supporting systems and process improvements.
Interest and Financing Costs
Interest and financing costs decreased by $8 million and $20 million in the 2005 Quarter and 2005 Period, respectively. The decreases were primarily due to lower interest expense associated with debt reduction totaling $401 million during 2004 and $98 million during the 2005 Period. The 2005 Quarter included prepayment charges of $3 million in connection with the voluntary prepayment of our senior secured term loans. The 2004 Period included financing expenses of $2 million in connection with the amendments of certain debt agreements.
Income Tax Provision
The income tax provision totaled $121 million and $140 million for the 2005 Quarter and 2005 Period, respectively, compared to $142 million and $176 million for the 2004 Quarter and 2004 Period, respectively, reflecting lower earnings before income taxes. The combined federal and state effective income tax rate was 40% for both the 2005 and 2004 Periods.
EMPLOYEES
We have extended the collective bargaining agreements covering represented employees at our refineries to terms expiring on January 31, 2009.
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
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2005 with $96 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $433 million in available borrowing capacity under our credit agreement after $317 million in outstanding letters of credit. In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans. The prepayment will result in annual pretax interest savings of approximately $8 million. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
Capitalization
Our capital structure at June 30, 2005 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
8% Senior Secured Notes Due 2008	373
9-5/8% Senior Subordinated Notes Due 2012	429
9-5/8% Senior Subordinated Notes Due 2008	211
Junior subordinated notes due 2012	88
Capital lease obligations and other	32

Total debt	1,133
Stockholders’ equity	1,596

Total Capitalization	$2,729

At June 30, 2005, our debt to capitalization ratio was 42% compared with 48% at year-end 2004, reflecting net earnings of $212 million during the 2005 Period, the $96 million voluntary prepayment of our senior secured term loans and an increase in stockholders’ equity of $58 million during the 2005 Period primarily due to stock options exercised.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
Senior Secured Term Loans
In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment resulted in a pretax charge during the 2005 second quarter of $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.
Credit Agreement
In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of June 30, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2005, we had no borrowings and $317 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $433 million, or 58% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (6.25% at June 30, 2005) or a eurodollar rate (3.34% at June 30, 2005), plus an applicable margin. The applicable margin at June 30, 2005 was 1.50% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at June 30, 2005).

Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From (Used In):
Operating Activities	$85	$391
Investing Activities	(116)	(46)
Financing Activities	(58)	1

Increase (Decrease) in Cash and Cash Equivalents	$(89)	$346

Net cash from operating activities during the 2005 Period totaled $85 million, compared to $391 million provided from operating activities in the 2004 Period. The decrease was primarily due to increases in working capital requirements, lower earnings and payments for scheduled refinery turnarounds. Net cash used in investing activities of $116 million in the 2005 Period was for capital expenditures. Net cash used in financing activities primarily reflects our voluntary prepayment of the senior secured term loans during the 2005 Quarter, partially offset by cash proceeds and income tax benefits provided from exercised stock options. Gross borrowings and repayments under the revolving credit facility each amounted to $463 million during the 2005 Period. Working capital was $568 million at June 30, 2005 compared to $401 million at year-end 2004, as a result of increases in receivables and inventories, partially offset by increases in payables, attributable to increases in sales volumes and crude and product prices.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Cash From Operating Activities	$142	$338	$85	$391
Changes in Assets and Liabilities	136	(3)	272	64
Excess Tax Benefits from Stock-Based Compensation Arrangements	10	1	20	1
Deferred Income Taxes	(44)	(73)	(50)	(98)
Stock-Based Compensation	(6)	(4)	(15)	(6)
Loss on Asset Disposals and Impairments	(4)	(3)	(5)	(4)
Write-off of Unamortized Debt Issuance Costs	(2)	—	(2)	—
Amortization of Debt Issuance Costs and Discounts	(5)	(5)	(9)	(9)
Depreciation and Amortization	(43)	(38)	(84)	(75)

Net Earnings	184	213	212	264
Add Income Tax Provision	121	142	140	175
Add Interest and Financing Costs, Net	32	40	63	83

Operating Income	337	395	415	522
Add Depreciation and Amortization	43	38	84	75

EBITDA	$380	$433	$499	$597

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
During the 2005 Period, our capital expenditures totaled $116 million, which included clean air, clean fuels and other environmental projects of $42 million, refinery improvements at our California refinery of $28 million (excluding environmental projects) and corporate capital expenditures totaling $29 million. We spent $47 million during the 2005 Period for refinery turnaround and other major maintenance costs, primarily for the scheduled turnarounds at our California, Washington and Hawaii refineries which were completed during the 2005 Period.
In May 2005, our Board of Directors approved an incremental capital spending program for 2005 of approximately $42 million designed to capture strategic profit improvement opportunities in crude flexibility, yield improvements and cost reductions and $13 million to study environmental projects at our California and Alaska refineries. The capital projects include the installation of a coker unit at our Washington refinery and a diesel desulfurizer unit at our Alaska refinery, both projected to be completed during the 2007 second quarter (see “Business Strategy and Overview”). During 2005, we expect to spend $15 million for the coker unit and $5 million for the diesel desulfurizer unit.
Based on our revised capital budget, during the remainder of 2005, we expect our capital expenditures to approximate $170 million to $180 million (excluding $14 million of refinery turnaround and other major maintenance costs). Our estimated capital expenditures for the remainder of 2005 include $160 million in the refining segment, including $70 million for clean air and clean fuels projects, $35 million for projects at our California refinery and other refining projects totaling $55 million. In the retail segment, we plan to spend $10 million during the remainder of 2005.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2005, our accruals for environmental expenses totaled approximately $35 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
During the second quarter of 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will not exceed $650,000. A reserve for the settlement of the NOV is included in the $35 million of environmental accruals referenced above.
In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $35 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.
We are finalizing a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We were notified by the EPA on March 21, 2005 of their preparations to file an administrative complaint against us. We have agreed to settle this matter by paying a civil penalty of $94,500, which is included in the $35 million of environmental accruals referenced above.
We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. The cost estimate for the active wastewater units investigation is approximately $1 million. A reserve for this matter is included in the $35 million of environmental accruals referenced above.
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
Soil and groundwater conditions at our California refinery may require substantial expenditures over time. In connection with our acquisition of the California refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations are approximately $44 million, including soil and groundwater conditions at the refinery in connection with various projects and including those required by the California Regional Water Quality Control Board and other government agencies. If we incur remediation liabilities in excess of the defined environmental liabilities for Pre-Acquisition Operations indemnified by Tosco, we expect to be reimbursed for such excess liabilities under certain environmental insurance policies. The policies provide $140 million of coverage in excess of the $50 million indemnity covering the defined environmental liabilities arising from Pre-Acquisition Operations. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for these defined environmental liabilities arising out of the Pre-Acquisition Operations. In December 2003, we initiated arbitration proceedings against Tosco seeking damages, indemnity and a declaration that Tosco is responsible for the defined environmental liabilities arising from Pre-Acquisition Operations at our California refinery.
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings for a period of 90 days to pursue settlement discussions.

On June 24, 2005, the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, both discussed above, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline, which began January 1, 2004. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $35 million from 2005 through 2009, approximately $10 million of which was spent during the first six months of 2005. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend between $90 million and $120 million in capital improvements from 2005 through 2007, approximately $10 million of which was spent during the first six months of 2005. Included in the estimate is a capital project to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend between $35 million and $65 million through 2007. We are also continuing to evaluate a potential project to manufacture additional low sulfur diesel at our Hawaii refinery, but we have not yet made the final determination if we will invest the capital necessary to manufacture such additional quantities of low sulfur diesel at this refinery. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
We expect to spend approximately $17 million in capital improvements from 2005 through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $8 million of which was spent during the first six months of 2005.
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
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In June 2005, a settlement agreement was lodged with the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will spend approximately $30 million between 2005 and 2010 to satisfy the requirements of the settlement agreement. This cost estimate is subject to further review and analysis.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order will require us to spend approximately $8 million in 2005 to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the order, and we cannot currently estimate the total cost of such emission control equipment, however, we do not believe this project will have a material adverse effect on our financial position or results of operations.

We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million from 2005 through 2010, approximately $7 million of which was spent during the first six months of 2005. This cost estimate is subject to further review and analysis.
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
Other
Union Oil Company of California (“Unocal”) has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline. Our California refinery produces grades of gasoline that may be subject to similar claims. We have not paid or accrued liabilities for patent royalties that may be related to our California refinery’s production, since the U.S. Patent Office and the Federal Trade Commission (“FTC”) have been evaluating the validity of those patents. We previously entered into a license agreement with Unocal providing for payments of royalties on California-grade summertime gasoline produced at our Washington refinery. Recently, there have been public announcements regarding a potential acquisition of Unocal by Chevron Corporation. In connection with such a proposed acquisition, Unocal and Chevron negotiated a settlement agreement with the FTC, under which Unocal would cease all efforts to enforce rights under its patents or license agreements, effective upon an acquisition of Unocal by Chevron. We believe that the resolution of these patent rights will not have a material adverse effect on our financial position or results of operations.
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
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2005 year-to-date average throughput of 509 Mbpd, would change annualized pretax operating income by approximately $184 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26.6 million barrels and 21.8 million barrels at June 30, 2005 and December 31, 2004, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2005 was approximately $34 per barrel on a LIFO basis, compared to market prices of approximately $62 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of crude oil for our refineries. To manage these risks, we typically enter into exchange-traded futures and options and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the 2005 first or second quarters. Accordingly, no change in the value of the related underlying physical asset is recorded. During the second quarter of 2005, we settled futures contracts and swap positions of approximately 11.9 million barrels of crude oil and refined products, which resulted in losses of $4 million. At June 30, 2005, we had open net futures contracts and swap positions of 3.1 million barrels and 3.6 million barrels, respectively, which will expire at various times primarily during 2005. We recorded the fair value of these positions, which resulted in an unrealized mark-to-market loss of $7 million at June 30, 2005.
Interest Rate Risk
At June 30, 2005 all of our outstanding debt was at fixed rates and we had no borrowings under our revolving credit facility, which bears interest at variable rates. The fair market value of our senior secured notes and senior subordinated notes, which is based on transactions and bid quotes, was approximately $80 million more than its carrying value at June 30, 2005. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings for a period of 90 days to pursue settlement discussions. On June 24, 2005 the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order will require us to spend approximately $8 million in 2005 to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We are continuing to evaluate multiple emission control technologies needed to meet the conditions of the order, and we cannot currently estimate the total cost of such emission control equipment, however, we do not believe this project will have a material adverse effect on our financial position or results of operations.
We are finalizing a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota. We were notified by the EPA on March 21, 2005 of their preparations to file an administrative complaint against us. We have agreed to settle this matter by paying a civil penalty of $94,500.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended June 30, 2005.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under the
	of Shares	Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs**
April 2005	20,212	$34.53	—	—
May 2005	—	—	—	—
June 2005	—	—	—	—

Total	20,212	$34.53	—

*	All of the shares purchased during the three-month period ended June 30, 2005 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers.

**	Tesoro does not have an active publicly announced share repurchase plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2005 Annual Meeting of Stockholders of the Company was held on May 4, 2005.

(b)	The following directors were elected at the 2005 Annual Meeting of Stockholders to hold office until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
Robert W. Goldman	58,253,337	608,494
Steven H. Grapstein	57,821,513	1,040,318
William J. Johnson	58,246,482	615,349
A. Maurice Myers	58,238,885	622,946
Donald H. Schmude	58,241,735	620,096
Bruce A. Smith	57,801,436	1,060,395
Patrick J. Ward	58,239,249	662,582
Michael E. Wiley	58,256,351	605,480
(c)	The proposal to adopt the 2005 Non-Employee Director Stock Plan was approved to issue one-half of our non-employee directors’ annual base retainer in shares of our common stock limited to a maximum of 50,000 shares under the plan. With respect to this matter, there were 30,013,730 votes for; 18,834,285 against; 22,895 abstentions; and no broker non-votes.

(d)	With respect to the ratification of the appointment of Deloitte & Touche, LLP as Tesoro’s independent auditors for fiscal year 2005, there were 58,278,789 votes for; 405,979 against; 177,063 abstentions; and no broker non-votes.
ITEM 5. OTHER INFORMATION
We entered into Amendment No. 2 (the “Amendment”) dated as of May 17, 2005 to the Third Amended and Restated Credit Agreement dated as of May 25, 2004 (the “Credit Agreement”) among Tesoro, various lenders as defined in the Amendment and J.P. Morgan Chase Bank, N.A. as administrative agent. The Amendment extends the term of the Credit Agreement by one year to June 2008 and reduces letter of credit fees and revolver borrowing interest. The Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
(a)	Exhibits

10.1	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of May 17, 2005 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities.

10.2	Affirmation of Loan Documents dated as of May 17, 2005, by and between Tesoro, certain of its subsidiary parties thereto and J.P. Morgan Chase Bank N.A. as administrative agent.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: August 4, 2005	/s/ BRUCE A. SMITH

Bruce A. Smith Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2005	/s/ GREGORY A. WRIGHT

Gregory A. Wright Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of May 17, 2005 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities.

10.2	Affirmation of Loan Documents dated as of May 17, 2005, by and between Tesoro, certain of its subsidiary parties thereto and J.P. Morgan Chase Bank N.A. as administrative agent.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.