Form 10-Q
period 2005-09-30
TESORO CORP /NEW/
filed 2005-11-03
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

There were 68,854,903 shares of the registrant’s Common Stock outstanding at November 1, 2005.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$657	$185
Receivables, less allowance for doubtful accounts	831	528
Inventories	876	616
Prepayments and other	117	64

Total Current Assets	2,481	1,393

PROPERTY, PLANT AND EQUIPMENT
Refining	2,734	2,603
Retail	223	225
Corporate and other	97	66

	3,054	2,894
Less accumulated depreciation and amortization	(670)	(590)

Net Property, Plant and Equipment	2,384	2,304

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	121	127
Other, net	167	162

Total Other Noncurrent Assets	377	378

Total Assets	$5,242	$4,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,245	$687
Accrued liabilities	419	303
Current maturities of debt	3	3

Total Current Liabilities	1,667	993

DEFERRED INCOME TAXES	361	293
OTHER LIABILITIES	251	247
DEBT	1,132	1,2l5
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 100,000,000 shares; 70,814,008 shares issued (68,261,949 in 2004)	11	11
Additional paid-in capital	787	718
Retained earnings	1,040	609
Treasury stock, 1,351,858 common shares (1,438,524 in 2004), at cost	(7)	(11)

Total Stockholders’ Equity	1,831	1,327

Total Liabilities and Stockholders’ Equity	$5,242	$4,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES	$5,017	$3,288	$12,221	$8,873
COSTS AND EXPENSES:
Costs of sales and operating expenses	4,536	3,053	11,134	7,967
Selling, general and administrative expenses	41	38	143	108
Depreciation and amortization	44	36	128	111
Loss on asset disposals and impairments	4	—	9	4

OPERATING INCOME	392	161	807	683
Interest and financing costs	(30)	(55)	(94)	(139)
Interest income and other	5	2	6	3

EARNINGS BEFORE INCOME TAXES	367	108	719	547
Income tax provision	141	43	281	219

NET EARNINGS	$226	$65	$438	$328

NET EARNINGS PER SHARE:
Basic	$3.29	$0.98	$6.45	$5.02
Diluted	$3.20	$0.93	$6.23	$4.79
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.7	65.6	67.9	65.3
Diluted	70.7	69.5	70.3	68.5
DIVIDENDS PER SHARE	$0.05	$—	$0.10	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$438	$328
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	128	111
Amortization of debt issuance costs and discounts	13	13
Write-off of unamortized debt issuance costs and discount	2	9
Loss on asset disposals and impairments	9	4
Stock-based compensation	24	9
Deferred income taxes	68	93
Excess tax benefits from stock-based compensation arrangements	(24)	(2)
Other changes in non-current assets and liabilities	(37)	(2)
Changes in current assets and current liabilities:
Receivables	(303)	(176)
Inventories	(260)	(176)
Prepayments and other	(53)	(6)
Accounts payable and accrued liabilities	689	416

Net cash from operating activities	694	621

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(170)	(86)
Other	3	1

Net cash used in investing activities	(167)	(85)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayments of debt	(99)	(400)
Proceeds from stock options exercised	30	8
Excess tax benefits from stock-based compensation arrangements	24	2
Dividend payments	(7)	—
Financing costs and other	(3)	(15)

Net cash used in financing activities	(55)	(405)

INCREASE IN CASH AND CASH EQUIVALENTS	472	131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185	77

CASH AND CASH EQUIVALENTS, END OF PERIOD	$657	$208

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$47	$93
Income taxes paid	$180	$49
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2004 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic:
Net earnings	$226	$65	$438	$328

Weighted average common shares outstanding	68.7	65.6	67.9	65.3

Basic Earnings Per Share	$3.29	$0.98	$6.45	$5.02

Diluted:
Net earnings	$226	$65	$438	$328

Weighted average common shares outstanding	68.7	65.6	67.9	65.3
Dilutive effect of stock options and unvested restricted stock	2.0	3.9	2.4	3.2

Total diluted shares	70.7	69.5	70.3	68.5

Diluted Earnings Per Share	$3.20	$0.93	$6.23	$4.79

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, corporate general and administrative expenses, and loss on asset disposals and impairments are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with an operating segment. Segment information is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Refining:
Refined products	$4,775	$3,113	$11,552	$8,440
Crude oil resales and other (a)	187	119	518	278
Retail:
Fuel	285	237	720	646
Merchandise and other	40	36	107	99
Intersegment Sales from Refining to Retail	(270)	(217)	(676)	(590)

Total Revenues	$5,017	$3,288	$12,221	$8,873

Segment Operating Income (Loss)
Refining (b)	$436	$187	$952	$766
Retail (b)	(8)	1	(26)	(5)

Total Segment Operating Income	428	188	926	761
Corporate and Unallocated Costs (b)	(32)	(27)	(110)	(74)
Loss on Asset Disposals and Impairments	(4)	—	(9)	(4)

Operating Income	392	161	807	683
Interest and Financing Costs	(30)	(55)	(94)	(139)
Interest Income and Other	5	2	6	3

Earnings Before Income Taxes	$367	$108	$719	$547

Depreciation and Amortization
Refining	$37	$30	$109	$93
Retail	5	4	13	13
Corporate	2	2	6	5

Total Depreciation and Amortization	$44	$36	$128	$111

Capital Expenditures (c)
Refining	$49	$38	$134	$81
Retail	2	1	3	2
Corporate	3	1	33	3

Total Capital Expenditures	$54	$40	$170	$86

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2005	2004
Identifiable Assets
Refining	$4,186	$3,544
Retail	241	241
Corporate	815	290

Total Assets	$5,242	$4,075

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	For the three and nine months ended September 30, 2005, we allocated certain information technology costs totaling $9 million and $23 million, respectively, from corporate and unallocated costs to segment operating income. The costs allocated to the refining segment and retail segment totaled $8 million and $1 million, respectively, for the three months ended September 30, 2005 and $19 million and $4 million, respectively, for the nine months ended September 30, 2005.

(c)	Capital expenditures do not include refinery turnaround and other major maintenance costs of $4 million and $20 million for the three months ended September 30, 2005 and 2004, respectively, and $51 million and $24 million for the nine months ended September 30, 2005 and 2004, respectively.
NOTE D — CAPITALIZATION
In October 2005, we commenced offers to purchase (“tender offers”) our $375 million principal amount outstanding of 8% senior secured notes due 2008, $211 million principal amount outstanding of 9 5/8% senior subordinated notes due 2008 and $429 million principal amount outstanding of 9 5/8% senior subordinated notes due 2012. In conjunction with the tender offers, we also commenced consent solicitations to eliminate substantially all the covenants and certain events of default in the indentures governing the senior notes. In November 2005, we commenced the private placement of a $900 million unsecured notes offering, with proceeds to be used to refinance the senior notes subject to the tender offers. The remaining balance of the outstanding senior notes, tender premiums and associated fees and accrued interest will be paid with cash on-hand. The tender offers are contingent upon our receipt of at least a majority of the principal amount of each series of the senior notes, as well as the successful completion of the proposed financing.
We expect that if both the tender offers and the new proposed notes offering are successful, we will reduce our interest expense and extend the maturity dates on our debt. We would also incur a pretax charge in the 2005 fourth quarter of approximately $100 million for expenses associated with the tender, which includes the write-off of unamortized debt issuance and discount costs totaling approximately $19 million.
Senior Secured Term Loans
In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment resulted in a pretax charge during the 2005 second quarter of approximately $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.
Credit Agreement
In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.8 billion as of September 30, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2005, we had no borrowings and $278 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $472 million or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (6.75% at September 30, 2005) or a eurodollar rate (3.87% at September 30, 2005), plus an applicable margin. The applicable margin at September 30, 2005 was 1.50% in the case of the eurodollar rate, but

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at September 30, 2005).
The credit agreement allows up to $250 million in letters of credit outside the credit agreement for crude oil purchases from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.50% while secured or 1.62% while unsecured. As of September 30, 2005, we had $88 million in letters of credit outstanding under this agreement.
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represents approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors.
Cash Dividends
On November 1, 2005, our Board of Directors increased the quarterly cash dividend on common stock to $0.10 per share, payable on December 15, 2005 to shareholders of record on December 1, 2005. In both June and September 2005, we paid a quarterly cash dividend on common stock of $0.05 per share.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $2 million and $1 million for the three months ended September 30, 2005 and 2004, respectively, and $6 million and $3 million for the nine months ended September 30, 2005 and 2004, respectively.
NOTE E — INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2005	2004
Crude oil and refined products, at LIFO cost	$809	$560
Oxygenates and by-products, at the lower of FIFO cost or market	11	6
Merchandise	9	9
Materials and supplies	47	41

Total Inventories	$876	$616

Inventories valued at LIFO cost were less than replacement cost by approximately $1.1 billion and $385 million, at September 30, 2005 and December 31, 2004, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. Although Tesoro has no minimum required contribution obligation to its pension plan under applicable laws and regulations in 2005, during the three and nine months ended September 30, 2005 we voluntarily contributed $15 million and $25 million, respectively, to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service Cost	$5	$4	$14	$12
Interest Cost	3	3	9	9
Expected return on plan assets	(3)	(2)	(8)	(5)
Amortization of prior service cost	—	—	1	1
Recognized net actuarial loss	2	1	3	2
Curtailments and settlements	—	—	3	(1)

Net Periodic Benefit Expense	$7	$6	$22	$18

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service Cost	$3	$1	$7	$6
Interest Cost	2	2	6	7

Net Periodic Benefit Expense	$5	$3	$13	$13

NOTE G — STOCK-BASED COMPENSATION
Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On January 1, 2005 we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. Among other items, SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2005, we adopted the fair value method for our outstanding phantom stock options resulting in a one-time cumulative effect aftertax charge of approximately $0.2 million. These awards were previously valued using the intrinsic value method prescribed in APB Opinion No. 25. Total compensation expense for all stock-based awards for the three months and nine months ended September 30, 2005 totaled $9 million and $24 million, respectively, including $5 million and $9 million for the three months and nine months ended September 30, 2005, respectively, for our outstanding phantom stock options. The first quarter of 2005 included stock-based compensation charges totaling $5 million associated with the termination and retirement of certain executive officers.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended September 30, 2005, we granted 804,030 options with a weighted average exercise price of $34.02. These options become exercisable generally after one year in 33% annual increments and

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expire ten years from the date of grant. Total compensation cost recognized for all outstanding stock options for the three and nine months ended September 30, 2005 totaled $3 million and $12 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $18 million as of September 30, 2005, which is expected to be recognized over a weighted average period of 2.1 years. A summary of our outstanding and exercisable options as of September 30, 2005 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	4,056,415	$17.75	6.6 years	$201
Options Exercisable	2,527,947	$12.73	5.3 years	$138
Restricted Stock
Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, we may grant restricted shares of our common stock to eligible employees subject to certain terms and conditions. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the nine months ended September 30, 2005, we issued 104,000 shares of restricted stock with a weighted-average grant-date fair value of $33.23. These restricted shares vest in annual increments ratably over three years beginning in 2006, assuming continued employment at the vesting dates. Total compensation cost recognized for our outstanding restricted stock for the three and nine months ended September 30, 2005 totaled $1 million and $3 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $10 million as of September 30, 2005, which is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2005 we had 626,770 shares of restricted stock outstanding at a weighted-average grant date fair value of $20.75. Effective January 1, 2005 in connection with the requirements of SFAS No. 123, we eliminated unearned compensation of $11 million against additional paid-in capital and common stock in the December 31, 2004 condensed consolidated balance sheet.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2005, our accruals for environmental expenses totaled approximately $33 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining,

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
During the third quarter of 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will not exceed $650,000. A reserve for the settlement of the NOV is included in the $33 million of environmental accruals referenced above.
In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $33 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.
During the third quarter of 2005, we reached a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota by agreeing to pay a civil penalty of $94,500, which is included in the $33 million of environmental accruals referenced above.
We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. The cost estimate for the active wastewater units investigation is approximately $1 million. A reserve for this matter is included in the $33 million of environmental accruals referenced above.
Other Environmental Matters
In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance that an adverse resolution of one or more of the matters described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods.
We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging in part that defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions.
In June 2005, the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, both discussed above, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions beginning January 1, 2004 in the sulfur content in gasoline. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $36 million from 2005 through 2009, approximately $20 million of which was spent during the first nine months of 2005. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $108 million in capital improvements from 2005 through 2007 for this project, approximately $24 million of which was spent during the first nine months of 2005. Included in the estimate are capital projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $48 million through 2007. Also included in the estimate is a capital project to manufacture additional low sulfur diesel at our Hawaii refinery, for which we expect to spend approximately $4 million through 2006. These costs estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
We expect to spend approximately $17 million in capital improvements from 2005 through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $12 million of which was spent during the first nine months of 2005.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In June 2005, a settlement agreement was lodged with the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will spend approximately $34 million between 2005 and 2010 to satisfy the requirements of the settlement agreement. This cost estimate is subject to further review and analysis.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order requires us to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We anticipate seeking the approval of the Hearing Board during the fourth quarter to pursue a capital project to meet the conditions of the order by modifying our existing fluid coker unit to a delayed coker. Dependent upon approval by the Hearing Board, we currently estimate that we will spend approximately $275 million through 2007 for this project. This cost estimate is subject to further review and analysis.
We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million from 2005 through 2010, approximately $11 million of which was spent during the first nine months of 2005. This cost estimate is subject to further review and analysis.
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
Other
Union Oil Company of California (“Unocal”) had asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline similar to grades of gasoline produced by our California refinery. We did not pay or accrue liabilities for patent royalties related to our California refinery’s production, since the U.S. Patent Office and Federal Trade Commission (“FTC”) had been evaluating the validity of those patents. We previously had entered into a license agreement with Unocal providing for payments of royalties on California-grade summertime gasoline produced at our Washington refinery. Recently, Chevron Corporation acquired Unocal and agreed to an order from the FTC requiring that it cease all efforts to enforce rights under those patents and license agreements. Chevron has now notified Tesoro that it will not seek to recover any further royalties or infringement damages relating to the patents.
Claims Against Third-Parties
Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered into a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. The federal acquisition regulations control how prices may be adjusted, and we and many other suppliers have filed in separate suits in the Court of

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Federal Claims contesting the DESC’s price adjustments prior to 1999. We and the other suppliers seek recovery of approximately $3 billion in underpayment for fuel. Our share of that underpayment totals approximately $165 million, plus interest. We alleged that the DESC’s price adjustments violated federal regulations by not adjusting the sales price of fuel based on changes to each suppliers’ established prices or costs, as the Court of Federal Claims had held in prior rulings on similar contracts. The Court of Federal Claims granted partial summary judgment in our favor on that issue, but the Court of Appeals for the Federal Circuit has reversed and ruled that DESC’s prices did not need to be tied to changes in a specific supplier’s prices or costs. We have also asserted other grounds to challenge the DESC contract pricing formulas, and we are evaluating our position with respect to further litigation on those additional grounds. We cannot predict the outcome of these further actions.
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in December 2007. The RCA’s ruling is currently on appeal in the Alaska courts, and we cannot give any assurances of when or whether we will prevail in the appeal.
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through September 2005. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through September 2005.
In July 2005, the TAPS Carriers filed a proceeding at the Federal Energy Regulatory Commission (“FERC”), seeking to have the FERC assume jurisdiction over future rates for intrastate transportation on TAPS. We have filed a protest in that proceeding, which has now been consolidated with another FERC proceeding seeking to set just and reasonable rates for future interstate transportation on TAPS. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or repayments.
NOTE I — NEW ACCOUNTING STANDARDS
SFAS No. 123 Revised 2004
In January 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. Our adoption of SFAS No. 123 (Revised 2004) did not have a material impact on our financial position or results of operations. See Note G regarding the requirements and effects of adopting SFAS No. 123 (Revised 2004).
SFAS No. 153
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted the provisions of SFAS No. 153 on July 1, 2005, which had no impact on our financial position or results of operations.
EITF Issue No. 04-13
In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. We have entered into a limited number of refined product purchases and sales transactions with the same counterparty as described in EITF Issue No. 04-13 which have been reported on a gross basis in revenues and costs of sales and operating expenses in the condensed statements of consolidated operations. Refined product sales associated with these arrangements totaled $140 million and $154 million for the three months ended September 30, 2005 and 2004, respectively, and $474 million and $426 million for the nine months ended September 30, 2005 and 2004, respectively. Related purchases of refined products totaled $151 million and $155 million for the three months ended September 30, 2005 and 2004, respectively, and $469 million and $430 million for the nine months ended September 30, 2005 and 2004, respectively. Further, the provisions of this EITF issue require the exchange of finished goods for raw materials or work-in-process inventories within the same line of business to be accounted for at fair value if the fair value is determinable within reasonable limits and the transaction has commercial substance as described in SFAS No. 153. Tesoro has historically not exchanged finished goods for raw materials and therefore, we believe this provision of the EITF issue will not have a material impact on our financial position or results of operations. EITF Issue No. 04-13 is effective for new arrangements entered into for reporting periods beginning after March 15, 2006, and to all inventory transactions entered into prior to March 15, 2006 that are completed after December 15, 2006. We believe adoption of this standard will not have a material impact on our financial position or results of operations.
FIN No. 47
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143. FIN 47 is effective as of December 31, 2005. We are currently evaluating this standard, although we believe it will not have a material impact on our financial position or results of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 30 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
BUSINESS STRATEGY AND ENVIRONMENT
Our strategy is to create a geographically-focused, value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) superior management information systems and (iv) outstanding employees focused on business excellence in a global market, with the objective to provide stockholders with competitive returns in any economic environment.
Our goals are three-fold. First, to operate our facilities in a safe, reliable, and environmentally responsible way. Second, improve profitability by achieving greater operational and administrative efficiencies. Third, use excess cash flows from operations in a balanced way to create further shareholder value. In addition to these goals, our 2005 executive incentive compensation program includes two financial goals: (i) realize $62 million of operating income improvements through business improvement initiatives and (ii) achieve earnings of at least $3.85 per diluted share. During the first nine months of 2005, we achieved earnings of $6.23 per diluted share, which includes the realization of approximately $56 million of operating income through business improvement initiatives. The majority of the operating income improvements came as a result of the diversification of our crude oil purchases, together with yield improvements.
Our Board of Directors has approved certain high return and strategic capital projects, including installing a 25,000 barrel per day coker unit at our Washington refinery and a 10,000 barrel per day diesel desulfurizer unit at our Alaska refinery. Based upon our recent economic analysis, we increased the capacity of the planned coker unit at our Washington refinery from the previously announced 15,000 barrels per day to 25,000 barrels per day. The coker unit will allow our Washington refinery to process a larger proportion of lower-cost heavy crude oils and manufacture a larger percentage of higher-value products. We expect to spend approximately $250 million through the fourth quarter of 2007 for this project, of which we anticipate spending $12 million in 2005, $110 million in 2006 and the remainder in 2007. The diesel desulfurizer unit, which will allow us to manufacture additional quantities of low sulfur diesel at our Alaska refinery, will require us to spend approximately $45 million through the 2007 second quarter, of which we anticipate spending $5 million in 2005, $33 million in 2006 and the remainder in 2007. These cost estimates are subject to further review and analysis.
In November 2005, our Board of Directors approved the 2006 capital budget, which is currently estimated to be $565 million (excluding refinery turnaround and other major maintenance costs of approximately $105 million). The 2006 capital budget includes the modification of our existing fluid coker unit to a delayed coker unit at our California refinery which will (i) lower emissions as required by the Bay Area Air Quality Management District (see “Environmental and Other”) and (ii) increase the overall efficiency of the refinery by lowering operating costs. Dependent upon approval by the Hearing Board of the Bay Area Air Quality Management District, we currently expect to spend approximately $275 million for this project, of which we anticipate spending $2 million in 2005, $135 million in 2006 and the remainder in 2007. This cost estimate is subject to further review and analysis.
In October 2005, we commenced offers to purchase (“tender offers”) our $375 million principal amount outstanding of 8% senior secured notes due 2008, $211 million principal amount outstanding of 9 5/8% senior subordinated notes due 2008 and $429 million principal amount outstanding of 9 5/8% senior subordinated notes due 2012. In conjunction with the tender offers, we also commenced consent solicitations to eliminate substantially all the covenants and certain events of default in the indentures governing the senior notes. In November 2005, we commenced the private placement of a $900 million unsecured notes offering, with proceeds to be used to refinance the senior notes subject to the tender offers. The remaining balance of the outstanding senior notes, tender premiums and associated fees and accrued interest will be paid with cash on-hand. The tender offers are contingent upon our receipt of at least a majority of the principal amount of each series of the senior notes, as well as the successful completion of the proposed financing.
We expect that if both the tender offers and the new proposed notes offering are successful, we will reduce our interest expense and extend the maturity dates on our debt. We would also incur a pretax charge in the 2005 fourth quarter of approximately $100 million for expenses associated with the tender, which includes the write-off of unamortized debt issuance and discount costs totaling approximately $19 million.

In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represents approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors.
On November 1, 2005, our Board of Directors increased the quarterly cash dividend on common stock to $0.10 per share, payable on December 15, 2005 to shareholders of record on December 1, 2005. In both June and September 2005, we paid a quarterly cash dividend on common stock of $0.05 per share.
Industry refining margins remained strong during the third quarter of 2005 and improved as compared to the second quarter of 2005. Factors positively impacting industry refining margins during the first nine months of 2005 included:
•	continued increased demand due to improved economic fundamentals worldwide, however, record high product prices caused by hurricanes Katrina and Rita reduced U.S. demand in September;

•	tight finished product inventories and concern over adequate refining capacity to meet demand growth;

•	the active hurricane season during the 2005 third quarter, including production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita;

•	heavy refining industry turnaround activity in the western U.S. primarily during the first quarter;

•	unplanned refining industry downtime on the U.S. West Coast during the 2005 third quarter; and

•	the 2004 changes in product specifications related to sulfur reductions in gasoline and the elimination of MTBE.
During the first nine months of 2005, these factors resulted in industry margins exceeding the first nine months “five-year average” in all of our refining regions. The “five-year average” includes October 1, 1999 through September 30, 2004, excluding the period from October 1, 2001 through September 30, 2002 due to that period’s anomalous market conditions. We determine our “five-year average” by comparing prices for gasoline, diesel fuel, jet fuel and heavy fuel oils products to crude oil prices in our market areas, with volumes weighted according to our typical refinery yields.
RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
Summary
Our net earnings were $226 million ($3.29 per basic share and $3.20 per diluted share) for the three months ended September 30, 2005 (“2005 Quarter”), compared with net earnings of $65 million ($0.98 per basic share and $0.93 per diluted share) for the three months ended September 30, 2004 (“2004 Quarter”). For the year-to-date periods, our net earnings were $438 million ($6.45 per basic share and $6.23 per diluted share) for the nine months ended September 30, 2005 (“2005 Period”), compared with net earnings of $328 million ($5.02 per basic share and $4.79 per diluted share) for the nine months ended September 30, 2004 (“2004 Period”). The increase in net earnings during the 2005 Quarter and 2005 Period was primarily due to (i) higher refined product margins, (ii) increased throughput levels, (iii) progress on achieving our operating income improvement initiatives and (iv) lower interest expense associated with debt reduction during 2004 and 2005. Net earnings for the 2005 Period included charges for executive termination and retirement costs of $6 million aftertax ($0.08 per share) and debt prepayment costs totaling $2 million aftertax ($0.03 per share). In the 2004 Quarter and 2004 Period, net earnings included debt prepayment and financing costs of $12 million aftertax ($0.18 per share) and $14 million aftertax ($0.20 per share), respectively. A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2005	2004	2005	2004
Revenues
Refined products (a)	$4,775	$3,113	$11,552	$8,440
Crude oil resales and other	187	119	518	278

Total Revenues	$4,962	$3,232	$12,070	$8,718

Refining Throughput (thousand barrels per day) (b)
California	169	154	163	156
Pacific Northwest
Washington	123	118	109	116
Alaska	64	64	61	57
Mid-Pacific
Hawaii	87	85	80	85
Mid-Continent
North Dakota	59	57	58	56
Utah	57	57	55	53

Total Refining Throughput	559	535	526	523

% Heavy Crude Oil of Total Refinery Throughput (c)	46%	45%	50%	51%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	260	257	247	255
Jet fuel	73	71	68	66
Diesel fuel	129	111	116	110
Heavy oils, residual products, internally produced fuel and other	116	114	114	111

Total Yield	578	553	545	542

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$20.51	$11.61	$18.88	$14.16
Manufacturing cost before depreciation and amortization	$5.33	$5.06	$5.39	$4.77
Pacific Northwest
Gross refining margin	$12.87	$7.95	$10.33	$8.83
Manufacturing cost before depreciation and amortization	$2.52	$2.29	$2.67	$2.33
Mid-Pacific
Gross refining margin	$5.60	$5.07	$5.39	$5.75
Manufacturing cost before depreciation and amortization	$1.75	$1.55	$1.94	$1.44
Mid-Continent
Gross refining margin	$11.98	$6.68	$9.26	$7.90
Manufacturing cost before depreciation and amortization	$2.55	$2.23	$2.57	$2.22
Total
Gross refining margin	$13.87	$8.27	$12.02	$9.73
Manufacturing cost before depreciation and amortization	$3.25	$2.96	$3.38	$2.89

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2005	2004	2005	2004
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$696	$403	$1,703	$1,390
Expenses
Manufacturing costs	167	146	485	414
Other operating expenses	49	34	136	99
Selling, general and administrative	7	6	21	18
Depreciation and amortization (f)	37	30	109	93

Segment Operating Income	$436	$187	$952	$766

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	310	303	295	300
Jet fuel	106	99	101	88
Diesel fuel	154	140	140	133
Heavy oils, residual products and other	80	72	75	75

Total Product Sales	650	614	611	596

Product Sales Margin ($/barrel) (g)
Average sales price	$79.98	$55.11	$69.30	$51.68
Average costs of sales	67.79	47.41	58.88	42.85

Product Sales Margin	$12.19	$7.70	$10.42	$8.83

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $270 million and $217 million for the three months ended September 30, 2005 and 2004, respectively, and $676 million and $590 million for the nine months ended September 30, 2005 and 2004, respectively.

(b)	We experienced reduced throughput during scheduled major maintenance turnarounds for the following refineries and periods: the Hawaii refinery during the 2005 second quarter; the California and Washington refineries during the 2005 first quarter; and the California refinery during the 2004 third quarter. Throughput was also reduced at our California and Washington refineries during the 2005 first quarter due to unscheduled downtime.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.64 and $0.54 for the three months ended September 30, 2005 and 2004, respectively, and $0.68 and $0.57 for the nine months ended September 30, 2005 and 2004, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin included margins on sales of manufactured and purchased products and the effects of inventory changes.
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004. Operating income from our refining segment was $436 million in the 2005 Quarter compared to $187 million for the 2004 Quarter. The $249 million increase in our operating income was primarily due to significantly higher gross refining margins, combined with higher throughput levels and product sales volumes, partially offset by higher operating expenses. Total gross refining margins increased 68% to $13.87 per barrel in the 2005 Quarter, compared to $8.27 per barrel in the 2004 Quarter. All of our refining regions experienced higher per-barrel gross refining margins in the 2005 Quarter, particularly in our California region where refining margins increased 77% to $20.51 per barrel in the 2005 Quarter from $11.61 per barrel in the 2004 Quarter. Industry margins on a national basis increased significantly during the 2005 Quarter primarily due to the continued increased demand for finished products due to improved economic fundamentals worldwide and an active hurricane season, including production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita. However, U.S. demand for finished products declined during September due to record high product prices caused by the hurricanes. Industry margins were also impacted by unplanned refining industry downtime on the U.S. West Coast.
On an aggregate basis, our total gross refining margins increased from $403 million in the 2004 Quarter to $696 million in the 2005 Quarter, reflecting higher per-barrel refining margins and increased throughput. Total refining throughput averaged 559 thousand barrels per day (“Mbpd”) compared to 535 Mbpd during the 2004 Quarter. During the 2005 Quarter, we achieved record high total quarterly refining throughput, which reflects improved operating efficiencies due to scheduled major maintenance turnarounds at our three largest refineries during the first half of 2005. In the 2004 Quarter, our California refinery experienced reduced throughput during a scheduled major maintenance turnaround. We estimate that our refining operating income was reduced by approximately $34 million as a result of the scheduled downtime at our California refinery during the 2004 Quarter.
Revenues from sales of refined products increased 55% to $4.8 billion in the 2005 Quarter, from $3.1 billion in the 2004 Quarter, primarily due to significantly higher average product sales prices combined with higher product sales volumes. Our average product prices increased 45% to $79.98 per barrel, reflecting the continued strength in market fundamentals and the effects of the active hurricane season. Total product sales averaged 650 Mbpd in the 2005 Quarter, an increase of 36 Mbpd from the 2004 Quarter. Our average costs of sales increased 43% to $67.79 per barrel during the 2005 Quarter reflecting significantly higher average feedstock prices. Expenses, excluding depreciation and amortization, increased to $223 million in the 2005 Quarter, compared with $186 million in the 2004 Quarter, primarily due to increased utilities of $10 million, higher insurance costs of $9 million due to the hurricanes on the U.S. Gulf Coast, and higher maintenance and employee costs of $6 million. Expenses also included the allocation of certain information technology costs totaling $8 million that were previously classified as corporate and unallocated costs. Depreciation and amortization increased to $37 million in the 2005 Quarter, compared to $30 million in the 2004 Quarter reflecting increasing capital expenditures.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004. Operating income from our refining segment was $952 million in the 2005 Period compared to $766 million for the 2004 Period. The $186 million increase in our operating income was primarily due to higher gross refining margins, partly offset by higher operating expenses. Total gross refining margins increased 24% to $12.02 per barrel in the 2005 Period compared to $9.73 per barrel in the 2004 Period. All of our refining regions experienced higher per-barrel gross refining margins during the 2005 Period, with the exception of our Mid-Pacific region which had a scheduled major maintenance turnaround during the 2005 second quarter. Industry margins on a national basis improved during the 2005 Period compared to the 2004 Period, primarily due to the continued increased demand for finished products due to improved economic fundamentals worldwide, an active hurricane season and higher than normal industry maintenance particularly in the western United States during the first half of 2005. However, U.S. demand for finished products declined during September due to record high product prices caused by the hurricanes. Industry margins were also impacted by unplanned industry downtime on the U.S. West Coast during the 2005 Quarter. Despite the strength of industry refining margins on a national basis, we were unable to achieve more of these stronger margins during the first six months of 2005 due to scheduled major maintenance turnarounds at our California, Washington and Hawaii refineries and other unscheduled downtime. In addition, our gross refining margins in our Pacific Northwest region during the first half of 2005 were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils. In our Mid-Continent region, our Utah refinery was negatively impacted by certain factors primarily during the 2005 first quarter, including higher crude oil costs due to Canadian production constraints and depressed market fundamentals in the Salt Lake City area due to record high first quarter refined product production in PADD IV.
On an aggregate basis, our total gross refining margins increased from $1.4 billion in the 2004 Period to $1.7 billion in the 2005 Period, reflecting higher per-barrel gross refining margins as described above. Total refining throughput remained flat at 526 Mbpd in the 2005 Period compared to 523 Mbpd during the 2004 Period, despite the scheduled major maintenance turnarounds at our California, Washington and Hawaii refineries and other unscheduled downtime during the first half of 2005. We estimate that our refining operating income was reduced by approximately $75 million as a result of both the scheduled and unscheduled downtime at our California and Washington refineries during the 2005 first quarter. In the 2004 third quarter, our California refinery experienced reduced throughput during a scheduled major maintenance turnaround. We estimate that our refining operating income was reduced by approximately $34 million as a result of the scheduled downtime at our California refinery during the 2004 Quarter.

Revenues from sales of refined products increased 38% to $11.6 billion in the 2005 Period, from $8.4 billion in the 2004 Period, primarily due to significantly higher average product sales prices combined with slightly higher product sales volumes. Our average product prices increased 34% to $69.30 per barrel reflecting the continued strength in market fundamentals and the active hurricane season. Total product sales averaged 611 Mbpd in the 2005 Period, an increase of 15 Mbpd from the 2004 Period. Our average costs of sales increased 37% to $58.88 per barrel during the 2005 Period, reflecting significantly higher average feedstock prices and increased purchases of refined products due to scheduled and unscheduled downtime at certain refineries. Expenses, excluding depreciation and amortization, increased to $642 million in the 2005 Period, compared with $531 million in the 2004 Period, primarily due to higher utilities of $28 million, higher maintenance and employee costs of $27 million and increased insurance costs of $13 million primarily due to the hurricanes on the U.S. Gulf Coast. Expenses included the allocation of certain information technology costs totaling $19 million that were previously classified as corporate and unallocated costs. Depreciation and amortization increased to $109 million in the 2005 Period, compared to $93 million in the 2004 Period reflecting increasing capital expenditures.
Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2005	2004	2005	2004
Revenues
Fuel	$285	$237	$720	$646
Merchandise and other	40	36	107	99

Total Revenues	$325	$273	$827	$745

Fuel Sales (millions of gallons)	121	136	349	388
Fuel Margin ($/gallon) (a)	$0.12	$0.15	$0.13	$0.15
Merchandise Margin (in millions)	$10	$10	$27	$26
Merchandise Margin (percent of sales)	26%	28%	26%	27%
Average Number of Stations (during the period)
Company-operated	212	222	213	223
Branded jobber/dealer	278	315	285	320

Total Average Retail Stations	490	537	498	543

Segment Operating Income (Loss)
Gross Margins
Fuel (b)	$15	$20	$45	$56
Merchandise and other non-fuel margin	11	11	29	29

Total gross margins	26	31	74	85
Expenses
Operating expenses	24	19	68	56
Selling, general and administrative	5	7	19	21
Depreciation and amortization	5	4	13	13

Segment Operating Income (Loss)	$(8)	$1	$(26)	$(5)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004. Operating loss for our retail segment was $8 million in the 2005 Quarter, compared to operating income of $1 million in the 2004 Quarter. Total gross margins decreased to $26 million during the 2005 Quarter from $31 million in the 2004 Quarter reflecting lower fuel margins per gallon combined with lower sales volumes. Fuel margin decreased to $0.12 per gallon in the 2005 Quarter compared to $0.15 per gallon in the 2004 Quarter as retail gasoline prices lagged higher wholesale prices. Total gallons sold decreased to 121 million from 136 million, reflecting the decrease in average station count to 490 in the 2005 Quarter from 537 in the 2004 Quarter. The decrease in average station count reflects our continued rationalization of retail assets in our non-core markets.
Revenues on fuel sales increased to $285 million in the 2005 Quarter, from $237 million in the 2004 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2005 Quarter due to higher average prices of purchased fuel, partly offset by lower sales volumes. Expenses, excluding depreciation and amortization, for the 2005 Quarter included the allocation of certain information technology costs of $1 million that were previously classified as corporate and unallocated costs.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004. Operating loss for our retail segment was $26 million in the 2005 Period, compared to an operating loss of $5 million in the 2004 Period. Total gross margins decreased to $74 million during the 2005 Period from $85 million in the 2004 Period reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.13 per gallon in the 2005 Period compared to $0.15 per gallon in the 2004 Period as retail gasoline prices lagged higher wholesale prices. Total gallons sold decreased to 349 million from 388 million, reflecting the decrease in average station count to 498 in the 2005 Period from 543 in the 2004 Period. The decrease in average station count reflects our continued rationalization of retail assets in our non-core markets.
Revenues on fuel sales increased to $720 million in the 2005 Period, from $646 million in the 2004 Period, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2005 Period due to higher average prices of purchased fuel, partly offset by lower sales volumes. Expenses, excluding depreciation and amortization, for the 2005 Period included the allocation of certain information technology costs of $4 million that were previously classified as corporate and unallocated costs and higher insurance costs of $2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $41 million and $143 million for the 2005 Quarter and 2005 Period, respectively, compared to $38 million and $108 million in the 2004 Quarter and 2004 Period, respectively. Certain information technology costs, previously reported as selling, general and administrative expenses, were allocated to costs of sales and operating expenses totaling $9 million and $23 million during the 2005 Quarter and 2005 Period, respectively (see Notes A and C of the condensed consolidated financial statements). The increase during the 2005 Quarter was primarily due to increased employee and contract labor expenses of $8 million and increased stock-based compensation expenses of $5 million. The increase during the 2005 Period was primarily due to increased employee and contract labor expenses of $29 million, charges for the termination and retirement of certain executive officers of $11 million and additional stock-based compensation expenses of $10 million. The increase in employee and contract labor expenses during 2005 primarily reflects costs associated with implementing and supporting systems and process improvements.
Interest and Financing Costs
Interest and financing costs decreased by $25 million and $45 million in the 2005 Quarter and 2005 Period, respectively. The decreases were primarily due to lower interest expense associated with debt reduction totaling $401 million during 2004 and $99 million during the 2005 Period. The 2005 Period included prepayment charges of $3 million in connection with the voluntary prepayment of our senior secured term loans. The 2004 Quarter and 2004 Period included charges of $21 million and $23 million, respectively, primarily associated with our voluntary debt prepayments.
Income Tax Provision
The income tax provision totaled $141 million and $281 million for the 2005 Quarter and 2005 Period, respectively, compared to $43 million and $219 million for the 2004 Quarter and 2004 Period, respectively, reflecting higher earnings before income taxes. The combined federal and state effective income tax rate was 39% and 40% for the 2005 Period and 2004 Period, respectively.
EMPLOYEES
We have extended the collective bargaining agreements covering represented employees at our refineries to terms expiring on January 31, 2009.

CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide geo-political conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 30 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2005 with $657 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $472 million in available borrowing capacity under our credit agreement after $278 million in outstanding letters of credit. We also have a separate letters of credit agreement in which we have $77 million available for additional letters of credit after $88 million in outstanding letters of credit as of September 30, 2005. In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans. The prepayment will result in annual pretax interest savings of approximately $8 million. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
In October 2005, we commenced offers to purchase (“tender offers”) our $375 million principal amount outstanding of 8% senior secured notes due 2008, $211 million principal amount outstanding of 9 5/8% senior subordinated notes due 2008 and $429 million principal amount outstanding of 9 5/8% senior subordinated notes due 2012. In conjunction with the tender offers, we also commenced consent solicitations to eliminate substantially all the covenants and certain events of default in the indentures governing the senior notes. In November 2005, we commenced the private placement of a $900 million unsecured notes offering, with proceeds to be used to refinance the senior notes subject to the tender offers. The remaining balance of the outstanding senior notes, tender premiums and associated fees and accrued interest will be paid with cash on-hand. The tender offers are contingent upon our receipt of at least a majority of the principal amount of each series of the senior notes, as well as the successful completion of the proposed financing.
We expect that if both the tender offers and the new proposed notes offering are successful, we will reduce our interest expense and extend the maturity dates on our debt. We would also incur a pretax charge in the 2005 fourth quarter of approximately $100 million for expenses associated with the tender, which includes the write-off of unamortized debt issuance and discount costs totaling approximately $19 million.
Capitalization
Our capital structure at September 30, 2005 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
8% Senior Secured Notes Due 2008	373
9-5/8% Senior Subordinated Notes Due 2012	429
9-5/8% Senior Subordinated Notes Due 2008	211
Junior subordinated notes due 2012	90
Capital lease obligations and other	32

Total debt	1,135
Stockholders’ equity	1,831

Total Capitalization	$2,966

At September 30, 2005, our debt to capitalization ratio was 38% compared with 48% at year-end 2004, reflecting net earnings of $438 million during the 2005 Period, the $96 million voluntary prepayment of our senior secured term loans and an increase in additional paid-in capital of $69 million during the 2005 Period primarily due to stock options exercised.
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
Credit Agreement
In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.8 billion as of September 30, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2005, we had no borrowings and $278 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $472 million, or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (6.75% at September 30, 2005) or a eurodollar rate (3.87% at September 30, 2005), plus an applicable margin. The applicable margin at September 30, 2005 was 1.50% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at September 30, 2005).
The credit agreement allows up to $250 million in letters of credit outside the credit agreement for crude oil purchases from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.50% while secured or 1.62% while unsecured. As of September 30, 2005, we had $88 million in letters of credit outstanding under this agreement.
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represents approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market and through privately negotiated transactions. Purchases will depend on price, market conditions and other factors.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows From (Used In):
Operating Activities	$694	$621
Investing Activities	(167)	(85)
Financing Activities	(55)	(405)

Increase in Cash and Cash Equivalents	$472	$131

Net cash from operating activities during the 2005 Period totaled $694 million, compared to $621 million provided from operating activities in the 2004 Period. The increase was primarily due to increased earnings, partly offset by increased working capital requirements. Net cash used in investing activities of $167 million in the 2005 Period was primarily for capital expenditures. Net cash used in financing activities primarily reflects our voluntary prepayment of the senior secured term loans during the 2005 second quarter, partially offset by cash proceeds and income tax benefits provided from exercised stock options. Gross borrowings and repayments under the revolving credit facility each amounted to $463 million during the 2005 Period. Working capital increased to $814 million at September 30, 2005 compared to $400 million at year-end 2004, primarily as a result of the $472 million increase in cash and cash equivalents.

Historical EBITDA
EBITDA represents earnings before interest and financing costs, interest income and other, income taxes, and depreciation and amortization. We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our liquidity including our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is also used for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America. EBITDA may not be comparable to similarly titled measures used by other entities. Our historical EBITDA reconciled to net cash from operating activities was (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Cash From Operating Activities	$609	$230	$694	$621
Changes in Assets and Liabilities	(308)	(119)	(36)	(56)
Excess Tax Benefits from Stock-Based Compensation Arrangements	4	1	24	2
Deferred Income Taxes	(18)	5	(68)	(93)
Stock-Based Compensation	(9)	(3)	(24)	(9)
Loss on Asset Disposals and Impairments	(4)	—	(9)	(4)
Write-off of Unamortized Debt Issuance Costs	—	(9)	(2)	(9)
Amortization of Debt Issuance Costs and Discounts	(4)	(4)	(13)	(13)
Depreciation and Amortization	(44)	(36)	(128)	(111)

Net Earnings	226	65	438	328
Add Income Tax Provision	141	43	281	219
Less Interest Income and Other	(5)	(2)	(6)	(3)
Add Interest and Financing Costs	30	55	94	139

Operating Income	392	161	807	683
Add Depreciation and Amortization	44	36	128	111

EBITDA	$436	$197	$935	$794

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
During the 2005 Period, our capital expenditures totaled $170 million, which included clean air, clean fuels and other environmental projects of $78 million, refinery improvements at our California refinery of $37 million (excluding environmental projects) and corporate capital expenditures totaling $33 million. We spent $51 million during the 2005 Period for refinery turnaround and other major maintenance costs, primarily for the scheduled turnarounds at our California, Washington and Hawaii refineries which were completed during the 2005 Period.
In May 2005, our Board of Directors approved an incremental capital spending program for 2005 of approximately $42 million designed to capture strategic profit improvement opportunities in crude flexibility, yield improvements and cost reductions and $13 million to study environmental projects at our California and Alaska refineries. The capital projects include the installation of a coker unit at our Washington refinery and a diesel desulfurizer unit at our Alaska refinery, both projected to be completed during 2007 (see “Business Strategy and Environment”). During 2005, we expect to spend $12 million for the coker unit and $5 million for the diesel desulfurizer unit.
Based on our revised capital budget, during the remainder of 2005, we expect our capital expenditures to approximate $115 million to $125 million (excluding $12 million of other major maintenance costs). Our estimated capital expenditures for the remainder of 2005 include $110 million in the refining segment, including $40 million for clean air and clean fuels projects, $25 million for projects at our California refinery, and other refining projects totaling $45 million. In the retail segment, we plan to spend $5 million during the remainder of 2005.
Our 2006 capital budget is currently estimated to be approximately $565 million (excluding refinery turnaround and other major maintenance costs of approximately $105 million). The capital budget includes $135 million for the delayed coker unit at our California refinery, $110 million for the coker unit at our Washington refinery, $33 million for the diesel desulfurizer unit at our Alaska refinery and $170 million for sustaining and environmental, health and safety projects (see “Business Strategy and Environment”). During 2006, we expect to spend approximately $105 million for refinery turnaround and other major maintenance, primarily for turnarounds at our California refinery during the 2006 first and fourth quarters, and our Alaska and Washington refineries during the 2006 second quarter. Our preliminary capital expenditure estimates for 2007 and 2008 are $490 million and $190 million, respectively (excluding refinery turnaround and other major maintenance costs of approximately $50 million in 2007 and $60 million in 2008). The 2007 and 2008 capital expenditure estimates are preliminary and subject to change, as we continue to evaluate additional projects.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2005, our accruals for environmental expenses totaled approximately $33 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
During the third quarter of 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. We disagree with factual allegations in the NOV and estimate the amount of any penalties that might be associated with this NOV will not exceed $650,000. A reserve for the settlement of the NOV is included in the $33 million of environmental accruals referenced above.
In January 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District has alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery on January 12, 2005. A reserve for the settlement of the NOVs is included in the $33 million of environmental accruals referenced above. We believe the resolution of these NOVs will not have a material adverse effect on our financial position or results of operations.
During the third quarter of 2005, we reached a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota by agreeing to pay a civil penalty of $94,500, which is included in the $33 million of environmental accruals referenced above.
We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. The cost estimate for the active wastewater units investigation is approximately $1 million. A reserve for this matter is included in the $33 million of environmental accruals referenced above.
Other Environmental Matters
In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance that an adverse resolution of one or more of the matters described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods.
We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging in part that defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
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
In June 2005, the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, both discussed above, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions beginning January 1, 2004 in the sulfur content in gasoline. To meet the revised gasoline standard, we currently estimate we will make capital improvements of approximately $36 million from 2005 through 2009, approximately $20 million of which was spent during the first nine months of 2005. This will permit each of our six refineries to produce gasoline meeting the sulfur limits imposed by the EPA.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $108 million in capital improvements from 2005 through 2007 for this project, approximately $24 million of which was spent during the first nine months of 2005. Included in the estimate are capital projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $48 million through 2007. Also included in the estimate is a capital project to manufacture additional low sulfur diesel at our Hawaii refinery, for which we expect to spend approximately $4 million through 2006. These costs estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
We expect to spend approximately $17 million in capital improvements from 2005 through 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”), approximately $12 million of which was spent during the first nine months of 2005.
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
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, Tesoro also assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In June 2005, a settlement agreement was lodged with the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will spend approximately $34 million between 2005 and 2010 to satisfy the requirements of the settlement agreement. This cost estimate is subject to further review and analysis.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order requires us to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We anticipate seeking the approval of the Hearing Board during the fourth quarter to pursue a capital project to meet the conditions of the order by modifying our existing fluid coker unit to a delayed coker. Dependent upon approval by the Hearing Board, we currently estimate that we will spend approximately $275 million through 2007 for this project. This cost estimate is subject to further review and analysis.
We will need to spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. For these related projects at our California refinery, we estimate that we may spend $100 million from 2005 through 2010, approximately $11 million of which was spent during the first nine months of 2005. This cost estimate is subject to further review and analysis.
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

Other
Union Oil Company of California (“Unocal”) has asserted claims against other refining companies for infringement of patents related to the production of certain reformulated gasoline similar to grades of gasoline produced by our California refinery. We did not pay or accrue liabilities for patent royalties related to our California refinery’s production since the U.S. Patent Office and Federal Trade Commission (“FTC”) had been evaluating the validity of those patents. We had entered into a license agreement with Unocal providing for payments of royalties on California-grade summertime gasoline produced at our Washington refinery. Recently, Chevron Corporation acquired and agreed to an order from the FTC requiring that it cease all efforts to enforce rights under those patents or license agreements. Chevron has now notified Tesoro that it will not seek to recover any royalties or infringement damages relating to the patents.
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
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2005 year-to-date average throughput of 526 Mbpd, would change annualized pretax operating income by approximately $191 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26.3 million barrels and 21.8 million barrels at September 30, 2005 and December 31, 2004, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2005 was approximately $34 per barrel on a LIFO basis, compared to market prices of approximately $78 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of crude oil and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the first nine months of 2005. Accordingly, no change in the value of the related underlying physical asset is recorded. During the third quarter of 2005, we settled futures contracts and swap positions of approximately 23.8 million barrels of crude oil and refined products, which resulted in losses of $30 million. During the first nine months of 2005, we recorded losses of $39 million associated with the settlement of our derivative instruments. At September 30, 2005, we had open net futures contracts and swap positions of 2.0 million barrels and 6.2 million barrels, respectively, which will expire at various times during 2005 and the first quarter of 2006. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market loss of $24 million at September 30, 2005.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net short positions of 8.2 million barrels as of September 30, 2005, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $8 million. As of December 31, 2004, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $0.7 million.

Interest Rate Risk
At September 30, 2005 all of our outstanding debt was at fixed rates and we had no borrowings under our revolving credit facility, which bears interest at variable rates. The fair market value of our senior secured notes and senior subordinated notes, which is based on transactions and bid quotes, was approximately $69 million more than its carrying value at September 30, 2005. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions. On June 24, 2005 the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from Pre-Acquisition Operations and certain additional environmental conditions, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail.
During the second quarter of 2005, the Hearing Board for the Bay Area Air Quality Management District entered a Stipulated Conditional Order of Abatement with Tesoro concerning emissions from our California refinery coker. We negotiated the terms and conditions of the order with the Bay Area Air Quality Management District in response to the January 12, 2005 mechanical failure of one of our boilers at our California refinery. The order requires us to evaluate technologies to install emission control equipment as a backup to the boiler fueled by the coker. We anticipate seeking the approval of the Hearing Board during the fourth quarter to pursue a capital project to meet the conditions of the order by modifying our existing fluid coker unit to a delayed coker. Dependent upon approval by the Hearing Board, we currently estimate that we will spend approximately $275 million through 2007 for this project. These costs are subject to further review and analysis and are dependent upon approval by the Hearing Board.
During the third quarter 2005, we reached a settlement with the EPA concerning the June 8, 2004 pipeline release of approximately 400 barrels of crude oil in Oliver County, North Dakota by agreeing to pay a civil penalty of $94,500.
On October 24, 2005, we received a notice of violation (“NOV”) from the EPA. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made without a permit in violation of the Clean Air Act. We are investigating the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended September 30, 2005.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under the
	of Shares	Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs**
July 2005	10,488	$48.06	—	—
August 2005	—	—	—	—
September 2005	—	—	—	—

Total	10,488	$48.06	—	—

*	All of the shares purchased during the three-month period ended September 30, 2005 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers.

**	For the three-month period ended September 30, 2005, Tesoro did not have an active publicly announced share repurchase program. Tesoro’s Board of Directors authorized a $200 million share repurchase program in November 2005.

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: November 3, 2005	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2005	/s/ GREGORY A. WRIGHT
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