Form 10-K
period 2005-12-31
TESORO CORP /NEW/
filed 2006-03-07
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                            Accelerated filer ☐                            Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes ☐         No ☑
      At June 30, 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3,217,903,000 based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At March 1, 2006, there were 69,006,300 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K
      This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Forward-Looking Statements” on page 46.
      When used in this Annual Report on Form 10-K, the terms “Tesoro”, “we”, “our” and “us”, except as otherwise indicated or as the context otherwise indicates, refer to Tesoro Corporation and its subsidiaries.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES
      We are one of the largest independent petroleum refiners and marketers in the United States with two operating segments — (1) refining crude oil and other feedstocks and selling petroleum products in bulk and wholesale markets (“refining”) and (2) selling motor fuels and convenience products in the retail market (“retail”). Through our refining segment, we produce refined products, primarily gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils for sale to a wide variety of commercial customers in the western and mid-continental United States. Our retail segment distributes motor fuels through a network of gas stations, primarily under the Tesoro® and Mirastar® brands. See Notes C, D and O in our consolidated financial statements in Item 8 for additional information on our operating segments and properties.
      Tesoro is a Fortune 200 company based in San Antonio, Texas. We were incorporated in Delaware in 1968 under the name Tesoro Petroleum Corporation. On November 8, 2004, our name was changed to Tesoro Corporation. Our principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and our telephone number is (210) 828-8484. Our website can be found at www.tsocorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999. We submitted to the New York Stock Exchange on June 14, 2005 our annual certification concerning corporate governance pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
REFINING
      We own and operate six petroleum refineries, located in California (“California” region), Alaska and Washington (“Pacific Northwest” region), Hawaii (“Mid-Pacific” region) and North Dakota and Utah (“Mid-Continent” region), and sell refined products to a wide variety of customers in the western and mid-continental United States. Our refineries produce a high proportion of our refined product sales volumes, and we purchase the remainder from other refiners and suppliers. Our six refineries have a combined crude oil capacity of 563,000 barrels per day (“bpd”). We operate the largest refineries in Hawaii and Utah, the second largest refineries in northern California and Alaska, and the only refinery in North Dakota. Capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

		Throughput (bpd)
	Crude Oil
Refinery	Capacity (bpd)	2005	2004	2003

California
California	166,000	164,600	152,800	156,400
Pacific Northwest
Washington	115,000	110,500	117,200	112,300
Alaska	72,000	60,200	57,200	48,800
Mid-Pacific
Hawaii	94,000	82,700	84,500	79,700
Mid-Continent
North Dakota	58,000	58,100	56,200	47,500
Utah	58,000	53,500	52,500	43,500

Total Refinery	563,000	529,600	520,400	488,200

      We experienced reduced throughput during scheduled refinery maintenance (“turnarounds”) at our California, Washington and Hawaii refineries in 2005, our California refinery in 2004 and our Alaska, North

Dakota and Utah refineries in 2003. We also reduced throughput rates at some of our refineries in late 2003 in response to regional and seasonal market conditions. Throughput exceeded our Washington refinery’s crude oil capacity in 2004 due to processing other feedstocks in addition to crude oil.
      Feedstock Supply. We purchase crude oil and other feedstocks for our refineries from a diversified supply of domestic and foreign sources through term agreements with renewal provisions and in the spot market. Prices under the term agreements generally fluctuate with market prices. We purchase approximately 75% of our crude oil under term contracts, which are primarily short-term agreements with market-related prices, and we purchase the remainder in the spot market. In 2005, we received 58% of our crude oil input from domestic sources (including 23% from Alaska’s North Slope) and 42% from foreign sources (including 12% from Canada). Approximately 50% of our total refining throughput was heavy crude oil in 2005 and 2004, compared with 58% in 2003. Heavy crude oil as a percent of total refining throughput was impacted during 2005, primarily due to scheduled turnarounds at our three largest refineries. The decrease in the heavy crude oil that we processed in 2004, as compared to 2003, was primarily due to scheduled and unscheduled downtime at our California refinery. We define “heavy” crude oil, which generally is sold at a discount to lighter crudes, as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 degrees or less. Actual throughput volumes by feedstock type are summarized below (in thousand bpd):

	2005		2004		2003

	Volume	%	Volume	%	Volume	%

California
Heavy crude	151	91%	128	84%	148	95%
Light crude	6	4	14	9	2	1
Other feedstocks	8	5	11	7	6	4

Total	165	100%	153	100%	156	100%

Pacific Northwest
Heavy crude	85	50%	89	51%	85	53%
Light crude	78	45	81	47	70	43
Other feedstocks	8	5	4	2	6	4

Total	171	100%	174	100%	161	100%

Mid-Pacific
Heavy crude	29	35%	42	50%	51	64%
Light crude	54	65	42	50	29	36

Total	83	100%	84	100%	80	100%

Mid-Continent
Light crude	107	96%	104	95%	87	96%
Other feedstocks	4	4	5	5	4	4

Total	111	100%	109	100%	91	100%

Total Refining Throughput
Heavy crude	265	50%	259	50%	284	58%
Light crude	245	46	241	46	188	39
Other feedstocks	20	4	20	4	16	3

Total	530	100%	520	100%	488	100%

      Refined Products. Refining yield represents production volumes of refined products consisting primarily of gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils. We also manufacture other products, including liquefied petroleum gas, petroleum coke and asphalt. Our refining yields, in volumes, are summarized below (in thousand bpd):

	2005		2004		2003

	Volume	%	Volume	%	Volume	%

California
Gasoline and gasoline blendstocks	93	54%	96	59%	99	60%
Diesel fuel	49	28	38	24	38	23
Heavy oils, residual products, internally produced fuel and other	31	18	28	17	29	17

Total	173	100%	162	100%	166	100%

Pacific Northwest
Gasoline and gasoline blendstocks	74	42%	74	42%	72	43%
Jet fuel	31	18	31	17	26	16
Diesel fuel	25	14	27	15	26	16
Heavy oils, residual products, internally produced fuel and other	46	26	47	26	42	25

Total	176	100%	179	100%	166	100%

Mid-Pacific
Gasoline and gasoline blendstocks	20	24%	21	25%	19	24%
Jet fuel	26	31	24	28	23	28
Diesel fuel	12	14	15	17	14	17
Heavy oils, residual products, internally produced fuel and other	26	31	26	30	25	31

Total	84	100%	86	100%	81	100%

Mid-Continent
Gasoline and gasoline blendstocks	61	53%	60	53%	49	52%
Jet fuel	11	9	11	10	9	9
Diesel fuel	32	28	30	27	25	27
Heavy oils, residual products, internally produced fuel and other	12	10	12	10	11	12

Total	116	100%	113	100%	94	100%

Total Refining Yield
Gasoline and gasoline blendstocks	248	45%	251	47%	239	47%
Jet fuel	68	12	66	12	58	12
Diesel fuel	118	22	110	20	103	20
Heavy oils, residual products, internally produced fuel and other	115	21	113	21	107	21

Total	549	100%	540	100%	507	100%

      Transportation and Terminals. To optimize the transportation of crude oil and refined products within our refinery system and secure shipping capacity, we term-charter four U.S. flag tankers and four foreign-flag tankers, seven of which are double-hulled and one of which is double-bottomed. Two of our U.S. flag term charters expire in 2010 and the remaining term charters expire between 2006 and 2009. We also charter several tugs and product barges for our Hawaii and Washington operations over varying terms ending in 2006 through 2010, with options to renew. Tesoro also has arrangements to transport crude oil in double-hulled tankers from certain regions. Other tankers and ocean-going barges are also chartered on a short-term basis to transport crude oil and refined products. We also receive crude oils and ship refined products through Tesoro-owned and third-party pipelines as further described below.
      We operate refined product terminals at our refineries and at several other locations in California, Hawaii, Alaska, Washington and Idaho. We also distribute products through third-party terminals, truck racks and rail cars, which are supplied by our refineries and through purchases and exchange agreements with other refining and marketing companies.

California Refinery
      Refining. Our California refinery, located in Martinez on 2,206 acres about 30 miles east of San Francisco, is a highly complex refinery with a crude oil capacity of 166,000 bpd. We source our California refinery’s crude oil primarily from California, Alaska and foreign locations. Major product upgrading units at the refinery include fluid catalytic cracking (“FCC”), fluid coking, hydrocracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units. These units enable the refinery to produce a high proportion of motor fuels, including at least 90,000 bpd of cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel, as well as conventional gasoline and diesel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke. We have commenced a project at the refinery to modify the existing fluid coking unit into a delayed coking unit which is designed to (i) lower emissions as required by the Bay Area Quality Management District (see “Government Regulation and Legislation” for additional information) and (ii) increase overall efficiency by lowering operating costs. We anticipate this project will be completed in the fourth quarter of 2007.
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
      Terminals. We operate a refined product terminal at Stockton, California, and during the second quarter of 2005, we completed construction of a trucking product terminal at our California refinery. We also distribute products through third-party terminals and truck racks, which are supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies. We also lease approximately 500,000 barrels of storage capacity with waterborne access in southern California.

Pacific Northwest Refineries

Washington
      Refining. Our Washington refinery, located in Anacortes on the Puget Sound on 917 acres about 60 miles north of Seattle, has a total crude oil capacity of 115,000 bpd. We source our Washington refinery’s crude oil primarily from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, provided by some of our other refineries and by spot-market purchases from third-party refineries. Major product upgrading units at the refinery include the FCC, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable our Washington refinery to produce a high proportion of light products, such as gasoline (including CARB gasoline and components for CARB gasoline), diesel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt. During the 2005 fourth quarter, we completed construction of a wet gas scrubber to reduce air emissions from the FCC unit. In the 2006 first quarter, we will complete the installation of a 25,000 bpd diesel desulfurizer unit. We also have commenced a project to install a 25,000 bpd delayed coking unit which will allow our Washington refinery to process a larger proportion of lower-cost heavy crude oils and manufacture a larger percentage of higher-value products. We anticipate this project will be completed in the fourth quarter of 2007.
      Transportation. Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We receive other crude oil through our Washington refinery’s marine terminal. Our Washington refinery ships light products (gasoline, jet fuel and diesel) through a third-party pipeline system, which serves western Washington and Portland, Oregon. We also deliver gasoline and diesel fuel through a neighboring refinery’s truck rack and distribute diesel fuel through a truck rack at our refinery. We deliver refined products, including CARB gasoline and components for CARB gasoline, through our marine terminal to ships and barges and sell liquefied petroleum gas and asphalt at our refinery.
      Terminals. We operate refined product terminals at Anacortes, Port Angeles and Vancouver, Washington, supplied primarily by our Washington refinery. We also distribute products through third-party terminals and truck racks in our market areas, which are supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies.

Alaska
      Refining. Our Alaska refinery is located near Kenai on the Cook Inlet on 488 acres approximately 70 miles southwest of Anchorage. Our Alaska refinery processes crude oil primarily from the Alaska Cook Inlet, Alaska North Slope and, to a lesser extent, foreign locations. The refinery has a total crude oil capacity of 72,000 bpd, and its product upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming and light naphtha isomerization units. Our Alaska refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, heavy fuel oils, liquefied petroleum gas and asphalt. We have commenced a project to install a 10,000 bpd diesel desulfurizer unit at the refinery, which will allow our Alaska refinery to manufacture additional quantities of low sulfur diesel to meet the increasing demand for cleaner fuels in Alaska. We anticipate this project will be completed in the second quarter of 2007.
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

Mid-Pacific Refinery

Hawaii
      Refining. Our 94,000 bpd Hawaii refinery is located at Kapolei on 131 acres about 22 miles west of Honolulu. We supply the Hawaii refinery with crude oil primarily from Southeast Asia, the Middle East and other foreign sources. Major product upgrading units include the vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units. The Hawaii refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.
      Transportation. We transport crude oil to Hawaii by tankers, which discharge through our single-point mooring terminal, 1.5 miles offshore from our refinery. Three underwater pipelines from the single-point mooring terminal allow crude oil and products to be transferred to and from the refinery’s storage tanks. We distribute refined products to customers on the island of Oahu through owned and third-party pipeline systems. Our product pipelines also connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, where refined products are transferred to ships and barges.

      Terminals. We also distribute products from our refinery to customers through third-party terminals at Honolulu International Airport and Honolulu Harbor and by barge to Tesoro-owned and third-party terminal facilities on the islands of Oahu, Maui, Kauai and Hawaii.

Mid-Continent Refineries

North Dakota
      Refining. Our 58,000 bpd North Dakota refinery is located near Mandan on 960 acres. We supply our North Dakota refinery primarily with Williston Basin sweet crude oil. The refinery also can access other supplies, including Canadian crude oil. Major product upgrading units at the refinery include the FCC, naphtha reforming, hydrotreating and alkylation units. The North Dakota refinery produces gasoline, diesel fuel and jet fuel.
      Transportation. We own a crude oil pipeline system, consisting of over 700 miles of pipeline that delivers all of the crude oil supply to our North Dakota refinery. Our crude oil pipeline system receives crude oil from Canada and gathers crude oil from the Williston Basin and adjacent production areas in North Dakota and Montana and transports it to our refinery and has the capability to transport crude oil to other regional points where there is additional demand. Our crude oil pipeline system is a common carrier subject to regulation by various federal, state and local agencies, including the FERC. We distribute approximately 85% of our refinery’s production through a third-party product pipeline system which serves various areas from Bismarck, North Dakota to Minneapolis, Minnesota. All gasoline and distillate products from our refinery, with the exception of railroad-spec diesel fuel, can be shipped through that pipeline to third-party terminals.
      Terminals. We operate a refined products terminal at the North Dakota refinery. We also distribute products through a third-party product pipeline system which connects to third-party terminals located in North Dakota and Minnesota. We distribute products from our refinery to customers primarily through these third-party terminals.

Utah
      Refining. Our 58,000 bpd Utah refinery is located in Salt Lake City on 145 acres. Our Utah refinery processes crude oils primarily from Utah, Colorado, Wyoming and Canada. Major product upgrading units include the FCC, naphtha reforming, alkylation and hydrotreating units. The Utah refinery produces gasoline, diesel fuel and jet fuel.
      Transportation. Our Utah refinery receives crude oil primarily by third-party pipelines originating from fields in Utah, Colorado, Wyoming and Canada. We distribute the refinery’s production through a system of both owned and third-party terminals and third-party pipeline connections, primarily in Utah, Idaho and eastern Washington, with some product delivered in Nevada and Wyoming.
      Terminals. In addition to sales at the refinery, we distribute products to customers through a third-party pipeline to the two terminals we own at Boise and Burley, Idaho and to third-party terminals in Pocatello, Idaho and Pasco, Washington.

Wholesale Marketing and Product Distribution
      We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy oil and residual products in both the bulk and wholesale markets. The majority of our wholesale volumes are sold in 9 states to unbranded distributors, which are retail stations owned by third parties that sell products purchased through Tesoro owned and third-party terminals and truck racks. Our bulk volumes are primarily sold to major oil companies, electric power producers, railroads, airlines and marine and industrial end-users. In addition, we sell products that we manufacture and products purchased or received on exchange from third parties. Exchange agreements provide for the delivery of Tesoro’s refined products primarily to third-party terminals in exchange for the delivery of refined products from the third parties at specific locations. These arrangements help to optimize our refinery supply requirements and lower transportation costs. Our refined product sales, including intersegment sales to our retail operations, consisted of:

	2005	2004	2003

Product Sales (thousand bpd)
Gasoline and gasoline blendstocks	294	300	280
Jet fuel	101	90	84
Diesel fuel	139	133	121
Heavy oils, residual products and other	75	81	72

Total Product Sales	609	604	557

      Gasoline and Gasoline Blendstocks. We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the western and mid-continental United States. The demand for gasoline is seasonal in many of our markets, with lowest demand during the winter months. We also sell gasoline to wholesale customers and bulk end-users (including several major oil companies) under various supply agreements. Gasoline also is delivered to refiners and marketers in exchange for product received at other locations in our markets. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute product through Tesoro-owned and third-party terminals and truck racks.
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
RETAIL
      Through our network of retail stations, we sell gasoline and diesel fuel in the western and mid-continental United States. The demand for gasoline is seasonal in a majority of our markets, with highest demand for gasoline during the summer driving season. We sell gasoline and diesel to retail customers through company-operated sites and agreements with third-party branded distributors (or “jobber/dealers”). As of December 31, 2005, our retail segment included a network of 478 branded retail stations (under the Tesoro® and Mirastar® brands), comprising 210 company-operated retail gasoline stations and 268 jobber/dealer stations. Our retail network provides a committed outlet for a portion of the motor fuels produced by our refineries.

Most of our company-operated Tesoro®stations include 2-Go Tesoro® brand convenience stores that sell a wide variety of merchandise items. The following table summarizes our retail operations:

	2005	2004	2003

Number of Branded Retail Stations (end of period)
Tesoro®
Company-operated	133	137	146
Jobber/dealer	268	292	331
Mirastar®
Company-operated	77	78	78
Other
Company-operated	—	—	2
Total Branded Retail Stations
Company-operated(a)	210	215	226
Jobber/dealer(b)	268	292	331

Total	478	507	557

Average Number of Branded Stations (during year)
Company-operated	213	222	229
Jobber/dealer	281	316	346

Total Average Retail Stations	494	538	575

Total Fuel Volume (millions of gallons)
Company-operated	258	290	309
Jobber/dealer	191	220	259

Total Fuel Volumes	449	510	568

Average Fuel Volume Per Month Per Station (thousands of gallons)
Company-operated	101	109	112
Jobber/dealer	57	58	62
Total stations	76	79	82
Fuel Revenues (in millions)
Company-operated	$609	$566	$519
Jobber/dealer	335	297	278

Total Fuel Revenues	$944	$863	$797

Merchandise and Other Revenues (in millions)	$141	$131	$121
Merchandise Margin	26%	28%	27%

(a)	Company-operated stations included 40 in Washington, 39 in Utah, 33 in Hawaii, 30 in Alaska and 68 in other western and mid-continental states at December 31, 2005.

(b)	At December 31, 2005, the jobber/dealer stations included 68 in North Dakota, 67 in Alaska, 44 in Utah, 30 in Washington, 19 in Idaho, 17 in Minnesota, 14 in California and 9 in other western states.
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
      Our California and Washington refineries compete with several refineries on the U.S. West Coast, including refineries that have greater economies of scale. Our Hawaii refinery competes primarily with one other refinery in Hawaii, owned by a major integrated oil company, that also is located at Kapolei and has a crude oil capacity of 54,000 bpd. Historically, the other refinery produces lower volumes of jet fuel than our Hawaii refinery. The Alaska refinery competes primarily with other refineries in Alaska and on the U.S. West Coast. Our refining competition in Alaska includes two refineries near Fairbanks and a refinery near Valdez. We estimate that the other Alaska refineries have a combined capacity to process approximately 270,000 bpd of crude oil. After processing Alaska North Slope crude oil and removing the higher-value products, these refiners are permitted, because of their direct connection to the Trans Alaska Pipeline System, to return the remainder of the processed crude oil into the pipeline system as “return oil” in consideration for a fee, thereby eliminating their need to transport and market lower-value products that are not in demand in Alaska. Our Alaska refinery is not connected to the Trans Alaska Pipeline System, and we, therefore, cannot return our lower-value products to that pipeline system. Our North Dakota refinery is the only refinery in North Dakota. Refineries in Wyoming, Montana, the Midwest and the United States Gulf Coast region are the primary competitors with our North Dakota refinery. Our Utah refinery is the largest of five refineries located in Utah. We estimate that these other refineries have a combined capacity to process approximately 107,500 bpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states. Our California, Washington, Hawaii and Alaska refineries also compete with companies that import refined products from other parts of the world, including the Far East.
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

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures
      All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, our facilities will continue during 2006 and over the next several years to be engaged in meeting new requirements promulgated by the U.S. Environmental Protection Agency (“EPA”) and the states and local jurisdictions in which we operate as described below.
      Changes in fuel manufacturing standards, including those related to gasoline and diesel fuel sulfur concentrations, also affect our operations. EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. To meet the revised gasoline standard, we spent $28 million in 2005. Our California, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We currently estimate we will make additional capital improvements of approximately $8 million at our Utah refinery from 2008 through 2009, that will permit the Utah refinery to produce gasoline meeting the sulfur limits imposed by the EPA.
      EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $46 million in 2005 to meet the revised diesel fuel standards, and based on our latest engineering estimates, we expect to spend approximately $71 million in capital improvements through 2007. Included in the estimate are capital projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $53 million through 2007. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
      We expect to spend approximately $1 million in capital improvements in 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”). We spent approximately $17 million during 2005.
      In connection with our 2001 acquisition of our North Dakota and Utah refineries, we assumed the sellers’ obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, we are required to address issues, that include leak detection and repair, flaring protection and sulfur recovery unit optimization. We currently estimate that we will spend $5 million over the next three years to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
      In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We spent $2 million in 2005, and we currently estimate we will make additional capital improvements of approximately $30 million through 2010 to satisfy the requirements of the Consent Decree. This cost estimate is subject to further review and analysis.
      During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to (i) lower emissions and (ii) increase overall efficiency by lowering operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We spent $3 million during 2005 for this project, and we currently estimate that we will spend approximately $272 million through the fourth quarter of 2007. This cost estimate is subject to further review and analysis.
      We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $15 million in 2005 for these related projects at our California refinery, and we currently estimate that we will make additional capital improvements of approximately $109 million through 2010. This cost estimate is subject to further review and analysis.
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
      We currently charter tankers to ship crude oil from foreign and domestic sources to our California, Mid-Pacific and Pacific Northwest refineries. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that we demonstrate the capability to respond to the “worst case discharge” to the maximum extent practicable. As an example, the State of Alaska requires us to provide spill-response capability to contain or control and cleanup amounts equal to 50,000 barrels of crude oil for a tanker carrying fewer than 500,000 barrels and 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet these requirements, we have entered into contracts with various parties to provide spill response services. We have entered into spill-response agreements with (1) Cook Inlet Spill Prevention and Response, Incorporated (for which we fund approximately 79% of expenditures) and Alyeska Pipeline Service Company for spill-response services in Alaska and (2) Clean Islands Council for response services throughout the State of Hawaii. In addition, for larger spill contingency capabilities, we have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay and Puget Sound. We believe these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.

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
      The intrastate operations of our crude oil pipeline system are subject to regulation by the North Dakota Public Services Commission. The intrastate operations of our Alaska pipelines are subject to regulation by the Regulatory Commission of Alaska. Like the FERC, the state regulatory authorities require that we notify shippers of proposed intrastate tariff increases and they have an opportunity to protest the increases. The North Dakota Public Services Commission also files with the state authorities copies of interstate tariff charges filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.
EMPLOYEES
      At December 31, 2005, we had approximately 3,928 full-time employees. Approximately 1,225 of our employees are covered by collective bargaining agreements with terms expiring on January 31, 2009. During the 2005 first quarter, we extended the collective bargaining agreements which were previously set to expire on January 31, 2006. We consider our relations with our employees to be satisfactory.
PROPERTIES
      Our principal properties are described above under the captions “Refining” and “Retail”. In addition, we own feedstock and refined product storage facilities at our refinery and terminal locations. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. We are the lessee under a number of cancelable and non-cancelable leases for certain properties, including office facilities, retail facilities, ship charters and equipment used in the storage, transportation and production of feedstocks and refined products. See Notes E and O in our consolidated financial statements in Item 8.
      We conduct our retail business under the Tesoro®, Tesoro Alaska®, Mirastar®, and 2-Go Tesoro® brands. Our retail marketing system under these brands includes 478 branded retail stations, of which 210 are company-operated.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The following is a list of the Company’s executive officers, their ages and their positions with the Company at March 1, 2006.

Name	Age	Position	Position Held Since

Bruce A. Smith	62	Chairman of the Board of Directors, President and Chief Executive Officer	June 1996
William J. Finnerty	57	Executive Vice President and Chief Operating Officer	February 2006
Everett D. Lewis	58	Executive Vice President, Strategic Planning	January 2005
Gregory A. Wright	56	Executive Vice President and Chief Financial Officer	December 2003
W. Eugene Burden	57	Senior Vice President, Government Affairs	February 2006
Claude A. Flagg	52	Senior Vice President, Supply & Optimization	February 2005
J. William Haywood	53	Senior Vice President, Refining	March 2005
Joseph M. Monroe	51	Senior Vice President, Corporate Development	February 2006
Daniel J. Porter	50	Senior Vice President, Marketing	April 2005
Susan A. Lerette	47	Vice President, Human Resources	May 2005

Name	Age	Position	Position Held Since

Charles S. Parrish	48	Vice President, General Counsel and Secretary	March 2005
Otto C. Schwethelm	51	Vice President and Controller	February 2003
Sarah S. Simpson	37	Vice President, Corporate Communications	June 2005
G. Scott Spendlove	42	Vice President, Finance and Treasurer	May 2003
      There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board of Directors at their first meeting following the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board of Directors in the next year or until a successor has been elected or qualified.
      Tesoro’s executive officers have been employed by Tesoro or its subsidiaries in an executive capacity for at least the past five years, except for those named below who have had the business experience indicated during that period. Positions, unless otherwise specified, are with Tesoro.
      William J. Finnerty was named Executive Vice President and Chief Operating Officer in February 2006. Prior to that, he served as Executive Vice President, Operations beginning in January 2005 and Senior Vice President, Supply and Distribution of Tesoro Refining and Marketing Company beginning in February 2004. He joined Tesoro in December 2003 as Vice President, Crude Oil and Logistics, of Tesoro Refining and Marketing Company. Prior to joining Tesoro, Mr. Finnerty served as Vice President, Trading North America Crude, for ChevronTexaco from October 2001 to November 2003. From May 2001 to October 2001, he served as Vice President, Texaco Oil Trading and Transport Company. From June 2000 to May 2001, Mr. Finnerty was Senior Vice President, Trading and Operations for Equiva Trading Company.
      Everett D. Lewis was named Executive Vice President, Strategic Planning in January 2005. Prior to that, he served as Senior Vice President, Corporate Strategic Planning beginning in November 2004. Mr. Lewis served as Senior Vice President, Planning and Optimization from February 2003 to November 2004 and Senior Vice President, Planning and Risk Management from April 2001 to February 2003. He served as Senior Vice President of Strategic Projects from March 1999 to April 2001.
      W. Eugene Burden was named Senior Vice President, Government Affairs in February 2006. Prior to that, he served as Senior Vice President, External Affairs from November 2004 to February 2006, Senior Vice President, Human Resources and Government Relations from June 2002 to November 2004, President of Tesoro Alaska Company from February 2001 to June 2002, and Senior Vice President and President, Northwest Region of Tesoro Refining and Marketing Company from September 2001 until June 2002. Mr. Burden served as Senior Vice President, Government Relations of Tesoro Petroleum Companies, Inc. from September 1999 to February 2001.
      Claude A. Flagg was named Senior Vice President, Supply and Optimization in February 2005. He joined Tesoro in January 2005 as Senior Vice President, Planning and Optimization. Prior to joining Tesoro, he served as General Manager of Supply Optimization at Shell Oil Products U.S. from January 2003 to December 2004. From May 2002 to January 2003, Mr. Flagg was General Manager of Supply Optimization at Equilon Enterprises, LLC. He was General Manager of Equilon Enterprises, LLC’s Bay/Valley Refining Complex from April 1999 to May 2002.
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

      Joseph M. Monroe was named Senior Vice President, Corporate Development in February 2006. Prior to that, he served as Senior Vice President, Business Integration and Analysis beginning in February 2005. From November 2004 to February 2005, he served as Senior Vice President, Organizational Effectiveness. From February 2004 to November 2004, he served as Senior Vice President, Strategic Planning and Business Development of Tesoro Petroleum Companies, Inc. From May 2002 to February 2004, Mr. Monroe served as Senior Vice President, Supply and Distribution, of Tesoro Refining and Marketing Company. Prior to joining Tesoro, he was Vice President, Pipelines and Terminals of Unocal Corporation and President of Unocal Pipeline Company from January 1999 through May 2002.
      Daniel J. Porter was named Senior Vice President, Marketing in April 2005. Prior to that, he served as President of the Northwest Region of Tesoro Refining and Marketing Company and Anacortes Refinery Manager from June 2002 to April 2005. He was also President of the Northern Great Plains Region and Mandan Refinery Manager from September 2001 to June 2002. Prior to joining Tesoro, Mr. Porter served as Business Unit Leader of BP’s North Dakota refinery from January 1999 to September 2001.
      Susan A. Lerette was named Vice President, Human Resources in May 2005. Prior to that, she served as Vice President, Human Resources and Communications from May 2004 to May 2005. From April 2001 to May 2004, she served as Vice President, Communications. She was Director, Investor Relations from April 1999 to April 2001.
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
      Sarah S. Simpson was named Vice President of Corporate Communications in June 2005. Prior to joining Tesoro, she served as Director of Corporate Communications and Community Relations at Cemex, Inc. from November 2004 to June 2005 From July 2000 to November 2004, she served as Director of Corporate Communications at Waste Management, Inc.
      G. Scott Spendlove has served as Vice President, Finance and Treasurer since May 2003 and as Vice President, Finance from January 2002 to May 2003. Prior to joining Tesoro in 2002, he served as Vice President, Corporate Planning and Investor Relations of Ultramar Diamond Shamrock Corporation from December 1999 to December 2001.
BOARD OF DIRECTORS OF THE REGISTRANT
      The following is a list of the Company’s Board of Directors:

Bruce A. Smith	Chairman, President and Chief Executive Officer of Tesoro Corporation

Steven H. Grapstein	Lead Director of Tesoro Corporation; Chief Executive Officer of Kuo Investment Company

Robert W. Goldman	Vice President, Finance for World Petroleum Council; Retired Chief Financial Officer of Conoco, Inc.

William J. Johnson.	Petroleum Consultant; President of JonLoc, Inc.

A. Maurice Myers	Retired Chairman, President and Chief Executive Officer of Waste Management, Inc.

Donald H. Schmude	Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.

Patrick J. Ward	Retired Chairman, President and Chief Executive Officer of Caltex Petroleum Corporation

Michael E. Wiley	Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.

ITEM 1A.	RISK FACTORS
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
      Our earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including fixed and variable expenses (including the cost of refinery feedstocks) and the margin above those expenses at which we are able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	threatened or actual terrorist incidents, acts of war, and other worldwide political conditions;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	weather conditions, hurricanes or other natural disasters;

•	government regulations; and

•	local factors, including market conditions and the level of operations of other refineries in our markets.
      Prices for refined products are influenced by the price of crude oil. We do not produce crude oil and must purchase all of our crude oil, the price of which fluctuates on worldwide market conditions. Generally, an increase or decrease in the price of crude oil affects the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on worldwide market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in product prices, can reduce profit margins and could have a significant impact on our refining and wholesale marketing operations, earnings and cash flow. Also, crude oil supply contracts are generally term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these products also could have a material adverse effect on our business, financial condition and results of operations.
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
      Our operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills and mechanical failure of equipment at our or third-party facilities, any of which can result in personal injury claims and other damage to our properties and the properties of others. In addition, we operate six petroleum refineries, any of which could experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Any such unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. While we carry property, casualty and business interruption insurance, we do not maintain insurance coverage against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
      Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel and jet fuel through third-party pipelines. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its products through third-party pipelines. Our North Dakota refinery delivers substantially all of its products through a third-party pipeline system. Our California refinery receives approximately one-third of its crude oil through pipelines and the balance through marine vessels. Substantially all of our California refinery’s production is delivered through third-party pipelines, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is upset because of accidents, governmental regulation or third-party action. A prolonged upset of the ability of a pipeline or vessels to transport crude oil or product could have a material adverse effect on our business, financial condition and results of operations.
Terrorist attacks and threats or actual war may negatively impact our business.
      Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as actual or threatened terrorist attacks and acts of war. Terrorist attacks, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers or energy markets generally, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, delays in our delivery of refined products, decreased sales of our products and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets (which could include refineries such as ours) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could significantly impact energy prices, including prices for our crude oil and refined products, and have a material adverse impact on the margins from our refining and wholesale marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 3.	LEGAL PROCEEDINGS
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
      In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from pre-acquisition operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from pre-acquisition operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions. In June 2005, the parties agreed in principle to settle their claims, including the defined environmental liabilities arising from pre-acquisition operations and certain additional environmental conditions, pending negotiation and execution of a final written settlement agreement. In the event we are unable to finalize the settlement, we intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail. For further information related to the claims, see Note O in our consolidated financial statements in Item 8.
      During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We also received two notices of violation (“NOV”) from the Bay Area Air Quality Management District as a result of the January 2005 mechanical failure. On January 26, 2006, we entered into a Settlement Agreement and Release with the District and the District Attorney of Contra Costa County, California. In exchange for the release of allegations based upon certain air quality emission limits and provisions of the California Health and Safety Code, we paid a civil penalty of $1.1 million.
      As previously disclosed, we were a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. During the 2005 fourth quarter, we were named as a defendant in one additional case. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in each of the 11 pending cases, all in California, are generally water providers, governmental authorities and private well owners alleging that, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or likelihood of the ultimate resolution of these matters at this time, and accordingly, we have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
      On October 24, 2005, we received an NOV from the EPA. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made without a permit in violation of the Clean Air Act. We are investigating the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations.
      During the first quarter of 2005, we negotiated a settlement of 70 NOVs from the Bay Area Air Quality Management District. The NOVs alleged various violations of air quality requirements at the California refinery between June 2002 and February 2004. We paid a civil penalty of $575,000 to resolve the matter.
      On February 28, 2006, we received an offer of settlement from the Bay Area Air Quality Management District. The District has offered to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 for $275,000. The NOVs allege violations of various air quality requirements at the California refinery.
      As previously reported, during the first quarter of 2005 we began settlement discussions with the California Air Resources Board (“CARB”) concerning an NOV we received in October 2004. The NOV, issued by CARB, alleges we offered for sale eleven batches of gasoline in California that did not meet CARB’s gasoline exhaust emission limits. In January 2006, we executed a Settlement Agreement and Release with CARB which requires us to pay a civil penalty of $325,000 to resolve this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed under the symbol “TSO” on the New York Stock Exchange and the Pacific Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2005 and 2004. Quarterly cash dividends have been declared for each quarter beginning in June 2005. Prior to June 2005, we had not paid dividends on our common stock since 1986.

	Sales Prices per
	Common Share
			Dividends Per
Quarters Ended	High	Low	Common Share

March 31, 2005	$38.20	$28.25	$—
June 30, 2005	$49.87	$34.05	$0.05
September 30, 2005	$71.82	$46.11	$0.05
December 31, 2005	$69.30	$52.03	$0.10

March 31, 2004	$19.35	$14.00	$—
June 30, 2004	$27.75	$17.75	$—
September 30, 2004	$31.70	$21.76	$—
December 31, 2004	$34.65	$27.75	$—
      On February 2, 2006, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 15, 2006 to shareholders of record on March 1, 2006. At March 1, 2006, there were approximately 1,978 holders of record of our 69,006,300 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock repurchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes E and F in our consolidated financial statements in Item 8.

      The 2006 annual meeting of stockholders will be held at 8:00 A.M. Pacific Daylight Time on Wednesday, May 3, 2006, at The Four Seasons Hotel, 757 Market Street, San Francisco, California. Holders of common stock of record at the close of business on March 14, 2006 are entitled to notice of and to vote at the annual meeting.
      The following table summarizes, as of December 31, 2005, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the Second Column)

Equity compensation plans approved by security holders	3,799,932	$18.39	1,052,728
Equity compensation plans not approved by security holders(a)	236,719	$10.07	—

Total	4,036,651	$17.90	1,052,728

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors has suspended any future grants under this plan.
      The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended December 31, 2005.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average Price	Part of Publicly	May yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs*	Programs*

October 2005	—	$—	—	$—
November 2005	—	—	—	$200 million
December 2005	240,000	58.83	240,000	$186 million

Total	240,000	$58.83	240,000	$186 million

*	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth certain selected consolidated financial and operating data of Tesoro as of the end of and for each of the five years in the period ended December 31, 2005. The selected consolidated financial information presented below has been derived from our historical financial statements. Our financial results include the post-acquisition results of our California operations since mid-May 2002 and our Mid-Continent operations since September 2001. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$16,581	$12,262	$8,846	$7,119	$5,182

Net Earnings (Loss)(a)	$507	$328	$76	$(117)	$88
Preferred Dividend Requirements(b)	—	—	—	—	6

Net Earnings (Loss) Applicable to Common Stock	$507	$328	$76	$(117)	$82

Net Earnings (Loss)
Basic	$7.44	$5.01	$1.18	$(1.93)	$2.26
Diluted	$7.20	$4.76	$1.17	$(1.93)	$2.10
Weighted Shares Outstanding (millions):(b)
Basic	68.1	65.5	64.6	60.5	36.2
Diluted	70.4	68.9	65.1	60.5	41.9
Dividends per share(c)	$0.20	$—	$—	$—	$—
Balance Sheet Data
Current Assets	$2,215	$1,393	$1,024	$1,054	$878
Property, Plant and Equipment, Net	$2,467	$2,304	$2,252	$2,303	$1,522
Total Assets	$5,097	$4,075	$3,661	$3,759	$2,662
Current Liabilities	$1,502	$993	$687	$608	$539
Total Debt(d)	$1,047	$1,218	$1,609	$1,977	$1,147
Stockholders’ Equity(b)	$1,887	$1,327	$965	$888	$757
Current Ratio	1.5:1	1.4:1	1.5:1	1.7:1	1.6:1
Working Capital	$713	$400	$337	$446	$339
Total Debt to Capitalization(b)(d)	36%	48%	62%	69%	60%
Common Stock Outstanding (millions of shares)(b)	69.3	66.8	64.8	64.6	41.4
Book Value Per Common Share	$27.23	$19.87	$14.89	$13.74	$18.28
Cash Flows From (Used In)
Operating Activities	$758	$681	$447	$58	$214
Investing Activities	(254)	(174)	(70)	(941)	(976)
Financing Activities(b)(d)	(249)	(399)	(410)	941	800

Increase (Decrease) in Cash and Cash Equivalents	$255	$108	$(33)	$58	$38

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in millions except per share amounts)
Capital Expenditures(e)	$262	$179	$101	$204	$210
Operating Data
Refining Throughput (thousand barrels per day)(f)
California	165	153	156	95	—
Pacific Northwest
Washington	111	117	112	104	119
Alaska	60	57	49	53	50
Mid-Pacific
Hawaii	83	84	80	82	87
Mid-Continent
North Dakota	58	56	48	51	17
Utah	53	53	43	50	17

Total Refining Throughput	530	520	488	435	290

Refining Yield (thousand barrels per day)(f)
Gasoline and gasoline blendstocks	248	251	239	204	111
Jet fuel	68	66	58	64	59
Diesel fuel	118	110	103	87	53
Heavy oils, residual products, internally produced fuel and other	115	113	107	95	75

Total Refining Yield	549	540	507	450	298

Product Sales (thousand barrels per day)(f)(g)
Gasoline and gasoline blendstocks	294	300	280	264	161
Jet fuel	101	90	84	94	81
Diesel fuel	139	133	121	115	73
Heavy oils, residual products and other	75	81	72	72	61

Total Product Sales	609	604	557	545	376

Retail Fuel Sales (millions of gallons)	449	510	568	790	396
Number of Branded Retail Stations (end of period)	478	507	557	593	677

(a)	For the periods 2005, 2004 and 2003, we incurred various charges, including debt prepayment and refinancing costs, retirement benefits, and losses on asset disposals and impairments, that affect the comparability for each of the five years in the period ended December 31, 2005. For information related to these charges, see “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. In 2002, we incurred charges for bridge financing fees associated with the acquisition of the California refinery of $8 million after-tax ($0.14 per share), losses on asset sales and impairment of goodwill of $5 million after-tax ($0.08 per share), and severance and integration costs of $5 million after-tax ($0.08 per share). Our 2002 results also included income tax refund claims which reduced previously recognized income tax credits by $6 million ($0.10 per share) and a LIFO inventory liquidation resulting in decreased costs of sales of $3 million after-tax ($0.05 per share). In 2001, we incurred charges of $7 million after-tax ($0.17 per share) for financing fees and integration costs, primarily associated with the acquisition of our Mid-Continent refineries.

(b)	Our mandatory convertible preferred stock automatically converted into 10.35 million shares of common stock in July 2001, which eliminated our $12 million annual preferred dividend requirement. During 2002, we completed a public offering of 23 million common shares to partially fund the acquisition of the California refinery.

(c)	In both June and September 2005, we paid a quarterly cash dividend on common stock of $0.05 per share and in December 2005, we paid a quarterly cash dividend on common stock of $0.10 per share. Prior to 2005, we had not paid dividends since 1986.

(d)	During 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans. During 2005, we also refinanced nearly $1 billion of our outstanding 8% senior secured notes and 9 5/8% senior subordinated notes through a $900 million notes offering and a $92 million prepayment of debt. During 2004, we voluntarily prepaid the remaining $297.5 million outstanding principal balance of our 9% senior subordinated notes and $100 million of our senior secured term loans. During 2003, we reduced total debt by $377 million primarily through voluntary prepayments. In 2002, we issued $450 million in principal amount of 9 5/8% senior subordinated notes and two 10-year junior subordinated notes with face amounts totaling $150 million, and borrowed $292 million under our term loans, net of repayments, primarily to fund the acquisition of the California refinery.

(e)	Capital expenditures exclude amounts for refinery turnaround spending and other maintenance costs and for major acquisitions in the refining and retail segments during 2002 and 2001.

(f)	Volumes for 2002 include amounts from the California refinery since we acquired it on May 17, 2002, averaged over 365 days. Throughput and yield for the California refinery averaged over the 229 days of operation that we owned it were 151,000 bpd and 160,000 bpd, respectively. Volumes for 2001 include amounts from the Mid-Continent operations since we acquired them on September 6, 2001, averaged over 365 days. Throughput and yield for these refineries averaged over the 117 days that we owned them in 2001 were 105,000 bpd and 109,000 bpd, respectively.

(g)	Sources of total refined product sales include products manufactured at the refineries and products purchased from third parties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 46 and “Risk Factors” on page 16 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
BUSINESS STRATEGY AND OVERVIEW
      Our strategy is to create a value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) effective management information systems and (iv) outstanding employees focused on business excellence in a global market, that can provide stockholders with competitive returns in any economic environment.
      Our goals are focused on: (i) operating our facilities in a safe, reliable, and environmentally responsible way; (ii) improving profitability by achieving greater operational and administrative efficiencies; and (iii) using excess cash flows from operations in a balanced way to create further shareholder value.
      In November 2005, our Board of Directors approved the 2006 capital budget, which is currently estimated to be $670 million (including refinery turnaround and other maintenance costs of approximately $105 million). The 2006 capital budget includes the modification of our existing fluid coker unit to a delayed coker unit at our California refinery which is designed to (i) lower emissions as required by the Bay Area Air Quality Management District (see “Environmental and Other”) and (ii) increase overall efficiency by lowering operating costs. We currently expect to spend approximately $275 million through the fourth quarter of 2007 for this project, of which $3 million was spent in 2005. We anticipate spending $133 million in 2006, $138 million in 2007 and the remainder in 2008. This cost estimate is subject to further review and analysis.

      Our Board of Directors has approved certain high return and strategic capital projects, including installing a 25,000 bpd delayed coker unit at our Washington refinery and a 10,000 bpd diesel desulfurizer unit at our Alaska refinery. The delayed coker unit will allow our Washington refinery to process a larger proportion of lower-cost heavy crude oils and manufacture a larger percentage of higher-value products. We expect to spend approximately $250 million through the fourth quarter of 2007 for this project, of which we spent $2 million in 2005. We anticipate spending $110 million in 2006 and the remainder in 2007. The diesel desulfurizer unit, which will allow us to manufacture additional quantities of low sulfur diesel at our Alaska refinery, will require us to spend approximately $55 million through the 2007 second quarter, of which we spent $4 million in 2005. We anticipate spending $39 million in 2006 and the remainder in 2007. These cost estimates are subject to further review and analysis.
      In 2005, Tesoro’s incentive compensation program included two financial goals focused on improving profitability by achieving greater operational and administrative efficiencies: (i) achieve earnings of at least $3.85 per diluted share for executives and $3.50 per diluted share for all other eligible employees and (ii) realize $62 million of operating income improvements through business improvement initiatives that are principally generated by intellectual capital rather than capital investment. During 2005, we achieved the following significant results relative to our goals, which are further described below under “Results of Operations” and “Capital Resources & Liquidity”:

•	We had record net earnings of $507 million, or $7.20 per diluted share, compared to 2004 net earnings of $328 million, or $4.76 per diluted share.

•	We achieved record throughput of 529,600 bpd and operating income of $1 billion, which includes the realization of approximately $80 million of operating income through business improvement initiatives. The majority of the improvements were the result of the diversification of our crude oil purchases, together with yield improvements.

•	We used cash flows from operations to prepay debt totaling $191 million. Our debt to capitalization ratio was reduced to 36% at year-end, compared to 48% at the end of 2004.

•	In November we refinanced nearly $1 billion of debt. We replaced $366 million of our secured debt with unsecured debt, reduced our interest rates and extended the maturity dates. The refinancing and prepayments of debt during 2005 will result in annual pretax interest savings of approximately $40 million.

•	We initiated a quarterly cash dividend on common stock of $0.05 per share which was paid in both June and September. We then doubled the quarterly cash dividend paid in December to $0.10 per share.

•	In November, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of the shares then outstanding. In 2005, we repurchased 240,000 shares of common stock for $14 million under the program.

•	Our capital and turnaround spending totaled $327 million of which $96 million was for Clean Air projects and $45 million was for reliability and safety projects.
      Industry refining margins remained strong during 2005 and improved as compared to 2004. Factors positively impacting industry refining margins during 2005 included:

•	continued increased demand due to improved economic fundamentals worldwide;

•	tight finished product inventories and inadequate refining capacity to meet demand growth;

•	third quarter production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita;

•	heavy refining industry turnaround activity in the western U.S. primarily during the first quarter;

•	unplanned refining industry downtime on the U.S. West Coast during the third quarter; and

•	the 2005 and 2004 changes in product specifications related to sulfur reductions in gasoline and the elimination of MTBE.
RESULTS OF OPERATIONS

Summary
      Our net earnings for 2005 were $507 million ($7.44 per basic share and $7.20 per diluted share), compared with net earnings of $328 million ($5.01 per basic share and $4.76 per diluted share) for 2004. The significant increase in net earnings during 2005 was primarily due to (i) higher refined product margins, (ii) record high throughput levels, and (iii) realizing our operating income improvement initiatives. Net earnings for 2005 included charges for debt refinancing and prepayment costs of $58 million after-tax or $0.82 per share, and executive termination and retirement costs of $6 million after-tax, or $0.09 per share. Net earnings for 2004 included debt prepayment and financing costs of $14 million after-tax, or $0.20 per share, and charges for executive retirement costs of $1 million after-tax, or $0.01 per share.
      Our net earnings for 2004 were $328 million ($5.01 per basic share and $4.76 per diluted share), compared with net earnings of $76 million ($1.18 per basic share and $1.17 per diluted share) for 2003. The significant increase in net earnings during 2004 was primarily due to (i) higher refined product margins, (ii) increased throughput levels, (iii) lower interest expense as a result of debt reduction and refinancing in 2003 and additional debt prepayments during 2004, and (iv) our continued focus on capturing business improvement initiatives. Net earnings for 2003 included the write-off of unamortized debt issuance costs of $23 million after-tax, or $0.35 per share. Our 2003 results also included losses on the sale of our marine services assets and certain retail asset impairments of $6 million after-tax, or $0.09 per share, voluntary early retirement benefits and severance costs of $6 million after-tax, or $0.09 per share, and a charge related to the termination of our funded executive security plan of $6 million after-tax, or $0.08 per share.
      A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements in Item 8, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	2005	2004	2003

	(Dollars in millions except per
	barrel amounts)
Revenues
Refined products(a)	$15,587	$11,633	$8,098
Crude oil resales and other	782	419	370

Total Revenues	$16,369	$12,052	$8,468

Refining Throughput (thousand barrels per day)(b)
California	165	153	156
Pacific Northwest
Washington	111	117	112
Alaska	60	57	49
Mid-Pacific
Hawaii	83	84	80
Mid-Continent
North Dakota	58	56	48
Utah	53	53	43

Total Refining Throughput	530	520	488

% Heavy Crude Oil of Total Refining Throughput(c)	50%	50%	58%

	2005	2004	2003

	(Dollars in millions except per
	barrel amounts)
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	248	251	239
Jet Fuel	68	66	58
Diesel Fuel	118	110	103
Heavy oils, residual products, internally produced fuel and other	115	113	107

Total Yield	549	540	507

Refining Margin ($/throughput barrel)(d)
California
Gross refining margin	$17.88	$13.98	$9.63
Manufacturing cost before depreciation and amortization	$5.56	$5.07	$4.41
Pacific Northwest
Gross refining margin	$9.68	$7.99	$6.19
Manufacturing cost before depreciation and amortization	$2.74	$2.38	$2.26
Mid-Pacific
Gross refining margin	$6.25	$5.30	$3.30
Manufacturing cost before depreciation and amortization	$1.85	$1.51	$1.39
Mid-Continent
Gross refining margin	$10.10	$7.02	$5.68
Manufacturing cost before depreciation and amortization	$2.73	$2.28	$2.52
Total
Gross refining margin	$11.81	$9.12	$6.73
Manufacturing cost before depreciation and amortization	$3.48	$3.01	$2.85

Segment Operating Income
Gross refining margin (after inventory changes)(e)	$2,246	$1,706	$1,196
Expenses
Manufacturing costs	673	573	509
Other operating expenses	182	141	129
Selling, general and administrative	27	22	27
Depreciation and amortization(f)	160	130	120
Loss on asset disposals and impairments	10	10	6

Segment Operating Income	$1,194	$830	$405

Product Sales (thousand barrels per day)(a)(g)
Gasoline and gasoline blendstocks	294	300	280
Jet fuel	101	90	84
Diesel fuel	139	133	121
Heavy oils, residual products and other	75	81	72

Total Product Sales	609	604	557

Product Sales Margin ($/barrel)(g)
Average sales price	$70.20	$52.65	$39.81
Average costs of sales	60.28	44.74	33.99

Product Sales Margin	$9.92	$7.91	$5.82

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $873 million, $784 million and $696 million in 2005, 2004 and 2003, respectively. Intersegment product sales volumes totaled 16,900 bpd, 19,000 bpd and 20,200 bpd in 2005, 2004 and 2003, respectively.

(b)	We experienced reduced throughput during scheduled maintenance turnarounds for the following refineries: the California, Washington and Hawaii refineries during 2005; the California refinery during 2004; and the Alaska, North Dakota and Utah refineries during 2003.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 degrees or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.75, $0.61 and $0.59 for 2005, 2004 and 2003, respectively.

(g)	Sources of total product sales include products manufactured at the refineries and products purchased from third parties. Total product sales margin includes margins on sales of manufactured and purchased products and the effects of inventory changes.
      2005 Compared to 2004 — Operating income from our refining segment was $1.2 billion in 2005 compared to $830 million in 2004. The increase in operating income of $364 million was primarily due to higher gross refining margins, combined with higher throughput levels, partially offset by higher operating expenses. Total gross refining margins increased 29% to $11.81 per barrel in 2005 compared to $9.12 per barrel in 2004, reflecting higher per-barrel gross refining margins in all our regions. Industry margins on a national basis improved during 2005 compared to 2004, primarily due to the continued increased demand for finished products due to improved economic fundamentals worldwide, an active hurricane season and higher than normal industry maintenance particularly in the western United States during the first half of 2005. Industry margins were also impacted by unplanned industry downtime on the U.S. West Coast during the 2005 third quarter.
      On an aggregate basis, our total gross refining margins increased to $2.2 billion in 2005 from $1.7 billion in 2004, reflecting higher per-barrel gross refining margins and increased total refining throughput. Total refining throughput averaged 530,000 bpd in 2005 compared to 520,000 bpd during 2004, reflecting record high throughput during the 2005 third and fourth quarters. Our record high throughput during the last half of 2005 reflects improved operational efficiencies resulting from scheduled maintenance turnarounds at our three largest refineries during the first half of 2005. We estimate that our refining operating income was reduced by approximately $75 million as a result of both scheduled and unscheduled downtime at our California and Washington refineries during the 2005 first quarter. During the 2004 third and fourth quarters, our California refinery experienced reduced throughput during a scheduled maintenance turnaround, in which we estimate that our refining operating income was reduced by approximately $99 million. In addition, our gross refining margins in our Pacific Northwest region during the first half of 2005 and the 2004 third and fourth quarters were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils.
      Revenues from sales of refined products increased 34% to $15.6 billion in 2005 from $11.6 billion in 2004, primarily due to significantly higher average product sales prices combined with slightly higher product sales volumes. Our average product prices increased 33% to $70.20 per barrel reflecting the continued strength in market fundamentals and the active hurricane season. Total product sales averaged 609,000 bpd in 2005, compared to 604,000 bpd in 2004. Our average costs of sales increased 35% to $60.28 per barrel during 2005, reflecting significantly higher average feedstock prices and increased purchases of refined products due to scheduled and unscheduled downtime at certain refineries. Expenses, excluding depreciation and amortization, increased to $892 million in 2005, compared with $746 million in 2004, primarily due to higher utilities of $48 million, higher employee costs of $13 million, increased maintenance costs of $12 million and increased insurance costs of $8 million primarily due to property insurance premium surcharges resulting from hurricanes Katrina and Rita. Expenses included the allocation of certain information technology costs totaling $24 million that were previously classified as corporate and unallocated costs. Depreciation and amortization increased to $160 million in 2005, compared to $130 million in 2004, primarily reflecting increasing capital expenditures. In addition, during the fourth quarter of 2005, we shortened the estimated lives of the fluid coker unit and certain tanks at our California refinery and recorded asset retirement obligations (see Note A in our consolidated financial statements in Item 8), resulting in additional depreciation of $12 million. The existing fluid coker unit will be modified to a delayed coker unit, which is scheduled to be completed during the fourth quarter of 2007. The tanks will be retired between 2006 and 2019 to comply with applicable regulations. The shortened asset lives and recorded asset retirement obligations will increase depreciation in 2006 by approximately $45 million.
      Refining throughput and yields in 2006 will be affected by scheduled maintenance turnarounds at our California, Washington, Alaska and North Dakota refineries. We currently expect total refining throughput to average approximately 525,000 to 535,000 bpd in 2006.
      2004 Compared to 2003 — Operating income from our refining segment increased to $830 million in 2004 compared to $405 million in 2003. The $425 million increase in our operating income primarily resulted from significantly higher refined product margins, combined with higher throughput levels and product sales volumes. Our total gross refining margin per barrel increased 36% to $9.12 per barrel in 2004 compared to $6.73 per barrel in 2003, reflecting higher per-barrel refining margins in all of our regions. Industry margins on a national basis improved primarily due to increased demand and below average inventory levels for finished products. Improved economic fundamentals in the U.S. and Far East resulted in increased demand and margins for finished products and reduced finished product inventory levels. Heavy refining industry turnaround activity in the PADD V region during the first quarter of 2004 reduced finished product inventory levels on the U.S. West Coast. Furthermore, U.S. West Coast gasoline supplies tightened in part due to the elimination of the oxygenate MTBE. Margins were lower in all of our refining regions excluding California for the fourth quarter of 2004, compared to the third quarter, primarily due to lower seasonal demand for refined products and higher average crude oil prices. While refining margins in the California region increased during the fourth quarter as compared to the third quarter, we were unable to fully capture these margins due to scheduled downtime at the California refinery as discussed below.
      On an aggregate basis, our total gross refining margins increased from $1.2 billion in 2003 to $1.7 billion in 2004, reflecting higher per-barrel gross refining margins in all of our regions and higher total refining throughput volumes. Total refining throughput averaged 520,000 bpd in 2004, an increase of 32,000 bpd or 7% from 2003, despite scheduled turnarounds at our California refinery, which were completed during the 2004 fourth quarter, and unscheduled downtime in the 2004 first quarter due to a short-term power outage and accelerated maintenance of the hydrogen plant. Primarily due to the scheduled and unscheduled downtime at the California refinery, the percentage of lower cost heavy crude oil that we processed of total refining throughput decreased from 58% in 2003 to 50% in 2004. In 2003, our Alaska, North Dakota and Utah refineries experienced reduced throughput during scheduled maintenance turnarounds.

      Revenues from sales of refined products increased 43% to $11.6 billion in 2004 from $8.1 billion in 2003, primarily due to significantly higher average product sales prices and slightly higher product sales volumes. Our average product prices increased 32% to $52.65 per barrel and total product sales increased by 8% to average 604,000 bpd in 2004 from 2003. Costs of sales also increased primarily due to higher average feedstock prices and slightly higher product sales volumes as compared with 2003. Expenses, excluding depreciation and amortization, increased to $746 million in 2004 from $671 million in 2003, primarily due to increased maintenance, utilities and employee costs of approximately $57 million and the write-off of certain refinery assets that were replaced in connection with the California refinery turnaround of $8 million. We estimate that the scheduled turnarounds at our California refinery during 2004 resulted in additional operating expenses of approximately $10 million in 2004.

Retail Segment

	2005	2004	2003

	(Dollars in millions except
	per gallon amounts)
Revenues
Fuel	$944	$863	$797
Merchandise and other	141	131	121

Total Revenues	$1,085	$994	$918

Fuel Sales (millions of gallons)	449	510	568
Fuel Margin ($/gallon)(a)	$0.16	$0.16	$0.18
Merchandise Margin (in millions)	$36	$35	$31
Merchandise Margin (percent of sales)	26%	28%	27%
Average Number of Stations (during the period)
Company-operated	213	222	229
Branded jobber/dealer	281	316	346

Total Average Retail Stations	494	538	575

Segment Operating Income (Loss)
Gross Margins
Fuel(b)	$71	$79	$101
Merchandise and other non-fuel margin	39	39	35

Total gross margins	110	118	136
Expenses
Operating expenses	90	76	71
Selling, general and administrative	25	26	30
Depreciation and amortization	17	18	19
Loss on asset disposals and impairments	9	4	3

Segment Operating Income (Loss)	$(31)	$(6)	$13

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other financial measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

      2005 Compared to 2004 — The operating loss for our retail segment was $31 million in 2005, compared to an operating loss of $6 million in 2004. Total gross margins decreased to $110 million during 2005 from $118 million in 2004 due to lower sales volumes. Fuel margin remained flat at $0.16 per gallon in both 2005 and 2004. Total gallons sold decreased to 449 million from 510 million, reflecting the decrease in average station count to 494 in 2005 from 538 in 2004. The decrease in average station count reflects our continued rationalization of retail assets.
      Revenues on fuel sales increased to $944 million in 2005, from $863 million in 2004, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in 2005 due to higher average prices of purchased fuel, partly offset by lower sales volumes. Operating expenses for 2005 included the allocation of certain information technology costs of $5 million that were previously classified as corporate and unallocated costs and higher insurance costs of $2 million. The increase in loss on asset disposals and impairments to $9 million in 2005 from $4 million in 2004 primarily reflects charges for the impairment of certain retail sites.
      2004 Compared to 2003 — The operating loss for our retail segment was $6 million in 2004 compared to operating income of $13 million in 2003. Total gross margins decreased to $118 million during 2004 from $136 million in 2003, reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.16 per gallon in 2004 from $0.18 per gallon in 2003, reflecting higher average prices of purchased fuel. Total gallons sold decreased to 510 million from 568 million, reflecting the decrease in average station count to 538 in 2004 from 575 in 2003 due to our continued rationalization of retail assets.
      Revenues on fuel sales increased to $863 million in 2004 from $797 million in 2003, reflecting increased sales prices, primarily offset by lower sales volumes. Costs of sales increased in 2004 due to higher average prices of purchased fuel, partly offset by lower sales volumes. Operating, selling, general and administrative expenses remained flat in 2004, as compared to 2003.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses of $179 million in 2005 increased from $152 million in 2004. During 2005, we allocated certain information technology costs previously reported as selling, general and administrative expenses to costs of sales and operating expenses totaling $29 million (see Notes A and D of the condensed consolidated financial statements in Item 8). The increase during 2005 was primarily due to increased employee and contract labor expenses of $28 million, charges for the termination and retirement of certain executive officers of $11 million and additional stock-based compensation expenses of $8 million. The increase in employee and contract labor expenses during 2005 primarily reflects costs associated with implementing and supporting systems and process improvements.
      Selling, general and administrative expenses of $152 million in 2004 increased from $138 million in 2003. During 2004, we incurred an additional $20 million for stock-based and other incentive-based compensation, higher professional fees of approximately $11 million for projects related to driving business excellence and charges associated with the retirement of certain executive officers totaling $2 million. During 2003, we incurred charges totaling $17 million for voluntary early retirement benefits, severance costs and the termination of our funded executive security plan.

Interest and Financing Costs
      Interest and financing costs were $211 million in 2005 compared to $171 million in 2004. The increase was due to debt refinancing and prepayment costs totaling $92 million associated with the refinancing of our 8% senior secured notes and 9 5/8% senior subordinated notes, and charges of $3 million in connection with the voluntary prepayment of our senior secured term loans during 2005. During 2004, debt prepayment and financing costs totaled $23 million, primarily associated with voluntary debt prepayments. Excluding these refinancing and prepayment costs, interest and financing costs decreased by $32 million during 2005, primarily due to lower interest expense associated with debt reduction totaling $401 million during 2004 and $191 million during 2005.

      Interest and financing costs were $171 million in 2004 compared to $213 million in 2003. The $42 million decrease in 2004 was due primarily to lower interest expense associated with debt reduction during 2004 and 2003 totaling $778 million. The decrease was also due to the write-off of $36 million of unamortized debt issuance costs in 2003 in connection with the replacement of our previous credit facility and voluntary prepayments of other debt. The decrease during 2004 was partly offset by debt prepayment and financing costs totaling $23 million as discussed above.

Income Tax Provision
      The income tax provision amounted to $324 million in 2005 compared to $219 million in 2004 and $47 million in 2003. The increases reflect significantly higher earnings before income taxes. The combined federal and state effective income tax rates were approximately 39%, 40% and 38% in 2005, 2004 and 2003, respectively. The decrease in our federal and state effective income tax rate during 2005 was primarily a result of a new tax deduction for domestic manufacturing activities, which became available in 2005. The increase in our federal and state effective income tax rate during 2004 was primarily due to a change in California state tax law, which eliminated an investment tax credit that had been available in previous years.
CAPITAL RESOURCES AND LIQUIDITY

Overview
      We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide geo-political conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 46 and “Risk Factors” on page 16 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
      Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended 2005 with $440 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $482 million in available borrowing capacity under our credit agreement after $268 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $77 million available after $88 million in outstanding letters of credit as of December 31, 2005. As further described below, in November 2005 we refinanced nearly $1 billion principal amount of our outstanding 8% senior secured notes and 9 5/8% senior subordinated notes through a $900 million notes offering and prepaid an additional $92 million with cash on-hand. In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans. The refinancing and debt prepayments will result in annual pretax interest savings of approximately $40 million. Since May 2002, including the debt prepayments during 2005, we have reduced debt by approximately $1.1 billion, decreasing our debt to capitalization ratio from 69% at June 30, 2002 to 36% at December 31, 2005. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.

Capitalization
      On November 16, 2005, Tesoro issued $450 million principal amount of 6 1/4% senior notes due 2012 and $450 million principal amount of 6 5/8% senior notes due 2015 (the “notes offering”). The proceeds from the notes offering, including cash on-hand, were used to repurchase through cash tender offers the following principal amounts of our existing notes: (i) $189 million of our outstanding $211 million 9 5/8% senior subordinated notes due 2008; (ii) $415 million of our outstanding $429 million 9 5/8% senior subordinated notes due 2012; and (iii) $366 million principal amount of our $375 million 8% senior secured notes due 2008. We redeemed the remaining $22 million principal amount of the 9 5/8% senior subordinated notes due 2008 at a redemption price of 104.8% on December 16, 2005. The refinancing of nearly $1 billion and prepayments totaling $92 million resulted in a pretax charge of $92 million, consisting of tender and redemption premiums of $74 million and the write-off of unamortized debt issuance costs and discount of $18 million. The remaining $9 million outstanding balance of the 8% senior secured notes are callable beginning April 15, 2006 at a redemption price of 104%. The remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes are callable beginning April 1, 2007 at a redemption price of 104.8%.
      Our capital structure at December 31, 2005 was comprised of (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
8% Senior Secured Notes Due 2008	9
9 5/8% Senior Subordinated Notes Due 2012	14
Junior subordinated notes due 2012	93
Capital lease obligations	31

Total debt	1,047
Stockholders’ equity	1,887

Total Capitalization	$2,934

      At December 31, 2005, our debt to capitalization ratio was 36%, compared to 48% at year-end 2004, reflecting net earnings of $507 million during 2005, voluntary prepayments of debt and scheduled capital lease payments totaling $191 million and an increase in additional paid-in capital of $76 million during 2005 primarily due to stock options exercised.
      Our credit agreement and senior notes impose various restrictions and covenants as described below that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

Credit Agreement
      In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.5 billion as of December 31, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2005, we had no borrowings and $268 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $482 million or 64% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.25% at December 31, 2005) or a eurodollar rate (4.39% at December 31, 2005), plus an applicable margin. The applicable margin at December 31, 2005 was 1.50% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at December 31, 2005).
      The credit agreement allows up to $250 million in letters of credit outside the credit agreement for crude oil purchases from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% while secured or 1.38% while unsecured. As of December 31, 2005, we had $88 million in letters of credit outstanding under this agreement.
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

6 1/4% Senior Notes Due 2012
      On November 16, 2005, Tesoro issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

6 5/8% Senior Notes Due 2015
      On November 16, 2005, Tesoro issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.
      The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

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
      The indentures also limit our subsidiaries’ ability to create restrictions on making certain payments and distributions. The senior notes are guaranteed by substantially all of our active domestic subsidiaries.

Senior Secured Term Loans
      In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment resulted in a pretax charge during the 2005 second quarter of $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.

8% Senior Secured Notes Due 2008
      In April 2003, Tesoro issued $375 million aggregate principal amount of 8% senior secured notes due April 15, 2008. On November 16, 2005, Tesoro repurchased $366 million of the notes in connection with the notes offering described above. In addition, the indenture for the notes was amended to remove substantially all of the covenants. The remaining $9 million outstanding balance of the notes has no sinking fund requirements and is subject to optional redemption by Tesoro, beginning April 15, 2006, at a premium of 4% through April 14, 2007, and at par thereafter. The notes are secured by substantially all of Tesoro’s refining property, plant and equipment and are guaranteed by substantially all of Tesoro’s active subsidiaries. The notes were issued at 98.994% of par, resulting in net proceeds of $371.2 million before debt issuance costs. The effective interest rate on the notes is 8.25%, after giving effect to the discount.

9 5/8% Senior Subordinated Notes Due 2012
      In April 2002, Tesoro issued $450 million principal amount of 9 5/8% senior subordinated notes due April 1, 2012. On November 16, 2005, Tesoro repurchased $415 million of the outstanding $429 million notes, in connection with the notes offering described above. In addition, the indenture for the notes was amended to remove substantially all of the covenants. The remaining $14 million outstanding balance of the notes matures in April 2012, has no sinking fund requirements and is subject to optional redemption by Tesoro, beginning April 1, 2007 at premiums of 4.8% through March 31, 2008. The notes are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

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

Common Stock Repurchase Program
      In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During 2005, we repurchased 240,000 shares of common stock under the program for $14 million, or an average cost per share of $58.83. During January and February 2006, we repurchased an additional 421,800 shares of common stock under the program at a cost of $26 million.

Cash Flow Summary
      Components of our cash flows are set forth below (in millions):

	2005	2004	2003

Cash Flows From (Used In):
Operating Activities	$758	$681	$447
Investing Activities	(254)	(174)	(70)
Financing Activities	(249)	(399)	(410)

Increase (Decrease) in Cash and Cash Equivalents	$255	$108	$(33)

      Net cash from operating activities during 2005 totaled $758 million, compared to $681 million from operating activities in 2004. The increase was primarily due to significantly improved earnings, partly offset by increased working capital requirements. Net cash used in investing activities of $254 million in 2005 was primarily for capital expenditures. Net cash used in financing activities primarily reflects our voluntary prepayment of the senior secured term loans, prepayments of our outstanding 8% senior secured notes and 9 5/8% senior subordinated notes in connection with the refinancing, and associated debt refinancing and prepayment costs. We also repurchased $15 million of common stock (including $14 million associated with the common stock repurchase program) and paid $14 million of dividends to stockholders. Gross borrowings and repayments under the revolving credit facility each amounted to $463 million during 2005. Working capital totaled $713 million at December 31, 2005 compared to $400 million at December 31, 2004, primarily as a result of the $255 million increase in cash and cash equivalents.
      Net cash from operating activities during 2004 totaled $681 million, compared to $447 million from operating activities in 2003. The increase was primarily due to significantly improved earnings. Net cash used in investing activities of $174 million in 2004 was primarily for capital expenditures. Net cash used in financing activities of $399 million in 2004 primarily reflects the debt prepayments made during the year. Gross borrowings and repayments under the revolving credit facility each amounted to $112 million during 2004, all of which occurred during the 2004 first quarter. Working capital totaled $400 million at December 31, 2004 compared to $337 million at December 31, 2003, as a result of increases in cash and cash equivalents, receivables and inventories, partially offset by increases in payables, attributable to increases in sales volumes and crude and product prices.
      Net cash from operating activities during 2003 totaled $447 million. Net cash used in investing activities of $70 million in 2003 was primarily for capital expenditures partially offset by proceeds from the sale of marine services assets. Net cash used in financing activities of $410 million in 2003 was primarily for voluntary debt prepayments under a previous term loan, other debt repayments, and financing costs related to the credit agreement. Gross borrowings and repayments under revolving credit lines each amounted to $1.0 billion during 2003.

Historical EBITDA
      EBITDA represents earnings before interest and financing costs, interest income and other, income taxes, and depreciation and amortization. We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our liquidity including our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is also used by management for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of

America. EBITDA may not be comparable to similarly titled measures used by other entities. Our annual historical EBITDA reconciled to net cash from operating activities was (in millions):

	2005	2004	2003

Net Cash from Operating Activities	$758	$681	$447
Changes in Assets and Liabilities	67	(45)	(96)
Excess Tax Benefits from Stock-based Compensation Arrangements	27	4	—
Deferred Income Taxes	(77)	(103)	(55)
Stock-based Compensation	(26)	(14)	—
Loss on Asset Disposals and Impairments	(19)	(14)	(17)
Amortization and Write-off of Debt Issuance Costs and Discounts	(37)	(27)	(55)
Depreciation and Amortization	(186)	(154)	(148)

Net Earnings	$507	$328	$76
Add Income Tax Provision	324	219	47
Less Interest Income and Other	(15)	(5)	(1)
Add Interest and Financing Costs	211	171	213

Operating Income	1,027	713	335
Add Depreciation and Amortization	186	154	148

EBITDA	$1,213	$867	$483

      Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.

Capital Expenditures and Refinery Turnaround Spending
      Our capital expenditures and refinery turnaround spending totaled $327 million during 2005, compared to $229 million in 2004 as discussed below.

Capital Expenditures
      During 2005, our capital expenditures, including accruals, totaled $262 million (excluding refinery turnaround and other maintenance costs of $65 million) and included clean air, clean fuels and other environmental projects of $126 million, refinery improvements at our California refinery of $54 million (excluding environmental projects), corporate capital expenditures of $42 million and retail projects totaling $6 million. See “Environmental and Other” below for additional information regarding capital spending for our clean air, clean fuels and other environmental projects.
      In May 2005, our Board of Directors approved an incremental capital spending program for 2005 of approximately $42 million designed to capture strategic profit improvement opportunities in crude flexibility, yield improvements and cost reductions and $13 million to study environmental projects at our California and Alaska refineries. The capital projects include the installation of a delayed coker unit at our Washington refinery and a diesel desulfurizer unit at our Alaska refinery, both projected to be completed during 2007 (see “Business Strategy and Environment”). During 2005, we spent $2 million for the delayed coker unit and $4 million for the diesel desulfurizer unit.
      Our 2006 capital budget is currently estimated to be approximately $565 million (excluding refinery turnaround and other maintenance costs of approximately $105 million). The capital budget includes $133 million for the delayed coker modification at our California refinery, $110 million for the delayed coker unit at our Washington refinery, $39 million for the diesel desulfurizer unit at our Alaska refinery, $160 million for sustaining and environmental, health and safety projects and $13 million for retail projects (see “Business Strategy and Environment”). Our preliminary capital expenditure estimates for 2007 and 2008 are $490 million and $190 million, respectively (excluding refinery turnaround and other maintenance costs of approximately $50 million in 2007 and $60 million in 2008). We continue to evaluate additional projects for 2007 and 2008. As a result, these capital expenditure estimates are preliminary and subject to change.

Refinery Turnaround and Other Maintenance
      During 2005, we spent $50 million for refinery turnarounds, primarily at our California, Washington and Hawaii refineries, and an additional $15 million for other maintenance. In 2006, we expect to spend approximately $81 million for refinery turnarounds, primarily at our California, Washington, Alaska and North Dakota refineries, and an additional $24 million for other maintenance. Based on our latest estimates, we expect our annual spending for refinery turnarounds to be as follows (excludes other maintenance) (in millions):

	2005
Turnaround Spending by Refinery	Actual	2006	2007	2008	2009	2010

California	$18	$54	$31	$14	$26	$10
Washington	20	15	1	14	2	20
Alaska	—	7	—	1	7	—
Hawaii	10	—	—	12	—	—
North Dakota	2	3	—	2	17	—
Utah	—	2	11	—	8	—

Total	$50	$81	$43	$43	$60	$30

Long-Term Commitments

Contractual Commitments
      We have numerous contractual commitments for purchases of crude oil feedstocks, services associated with the operation of our refineries, debt service and leases (see Notes E and O in our consolidated financial statements in Item 8). We also have contractual commitments for capital spending requirements related primarily to refinery improvements and environmental projects.
      The following table summarizes our annual contractual commitments as of December 31, 2005 (in millions):

Contractual Obligation	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations(1)	$64	$68	$80	$71	$71	$1,289
Capital lease obligations	6	5	5	4	5	30
Operating lease obligations(2)	154	111	81	56	34	134
Purchase obligations(3)	4,203	389	—	—	—	—
Other long-term obligations(4)	106	58	30	29	28	89
Capital expenditure obligations	63	—	—	—	—	—
Projected pension contributions(5)	—	—	—	—	—	—

Total Contractual Obligations	$4,596	$631	$196	$160	$138	$1,542

(1)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments.

(2)	Represents our future minimum lease commitments for operating leases. Lease commitments for 2006 include lease arrangements with initial terms of less than one year.

(3)	Represents an estimate of our contractual purchase commitments for the supply of crude oil feedstocks, with remaining terms ranging from two months to 18 months. Prices under these term agreements generally fluctuate with market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices, ranging from $54 per barrel to $64 per barrel, as of December 31, 2005, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil feedstocks under short-term renewable contracts and in the spot market, which are not included in the table above.

(4)	Represents primarily long-term commitments to purchase services, including chemical supplies and power. These purchase obligations are based on the contract’s minimum volume requirements. We estimated our commitments to purchase power at our California refinery, which has variable pricing provisions, using estimated future market prices. Actual purchases of electricity at our California refinery typically exceed the required minimum volumes. Our commitments also include a final payment of $30 million in 2006 related to terminating the deactivated MTBE plant lease at our California refinery and annual payments of $5 million for a lease beginning in the fourth quarter of 2006 with an initial term through 2014.

(5)	Although we have no minimum required contribution obligation to our pension plan under applicable laws and regulations, we currently project to voluntarily contribute approximately $25 million in 2006, of which we contributed $6 million in February. Amounts are subject to change based on the performance of the assets in the plan, the discount rate used to determine the obligation, and other actuarial assumptions. See “Critical Accounting Policies” for further information related to our pension plan. We are unable to project benefit contributions beyond 2010.
      As of December 31, 2005, we leased our corporate headquarters from a limited partnership in which we owned a 50% limited interest. In February 2006, the limited partnership sold the building to a third-party resulting in a gain to Tesoro of $5 million. We continue to lease our corporate headquarters from the third-party with an initial term through 2014 with two five-year renewal options. Our lease payments and operating costs paid to the partnership totaled $4 million, $3 million and $3 million in 2005, 2004, and 2003, respectively, and our future lease commitments are included in operating leases in the table above. We accounted for our interest in the partnership using the equity method of accounting. As such, we did not include the partnership’s assets, primarily land and buildings, totaling approximately $16 million and debt of approximately $13 million, in our consolidated financial statements.

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

Environmental Liabilities
      We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2005, our accruals for environmental expenses totaled $32 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
      During 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. In January 2006, we executed a Settlement Agreement and Release with CARB which requires us to pay a civil penalty of $325,000 to resolve this matter. A reserve for the settlement of the NOV is included in the $32 million of environmental accruals referenced above.
      In 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery in January 2005. On January 26, 2006, we entered into a Settlement Agreement and Release with the District and the District Attorney of Contra Costa County, California. In exchange for the release of allegations based upon certain air quality emission limits and provisions of the California Health and Safety Code, we paid a civil penalty of $1.1 million. A reserve for the settlement of the NOVs is included in the $32 million of environmental accruals referenced above.
      We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. Based on our spending in 2005, the remaining cost estimate for the active wastewater units investigation is approximately $300,000. A reserve for this matter is included in the $32 million of environmental accruals referenced above.
      On October 24, 2005, we received an NOV from the EPA. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made without a permit in violation of the Clean Air Act. We are investigating the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for the settlement of the NOV is included in the $32 million of environmental accruals referenced above.
      On February 28, 2006, we received an offer of settlement from the Bay Area Air Quality Management District. The District has offered to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 for $275,000. The NOVs allege violations of various air quality requirements at the California refinery. A reserve for the settlement of the NOVs is included in the $32 million of environmental accruals referenced above.

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
      We are a defendant, along with other manufacturing, supply and marketing defendants, in eleven pending cases alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
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

Environmental Capital Expenditures
      EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. To meet the revised gasoline standard, we spent $28 million in 2005. Our California, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We currently estimate we will make additional capital improvements of approximately $8 million at our Utah refinery from 2008 through 2009, that will permit the Utah refinery to produce gasoline meeting the sulfur limits imposed by the EPA.
      EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $46 million in 2005 to meet the revised diesel fuel standards, and based on our latest engineering estimates, we expect to spend approximately $71 million in additional capital improvements through 2007. Included in the estimate are capital projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $53 million through 2007. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
      We expect to spend approximately $1 million in capital improvements in 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”). We spent approximately $17 million during 2005.

      In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We spent $2 million in 2005, and we currently estimate we will make additional capital improvements of approximately $30 million through 2010 to satisfy the requirements of the Consent Decree. This cost estimate is subject to further review and analysis.
      During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to (i) lower emissions and (ii) increase overall efficiency by lowering operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We spent $3 million during 2005 for this project, and we currently estimate that we will spend approximately $272 million through the fourth quarter of 2007. This cost estimate is subject to further review and analysis.
      Actual and estimated capital expenditures described above to comply with the Clean Air Act and California air regulations are summarized in the table below (in millions).

	2005
	Actual	2006	2007	2008	2009	2010

Lower Sulfur Gasoline
Alaska	$—	$—	$—	$—	$—	$—
Hawaii	—	—	—	—	—	—
Washington	17	—	—	—	—	—
North Dakota	11	—	—	—	—	—
Utah	—	—	—	7	1	—
California	—	—	—	—	—	—

Total For Lower Sulfur Gasoline	28	—	—	7	1	—

Lower Sulfur Diesel
Alaska	5	41	12	—	—	—
Hawaii	2	2	—	—	—	—
Washington	19	8	—	—	—	—
North Dakota	10	1	—	—	—	—
Utah	3	3	—	—	—	—
California	7	4	—	—	—	—

Total For Lower Sulfur Diesel	46	59	12	—	—	—

Refinery MACT II
Alaska	—	—	—	—	—	—
Hawaii	—	—	—	—	—	—
Washington	16	1	—	—	—	—
North Dakota	1	—	—	—	—	—
Utah	—	—	—	—	—	—
California	—	—	—	—	—	—

Total For Refinery MACT II	17	1	—	—	—	—

Section 114 EPA Consent Decree	2	5	6	5	7	7
California Coker Modification	3	133	138	1	—	—

Total	$96	$198	$156	$13	$8	$7

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
      We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $15 million in 2005 for these related projects at our California refinery, and we currently estimate that we will make additional capital improvements of approximately $109 million through 2010. This cost estimate is subject to further review and analysis.
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
      For further information on environmental matters and other contingencies, see Note O in our consolidated financial statements in Item 8.

Pension Funding
      For all eligible employees, we provide a qualified defined benefit retirement plan with benefits based on years of service and compensation. Our long-term expected return on plan assets is 8.5%, and our funded employee pension plan assets experienced a return of $13 million in 2005 and $12 million in 2004. Based on a 5.5% discount rate and fair values of plan assets as of December 31, 2005, the fair value of the assets in our funded employee pension plan were equal to approximately 98% of the projected benefit obligation as of the end of 2005. However, the funded employee pension plan was 112% funded based on its “current liability,” which is a funding measure defined under applicable pension regulations. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2005, we voluntarily contributed $95 million to improve the funded status of the plan. We have no minimum required contribution obligation to our funded employee pension plan under applicable laws and regulations in 2006, however, we currently project to contribute approximately $25 million in 2006, including $6 million contributed in February. Future contributions are affected by returns on plan assets, employee demographics and other factors. See Note M in our consolidated financial statements in Item 8 for further discussion.

Claims Against Third-Parties
      Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered into a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. The federal acquisition regulations control how prices may be adjusted, and we and many other suppliers have filed in separate suits in the Court of Federal Claims contesting the DESC’s price adjustments prior to 1999. We and the other suppliers seek recovery of approximately $3 billion in underpayment for fuel. Our share of that underpayment totals approximately $165 million, plus interest. We alleged that the DESC’s price adjustments violated federal regulations by not adjusting the sales price of fuel based on changes to each supplier’s established prices or costs, as the Court of Federal Claims had held in prior rulings on similar contracts. The Court of Federal Claims granted partial summary judgment in our favor on that issue, but the Court of Appeals for the Federal Circuit has reversed and ruled that DESC’s prices did not need to be tied to changes in a specific supplier’s prices or costs. We have also asserted other grounds to challenge the DESC contract pricing formulas, and we are evaluating our position with respect to further litigation on those additional grounds. We cannot predict the outcome of these further actions.

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
      In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through December 2005. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through December 2005.
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
      Inventory — Our inventories are stated at the lower of cost or market. We use the LIFO method to determine the cost of our crude oil and refined product inventories. The LIFO cost of these inventories is usually much less than current market value, however a significant decline in market values of petroleum products could impair the carrying values of these inventories. We had 28 million barrels of crude oil and refined product inventories at December 31, 2005 with an average cost of approximately $36 per barrel on a

LIFO basis. If refined product prices decline below the average cost, then we would be required to write down the value of our inventories in future periods.
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
      Goodwill and Acquired Intangibles — As of December 31, 2005, we had $89 million of goodwill included in Other Noncurrent Assets. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. In 2003, we wrote off the Marine Services goodwill of $2 million in connection with the sale of that operation. The impairment test is susceptible to change from period to period as it requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. For the impairment test performed during the fourth quarter of 2005, we assumed that future margins in our geographic areas will approximate average levels during the period from July 2003 through June 2005 adjusted for other industry factors. Changes in market conditions could result in impairment charges in the future.
      As of December 31, 2005, we included $119 million of acquired intangible assets in Other Noncurrent Assets. The valuation of these intangible assets required us to use our judgment, including estimates with respect to their useful lives. We review acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities, compared with the carrying value of the assets. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which the asset’s carrying value exceeds its fair value. Estimates of future undiscounted cash flows and fair values of assets require subjective assumptions with regard to several factors, including an assessment of market conditions, discount rates and future operating results. Actual results could differ from those estimates.
      Deferred Maintenance Costs — We record the cost of major scheduled refinery turnarounds, long-lived catalysts used in refinery process units, and periodic maintenance on ships, tugs and barges (“drydocking”) as deferred charges in Other Noncurrent Assets which totaled $113 million at December 31, 2005. We amortize these deferred charges over the expected periods of benefit, generally ranging from two to six years.
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

      Income Taxes — As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets. Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of December 31, 2005. In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.
      Asset Retirement Obligations — We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including, among other things, projected cash flows, a credit-adjusted risk-free rate, the settlement dates or a range of potential settlement dates and the probabilities associated with the potential settlement dates. Actual results could differ from those estimates. During the fourth quarter of 2005, we recorded asset retirement obligations totaling $44 million associated with our decision to retire certain tanks and modify our existing coker to comply with certain state regulations. Our asset retirement obligations totaled $46 million and $1 million at December 31, 2005 and 2004, respectively. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipeline rights-of-way and certain terminals and retail sites, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.
      Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, health care cost trends, inflation, retirement rates and mortality rates. We must also assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with the determination of these estimates and the calculation of certain employee benefit expenses. We record a liability for the cost of the plans based on the actuarially determined amounts, less any plan assets. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2005 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Expected Rate of Return
Effect on net periodic pension expense	$(2.2)	$2.2
Discount Rate
Effect on net periodic pension expense	$(2.6)	$2.9
Effect on projected benefit obligation	$(21.5)	$24.9
      See Note M in our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

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
      Many of these factors are described in greater detail in “Competition and Other” on page 9 and “Risk Factors” on page 16. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Changes in commodity prices and interest rates are our primary sources of market risk. We have a risk management committee responsible for reviewing risks arising from transactions and commitments related to the sale and purchase of energy commodities and making recommendations to executive management.
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
      The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2005 average throughput of 530 Mbpd, would change annualized pretax operating income by approximately $193 million.
      We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 28 million barrels and 22 million barrels at December 31, 2005 and 2004, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2005 was approximately $36 per barrel on a LIFO basis, compared to market prices of approximately $65 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
      Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of crude oil and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2005. Accordingly, no change in the value of the related underlying physical asset is recorded. During 2005, we settled futures and swaps positions of approximately 71 million barrels of crude oil and refined products, which due to significant price volatility resulted in losses of $23 million. At December 31, 2005, we had open net futures contracts of 2 million barrels and swap positions of 5 million barrels, which will expire at various times during 2006. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market gain of $2 million at December 31, 2005.
      We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net short positions of 7 million barrels as of December 31,

2005, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $7 million. As of December 31, 2004, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $1 million.
Interest Rate Risk
      At December 31, 2005 all of our outstanding debt was at fixed rates and we had no borrowings under our revolving credit facility, which bears interest at variable rates. The fair market value of our senior notes, senior secured notes and senior subordinated notes, which is based on transactions and bid quotes, was approximately $5 million more than its carrying value at December 31, 2005. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tesoro Corporation
      We have audited the accompanying consolidated balance sheets of Tesoro Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note A to the consolidated financial statements, as of January 1, 2004, the Company changed its method of accounting for stock options.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Antonio, Texas
March 6, 2006

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In millions except per share
	amounts)
REVENUES	$16,581	$12,262	$8,846
COSTS AND EXPENSES:
Costs of sales and operating expenses	15,170	11,229	8,208
Selling, general and administrative expenses	179	152	138
Depreciation and amortization	186	154	148
Loss on asset disposals and impairments	19	14	17

OPERATING INCOME	1,027	713	335
Interest and financing costs	(211)	(171)	(213)
Interest income and other	15	5	1

EARNINGS BEFORE INCOME TAXES	831	547	123
Income tax provision	324	219	47

NET EARNINGS	$507	$328	$76

NET EARNINGS PER SHARE:
Basic	$7.44	$5.01	$1.18
Diluted	$7.20	$4.76	$1.17
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.1	65.5	64.6
Diluted	70.4	68.9	65.1
DIVIDENDS PER SHARE	$0.20	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in millions
	except per share
	amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$440	$185
Receivables, less allowance for doubtful accounts	718	528
Inventories	953	616
Prepayments and other	104	64

Total Current Assets	2,215	1,393

PROPERTY, PLANT AND EQUIPMENT
Refining	2,850	2,603
Retail	223	225
Corporate and other	107	66

	3,180	2,894
Less accumulated depreciation and amortization	(713)	(590)

Net Property, Plant and Equipment	2,467	2,304

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	119	127
Other, net	207	162

Total Other Noncurrent Assets	415	378

Total Assets	$5,097	$4,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,171	$687
Accrued liabilities	328	303
Current maturities of debt	3	3

Total Current Liabilities	1,502	993

DEFERRED INCOME TAXES	389	293
OTHER LIABILITIES	275	247
DEBT	1,044	1,215
COMMITMENTS AND CONTINGENCIES (Note O)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.162/3; authorized 100,000,000 shares; 70,850,681 shares issued (68,261,949 in 2004)	12	11
Additional paid-in capital	794	718
Retained earnings	1,102	609
Treasury stock, 1,548,568 common shares (1,438,524 in 2004), at cost	(19)	(11)
Accumulated other comprehensive loss	(2)	—

Total Stockholders’ Equity	1,887	1,327

Total Liabilities and Stockholders’ Equity	$5,097	$4,075

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND
STOCKHOLDERS’ EQUITY

		Stockholders’ Equity

								Accumulated
		Common Stock		Additional		Treasury Stock		Other
	Comprehensive			Paid-In	Retained			Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Loss

	(In millions)
AT JANUARY 1, 2003		66.4	$11	$690	$205	(1.8)	$(18)	$—
Net earnings	$76	—	—	—	76	—	—	—
Shares issued for stock options and benefit plans	—	0.1	—	1	—	0.1	1	—

Total	$76

AT DECEMBER 31, 2003		66.5	$11	$691	$281	(1.7)	$(17)	$—
Net earnings	328	—	—	—	328	—	—	—
Shares issued for stock options and benefit plans	—	1.1	—	21	—	0.3	6	—
Tax benefits on stock options exercised	—	—	—	4	—	—	—	—
Restricted stock grants and amortization	—	0.7	—	2	—	—	—	—

Total	$328

AT DECEMBER 31, 2004		68.3	$11	$718	$609	(1.4)	$(11)	$—
Net earnings	507	—	—	—	507	—	—	—
Cash dividends	—	—	—	—	(14)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.3)	(15)	—
Shares issued for stock options and benefit plans	—	2.5	1	47	—	0.2	7	—
Tax benefits on stock options exercised	—	—	—	27	—	—	—	—
Restricted stock grants and amortization	—	—	—	2	—	—	—	—
Other comprehensive income:
Minimum pension liability adjustment (net of related tax benefit of $1)	(2)	—	—	—	—	—	—	(2)

Total	$505

AT DECEMBER 31, 2005		70.8	$12	$794	$1,102	(1.5)	$(19)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$507	$328	$76
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	186	154	148
Amortization of debt issuance costs and discounts	17	18	19
Write-off of unamortized debt issuance costs and discount	20	9	36
Loss on asset disposals and impairments	19	14	17
Stock-based compensation	26	14	—
Deferred income taxes	77	103	55
Excess tax benefits from stock-based compensation arrangements	(27)	(4)	—
Other changes in non-current assets and liabilities	(29)	(14)	(42)
Changes in current assets and current liabilities:
Receivables	(190)	(116)	1
Income taxes receivable	—	2	38
Inventories	(338)	(129)	(26)
Prepayments and other	(20)	(16)	(16)
Accounts payable and accrued liabilities	510	318	141

Net cash from operating activities	758	681	447

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(258)	(179)	(101)
Proceeds from asset sales	4	5	31

Net cash used in investing activities	(254)	(174)	(70)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Debt refinanced	(900)	—	(721)
Repayments of debt	(191)	(401)	(377)
Proceeds from debt offerings, net of issuance costs of $10 in 2005 and $11 in 2003	890	—	360
Borrowings under term loans	—	—	350
Proceeds from stock options exercised	30	13	1
Excess tax benefits from stock-based compensation arrangements	27	4	—
Financing costs and other	(76)	(15)	(23)
Repurchase of common stock	(15)	—	—
Dividend payments	(14)	—	—

Net cash used in financing activities	(249)	(399)	(410)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255	108	(33)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	185	77	110

CASH AND CASH EQUIVALENTS, END OF YEAR	$440	$185	$77

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$101	$142	$157
Income taxes paid (refunded)	$289	$53	$(51)
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business
      Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products. We own and operate six petroleum refineries in the western and mid-continental United States with a combined crude oil throughput capacity of 563,000 barrels per day (“bpd”), and we sell refined products to a wide variety of customers. We market products to wholesale and retail customers, as well as commercial end-users. Our retail business includes a network of 478 branded retail stations operated by Tesoro or independent dealers.
      Tesoro’s earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products have fluctuated substantially in our markets. Our operating results have been significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the demand for crude oil, gasoline and other refined products, which is subject to, among other things, changes in the economy and the level of foreign and domestic production of crude oil and refined products, worldwide geo-political conditions, threatened or actual terrorist incidents or acts of war, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations and local factors, including market conditions and the level of operations of other refineries in our markets. As a result of these factors, margin fluctuations during any reporting period can have a significant impact on our results of operations, cash flows, liquidity and financial position.

Principles of Consolidation and Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Tesoro and its subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in entities in which we have the ability to exercise significant influence, but not control, are accounted for using the equity method, while other investments are carried at cost. These investments are not material, either individually or in the aggregate, to Tesoro’s financial position, results of operations or cash flows. See Note O for information related to a 50% limited partnership interest, which we accounted for using the equity method.
      Separate financial statements of Tesoro’s subsidiary guarantors are not included because these subsidiary guarantors are jointly and severally liable for Tesoro’s outstanding senior notes, senior secured notes and senior subordinated notes. Further, net assets, results of operations and equity of the subsidiary guarantors are substantially equivalent to Tesoro’s consolidated net assets, results of operations and equity.
      We have reclassified certain previously reported amounts to conform to the 2005 presentation. In addition, during 2005 we began to allocate certain information technology costs, previously reported as selling, general and administrative expenses, to costs of sales and operating expenses in order to better reflect costs directly attributable to our segment operations (see Note D).

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

Financial Instruments
      The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturities of these instruments. The carrying amounts of Tesoro’s debt and other obligations may vary from our estimates of the fair value of such items. We estimate that the fair market value of our senior notes, senior secured notes, and senior subordinated notes at December 31, 2005, was approximately $5 million more than its total book value of $923 million.

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

Property, Plant and Equipment
      We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment on the straight-line method, based on the estimated useful life of each asset. The weighted average lives range from 24 to 27 years for refineries, 7 to 16 years for terminals, 12 to 16 years for retail stations, 5 to 28 years for transportation assets and 4 to 17 years for corporate assets. We record property under capital leases at the present value of minimum lease payments using Tesoro’s incremental borrowing rate. We amortize property under capital leases over the term of each lease.
      We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the statements of consolidated operations, totaled $8 million, $4 million and $2 million during 2005, 2004 and 2003, respectively.

Asset Retirement Obligations
      We accrue for asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We accrue these costs at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining primarily to hazardous materials disposal and other cleanup obligations associated with projects at our California refinery to retire certain above-ground storage tanks between 2006 and 2019 and modify our existing coker unit to a delayed coker (see Note O). Our asset retirement obligations also include contractual removal obligations as required by certain lease agreements associated with our retail and terminal operations.
      We cannot currently make reasonable estimates of the fair values of some retirement obligations. These retirement obligations primarily include (i) hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts and sealed insulation material containing asbestos), site restoration, removal

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or dismantlement requirements associated with the closure of our refining and terminal facilities or pipelines, (ii) hazardous materials disposal and other removal requirements associated with the demolition of certain major processing units, buildings, tanks or other equipment and (iii) removal of tanks at our owned retail sites at or near the time of closure. We cannot estimate the fair value for these obligations primarily because we cannot reasonably estimate settlement dates or a range of settlement dates associated with these assets. Such obligations will be recognized in the period in which sufficient information exists to determine a reasonable estimate. We believe that these assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates based on the following: (i) there are no plans or expectations of plans to retire or dispose of these core assets; (ii) we plan on extending these core assets’ estimated economic lives through scheduled maintenance projects at our refineries and other normal repair and maintenance and by continuing to make improvements based on technological advances; (iii) we have rarely or never retired similar assets in the past; and (iv) industry practice for similar assets has historically been to extend the economic lives through regular repair and maintenance and technological advances. Also, we have not historically incurred significant retirement obligations for hazardous materials disposal or other removal costs associated with our scheduled maintenance projects.
      During the fourth quarter of 2005, we recorded asset retirement obligations totaling $44 million associated with our decision to retire certain tanks and modify our existing coker to comply with certain regulations. Changes in asset retirement obligations for the years ended December 31, 2005 and 2004 were as follows (in millions):

	Years Ended
	December 31,

	2005	2004

Balance at beginning of year	$1	$1
Additions to accrual	44	—
Accretion expense	1	—

Balance at end of year	$46	$1

      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143. We adopted the provisions of FIN 47 as of December 31, 2005, which had no impact on our financial position or results of operations.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value.

Goodwill and Acquired Intangibles
      Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill on January 1, 2002. Acquired intangibles consist primarily of air emissions credits, permits and plans, and customer agreements and contracts, which we recorded at fair value as of the date acquired. We compute amortization on a straight-line basis over estimated useful lives of 2 to 28 years, and we include amortization of acquired intangibles in depreciation and amortization expense.

Other Assets
      We periodically shut down refinery processing units for scheduled maintenance, or turnarounds. Certain catalysts are used in refinery process units for periods exceeding one year. Also, we drydock ships, tugs and barges for periodic maintenance. We defer turnaround, catalyst and drydocking costs and amortize the costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 6 years. Amortization of such deferred costs, which is included in depreciation and amortization expense, amounted to $50 million, $34 million and $31 million in 2005, 2004 and 2003, respectively.
      We defer debt issuance costs related to our credit agreement and senior notes and amortize the costs over the estimated terms of each instrument. We include the amortization in interest and financing costs in our statements of consolidated operations. We evaluate the carrying value of debt issuance costs when modifications are made to the related debt instruments (see Note E).

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

Revenue Recognition
      We recognize revenues from product sales upon delivery to customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. We include certain crude oil and product purchases and resales used for trading purposes in revenues on a net basis. Nonmonetary product and crude oil exchange transactions, which are entered into primarily to optimize our refinery supply requirements, are included in costs of sales and operating expenses on a net basis. We include transportation fees charged to customers in revenues, and we include the related costs in costs of sales in our statements of consolidated operations. We have also entered into a limited number of refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation with one another. These sales and purchases have been recorded on a gross basis in revenues and costs of sales. Beginning January 1, 2006, we will record these transactions on a net basis in connection with the adoption of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (see “New Accounting Standards and Disclosures” for further

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information). In our retail segment, revenues and costs of sales include federal excise and state motor fuel taxes collected from customers and remitted to governmental agencies. These taxes, primarily related to sales of gasoline and diesel fuel, totaled $108 million, $123 million and $128 million in 2005, 2004 and 2003, respectively. In our refining segment, excise taxes on sales are not included in revenues and costs of sales.

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

Stock-Based Compensation
      Effective January 1, 2004, we adopted the preferable fair value method of accounting for our stock options, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” We selected the “modified prospective method” of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” On January 1, 2005 we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Among other items, SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2005, we adopted the fair value method for our outstanding phantom stock options resulting in an after-tax charge of $0.2 million. These awards were previously valued using the intrinsic value method prescribed in APB Opinion No. 25.
      Prior to January 1, 2004, we accounted for stock options using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, we did not recognize compensation costs for our stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table represents the effect on net earnings and earnings per share as if we had applied the fair value method and recognition provisions of SFAS No. 123 to our stock options during 2003 (in millions except per share amounts):

Reported net earnings	$76
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3)

Pro forma net earnings	$73

Net earnings per share:
Basic, as reported	$1.18
Basic, pro forma	$1.13
Diluted, as reported	$1.17
Diluted, pro forma	$1.12
      See Note N for further information on Tesoro’s stock-based employee compensation plans.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2005, 2004 or 2003. Accordingly, no change in the value of the related underlying physical asset is recorded. During 2005, we settled futures and swaps positions of approximately 71 million barrels of crude oil and refined products, which due to significant price volatility resulted in losses of $23 million. At December 31, 2005, we had open net futures contracts of 2 million barrels and swap positions of 5 million barrels, which will expire at various times during 2006. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market gain of $2 million at December 31, 2005.

New Accounting Standards and Disclosures

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

EITF Issue No. 04-13
      In September 2005, the EITF reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. The inventory could be raw materials, work-in-process or finished goods. We have entered into a limited number of refined product purchases and sales transactions with the same counterparty as described in EITF Issue No. 04-13 which have been reported on a gross basis in revenues and costs of sales and operating expenses in the statements of consolidated operations. Refined product sales associated with these arrangements totaled $670 million and $623 million in 2005 and 2004, respectively. Related purchases of refined products totaled $637 million and $619 million for 2005 and 2004, respectively. Sales and purchases information was unavailable for 2003. The provisions of this EITF issue also require the exchange of finished goods for raw materials or work-in-process inventories within the same line of business to be accounted for at fair value if the fair value is determinable within reasonable limits and the transaction has commercial substance as described in SFAS No. 153. Tesoro has historically not exchanged finished goods for raw materials. We adopted the provisions of EITF Issue No. 04-13 on January 1, 2006 for new arrangements entered into, and modifications or renewals of existing arrangements, which did not have a material impact on our financial position or results of operations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 154
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of January 1, 2006, which had no impact on our financial position or results of operations.
NOTE B — EARNINGS PER SHARE
      We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally common stock options and unvested restricted stock outstanding during the period. Earnings per share calculations are presented below (in millions, except per share amounts):

	2005	2004	2003

Basic:
Net earnings	$507	$328	$76

Weighted average common shares outstanding	68.1	65.5	64.6

Basic Earnings Per Share	$7.44	$5.01	$1.18

Diluted:
Net earnings	$507	$328	$76

Weighted average common shares outstanding	68.1	65.5	64.6
Dilutive effect of stock options and unvested restricted stock	2.3	3.4	0.5

Total diluted shares	70.4	68.9	65.1

Diluted Earnings Per Share	$7.20	$4.76	$1.17

NOTE C — DIVESTITURES
      On December 23, 2003, we sold substantially all of the physical assets, including inventories, of our marine services operations for $32 million in cash. Tesoro recognized a pretax loss on the sale of $8 million. We included this charge in loss on asset disposals and impairments in our statements of consolidated operations due to the immateriality of marine services operations as compared to our historical and ongoing refining and retail operations.
NOTE D — OPERATING SEGMENTS
      The Company’s revenues are derived from two operating segments: (i) refining and (ii) retail. Our refining segment owns and operates six petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these products, together with products purchased from third parties, at wholesale through terminal facilities and other locations, primarily in Alaska, California, Nevada, Hawaii, Idaho, Minnesota, North Dakota, Utah, Oregon and Washington. Our refining segment also sells petroleum products to unbranded marketers and occasionally exports products to other

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
markets in the Asia/ Pacific area. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 western states from Minnesota to Alaska and Hawaii. Retail operates under the Tesoro®, Mirastar® and 2-Go Tesoro® brands. We developed our Mirastar® brand exclusively for use at Wal-Mart stores in an agreement covering 14 western states. Prior to 2004, we also had revenues from our marine services operations, which marketed and distributed petroleum products, supplies and services to the marine and offshore exploration and production industries operating in the Gulf of Mexico. We sold substantially all of the marine services physical assets in December 2003 (see Note C).
      The operating segments adhere to the accounting policies used for Tesoro’s consolidated financial statements, as described in the summary of significant accounting policies in Note A. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales are primarily from refining to retail made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, and corporate and general and administrative expenses are not included in determining segment operating income. Beginning in 2005, we allocated certain information technology costs, previously reported as corporate and unallocated costs, to segment operating income in order to better reflect costs directly attributable to our segment operations. Identifiable assets are those utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information as of and for each of the three years ended December 31, 2005 is as follows (in millions):

	2005	2004	2003

Revenues
Refining:
Refined products	$15,587	$11,633	$8,098
Crude oil resales and other(a)	782	419	370
Retail:
Fuel	944	863	797
Merchandise and other	141	131	121
Marine Services	—	—	156
Intersegment sales from Refining to Retail	(873)	(784)	(696)

Total Revenues	$16,581	$12,262	$8,846

Segment Operating Income (Loss)
Refining(b)	$1,194	$830	$405
Retail(b)	(31)	(6)	13
Marine Services	—	—	(2)

Total Segment Operating Income	1,163	824	416
Corporate and Unallocated Costs(b)	(136)	(111)	(81)

Operating Income(c)	1,027	713	335
Interest and Financing Costs	(211)	(171)	(213)
Interest Income and Other	15	5	1

Earnings Before Income Taxes	$831	$547	$123

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Depreciation and Amortization
Refining	$160	$130	$120
Retail	17	18	19
Marine Services	—	—	2
Corporate	9	6	7

Total Depreciation and Amortization	$186	$154	$148

Capital Expenditures(d)
Refining	$214	$167	$97
Retail	6	3	1
Marine Services	—	—	1
Corporate	42	9	2

Total Capital Expenditures	$262	$179	$101

Identifiable Assets
Refining	$4,204	$3,544	$3,183
Retail	222	241	261
Marine Services	—	—	21
Corporate	671	290	196

Total Assets	$5,097	$4,075	$3,661

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	During 2005, we allocated certain information technology costs totaling $29 million from corporate and unallocated costs to segment operating income. The costs allocated to the refining segment and retail segment totaled $24 million and $5 million, respectively.

(c)	Operating income in 2003 included charges of $8 million, included in corporate and unallocated costs, for the termination of Tesoro’s funded executive security plan (see Note M) and $9 million in voluntary early retirement benefits and severance costs. The $9 million charge included $3 million in refining, $1 million in retail and $5 million in corporate.

(d)	Capital expenditures do not include refinery turnaround and other maintenance costs of $65 million, $50 million and $51 million in 2005, 2004 and 2003, respectively.
NOTE E — DEBT
      On November 16, 2005, Tesoro issued $450 million principal amount of 6 1/4% senior notes due 2012 and $450 million principal amount of 6 5/8% senior notes due 2015 (the “notes offering”). The proceeds from the notes offering and cash on-hand were used to repurchase through cash tender offers the following principal amounts of our existing notes: (i) $189 million of our outstanding $211 million 9 5/8% senior subordinated notes due 2008; (ii) $415 million of our outstanding $429 million 9 5/8% senior subordinated notes due 2012; and (iii) $366 million principal amount of our $375 million 8% senior secured notes due 2008. We redeemed the remaining $22 million principal amount of the 9 5/8% senior subordinated notes due 2008 at a redemption price

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of 104.8% on December 16, 2005. The refinancing of $900 million and prepayments totaling $92 million resulted in a pretax charge of $92 million, consisting of tender and redemption premiums of $74 million and the write-off of unamortized debt issuance costs and discount of $18 million. The remaining $9 million outstanding balance of the 8% senior secured notes are callable beginning April 15, 2006 at a redemption price of 104%. The remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes are callable beginning April 1, 2007 at a redemption price of 104.8%.
      At December 31, 2005 and 2004, debt consisted of (in millions):

	2005	2004

Credit Agreement — Revolving Credit Facility	$—	$—
6 1/4% Senior Notes Due 2012	450	—
6 5/8% Senior Notes Due 2015	450	—
Senior Secured Term Loans	—	97
8% Senior Secured Notes Due 2008 (net of unamortized discount of $3 in 2004)	9	372
9 5/8% Senior Subordinated Notes Due 2012	14	429
9 5/8% Senior Subordinated Notes Due 2008	—	211
Junior subordinated notes due 2012 (net of unamortized discount of $57 in 2005 and $67 in 2004)	93	83
Capital lease obligations	31	26

Total debt	1,047	1,218
Less current maturities	3	3

Debt, less current maturities	$1,044	$1,215

      The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2005 were: 2006 — $3 million; 2007 — $2 million; 2008 — $11 million; 2009 — $2 million; and 2010 — $2 million.

Credit Agreement
      In May 2005, we amended our credit agreement to extend the term by one year to June 2008 and reduce letter of credit fees and revolver borrowing interest. The credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.5 billion as of December 31, 2005), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2005, we had no borrowings and $268 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $482 million or 64% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.25% at December 31, 2005) or a eurodollar rate (4.39% at December 31, 2005), plus an applicable margin. The applicable margin at December 31, 2005 was 1.50% in the case of the eurodollar rate, but varies based on credit facility availability. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at December 31, 2005).
      The credit agreement allows up to $250 million in letters of credit outside the credit agreement for crude oil purchases from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incur fees at an annual rate of 1.25% while secured or 1.38% while unsecured. As of December 31, 2005, we had $88 million in letters of credit outstanding under this agreement.
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

6 1/4% Senior Notes Due 2012
      On November 16, 2005, Tesoro issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

6 5/8% Senior Notes Due 2015
      On November 16, 2005, Tesoro issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

Senior Secured Term Loans
      In April 2005, we voluntarily prepaid the remaining $96 million outstanding principal balance of our senior secured term loans at a prepayment premium of 1%. The prepayment resulted in a pretax charge during the 2005 second quarter of approximately $3 million, consisting of the write-off of unamortized debt issuance costs and the 1% prepayment premium.

8% Senior Secured Notes Due 2008
      In April 2003, Tesoro issued $375 million aggregate principal amount of 8% senior secured notes due April 15, 2008. On November 16, 2005, Tesoro repurchased $366 million of the notes, in connection with the notes offering described above. In addition, the indenture for the notes was amended to remove substantially all of the covenants. The remaining $9 million outstanding balance of the notes has no sinking fund requirements and is subject to optional redemption by Tesoro, beginning April 15, 2006, at a premium of 4%

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through April 14, 2007, and at par thereafter. The notes are secured by substantially all of Tesoro’s refining property, plant and equipment and are guaranteed by substantially all of Tesoro’s active subsidiaries. The notes were issued at 98.994% of par, resulting in net proceeds of $371.2 million before debt issuance costs. The effective interest rate on the notes is 8.25%, after giving effect to the discount.

9 5/8% Senior Subordinated Notes Due 2012
      In April 2002, Tesoro issued $450 million principal amount of 9 5/8% senior subordinated notes due April 1, 2012. On November 16, 2005, Tesoro repurchased $415 million of the outstanding $429 million notes, in connection with the notes offering described above. In addition, the indenture for the notes was amended to remove substantially all of the covenants. The remaining $14 million outstanding balance of the notes matures in April 2012, has no sinking fund requirements and is subject to optional redemption by Tesoro, beginning April 1, 2007 at premiums of 4.8% through March 31, 2008. The notes are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

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

Capital Lease Obligations
      Our capital lease obligations are comprised primarily of 30 retail stations that we sold and leased-back in 2002 with initial terms of 17 years, with four 5-year renewal options. The portions of the leases attributable to land are classified as operating leases, and the portions attributable to depreciable buildings and equipment are classified as capital leases. The combined present value of minimum lease payments related to the leased buildings and equipment totaled $22 million at December 31, 2005. Tesoro also has other capital leases for tugs and barges used to transport petroleum products, over varying terms ending in 2006 through 2010, in which the combined present value of minimum lease payments totaled $8 million at December 31, 2005. Capital lease obligations included in debt totaled $31 million and $26 million at December 31, 2005 and 2004, respectively.
      At December 31, 2005 and 2004, the total cost of assets under capital leases was $41 million gross (accumulated amortization of $14 million) and $35 million gross (accumulated amortization of $12 million), respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum annual lease payments, including interest, as of December 31, 2005 for capital leases were (in millions):

2006	$6
2007	5
2008	5
2009	4
2010	5
Thereafter	30

Total minimum lease payments	55
Less amount representing interest	24

Capital lease obligations	$31

NOTE F — STOCKHOLDERS’ EQUITY
      Our credit agreement and senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.

Common Stock Repurchase Program
      In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During 2005, we repurchased 240,000 shares of common stock for $14 million under the program, or an average cost per share of $58.83.

Cash Dividends
      On February 2, 2006, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 15, 2006 to shareholders of record on March 1, 2006. In both June and September 2005, we paid a quarterly cash dividend on common stock of $0.05 per share and in December 2005, we paid a quarterly cash dividend on common stock of $0.10 per share.
      See Note N for information relating to stock-based compensation and common stock reserved for exercise of options.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — INCOME TAXES
      The income tax provision was comprised of (in millions):

	2005	2004	2003

Current:
Federal	$195	$104	$(8)
State	52	12	—
Deferred:
Federal	71	78	53
State	6	25	2

Income Tax Provision	$324	$219	$47

      We provide deferred income taxes and benefits for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2005 and 2004 were (in millions):

	2005	2004

Deferred Tax Assets:
Alternative minimum tax credits	$56	$96
Accrued pension and other postretirement benefits	61	68
Other accrued employee costs	5	7
Accrued environmental remediation liabilities	11	10
Other accrued liabilities	33	28

Total Deferred Tax Assets	$166	$209

Deferred Tax Liabilities:
Accelerated depreciation and property related items	$427	$388
Deferred maintenance costs, including refinery turnarounds	36	34
Amortization of intangible assets	27	29
LIFO inventory	38	48
Other	5	—

Total Deferred Tax Liabilities	$533	$499

      The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2005	2004

Current Assets	$22	$3
Noncurrent Liabilities	$389	$293
      The realization of deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize the deferred tax assets, and therefore, we did not record a valuation allowance as of December 31, 2005 or 2004.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense follows (in millions):

	2005	2004	2003

Income Taxes at U.S. Federal Statutory Rate	$291	$191	$43
Effect of:
State income taxes, net of federal income tax effect	35	24	6
Manufacturing activities deduction	(7)	—	—
State tax credits, net	—	—	(5)
Other	5	4	3

Income Tax Provision	$324	$219	$47

      As of December 31, 2005, Tesoro had approximately $56 million of alternative minimum tax credits that we carry forward indefinitely and no Federal net operating loss carry-forwards. Our filing of the 2002 tax return and the carryback of the net operating loss resulted in the receipt of refunds of $51 million during 2003.
NOTE H — RECEIVABLES
      Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising Tesoro’s customer base and their dispersion across various industry groups and geographic areas of operations. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral arrangements. We include an allowance for doubtful accounts as a reduction in our trade receivables, which amounted to $5 million at both December 31, 2005 and 2004, respectively.
NOTE I — INVENTORIES
      Components of inventories at December 31, 2005 and 2004 were (in millions):

	2005	2004

Crude oil and refined products, at LIFO cost	$882	$560
Oxygenates and by-products, at the lower of FIFO cost or market	14	6
Merchandise	9	9
Materials and supplies	48	41

Total Inventories	$953	$616

      Inventories valued at LIFO cost were less than replacement cost by approximately $687 million and $385 million, at December 31, 2005 and 2004, respectively.
NOTE J — GOODWILL AND ACQUIRED INTANGIBLES
      SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could have a material effect on the

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying amount of goodwill. Goodwill included $84 million in refining and $5 million in retail at both December 31, 2005 and 2004.
      The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Air emissions credits	$99	$13	$86	$99	$10	$89
Refinery permits and plans	11	2	9	11	2	9
Customer agreements and contracts	39	21	18	39	17	22
Other intangibles	9	3	6	9	2	7

Total	$158	$39	$119	$158	$31	$127

      The weighted average estimated lives of acquired intangible assets are: air emission credits — 28 years; refinery permits and plans — 22 years; customer agreements and contracts — 14 years; and other intangible assets — 20 years. Amortization expense of acquired intangible assets amounted to $8 million, $11 million and $10 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our estimated amortization expense for each of the following five years is: 2006 — $7 million; 2007 — $6 million; 2008 — $6 million; 2009 — $6 million; and 2010 — $6 million.
NOTE K — OTHER NONCURRENT ASSETS
      Other noncurrent assets at December 31, 2005 and 2004 consisted of (in millions):

	2005	2004

Deferred maintenance costs, including refinery turnarounds, net of amortization	$113	$99
Debt issuance costs, net of amortization	17	31
Prepaid pension costs	47	—
Intangible pension asset	5	6
Notes receivable from employees	2	2
Other assets, net of amortization	23	24

Total Other Assets	$207	$162

      Prepaid pension costs as of December 31, 2005 reflect our contributions made to our pension plan that exceeded amounts that were recognized as pension expense during 2005 (see Note M). Notes receivable from employees includes two non-interest bearing notes due from an employee who subsequently became an executive officer with remaining terms of 3 and 5 years. These two notes, which totaled approximately $1 million at both December 31, 2005 and 2004, were assumed in connection with the acquisition of our California refinery in May 2002.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE L — ACCRUED LIABILITIES
      The Company’s current accrued liabilities and noncurrent other liabilities at December 31, 2005 and 2004 included (in millions):

	2005	2004

Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$139	$103
Income taxes payable	7	61
Employee costs	70	54
Interest	16	28
MTBE facility lease termination obligation	30	6
Environmental liabilities	9	11
Other	57	40

Total Accrued Liabilities — Current	$328	$303

Other Liabilities — Noncurrent:
Pension and other postretirement benefits	$174	$175
MTBE facility lease termination obligation	—	22
Asset retirement obligations	43	1
Environmental liabilities	23	23
Other	35	26

Total Other Liabilities — Noncurrent	$275	$247

      As part of our California refinery acquisition in 2002, we acquired an operating lease for an MTBE production facility. We accrued the termination obligation because California state regulations required the phase-out of MTBE on December 31, 2003. During the 2005 fourth quarter, we made the determination to terminate the MTBE facility lease during the first quarter of 2006. Under the terms of the lease agreement, we will make a final payment of approximately $30 million upon termination, which is included in current accrued liabilities above.
NOTE M — BENEFIT PLANS

Pension and Other Postretirement Benefits
      Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. We provide a qualified noncontributory retirement plan for all eligible employees. Benefits are based on years of service and compensation. Although Tesoro has no minimum required contribution obligation to its funded employee retirement plan under applicable laws and regulations in 2006, we expect to contribute approximately $25 million to the plan in 2006. We also had no minimum required obligation in 2005, however, we voluntarily contributed $95 million in 2005. Plan assets are primarily comprised of common stock and bond funds.
      Tesoro’s unfunded executive security plan provides certain executive officers and other key personnel with supplemental death or retirement benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. During December 2003, we terminated our funded executive security plan, resulting in a write-off of unamortized prepaid pension costs of $7 million and a plan curtailment contribution of $1 million. We made additional contributions of $3 million to the funded plan in 2003.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tesoro had previously established an unfunded non-employee director retirement plan that provided eligible directors retirement payments upon meeting certain age and other requirements. In 1997, that plan was frozen with accrued benefits of current directors transferred to the board of directors phantom stock plan (see Note N). After the amendment and transfer, only those retired directors or beneficiaries who had begun to receive benefits remained participants in the previous plan.
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
      Our retiree medical plan provides prescription drug benefits, which were affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), signed in to law in December 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effect of the subsidy resulted in a $10 million reduction in our benefit obligation as of December 31, 2004 and is included as an actuarial gain in other postretirement benefits in the table below. We expect to receive approximately $200,000 annually in federal subsidy receipts for the years 2006 through 2010 and an aggregate $2 million for the years 2011 through 2015.
      We use December 31 as the measurement date for all of our defined benefit pension and post retirement plans. Changes in benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits, reconciled to amounts in the consolidated balance sheets as of December 31, 2005 and 2004, were (in millions):

			Other
	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Change in benefit obligations:
Benefit obligations at beginning of year	$218	$181	$149	$137
Service cost	19	16	9	8
Interest cost	13	12	9	8
Actuarial (gain) loss	22	19	30	(1)
Benefits paid	(13)	(10)	(3)	(3)
Curtailments and settlements	(6)	—	—	—
Plan amendments	4	—	—	—
Special termination benefits	2	—	—	—

Benefit obligations at end of year	259	218	194	149

Change in plan assets:
Fair value of plan assets at beginning of year	130	75	—	—
Actual return on plan assets	13	12	—	—
Employer contributions	95	53	3	3
Benefits paid	(13)	(10)	(3)	(3)

Fair value of plan assets at end of year	225	130	—	—

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Funded status	(34)	(88)	(194)	(149)
Unrecognized prior service cost	12	11	2	2
Unrecognized net actuarial loss	56	44	40	11

Prepaid (accrued benefit) cost	$34	$(33)	$(152)	$(136)

Amounts included in consolidated balance sheets:
Other assets	$48	$—	$—	$—
Intangible asset	5	6	—	—
Accrued and other liabilities	(21)	(39)	(152)	(136)
Accumulated other comprehensive loss	2	—	—	—

Net asset (liability) amount recognized	$34	$(33)	$(152)	$(136)

      The combined accumulated benefit obligations for our retirement plans was $209 million and $169 million at December 31, 2005 and 2004, respectively. At December 31, 2005, our contributions to the funded employee retirement plan exceeded the plan’s associated net periodic benefit expense resulting in a prepaid pension cost asset of $47 million. Further, the accumulated benefit obligation of the executive security plan exceeded the fair value of plan assets resulting in the recognition of an additional minimum liability of $8 million, an intangible asset of $5 million and accumulated other comprehensive loss, net of tax benefit of $2 million. At December 31, 2004 the accumulated benefit obligation of the funded employee retirement plan and executive security plan exceeded the fair value of plan assets, and we recognized an additional minimum liability and an intangible asset of $6 million.
      The components of pension and postretirement benefit expense included in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 were (in millions):

				Other Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit expense:
Service cost	$19	$16	$15	$9	$8	$8
Interest cost	13	12	11	9	8	8
Expected return on plan assets	(11)	(7)	(7)	—	—	—
Amortization of prior service cost	2	2	1	—	—	—
Recognized net actuarial loss	4	2	5	—	—	—
Curtailments and settlements	—	—	9	—	—	—
Special termination benefits	2	(1)	6	—	—	1

Net periodic benefit expense	$29	$24	$40	$18	$16	$17

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant assumptions included in estimating Tesoro’s pension and other postretirement benefits obligations were:

				Other Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Projected Benefit Obligation:
Assumed weighted average % as of December 31:
Discount rate	5.50	5.75	6.25	5.50	5.75	6.25
Rate of compensation increase	3.23	3.43	3.78	—	—	—
Net Periodic Pension Cost:
Assumed weighted average % as of December 31:
Discount rate	5.75	6.25	6.05	5.75	6.25	6.50
Rate of compensation increase	3.70	3.89	4.32	—	—	—
Expected return on plan assets	8.50	8.50	8.04	—	—	—
      The expected return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.
      The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2005	2004

Health care cost trend rate assumed for next year	10.00%	7.86%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligations	$36	$(28)
      Our pension plans follow an investment return approach in which investments are allocated to broad investment categories, including equities, debt and real estate, to maximize the long-term return of the plan assets at a prudent level of risk. The target allocations for the pension plan’s assets were 70% equity securities (with sub-category allocation targets), 24% debt securities and 6% real estate. The weighted-average asset allocations in our pension plans at December 31, 2005 and 2004, were:

	Plan Assets
	at
	December 31,

Asset Category	2005	2004

Equity Securities	71%	72%
Debt Securities	25	23
Real Estate	4	5

Total	100%	100%

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our other postretirement benefit plans contained no assets at December 31, 2005 and 2004.
      The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2006	$16	$4
2007	19	5
2008	22	5
2009	25	6
2010	27	7
2011-2015	165	53

Thrift Plan and Retail Savings Plan
      Tesoro sponsors an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Tesoro matches 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in Tesoro’s common stock. The maximum matching contribution is 6% for employees covered by the collective bargaining agreement at the California refinery. Participants are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions to the thrift plan amounted to $15 million, $13 million and $11 million during 2005, 2004 and 2003, respectively, of which $8 million, $6 million and $1 million consisted of treasury stock reissuances in 2005, 2004 and 2003, respectively.
      Tesoro sponsors a savings plan, in lieu of the thrift plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, Tesoro also contributes an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Participants are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions amounted to $0.4 million during 2005, 2004 and 2003, of which $0.1 million consisted of treasury stock reissuances in 2005 and 2004.
NOTE N — STOCK-BASED COMPENSATION
      Effective January 1, 2004, we adopted the preferable fair value method of accounting for stock-based compensation, as prescribed in SFAS No. 123. We selected the “modified prospective method” of adoption described in SFAS No. 148 recognizing compensation cost as if the fair value method of SFAS No. 123 had been applied from its original effective date. Prior to January 1, 2004, we accounted for stock options using the intrinsic value method prescribed in APB Opinion No. 25. Under the intrinsic value method, we did not recognize compensation cost for our stock options. See Note A for additional information, including the pro forma effects, had compensation cost been determined based on fair values at the grant dates of awards during 2003 in accordance with SFAS No. 123. On January 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In connection with this standard, we adopted the fair value method for our outstanding phantom stock options resulting in an after-tax charge of $0.2 million during 2005. Total compensation expense for all stock-based

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards for 2005 and 2004 totaled $26 million and $14 million, respectively. Stock-based compensation included charges totaling $5 million and $2 million during 2005 and 2004, respectively, associated with the termination and retirement of certain executive officers. The income tax benefit realized from tax deductions associated with option exercises totaled $27 million and $4 million during 2005 and 2004, respectively.

Incentive Stock Plans
      We have two employee incentive stock plans, the Amended and Restated Executive Long-Term Incentive Plan and the Key Employee Stock Option Plan, as amended. We also have the 1995 Non-Employee Director Stock Option Plan, as amended. At December 31, 2005, Tesoro had 5,041,010 shares of unissued common stock reserved for these plans.
      Under the Amended and Restated Executive Long-Term Incentive Plan, shares of common stock may be granted in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. Tesoro may grant up to 9,250,000 shares under this plan, of which up to 1,500,000 shares in the aggregate may be granted as restricted stock, performance shares and performance units. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted generally become exercisable after one year in 25% or 33% annual increments and expire ten years from the date of grant. Options granted under the plan may not be repriced without stockholder approval. The plan will expire, unless earlier terminated, as to the issuance of awards in September 2008. At December 31, 2005, Tesoro had 762,359 shares available for future grants under this plan.
      The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. We granted stock options to purchase 797,000 shares of common stock, of which 236,719 shares were outstanding at December 31, 2005, which become exercisable one year after grant in 25% annual increments. The options expire ten years after the date of grant. The board of directors has suspended any future grants under this plan.
      The 1995 Non-Employee Director Stock Option Plan provides for the grant of up to 450,000 nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. This plan will expire, unless earlier terminated, as to the issuance of awards in February 2010. At December 31, 2005, Tesoro had 136,000 options outstanding and 242,000 shares available for future grants under this plan.
      A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(In Millions)

Outstanding at January 1, 2005	5,887	13.35	6.0 years	$109
Granted	814	34.33
Exercised	(2,503)	12.23
Forfeited or expired	(161)	22.95

Outstanding at December 31, 2005	4,037	$17.90	6.3 years	$176

Exercisable at December 31, 2005	2,648	$12.68	5.1 years	$129

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total compensation cost recognized for all outstanding stock options totaled $15 million and $8 million during 2005 and 2004, respectively. Prior to 2004 we accounted for stock options using the intrinsic value method and therefore did not record compensation costs for our stock options. Total unrecognized compensation cost related to non-vested stock options totaled $15 million as of December 31, 2005, which is expected to be recognized over a weighted-average period of 1.9 years.
      We amortize the estimated fair value of stock options granted over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted during 2005, 2004 and 2003 was $18.52, $13.01 and $6.73, respectively. The total intrinsic value for options exercised during 2005, 2004 and 2003 was $70 million, $15 million and $0.3 million, respectively. We estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
      Tesoro’s weighted average assumptions are presented below:

	Historical

	2005	2004	Pro forma 2003

Expected life (years)	7	7	7
Expected volatility	45% – 49%	42% – 43%	57% – 121%
Weighted average volatility	48%	43%	118%
Risk-free interest rate	4.0%	4.3%	3.4%
      In June 2005, we began paying a quarterly cash dividend on common stock of $0.05 per share which was increased to $0.10 per share in December 2005. The expected dividend yield from June 2005 through December 2005 ranged from 0.16% to 0.24%.

Restricted Stock
      Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, we may grant up to 1,500,000 restricted shares of our common stock to eligible employees subject to certain terms and conditions. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Our restricted shares vest in three and five year increments assuming continued employment at the vesting dates. Effective January 1, 2005 in connection with the requirements of SFAS No. 123, we eliminated unearned compensation of $11 million against additional paid-in capital and common stock in the December 31, 2004 consolidated balance sheet and statements of consolidated stockholders’ equity. A summary of our restricted stock activity is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date Fair
	Restricted Shares	Value

Nonvested at January 1, 2005	658	$19.32
Granted	104	33.23
Vested	(109)	21.92
Forfeited	(26)	29.35

Nonvested at December 31, 2005	627	$20.75

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total compensation cost recognized for our outstanding restricted stock totaled $4 million and $2 million during 2005 and 2004, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $9 million as of December 31, 2005, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted shares vested during 2005 was $4 million.

Director Compensation Plan
      The 2005 Director Compensation Plan was approved at Tesoro’s annual meeting of stockholders held in May 2005. The plan provides for the grant of up to 50,000 shares of common stock to eligible non-employee directors of Tesoro. We granted 1,631 shares of common stock during 2005 at a weighted-average grant-date price per share of $53.94.

Non-Employee Director Phantom Stock Plan
      Under the Non-Employee Director Phantom Stock Plan, a yearly credit of $7,250 is made in units to an account of each non-employee director, based upon the closing market price of Tesoro’s common stock on the date of credit, which vests with three years of service. A director also may elect to have the value of his cash retainer fee deposited quarterly into the account as units that are immediately vested. Retiring directors who are committee chairpersons receive an additional $5,000 credit to their accounts. Certain non-employee directors also received a credit in their accounts in 1997, arising from the transfer of their lump-sum accrued benefit under the frozen Director Retirement Plan. The value of each vested account balance, which is a function of changes in market value of Tesoro’s common stock, is payable in cash commencing at termination or at retirement, death or disability. Payments may be made as a total distribution or in annual installments, not to exceed ten years. The Non-Employee Director Phantom Stock Plan resulted in expenses of $2 million, $1 million, 0.5 million for the years 2005, 2004 and 2003, respectively.

Phantom Stock Options
      Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, Tesoro’s chief executive officer also holds 175,000 phantom stock options, which were granted in 1997 with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $16.9844 per share. At December 31, 2005, all of the phantom stock options were exercisable. Upon exercise, the chief executive officer would be entitled to receive, in cash, the difference between the fair market value of the common stock on the date of the phantom stock option grant and the fair market value of common stock on the date of exercise. At the discretion of the Compensation Committee of the Board of Directors, these phantom stock options may be converted to traditional stock options under the Amended and Restated Executive Long-Term Incentive Plan. Total compensation expense recognized for this award during 2005 and 2004 amounted to $5 million and $3 million, respectively. No compensation expense had been recorded for this award prior to 2004, as our stock price had not exceeded the grant date price for this award.

2006 Long-Term Stock Appreciation Rights Plan
      In February 2006, our Board of Directors approved the 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant. The term of a SAR granted under the SAR Plan shall be determined by the Compensation Committee provided that no SAR shall be exercisable on or after the tenth anniversary date of its grant. In February 2006, we granted 314,110 SARs at 100% of the fair value of Tesoro’s common stock on the grant date of $66.61 per share.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	COMMITMENTS AND CONTINGENCIES

Operating Leases
      Tesoro has various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters and equipment and other facilities used in the storage, transportation, production and sale of feedstocks and refined products. These leases have remaining primary terms up to 38 years, with terms of certain rights-of-way extending up to 25 years, and generally contain multiple renewal options.
      We have long-term charters with remaining terms up through May 2010 for three U.S. flagged ships and two foreign-flagged ships, used to transport crude oil and products. The aggregate annual commitments on these charters range from $29 million to $61 million over the remaining terms.
      Tesoro has operating leases for most of its retail gas station sites with primary remaining terms up to 38 years, and generally containing renewal options. Our aggregate annual lease commitments for the sites total approximately $8 million to $10 million over the next five years. These leases include the 30 retail stations that we sold and leased back in 2002 with initial terms of 17 years and four five-year renewal options. We classified the portion of each lease attributable to land as an operating lease, and the portion attributable to depreciable buildings and equipment as a capital lease (See Note E). Tesoro also has an agreement with Wal-Mart to build and operate retail gas stations at selected existing and future Wal-Mart stores in the western United States. Under the agreement, each site is subject to a lease with a ten-year primary term and an option, exercisable at our discretion, to extend a site’s lease for two additional five-year options.
      As of December 31, 2005, we leased Tesoro’s corporate headquarters from a limited partnership, in which we owned a 50% limited interest. In February 2006, the limited partnership sold the building to a third-party resulting in a gain to Tesoro of $5 million. We continue to lease our corporate headquarters from the third-party with an initial lease term through 2014 and two five-year renewal options. Our total rent expense includes lease payments and operating costs paid to the partnership totaling $4 million, $3 million and $3 million in 2005, 2004 and 2003, respectively. We accounted for Tesoro’s interest in the partnership using the equity method of accounting, and our consolidated balance sheets did not include the partnership’s assets, primarily land and buildings, totaling approximately $16 million and debt of approximately $13 million.
      Tesoro’s minimum annual lease payments as of December 31, 2005, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters	Other	Total

2006	$61	$61	$122
2007	59	52	111
2008	42	39	81
2009	29	27	56
2010	12	22	34
Thereafter	—	134	134
      Total rental expense for short-term and long-term operating leases, excluding marine charters, amounted to approximately $52 million in 2005, $44 million in 2004, and $49 million in 2003. We also enter into various short-term charters for vessels to transport refined products to and from our refineries and terminals and to deliver products to customers. Total marine charter expense was $117 million in 2005, $68 million in 2004 and $61 million in 2003. See Note E for information related to capital leases.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Obligations and Other Commitments
      Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to 18 months with renewal provisions. Prices under the term agreements generally fluctuate with market prices. Assuming actual market crude oil prices as of December 31, 2005, ranging from $54 per barrel to $64 per barrel, our minimum crude supply commitments, for the next two years would approximate $4.2 billion in 2006 and $389 million in 2007. We also purchase crude oil at market prices under short-term renewable agreements and in the spot market. In addition to these purchase commitments, we also have contractual capital spending commitments, primarily for refinery improvements and environmental projects totaling approximately $63 million in 2006.
      We also have long-term take-or-pay commitments to purchase services associated with the operation of our refineries, primarily for chemical supplies. We also will make a final payment of $30 million in 2006 related to terminating a deactivated MTBE plant lease located at our California refinery (see Note L). In addition, we have a power supply agreement through 2012 at the California refinery, which requires minimum payments through July 2007 that vary based on market prices for electricity. Assuming estimated future market prices of electricity, minimum payments for the next two years would approximate $50 million in 2006 and $28 million in 2007. The minimum annual payments under our service contracts, including the termination payment for the deactivated MTBE plant and the power supply agreement are estimated to total $106 million in 2006, $58 million in 2007, $30 million in 2008, $29 million in 2009, and $28 million in 2010. The remaining minimum commitment totals approximately $89 million over 15 years. Tesoro paid approximately $90 million, $92 million and $92 million in 2005, 2004 and 2003, respectively, under these take-or-pay contracts.

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

Environmental Liabilities
      We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2005, our accruals for environmental expenses totaled $32 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
      During 2005, we continued settlement discussions with the California Air Resources Board (“CARB”) concerning a notice of violation (“NOV”) we received in October 2004. The NOV, issued by CARB, alleges that Tesoro offered eleven batches of gasoline for sale in California that did not meet CARB’s gasoline exhaust emission limits. In January 2006, we executed a Settlement Agreement and Release with CARB which requires us to pay a civil penalty of $325,000 to resolve this matter. A reserve for the settlement of the NOV is included in the $32 million of environmental accruals referenced above.
      In 2005, we received two NOVs from the Bay Area Air Quality Management District. The Bay Area Air Quality Management District alleged we violated certain air quality emission limits as a result of a mechanical failure of one of our boilers at our California refinery in January 2005. On January 26, 2006, we entered into a Settlement Agreement and Release with the District and the District Attorney of Contra Costa County, California. In exchange for the release of allegations based upon certain air quality emission limits and provisions of the California Health and Safety Code, we paid a civil penalty of $1.1 million. A reserve for the settlement of the NOVs is included in the $32 million of environmental accruals referenced above.
      We have undertaken an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. Based on our spending in 2005, the remaining cost estimate for the active wastewater units investigation is approximately $300,000. A reserve for this matter is included in the $32 million of environmental accruals referenced above.
      On October 24, 2005, we received an NOV from the EPA. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made without a permit in violation of the Clean Air Act. We are investigating the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for the settlement of the NOV is included in the $32 million of environmental accruals referenced above.
      On February 28, 2006, we received an offer of settlement from the Bay Area Air Quality Management District. The District has offered to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 for $275,000. The NOVs allege violations of various air quality requirements at the California refinery. A reserve for the settlement of the NOVs is included in the $32 million of environmental accruals referenced above.

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
      We are a defendant, along with other manufacturing, supply and marketing defendants, in eleven pending cases alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or the likelihood of the ultimate resolution of these matters at this time, and accordingly have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
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

Environmental Capital Expenditures
      EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. To meet the revised gasoline standard, we spent $28 million in 2005. Our California, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We currently estimate we will make additional capital improvements of approximately $8 million at our Utah refinery from 2008 through 2009, that will permit the Utah refinery to produce gasoline meeting the sulfur limits imposed by the EPA.
      EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards will become effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $46 million in 2005 to meet the revised diesel fuel standards, and based on our latest engineering estimates, we expect to spend approximately $71 million in additional capital improvements through 2007. Included in the estimate are capital projects to manufacture additional quantities of low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $53 million through 2007. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new non-road diesel fuel standards.
      We expect to spend approximately $1 million in capital improvements in 2006 at our Washington refinery to comply with the Maximum Achievable Control Technologies standard for petroleum refineries (“Refinery MACT II”). We spent approximately $17 million during 2005.
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
      In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We spent $2 million in 2005 and currently estimate we will make additional capital improvements of approximately $30 million through 2010 to satisfy the requirements of the Consent Decree. This cost estimate is subject to further review and analysis.
      During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to (i) lower emissions and (ii) increase overall efficiency by lowering operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We spent $3 million during 2005 for this project, and we currently estimate that we will spend approximately $272 million through the fourth quarter of 2007. This cost estimate is subject to further review and analysis.
      We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $15 million in 2005 for these related projects at our California refinery, and we currently estimate that we will make additional capital improvements of approximately $109 million through 2010. This cost estimate is subject to further review and analysis.
      Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, retail gasoline stations (operating and closed

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
locations) and petroleum product terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.

Claims Against Third-Parties
      Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered into a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). Each of the contracts contained a provision for price adjustments by the DESC. The federal acquisition regulations control how prices may be adjusted, and we and many other suppliers have filed in separate suits in the Court of Federal Claims contesting the DESC’s price adjustments prior to 1999. We and the other suppliers seek recovery of approximately $3 billion in underpayment for fuel. Our share of that underpayment totals approximately $165 million, plus interest. We alleged that the DESC’s price adjustments violated federal regulations by not adjusting the sales price of fuel based on changes to each supplier’s established prices or costs, as the Court of Federal Claims had held in prior rulings on similar contracts. The Court of Federal Claims granted partial summary judgment in our favor on that issue, but the Court of Appeals for the Federal Circuit has reversed and ruled that DESC’s prices did not need to be tied to changes in a specific supplier’s prices or costs. We have also asserted other grounds to challenge the DESC contract pricing formulas, and we are evaluating our position with respect to further litigation on those additional grounds. We cannot predict the outcome of these further actions.
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
      In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through December 2005. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through December 2005.
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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters
					Total
	First	Second	Third	Fourth	Year

	(In millions except per share amounts)
2005
Revenues	$3,171	$4,033	$5,017	$4,360	$16,581
Operating Income	$78	$337	$392	$220	$1,027
Net Earnings	$28	$184	$226	$69	$507
Net Earnings Per share:
Basic	$0.41	$2.69	$3.29	$1.00	$7.44
Diluted	$0.40	$2.62	$3.20	$0.97	$7.20
2004
Revenues	$2,430	$3,155	$3,288	$3,389	$12,262
Operating Income	$126	$396	$161	$30	$713
Net Earnings	$50	$213	$65	$—	$328
Net Earnings Per Share:
Basic	$0.78	$3.26	$0.98	$—	$5.01
Diluted	$0.75	$3.11	$0.93	$—	$4.76
      During the fourth quarter of 2005, we incurred pretax charges of $92 million consisting of tender and redemption premiums and the write-off of unamortized debt issuance costs and discount in connection with the refinancing of our 9 5/8% senior subordinated notes and 8% senior secured notes (see Note E). During the fourth quarter of 2004, we incurred stock-based compensation expenses related to the announced retirement of certain executive officers totaling $2 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act. During the fourth quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      Management assessed the effectiveness of internal controls over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2005, the Company’s internal control over financial reporting is effective. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tesoro Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Tesoro Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
San Antonio, Texas
March 6, 2006

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required under this Item will be contained in the Company’s 2006 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.
      You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required under this Item will be contained in the Company’s 2006 Proxy Statement, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information required under this Item will be contained in the Company’s 2006 Proxy Statement, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required under this Item will be contained in the Company’s 2006 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information required under this Item will be contained in the Company’s 2006 Proxy Statement, incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
      3. Exhibits

Exhibit
Number			Description of Exhibit

2.1		—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2		—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6		—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
3.1		—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2		—	By-Laws of the Company, as amended through February 2, 2005 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
*3	.3	—	Amendment to the By-Laws of the Company, effective March 6, 2006.
3.4		—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5		—	Certificate of Designation Establishing a Series A Participating Preferred Stock, dated as of December 16, 1985 (incorporated by reference herein to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.6		—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.7		—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).

Exhibit
Number		Description of Exhibit

3.8	—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).
4.1	—	Form of Coastwide Energy Services, Inc. 8% Convertible Subordinated Debenture (incorporated by reference herein to Exhibit 4.3 to Post-Effective Amendment No. 1 to Registration No. 333-00229).
4.2	—	Debenture Assumption and Conversion Agreement dated as of February 20, 1996, between the Company, Coastwide Energy Services, Inc. and CNRG Acquisition Corp. (incorporated by reference herein to Exhibit 4.4 to Post-Effective Amendment No. 1 to Registration No. 333-00229).
4.3	—	Credit and Guaranty Agreement related to Senior Secured Term Loans Due 2008, dated as of April 17, 2003, among Tesoro Petroleum Corporation, certain subsidiary guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent (incorporated by reference herein to Exhibit 4.11 to Registration Statement No. 333-105783).
4.4	—	First Amendment, dated as of March 15, 2004, to the Credit and Guaranty Agreement of the Senior Secured Term Loans Due 2008, among Tesoro Petroleum Corporation, certain subsidiary guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent, Sole Lead Arranger, Sole Bookrunner and Syndication Agent (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3473).
4.5	—	Pledge and Security Agreement related to Senior Secured Term Loans Due 2008 and 8% Senior Secured Notes due 2008, dated as of April 17, 2003, among Tesoro Petroleum Corporation, certain subsidiary guarantors and Wilmington Trust Company, as Collateral Agent (incorporated by reference herein to Exhibit 4.12 to Registration Statement No. 333-105783).
4.6	—	Collateral Agency Agreement related to Senior Secured Term Loans Due 2008 and 8% Senior Secured Notes due 2008, dated as of April 17, 2003, among Tesoro Petroleum Corporation, certain subsidiary guarantors, Goldman Sachs Credit Partners L.P., The Bank of New York Trust Company and Wilmington Trust Company (incorporated by reference herein to Exhibit 4.13 to Registration Statement No. 333-105783).
4.7	—	Control Agreement related to Senior Secured Tem Loans due 2008 and 8% Senior Secured Notes due 2008, dated as of May 16, 2003, among Tesoro Petroleum Corporation, Wilmington Trust Company, as Collateral Agent, and Frost Bank, as Depositary Agent (incorporated by reference herein to Exhibit 4.14 to Registration Statement No. 333-105783).
4.8	—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.9	—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.10	—	Form of Registration Rights Agreement relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.11	—	Form of Registration Rights Agreement relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

Exhibit
Number			Description of Exhibit

10.1		—	Security Agreement dated as of April 17, 2003, by and between the Company, certain of its subsidiary parties thereto and Bank One NA as Agent (incorporated by reference herein to Exhibit 10.44 to Amendment No. 1 to Registration Statement No. 333-105783).
10.2		—	Third Amended and Restated Credit Agreement, dated as of May 25, 2004, among the Company, Bank of America, N.A. (the syndication agent), Wells Fargo Foothill, LLC (the documentation agent), Bank One, NA (the administrative agent) and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3473).
10.3		—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of September 29, 2004 among the Company, Bank One N.A. (the administrative agent) and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2004, File No. 1-3473).
10.4		—	Affirmation of Loan Documents dated as of September 29, 2004, by and between the Company, certain of its subsidiary parties thereto and Bank One N.A. as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2004, File No. 1-3473).
10.5		—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of May 17, 2005 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-3473).
10.6		—	Affirmation of Loan Documents dated as of May 17, 2005, by and between Tesoro, certain of its subsidiary parties thereto and J.P. Morgan Chase Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-3473).
10.7		—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.8		—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10	.9	—	Amended and Restated Executive Security Plan effective as January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2006, File No. 1-3473).
†10	.10	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.11	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
†10	.12	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.13	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.14	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.15	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.16	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.17	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).
†10	.18	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.19	—	Management Stability Agreement between the Company and W. Eugene Burden dated November 8, 2002 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).
†10	.20	—	Management Stability Agreement between the Company and Claude A. Flagg dated February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.21	—	Amended and Restated Management Stability Agreement between the Company and J. William Haywood dated August 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.22	—	Management Stability Agreement between the Company and Joseph M. Monroe dated November 6, 2002 (incorporated by reference herein to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).
†10	.23	—	Amended and Restated Management Stability Agreement between the Company and Daniel J. Porter dated August 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.24	—	Amended and Restated Management Stability Agreement between the Company and Susan A. Lerette dated February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.25	—	Management Stability Agreement between the Company and Charles S. Parrish dated February 2, 2005 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.26	—	Amended and Restated Management Stability Agreement between the Company and Otto C. Schwethelm dated February 2, 2005 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.27	—	Management Stability Agreement between the Company and G. Scott Spendlove dated January 24, 2002 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.28	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.29	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006, File No. 1-3473).
†10	.30	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.31	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.32	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10	.33	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10	.34	—	Copy of the Company’s Board of Directors Deferred Compensation Plan dated February 23, 1995 (incorporated by reference herein to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.35	—	Copy of the Company’s Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.36	—	Copy of the Company’s Board of Directors Deferred Phantom Stock Plan (incorporated by reference herein to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 1-3473).
†10	.37	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
*†10	.38	—	First Amendment to the 2005 Director Compensation Plan.
†10	.39	—	Phantom Stock Option Agreement between the Company and Bruce A. Smith dated effective October 29, 1997 (incorporated by reference herein to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-3473).
10.40		—	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference herein to Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on February 25, 1987, File No. 1-3473).
10.41		—	Letter dated May 5, 2002 from the Company to the State of California Department of Justice, Office of Attorney General (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on For 8-K filed on May 24, 2002, File No. 1-3473; portions of this document have been omitted pursuant to a request for confidential treatment).
14.1		—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm.
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a)(3) of Form 10-K.
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

TESORO CORPORATION

By	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
Dated: March 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A. SMITH Bruce A. Smith	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2006

/s/ GREGORY A. WRIGHT Gregory A. Wright	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2006

/s/ OTTO C. SCHWETHELM Otto C. Schwethelm	Vice President and Controller (Principal Accounting Officer)	March 7, 2006

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Lead Director	March 7, 2006

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	March 7, 2006

/s/ WILLIAM J. JOHNSON William J. Johnson	Director	March 7, 2006

/s/ A. MAURICE MYERS A. Maurice Myers	Director	March 7, 2006

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	March 7, 2006

/s/ PATRICK J. WARD Patrick J. Ward	Director	March 7, 2006

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	March 7, 2006