Form 10-Q
period 2006-06-30
TESORO CORP /NEW/
filed 2006-08-04
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

There were 68,248,696 shares of the registrant’s Common Stock outstanding at August 1, 2006.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$620	$440
Receivables, less allowance for doubtful accounts	931	718
Inventories	988	953
Prepayments and other	112	104

Total Current Assets	2,651	2,215

PROPERTY, PLANT AND EQUIPMENT
Refining	2,985	2,850
Retail	207	223
Corporate and other	112	107

	3,304	3,180
Less accumulated depreciation and amortization	(790)	(713)

Net Property, Plant and Equipment	2,514	2,467

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	116	119
Other, net	230	207

Total Other Noncurrent Assets	435	415

Total Assets	$5,600	$5,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,293	$1,171
Accrued liabilities	346	328
Current maturities of debt	3	3

Total Current Liabilities	1,642	1,502

DEFERRED INCOME TAXES	432	389
OTHER LIABILITIES	290	275
DEBT	1,039	1,044
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 71,589,637 shares issued (70,850,681 in 2005)	12	12
Additional paid-in capital	829	794
Retained earnings	1,457	1,102
Treasury stock, 2,811,235 common shares (1,548,568 in 2005), at cost	(99)	(19)
Accumulated other comprehensive loss	(2)	(2)

Total Stockholders’ Equity	2,197	1,887

Total Liabilities and Stockholders’ Equity	$5,600	$5,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES	$4,929	$4,033	$8,806	$7,204
COSTS AND EXPENSES:
Costs of sales and operating expenses	4,276	3,601	7,965	6,598
Selling, general and administrative expenses	45	48	85	102
Depreciation and amortization	60	43	120	84
Loss on asset disposals and impairments	5	4	12	5

OPERATING INCOME	543	337	624	415
Interest and financing costs	(21)	(32)	(41)	(64)
Interest income and other	7	—	17	1

EARNINGS BEFORE INCOME TAXES	529	305	600	352
Income tax provision	203	121	231	140

NET EARNINGS	$326	$184	$369	$212

NET EARNINGS PER SHARE:
Basic	$4.79	$2.69	$5.40	$3.13
Diluted	$4.66	$2.62	$5.25	$3.02
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.0	68.3	68.3	67.5
Diluted	69.9	70.1	70.3	70.1
DIVIDENDS PER SHARE	$0.10	$0.05	$0.20	$0.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$369	$212
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	120	84
Amortization of debt issuance costs and discounts	7	9
Write-off of unamortized debt issuance costs	—	2
Loss on asset disposals and impairments	12	5
Stock-based compensation	14	15
Deferred income taxes	43	50
Excess tax benefits from stock-based compensation arrangements	(15)	(20)
Other changes in non-current assets and liabilities	(39)	(31)
Changes in current assets and current liabilities:
Receivables	(208)	(166)
Inventories	(36)	(239)
Prepayments and other	(3)	(21)
Accounts payable and accrued liabilities	145	185

Net cash from operating activities	409	85

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(145)	(116)
Other	2	—

Net cash used in investing activities	(143)	(116)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(86)	—
Dividend payments	(14)	(3)
Repayments of debt	(10)	(98)
Proceeds from stock options exercised	10	26
Excess tax benefits from stock-based compensation arrangements	15	20
Financing costs and other	(1)	(3)

Net cash used in financing activities	(86)	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180	(89)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440	185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$620	$96

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$26	$48
Income taxes paid	$85	$135
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic:
Net earnings	$326	$184	$369	$212

Weighted average common shares outstanding	68.0	68.3	68.3	67.5

Basic Earnings Per Share	$4.79	$2.69	$5.40	$3.13

Diluted:
Net earnings	$326	$184	$369	$212

Weighted average common shares outstanding	68.0	68.3	68.3	67.5
Dilutive effect of stock options and unvested restricted stock	1.9	1.8	2.0	2.6

Total diluted shares	69.9	70.1	70.3	70.1

Diluted Earnings Per Share	$4.66	$2.62	$5.25	$3.02

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C – OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate and unallocated costs are principally general and administrative expenses. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Refining:
Refined products	$4,803	$3,824	$8,530	$6,777
Crude oil resales and other (a)	76	156	179	331
Retail:
Fuel	295	238	508	435
Merchandise and other	39	36	71	67
Intersegment Sales from Refining to Retail	(284)	(221)	(482)	(406)

Total Revenues	$4,929	$4,033	$8,806	$7,204

Segment Operating Income (Loss)
Refining	$593	$381	$718	$513
Retail (b)	(12)	(9)	(24)	(20)

Total Segment Operating Income	581	372	694	493
Corporate and Unallocated Costs	(38)	(35)	(70)	(78)

Operating Income	543	337	624	415
Interest and Financing Costs	(21)	(32)	(41)	(64)
Interest Income and Other	7	—	17	1

Earnings Before Income Taxes	$529	$305	$600	$352

Depreciation and Amortization
Refining	$54	$37	$108	$72
Retail	4	4	8	8
Corporate	2	2	4	4

Total Depreciation and Amortization	$60	$43	$120	$84

Capital Expenditures (c)
Refining	$88	$48	$143	$85
Retail	—	1	1	1
Corporate	6	3	8	30

Total Capital Expenditures	$94	$52	$152	$116

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2006	2005
Identifiable Assets
Refining	$4,523	$4,204
Retail	224	222
Corporate	853	671

Total Assets	$5,600	$5,097

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Retail operating loss for the six months ended June 30, 2006 includes an impairment charge of $4 million related to the sale of 13 retail sites in August 2006.

(c)	Capital expenditures do not include refinery turnaround and other maintenance costs of $20 million and $13 million for the three months ended June 30, 2006 and 2005, respectively, and $51 million and $47 million for the six months ended June 30, 2006 and 2005, respectively.
NOTE D – DEBT
8% Senior Secured Notes Due 2008
On April 17, 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
Credit Agreement
In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($2.0 billion as of June 30, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2006, we had no borrowings and $218 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $532 million or 71% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at June 30, 2006) or a eurodollar rate (5.35% at June 30, 2006), plus an applicable margin. The applicable margin at June 30, 2006 was 1.50% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at June 30, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of June 30, 2006.
The credit agreement allows up to $250 million in letters of credit outside the credit agreement for petroleum inventories from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign petroleum inventories. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of June 30, 2006, we had $140 million in letters of credit outstanding under this agreement. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $2 million and $3 million for the three months ended June 30, 2006 and 2005, respectively, and $4 million for each of the six months ended June 30, 2006 and 2005.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E – STOCKHOLDERS’ EQUITY
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. Under the program, we repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During the six months ended June 30, 2006, we repurchased 1.3 million shares of common stock for $84 million under the program, or an average cost per share of $63.57. As of June 30, 2006, approximately $102 million remained available for future repurchases under the program.
Cash Dividends
On August 1, 2006, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 15, 2006 to shareholders of record on September 1, 2006. In both March and June 2006, we paid a quarterly cash dividend on common stock of $0.10 per share.
Authorized Shares of Common Stock
On May 3, 2006 at our 2006 Annual Meeting, our shareholders approved an increase in the number of authorized shares of common stock from 100 million to 200 million. The additional 100 million authorized shares of common stock have the same rights and privileges as the shares previously authorized.
NOTE F – INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2006	2005
Crude oil and refined products, at LIFO cost	$914	$882
Oxygenates and by-products, at the lower of FIFO cost or market	16	14
Merchandise	9	9
Materials and supplies	49	48

Total Inventories	$988	$953

Inventories valued at LIFO cost were less than replacement cost by approximately $1.2 billion and $687 million, at June 30, 2006 and December 31, 2005, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan and an unfunded non-employee director retirement plan. Although Tesoro has no minimum required contribution obligation to its funded employee retirement plan under applicable laws and regulations in 2006, during the three and six months ended June 30, 2006, we voluntarily contributed $6 million and $13 million, respectively, to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service Cost	$5	$4	$10	$9
Interest Cost	3	3	7	6
Expected return on plan assets	(4)	(2)	(9)	(5)
Amortization of prior service cost	1	1	1	1
Recognized net actuarial loss	1	—	2	1
Curtailments and settlements	—	—	—	3

Net Periodic Benefit Expense	$6	$6	$11	$15

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service Cost	$2	$2	$5	$4
Interest Cost	2	2	5	4
Recognized net actuarial loss	1	—	1	—

Net Periodic Benefit Expense	$5	$4	$11	$8

NOTE H – STOCK-BASED COMPENSATION
Tesoro follows the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	$4	$2	$7	$9
Restricted stock	1	1	2	2
Stock appreciation rights	1	—	2	—
Phantom stock	2	3	3	4

Total Stock-Based Compensation	$8	$6	$14	$15

The six months ended June 30, 2005 included stock-based compensation totaling $5 million associated with the termination and retirement of certain executive officers. The excess income tax benefits realized from tax deductions associated with option exercises totaled $15 million and $20 million for the six months ended June 30, 2006 and 2005, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended June 30, 2006, we granted 552,260 options with a weighted-average exercise price of $67.34. These options generally become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $25 million as of June 30, 2006, which is expected to be recognized over a weighted-average period of 2.1 years. A summary of our outstanding and exercisable options as of June 30, 2006 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	3,879,477	$25.35	6.6 years	$190
Options Exercisable	2,534,215	$14.23	5.4 years	$152
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the six months ended June 30, 2006, we issued 63,050 shares of restricted stock with a weighted-average grant-date fair value of $66.61. These restricted shares vest in annual increments ratably over three years, assuming continued employment at the vesting dates. Total unrecognized compensation cost related to non-vested restricted stock totaled $11 million as of June 30, 2006, which is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2006 we had 597,688 shares of restricted stock outstanding at a weighted-average grant-date fair value of $25.37.
2006 Long-Term Stock Appreciation Rights Plan
In February 2006, our Board of Directors approved the 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant. The term of a SAR granted under the SAR Plan shall be determined by the Compensation Committee provided that no SAR shall be exercisable on or after the tenth anniversary date of its grant. During the six months ended June 30, 2006, we granted 327,610 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant-date fair value of $66.59. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model.
NOTE I – COMMITMENTS AND CONTINGENCIES
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2006, our accruals for environmental expenses totaled $28 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
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

TESORO CORPORATION
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
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery related to the soil and groundwater conditions referenced above. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions. In June 2006, the parties terminated settlement discussions and agreed to proceed with the arbitration. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, and although we cannot provide assurance that we will prevail, we believe that the resolution of the arbitration will not have a material adverse effect on our financial position or results of operations.
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
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $71 million in capital improvements through 2007, $22 million of which was spent during the first six months of 2006. Included in the estimate are capital projects to manufacture additional ultra-low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $53 million through 2007. We spent $9 million during the first six months of 2006. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new diesel fuel standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $10 million over the next three years to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the sellers obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will make additional capital improvements of approximately $30 million through 2010 to satisfy the requirements of the Consent Decree. This cost estimate is subject to further review and analysis.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We previously estimated that we would spend approximately $275 million through the fourth quarter of 2007 for this project. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now anticipate to spend approximately $415 million for this project. The project is currently scheduled to be substantially completed during the fourth quarter of 2007, with spending through the first quarter of 2008. We spent $34 million in the first six months of 2006 and $3 million in 2005. This cost estimate is subject to further review and analysis.
We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We currently estimate that we will spend approximately $110 million through 2010, $8 million of which was spent during the first six months of 2006. This cost estimate is subject to further review and analysis.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through June 2006. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through June 2006.
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
NOTE J – NEW ACCOUNTING STANDARDS
EITF Issue No. 04-13
In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. The provisions of this EITF issue also require the exchange of refined products for feedstocks or blendstocks within the same line of business to be accounted for at fair value if the fair value is determinable within reasonable limits and the transaction has commercial substance as described in SFAS No. 153. Tesoro has historically not exchanged refined products for feedstocks and blendstocks. We adopted the provisions of EITF Issue No. 04-13 on January 1, 2006 for new arrangements entered into, and modifications or renewals of existing arrangements, which did not have a material impact on our financial position or results of operations. Prior to our adoption of EITF Issue No. 04-13, we had entered into a limited number of refined product purchases and sales transactions with the same counterparty which were reported on a gross basis in revenues and costs of sales in the condensed statements of consolidated operations. Refined product sales associated with these arrangements reported on a gross basis totaled $189 million and $335 million for the three months and six months ended June 30, 2005, respectively. Related purchases of refined products, reported on a gross basis, totaled $159 million and $318 million for the three months and six months ended June 30, 2005, respectively.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accounting principle made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of January 1, 2006, which had no impact on our financial position or results of operations.
FIN No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for Tesoro beginning January 1, 2007. We are currently evaluating the impact this standard will have on our financial position and results of operations.
NOTE K – SUBSEQUENT EVENT
In July 2006, our Board of Directors approved the cancellation of a 25,000 barrel-per-day delayed coker unit project at our Washington refinery, which was designed to process a larger portion of lower-cost heavy crude oils or manufacture a larger percentage of higher-value products. The project, originally estimated to cost approximately $250 million, had experienced significant cost escalations in engineering, materials and labor, and no longer met our rate of return objectives. The termination of the delayed coker project will result in estimated charges in the range of approximately $15 million to $25 million in the third quarter of 2006.

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
Significant Capital Projects
In July 2006, we decided to no longer proceed with the installation of a 25,000 barrels per day (“bpd”) delayed coker unit at our Washington refinery, which was designed to process a larger portion of lower-cost heavy crude oils or manufacture a larger percentage of higher-value products. The project, originally estimated to cost approximately $250 million, had experienced significant cost escalations in engineering, materials and labor and no longer met our rate of return objectives. The cost escalations were similar to those that had been announced on other projects both within and outside the energy sector. Our decision to terminate the project is consistent with our commitment to high return projects. The termination of the delayed coker project will result in estimated charges ranging from approximately $15 million to $25 million in the 2006 third quarter.
We plan to continue with units designed to increase the Washington refinery’s sulfur handling capabilities, increase utilization and maintain environmental compliance. These units were included in the overall delayed coker project scope and continue to meet our rate of return objectives. With the ability to process a greater percentage of heavier sour crude oils beginning in 2008, we estimate the Washington refinery will be able to capture up to 20% of the original heavy crude oil benefit of the delayed coker. The sulfur handling units will cost an estimated $55 million and are expected to be completed in the fourth quarter of 2007.
We will continue with the modification of our existing fluid coker unit to a delayed coker unit at our California refinery which will enable us to comply with the terms of an abatement order to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. The benefits include extending the typical coker turnaround cycle from 2.5 years to 5 years and significantly reducing the duration of coker turnarounds. We originally expected to spend approximately $275 million through the fourth quarter of 2007 for this project, of which we have spent $37 million through the second quarter of 2006. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now expect the project cost to be approximately $415 million. The project is currently scheduled to be substantially completed during the fourth quarter of 2007, with spending through the first quarter of 2008.
Our capital spending plan includes the 10,000 bpd diesel desulfurizer unit at our Alaska refinery which will allow us to manufacture ultra-low sulfur diesel. The total cost of the project is estimated to be $55 million through the 2007 second quarter, of which we have spent $13 million through the 2006 second quarter.
All cost estimates are subject to further review and analysis. Total capital spending for 2006 is now expected to be approximately $630 million (including refinery turnarounds and other maintenance costs of approximately $100 million) which is $40 million below our original 2006 capital budget. We are in the process of revising the capital spending plan for 2007 and we expect to release a capital budget during the 2006 fourth quarter.

Share Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. During the first six months of 2006, we repurchased 1.3 million shares of common stock for $84 million. From the inception of the program through June 30, 2006, we have repurchased 1.6 million shares of common stock for $98 million.
Industry Overview
The fundamentals of the refining industry remain strong on both a worldwide and a domestic level. Continued demand growth in developing areas such as India and China, coupled with reduced surplus production capacity within OPEC, and political concerns involving Iran, North Korea and Venezuela have led to high prices for crude and petroleum products. In the U.S., refining margins remain above historical levels, in part due to the following:
•	higher than normal industry maintenance during the first quarter and early second quarter reflecting turnarounds which were postponed in 2005 due to hurricanes Katrina and Rita;

•	the introduction of new lower sulfur requirements for gasoline in January 2006 and diesel in June 2006;

•	the continued downtime at three refineries damaged by the hurricanes and other incidents;

•	stronger reliance on gasoline imports; and

•	continued high gasoline demand.
The outlook for the third quarter also remains strong due to continued gasoline and diesel fuel demand growth in the U.S., historically low finished product inventory levels and favorable heavy to light crude oil differentials. Industry margins on the U.S. west coast in July and early August have averaged approximately 20% higher than the 2005 third quarter.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2005
Summary
Our net earnings were $326 million ($4.79 per basic share and $4.66 per diluted share) for the three months ended June 30, 2006 (“2006 Quarter”), compared with net earnings of $184 million ($2.69 per basic share and $2.62 per diluted share) for the three months ended June 30, 2005 (“2005 Quarter”). For the year-to-date periods, our net earnings were $369 million ($5.40 per basic share and $5.25 per diluted share) for the six months ended June 30, 2006 (“2006 Period”), compared with net earnings of $212 million ($3.13 per basic share and $3.02 per diluted share) for the six months ended June 30, 2005 (“2005 Period”). The increase in net earnings during the 2006 Quarter and 2006 Period was primarily due to higher refined product margins, increased throughput levels and lower interest expense as a result of debt reduction and refinancing in 2005. Net earnings for the 2005 Quarter included aftertax debt prepayment costs totaling $2 million ($0.03 per share). Net earnings for the 2005 Period included charges for executive termination and retirement costs of $6 million aftertax ($0.09 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2006	2005	2006	2005
Revenues
Refined products (a)	$4,803	$3,824	$8,530	$6,777
Crude oil resales and other	76	156	179	331

Total Revenues	$4,879	$3,980	$8,709	$7,108

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Refining Throughput (thousand barrels per day) (b)
California	169	171	160	160
Pacific Northwest
Washington	125	122	117	102
Alaska	52	60	49	59
Mid-Pacific
Hawaii	86	70	86	77
Mid-Continent
North Dakota	53	60	53	58
Utah	59	58	55	53

Total Refining Throughput	544	541	520	509

% Heavy Crude Oil of Total Refinery Throughput(c)	53%	50%	51%	52%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	257	258	246	241
Jet fuel	66	66	67	66
Diesel fuel	129	126	114	108
Heavy oils, residual products, internally produced fuel and other	113	111	114	113

Total Yield	565	561	541	528

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$26.28	$19.23	$20.16	$18.00
Manufacturing cost before depreciation and amortization	$5.56	$5.31	$5.80	$5.42
Pacific Northwest
Gross refining margin	$15.80	$12.08	$11.82	$8.83
Manufacturing cost before depreciation and amortization	$2.41	$2.42	$2.76	$2.76
Mid-Pacific
Gross refining margin	$7.32	$6.71	$5.28	$5.26
Manufacturing cost before depreciation and amortization	$1.77	$2.52	$1.66	$2.06
Mid-Continent
Gross refining margin	$17.32	$10.19	$12.93	$7.82
Manufacturing cost before depreciation and amortization	$2.75	$2.48	$2.95	$2.58
Total
Gross refining margin	$17.88	$13.28	$13.44	$11.00
Manufacturing cost before depreciation and amortization	$3.36	$3.36	$3.55	$3.45

Segment Operating Income
Gross refining margin (after inventory changes) (e)	$858	$640	$1,253	$1,007
Expenses
Manufacturing costs	166	165	335	318
Other operating expenses	38	48	77	87
Selling, general and administrative	5	7	10	14
Depreciation and amortization (f)	54	37	108	72
Loss on asset disposals and impairments	2	2	5	3

Segment Operating Income	$593	$381	$718	$513

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	279	307	275	287
Jet fuel	90	102	90	99
Diesel fuel	133	142	129	133
Heavy oils, residual products and other	82	76	82	72

Total Product Sales	584	627	576	591

Product Sales Margin ($/barrel) (g)
Average sales price	$90.45	$67.06	$82.06	$63.34
Average costs of sales	74.24	56.14	70.09	53.91

Product Sales Margin	$16.21	$10.92	$11.97	$9.43

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $284 million and $221 million for the three months ended June 30, 2006 and 2005, respectively, and $482 million and $406 million for the six months ended June 30, 2006 and 2005, respectively.

(b)	We experienced reduced throughput due to scheduled maintenance turnarounds at the Alaska refinery during the 2006 Quarter and the California refinery during the 2006 first quarter, and unscheduled downtime at the North Dakota refinery during the 2006 Quarter. During the 2005 Quarter, we experienced reduced throughput at the Hawaii refinery due to a scheduled maintenance turnaround. In the 2005 first quarter we experienced reduced throughput at the California and Washington refineries, primarily as a result of scheduled major maintenance turnarounds and unscheduled downtime.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.01 and $0.66 for the three months ended June 30, 2006 and 2005, respectively, and $1.06 and $0.70 for the six months ended June 30, 2006 and 2005, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin includes margins on sales of manufactured and purchased products and the effects of inventory changes. Total product sales were reduced by approximately 23 thousand barrels per day (“Mbpd”) and 21 Mbpd in the 2006 Quarter and 2006 Period, respectively, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis beginning in the 2006 first quarter upon adoption of EITF Issue No. 04-13 (see Note J of the condensed consolidated financial statements in Item 1 for further information.)
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005. Operating income from our refining segment was $593 million in the 2006 Quarter compared to $381 million for the 2005 Quarter. The $212 million increase in our operating income was primarily due to higher gross refining margins. Total gross refining margins increased 35% to $17.88 per barrel in the 2006 Quarter compared to $13.28 per barrel in the 2005 Quarter reflecting higher industry refining margins in all of our regions. The higher industry margins reflect continued strong demand for refined products, limited production capacity in the United States and strong economic growth internationally. Increased turnaround activity in the first quarter of 2006, following the postponement of scheduled turnarounds industry-wide late in 2005 as a result of hurricanes Katrina and Rita, continued into the early part of the

2006 Quarter further tightening supplies. Finally, more stringent sulfur standards for gasoline and diesel and the removal of MTBE as a blendstock nationwide further reduced finished product supplies and helped bolster industry refining margins.
On an aggregate basis total gross refining margins increased to $858 million during the 2006 Quarter from $640 million in the 2005 Quarter, reflecting higher per barrel gross refining margins as described above and slightly increased throughput. Total refining throughput averaged 544 Mbpd in the 2006 Quarter compared to 541 Mbpd during the 2005 Quarter despite a scheduled maintenance turnaround at our Alaska refinery and unscheduled downtime at our North Dakota refinery. Throughput at our Hawaii refinery was up significantly from the 2005 Quarter reflecting a scheduled turnaround in the 2005 Quarter. The increased throughput from Hawaii more than offset the Alaska and North Dakota reductions.
Revenues from sales of refined products increased 26% to $4.8 billion in the 2006 Quarter, from $3.8 billion in the 2005 Quarter, primarily due to significantly higher average product sales prices partially offset by lower product sales volumes. Our average product prices increased 35% to $90.45 per barrel, reflecting the continued strength in market fundamentals. Total product sales averaged 584 Mbpd in the 2006 Quarter, a decrease of 43 Mbpd from the 2005 Quarter, primarily reflecting lower volumes of products purchased for resale and recording certain purchases and sales transactions on a net basis as described in note (g) in the table above. Our average costs of sales increased 32% to $74.24 per barrel during the 2006 Quarter reflecting significantly higher average feedstock prices. Expenses, excluding depreciation and amortization, decreased to $211 million in the 2006 Quarter, compared with $222 million in the 2005 Quarter, primarily as a result of reclassifying certain pipeline and terminal costs of $12 million from other operating costs to costs of sales. Depreciation and amortization increased to $54 million in the 2006 Quarter, compared to $37 million in the 2005 Quarter. During the fourth quarter of 2005, we shortened the estimated lives of the fluid coker unit and certain tanks at our California refinery and recorded asset retirement obligations. The fluid coker unit is being modified to a delayed coker unit. The shortened asset lives and recorded asset retirement obligations resulted in additional depreciation of $11 million during the 2006 Quarter and will increase depreciation in 2006 by approximately $45 million. The increase in depreciation and amortization also reflects increasing capital expenditures.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005. Operating income from our refining segment was $718 million in the 2006 Period compared to $513 million for the 2005 Period. The $205 million increase in our operating income was primarily due to increased gross refining margins and higher throughput levels, partly offset by higher depreciation expense. Total gross refining margins increased to $13.44 per barrel in the 2006 Period compared to $11.00 per barrel in the 2005 Period due to higher industry margins in all of our regions reflecting the same industry trends noted above. Further, industry margins on the U.S. west coast improved significantly during the 2006 second quarter as compared to the 2006 first quarter during which heavy rains impacted demand, and record high industry throughput and gasoline production resulted in higher average inventory levels for finished products and lower finished product prices.
During the 2006 Period, we achieved higher gross refining margins on a per-barrel-basis in all of our regions because of strong industry fundamentals and margins. By comparison, several factors negatively impacted our gross refining margins in 2005. Our gross refining margins in our Pacific Northwest region were negatively impacted during the 2005 first quarter as our Washington refinery completed a scheduled maintenance turnaround of the crude and naphtha reforming units and incurred unscheduled downtime due to outages of certain processing equipment. In addition, our gross refining margins in our Pacific Northwest region during the 2005 Period were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils. Scheduled maintenance and unscheduled downtime at our California refinery during the 2005 first quarter and a scheduled maintenance turnaround at our Hawaii refinery during the 2005 second quarter negatively impacted gross refining margins. In our Mid-Continent region, our Utah refinery was negatively impacted by certain factors primarily during the 2005 first quarter, including higher crude oil costs due to Canadian production constraints and depressed market fundamentals in the Salt Lake City area due to record high first quarter production in PADD IV.
On an aggregate basis, total gross refining margins increased to $1.3 billion during the 2006 Period from $1.0 billion in the 2005 Period, reflecting increased throughput and higher per barrel gross refining margins as described above. Total refining throughput averaged 520 Mbpd in the 2006 Period, an increase of 11 Mbpd from the 2005 Period, primarily as a result of experiencing less scheduled and unscheduled downtime during the 2006 Period. During the 2006 Period, we experienced scheduled refinery turnarounds at our California and Alaska refineries and unscheduled downtime at our North Dakota refinery. We also experienced reduced throughput at our Alaska refinery during the 2006 first quarter as a result of the grounding of our time-chartered vessel which impacted our supply of feedstocks to the refinery. As described above, during the 2005 Period, we experienced scheduled refinery turnarounds at our California, Washington and Hawaii refineries and other unscheduled downtime.
Revenues from sales of refined products increased 25% to $8.5 billion in the 2006 Period, from $6.8 billion in the 2005 Period, primarily due to significantly higher average product sales prices partially offset by slightly lower product sales volumes. Our average product prices increased 30% to $82.06 per barrel reflecting the continued strength in market fundamentals. Total product sales averaged 576 Mbpd in the 2006 Period, a decrease of 15 Mbpd from the 2005 Period, primarily reflecting recording certain purchases and sales transactions on a net basis as described in note (g) in the table above. Our average costs of sales increased 30% to $70.09 per barrel during the 2006 Period, reflecting significantly higher average feedstock prices. Expenses, excluding depreciation and amortization, increased to $427 million in the 2006 Period, compared with $422 million in the 2005 Period, primarily due to higher utilities of $15 million, increased employee costs of $3 million and higher insurance costs of $2 million, partly offset by reclassifying certain pipeline and terminal costs of $16 million from other operating costs to costs of sales. Depreciation and amortization increased to $108 million in the 2006 Period, compared to $72 million in the 2005 Period primarily due to shortening the estimated lives and recording asset retirement obligations of certain assets at our California refinery, as described above, resulting in additional depreciation of $22 million during the 2006 Period. The increase in depreciation and amortization also reflects increasing capital expenditures.
Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2006	2005	2006	2005
Revenues
Fuel	$295	$238	$508	$435
Merchandise and other	39	36	71	67

Total Revenues	$334	$274	$579	$502

Fuel Sales (millions of gallons)	111	117	210	228
Fuel Margin ($/gallon) (a)	$0.10	$0.15	$0.12	$0.13
Merchandise Margin (in millions)	$10	$9	$18	$17
Merchandise Margin (percent of sales)	26%	26%	26%	26%
Average Number of Stations (during the period)
Company-operated	210	214	210	214
Branded jobber/dealer	256	286	259	289

Total Average Retail Stations	466	500	469	503

Segment Operating Loss
Gross Margins
Fuel (b)	$11	$17	$26	$30
Merchandise and other non-fuel margin	11	10	20	18

Total gross margins	22	27	46	48
Expenses
Operating expenses	23	22	45	44
Selling, general and administrative	6	8	12	14
Depreciation and amortization	4	4	8	8
Loss on asset disposals and impairments	1	2	5	2

Segment Operating Loss	$(12)	$(9)	$(24)	$(20)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005. Operating loss for our retail segment was $12 million in the 2006 Quarter, compared to an operating loss of $9 million in the 2005 Quarter. Total gross margins decreased to $22 million during the 2006 Quarter from $27 million in the 2005 Quarter reflecting lower fuel margins per gallon and lower sales volumes. Fuel margin decreased to $0.10 per gallon in the 2006 Quarter compared to $0.15 per gallon in the 2005 Quarter as retail gasoline prices lagged higher wholesale prices. Total gallons sold decreased to 111 million from 117 million, reflecting the decrease in average station count to 466 in the 2006 Quarter from 500 in the 2005 Quarter. The decrease in average station count reflects our continued rationalization of retail assets.
Revenues on fuel sales increased to $295 million in the 2006 Quarter, from $238 million in the 2005 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2006 Quarter due to higher average prices of purchased fuel, partly offset by lower sales volumes.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005. Operating loss for our retail segment was $24 million in the 2006 Period, compared to an operating loss of $20 million in the 2005 Period. The 2006 first quarter included an impairment of $4 million related to the sale of 13 retail sites located in the Pacific Northwest in August 2006. Total gross margins decreased to $46 million during the 2006 Period from $48 million in the 2005 Period primarily reflecting lower sales volumes. Total gallons sold decreased to 210 million from 228 million, reflecting the decrease in average station count to 469 in the 2006 Period from 503 in the 2005 Period. The decrease in average station count reflects our continued rationalization of retail assets. Fuel margin remained flat at $0.12 per gallon in the 2006 Period compared to $0.13 per gallon in the 2005 Period.
Revenues on fuel sales increased to $508 million in the 2006 Period, from $435 million in the 2005 Period, reflecting higher sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2006 Period due to higher average prices of purchased fuel, partly offset by lower sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $45 million and $85 million for the 2006 Quarter and 2006 Period, respectively, compared to $48 million and $102 million in the 2005 Quarter and 2005 Period, respectively. The decrease during the 2006 Period was primarily due to charges totaling $11 million for the termination and retirement of certain executive officers during the 2005 Period and lower contract labor expenses of $10 million, partially offset by higher employee expenses of $6 million.
Interest and Financing Costs
Interest and financing costs decreased by $11 million and $23 million in the 2006 Quarter and 2006 Period, respectively. The decreases were primarily due to lower interest expense associated with debt reduction during 2005 totaling $191 million and the refinancing of our 8% senior secured notes and 9 5/8% senior subordinated notes. The 2005 Quarter included prepayment charges of $3 million in connection with the voluntary prepayment of our senior secured term loans.

Interest Income and Other
Interest income and other increased by $7 million and $16 million for the 2006 Quarter and 2006 Period, respectively. The increases reflect a significant increase in invested cash balances. In addition, during the 2006 Period we recorded a gain of $5 million associated with the sale of our leased corporate headquarters by a limited partnership in which we were a 50% partner.
Income Tax Provision
The income tax provision totaled $203 million and $231 million for the 2006 Quarter and 2006 Period, respectively, compared to $121 million and $140 million for the 2005 Quarter and 2005 Period, respectively, reflecting higher earnings before income taxes. The combined federal and state effective income tax rate was 39% and 40% for the 2006 and 2005 Periods, respectively.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geopolitical conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 30 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2006 with $620 million of cash and cash equivalents, no revolver borrowings, and $532 million in available borrowing capacity under our $750 million credit agreement after $218 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $25 million available after $140 million in outstanding letters of credit as of June 30, 2006. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
Capitalization
Our capital structure at June 30, 2006 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement – Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
9 5/8% Senior Subordinated Notes Due 2012	14
Junior subordinated notes due 2012	98
Capital lease obligations and other	30

Total debt	1,042
Stockholders’ equity	2,197

Total Capitalization	$3,239

At June 30, 2006, our debt to capitalization ratio was 32% compared with 36% at year-end 2005, reflecting an increase in retained earnings primarily due to net earnings of $369 million during the 2006 Period.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.

Credit Agreement
In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($2.0 billion as of June 30, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2006, we had no borrowings and $218 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $532 million or 71% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at June 30, 2006) or a eurodollar rate (5.35% at June 30, 2006), plus an applicable margin. The applicable margin at June 30, 2006 was 1.50% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.50% at June 30, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of June 30, 2006.
The credit agreement allows up to $250 million in letters of credit outside the credit agreement for petroleum inventories from non-U.S. vendors. In September 2005, we entered into a separate letters of credit agreement that provides up to $165 million in letters of credit for the purchase of foreign petroleum inventories. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of June 30, 2006, we had $140 million in letters of credit outstanding under this agreement. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million.
8% Senior Secured Notes Due 2008
On April 17, 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. Under the program, we repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During the 2006 Period, we repurchased 1.3 million shares of common stock under the program for $84 million, or an average cost per share of $63.57. As of June 30, 2006, $102 million remained available for future repurchases under the program, which we expect to complete by the end of the year.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2006	2005
Cash Flows From (Used In):
Operating Activities	$409	$85
Investing Activities	(143)	(116)
Financing Activities	(86)	(58)

Increase (Decrease) in Cash and Cash Equivalents	$180	$(89)

Net cash from operating activities during the 2006 Period totaled $409 million, compared to $85 million in the 2005 Period. The increase was primarily due to increased cash earnings and lower working capital requirements. Net cash used in investing activities of $143 million in the 2006 Period was primarily for capital expenditures, excluding turnarounds. Net cash used in financing activities primarily reflects repurchases under our common stock repurchase program totaling $84 million.

During the 2006 Quarter, we did not borrow or make repayments under the revolving credit facility. Working capital was $1.0 billion at June 30, 2006 compared to $713 million at year-end 2005, as a result of the increase in cash and cash equivalents, higher receivables and inventory values, partially offset by increases in accounts payable, attributable to higher crude and product prices.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Cash From Operating Activities	$393	$142	$409	$85
Changes in Assets and Liabilities	37	136	141	272
Excess Tax Benefits from Stock-Based Compensation Arrangements	9	10	15	20
Deferred Income Taxes	(36)	(44)	(43)	(50)
Stock-Based Compensation	(8)	(6)	(14)	(15)
Loss on Asset Disposals and Impairments	(5)	(4)	(12)	(5)
Amortization and Write-off of Debt Issuance Costs and Discounts	(4)	(7)	(7)	(11)
Depreciation and Amortization	(60)	(43)	(120)	(84)

Net Earnings	326	184	369	212
Add Income Tax Provision	203	121	231	140
Less Interest Income and Other	(7)	—	(17)	(1)
Add Interest and Financing Costs	21	32	41	64

Operating Income	543	337	624	415
Add Depreciation and Amortization	60	43	120	84
Add Gain on Partnership Sale	—	—	5	—

EBITDA	$603	$380	$749	$499

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
In July 2006, we revised our projected 2006 capital spending by $40 million to approximately $530 million (excluding refinery turnaround and other maintenance costs of approximately $100 million). The expected capital spending reduction primarily reflects our decision to cancel the delayed coker project at the Washington refinery which had experienced significant cost escalations in engineering, materials and labor (see “Business Strategy and Overview”). The revisions to our 2006 capital spending projections are comprised of reductions for the cancellation of the delayed coker project of $61 million and other delayed or cancelled projects of $36 million, partly offset by additional capital spending for new projects of $57 million.

We plan to continue with certain units included in the overall delayed coker project scope at the Washington refinery which are designed to increase sulfur handling capabilities, improve utilization and maintain environmental compliance. The sulfur handling units will cost an estimated $55 million and are expected to be completed in the fourth quarter of 2007. In addition, we will continue with the modification of our existing fluid coker unit to a delayed coker unit at our California refinery. During the design phase for this project, we decided to utilize a different delayed coker technology and given current trends in engineering, labor and material costs on similar projects within the industry, we now expect costs for the project to total approximately $415 million. We originally expected to spend approximately $275 million for this project through the fourth quarter of 2007. The project is currently scheduled to be substantially completed during the fourth quarter of 2007, with spending through the first quarter of 2008. These cost estimates are subject to further review and analysis.
During the 2006 Period, our capital expenditures, including accruals, totaled $152 million (excluding refinery turnaround and other maintenance costs of $51 million), and included $34 million for the delayed coker modification at our California refinery, $9 million for the diesel desulfurizer unit at our Alaska refinery, $18 million for other refinery improvements at our California refinery, $33 million for other clean air, clean fuels and environmental projects, and $19 million for the cancelled delayed coker unit at our Washington refinery. Refinery turnaround and other maintenance costs consisted primarily of the scheduled turnaround at our California refinery during the 2006 first quarter and our Alaska refinery during the 2006 second quarter.
We expect our capital expenditures for the remainder of 2006 to approximate $378 million (excluding $49 million of refinery turnaround and other maintenance costs). Our estimated capital expenditures for the remainder of 2006 includes $97 million for the delayed coker modification project at our California refinery, $24 million for the diesel desulfurizer unit at our Alaska refinery, $54 million for other clean air, clean fuels and environmental projects and $52 million for other refinery improvements at our California refinery. The refinery turnaround and other maintenance costs primarily include the planned scheduled maintenance turnaround at the Washington refinery during the fourth quarter of 2006.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2006, our accruals for environmental expenses totaled $28 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
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
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery related to the soil and groundwater conditions referenced above. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions. In June 2006, the parties terminated settlement discussion and agreed to proceed with the arbitration. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, and although we cannot provide assurance that we will prevail, we believe that the resolution of the arbitration will not have a material adverse effect on our financial position or results of operations.

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
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $71 million in capital improvements through 2007, $22 million of which was spent during the first six months of 2006. Included in the estimate are capital projects to manufacture additional ultra-low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $53 million through 2007. We spent $9 million during the first six months of 2006. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new diesel fuel standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $10 million over the next three years to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the sellers obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate that we will make additional capital improvements of approximately $30 million through 2010 to satisfy the requirements of the Consent Decree. This cost estimate is subject to further review and analysis.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of one of our boilers at the California refinery. We previously estimated that we would spend approximately $275 million through the fourth quarter of 2007 for this project. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now anticipate to spend approximately $415 million for this project. The project is currently scheduled to be substantially completed during the fourth quarter of 2007, with spending through the first quarter of 2008. We spent $34 million in the first six months of 2006 and $3 million in 2005. This cost estimate is subject to further review and analysis.
We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We currently estimate that we will spend approximately $110 million through 2010, $8 million of which was spent during the first six months of 2006. This cost estimate is subject to further review and analysis.

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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in general economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	actions of customers and competitors;

•	changes in capital requirements or in execution of planned capital projects;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting operations or the areas in which our products are marketed; and

•	earthquakes or other natural disasters affecting operations.
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
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins which could significantly affect our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2006 year-to-date average throughput of 520,000 bpd, would change annualized pretax operating income by approximately $190 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 28 million barrels at both June 30, 2006 and December 31, 2005. The average cost of our refinery feedstocks and refined products at June 30, 2006 was approximately $37 per barrel on a LIFO basis, compared to market prices of approximately $86 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the 2006 first or second quarters. Accordingly, no change in the value of the related underlying physical asset is recorded. During the second quarter of 2006, we settled futures and swap positions of approximately 26 million barrels of crude oil and refined products, which resulted in losses of $9 million. At June 30, 2006, we had open net futures contracts and swap positions of 1 million barrels and 6 million barrels, respectively, which will expire at various times during 2006 and 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market loss of $10 million at June 30, 2006.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net short positions of 7 million barrels as of June 30, 2006, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $7 million. As of December 31, 2005 a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $7 million.
Interest Rate Risk
At June 30, 2006 all of our outstanding debt was at fixed rates and we had no borrowings under our revolving credit facility, which bears interest at variable rates. The fair market value of our senior notes, which is based on transactions and bid quotes, was approximately $49 million less than its carrying value at June 30, 2006. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act. During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our California refinery related to the soil and groundwater conditions referenced above. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from pre-acquisition operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our California refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. In February 2005, the parties agreed to stay the arbitration proceedings to pursue settlement discussions. In June 2006, the parties terminated settlement discussions and agreed to proceed with the arbitration. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, and although we cannot provide assurance that we will prevail, we believe that the resolution of the arbitration will not have a material adverse effect on our financial position or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended June 30, 2006.

Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased	Share	Programs*	Programs*
April 2006	198,900	$68.41	198,900	$102 million
May 2006	—	$—	—	$102 million
June 2006	—	$—	—	$102 million

Total	198,900	$68.41	198,900

*	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2006 Annual Meeting of Stockholders of the Company was held on May 3, 2006.

(b)	The following directors were elected at the 2006 Annual Meeting of Stockholders to hold office until the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
Robert W. Goldman	59,468,293	970,075
Steven H. Grapstein	59,379,853	1,058,515
William J. Johnson	59,564,313	874,055
A. Maurice Myers	59,539,194	899,174
Donald H. Schmude	59,858,763	579,605
Bruce A. Smith	59,294,399	1,143,969
Patrick J. Ward	59,562,191	876,177
Michael E. Wiley	59,870,440	567,928
(c)	The proposal to adopt the 2006 Long-Term Incentive Plan was approved to permit the grant of options, restricted stock, deferred stock units, performance stock awards, performance units, other stock-based awards and cash-based awards. With respect to this matter, there were 32,713,603 votes for; 16,751,105 against; 169,338 abstentions; and no broker non-votes.

(d)	The proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200 million shares was approved, with 56,267,002 votes for; 4,000,737 against; 170,269 abstentions; and no broker non-votes.

(e)	With respect to the ratification of the appointment of Deloitte & Touche, LLP as Tesoro’s independent auditors for fiscal year 2006, there were 60,112,739 votes for; 147,314 against; 178,315 abstentions; and no broker non-votes.
ITEM 5. OTHER INFORMATION
On August 1, 2006, our Board of Directors approved an amendment to our 2006 Long-Term Incentive Plan dated as of May 3, 2006. The amendment provides for the ratable vesting of restricted stock awards, deferred stock unit awards, performance stock awards and performance unit awards over a minimum three-year period, unless otherwise provided by the Compensation Committee of our Board of Directors. The amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
We entered into Amendment No. 3 (the “Amendment”) dated as of July 31, 2006 to the Third Amended and Restated Credit Agreement dated as of May 25, 2004 (the “Credit Agreement”) among Tesoro, various lenders as defined in the Amendment and J.P. Morgan Chase Bank, N.A. as administrative agent. The Amendment extends the term of the Credit Agreement by one year to June 2009 and reduces letter of credit fees and revolver borrowing interest by 0.25%. The Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Pursuant to the 2005 Directors Compensation Plan, our Board of Directors approved an increase in the annual retainer fee for non-employee directors effective as of August 1, 2006 from $60,000 to $100,000, of which one-half will paid in cash and one-half will paid in shares of our common stock.
On August 1, 2006, our Board of Directors approved an annual base salary increase for William J. Finnerty, Executive Vice President and Chief Operating Officer, from $630,000 to $725,000 effective August 6, 2006.
On August 1, 2006, our Board of Directors approved modifications to our minimum stock ownership guidelines for our executives in an effort to minimize the impact of significant stock price fluctuations. The minimum stock ownership guidelines require our chief executive officer, chief operating officer, executive vice presidents and senior vice presidents to own shares of our common stock equal to the lesser of a number of minimum shares or a multiple of base salary. The following table summarizes the minimum stock ownership requirements by position level.

Position Level	Multiple of Salary	Number of Shares*
CEO	5x	90,000
COO	4x	40,000
EVPs other than COO	3x	25,000
SVPs	2x	12,500

*  Based on a $70 stock price and average approximate salaries of executives in each position. The requirement will be adjusted to reflect each executive’s actual salary at the date the guidelines become effective.
The above minimum stock ownership requirements are effective as of January 1, 2007. Each executive subject to the requirements will be required to retain 50% of the net shares from option exercises and restricted stock grants until the ownership requirements are met, after which the executive is required to retain 25% of the net shares for one year following the respective exercise or vesting date.

ITEM 6. EXHIBITS
(a)	Exhibits
10.1	First Amendment to the 2006 Long-Term Incentive Plan.

10.2	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of July 31, 2006 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: August 3, 2006	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2006	/s/ GREGORY A. WRIGHT

Gregory A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	First Amendment to the 2006 Long-Term Incentive Plan.

10.2	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of July 31, 2006 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.