Form 10-Q
period 2006-09-30
TESORO CORP /NEW/
filed 2006-11-03
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

There were 67,299,896 shares of the registrant’s Common Stock outstanding at November 1, 2006.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$886	$440
Receivables, less allowance for doubtful accounts	927	718
Inventories	1,000	953
Prepayments and other	137	104

Total Current Assets	2,950	2,215

PROPERTY, PLANT AND EQUIPMENT
Refining	3,055	2,850
Retail	210	223
Corporate and other	138	107

	3,403	3,180
Less accumulated depreciation and amortization	(833)	(713)

Net Property, Plant and Equipment	2,570	2,467

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	113	119
Other, net	224	207

Total Other Noncurrent Assets	426	415

Total Assets	$5,946	$5,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,428	$1,171
Accrued liabilities	284	328
Current maturities of debt	2	3

Total Current Liabilities	1,714	1,502

DEFERRED INCOME TAXES	467	389
OTHER LIABILITIES	298	275
DEBT	1,042	1,044
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 71,692,285 shares issued (70,850,681 in 2005)	12	12
Additional paid-in capital	839	794
Retained earnings	1,724	1,102
Treasury stock, 3,602,920 common shares (1,548,568 in 2005), at cost	(148)	(19)
Accumulated other comprehensive loss	(2)	(2)

Total Stockholders’ Equity	2,425	1,887

Total Liabilities and Stockholders’ Equity	$5,946	$5,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES	$5,278	$5,017	$14,084	$12,221
COSTS AND EXPENSES:
Costs of sales and operating expenses	4,697	4,536	12,662	11,134
Selling, general and administrative expenses	41	41	126	143
Depreciation and amortization	63	44	183	128
Loss on asset disposals and impairments	31	4	43	9

OPERATING INCOME	446	392	1,070	807
Interest and financing costs	(19)	(30)	(60)	(94)
Interest income and other	15	5	32	6

EARNINGS BEFORE INCOME TAXES	442	367	1,042	719
Income tax provision	168	141	399	281

NET EARNINGS	$274	$226	$643	$438

NET EARNINGS PER SHARE:
Basic	$4.02	$3.29	$9.43	$6.45
Diluted	$3.92	$3.20	$9.17	$6.23
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.1	68.7	68.2	67.9
Diluted	69.9	70.7	70.1	70.3
DIVIDENDS PER SHARE	$0.10	$0.05	$0.30	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$643	$438
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	183	128
Amortization of debt issuance costs and discounts	11	13
Write-off of unamortized debt issuance costs	—	2
Loss on asset disposals and impairments	43	9
Stock-based compensation	16	24
Deferred income taxes	78	68
Excess tax benefits from stock-based compensation arrangements	(18)	(24)
Other changes in non-current assets and liabilities	(34)	(37)
Changes in current assets and current liabilities:
Receivables	(208)	(303)
Inventories	(47)	(260)
Prepayments and other	(28)	(53)
Accounts payable and accrued liabilities	239	689

Net cash from operating activities	878	694

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(296)	(170)
Other	5	3

Net cash used in investing activities	(291)	(167)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(137)	—
Dividend payments	(21)	(7)
Repayments of debt	(11)	(99)
Proceeds from stock options exercised	12	30
Excess tax benefits from stock-based compensation arrangements	18	24
Financing costs and other	(2)	(3)

Net cash used in financing activities	(141)	(55)

INCREASE IN CASH AND CASH EQUIVALENTS	446	472

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440	185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$886	$657

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$22	$47
Income taxes paid	$310	$180
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic:
Net earnings	$274	$226	$643	$438

Weighted average common shares outstanding	68.1	68.7	68.2	67.9

Basic Earnings Per Share	$4.02	$3.29	$9.43	$6.45

Diluted:
Net earnings	$274	$226	$643	$438

Weighted average common shares outstanding	68.1	68.7	68.2	67.9
Dilutive effect of stock options and unvested restricted stock	1.8	2.0	1.9	2.4

Total diluted shares	69.9	70.7	70.1	70.3

Diluted Earnings Per Share	$3.92	$3.20	$9.17	$6.23

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Refining:
Refined products	$5,018	$4,775	$13,548	$11,552
Crude oil resales and other (a)	195	187	374	518
Retail:
Fuel	316	285	824	720
Merchandise and other	39	40	110	107
Intersegment Sales from Refining to Retail	(290)	(270)	(772)	(676)

Total Revenues	$5,278	$5,017	$14,084	$12,221

Segment Operating Income (Loss)
Refining (b)	$474	$434	$1,192	$947
Retail (c)	3	(10)	(21)	(30)

Total Segment Operating Income	477	424	1,171	917
Corporate and Unallocated Costs	(31)	(32)	(101)	(110)

Operating Income	446	392	1,070	807
Interest and Financing Costs	(19)	(30)	(60)	(94)
Interest Income and Other	15	5	32	6

Earnings Before Income Taxes	$442	$367	$1,042	$719

Depreciation and Amortization
Refining	$56	$37	$164	$109
Retail	4	5	12	13
Corporate	3	2	7	6

Total Depreciation and Amortization	$63	$44	$183	$128

Capital Expenditures (d)
Refining	$99	$49	$242	$134
Retail	3	2	4	3
Corporate	32	3	40	33

Total Capital Expenditures	$134	$54	$286	$170

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2006	2005
Identifiable Assets
Refining	$4,586	$4,204
Retail	211	222
Corporate	1,149	671

Total Assets	$5,946	$5,097

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Refining operating income for the three months and nine months ended September 30, 2006 includes a charge of $27 million related to the termination of the delayed coker project at our Washington refinery. In July 2006, we cancelled a 25,000 barrel-per-day delayed coker unit project at our Washington refinery. The project had experienced significant cost escalations in engineering, materials and labor, and no longer met our rate of return objectives. The charge of $27 million is included in loss on asset disposals and impairments in the condensed statements of consolidated operations.

(c)	Retail operating loss for the nine months ended September 30, 2006 includes an impairment charge during the first quarter of $4 million related to the sale of 13 retail sites in August 2006.

(d)	Capital expenditures do not include refinery turnaround and other maintenance costs of $8 million and $4 million for the three months ended September 30, 2006 and 2005, respectively, and $59 million and $51 million for the nine months ended September 30, 2006 and 2005, respectively.
NOTE D – DEBT
8% Senior Secured Notes Due 2008
In April 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
Credit Agreement
In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.7 billion as of September 30, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2006, we had no borrowings and $193 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $557 million or 74% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at September 30, 2006) or a eurodollar rate (5.32% at September 30, 2006), plus an applicable margin. The applicable margin at September 30, 2006 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at September 30, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2006.
We also have a separate letters of credit agreement for the purchase of foreign petroleum inventories. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million from $165 million. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of September 30, 2006, we had $110 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $140 million or 56% of total capacity under this credit agreement.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $3 million and $2 million for the three months ended September 30, 2006 and 2005, respectively, and $7 million and $6 million for the nine months ended September 30, 2006 and 2005, respectively.
NOTE E – STOCKHOLDERS’ EQUITY
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. Under the program, we repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During the nine months ended September 30, 2006, we repurchased 2.1 million shares of common stock for $135 million under the program, or an average cost per share of $62.84. As of September 30, 2006, approximately $51 million remained available for future repurchases under the program.
Cash Dividends
On November 1, 2006, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 15, 2006 to shareholders of record on December 1, 2006. In March, June and September 2006, we paid a quarterly cash dividend on common stock of $0.10 per share.
Authorized Shares of Common Stock
On May 3, 2006 at our 2006 Annual Meeting, our shareholders approved an increase in the number of authorized shares of common stock from 100 million to 200 million. The additional 100 million authorized shares of common stock have the same rights and privileges as the shares previously authorized.
NOTE F – INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2006	2005
Crude oil and refined products, at LIFO cost	$929	$882
Oxygenates and by-products, at the lower of FIFO cost or market	14	14
Merchandise	8	9
Materials and supplies	49	48

Total Inventories	$1,000	$953

Inventories valued at LIFO cost were less than replacement cost by approximately $851 million and $687 million, at September 30, 2006 and December 31, 2005, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. The unfunded restoration retirement plan, which became effective July 1, 2006, provides for the restoration of retirement benefits to certain executives and other senior employees of Tesoro that are not available due to the limits imposed by the Internal Revenue Code on our funded employee retirement plan. For 2006, Tesoro has no minimum required contribution obligation to its funded employee retirement plan under applicable laws and regulations. However, during the three and nine months ended September 30, 2006, we voluntarily contributed $6 million and $19 million, respectively, to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$6	$5	$16	$14
Interest Cost	4	3	11	9
Expected return on plan assets	(5)	(3)	(14)	(8)
Amortization of prior service cost	—	—	1	1
Recognized net actuarial loss	2	2	4	3
Curtailments and settlements	—	—	—	3

Net Periodic Benefit Expense	$7	$7	$18	$22

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$3	$3	$8	$7
Interest Cost	3	2	8	6
Recognized net actuarial loss	—	—	1	—

Net Periodic Benefit Expense	$6	$5	$17	$13

NOTE H – STOCK-BASED COMPENSATION
Tesoro follows the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense, included in the condensed statements of consolidated operations, for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	$4	$3	$11	$12
Restricted stock	2	1	4	3
Stock appreciation rights	—	—	2	—
Phantom stock	(4)	5	(1)	9

Total Stock-Based Compensation	$2	$9	$16	$24

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The nine months ended September 30, 2005 included stock-based compensation totaling $5 million associated with the termination and retirement of certain executive officers. The excess income tax benefits realized from tax deductions associated with option exercises totaled $18 million and $24 million for the nine months ended September 30, 2006 and 2005, respectively.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended September 30, 2006, we granted 557,260 options with a weighted-average exercise price of $67.35. These options generally become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $22 million as of September 30, 2006, which is expected to be recognized over a weighted-average period of 1.9 years. A summary of our outstanding and exercisable options as of September 30, 2006 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	3,752,842	$25.65	6.4 years	$121
Options Exercisable	2,505,247	$14.66	5.2 years	$109
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the nine months ended September 30, 2006, we issued 63,050 shares of restricted stock with a weighted-average grant-date fair value of $66.61. These restricted shares vest in annual increments ratably over three years, assuming continued employment at the vesting dates. Total unrecognized compensation cost related to non-vested restricted stock totaled $9 million as of September 30, 2006, which is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2006 we had 563,404 shares of restricted stock outstanding at a weighted-average grant-date fair value of $25.13.
2006 Long-Term Stock Appreciation Rights Plan
In February 2006, our Board of Directors approved the 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant. The term of a SAR granted under the SAR Plan shall be determined by the Compensation Committee provided that no SAR shall be exercisable on or after the tenth anniversary date of its grant. During the nine months ended September 30, 2006, we granted 328,610 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant-date fair value of $66.61. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2006, our accruals for environmental expenses totaled $28 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
We have completed an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation was driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. We are evaluating and implementing certain improvements to the wastewater treatment units as a result of this investigation. A reserve for this matter is included in the environmental accruals referenced above.
On October 24, 2005, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.
In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the California refinery. The settlement agreement was executed on October 11, 2006. Pursuant to the terms of the settlement agreement, Tesoro will make a cash payment of $200,000 to the District during the fourth quarter of 2006 and undertake a supplemental project valued at approximately $100,000, both of which have been included in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our California, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently evaluating alternative projects that will satisfy the requirements to meet the regulations at our Utah refinery.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $74 million in capital

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
improvements through 2007, $39 million of which was spent during the first nine months of 2006. Included in the estimate are capital projects to manufacture additional ultra-low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $54 million through 2007. We spent $23 million during the first nine months of 2006. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new diesel fuel standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $10 million through 2009 to comply with this consent decree, $1 million of which was spent during the first nine months of 2006. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate to satisfy the requirements of the Consent Decree that we will make additional capital improvements of approximately $31 million through 2010, $1 million of which was spent during the first nine months of 2006. This cost estimate is subject to further review and analysis.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the California refinery. We previously estimated that we would spend approximately $275 million through the fourth quarter of 2007 for this project. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now anticipate to spend approximately $475 million to $525 million for this project. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We spent $76 million in the first nine months of 2006 and $3 million in 2005. This cost estimate is subject to further review and analysis.
We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We currently estimate that we will spend approximately $121 million through 2011, $16 million of which was spent during the first nine months of 2006. This cost estimate is subject to further review and analysis.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Claims Against Third-Parties
Beginning in the early 1980s, Tesoro Hawaii Corporation, Tesoro Alaska Company and other fuel suppliers entered into a series of long-term, fixed-price fuel supply contracts with the U.S. Defense Energy Support Center (“DESC”). The Federal Acquisition Regulations (“FAR”) control those contracting practices, and we and many other suppliers filed separate suits in the Court of Federal Claims seeking recovery of substantial amounts for past price adjustments, based upon prior decisions by the Court of Federal Claims interpreting specific technical requirements of the FAR. The Court of Federal Claims originally granted partial summary judgment in our favor upholding that interpretation, but the Court of Appeals for the Federal Circuit reversed that holding. We then filed amended pleadings asserting other grounds to challenge the DESC contract pricing formulas. In October 2006, the Court of Federal Claims dismissed our action for all those claims. Similar rulings have been made for virtually identical claims raised by other suppliers. We are evaluating a possible appeal of this dismissal, but we will have no further claims under these contracts unless they should ultimately be reinstated upon appeal.
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
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. If the RCA’s decision is upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decision is not upheld on appeal, we could have to pay additional shipping charges resulting from our shipments from mid-June 2003 through September 2006. We cannot give any assurances of when or whether we will prevail in the appeal. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any repayments due for the period mid-June 2003 through September 2006.
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
NOTE J – NEW ACCOUNTING STANDARDS
EITF Issue No. 04-13
In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. The provisions of this EITF issue also require the exchange of refined products for feedstocks or blendstocks within the same line of business to be accounted for at fair value if the fair value is determinable within reasonable limits and the transaction has commercial substance as described in SFAS No. 153. Tesoro has historically not exchanged refined products for feedstocks and blendstocks. In 2006, we adopted the provisions of EITF Issue No. 04-13 for new arrangements entered into and modifications or renewals of existing arrangements on or after January 1, 2006. The adoption of EITF Issue No. 04-13 did not have a

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
material impact on our financial position or results of operations. Prior to our adoption of EITF Issue No. 04-13, we had entered into a limited number of refined product purchases and sales transactions with the same counterparty which were reported in 2005 on a gross basis in revenues and costs of sales in the condensed statements of consolidated operations. Refined product sales associated with these arrangements reported on a gross basis totaled $140 million and $474 million for the three months and nine months ended September 30, 2005, respectively. Related purchases of refined products, reported on a gross basis, totaled $151 million and $469 million for the three months and nine months ended September 30, 2005, respectively.
SFAS No. 154
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as of January 1, 2006, which had no impact on our financial position or results of operations.
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
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. Tesoro already measures the funded status of its defined benefit plans as of the end of the year. The provisions of SFAS No. 158 will be effective for Tesoro as of December 31, 2006. We are currently evaluating the impact this standard will have on our financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 31 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
BUSINESS STRATEGY AND OVERVIEW
Our strategy is to create a value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) effective management information systems and (iv) outstanding employees focused on business excellence in a global market, that can provide stockholders with competitive returns in any economic environment.
Our goals are focused on: (i) operating our facilities in a safe, reliable, and environmentally responsible way; (ii) improving cash flow by achieving greater operational and administrative efficiencies; and (iii) using excess cash flows from operations in a balanced way to create further shareholder value.
Significant Capital Projects
In July 2006, we decided to no longer proceed with the installation of a 25,000 barrels per day (“bpd”) delayed coker unit at our Washington refinery, which was designed to process a larger portion of lower-cost heavy crude oils or manufacture a larger percentage of higher-value products. The project, originally estimated to cost approximately $250 million, had experienced significant cost escalations in engineering, materials and labor and no longer met our rate of return objectives. The cost escalations were similar to those that had been announced on other projects both within and outside the energy sector. Our decision to terminate the project is consistent with our commitment to high return projects. The termination of the delayed coker project resulted in charges of $27 million in the 2006 third quarter.
We plan to continue with projects designed to increase the Washington refinery’s sulfur handling capabilities, increase utilization and maintain environmental compliance. These projects were included in the overall delayed coker project scope and continue to meet our rate of return objectives. With the ability to process a greater percentage of sour crude oils beginning in 2008, we estimate the Washington refinery will be able to capture up to 15% of the original benefit of the delayed coker. We currently estimate the projects will cost approximately $34 million and are expected to be completed in the second half of 2007.
We will continue with the modification of our existing fluid coker unit to a delayed coker unit at our California refinery which will enable us to comply with the terms of an abatement order to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. The benefits include extending the typical coker turnaround cycle from 2.5 years to 5 years and significantly reducing the duration of coker turnarounds. We originally expected to spend approximately $275 million through the fourth quarter of 2007 for this project. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now expect the project cost to be approximately $475 million to $525 million. We would expect this project to generate approximately $100 million in annual EBITDA assuming a $15 per barrel WTI to Maya crude differential. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We spent $76 million during the first nine months of 2006 and $3 million in 2005.
Our capital spending plan includes the 10,000 bpd diesel desulfurizer unit at our Alaska refinery which will allow us to manufacture ultra-low sulfur diesel. The project is currently scheduled to be substantially completed during the second quarter of 2007. The total cost of the project is estimated to be $55 million through the 2007 third quarter, of which we have spent $22 million through the 2006 third quarter.
All cost estimates are subject to further review and analysis. Total capital spending for 2006 is now expected to be approximately $550 million to $575 million (including refinery turnarounds and other maintenance costs of approximately $100 million), which is $95 million below our original 2006 budget. The revisions to our 2006 capital spending projections include the cancellation of the delayed coker project at our Washington refinery of $71 million. Our 2007 capital budget is currently under development but we expect spending to be in the range of $550 million to $650 million, including refinery turnarounds and other maintenance costs of approximately $90 million to $100 million.

Share Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. During the first nine months of 2006, we repurchased 2.1 million shares of common stock for $135 million. From the inception of the program through September 30, 2006, we have repurchased 2.4 million shares of common stock for $149 million.
Industry Overview
The fundamentals of the refining industry remained strong on both a worldwide and a domestic level during most of the third quarter of 2006. However, crude oil prices and U.S. refining margins fell during the second half of the third quarter. Continued demand growth in developing areas such as India and China, coupled with reduced surplus production capacity within OPEC, and political concerns involving Iran, North Korea, Nigeria and Venezuela continued to support high prices for crude and petroleum products. In the U.S., refining margins remained strong, in part due to the continued high gasoline demand, limited production capacity, a stronger reliance on gasoline imports and the continuing impacts from the introduction of new lower sulfur requirements for gasoline in January 2006 and diesel in June 2006. However, several factors negatively impacted U.S. refining margins late in the third quarter, including lower seasonal demand for gasoline, an easing of concerns over hurricanes in the U.S. Gulf Coast, increasing distillate inventories and a forecasted mild winter.
Industry margins in the U.S. and for the U.S. West Coast in particular have improved in October compared to September levels due to the impact of significant refinery maintenance downtime in October that is expected to extend into the first quarter of next year. Further, the impacts from more stringent sulfur standards for gasoline and diesel and the removal of MTBE as a blendstock nationwide are expected to continue in 2007. These factors should provide support for a strong margin environment in 2007.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
Summary
Our net earnings were $274 million ($3.92 per diluted share) for the three months ended September 30, 2006 (“2006 Quarter”), compared with net earnings of $226 million ($3.20 per share) for the three months ended September 30, 2005 (“2005 Quarter”). For the year-to-date periods, our net earnings were $643 million ($9.17 per diluted share) for the nine months ended September 30, 2006 (“2006 Period”), compared with net earnings of $438 million ($6.23 per share) for the nine months ended September 30, 2005 (“2005 Period”). Net earnings increased during the 2006 Quarter due to higher throughput and achieving higher total gross refining margins despite lower average industry margins as described below. The increase in net earnings during the 2006 Period was primarily due to higher refined product margins and increased throughput levels. In both the 2006 Quarter and 2006 Period, we experienced lower interest expense as a result of debt reduction and refinancing in 2005. Net earnings for the 2006 Quarter and 2006 Period included an aftertax charge of $17 million ($0.24 per share) related to the termination of the delayed coker project at our Washington refinery. Net earnings for the 2005 Period included charges for executive termination and retirement costs of $6 million aftertax ($0.08 per share) and aftertax debt prepayment costs totaling $2 million ($0.03 per share). A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2006	2005	2006	2005
Revenues
Refined products (a)	$5,018	$4,775	$13,548	$11,552
Crude oil resales and other	195	187	374	518

Total Revenues	$5,213	$4,962	$13,922	$12,070

Refining Throughput (thousand barrels per day) (b)
California	173	169	164	163
Pacific Northwest
Washington	125	123	119	109
Alaska	68	64	56	61
Mid-Pacific
Hawaii	89	87	87	80
Mid-Continent
North Dakota	61	59	56	58
Utah	58	57	56	55

Total Refining Throughput	574	559	538	526

% Heavy Crude Oil of Total Refinery Throughput (c)	48%	46%	50%	50%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	262	260	251	247
Jet fuel	75	73	70	68
Diesel fuel	139	129	123	116
Heavy oils, residual products, internally produced fuel and other	117	116	115	114

Total Yield	593	578	559	545

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$19.65	$20.51	$19.98	$18.88
Manufacturing cost before depreciation and amortization	$5.23	$5.33	$5.59	$5.39
Pacific Northwest
Gross refining margin	$12.15	$12.87	$11.94	$10.33
Manufacturing cost before depreciation and amortization	$2.56	$2.52	$2.69	$2.67
Mid-Pacific
Gross refining margin	$9.31	$5.60	$6.67	$5.39
Manufacturing cost before depreciation and amortization	$1.85	$1.75	$1.73	$1.94
Mid-Continent
Gross refining margin	$17.84	$11.98	$14.69	$9.26
Manufacturing cost before depreciation and amortization	$2.90	$2.55	$2.93	$2.57
Total
Gross refining margin	$15.25	$13.87	$14.09	$12.02
Manufacturing cost before depreciation and amortization	$3.32	$3.25	$3.47	$3.38

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment Operating Income
Gross refining margin (after inventory changes) (e)	$786	$696	$2,039	$1,703
Expenses
Manufacturing costs	175	167	510	485
Other operating expenses	45	49	122	136
Selling, general and administrative	6	7	16	21
Depreciation and amortization (f)	56	37	164	109
Loss on asset disposals and impairments	30	2	35	5

Segment Operating Income	$474	$434	$1,192	$947

Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	301	310	284	295
Jet fuel	96	106	92	101
Diesel fuel	136	154	131	140
Heavy oils, residual products and other	93	80	86	75

Total Product Sales	626	650	593	611

Product Sales Margin ($/barrel) (g)
Average sales price	$87.33	$79.98	$83.94	$69.30
Average costs of sales	74.95	67.79	71.82	58.88

Product Sales Margin	$12.38	$12.19	$12.12	$10.42

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $290 million and $270 million for the three months ended September 30, 2006 and 2005, respectively, and $772 million and $676 million for the nine months ended September 30, 2006 and 2005, respectively.

(b)	We experienced reduced throughput due to scheduled maintenance turnarounds at the Alaska refinery during the 2006 second quarter and the California refinery during the 2006 first quarter, and unscheduled downtime at the North Dakota refinery during the 2006 second quarter. During the 2005 second quarter, we experienced reduced throughput at the Hawaii refinery due to a scheduled maintenance turnaround. In the 2005 first quarter we experienced reduced throughput at the California and Washington refineries, primarily as a result of scheduled major maintenance turnarounds and unscheduled downtime.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute specific gravity of 32 or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $0.97 and $0.64 for the three months ended September 30, 2006 and 2005, respectively, and $1.03 and $0.68 for the nine months ended September 30, 2006 and 2005, respectively.

(g)	Sources of total product sales included products manufactured at the refineries and products purchased from third parties. Total product sales margin includes margins on sales of manufactured and purchased products and the effects of inventory changes. Total product sales were reduced by 33 thousand barrels per day (“Mbpd”) and 25 Mbpd in the 2006 Quarter and 2006 Period, respectively, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis beginning in the 2006 first quarter upon adoption of EITF Issue No. 04-13 (see Note J of the condensed consolidated financial statements in Item 1 for further information.)
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005. Operating income from our refining segment was $474 million in the 2006 Quarter compared to $434 million for the 2005 Quarter. The $40 million increase in our operating income was primarily due to higher gross refining margins and increased throughput, partly offset by higher depreciation expense. The 2006 Quarter included charges of $27 million related to the termination of the delayed coker project at our Washington refinery. Total gross refining margins increased 10% to $15.25 per barrel in the 2006 Quarter compared to $13.87 per barrel in the 2005 Quarter. Industry margins during the 2006 Quarter were lower as compared to the 2005 Quarter, reflecting production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita in 2005. Our gross refining margins increased despite lower average industry margins during the 2006 Quarter as compared to the 2005 Quarter, reflecting higher capture rates and stronger wholesale margins given the more stable margin environment in the 2006 Quarter.
On an aggregate basis total gross refining margins increased to $786 million during the 2006 Quarter from $696 million in the 2005 Quarter, reflecting significantly higher per barrel gross refining margins in our Mid-Pacific and Mid-Continent regions and increased throughput at all of our refineries. In our Mid-Continent region, gross refining margins increased almost 50% to $17.84 per barrel during the 2006 Quarter from $11.98 per barrel in the 2005 Quarter, reflecting lower feedstock costs due to higher local crude production and strong diesel demand. Mid-Pacific gross refining margins increased over 65% to $9.31 per barrel during the 2006 Quarter from $5.60 per barrel, reflecting lower feedstock costs due to processing a higher percentage of heavier and more sour crude to meet increased asphalt demand. Total refining throughput averaged 574 Mbpd in the 2006 Quarter compared to 559 Mbpd during the 2005 Quarter. During the 2006 Quarter, we achieved record high total quarterly refining throughput, which reflects improved reliability and operating efficiencies due to recent scheduled maintenance turnarounds at our California, Washington, Alaska and Hawaii refineries. In addition, our on-going process controls modernization programs at our California and Washington refineries contributed to higher throughput in the 2006 Quarter.
Revenues from sales of refined products increased 4% to $5.0 billion in the 2006 Quarter, from $4.8 billion in the 2005 Quarter, primarily due to higher average product sales prices partially offset by lower product sales volumes. Our average product prices increased 9% to $87.33 per barrel, reflecting the continued strength in market fundamentals. Total product sales averaged 626 Mbpd in the 2006 Quarter, a decrease of 24 Mbpd from the 2005 Quarter, reflecting recording certain purchases and sales transactions on a net basis as described in note (g) in the table above. Our average costs of sales increased 11% to $74.95 per barrel during the 2006 Quarter reflecting higher average feedstock prices. Expenses, excluding depreciation and amortization, increased to $256 million in the 2006 Quarter, compared with $225 million in the 2005 Quarter, reflecting charges of $27 million related to the termination of the delayed coker project, increased employee costs of $4 million and higher expenses of $4 million for refinery maintenance and chemical and catalyst supplies. The increase was partially offset by reclassifying certain pipeline and terminal costs of $7 million from other operating costs to costs of sales. Depreciation and amortization increased to $56 million in the 2006 Quarter, compared to $37 million in the 2005 Quarter. During the fourth quarter of 2005, we shortened the estimated lives of the fluid coker unit and certain tanks at our California refinery and recorded asset retirement obligations. The fluid coker unit is being modified to a delayed coker unit. The shortened asset lives and recorded asset retirement obligations resulted in additional depreciation of $11 million during the 2006 Quarter and will increase depreciation in 2006 by approximately $45 million. The increase in depreciation and amortization also reflects increasing capital expenditures.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005. Operating income from our refining segment was $1.2 billion in the 2006 Period compared to $947 million for the 2005 Period. The $245 million increase in our operating income was primarily due to increased gross refining margins and higher throughput levels, partly offset by higher depreciation expense. The 2006 Period included charges of $27 million related to the termination of the Washington delayed coker project. Total gross refining margins increased to $14.09 per barrel in the 2006 Period compared to $12.02 per barrel in the 2005 Period due to higher industry margins in all of our regions, reflecting the same industry trends noted above. Further, increased turnaround activity in the first quarter and early second quarter of 2006 tightened supplies, following the postponement of scheduled turnarounds industry-wide late in 2005 as a result of hurricanes Katrina and Rita. Despite strong market fundamentals during the 2006 Period, industry margins during September declined year-over-year as a result of the industry trends described above, including the impact of hurricanes Katrina and Rita during 2005.
During the 2006 Period, we achieved higher gross refining margins on a per-barrel-basis in all of our regions because of strong industry fundamentals as described above. While industry margins were impacted during the 2005 Quarter due to the active hurricane season, several factors negatively impacted our gross refining margins in the first six months of 2005. Our gross refining margins in our Pacific Northwest region were negatively impacted during the 2005 first quarter as our Washington refinery completed a scheduled maintenance turnaround of the crude and naphtha reforming units and incurred unscheduled downtime due to outages of certain processing equipment. In addition, our gross refining margins in our Pacific Northwest region during the first half of 2005 were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils. Scheduled maintenance and unscheduled downtime at our California refinery during the 2005 first quarter and a scheduled maintenance turnaround at our Hawaii refinery during the 2005 second quarter negatively impacted gross refining margins. In our Mid-Continent region, our Utah refinery was negatively impacted by certain factors primarily during the 2005 first quarter, including higher crude oil costs due to Canadian production constraints and depressed market fundamentals in the Salt Lake City area due to record high first quarter production in PADD IV.
On an aggregate basis, total gross refining margins increased to $2.0 billion during the 2006 Period from $1.7 billion in the 2005 Period, reflecting increased throughput and higher per barrel gross refining margins as described above. Total refining throughput averaged 538 Mbpd in the 2006 Period, an increase of 12 Mbpd from the 2005 Period, primarily as a result of experiencing less scheduled and unscheduled downtime during the 2006 Period and our on-going process controls modernization programs at our California and Washington refineries. During the 2006 Period, we experienced scheduled refinery turnarounds at our California and Alaska refineries and unscheduled downtime at our North Dakota refinery. We also experienced reduced throughput at our Alaska refinery during the 2006 first quarter as a result of the grounding of our time-chartered vessel which impacted our supply of feedstocks to the refinery. As described above, during the 2005 Period, we experienced scheduled refinery turnarounds at our California, Washington and Hawaii refineries and other unscheduled downtime.
Revenues from sales of refined products increased 16% to $13.5 billion in the 2006 Period, from $11.6 billion in the 2005 Period, primarily due to significantly higher average product sales prices, partially offset by slightly lower product sales volumes. Our average product prices increased 21% to $83.94 per barrel reflecting the continued strength in market fundamentals. Total product sales averaged 593 Mbpd in the 2006 Period, a decrease of 18 Mbpd from the 2005 Period, reflecting recording certain purchases and sales transactions on a net basis as described in note (g) in the table above. Our average costs of sales increased 22% to $71.82 per barrel during the 2006 Period, reflecting significantly higher average feedstock prices. Expenses, excluding depreciation and amortization, increased to $683 million in the 2006 Period, compared with $647 million in the 2005 Period, primarily due to charges of $27 million related to the termination of the delayed coker project. We also incurred higher utility costs of $12 million, increased employee costs of $11 million and higher contractor expenses of $3 million, which were primarily offset by reclassifying certain pipeline and terminal costs of $23 million from other operating costs to costs of sales. Depreciation and amortization increased to $164 million in the 2006 Period, compared to $109 million in the 2005 Period primarily due to shortening the estimated lives and recording asset retirement obligations of certain assets at our California refinery, as described above, resulting in additional depreciation of $34 million during the 2006 Period. The increase in depreciation and amortization also reflects increasing capital expenditures.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2006	2005	2006	2005
Revenues
Fuel	$316	$285	$824	$720
Merchandise and other	39	40	110	107

Total Revenues	$355	$325	$934	$827

Fuel Sales (millions of gallons)	117	121	327	349
Fuel Margin ($/gallon) (a)	$0.22	$0.12	$0.16	$0.13
Merchandise Margin	$11	$10	$29	$27
Merchandise Margin (percent of sales)	29%	26%	27%	26%
Average Number of Stations (during the period)
Company-operated	202	212	207	213
Branded jobber/dealer	260	278	260	285

Total Average Retail Stations	462	490	467	498

Segment Operating Income (Loss)
Gross Margins
Fuel (b)	$26	$15	$52	$45
Merchandise and other non-fuel margin	11	11	31	29

Total gross margins	37	26	83	74
Expenses
Operating expenses	22	24	67	68
Selling, general and administrative	7	5	19	19
Depreciation and amortization	4	5	12	13
Loss on asset disposals and impairments	1	2	6	4

Segment Operating Income (Loss)	$3	$(10)	$(21)	$(30)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005. Operating income for our retail segment was $3 million in the 2006 Quarter, compared to an operating loss of $10 million in the 2005 Quarter. Total gross margins increased to $37 million during the 2006 Quarter from $26 million in the 2005 Quarter reflecting higher fuel margins per gallon, partly offset by lower sales volumes. Fuel margin increased to $0.22 per gallon in the 2006 Quarter compared to $0.12 per gallon in the 2005 Quarter as retail prices lagged falling wholesale prices. Total gallons sold decreased to 117 million from 121 million, reflecting the decrease in average station count to 462 in the 2006 Quarter from 490 in the 2005 Quarter. The decrease in average station count reflects our continued rationalization of retail assets, including the sale of 13 company-operated sites in August 2006.
Revenues on fuel sales increased to $316 million in the 2006 Quarter, from $285 million in the 2005 Quarter, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2006 Quarter due to higher average prices of purchased fuel, partly offset by lower sales volumes.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005. Operating loss for our retail segment was $21 million in the 2006 Period, compared to an operating loss of $30 million in the 2005 Period. The 2006 first quarter included an impairment of $4 million related to the sale of 13 retail sites located in the Pacific Northwest in August 2006. Total gross margins increased to $83 million during the 2006 Period from $74 million in the 2005 Period reflecting higher fuel margins, partly offset by lower sales volumes. Fuel margin increased to $0.16 per gallon in the 2006 Period compared to $0.13 per gallon in the 2005 Period, reflecting the substantial increase in fuel margin during the 2006 third quarter described above. Total gallons sold decreased to 327 million from 349 million, reflecting the decrease in average station count to 467 in the 2006 Period from 498 in the 2005 Period. The decrease in average station count reflects our continued rationalization of retail assets, including the sale of 13 company-operated sites in August 2006.
Revenues on fuel sales increased to $824 million in the 2006 Period, from $720 million in the 2005 Period, reflecting higher sales prices, partly offset by lower sales volumes. Costs of sales increased in the 2006 Period due to higher average prices of purchased fuel, partly offset by lower sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $41 million and $126 million for the 2006 Quarter and 2006 Period, respectively, compared to $41 million and $143 million in the 2005 Quarter and 2005 Period, respectively. The decrease during the 2006 Period was primarily due to charges totaling $11 million for the termination and retirement of certain executive officers during the 2005 Period and lower contract labor expenses of $12 million, partially offset by higher employee expenses of $9 million.
Interest and Financing Costs
Interest and financing costs decreased by $11 million and $34 million in the 2006 Quarter and 2006 Period, respectively. The decreases were primarily due to lower interest expense associated with debt reduction during 2005 totaling $191 million and the refinancing of our 8% senior secured notes and 9 5/8% senior subordinated notes. The 2005 Period included prepayment charges of $3 million in connection with the voluntary prepayment of our senior secured term loans.
Interest Income and Other
Interest income and other increased by $10 million and $26 million for the 2006 Quarter and 2006 Period, respectively. The increases reflect a significant increase in invested cash balances along with higher interest rates. In addition, during the 2006 Period we recorded a gain of $5 million associated with the sale of our leased corporate headquarters by a limited partnership in which we were a 50% partner.
Income Tax Provision
The income tax provision totaled $168 million and $399 million for the 2006 Quarter and 2006 Period, respectively, compared to $141 million and $281 million for the 2005 Quarter and 2005 Period, respectively, reflecting higher earnings before income taxes. The combined federal and state effective income tax rate was 38% and 39% for the 2006 and 2005 Periods, respectively.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geopolitical conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 31 for further information related to risks and other factors.

Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2006 with $886 million of cash and cash equivalents, no revolver borrowings, and $557 million in available borrowing capacity under our $750 million credit agreement after $193 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $140 million available after $110 million in outstanding letters of credit as of September 30, 2006. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
Capitalization
Our capital structure at September 30, 2006 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
9 5/8% Senior Subordinated Notes Due 2012	14
Junior subordinated notes due 2012	101
Capital lease obligations and other	29

Total debt	1,044
Stockholders’ equity	2,425

Total Capitalization	$3,469

At September 30, 2006, our debt to capitalization ratio was 30% compared with 36% at year-end 2005, reflecting an increase in retained earnings primarily due to net earnings of $643 million during the 2006 Period.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
Credit Agreement
In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.7 billion as of September 30, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2006, we had no borrowings and $193 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $557 million or 74% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at September 30, 2006) or a eurodollar rate (5.32% at September 30, 2006), plus an applicable margin. The applicable margin at September 30, 2006 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at September 30, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2006.
We also have a separate letters of credit agreement for the purchase of foreign petroleum inventories. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million from $165 million. The agreement is secured by our petroleum inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of September 30, 2006, we had $110 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $140 million or 56% of total capacity under this credit agreement.

8% Senior Secured Notes Due 2008
On April 17, 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
Common Stock Repurchase Program
In November 2005, our Board of Directors authorized a $200 million share repurchase program. Under the program, we repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. During the 2006 Period, we repurchased 2.1 million shares of common stock under the program for $135 million or an average cost per share of $62.84. As of September 30, 2006, $51 million remained available for future repurchases under the program, which we expect to complete by the end of the year.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From (Used In):
Operating Activities	$878	$694
Investing Activities	(291)	(167)
Financing Activities	(141)	(55)

Increase in Cash and Cash Equivalents	$446	$472

Net cash from operating activities during the 2006 Period totaled $878 million, compared to $694 million in the 2005 Period. The increase was primarily due to increased cash earnings, partly offset by higher working capital requirements. Net cash used in investing activities of $291 million in the 2006 Period was primarily for capital expenditures, excluding turnarounds. Net cash used in financing activities primarily reflects repurchases under our common stock repurchase program totaling $135 million.
During the 2006 Quarter, we did not borrow or make repayments under the revolving credit facility. Working capital was $1.2 billion at September 30, 2006 compared to $713 million at year-end 2005, as a result of the increase in cash and cash equivalents, higher receivables and inventory values, partially offset by increases in accounts payable, attributable to higher crude and product prices.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Cash From Operating Activities	$469	$609	$878	$694
Changes in Assets and Liabilities	(63)	(308)	78	(36)
Excess Tax Benefits from Stock-Based Compensation Arrangements	3	4	18	24
Deferred Income Taxes	(35)	(18)	(78)	(68)
Stock-Based Compensation	(2)	(9)	(16)	(24)
Loss on Asset Disposals and Impairments	(31)	(4)	(43)	(9)
Amortization and Write-off of Debt Issuance Costs and Discounts	(4)	(4)	(11)	(15)
Depreciation and Amortization	(63)	(44)	(183)	(128)

Net Earnings	274	226	643	438
Add Income Tax Provision	168	141	399	281
Less Interest Income and Other	(15)	(5)	(32)	(6)
Add Interest and Financing Costs	19	30	60	94

Operating Income	446	392	1,070	807
Add Depreciation and Amortization	63	44	183	128
Add Gain on Partnership Sale	—	—	5	—

EBITDA	$509	$436	$1,258	$935

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
Total capital spending for 2006, including refinery turnarounds and other maintenance spending of $100 million, is now expected to be $550 million to $575 million, which is $95 million below our original 2006 capital budget. The revisions to our 2006 capital spending projections include the cancellation of the delayed coker project at our Washington refinery of $71 million with the remainder delayed until 2007.
We plan to continue with certain projects included in the overall delayed coker project scope at the Washington refinery which are designed to increase sulfur handling capabilities, improve utilization and maintain environmental compliance. The projects will cost an estimated $34 million and are expected to be completed in the second half of 2007. In addition, we will continue with the modification of our existing fluid coker unit to a delayed coker unit at our California refinery. During the design phase for this project, we decided to utilize a different delayed coker technology and given current trends in engineering, labor and material costs on similar projects within the industry, we now expect costs for the project to total approximately $475 million to $525 million. We originally expected to spend approximately $275 million for this project through the fourth quarter of 2007. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. These cost estimates are subject to further review and analysis.
During the 2006 Period, our capital expenditures, including refinery turnaround and other maintenance costs of $59 million and accruals, totaled $345 million. Our capital expenditures included $76 million for the delayed coker modification at our California refinery, $22 million for the diesel desulfurizer unit at our Alaska refinery, $29 million for other refinery improvements at our California refinery, $51 million for other clean air, clean fuels and environmental projects, and $25 million for the cancelled delayed coker unit at our Washington refinery. Refinery turnaround and other maintenance costs consisted primarily of the scheduled turnaround at our California refinery during the 2006 first quarter and our Alaska refinery during the 2006 second quarter.
We expect our capital expenditures for the remainder of 2006, including refinery turnaround and other maintenance costs of $41 million, to approximate $205 million to $230 million. Our estimated capital expenditures for the remainder of 2006 includes $62 million for the delayed coker modification project at our California refinery, $11 million for the diesel desulfurizer unit at our Alaska refinery, $31 million for other clean air, clean fuels and environmental projects and $26 million for other refinery improvements at our California refinery. The refinery turnaround and other maintenance costs primarily include the planned scheduled maintenance turnaround at the Washington refinery during the fourth quarter of 2006. Our 2007 capital budget is currently under development but we expect spending to be in the range of $550 million to $650 million, including refinery turnarounds and other maintenance costs of approximately $90 million to $100 million.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2006, our accruals for environmental expenses totaled $28 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail service stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
We have completed an investigation of environmental conditions at certain active wastewater treatment units at our California refinery. This investigation was driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the California refinery. We are evaluating and implementing certain improvements to the wastewater treatment units as a result of this investigation. A reserve for this matter is included in the environmental accruals referenced above.
On October 24, 2005, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.

In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the California refinery. The settlement agreement was executed on October 11, 2006. Pursuant to the terms of the settlement agreement, Tesoro will make a cash payment of $200,000 to the District during the fourth quarter of 2006 and undertake a supplemental project valued at approximately $100,000, both of which have been included in the environmental accruals referenced above.
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

Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our California, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently evaluating alternative projects that will satisfy the requirements to meet the regulations at our Utah refinery.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. Based on our latest engineering estimates, to meet the revised diesel fuel standards, we expect to spend approximately $74 million in capital improvements through 2007, $39 million of which was spent during the first nine months of 2006. Included in the estimate are capital projects to manufacture additional ultra-low sulfur diesel at our Alaska refinery, for which we expect to spend approximately $54 million through 2007. We spent $23 million during the first nine months of 2006. These cost estimates are subject to further review and analysis. Our California, Washington and North Dakota refineries will not require additional capital spending to meet the new diesel fuel standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues that include leak detection and repair, flaring protection, and sulfur recovery unit optimization. We currently estimate we will spend $10 million through 2009 to comply with this consent decree, $1 million of which was spent during the first nine months of 2006. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our California refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our California refinery to reduce air emissions. We currently estimate to satisfy the requirements of the Consent Decree that we will make additional capital improvements of approximately $31 million through 2010, $1 million of which was spent during the first nine months of 2006. This cost estimate is subject to further review and analysis.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our California refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the California refinery. We previously estimated that we would spend approximately $275 million through the fourth quarter of 2007 for this project. However, given current trends in engineering, labor and material costs on similar projects within the industry, we now anticipate to spend approximately $475 million to $525 million for this project. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We spent $76 million in the first nine months of 2006 and $3 million in 2005. This cost estimate is subject to further review and analysis.
We will spend additional capital at the California refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We currently estimate that we will spend approximately $121 million through 2011, $16 million of which was spent during the first nine months of 2006. This cost estimate is subject to further review and analysis.

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
Commodity Price Risks
Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) and the margin above those expenses at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, worldwide geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other refineries in our markets.
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on worldwide market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2006 year-to-date average throughput of 538,000 bpd, would change annualized pretax operating income by approximately $196 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 29 million barrels and 28 million barrels at September 30, 2006 and December 31, 2005, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2006 was approximately $34 per barrel on a LIFO basis, compared to market prices of approximately $67 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the first nine months of 2006. Accordingly, no change in the value of the related underlying physical asset is recorded. During the third quarter of 2006, we settled derivative positions of approximately 31 million barrels of crude oil and refined products, which resulted in gains of $5 million. At September 30, 2006, we had open derivative positions of approximately 8 million barrels, which will expire at various times during 2006 and 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market gain of $32 million at September 30, 2006.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net short positions of 8 million barrels as of September 30, 2006, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $8 million. As of December 31, 2005 a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $7 million.
Interest Rate Risk
At September 30, 2006 all of our outstanding debt was at fixed rates and we had no borrowings under our revolving credit facility, which bears interest at variable rates. The fair market value of our senior notes, which is based on transactions and bid quotes, was approximately $36 million less than its carrying value at September 30, 2006. The fair market values of our junior subordinated notes and capital lease obligations approximate their carrying values.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act. During the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 Notices of Violation (“NOVs”) issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the California refinery. The settlement agreement was executed on October 11, 2006. Pursuant to the terms of the settlement agreement, Tesoro will make a cash payment of $200,000 to the District during the fourth quarter of 2006 and undertake a supplemental project valued at approximately $100,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended September 30, 2006.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*
July 2006	11,323	$70.19	—	$102 million
August 2006	210,353	$68.28	210,000	$87 million
September 2006	605,000	$59.36	605,000	$51 million

Total	826,676	$61.78	815,000

*	All of the shares repurchased during the three-month period ended September 30, 2006 were acquired pursuant to the stock repurchase program (see below), except for 11,676 shares acquired in July and August 2006, which were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.
ITEM 5. OTHER INFORMATION
On November 2, 2006, Tesoro approved the Tesoro Corporation Executive Deferred Compensation Plan (the “Plan”) effective January 1, 2007. The Plan provides for the restoration of retirement benefits to certain executives and other employees that are not available due to the salary and deferred limits imposed by the Internal Revenue Code on our Thrift Plan. The Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
On November 1, 2006, Tesoro entered into the Second Amendment to the Amended and Restated Agreement (the “Agreement”) with Bruce A. Smith, President and Chief Executive Officer. The Agreement extends the term of the Amended and Restated Agreement from December 3, 2008 to December 31, 2010 and entitles Mr. Smith to participate in the Executive Security Plan pursuant to certain terms and conditions as described in the Agreement. The Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
On November 1, 2006, Tesoro entered into the Agreement with Bruce A. Smith. The Agreement provides Mr. Smith the option to purchase certain art and artifacts used at Tesoro’s corporate headquarters at the Company’s cost plus any applicable sales tax pursuant to certain terms and conditions as described in the Agreement. The Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS
(a)	Exhibits
10.1	Tesoro Corporation Executive Deferred Compensation Plan.

10.2	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006.

10.3	Agreement between the Company and Bruce A. Smith dated as of November 1, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: November 2, 2006	/s/	BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2006	/s/	GREGORY A. WRIGHT

Gregory A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

10.1	Tesoro Corporation Executive Deferred Compensation Plan.

10.2	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006.

10.3	Agreement between the Company and Bruce A. Smith dated as of November 1, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.