Form 10-K
period 2006-12-31
TESORO CORP /NEW/
filed 2007-02-26
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐   No☑
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
     Yes ☐   No☑
     At June 30, 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $5,069,518,000 based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 21, 2007, there were 68,215,252 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
          Tesoro Corporation (“Tesoro”) is based in San Antonio, Texas. We were incorporated in Delaware in 1968 under the name Tesoro Petroleum Corporation, which was subsequently changed in 2004 to Tesoro Corporation. We are one of the largest independent petroleum refiners and marketers in the United States with two operating segments — (1) refining crude oil and other feedstocks at our six refineries in the western and mid-continental United States and selling refined products in bulk and wholesale markets (“refining”) and (2) selling motor fuels and convenience products in the retail market (“retail”) through our 460 branded retail stations in 18 states. Through our refining segment, we produce refined products, primarily gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils for sale to a wide variety of commercial customers in the western and mid-continental United States. Our retail segment distributes motor fuels through a network of retail stations, primarily under the Tesoro® and Mirastar® brands. See Notes C and N in our consolidated financial statements in Item 8 for additional information on our operating segments and properties.
          Our principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and our telephone number is (210) 828-8484. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999. We also post our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and our Board of Director committee charters on our website. Our governance documents are available in print by writing to the address above. We submitted to the New York Stock Exchange on May 25, 2006 our annual certification concerning corporate governance pursuant to Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
PENDING ACQUISITIONS
          On January 29, 2007, we entered into agreements with Shell Oil Products US (“Shell”) to purchase a 100,000 barrel per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with approximately 250 Shell-branded retail stations located throughout Southern California (collectively, the “Los Angeles Assets”). The purchase includes a long-term agreement allowing us to continue to operate the retail stations under the Shell® brand. The purchase price for the Los Angeles Assets is $1.63 billion, plus the value of petroleum inventories at the time of closing, which is estimated to be $180 million to $200 million based on January 2007 prices. Upon closing of the acquisitions, Shell has agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the seller entered into with governmental and non-governmental entities prior to closing. The transaction, which will require regulatory approval from the Federal Trade Commission and the Attorney General of the State of California, is expected to be completed in the second quarter of 2007.
          On January 26, 2007, we entered into an agreement with USA Petroleum to purchase 140 retail stations located primarily in California and a terminal located in New Mexico. The purchase price of the assets and the USA® brand is $277 million, plus the value of inventories at the time of closing which is estimated to be $10 million to $15 million based on January 2007 prices. Tesoro will assume the obligations under the seller’s leases, contracts, permits or other agreements arising after the closing date. USA Petroleum will retain certain pre-closing liabilities, including environmental matters. The transaction requires regulatory approval from the Federal Trade Commission and the Attorney General of the State of California and is expected to be completed in the second quarter of 2007.
          The acquisitions of the Los Angeles Assets and USA Petroleum retail stations will be paid with a combination of debt and cash on-hand, which at December 31, 2006 was $986 million. The exact amount of debt and cash is yet to be determined.

REFINING
          We currently own and operate six petroleum refineries, located in California (the Golden Eagle refinery in the “California” region), Alaska and Washington (“Pacific Northwest” region), Hawaii (“Mid-Pacific” region) and North Dakota and Utah (“Mid-Continent” region), and sell refined products to a wide variety of customers in the western and mid-continental United States. Our refineries produce a high proportion of our refined product sales volumes, and we purchase the remainder from other refiners and suppliers. Our six refineries have a combined crude oil capacity of 563,000 bpd. We operate the largest refineries in Hawaii and Utah, the second largest refineries in northern California and Alaska, and the only refinery in North Dakota. Capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

	Crude Oil
	Capacity (a)	Throughput (bpd)
Refinery	(bpd)	2006	2005	2004
California
Golden Eagle	166,000	164,900	164,600	152,800
Pacific Northwest
Washington	115,000	111,300	110,500	117,200
Alaska	72,000	55,800	60,200	57,200
Mid-Pacific
Hawaii	94,000	84,600	82,700	84,500
Mid-Continent
North Dakota	58,000	56,300	58,100	56,200
Utah	58,000	56,100	53,500	52,500

Total	563,000	529,000	529,600	520,400

(a)	Crude oil capacity by refinery is obtained from the Oil and Gas Journal.
          We experienced reduced throughput during scheduled refinery maintenance (“turnarounds”) at our Golden Eagle, Washington and Alaska refineries in 2006, our Golden Eagle, Washington and Hawaii refineries in 2005 and our Golden Eagle refinery in 2004. Throughput exceeded our Washington refinery’s crude oil capacity in 2004 due to processing other feedstocks in addition to crude oil.
          Feedstock Supply. We purchase crude oil and other feedstocks for our refineries from a diversified supply of domestic and foreign sources through term agreements with renewal provisions and in the spot market. Prices under the term agreements generally fluctuate with market prices. We purchase approximately 43% of our crude oil supplies under term contracts, which are primarily short-term agreements with market-related prices, and we purchase the remainder in the spot market. In 2006, we received 53% of our crude oil input from domestic sources (including 16% from Alaska’s North Slope) and 47% from foreign sources (including 14% from Canada). Actual throughput volumes by feedstock type are summarized below (in thousand bpd):

	2006		2005		2004
	Volume	%	Volume	%	Volume	%
California
Heavy crude (a)	153	93%	151	91%	128	84%
Light crude	3	2	6	4	14	9
Other feedstocks	9	5	8	5	11	7

Total	165	100%	165	100%	153	100%

Pacific Northwest
Heavy crude (a)	81	49%	85	50%	89	51%
Light crude	81	49	78	45	81	47
Other feedstocks	5	2	8	5	4	2

Total	167	100%	171	100%	174	100%

	2006		2005		2004
	Volume	%	Volume	%	Volume	%
Mid-Pacific
Heavy crude (a)	27	32%	29	35%	42	50%
Light crude	58	68	54	65	42	50

Total	85	100%	83	100%	84	100%

Mid-Continent
Light crude	108	96%	107	96%	104	95%
Other feedstocks	4	4	4	4	5	5

Total	112	100%	111	100%	109	100%

Total Refining Throughput
Heavy crude (a)	261	49%	265	50%	259	50%
Light crude	250	47	245	46	241	46
Other feedstocks	18	4	20	4	20	4

Total	529	100%	530	100%	520	100%

(a)	We define “heavy” crude oil, which generally is sold at a discount to lighter crudes, as Alaska North Slope or crude oil with an American Petroleum Institute gravity of 32 degrees or less.
          Refined Products. Refining yield represents production volumes of refined products consisting primarily of gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils. We also manufacture other refined products, including liquefied petroleum gas, petroleum coke and asphalt. Our refining yields, in volumes, are summarized below (in thousand bpd):

	2006		2005		2004
	Volume	%	Volume	%	Volume	%
California
Gasoline and gasoline blendstocks	96	55%	93	54%	96	59%
Diesel fuel	49	28	49	28	38	24
Heavy oils, residual products, internally produced fuel and other	30	17	31	18	28	17

Total	175	100%	173	100%	162	100%

Pacific Northwest
Gasoline and gasoline blendstocks	67	39%	74	42%	74	42%
Jet fuel	31	18	31	18	31	17
Diesel fuel	27	16	25	14	27	15
Heavy oils, residual products, internally produced fuel and other	47	27	46	26	47	26

Total	172	100%	176	100%	179	100%

Mid-Pacific
Gasoline and gasoline blendstocks	20	23%	20	24%	21	25%
Jet fuel	26	30	26	31	24	28
Diesel fuel	13	15	12	14	15	17
Heavy oils, residual products, internally produced fuel and other	27	32	26	31	26	30

Total	86	100%	84	100%	86	100%

	2006		2005		2004
	Volume	%	Volume	%	Volume	%
Mid-Continent
Gasoline and gasoline blendstocks	62	53%	61	53%	60	53%
Jet fuel	11	10	11	9	11	10
Diesel fuel	32	27	32	28	30	27
Heavy oils, residual products, internally produced fuel and other	11	10	12	10	12	10

Total	116	100%	116	100%	113	100%

Total Refining Yield
Gasoline and gasoline blendstocks	245	45%	248	45%	251	47%
Jet fuel	68	12	68	12	66	12
Diesel fuel	121	22	118	22	110	20
Heavy oils, residual products, internally produced fuel and other	115	21	115	21	113	21

Total	549	100%	549	100%	540	100%

          Transportation and Terminals. To optimize the transportation of crude oil and refined products within our refinery system and secure shipping capacity, we currently term-charter five U.S. flag tankers and five foreign-flag tankers, nine of which are double-hulled and one of which is double-bottomed. Our term charters expire between 2007 and 2010. We have also entered into term-charters for four U.S. flag tankers beginning in 2009 and 2010 with three year terms and options to renew. For our Hawaii and Washington operations, we charter several tugs and product barges over varying terms ending in 2007 through 2015, with options to renew. We also have arrangements to transport crude oil in double-hulled tankers from certain regions. Other tankers and ocean-going barges are also chartered on a short-term basis to transport crude oil and refined products. We also receive crude oils and ship refined products through owned and third-party pipelines as further described below.
          We operate refined products terminals at our refineries and at several other locations in California, Hawaii, Alaska, Washington and Idaho. We also distribute products through third-party terminals, truck racks and rail cars, which are supplied by our refineries and through purchases and exchange agreements with other refining and marketing companies.
     Golden Eagle Refinery
          Refining. Our Golden Eagle refinery, located in Martinez, California on 2,206 acres about 30 miles east of San Francisco, is a highly complex refinery with a crude oil capacity of 166,000 bpd. We source our Golden Eagle refinery’s crude oil from California, Alaska and foreign locations. Major refined product upgrading units at the refinery include fluid catalytic cracking (“FCC”), fluid coking, hydrocracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units. These units enable the refinery to produce a high proportion of motor fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel, as well as conventional gasoline and diesel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke. We have commenced a project at the refinery to modify the existing fluid coking unit into a delayed coking unit which will enable us to comply with the terms of an abatement order to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We anticipate this project will be substantially completed during the first quarter of 2008.
          Transportation. Our Golden Eagle refinery has waterborne access through the San Francisco Bay that enables us to receive crude oil and ship refined products through our marine terminals. In addition, the refinery can receive crude oil through a third-party marine terminal at Martinez. We also receive California crude oils and ship refined products from the refinery through third-party pipeline systems.
          Terminals. We operate a refined products terminal at Stockton, California and a refined products terminal at the refinery. We also distribute refined products through third-party terminals, which are supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies. We also lease approximately 800,000 barrels of storage capacity with waterborne access in southern California.

     Pacific Northwest Refineries
     Washington
          Refining. Our Washington refinery, located in Anacortes on the Puget Sound on 917 acres about 60 miles north of Seattle, has a total crude oil capacity of 115,000 bpd. We source our Washington refinery’s crude oil from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, provided by some of our other refineries and by spot-market purchases from third-parties. Major refined product upgrading units at the refinery include the FCC, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable our Washington refinery to produce a high proportion of light products, such as gasoline (including CARB gasoline and components for CARB gasoline), diesel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt. In the first quarter of 2006, we completed the modification of a 25,000 bpd diesel desulfurizer unit, which allows our Washington refinery to manufacture ultra-low sulfur diesel pursuant to regulations mandated by the EPA.
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
          Terminals. We operate refined products terminals at Anacortes, Port Angeles and Vancouver, Washington, supplied primarily by our Washington refinery. We also distribute refined products through third-party terminals in our market areas, supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies.
     Alaska
          Refining. Our Alaska refinery is located near Kenai on the Cook Inlet on 488 acres approximately 70 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and, to a lesser extent, foreign locations. The refinery has a total crude oil capacity of 72,000 bpd, and its refined product upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming and light naphtha isomerization units. Our Alaska refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, heavy fuel oils, liquefied petroleum gas and asphalt. We are installing a 10,000 bpd diesel desulfurizer unit at the refinery, which will allow us to manufacture ultra-low sulfur diesel to meet the increasing demand for cleaner fuels in Alaska. We anticipate that this project will be substantially completed in the second quarter of 2007.
          Transportation. We receive crude oil by tanker and through our owned and operated crude oil pipeline at our marine terminal. Our crude oil pipeline is a 24-mile common carrier pipeline, which is connected to the Eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to our terminal facilities in Anchorage and to the Anchorage airport. This 71-mile pipeline has the capacity to transport approximately 40,000 bpd of refined products and allows us to transport gasoline, diesel and jet fuel to the terminal facilities. Both of our owned pipelines are subject to regulation by various federal, state and local agencies, including the Federal Energy Regulatory Commission (“FERC”). Refined products are also distributed by tankers and barges from our marine terminal.
          Terminals. We operate refined products terminals at Kenai and Anchorage, which are supplied by our Alaska refinery. We also distribute refined products through a third-party terminal near Fairbanks, which is supplied through a purchase and exchange arrangement with another refining company.

     Mid-Pacific Refinery
     Hawaii
          Refining. Our 94,000 bpd Hawaii refinery is located at Kapolei on 131 acres about 22 miles west of Honolulu. We supply the Hawaii refinery with crude oil from Southeast Asia, the Middle East and other foreign sources. Major refined product upgrading units include the vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units. The Hawaii refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.
          Transportation. We transport crude oil to Hawaii by tankers, which discharge through our single-point mooring terminal, 1.5 miles offshore from our refinery. Three underwater pipelines from the single-point mooring terminal allow crude oil and refined products to be transferred to and from the refinery’s storage tanks. We distribute refined products to customers on the island of Oahu through owned and third-party pipeline systems. Our refined products pipelines also connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, where refined products are transferred to ships and barges.
          Terminals. We also distribute refined products from our refinery to customers through third-party terminals at Honolulu International Airport and Honolulu Harbor and by barge to our owned and third-party terminal facilities on the islands of Oahu, Maui, Kauai and Hawaii.
     Mid-Continent Refineries
     North Dakota
          Refining. Our 58,000 bpd North Dakota refinery is located near Mandan on 960 acres. We supply our North Dakota refinery primarily with Williston Basin sweet crude oil. The refinery also can access other supplies, including Canadian crude oil. Major refined product upgrading units at the refinery include the FCC, naphtha reforming, hydrotreating and alkylation units. The North Dakota refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.
          Transportation. We own a crude oil pipeline system, consisting of over 700 miles of pipeline that delivers all of the crude oil to our North Dakota refinery. Our crude oil pipeline system gathers crude oil from the Williston Basin and adjacent production areas in North Dakota and Montana and transports it to our refinery and has the capability to transport crude oil to other regional points where there is additional demand. Our crude oil pipeline system is a common carrier subject to regulation by various federal, state and local agencies, including the FERC. We distribute approximately 85% of our refinery’s production through a third-party refined products pipeline system which serves various areas from Bismarck, North Dakota to Minneapolis, Minnesota. All gasoline and distillate products from our refinery, with the exception of railroad-spec diesel fuel, can be shipped through that pipeline to third-party terminals.
          Terminals. We operate a refined products terminal at the North Dakota refinery. We also distribute refined products through a third-party refined products pipeline system which connects to third-party terminals located in North Dakota and Minnesota. We distribute refined products from our refinery to customers primarily through these third-party terminals.
     Utah
          Refining. Our 58,000 bpd Utah refinery is located in Salt Lake City on 145 acres. Our Utah refinery processes crude oils from Utah, Colorado, Wyoming and Canada. Major refined product upgrading units include the FCC, naphtha reforming, alkylation and hydrotreating units. The Utah refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.
          Transportation. Our Utah refinery receives crude oil primarily by third-party pipelines from fields in Utah, Colorado, Wyoming and Canada. We distribute the refinery’s production through a system of both owned and third-party terminals and third-party pipeline connections, primarily in Utah, Idaho and eastern Washington, with some refined product delivered in Nevada and Wyoming.
          Terminals. In addition to sales at the refinery, we distribute refined products to customers through a third-party pipeline to our owned terminals in Boise and Burley, Idaho and to third-party terminals in Pocatello, Idaho and Pasco, Washington.

     Wholesale Marketing and Refined Product Distribution
          We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. The majority of our wholesale volumes are sold in 10 states to independent unbranded distributors that sell refined products purchased through our owned and third-party terminals. Our bulk volumes are primarily sold to independent and other oil companies, electric power producers, railroads, airlines and marine and industrial end-users, which are distributed by pipelines, ships, railcars and trucks. In addition, we sell refined products that we manufacture, purchase or receive on exchange from third parties. Exchange agreements provide for the delivery of our refined products primarily to third-party terminals in exchange for the delivery of refined products from the third parties at specific locations. Our refined product sales, including intersegment sales to our retail operations, consisted of:

	2006	2005	2004

Refined Product Sales (thousand bpd) (a)
Gasoline and gasoline blendstocks	280	294	300
Jet fuel	91	101	90
Diesel fuel	128	139	133
Heavy oils, residual products and other	87	75	81

Total Refined Product Sales	586	609	604

(a)	Total refined product sales were reduced by 23 Mbpd in 2006, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis beginning in the 2006 first quarter upon adoption of EITF Issue No. 04-13 (see Note A of the consolidated financial statements in Item 8 for further information).
          Gasoline and Gasoline Blendstocks. We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the western and mid-continental United States. The demand for gasoline is seasonal in many of our markets, with lowest demand during the winter months. We also sell gasoline to wholesale customers and several major independent and other oil companies under various supply agreements. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute refined product through owned and third party terminals. Gasoline also is delivered to refiners and marketers in exchange for refined product received at other locations in our markets.
          Jet Fuel. We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military in certain of our markets.
          Diesel Fuel. We sell our diesel fuel production primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. Upon completion of certain capital projects in 2007 at our Alaska refinery, we will be able to manufacture ultra-low sulfur diesel (“ULSD”) at all of our refineries and become the sole producer of ULSD in both Alaska and Hawaii.
          Heavy Fuel Oils and Residual Products. We sell heavy fuel oils to other refineries, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through leased facilities at Port Angeles and Seattle, Washington, and Portland, Oregon, and through owned and leased facilities in Alaska and Hawaii. Our Golden Eagle refinery produces petroleum coke that we sell to industrial end-users.
          Sales of Purchased Products. In the normal course of business to meet local market demands, we purchase refined products manufactured by others for resale to our customers. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, mainly in the spot market. We conduct our gasoline and diesel fuel purchase and resale activity primarily on the U.S. West Coast. Our jet fuel activity primarily consists of supplying markets in Alaska, California and Hawaii. We also purchase a lesser amount of gasoline and other refined products that are sold outside of our refineries’ local markets.

RETAIL
          Through our network of retail stations, we sell gasoline and diesel fuel in the western and mid-continental United States. The demand for gasoline is seasonal in a majority of our markets, with highest demand for gasoline during the summer driving season. We sell gasoline and diesel to retail customers through company-operated retail stations and agreements with third-party branded distributors (or “jobber/dealers”). As of December 31, 2006, our retail segment included a network of 460 branded retail stations (under the Tesoro® and Mirastar® brands), comprising 194 company-operated retail stations and 266 jobber/dealer retail stations. Our retail network provides a committed outlet for a portion of the motor fuels produced by our refineries. Most of our company-operated retail stations include 2-Go Tesoro® brand convenience stores that sell a wide variety of merchandise items. The following table summarizes our retail operations:

	2006	2005	2004

Number of Branded Retail Stations (end of period)
Tesoro®
Company-operated	117	133	137
Jobber/dealer	266	268	292
Mirastar®
Company-operated	77	77	78
Total Branded Retail Stations
Company-operated(a)	194	210	215
Jobber/dealer(b)	266	268	292

Total	460	478	507

Average Number of Branded Retail Stations (during year)
Company-operated	204	213	222
Jobber/dealer	261	281	316

Total Average Retail Stations	465	494	538

Total Fuel Volume (millions of gallons)
Company-operated	248	258	290
Jobber/dealer	186	191	220

Total Fuel Volumes	434	449	510

Average Fuel Volume Per Month Per Retail Station (thousands of gallons)
Company-operated	101	101	109
Jobber/dealer	60	57	58
Total retail stations	78	76	79

Fuel Revenues (in millions)
Company-operated	$674	$609	$566
Jobber/dealer	386	335	297

Total Fuel Revenues	$1,060	$944	$863

Merchandise and Other Revenues (in millions)	$144	$141	$131

Merchandise Margin (percent of revenues)	27%	26%	28%

(a)	Company-operated retail stations included 39 in Utah, 33 in Hawaii, 29 in Alaska, 26 in Washington and 67 in other western and mid-continental states at December 31, 2006.

(b)	At December 31, 2006, the jobber/dealer retail stations included 69 in North Dakota, 67 in Alaska, 38 in Utah, 27 in Washington, 23 in Idaho, 23 in Minnesota, 13 in California and 6 in other western states.

COMPETITION AND OTHER
          We compete on a global basis with a number of major integrated oil companies who produce crude oil for use in their refining operations and other companies that may have greater financial and other resources. The availability and cost of crude oil is affected by global supply and demand dynamics. Similarly, the supply and prices of refined products are impacted by global dynamics. Our Golden Eagle and Washington refineries compete with several refineries on the U.S. West Coast. In addition, products flow into the West Coast from the Gulf Coast and other parts of the world. Our Hawaii refinery competes primarily with one other refinery in Hawaii, owned by a major integrated oil company that also is located at Kapolei and has a crude oil capacity of 54,000 bpd. The Alaska refinery competes with other refineries in Alaska and on the U.S. West Coast. Our refining competition in Alaska includes two refineries near Fairbanks and a refinery near Valdez. We estimate that the other Alaska refineries have a combined capacity to process approximately 270,000 bpd of crude oil. Our North Dakota refinery is the only refinery in North Dakota. Refineries in Wyoming, Montana, the Midwest and the United States Gulf Coast region are the primary competitors with our North Dakota refinery. Our Utah refinery is the largest of five refineries located in Utah. We estimate that these other refineries have a combined capacity to process approximately 107,500 bpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states. Our Golden Eagle, Washington, Hawaii and Alaska refineries also compete with companies that import refined products from other parts of the world, including the Far East and Europe.
          Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers to the Anchorage International Airport, a major hub for air cargo traffic between manufacturing regions in the Far East and markets in the United States and Europe. In Hawaii, jet fuel sales are concentrated in Honolulu, where we are the principal supplier to the Honolulu International Airport. We also serve four airports on other islands in Hawaii. In Washington, jet fuel sales are concentrated at the Seattle/Tacoma International Airport. We also supply jet fuel to customers in Portland, Oregon; Los Angeles, San Francisco and San Diego, California; Las Vegas and Reno, Nevada; and Phoenix, Arizona. Other suppliers compete for sales at all of these airports. In Utah, our jet fuel sales are concentrated in Salt Lake City, and we also supply jet fuel to customers in Boise, Burley and Pocatello, Idaho. The North Dakota refinery supplies jet fuel to customers in Minneapolis/St. Paul and Moorhead, Minnesota and in Bismarck and Jamestown, North Dakota. We compete with other suppliers for U.S. military contracts in Alaska, Hawaii and North Dakota. Both the Alaska and Hawaii markets periodically require additional jet fuel supplies from outside the state to meet demand.
          We sell our diesel fuel production primarily on a wholesale basis, competing with other suppliers in all of our market areas. Refined products from foreign sources, including Canada, also compete for distillate customers in our market areas.
          We sell gasoline in Alaska, California, Hawaii, North Dakota, Utah, Washington and other western and mid-continental states through a network of company-operated retail stations and branded and unbranded jobber/dealers. From time-to-time we also sell refined product to other refiners. Competitive factors that affect retail marketing include price, station appearance, location and brand awareness. Our retail marketing operations compete with other independent marketing companies, integrated oil companies and high-volume retailers.
GOVERNMENT REGULATION AND LEGISLATION
     Environmental Controls and Expenditures
          All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, our facilities will continue to be engaged in meeting new requirements promulgated by the U.S. Environmental Protection Agency (“EPA”) and the states and local jurisdictions in which we operate as described below.

          Changes in fuel standards, including those related to gasoline and diesel fuel sulfur concentrations, also affect our operations. EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently evaluating alternative projects that will satisfy the requirements to meet the regulations at our Utah refinery.
          EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $61 million in 2006 to meet the revised diesel fuel standards, and we have budgeted an additional $18 million in 2007 to complete our diesel desulfurizer unit to manufacture additional ultra-low sulfur diesel at our Alaska refinery. Our Golden Eagle, Washington and Hawaii refineries will not require additional capital spending to meet the new diesel fuel standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at both our North Dakota and Utah refineries.
          In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We spent $3 million during 2006 and we have budgeted an additional $18 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
          In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. To satisfy the requirements of the Consent Decree, we spent $3 million during 2006 and we have budgeted an additional $25 million through 2010.
          In December 2006, we proposed an alternative monitoring plan and a schedule for removing atmospheric blowdown towers at the Golden Eagle refinery to the Bay Area Air Quality Management District in response to a notice of violation (“NOV”) received from that agency in August 2006. We have budgeted $88 million through 2010 to remove the atmospheric blowdown towers.
          During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes budgeted spending of $231 million in 2007 and $145 million in 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $127 million from inception of the project, of which $124 million was spent in 2006.
          We will also spend capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $26 million during 2006 and we have budgeted an additional $110 million through 2011 to complete the project. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
          Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures. For further information on environmental matters and other contingencies, see Note N in our consolidated financial statements in Item 8.

     Environmental Controls and Expenditures — Pending Acquisition of the Los Angeles Assets
          The Los Angeles Assets are subject to extensive environmental requirements. If we consummate the purchase of the Los Angeles Assets, we anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions. These cost estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
     Oil Spill Prevention and Response
          We operate in environmentally sensitive coastal waters, where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined product over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state regulations, which require that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. Our oil spill prevention plans and procedures are frequently reviewed and modified to prevent oil and refined product releases and to minimize potential impacts should a release occur.
          We currently charter tankers to ship crude oil from foreign and domestic sources to our Golden Eagle, Mid-Pacific and Pacific Northwest refineries. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that we demonstrate the capability to respond to the “worst case discharge” to the maximum extent practicable. As an example, the State of Alaska requires us to provide spill-response capability to contain or control and cleanup amounts equal to 50,000 barrels of crude oil for a tanker carrying fewer than 500,000 barrels and 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet these requirements, we have entered into contracts with various parties to provide spill response services. We have entered into spill-response agreements with (1) Cook Inlet Spill Prevention and Response, Incorporated (for which we fund approximately 82% of expenditures) and Alyeska Pipeline Service Company for spill-response services in Alaska and (2) Clean Islands Council for response services throughout the State of Hawaii. In addition, for larger spill contingency capabilities, we have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay and Puget Sound. We believe these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.
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
EMPLOYEES
          At December 31, 2006, we had approximately 3,950 full-time employees — 1,125 of whom are covered by collective bargaining agreements with terms expiring on January 31, 2009. We consider our relations with our employees to be satisfactory.

PROPERTIES
          Our principal properties are described above under the captions “Refining” and “Retail”. In addition, we own feedstock and refined product storage facilities at our refinery and terminal locations. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. We are the lessee under a number of cancelable and non-cancelable leases for certain properties, including office facilities, retail facilities, ship charters and equipment used in the storage, transportation and production of feedstocks and refined products. See Notes D and N in our consolidated financial statements in Item 8.
          We conduct our retail business under the Tesoro®, Tesoro Alaska®, Mirastar®, and 2-Go Tesoro® brands. Our retail marketing system under these brands includes 460 branded retail stations, of which 194 are company-operated.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following is a list of our executive officers, their ages and their positions at Tesoro as of February 1, 2007.

Name	Age	Position	Position Held Since
Bruce A. Smith	63	Chairman of the Board of Directors, President and Chief Executive Officer	June 1996

William J. Finnerty	58	Executive Vice President and Chief Operating Officer	February 2006

Everett D. Lewis	59	Executive Vice President, Strategy and Asset Management	January 2007

Gregory A. Wright	57	Executive Vice President and Chief Financial Officer	December 2003

W. Eugene Burden	58	Senior Vice President, Government Affairs	February 2006

Claude A. Flagg	53	Senior Vice President, Strategy	January 2007

J. William Haywood	54	Senior Vice President, Refining	March 2005

Joseph M. Monroe	52	Senior Vice President, Business Development and Logistics	January 2007

Charles S. Parrish	49	Senior Vice President, General Counsel and Secretary	May 2006

Daniel J. Porter	51	Senior Vice President, Marketing	April 2005

Lynn D. Westfall	54	Senior Vice President, External Affairs and Chief Economist	January 2007

Arlen O. Glenewinkel, Jr.	50	Vice President and Controller	December 2006

Susan A. Lerette	48	Vice President, Human Resources	May 2005

Otto C. Schwethelm	52	Vice President, Finance and Treasurer	March 2006

Sarah S. Simpson	37	Vice President, Corporate Communications	June 2005

G. Scott Spendlove	43	Vice President, Strategy and Long-Term Planning	December 2006

          There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board of Directors at their first meeting following the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board of Directors in the next year or until a successor has been elected or qualified. Positions held for at least the past five years for each of our executive officers is described below (positions, unless otherwise specified, are with Tesoro).
          Bruce A. Smith was named Chairman of the Board of Directors, President and Chief Executive Officer in June 1996.
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
          Everett D. Lewis was named Executive Vice President, Strategy and Asset Management in January 2007. Prior to that, he served as Executive Vice President, Strategy beginning in January 2005 and Senior Vice President, Corporate Strategic Planning from November 2004 to January 2005. Mr. Lewis served as Senior Vice President, Planning and Optimization from February 2003 to November 2004 and Senior Vice President, Planning and Risk Management from April 2001 to February 2003.
          Gregory A. Wright was named Executive Vice President and Chief Financial Officer in December 2003. Prior to that, he served as Senior Vice President and Chief Financial Officer from April 2001 to December 2003.
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
          Claude A. Flagg was named Senior Vice President, Strategy in January 2007. Prior to that, he served as Senior Vice President, Supply and Optimization beginning in February 2005. He joined Tesoro in January 2005 as Senior Vice President, Planning and Optimization. Prior to joining Tesoro, he served as General Manager of Supply Optimization at Shell Oil Products U.S. from January 2003 to December 2004. From May 2002 to January 2003, Mr. Flagg was General Manager of Supply Optimization at Equilon Enterprises, LLC. He was General Manager of Equilon Enterprises, LLC’s Bay/Valley Refining Complex from April 1999 to May 2002.
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
          Joseph M. Monroe was named Senior Vice President, Business Development and Logistics in January 2007. Prior to that, he served as Senior Vice President, Corporate Development beginning in February 2006, Senior Vice President, Business Integration and Analysis from February 2005 to February 2006 and Senior Vice President, Organizational Effectiveness from November 2004 to February 2005. Mr. Monroe served as Senior Vice President, Strategic Planning and Business Development of Tesoro Petroleum Companies, Inc. from February 2004 to November 2004 and as Senior Vice President, Supply and Distribution, of Tesoro Refining and Marketing Company from May 2002 to February 2004. Prior to joining Tesoro, he was Vice President, Pipelines and Terminals of Unocal Corporation and President of Unocal Pipeline Company from January 1999 through May 2002.

          Charles S. Parrish was named Senior Vice President, General Counsel and Secretary in May 2006. Prior to that, he served as Vice President, General Counsel and Secretary beginning in March 2005 and as Vice President, Assistant General Counsel and Secretary beginning in November 2004. Mr. Parrish served as Vice President, Assistant General Counsel of Tesoro Petroleum Companies, Inc. from March 2003 to November 2004. From 1995 through March 2003, he served numerous roles in the Company’s legal department, primarily focused on matters related to the Company’s capital structure and Securities Act reporting.
          Daniel J. Porter was named Senior Vice President, Marketing in April 2005. Prior to that, he served as President of the Northwest Region of Tesoro Refining and Marketing Company and Anacortes Refinery Manager from June 2002 to April 2005. He was also President of the Northern Great Plains Region and Mandan Refinery Manager from September 2001 to June 2002.
          Lynn D. Westfall was named Senior Vice President, External Affairs and Chief Economist in January 2007. Prior to that, he served as Senior Vice President, Chief Economist beginning in May 2006, Vice President, Chief Economist from August 2005 to May 2006 and as Vice President, Development and Business Analysis from January 2002 to August 2005.
          Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006. Prior to that, Mr. Glenewinkel served as Vice President, Enterprise Risk beginning in April 2005, Vice President, Internal Audit, from August 2002 to April 2005 and Director, Business Processes from July 2001 to August 2002.
          Susan A. Lerette was named Vice President, Human Resources in May 2005. Prior to that, she served as Vice President, Human Resources and Communications from May 2004 to May 2005. From April 2001 to May 2004, she served as Vice President, Communications.
          Otto C. Schwethelm was named Vice President, Finance and Treasurer in March 2006. Prior to that, he served as Vice President and Controller from February 2003 to March 2006 and as Vice President and Operations Controller from September 2002 to February 2003. From December 2001 to September 2002, Mr. Schwethelm served as Vice President, Shared Services of Tesoro Petroleum Companies, Inc.
          Sarah S. Simpson was named Vice President of Corporate Communications in June 2005. Prior to joining Tesoro, she served as Director of Corporate Communications and Community Relations at Cemex, Inc. from November 2004 to June 2005. From July 2000 to November 2004, she served as Director of Corporate Communications at Waste Management, Inc.
          G. Scott Spendlove was named Vice President, Strategy and Long-Term Planning in December 2006. Prior to that, he served as Vice President and Controller beginning in March 2006 and Vice President, Finance and Treasurer from May 2003 to March 2006. Mr. Spendlove also served as Vice President, Finance from January 2002 to May 2003.
BOARD OF DIRECTORS OF THE REGISTRANT
          The following is a list of our Board of Directors:

Bruce A. Smith	Chairman, President and Chief Executive Officer of Tesoro Corporation

Steven H. Grapstein	Lead Director of Tesoro Corporation; Chief Executive Officer of Kuo Investment Company

John F. Bookout, III	Retired Director of McKinsey & Company; Senior Advisor to First Reserve Corporation

Rodney F. Chase	Chairman of Petrofac, Ltd. and Senior Advisor to Lehman Brothers, Inc.

Robert W. Goldman	Vice President, Finance for World Petroleum Council; Retired Chief Financial Officer of Conoco, Inc.

William J. Johnson	Petroleum Consultant; President of JonLoc, Inc.

A. Maurice Myers	Retired Chairman, President and Chief Executive Officer of Waste Management, Inc.

Donald H. Schmude	Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.

Patrick J. Ward	Retired Chairman, President and Chief Executive Officer of Caltex Petroleum Corporation

Michael E. Wiley	Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.
ITEM 1A. RISK FACTORS
The volatility of crude oil prices, refined product prices and natural gas and electrical power prices may have a material adverse effect on our cash flow and results of operations.
          Our earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including fixed and variable expenses (including the cost of crude oil and other refinery feedstocks) and the margin above those expenses at which we are able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:
•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	weather conditions, hurricanes or other natural disasters;

•	government regulations; and

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume of refined products imports.
          Prices for refined products are influenced by the price of crude oil. We do not produce crude oil and must purchase all of our crude oil, the price of which fluctuates on worldwide market conditions. Generally, an increase or decrease in the price of crude oil affects the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices (both among different classes of refined products and among various global markets for similar refined products) as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our refining and wholesale marketing operations, earnings and cash flow. Also, crude oil supply contracts are generally term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products also could have a material adverse effect on our business, financial condition and results of operations.
          Volatile prices for natural gas and electrical power used by our refineries and other operations have affected manufacturing and operating costs. Natural gas and electricity prices have been and will continue to be affected by supply and demand for fuel and utility services in both local and regional markets.
Our business is impacted by risks inherent in refining operations.
          The operation of refineries, pipelines and refined products terminals is inherently subject to spills, discharges or other releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities to which we sent wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or spills, or the amounts that we may have to pay to third parties for damage to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
          We operate in environmentally sensitive coastal waters, where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our Golden Eagle, Mid-Pacific and Pacific Northwest refineries import crude oil feedstocks by tanker. Transportation of crude oil and refined products over water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Hawaii, Washington and Alaska. Among other things, these laws require us to demonstrate in some situations our capacity to respond to a “worst case discharge” to the maximum extent possible. We have contracted with various spill response service companies in the areas in which we transport crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state laws. However, there may be accidents involving tankers transporting crude oil or refined products, and response services may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge.
The dangers inherent in our operations and the potential limits on insurance coverage could expose us to potentially significant liability costs.
          Our operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills and mechanical failure of equipment at our or third-party facilities, any of which can result in damage to our properties and the properties of others. A serious accident could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. In addition, we operate six petroleum refineries, any of which could experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Any such unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. While we carry property, casualty and business interruption insurance, we do not maintain insurance coverage against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
          We have in the past operated retail stations with underground storage tanks in various jurisdictions, and currently operate retail stations that have underground storage tanks in 18 states in the mid-continental and western United States. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from underground storage tanks which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.
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
          Assembly Bill 32, a California bill that creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020, was passed by the California legislature and was signed by Governor Schwarzenegger on September 27, 2006. The bill focuses on using market mechanisms, such as offsets and cap-and-trade programs, to achieve the targets. Regulations under the bill have not yet been promulgated. The bill specifies that any established greenhouse gas allowances will be assigned to the entity regulated under the cap. Implementation is slated to begin January 1, 2010 with full implementation to occur by 2020. The implementation and implications of this legislation will take many years to realize, and we cannot predict at this time what impact, if any, this legislation will have on our business.
          Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, nitrogen oxides and sulfur dioxide) are in various phases of discussion or implementation. These include proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in greenhouse gas emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. These actions could also impact the consumption of refined products, thereby affecting our operations.
          We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.
          Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel and jet fuel through third-party pipelines and the balance through marine vessels. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its refined products through third-party pipelines. Our North Dakota refinery delivers substantially all of its refined products through a third-party pipeline system. Our Golden Eagle refinery receives approximately one-third of its crude oil through pipelines and the balance through marine vessels. Substantially all of our Golden Eagle refinery’s production is delivered through third-party pipelines, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is upset because of accidents, governmental regulation or third-party action. A prolonged upset of the ability of a pipeline or vessels to transport crude oil or refined product could have a material adverse effect on our business, financial condition and results of operations.
          The pending acquisitions of the Los Angeles Assets and of the USA Petroleum retail stations are subject to regulatory approvals that could delay or prevent us from acquiring the assets.
          The consummation of the acquisitions of the Los Angeles Assets and of the USA Petroleum retail stations are subject to approval by the Federal Trade Commission and the Attorney General of the State of California. The failure to obtain these approvals could delay or prevent the consummations of either or both of these acquisitions.
Terrorist attacks and threats or actual war may negatively impact our business.
          Our business is affected by global economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as actual or threatened terrorist attacks and acts of war. Terrorist attacks, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers or energy markets in general, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, delays in our delivery of refined products, decreased sales of our refined products and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets (which could include refineries such as ours) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could significantly impact energy prices, including prices for our crude oil and refined products, and have a material adverse impact on the margins from our refining and wholesale marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.

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
          In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our Golden Eagle refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from pre-acquisition operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our Golden Eagle refinery, including the defined environmental liabilities arising from pre-acquisition operations. The arbitration is scheduled to begin during March 2007. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, although we cannot provide assurance that we will prevail. For further information related to the claims, see Note N in our consolidated financial statements in Item 8.
          As previously disclosed, we are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees, but we cannot estimate the amount or likelihood of the ultimate resolution of these matters at this time, and accordingly, we have not established a reserve for these cases. We believe we have defenses to these claims and intend to vigorously defend the lawsuits.
          In October 2005, we received a NOV from the United Stated Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations.
          In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the Golden Eagle refinery. The settlement agreement was executed on October 11, 2006 and Tesoro made a cash payment of $200,000 to the District during the fourth quarter of 2006. Pursuant to the terms of the settlement agreement, Tesoro will undertake a supplemental project valued at approximately $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Tesoro specifically incorporates it by reference into such filing.
          The performance graph below compares the cumulative total return of our common stock to the cumulative total return of the S&P Composite Index and to a composite peer group of companies. The composite peer group (the “Peer Group”) includes the following: Alon USA Energy, Inc., Frontier Oil Corporation, Holly Corporation, Marathon Oil Corporation, Sunoco, Inc., and Valero Energy Corporation. The graph below is for the period of five years commencing December 31, 2001 and ending December 31, 2006.
Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P 500 Index and Composite Peer Group

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Tesoro	$100	$34	$111	$243	$471	$507
S&P 500	$100	$78	$100	$111	$116	$134
Peer Group	$100	$79	$122	$165	$334	$371

*	Assumes that the value of the investment in common stock and each index was $100 on December 31, 2001, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.
Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

          Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2006 and 2005. Quarterly cash dividends have been declared for each quarter beginning in June 2005. Prior to June 2005, we had not paid dividends on our common stock since 1986.

	Sales Prices per		Dividends
	Common Share		Per
Quarter Ended	High	Low	Common Share

December 31, 2006	$73.10	$54.66	$0.10
September 30, 2006	$76.80	$52.95	$0.10
June 30, 2006	$75.74	$60.32	$0.10
March 31, 2006	$73.98	$57.67	$0.10

December 31, 2005	$69.30	$52.03	$0.10
September 30, 2005	$71.82	$46.11	$0.05
June 30, 2005	$49.87	$34.05	$0.05
March 31, 2005	$38.20	$28.25	$—
          On January 26, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 15, 2007 to shareholders of record on March 1, 2007. At February 21, 2007, there were approximately 1,849 holders of record of our 68,215,252 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock repurchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes D and E in our consolidated financial statements in Item 8.
          The 2007 annual meeting of stockholders will be held at 5:00 P.M. Pacific Daylight Time on Tuesday, May 1, 2007, at The Four Seasons Hotel, 1260 Channel Drive, Santa Barbara, California. Holders of common stock of record at the close of business on March 13, 2007 are entitled to notice of and to vote at the annual meeting.
          The following table summarizes, as of December 31, 2006, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the Second Column)
Equity compensation plans approved by security holders	3,573,004	$26.45	1,755,685

Equity compensation plans not approved by security holders(a)	190,869	$9.82	—

Total	3,763,873	$25.61	1,755,685

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors has suspended any future grants under this plan.

          The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended December 31, 2006.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased	Share	Programs*	Programs*
October 2006	240,000	$57.78	240,000	$38 million
November 2006	—	—	—	$38 million
December 2006	—	—	—	$38 million

Total	240,000	$57.78	240,000

*	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.
ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth certain selected consolidated financial and operating data of Tesoro as of and for each of the five years in the period ended December 31, 2006. The selected consolidated financial information presented below has been derived from our historical financial statements. Our financial results include the results of our California operations since mid-May 2002. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$18,104	$16,581	$12,262	$8,846	$7,119
Net Earnings (Loss) (a)	$801	$507	$328	$76	$(117)
Net Earnings (Loss)
Basic	$11.78	$7.44	$5.01	$1.18	$(1.93)
Diluted	$11.46	$7.20	$4.76	$1.17	$(1.93)
Weighted Shares Outstanding (millions): (b)
Basic	68.0	68.1	65.5	64.6	60.5
Diluted	69.9	70.4	68.9	65.1	60.5
Dividends per share (c)	$0.40	$0.20	$—	$—	$—
Balance Sheet Data
Current Assets	$2,811	$2,215	$1,393	$1,024	$1,054
Property, Plant and Equipment, Net	$2,687	$2,467	$2,304	$2,252	$2,303
Total Assets	$5,904	$5,097	$4,075	$3,661	$3,759
Current Liabilities	$1,672	$1,502	$993	$687	$608
Total Debt (d)	$1,046	$1,047	$1,218	$1,609	$1,977
Stockholders’ Equity (b)	$2,502	$1,887	$1,327	$965	$888
Current Ratio	1.7:1	1.5:1	1.4:1	1.5:1	1.7:1
Working Capital	$1,139	$713	$400	$337	$446
Total Debt to Capitalization (b) (d)	29%	36%	48%	62%	69%
Common Stock Outstanding (millions of shares)(b)	67.9	69.3	66.8	64.8	64.6
Book Value Per Common Share	$36.85	$27.23	$19.87	$14.89	$13.74

	Years Ended December 31,
	2006	2005	2004	2003	2002
Cash Flows From (Used In)
Operating Activities	$1,139	$758	$681	$447	$58
Investing Activities	(430)	(254)	(174)	(70)	(941)
Financing Activities (b) (c) (d)	(163)	(249)	(399)	(410)	941

Increase (Decrease) in Cash and Cash Equivalents	$546	$255	$108	$(33)	$58

Capital Expenditures (e)	$453	$262	$179	$101	$204
Operating Data
Refining Throughput (thousand barrels per day) (f)
California
Golden Eagle	165	165	153	156	95
Pacific Northwest
Washington	111	111	117	112	104
Alaska	56	60	57	49	53
Mid-Pacific
Hawaii	85	83	84	80	82
Mid-Continent
North Dakota	56	58	56	48	51
Utah	56	53	53	43	50

Total Refining Throughput	529	530	520	488	435

Refining Yield (thousand barrels per day) (f)
Gasoline and gasoline blendstocks	245	248	251	239	204
Jet fuel	68	68	66	58	64
Diesel fuel	121	118	110	103	87
Heavy oils, residual products, internally produced fuel and other	115	115	113	107	95

Total Refining Yield	549	549	540	507	450

Refined Product Sales (thousand barrels per day) (f) (g)
Gasoline and gasoline blendstocks	280	294	300	280	264
Jet fuel	91	101	90	84	94
Diesel fuel	128	139	133	121	115
Heavy oils, residual products and other	87	75	81	72	72

Total Refined Product Sales	586	609	604	557	545

Retail Fuel Sales (millions of gallons)	434	449	510	568	790
Number of Branded Retail Stations (end of period)	460	478	507	557	593

(a)	We have incurred charges that affect the comparability of the periods presented. During 2006, 2005 and 2004, we incurred charges for the Washington refinery delayed coker project termination, debt prepayment and refinancing, and retirement benefits (see “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for further information). In 2003, we incurred charges of $23 million after-tax ($0.35 per share) for the write-off of unamortized debt issuance costs, $6 million after-tax ($0.09 per share) for losses on the sale of marine services assets and certain retail asset impairments, $6 million after-tax ($0.09 per share) for voluntary early retirement benefits and $6 million ($0.08 per share) for the termination of our funded executive security plan. In 2002, we incurred charges for bridge financing fees associated with the acquisition of the Golden Eagle refinery of $8 million after-tax ($0.14 per share), losses on asset sales and impairment of goodwill of $5 million after-tax ($0.08 per share), and severance and integration costs of $5 million after-tax ($0.08 per share). Our 2002 results also included income tax refund claims which reduced previously recognized income tax credits by $6 million ($0.10 per share) and a LIFO inventory liquidation resulting in decreased costs of sales of $3 million after-tax ($0.05 per share).

(b)	During 2006, we repurchased 2.4 million shares of our common stock for $148 million in connection with our share repurchase program.

(c)	We paid dividends of $0.10 per quarter during 2006. In both June and September 2005, we paid a quarterly cash dividend on common stock of $0.05 per share and in December 2005, we paid a quarterly cash dividend on common stock of $0.10 per share. Prior to 2005, we had not paid dividends since 1986.

(d)	During 2005, we voluntarily prepaid the remaining $96 million of senior secured term loans and refinanced nearly $1 billion of outstanding senior notes through a $900 million notes offering and a $92 million prepayment of debt. During 2004, we voluntarily prepaid the $297.5 million of outstanding senior subordinated notes and $100 million of senior secured term loans. During 2003, we reduced total debt by $377 million primarily through voluntary prepayments.

(e)	Capital expenditures exclude amounts for refinery turnaround spending and other maintenance costs and for major acquisitions in the refining and retail segments during 2002.

(f)	Volumes for 2002 include amounts from the Golden Eagle refinery since we acquired it on May 17, 2002, averaged over 365 days. Throughput and yield for the Golden Eagle refinery averaged over the 229 days of operation that we owned it were 151 Mbpd and 160 Mbpd, respectively.

(g)	Sources of total refined product sales include refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales were reduced by 23 Mbpd during 2006 as a result of recording certain purchases and sales transactions with the same counterparty on a net basis upon adoption of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” effective January 1, 2006 (see our consolidated financial statements in Item 8 for further information).
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 45 and “Risk Factors” on page 16 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
BUSINESS STRATEGY AND OVERVIEW
          Our strategy is to create a value-added refining and marketing business that has (i) economies of scale, (ii) a low-cost structure, (iii) effective management information systems and (iv) outstanding employees focused on achieving operational excellence in a global market in order to provide stockholders with competitive returns in any economic environment.
          Our goals are focused on: (i) operating our facilities in a safe, reliable, and environmentally responsible way; (ii) improving cash flow by achieving greater operational and administrative efficiencies; and (iii) using excess cash flows from operations in a balanced way to create further shareholder value. During 2006, we achieved the following significant results relative to our goals, which are further described below under “Results of Operations” and “Capital Resources & Liquidity”:
•	We had record net earnings of $801 million, or $11.46 per diluted share, compared to 2005 net earnings of $507 million, or $7.20 per diluted share.

•	Our cash flows from operating activities were $1.1 billion, an increase of $381 million from 2005.

•	We achieved average throughput of 529,000 barrels per day (“bpd”), which was just below the 529,600 bpd record set in 2005.

•	Our capital and turnaround spending totaled $570 million, including $225 million for economic projects, and $68 million for safety and reliability projects.

•	We posted the lowest recordable OSHA incident rate in our history.

•	We paid cash dividends on common stock totaling $27 million or $0.40 per share.

•	We repurchased 2.4 million shares of common stock under our share repurchase program for $148 million.
Pending Acquisitions
          On January 29, 2007, we entered into agreements with Shell Oil Products US (“Shell”) to purchase a 100,000 bpd refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with approximately 250 Shell-branded retail stations located throughout Southern California (collectively, the “Los Angeles Assets”). The purchase includes a long-term agreement allowing us to continue to operate the retail stations under the Shell® brand. The purchase price of the Los Angeles Assets is $1.63 billion, plus the value of petroleum inventories at the time of closing, which is estimated to be $180 million to $200 million based on January 2007 prices. Upon closing of the acquisitions Shell has agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the seller entered into with governmental and non-governmental entities prior to closing . This transaction, which will require regulatory approval from the Federal Trade Commission and the Attorney General of the State of California, is expected to be completed in the second quarter of 2007.
          We expect to realize synergies by optimizing the output of our refineries to maximize the production of clean fuel products for the California market as well as through our crude oil purchasing and unique shipping logistics. In addition, we expect to increase reliability, throughput levels and the production of clean products at the refinery by spending approximately $325 million to $350 million between 2007 and 2011. We also plan to lower air emissions as well as improve fuel efficiency at the refinery by spending an additional $375 million to $400 million between 2007 and 2011. These cost estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through operation of the assets.
          On January 26, 2007, we entered into an agreement to purchase 140 USA Petroleum retail stations located primarily in California and a terminal located in New Mexico. The purchase price of the assets and the USA® brand is $277 million, plus the value of inventory at the time of closing, which is estimated to be $10 million to $15 million based on January 2007 prices. Tesoro will assume the obligations under the seller’s leases, contracts, permits or other agreements arising after the closing date. USA Petroleum will retain certain pre-closing liabilities, including environmental matters. The acquisition will provide us with retail stations near our refineries in California that will enable us to run the refineries at full capacity, invest in refinery improvements and deliver more clean products into the market. This transaction, which will require regulatory approval from the Federal Trade Commission and the Attorney General of the State of California, is expected to be completed in the second quarter of 2007.
          The acquisitions of the Los Angeles Assets and the USA Petroleum retail stations will be paid for with a combination of debt and cash on-hand, which at December 31, 2006 was $986 million. The exact amount of debt and cash is yet to be determined, but our debt-to-capitalization ratio is expected to be less than 50% at the time of closing. We plan to reduce debt through internally generated cash flow and have set a goal to reduce our debt-to-capitalization ratio to 40% by the end of 2007.
          Strategic Capital Projects
          During 2007 we will continue to focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency. In December 2006, our Board of Directors approved the 2007 capital budget, which is approximately $650 million (including refinery turnarounds and other maintenance costs of approximately $92 million). The capital budget does not include any capital spending for the pending acquisitions discussed above. See “Capital Resources and Liquidity” for additional information related to capital spending, including the estimated spending in 2007 for each of the capital projects described below.
          Golden Eagle Coker Modification Project
          The coker modification project at our Golden Eagle refinery is currently scheduled to be substantially completed during the first quarter of 2008. The modification of our existing fluid coker unit to a delayed coker unit will enable us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. By extending the typical coker turnaround cycle from 2.5 years to 5 years, we will effectively increase clean fuels production and significantly reduce the duration and costs of coker turnarounds.
          Washington Sulfur Handling Projects
          Our 2007 capital budget includes sulfur handling projects at our Washington refinery which will allow us to process a greater percentage of sour crude oils beginning in 2008. The sulfur handling projects were a component of the 25,000 bpd delayed coker unit project at our Washington refinery which was cancelled in July 2006. We estimate the sulfur handling projects will allow our Washington refinery to capture up to 15% of the original benefit of the delayed coker. The delayed coker unit was designed to process a larger portion of lower-cost heavy crude oils or manufacture a larger percentage of higher-value refined products. The project, originally estimated to cost approximately $250 million, had experienced significant cost escalations in engineering, materials and labor and no longer met our rate of return objectives. The cost escalations were similar to those that had been announced on other projects both within and outside the energy sector. Our decision to terminate the project is consistent with our commitment to high return projects. The termination of the delayed coker project resulted in pretax charges of $28 million in 2006.
          Other Strategic Capital Projects
          During the 2007 second quarter, we are scheduled to complete the following three strategic projects: (i) a 10,000 bpd diesel desulfurizer unit at our Alaska refinery; (ii) a process control modernization project at our Golden Eagle refinery; and (iii) a wharf expansion project also at our Golden Eagle refinery. The diesel desulfurizer unit will allow us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska. The control modernization project will convert our older refinery control technologies at the Golden Eagle refinery to a modern digital system. The wharf expansion project will increase our crude oil flexibility by enabling us to supply all of the Golden Eagle refinery’s crude oil requirements by water.
          Industry Overview
          The global fundamentals of the refining industry remained strong during 2006. Continued demand growth in developing areas such as India and China and global political concerns supported high prices for crude oil and refined products. In the U.S., refining margins remained above historical levels during 2006 and improved as compared to 2005, in part due to the following:
•	continued high gasoline and diesel demand coupled with limited production capacity;

•	higher than normal industry maintenance during the first half of 2006 reflecting turnarounds which were postponed in 2005 due to hurricanes Katrina and Rita;

•	the introduction of new lower sulfur requirements for gasoline in January 2006 and diesel in June 2006 and the removal of MTBE as a blendstock nationwide;

•	stronger reliance on gasoline imports;

•	the extended downtime at three refineries damaged by the hurricanes and other incidents; and

•	extensive industry maintenance and unplanned downtime on the U.S. West Coast during the fourth quarter.
          Anticipated lower overall crude oil and refined product prices, along with relative price stability, should lead to increases in refined product demand. With little incremental refining capacity being added during the year, existing refineries will likely continue to run at high utilization levels and U.S. refined product imports are expected to increase to meet rising demand requirements. In addition, higher than normal maintenance schedules are planned during the first and second quarters, further reducing U.S. supplies. For all of these reasons, our outlook for the refining industry remains strong.

RESULTS OF OPERATIONS
     Summary
          Our net earnings for 2006 were $801 million ($11.46 per diluted share), compared with net earnings of $507 million ($7.20 per diluted share) for 2005. The significant increase in net earnings during 2006 was primarily due to higher refined product margins and lower interest expense as a result of debt reduction and refinancing in 2005. Net earnings for 2006 included an after-tax charge of $17 million ($0.24 per share) related to the termination of the delayed coker project at our Washington refinery. Net earnings for 2005 included charges for debt refinancing and prepayment costs of $58 million after-tax or $0.82 per share, and executive termination and retirement costs of $6 million after-tax, or $0.09 per share.
Net earnings for 2005 were $507 million ($7.20 per diluted share), compared with net earnings of $328 million ($4.76 per diluted share) for 2004. The significant increase in earnings during 2005 was primarily due to higher refined product margins, record high throughput levels and realizing our operating income improvement initiatives. Net earnings for 2004 included debt prepayment and financing costs of $14 million after-tax, or $0.20 per share, and charges for executive retirement costs of $1 million after-tax, or $0.01 per share.
          A discussion and analysis of the factors contributing to our results of operations is presented hereafter. The accompanying consolidated financial statements in Item 8, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
     Refining Segment

	2006	2005	2004
	(Dollars in millions except per
	barrel amounts)

Revenues
Refined products (a)	$17,323	$15,587	$11,633
Crude oil resales and other	564	782	419

Total Revenues	$17,887	$16,369	$12,052

Refining Throughput (thousand barrels per day) (b)
California
Golden Eagle	165	165	153
Pacific Northwest
Washington	111	111	117
Alaska	56	60	57
Mid-Pacific
Hawaii	85	83	84
Mid-Continent
North Dakota	56	58	56
Utah	56	53	53

Total Refining Throughput	529	530	520

% Heavy Crude Oil of Total Refining Throughput (c)	49%	50%	50%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	245	248	251
Jet Fuel	68	68	66
Diesel Fuel	121	118	110
Heavy oils, residual products, internally produced fuel and other	115	115	113

Total Yield	549	549	540

	2006	2005	2004
	(Dollars in millions except per
	barrel amounts)

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$19.51	$17.88	$13.98
Manufacturing cost before depreciation and amortization	$5.57	$5.56	$5.07
Pacific Northwest
Gross refining margin	$11.61	$9.68	$7.99
Manufacturing cost before depreciation and amortization	$2.88	$2.74	$2.38
Mid-Pacific
Gross refining margin	$6.59	$6.25	$5.30
Manufacturing cost before depreciation and amortization	$1.84	$1.85	$1.51
Mid-Continent
Gross refining margin	$14.16	$10.10	$7.02
Manufacturing cost before depreciation and amortization	$2.96	$2.73	$2.28
Total
Gross refining margin	$13.82	$11.81	$9.12
Manufacturing cost before depreciation and amortization	$3.57	$3.48	$3.01

Segment Operating Income
Gross refining margin (after inventory changes) (e)	$2,631	$2,246	$1,706
Expenses
Manufacturing costs	689	673	573
Other operating expenses	178	182	141
Selling, general and administrative	26	27	22
Depreciation and amortization(f)	221	160	130
Loss on asset disposals and impairments	41	10	10

Segment Operating Income	$1,476	$1,194	$830

Refined Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	280	294	300
Jet fuel	91	101	90
Diesel fuel	128	139	133
Heavy oils, residual products and other	87	75	81

Total Refined Product Sales	586	609	604

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$81.26	$70.20	$52.65
Average costs of sales	69.42	60.28	44.74

Refined Product Sales Margin	$11.84	$9.92	$7.91

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $987 million, $873 million and $784 million in 2006, 2005 and 2004, respectively. Intersegment refined product sales volumes totaled 16,200 bpd, 16,900 bpd and 19,000 bpd in 2006, 2005 and 2004, respectively.

(b)	We experienced reduced throughput during scheduled turnarounds for the following refineries: the Golden Eagle, Washington and Alaska refineries during 2006; the Golden Eagle, Washington and Hawaii refineries during 2005; and the Golden Eagle refinery during 2004.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute gravity of 32 degrees or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of refined product that is different than actual volumes manufactured. The adjustment for changes in refined product inventory resulted in a decrease in gross refining margin of $37 million in both 2006 and 2005 and $30 million in 2004. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.06, $0.75 and $0.61 for 2006, 2005 and 2004, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes. Total refined product sales were reduced by 23 thousand barrels per day (“Mbpd”) in 2006 as a result of recording certain purchase and sales transactions with the same counterparty on a net basis beginning in the 2006 first quarter upon adoption of EITF Issue No. 04-13 (see Note A of the consolidated financial statements in Item 8 for further information.)
          2006 Compared to 2005 — Operating income from our refining segment was $1.5 billion in 2006 compared to $1.2 billion in 2005. The increase in operating income of $282 million was primarily due to increased gross refining margins, partially offset by higher depreciation expense and an increased loss on asset disposals and impairments. Total gross refining margins increased 17% to $13.82 per barrel in 2006 compared to $11.81 per barrel in 2005 reflecting higher industry margins in all of our regions. The higher industry margins reflect continued strong demand for refined products, limited production capacity in the U.S., a stronger reliance on gasoline imports and strong global economic growth. During 2006, certain factors further impacted industry refining margins, including the introduction of new sulfur requirements for gasoline and diesel, the elimination of MTBE, increased turnaround activity during the first half of 2006 and extensive turnaround activity on the U.S. West Coast in the fourth quarter. See “Business Strategy and Overview” for additional information and other factors impacting industry refining margins. Industry margins during the second half of 2005 were impacted due to production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita.
          On an aggregate basis, our total gross refining margins increased to $2.6 billion in 2006 from $2.2 billion in 2005, reflecting higher per barrel gross refining margins in all of our regions, particularly in our Mid-Continent and Pacific Northwest regions. In our Mid-Continent region, gross refining margins increased 40% to $14.16 per barrel during 2006 from $10.10 per barrel during 2005, reflecting lower feedstock costs due to higher local crude production and strong diesel demand. During 2005, margins in our Mid-Continent region were negatively impacted by certain factors primarily during the first quarter, including higher crude oil costs due to Canadian production constraints and a depressed market in the Salt Lake City area due to record high first quarter production in PADD IV. Gross refining margins in our Pacific Northwest region increased 20% to $11.61 per barrel in 2006 versus $9.68 per barrel in 2005 despite a scheduled turnaround at our Washington refinery during the fourth quarter. Margins were positively impacted by continued strong demand on the U.S. West Coast along with higher than normal industry maintenance and unscheduled refining industry downtime. By comparison, certain factors negatively impacted our gross refining margins in 2005. During the 2005 first quarter, margins in our Pacific Northwest region were negatively impacted as our Washington refinery completed a scheduled turnaround of the crude and naphtha reforming units and incurred unscheduled downtime of certain processing equipment. In addition, our gross refining margins in our Pacific Northwest region during the first half of 2005 were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils.
          Total refining throughput averaged 529 Mbpd in 2006 compared to 530 Mbpd during 2005. During 2006, we continued to achieve near record throughput levels reflecting on-going reliability and operating efficiencies due to recent scheduled turnarounds. In addition, our on-going process controls modernization programs at our Golden Eagle and Washington refineries contributed to higher throughput during the second half of 2006. During 2006, we experienced scheduled refinery turnarounds at our Golden Eagle, Alaska, and Washington refineries and unscheduled downtime at our North Dakota refinery. We also experienced reduced throughput at our Alaska refinery during the 2006 first quarter as a result of the grounding of our time-chartered vessel which impacted our supply of feedstocks to the refinery. During 2005, we experienced scheduled refinery turnarounds at our Golden Eagle, Washington and Hawaii refineries and other unscheduled downtime.
          Revenues from sales of refined products increased 11% to $17.3 billion in 2006 from $15.6 billion in 2005, primarily due to significantly higher average refined product sales prices, partially offset by lower refined product sales volumes. Our average refined product prices increased 16% to $81.26 per barrel reflecting the continued strength in market fundamentals. Total refined product sales averaged 586 Mbpd in 2006, a decrease of 23 Mbpd from 2005, reflecting recording certain purchases and sales transactions on a net basis as described in note (g) in the table above. Our average costs of sales increased 15% to $69.42 per barrel during 2006, reflecting significantly higher average feedstock prices. Manufacturing and other operating expenses increased to $867 million in 2006, compared with $855 million in 2005, primarily due to increased employee costs of $23 million, higher repairs and maintenance of $11 million and increased catalyst and chemical costs of $8 million. The increase was partially offset by reclassifying certain pipeline and terminal costs of $37 million in 2006 from other operating costs to costs of sales. Depreciation and amortization increased to $221 million in 2006, compared to $160 million in 2005 due in part to additional depreciation of $50 million due to shortening the estimated lives and recording asset retirement obligations of certain assets at our Golden Eagle refinery beginning in the fourth quarter of 2005. The increase in depreciation and amortization also reflects increasing capital expenditures. Loss on asset disposals and impairments increased to $41 million in 2006 from $10 million in 2005, primarily due to pretax charges of $28 million related to the termination of the delayed coker project at our Washington refinery.
          2005 Compared to 2004 — Operating income from our refining segment was $1.2 billion in 2005 compared to $830 million in 2004. The increase in operating income of $364 million was primarily due to higher gross refining margins, combined with higher throughput levels, partially offset by higher operating expenses. Total gross refining margins increased 29% to $11.81 per barrel in 2005 compared to $9.12 per barrel in 2004, reflecting higher per-barrel gross refining margins in all our regions. Industry margins on a national basis improved during 2005 compared to 2004, primarily due to the continued increased demand for refined products due to improved global economic performance, an active hurricane season and higher than normal industry maintenance particularly in the western United States during the first half of 2005. Industry margins were also impacted by unplanned industry downtime on the U.S. West Coast during the 2005 third quarter.
          On an aggregate basis, our total gross refining margins increased to $2.2 billion in 2005 from $1.7 billion in 2004, reflecting higher per-barrel gross refining margins and increased total refining throughput. Total refining throughput averaged 530 Mbpd in 2005 compared to 520 Mbpd during 2004, reflecting record high throughput during the 2005 third and fourth quarters. Our record high throughput during the last half of 2005 reflects improved operational efficiencies resulting from scheduled turnarounds at our three largest refineries during the first half of 2005. We estimate that our refining operating income was reduced by approximately $75 million as a result of both scheduled and unscheduled downtime at our Golden Eagle and Washington refineries during the 2005 first quarter. During the 2004 third and fourth quarters, our Golden Eagle refinery experienced reduced throughput during a scheduled turnaround, in which we estimate that our refining operating income was reduced by approximately $99 million. In addition, our gross refining margins in our Pacific Northwest region during the first half of 2005 and the 2004 third and fourth quarters were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils.
          Revenues from sales of refined products increased 34% to $15.6 billion in 2005 from $11.6 billion in 2004, primarily due to significantly higher average refined product sales prices combined with slightly higher refined product sales volumes. Our average refined product prices increased 33% to $70.20 per barrel reflecting the continued strength in market fundamentals and the active hurricane season. Total refined product sales averaged 609

Mbpd in 2005, compared to 604 Mbpd in 2004. Our average costs of sales increased 35% to $60.28 per barrel during 2005, reflecting significantly higher average feedstock prices and increased purchases of refined products due to scheduled and unscheduled downtime at certain refineries. Expenses, excluding depreciation and amortization, increased to $892 million in 2005, compared with $746 million in 2004, primarily due to higher utilities of $48 million, higher employee costs of $13 million, increased maintenance costs of $12 million and increased insurance costs of $8 million primarily due to property insurance premium surcharges resulting from hurricanes Katrina and Rita. Expenses included the allocation of certain information technology costs totaling $24 million that were previously classified as corporate and unallocated costs. Depreciation and amortization increased to $160 million in 2005, compared to $130 million in 2004, primarily reflecting increasing capital expenditures. In addition, during the fourth quarter of 2005, we shortened the estimated lives of the fluid coker unit and certain tanks at our Golden Eagle refinery and recorded asset retirement obligations, resulting in additional depreciation of $12 million.
Retail Segment

	2006	2005	2004
	(Dollars in millions except
	per gallon amounts)

Revenues
Fuel	$1,060	$944	$863
Merchandise and other (a)	144	141	131

Total Revenues	$1,204	$1,085	$994

Fuel Sales (millions of gallons)	434	449	510

Fuel Margin ($/gallon) (b)	$0.17	$0.16	$0.16

Merchandise Margin (in millions)	$38	$36	$35

Merchandise Margin (percent of revenues)	27%	26%	28%

Average Number of Retail Stations (during the period)
Company-operated	204	213	222
Branded jobber/dealer	261	281	316

Total Average Retail Stations	465	494	538

Segment Operating Income (Loss)
Gross Margins
Fuel (c)	$72	$71	$79
Merchandise and other non-fuel margin	41	39	39

Total gross margins	113	110	118
Expenses
Operating expenses	87	90	76
Selling, general and administrative	25	25	26
Depreciation and amortization	16	17	18
Loss on asset disposals and impairments	6	9	4

Segment Operating Loss	$(21)	$(31)	$(6)

(a)	Merchandise and other includes other revenues of $3 million in both 2006 and 2005 and $4 million in 2004.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other financial measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

          2006 Compared to 2005 — The operating loss for our retail segment was $21 million during 2006, compared to an operating loss of $31 million in 2005. Total gross margins increased to $113 million during 2006 from $110 million during 2005 reflecting slightly higher fuel margins, partly offset by lower sales volumes. Total gallons sold decreased to 434 million from 449 million, reflecting the decrease in average retail station count to 465 in 2006 from 494 in 2005. The decrease in average retail station count reflects our continued rationalization of our retail assets, including the sale of 13 company-operated retail stations in August 2006.
          Revenues on fuel sales increased to $1.1 billion in 2006 from $944 million in 2005, reflecting higher sales prices, partly offset by lower sales volumes. Costs of sales increased in 2006 due to higher average prices of purchased fuel, partly offset by lower sales volumes.
          2005 Compared to 2004 — The operating loss for our retail segment was $31 million in 2005, compared to an operating loss of $6 million in 2004. Total gross margins decreased to $110 million during 2005 from $118 million in 2004 due to lower sales volumes. Total gallons sold decreased to 449 million from 510 million, reflecting the decrease in average retail station count to 494 in 2005 from 538 in 2004. The decrease in average retail station count reflects our continued rationalization of our retail assets.
          Revenues on fuel sales increased to $944 million in 2005, from $863 million in 2004, reflecting increased sales prices, partly offset by lower sales volumes. Costs of sales increased in 2005 due to higher average prices of purchased fuel, partly offset by lower sales volumes. Operating expenses for 2005 included the allocation of certain information technology costs of $5 million that were previously classified as corporate and unallocated costs and higher insurance costs of $2 million. The increase in loss on asset disposals and impairments to $9 million in 2005 from $4 million in 2004 primarily reflects charges for the impairment of certain retail stations.
     Selling, General and Administrative Expenses
          Selling, general and administrative expenses of $176 million in 2006 decreased from $179 million in 2005. The decrease during 2006 was primarily due to charges totaling $11 million for the termination and retirement of certain executive officers during 2005 and lower contract labor expenses of $8 million, partially offset by higher employee expenses of $15 million.
          Selling, general and administrative expenses of $179 million in 2005 increased from $152 million in 2004. Beginning in 2005, we allocated certain information technology costs previously reported as selling, general and administrative expenses to costs of sales and operating expenses totaling $29 million (see Notes A and C of the condensed consolidated financial statements in Item 8). The increase during 2005 was primarily due to increased employee and contract labor expenses of $28 million, charges for the termination and retirement of certain executive officers of $11 million and additional stock-based compensation expenses of $8 million. The increase in employee and contract labor expenses during 2005 primarily reflects costs associated with implementing and supporting systems and process improvements.
     Interest and Financing Costs
          Interest and financing costs were $77 million in 2006 compared to $211 million in 2005. During 2005, we incurred debt refinancing and prepayment costs totaling $92 million associated with the refinancing of our 8% senior secured notes and 9 5/8% senior subordinated notes, and charges of $3 million in connection with voluntary debt prepayments. Excluding these refinancing and prepayment costs, interest and financing costs decreased by $39 million during 2006, primarily due to lower interest expense associated with the refinancing and debt reduction during 2005 totaling $191 million.
          Interest and financing costs were $211 million in 2005 compared to $171 million in 2004. The increase was due to debt refinancing and prepayment costs discussed above. During 2004, debt prepayment and financing costs totaled $23 million, primarily associated with voluntary debt prepayments. Excluding these refinancing and prepayment costs, interest and financing costs decreased by $32 million during 2005, primarily due to lower interest expense associated with debt reduction totaling $401 million during 2004 and $191 million during 2005.

     Interest Income and Other
          Interest income and other increased to $46 million during 2006 from $15 million in 2005. The increase reflects the significant increase in invested cash balances along with higher interest rates and a $5 million gain associated with the sale of our leased corporate headquarters by a limited partnership in which we were a 50% partner. The increase in 2005 of $10 million from 2004 also reflects an increase in invested cash balances.
     Income Tax Provision
          The income tax provision amounted to $485 million in 2006 compared to $324 million in 2005 and $219 million in 2004. The increases reflect significantly higher earnings before income taxes. The combined federal and state effective income tax rates were approximately 38%, 39% and 40% in 2006, 2005 and 2004, respectively. The decrease in our effective income tax rate during 2006 was primarily a result of a slight decrease in our state effective tax rate. The decrease in our effective income tax rate during 2005 was primarily a result of a new federal tax deduction for domestic manufacturing activities, which became available in 2005.
CAPITAL RESOURCES AND LIQUIDITY
     Overview
          We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 45 and “Risk Factors” on page 16 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
          Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit, although we have not borrowed on our revolving credit facility since June 2005. We ended 2006 with $986 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $626 million in available borrowing capacity under our credit agreement after $124 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $140 million available after $110 million in outstanding letters of credit as of December 31, 2006. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
          As previously described, in January 2007 we entered into purchase agreements to acquire the Los Angeles Assets and USA Petroleum retail stations. The purchase price for the Los Angeles Assets is $1.63 billion plus the value of petroleum inventories at the time of closing, which is estimated to be $180 million to $200 million based on January 2007 prices. The purchase price for the USA Petroleum retail stations is $227 million plus the value of inventories at the time of closing which is estimated to be $10 million to $15 million based on January 2007 prices. The acquisitions, which are subject to federal and state approvals, are anticipated to close in the 2007 second quarter. We intend to finance the acquisitions using a combination of cash on-hand and debt. The exact amount of debt and cash is yet to be determined, but the debt to capitalization ratio is expected to be less than 50% at the time of closing. We plan to reduce debt through internally generated cash flow and have set a goal to reduce our debt-to-capitalization ratio to 40% by the end of 2007. We do not plan to finance the acquisitions with public or private equity.

     Capitalization
          Our capital structure at December 31, 2006 was comprised of (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
9 5/8% Senior Subordinated Notes Due 2012	14
Junior subordinated notes due 2012	104
Capital lease obligations	28

Total debt	1,046
Stockholders’ equity	2,502

Total Capitalization	$3,548

          At December 31, 2006, our debt to capitalization ratio was 29%, compared to 36% at year-end 2005, reflecting an increase in retained earnings primarily due to net earnings of $801 million during 2006. We will incur additional indebtedness to consummate the pending acquisitions of the Los Angeles Assets and USA Petroleum retail stations. On February 15, 2007, we committed to voluntarily prepay the remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes in April 2007 at a redemption price of 104.8%.
          Our credit agreement and senior notes impose various restrictions and covenants as described below that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
     Credit Agreement
          In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of December 31, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2006, we had no borrowings and $124 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $626 million or 83% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at December 31, 2006) or a eurodollar rate (5.33% at December 31, 2006), plus an applicable margin. The applicable margin at December 31, 2006 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at December 31, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2006.
          We also have a separate letters of credit agreement for the purchase of foreign crude oil. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million from $165 million. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of December 31, 2006, we had $110 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $140 million or 56% of total capacity under this credit agreement.
          The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of fixed charge coverage and tangible net worth. We are not required to maintain the fixed charge coverage ratio if unused credit availability exceeds 15% of the eligible borrowing base. For the year ended December 31, 2006, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables.

     6 1/4% Senior Notes Due 2012
          In November 2005, Tesoro issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.
     6 5/8% Senior Notes Due 2015
          In November 2005, Tesoro issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.
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
     9 5/8% Senior Subordinated Notes Due 2012
          In April 2002, Tesoro issued $450 million principal amount of 9 5/8% senior subordinated notes due April 1, 2012. In November 2005, Tesoro repurchased $415 million of the outstanding $429 million notes, in connection with the issuance of the 6 1/4% and 6 5/8% senior notes described above. In addition, the indenture for the notes was amended to remove substantially all of the covenants. The notes are guaranteed by substantially all of Tesoro’s active domestic subsidiaries. On February 15, 2007, we committed to voluntarily prepay the remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes in April 2007 at a redemption price of 104.8%.

     8% Senior Secured Notes Due 2008
          In April 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
     Junior Subordinated Notes Due 2012
          In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing through May 16, 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which bears interest at 7.47% from May 17, 2003 through May 16, 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.
     Common Stock Repurchase Program
          In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we will repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. Under the program, we repurchased 2.4 million shares of common stock for $148 million in 2006, or an average cost per share of $62.33, and 240,000 shares for $14 million in 2005, or an average cost per share of $58.83. As of December 31, 2006, $38 million remained available for future repurchases under the program. Due to the pending acquisitions we do not anticipate repurchasing additional shares in 2007 under the program.
     Cash Dividends
          On January 26, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 15, 2007 to shareholders of record on March 1, 2007. During 2006, we paid cash dividends on common stock totaling $0.40 per share.
     Cash Flow Summary
          Components of our cash flows are set forth below (in millions):

	2006	2005	2004
Cash Flows From (Used In):
Operating Activities	$1,139	$758	$681
Investing Activities	(430)	(254)	(174)
Financing Activities	(163)	(249)	(399)

Increase in Cash and Cash Equivalents	$546	$255	$108

          Net cash from operating activities during 2006 totaled $1.1 billion, compared to $758 million from operating activities in 2005. This increase was primarily due to higher cash earnings and slightly lower working capital requirements. Net cash used in investing activities of $430 million in 2006 was primarily for capital expenditures. Net cash used in financing activities primarily reflects repurchases of our common stock totaling $151 million (including $148 million under our common stock repurchase program) and dividend payments of $27 million. We did not have any borrowings or repayments under the revolving credit facility during 2006. Working capital totaled $1.1 billion at December 31, 2006 compared to $713 million at December 31, 2005, primarily due to the increase in cash during the year.
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
          Net cash from operating activities during 2004 totaled $681 million. Net cash used in investing activities of $174 million in 2004 was primarily for capital expenditures. Net cash used in financing activities of $399 million in 2004 primarily reflects our voluntary debt prepayments made during the year. Gross borrowings and repayments under the revolving credit facility each amounted to $112 million during 2004, all of which occurred during the 2004 first quarter.
      Historical EBITDA
          EBITDA represents earnings before interest and financing costs, interest income and other, income taxes, and depreciation and amortization. We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our cash flow including our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is also used by management for internal analysis and as a component of the fixed charge coverage financial covenant in our credit agreement. EBITDA should not be considered as an alternative to net earnings, earnings before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America. EBITDA may not be comparable to similarly titled measures used by other entities. Our annual historical EBITDA reconciled to net cash from operating activities was (in millions):

	2006	2005	2004
Net Cash from Operating Activities	$1,139	$758	$681
Changes in Assets and Liabilities	84	67	(45)
Excess Tax Benefits from Stock-based Compensation Arrangements	17	27	4
Deferred Income Taxes	(105)	(77)	(103)
Stock-based Compensation	(22)	(26)	(14)
Loss on Asset Disposals and Impairments	(50)	(19)	(14)
Amortization and Write-off of Debt Issuance Costs and Discounts	(15)	(37)	(27)
Depreciation and Amortization	(247)	(186)	(154)

Net Earnings	$801	$507	$328
Add Income Tax Provision	485	324	219
Less Interest Income and Other	(46)	(15)	(5)
Add Interest and Financing Costs	77	211	171

Operating Income	1,317	1,027	713
Add Depreciation and Amortization	247	186	154
Add Gain on Partnership Sale	5	—	—

EBITDA	$1,569	$1,213	$867

          Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
     Capital Expenditures and Refinery Turnaround Spending
          Our capital expenditures and refinery turnaround spending totaled $570 million during 2006, compared to $327 million in 2005 as discussed below.

     Capital Expenditures
          During 2006, our capital expenditures, including accruals, totaled $570 million, including refinery turnarounds and other maintenance spending of $117 million. Capital expenditures at our Golden Eagle refinery included $124 million for the delayed coker modification project, $26 million for reconfiguring and replacing above-ground storage tank systems and upgrading piping, and $14 million for control systems modernization. During 2006, we also spent $38 million for the diesel desulfurizer unit at our Alaska refinery, $26 million for the cancelled delayed coker unit at our Washington refinery and $11 million for the sulfur handling projects at our Washington refinery.
          Our 2007 capital budget is approximately $650 million, including refinery turnarounds and other maintenance costs of approximately $92 million. The capital budget does not include any capital spending for the pending acquisitions. The capital budget includes spending of $231 million for the delayed coker modification project at our Golden Eagle refinery, $18 million for the diesel desulfurizer unit at our Alaska refinery and $18 million for the sulfur handling projects at our Washington refinery.
          If the pending acquisition of the Los Angeles Assets is consummated, we expect to spend approximately $325 million to $350 million between 2007 and 2011 to increase reliability, throughput levels and the production of clean products at this refinery. We also plan to spend an additional $375 million to $400 million for various environmental projects at the refinery primarily to lower air emissions between 2007 and 2011. These cost estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
          See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
      Refinery Turnaround and Other Maintenance
          During 2006, we spent $93 million for refinery turnarounds, primarily at our Golden Eagle, Washington and Alaska refineries, and an additional $24 million for other maintenance. In 2007, we expect to spend approximately $72 million for refinery turnarounds, primarily at our Golden Eagle and Utah refineries, and an additional $20 million for other maintenance. Refining throughput and yields in 2007 will be affected by scheduled turnarounds at our Golden Eagle and Utah refineries during the first quarter.
     Long-Term Commitments
          Unless the context otherwise indicates, the following discussion of our long-term commitments does not include any commitments we may incur as a result of the pending acquisitions of the Los Angeles Assets or the USA Petroleum retail stations.
Contractual Commitments
          We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes D and N in our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The following table summarizes our annual contractual commitments as of December 31, 2006 (in millions):

Contractual Obligation	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations (1)	$81	$69	$69	$69	$69	$1,203
Capital lease obligations (2)	5	4	5	5	3	27
Operating lease obligations (2)	185	150	128	126	115	233
Crude oil supply obligations (3)	4,301	—	—	—	—	—
Other purchase obligations (4)	54	26	24	24	24	43
Capital expenditure obligations (5)	80	—	—	—	—	—
Projected pension contributions (6)	—	—	—	—	—	—

Total Contractual Obligations	$4,706	$249	$226	$224	$211	$1,506

(1)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(2)	Capital lease obligations include amounts classified as interest. Operating lease obligations represent our future minimum lease commitments. Operating lease commitments for 2007 include lease arrangements with initial terms of less than one year.

(3)	Represents an estimate of our contractual purchase commitments for the supply of crude oil feedstocks, with remaining terms ranging from 9 to 12 months. Prices under these term agreements generally fluctuate with market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices as of December 31, 2006, ranging from $45 per barrel to $57 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil feedstocks under short-term renewable contracts and in the spot market, which are not included in the table above.

(4)	Represents primarily long-term commitments to purchase chemical supplies and power at our refineries. These purchase obligations are based on the contract’s minimum volume requirements. We estimated our commitments to purchase power at our Golden Eagle refinery, which has variable pricing provisions, using estimated future market prices. This contracts minimum volume purchase requirement expires in July 2007. Actual purchases of electricity at our Golden Eagle refinery typically exceed the required minimum volumes.

(5)	Capital expenditure obligations represent minimum contractual payments for certain capital projects.

(6)	Although we have no minimum required contribution obligation to our pension plan under applicable laws and regulations, we currently project to voluntarily contribute approximately $25 million in 2007. Amounts are subject to change based on the performance of the assets in the plan, the discount rate used to determine the obligation, and other actuarial assumptions. See “Critical Accounting Policies” for further information related to our pension plan. We are unable to project benefit contributions beyond 2011.
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
          Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures. For further information on environmental matters and other contingencies, see Note N in our consolidated financial statements in Item 8.
     Environmental Liabilities
          We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2006, our accruals for environmental expenses totaled $23 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
          We have completed an investigation of environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. We are evaluating certain improvements to the wastewater treatment units as a result of this investigation. A reserve for this matter is included in the environmental accruals referenced above.

          In October 2005, we received a Notice of Violation (“NOV”) from the United Stated Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.
          In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the Golden Eagle refinery. The settlement agreement was executed on October 11, 2006 and Tesoro made a cash payment of $200,000 to the District during the fourth quarter of 2006. Pursuant to the terms of the settlement agreement, Tesoro will undertake a supplemental project valued at approximately $100,000. A reserve for the supplemental project is included in the environmental accruals referenced above.
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
          Soil and groundwater conditions at our Golden Eagle refinery may require substantial expenditures over time. In connection with our acquisition of the Golden Eagle refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations including soil and groundwater conditions at the refinery will exceed the $50 million indemnity. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the $50 million indemnity. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for these defined environmental liabilities arising out of the Pre-Acquisition Operations.
          In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our Golden Eagle refinery related to the soil and groundwater conditions referenced above. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our Golden Eagle refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. The arbitration is scheduled to begin during March 2007. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, and although we cannot provide assurance that we will prevail, we believe that the resolution of the arbitration will not have a material adverse effect on our financial position or results of operations.
      Environmental Capital Expenditures
          EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently evaluating alternative projects that will satisfy the requirements to meet the regulations at our Utah refinery.
          EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $61 million in 2006 to meet the revised diesel fuel standards, and we have budgeted an additional $18 million in 2007 to complete our diesel desulfurizer unit to manufacture additional ultra-low sulfur diesel at our Alaska refinery. Our Golden Eagle, Washington and Hawaii refineries will not require additional capital spending to meet the new diesel fuel standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at both our North Dakota and Utah refineries.
          In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We spent $3 million during 2006 and we have budgeted an additional $18 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
          In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. To satisfy the requirements of the Consent Decree, we spent $3 million during 2006 and we have budgeted an additional $25 million through 2010.
          In December 2006, we proposed an alternative monitoring plan and a schedule for removing atmospheric blowdown towers at the Golden Eagle refinery to the Bay Area Air Quality Management District in response to a NOV received from that agency in August 2006. We have budgeted $88 million through 2010 to remove the atmospheric blowdown towers.
          During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes budgeted spending of $231 million in 2007 and $145 million in 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $127 million from inception of the project, of which $124 million was spent in 2006.
          We will also spend capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $26 million during 2006 and we have budgeted an additional $110 million through 2011 to complete the project. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
          The Los Angeles Assets are subject to extensive environmental requirements. If we consummate the purchase of the Los Angeles Assets, we anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions. These estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
      Pension Funding
          For all eligible employees, we provide a qualified defined benefit retirement plan with benefits based on years of service and compensation. Our long-term expected return on plan assets is 8.5%, and our funded employee pension plan assets experienced a return of $30 million in 2006 and $13 million in 2005. Based on a 6% discount rate and fair values of plan assets as of December 31, 2006, the fair value of the assets in our funded employee pension plan were equal to approximately 98% of the projected benefit obligation as of the end of 2006. However, the funded employee pension plan was 113% funded based on its “current liability,” which is a funding measure defined under applicable pension regulations. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2006, we voluntarily contributed $25 million to improve the funded status of the plan. We currently have no minimum required contribution obligation to our funded employee pension plan under applicable laws and regulations in 2007, however, we currently project to contribute approximately $25 million in 2007. Future contributions are affected by returns on plan assets, employee demographics and other factors. See Note L in our consolidated financial statements in Item 8 for further discussion.
      Claims Against Third-Parties
          In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in December 2007. The RCA’s ruling is currently on appeal to the Alaska Supreme Court, and we cannot give any assurances of when or whether we will prevail in the appeal.
          In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. The TAPS Carriers attempted to increase their intrastate rates for 2004, 2005, and 2006 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Superior Court of Alaska where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through December 31, 2006 (averaging approximately $3.60 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 36 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any additional payments due for the period mid-June 2003 through December 31, 2006.
          In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. If Tesoro Alaska Company prevails and lower rates are set, we could be entitled to refunds resulting from our interstate shipments for 2005 and 2006. We cannot give any assurances of when or whether we will prevail in this proceeding. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We have filed a protest in that proceeding, which has now been consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or additional payments.
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
          Receivables — Our trade receivables are stated at their invoiced amounts, less an allowance for potentially uncollectible amounts. We monitor the credit and payment experience of our customers and manage our loss exposure through our credit policies and procedures. The estimated allowance for doubtful accounts is based on our general loss experience and identified loss exposures on individual accounts. Although actual losses have not been significant to our results of operations, global economic conditions and the related credit environment could change, and actual losses could vary from estimates.
          Inventory — Our inventories are stated at the lower of cost or market. We use the LIFO method to determine the cost of our crude oil and refined product inventories. The LIFO cost of these inventories is usually much less than current market value, however, a significant decline in market values of crude oil and refined products could impair the carrying values of these inventories. We had 26 million barrels of crude oil and refined product inventories at December 31, 2006 with an average cost of approximately $29 per barrel on a LIFO basis. If refined product prices decline below the average cost, then we would be required to write down the value of our inventories in future periods. The use of LIFO may also result in increases or decreases to costs of sales in years when inventory volumes decline and result in costs of sales associated with inventory layers recorded in prior periods.
          Property, Plant and Equipment and Acquired Intangibles — We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, global economic conditions impacting the demand for these assets, and regulatory or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate these assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which the asset’s carrying value exceeds its fair value. Fair market value is generally based on the present values of estimated cash flows in the absence of quoted market prices. Estimates of future undiscounted cash flows and fair value of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasting the remaining useful lives of the assets. Actual results could differ from those estimates.
          Goodwill — As of December 31, 2006, we had $89 million of goodwill included in Other Noncurrent Assets. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows and market multiple analyses to determine the estimated fair value of our reporting units. The impairment test is susceptible to change from period to period as it requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Changes in market conditions could result in impairment charges in the future.
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
          Income Taxes — As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets. Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of December 31, 2006. In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.
          Asset Retirement Obligations — We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including, among other things, projected cash flows, a credit-adjusted risk-free rate, the settlement dates or a range of potential settlement dates and the probabilities associated with the potential settlement dates. Actual results could differ from those estimates. Our asset retirement obligations totaled $52 million and $46 million at December 31, 2006 and 2005, respectively. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipelines and certain terminals and retail stations, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.
          Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, health care cost trends, inflation, retirement rates and mortality rates. We must also assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with the determination of these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status and a liability for our plans underfunded status. The funded status represents the difference between the fair value our plans assets and its projected benefit obligations. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2006 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Expected Rate of Return
Effect on net periodic pension expense	$(2.3)	$2.2
Discount Rate
Effect on net periodic pension expense	$(3.0)	$3.2
Effect on projected benefit obligation	$(27.7)	$29.5
          See Note L in our consolidated financial statements in Item 8 for more information regarding costs and assumptions.
          Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and other stock-based awards using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The assumptions used in the Black-Scholes option-pricing model require estimates of the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Changes in our assumptions may impact the expenses related to our stock options. The estimated fair value of our stock appreciation rights and phantom stock awards are revalued at the end of each reporting period, and changes in our assumptions may impact our liabilities and expenses associated with these awards.

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
          Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in global economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	actions of customers and competitors;

•	changes in capital requirements or in execution of planned capital projects;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.
          Many of these factors are described in greater detail in “Competition and Other” on page 10 and “Risk Factors” on page 16. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our primary source of market risk is the difference between prices received from the sale of refined products and the prices paid for crude oil and other feedstocks. We have a risk management committee responsible for, among other things, (i) managing risks arising from transactions and commitments related to the sale and purchase of crude oil, other feedstocks, refined products and derivative arrangements and (ii) making recommendations to executive management.
Commodity Price Risks
          Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) and the margin above those expenses at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.
          The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2006 average throughput of 529 Mbpd, would change annualized pretax operating income by approximately $193 million.
          We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26 million barrels and 28 million barrels at December 31, 2006 and 2005, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2006 was approximately $29 per barrel on a LIFO basis, compared to market prices of approximately $59 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
          Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2006. Accordingly, no change in the value of the related underlying physical asset is recorded. During 2006, we settled derivative positions of approximately 138 million barrels of crude oil and refined products, which resulted in gains of $33 million. At December 31, 2006, we had open derivative positions of approximately 10 million barrels, which will expire at various times during 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market gain of $12 million at December 31, 2006.
          We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net short positions of 10 million barrels as of December 31, 2006, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $10 million. As of December 31, 2005, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tesoro Corporation
          We have audited the accompanying consolidated balance sheets of Tesoro Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation of one another, and for its pension and other postretirement plans.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Antonio, Texas
February 22, 2007

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In millions except per share amounts)
REVENUES	$18,104	$16,581	$12,262
COSTS AND EXPENSES:
Costs of sales and operating expenses	16,314	15,170	11,229
Selling, general and administrative expenses	176	179	152
Depreciation and amortization	247	186	154
Loss on asset disposals and impairments	50	19	14

OPERATING INCOME	1,317	1,027	713
Interest and financing costs	(77)	(211)	(171)
Interest income and other	46	15	5

EARNINGS BEFORE INCOME TAXES	1,286	831	547
Income tax provision	485	324	219

NET EARNINGS	$801	$507	$328

NET EARNINGS PER SHARE:
Basic	$11.78	$7.44	$5.01
Diluted	$11.46	$7.20	$4.76
WEIGHTED AVERAGE COMMON SHARES:
Basic	68.0	68.1	65.5
Diluted	69.9	70.4	68.9
DIVIDENDS PER SHARE	$0.40	$0.20	$—
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in millions
	except per share
	amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$986	$440
Receivables, less allowance for doubtful accounts	861	718
Inventories	872	953
Prepayments and other	92	104

Total Current Assets	2,811	2,215

PROPERTY, PLANT AND EQUIPMENT
Refining	3,207	2,850
Retail	210	223
Corporate and other	144	107

	3,561	3,180
Less accumulated depreciation and amortization	(874)	(713)

Net Property, Plant and Equipment	2,687	2,467

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	112	119
Other, net	205	207

Total Other Noncurrent Assets	406	415

Total Assets	$5,904	$5,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,270	$1,171
Accrued liabilities	385	328
Current maturities of debt	17	3

Total Current Liabilities	1,672	1,502

DEFERRED INCOME TAXES	377	389
OTHER LIABILITIES	324	275
DEBT	1,029	1,044
COMMITMENTS AND CONTINGENCIES (Note N)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 71,707,102 shares issued (70,850,681 in 2005)	12	12
Additional paid-in capital	841	794
Retained earnings	1,876	1,102
Treasury stock, 3,800,446 common shares (1,548,568 in 2005), at cost	(159)	(19)
Accumulated other comprehensive loss	(68)	(2)

Total Stockholders’ Equity	2,502	1,887

Total Liabilities and Stockholders’ Equity	$5,904	$5,097

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND
STOCKHOLDERS’ EQUITY

		Stockholders' Equity
								Accumulated
				Additional				Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Loss
	(In millions)
AT JANUARY 1, 2004		66.5	$11	$691	$281	(1.7)	$(17)	$—
Net earnings	328	—	—	—	328	—	—	—
Shares issued for stock options and benefit plans	—	1.1	—	21	—	0.3	6	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	4	—	—	—	—
Restricted stock grants and amortization	—	0.7	—	2	—	—	—	—

Total	$328

AT DECEMBER 31, 2004		68.3	$11	$718	$609	(1.4)	$(11)	$—
Net earnings	507	—	—	—	507	—	—	—
Cash dividends	—	—	—	—	(14)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.3)	(15)	—
Shares issued for stock options and benefit plans	—	2.5	1	47	—	0.2	7	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	27	—	—	—	—
Restricted stock grants and amortization	—	—	—	2	—	—	—	—
Other comprehensive loss:
Minimum pension liability adjustment (net of related tax benefit of $1)	(2)	—	—	—	—	—	—	(2)

Total	$505

AT DECEMBER 31, 2005		70.8	$12	$794	$1,102	(1.5)	$(19)	$(2)
Net earnings	801	—	—	—	801	—	—	—
Cash dividends	—	—	—	—	(27)	—	—	—
Repurchases of common stock	—	—	—	—	—	(2.4)	(151)	—
Shares issued for stock options and benefit plans	—	0.8	—	26	—	0.1	11	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	17	—	—	—	—
Restricted stock grants and amortization	—	0.1	—	4	—	—	—	—
Other comprehensive loss:
Adjustment to initially apply FASB Statement No. 158 (net of related tax benefit of $42)	—	—	—	—	—	—	—	(66)

Total	$801

AT DECEMBER 31, 2006		71.7	$12	$841	$1,876	(3.8)	$(159)	$(68)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$801	$507	$328
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	247	186	154
Amortization of debt issuance costs and discounts	15	17	18
Write-off of unamortized debt issuance costs and discount	—	20	9
Loss on asset disposals and impairments	50	19	14
Stock-based compensation	22	26	14
Deferred income taxes	105	77	103
Excess tax benefits from stock-based compensation arrangements	(17)	(27)	(4)
Other changes in non-current assets and liabilities	(110)	(29)	(14)
Changes in current assets and current liabilities:
Receivables	(143)	(190)	(114)
Inventories	81	(338)	(129)
Prepayments and other	(4)	(20)	(16)
Accounts payable and accrued liabilities	92	510	318

Net cash from operating activities	1,139	758	681

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(436)	(258)	(179)
Proceeds from asset sales	6	4	5

Net cash used in investing activities	(430)	(254)	(174)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(151)	(15)	—
Dividend payments	(27)	(14)	—
Repayments of debt	(12)	(191)	(401)
Debt refinanced	—	(900)	—
Proceeds from debt offerings, net of issuance costs of $10 in 2005	—	890	—
Proceeds from stock options exercised	12	30	13
Excess tax benefits from stock-based compensation arrangements	17	27	4
Financing costs and other	(2)	(76)	(15)

Net cash used in financing activities	(163)	(249)	(399)

INCREASE IN CASH AND CASH EQUIVALENTS	546	255	108

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	440	185	77

CASH AND CASH EQUIVALENTS, END OF YEAR	$986	$440	$185

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$50	$101	$142
Income taxes paid	$356	$289	$53
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description and Nature of Business
          Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products. We own and operate six petroleum refineries in the western and mid-continental United States with a combined crude oil throughput capacity of 563,000 barrels per day (“bpd”), and we sell refined products to a wide variety of customers. We market refined products to wholesale and retail customers, as well as commercial end-users. Our retail business includes a network of 460 branded retail stations operated by Tesoro or independent dealers.
          Tesoro’s earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products have fluctuated substantially in our markets. Our operating results have been significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the demand for crude oil, gasoline and other refined products, which are subject to, among other things, changes in the global economy and the level of foreign and domestic production of crude oil and refined products, geo-political conditions, threatened or actual terrorist incidents or acts of war, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations and local factors, including market conditions and the level of operations of other suppliers in our markets. As a result of these factors, margin fluctuations during any reporting period can have a significant impact on our results of operations, cash flows, liquidity and financial position.
     Principles of Consolidation and Basis of Presentation
          The accompanying consolidated financial statements include the accounts of Tesoro and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain investments are carried at cost. These investments are not material, either individually or in the aggregate, to Tesoro’s financial position, results of operations or cash flows.
          Separate financial statements of Tesoro’s subsidiary guarantors are not included because these subsidiary guarantors are full and unconditional and jointly and severally liable for Tesoro’s outstanding senior notes and senior subordinated notes. In addition, the parent company has no material independent assets or operations and non-guarantee subsidiaries are minor. Further, net assets, results of operations and equity of the subsidiary guarantors are substantially equivalent to Tesoro’s consolidated net assets, results of operations and equity.
          Beginning in 2005, we allocated certain information technology costs, previously reported as selling, general and administrative expenses, to costs of sales and operating expenses in order to better reflect costs directly attributable to our segment operations (see Note C).
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
      Financial Instruments
          The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturities of these instruments. The carrying amounts of Tesoro’s debt and other obligations may vary from our estimates of the fair value of such items. We estimate that the fair market value of our senior notes at December 31, 2006, was approximately $7 million less than its total book value of $900 million.
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
      Property, Plant and Equipment
          We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment on the straight-line method, based on the estimated useful life of each asset. The weighted average lives range from 24 to 26 years for refineries, 8 to 16 years for terminals, 11 to 15 years for retail stations, 4 to 27 years for transportation assets and 4 to 16 years for corporate assets. We record property under capital leases at the present value of minimum lease payments using Tesoro’s incremental borrowing rate. We amortize property under capital leases over the term of each lease.
          We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest, which is a reduction to interest and financing costs in the statements of consolidated operations, totaled $12 million, $8 million and $4 million during 2006, 2005 and 2004, respectively.
      Asset Retirement Obligations
          We accrue for asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We accrue these costs at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. We have considered the relevant facts and circumstances including our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates or a range of settlement dates.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations associated with projects at our Golden Eagle refinery primarily to retire certain above-ground storage tanks currently estimated between 2007 and 2012 and to modify our existing coker unit to a delayed coker (see “Environmental Capital Expenditures” in Note N). Asset retirement obligations have also been recorded for certain lease agreements associated with our retail and terminal operations which generally require that we remove certain improvements, primarily tanks, upon lease termination. Changes in asset retirement obligations for the years ended December 31, 2006 and 2005 were as follows (in millions):

	Years Ended
	December 31,
	2006	2005
Balance at beginning of year	$46	$1
Additions to accrual	1	44
Accretion expense	3	1
Settlements	(1)	—
Changes in timing and amount of estimated cash flows	3	—

Balance at end of year	$52	$46

          We cannot currently make reasonable estimates of the fair values of some retirement obligations. These retirement obligations primarily include (i) hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts and sealed insulation material containing asbestos), site restoration, removal or dismantlement requirements associated with the closure of our refining and terminal facilities or pipelines, (ii) hazardous materials disposal and other removal requirements associated with the demolition of certain major processing units, buildings, tanks or other equipment and (iii) removal of underground storage tanks at our owned retail stations at or near the time of closure. We cannot estimate the fair value for these obligations primarily because we cannot estimate settlement dates or a range of settlement dates associated with these assets. Such obligations will be recognized in the period in which sufficient information exists to determine a reasonable estimate. We believe that these assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates based on the following: (i) there are no plans or expectations of plans to retire or dispose of these core assets; (ii) we plan on extending these core assets’ estimated economic lives through scheduled maintenance projects at our refineries and other normal repair and maintenance and by continuing to make improvements based on technological advances; (iii) we have rarely or never retired similar assets in the past; and (iv) industry practice for similar assets has historically been to extend the economic lives through regular repair and maintenance and technological advances. Also, we have not historically incurred significant retirement obligations for hazardous materials disposal or other removal costs associated with our scheduled maintenance projects.
      Environmental Matters
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
      Goodwill and Acquired Intangibles
          Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Goodwill acquired in a business combination is not amortized. Acquired intangibles consist primarily of air emissions

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credits, permits and plans, and customer agreements and contracts, which we recorded at fair value as of the date acquired. We amortize acquired intangibles on a straight-line basis over estimated useful lives of 6 to 28 years, and we include the amortization in depreciation and amortization expense.
     Other Assets
          We defer turnaround, catalyst and drydocking costs and amortize the costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 10 years. We periodically shut down refinery processing units for scheduled maintenance or turnarounds. Certain catalysts are used in refinery process units for periods exceeding one year. Also, we drydock ships, tugs and barges for periodic maintenance. Amortization for these deferred costs, which is included in depreciation and amortization expense, amounted to $64 million, $50 million and $34 million in 2006, 2005 and 2004, respectively.
          We defer debt issuance costs related to our credit agreement and senior notes and amortize the costs over the estimated terms of each instrument. We include the amortization in interest and financing costs in our statements of consolidated operations. We evaluate the carrying value of debt issuance costs when modifications are made to the related debt instruments (see Note D).
      Impairment of Long-Lived Assets
          We review property, plant and equipment and other long-lived assets, including acquired intangible assets for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. We would record impairment losses if the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of a long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. We review goodwill for impairment annually or more frequently, if events or changes in business circumstances indicate the carrying values of the assets may not be recoverable.
      Revenue Recognition
          We recognize revenues from petroleum product sales upon delivery to customers, which is the point at which title is transferred, and when payment has either been received or collection is reasonably assured. We include certain crude oil and refined product purchases and resales used for trading purposes in revenues on a net basis. Nonmonetary crude oil and refined product exchange transactions, which are entered into primarily to optimize our refinery supply requirements, are included in costs of sales and operating expenses on a net basis. We have also entered into a limited number of refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation with one another. On January 1, 2006, we began recording these transactions on a net basis in costs of sales and operating expenses in connection with the adoption of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Prior to our adoption of this standard, we recorded these purchases and sales on a gross basis in revenues and costs of sales (see “New Accounting Standards and Disclosures” for further information). We include transportation fees charged to customers in revenues, and we include the related costs in costs of sales in our statements of consolidated operations.
          Federal excise and state motor fuel taxes collected from customers in our retail segment and remitted to governmental agencies are included in revenues and costs of sales. These taxes, primarily related to sales of gasoline and diesel fuel, totaled $102 million, $108 million and $123 million in 2006, 2005 and 2004, respectively. Excise taxes on sales in our refining segment are not included in revenues and costs of sales.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Stock-Based Compensation
          We follow the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” For each of the three years ended December 31, 2006, stock-based compensation was recorded under the fair value method. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model. The fair value of our restricted stock awards on the date of grant is equal to the fair market price of our common stock. We amortize the fair value of our stock options and restricted stock using the straight-line method. The fair value of our phantom stock and stock appreciation rights is estimated at the end of each reporting period and is recorded as a liability in our consolidated balance sheets. See Note M for further information on Tesoro’s stock-based compensation plans.
     Derivative Instruments
          We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of crude oil and the purchase and sale of refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less.
          We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2006, 2005 or 2004. Accordingly, no change in the value of the related underlying physical asset is recorded. During 2006, we settled derivative positions of approximately 138 million barrels of crude oil and refined products, which resulted in gains of $33 million. Losses on our derivative positions in 2005 and 2004 totaled $23 million and $53 million, respectively. At December 31, 2006, we had open derivative positions of 10 million barrels, which will expire at various times during 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market gain of $12 million at December 31, 2006.
     New Accounting Standards and Disclosures
      EITF Issue No. 04-13
          In September 2005, the EITF reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. The provisions of this EITF issue also require the exchange of refined products for feedstocks or blendstocks within the same line of business to be accounted for at fair value if the fair value is determinable within reasonable limits and the transaction has commercial substance as described in SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. Tesoro has historically not exchanged refined products for feedstocks and blendstocks. On January 1, 2006, we adopted the provisions of EITF Issue No. 04-13 for new arrangements

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entered into and modifications or renewals of existing arrangements on or after the date of adoption. The adoption of EITF Issue No. 04-13 did not have a material impact on our financial position or results of operations. Prior to our adoption of EITF Issue No. 04-13, we had entered into a limited number of refined product purchases and sales transactions with the same counterparty which were reported in 2005 and 2004 on a gross basis in revenues and costs of sales in the statements of consolidated operations. Refined product sales associated with these arrangements reported on a gross basis totaled approximately $670 million and $620 million in 2005 and 2004, respectively. Related purchases of refined products, reported on a gross basis, totaled approximately $640 million and $620 million for 2005 and 2004, respectively.
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
     FIN No. 48
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective beginning January 1, 2007. We are currently completing our analysis of the impact of adopting FIN 48 and have not yet determined the effect on our financial position or results of operations.
     SFAS No. 157
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     SFAS No. 158
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. Tesoro measures the funded status of its defined benefit plans as of the end of each year. See Note L for additional disclosures required by SFAS No. 158 and the effects of adoption.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     FASB Staff Position SFAS 123(R)-3
          In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”). Tesoro has elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The adoption of this standard during the 2006 fourth quarter did not have a material impact on our financial position or results of operations.
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

	2006	2005	2004
Basic:
Net earnings	$801	$507	$328

Weighted average common shares outstanding	68.0	68.1	65.5

Basic Earnings Per Share	$11.78	$7.44	$5.01

Diluted:
Net earnings	$801	$507	$328

Weighted average common shares outstanding	68.0	68.1	65.5
Dilutive effect of stock options and unvested restricted stock	1.9	2.3	3.4

Total diluted shares	69.9	70.4	68.9

Diluted Earnings Per Share	$11.46	$7.20	$4.76

NOTE C — OPERATING SEGMENTS
          The Company’s revenues are derived from our two operating segments, refining and retail. Our refining segment owns and operates six petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations, primarily in Alaska, California, Nevada, Hawaii, Idaho, Minnesota, North Dakota, Utah, Oregon and Washington. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to other markets in the Asia/Pacific area. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 western states from Minnesota to Alaska and Hawaii. Retail operates under the Tesoro®, Mirastar® and 2-Go Tesoro® brands. We developed our Mirastar® brand exclusively for use at Wal-Mart stores in an agreement covering 14 western states.
          The operating segments adhere to the accounting policies used for Tesoro’s consolidated financial statements, as described in the summary of significant accounting policies in Note A. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs, interest income and other, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information as of and for each of the three years ended December 31, 2006 is as follows (in millions):

	2006	2005	2004

Revenues
Refining:
Refined products	$17,323	$15,587	$11,633
Crude oil resales and other (a)	564	782	419
Retail:
Fuel	1,060	944	863
Merchandise and other	144	141	131
Intersegment sales from Refining to Retail	(987)	(873)	(784)

Total Revenues	$18,104	$16,581	$12,262

Segment Operating Income (Loss)
Refining (b) (c)	$1,476	$1,194	$830
Retail (b)	(21)	(31)	(6)

Total Segment Operating Income	1,455	1,163	824
Corporate and Unallocated Costs (b)	(138)	(136)	(111)

Operating Income	1,317	1,027	713
Interest and Financing Costs	(77)	(211)	(171)
Interest Income and Other	46	15	5

Earnings Before Income Taxes	$1,286	$831	$547

Depreciation and Amortization
Refining	$221	$160	$130
Retail	16	17	18
Corporate	10	9	6

Total Depreciation and Amortization	$247	$186	$154

Capital Expenditures (d)
Refining	$401	$214	$167
Retail	5	6	3
Corporate	47	42	9

Total Capital Expenditures	$453	$262	$179

Identifiable Assets
Refining	$4,486	$4,204	$3,544
Retail	207	222	241
Corporate	1,211	671	290

Total Assets	$5,904	$5,097	$4,075

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(b)	Beginning in 2005, we allocated certain information technology costs, previously reported as corporate and unallocated costs, to segment operating income in order to better reflect costs directly attributable to our segment operations. Information technology costs totaling $28 million and $29 million were allocated from corporate and unallocated costs to segment operating income during 2006 and 2005, respectively. The allocated costs reduced refining operating income by $23 million and $24 million in 2006 and 2005, respectively, and retail operating income by $5 million in both 2006 and 2005.
(c)	Refining operating income for 2006 includes a pretax charge of $28 million related to the termination of the delayed coker project at our Washington refinery in July 2006. The project had experienced significant cost escalations in engineering, materials and labor, and no longer met our rate of return objectives. The charge is included in loss on asset disposals and impairments in the statements of consolidated operations.
(d)	Capital expenditures do not include refinery turnaround and other maintenance costs of $117 million, $65 million and $50 million in 2006, 2005 and 2004, respectively.
NOTE D — DEBT
At December 31, 2006 and 2005, debt consisted of (in millions):

	2006	2005
Credit Agreement — Revolving Credit Facility	$—	$—
6 1/4% Senior Notes Due 2012	450	450
6 5/8% Senior Notes Due 2015	450	450
9 5/8% Senior Subordinated Notes Due 2012	14	14
8% Senior Secured Notes Due 2008	—	9
Junior subordinated notes due 2012 (net of unamortized discount of $46 in 2006 and $57 in 2005)	104	93
Capital lease obligations	28	31

Total debt	1,046	1,047
Less current maturities	17	3

Debt, less current maturities	$1,029	$1,044

          On February 15, 2007, we committed to voluntarily prepay the remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes in April 2007 at a redemption price of 104.8%. At December 31, 2006, the notes were included in current maturities of debt. The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2006 were: 2007 — $17 million; 2008 — $2 million; 2009 — $2 million; 2010 — $2 million; and 2011 — $1 million.
     Credit Agreement
          In July 2006, we amended our credit agreement to extend the term by one year to June 2009 and reduce letters of credit fees and revolver borrowing interest by 0.25%. Our credit agreement currently provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.4 billion as of December 31, 2006), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2006, we had no borrowings and $124 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $626 million or 83% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at December 31, 2006) or a eurodollar rate (5.33% at December 31, 2006), plus an applicable margin. The applicable margin at December 31, 2006 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at December 31, 2006). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2006.
          We also have a separate letters of credit agreement for the purchase of foreign crude oil. In July 2006, we increased the capacity under the separate letters of credit agreement to $250 million from $165 million. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of December 31, 2006, we had $110 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $140 million or 56% of total capacity under this credit agreement.
          The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of fixed charge coverage and tangible net worth. We are not required to maintain the fixed charge coverage ratio if unused credit availability exceeds 15% of the eligible borrowing base. For the year ended December 31, 2006, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables.
     6 1/4% Senior Notes Due 2012
          In November 2005, Tesoro issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.
     6 5/8% Senior Notes Due 2015
          In November 2005, Tesoro issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.
     9 5/8% Senior Subordinated Notes Due 2012
          In April 2002, Tesoro issued $450 million principal amount of 9 5/8% senior subordinated notes due April 1, 2012. On November 16, 2005, Tesoro repurchased $415 million of the outstanding $429 million notes, in connection with the issuance of the 6 1/4% and 6 5/8% senior notes described above. In addition, the indenture for the

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
notes was amended to remove substantially all of the covenants. The notes are guaranteed by substantially all of Tesoro’s active domestic subsidiaries. On April 15, 2007, we committed to voluntarily prepay the remaining $14 million outstanding balance of the 9 5/8% senior subordinated notes in April 2007 at a redemption price of 104.8%.
      8% Senior Secured Notes Due 2008
          In April 2006, we voluntarily prepaid the remaining $9 million outstanding principal balance of our 8% senior secured notes at a prepayment premium of 4%.
     Junior Subordinated Notes Due 2012
          In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which is non-interest bearing through May 16, 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which bears interest at 7.47% from May 17, 2003 through May 16, 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.
     Capital Lease Obligations
          Our capital lease obligations are comprised primarily of 30 retail stations that we sold and leased-back in 2002 with initial terms of 17 years, with four 5-year renewal options. The portions of the leases attributable to land are classified as operating leases, and the portions attributable to depreciable buildings and equipment are classified as capital leases. The combined present value of minimum lease payments related to the leased buildings and equipment totaled $22 million at December 31, 2006. Tesoro also has capital leases for tugs and barges used to transport refined products, over varying terms ending in 2007 through 2010, in which the combined present value of minimum lease payments totaled $6 million at December 31, 2006. At December 31, 2006 and 2005, the total cost of assets under capital leases was $39 million gross (accumulated amortization of $16 million) and $41 million gross (accumulated amortization of $14 million), respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization.
          Future minimum annual lease payments, including interest, as of December 31, 2006 for capital leases were (in millions):

2007	$5
2008	4
2009	5
2010	5
2011	3
Thereafter	27

Total minimum lease payments	49
Less amount representing interest	21

Capital lease obligations	$28

NOTE E — STOCKHOLDERS’ EQUITY
          Our credit agreement and 6 1/4% and 6 5/8% senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.
      Common Stock Repurchase Program
          In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. Under the program, we repurchased 2.4 million shares of common stock for $148 million in 2006, or an average cost per share of $62.33, and 240,000 shares for $14 million in 2005, or an average cost per share of $58.83. As of December 31, 2006, $38 million remained available for future repurchases under the program.
     Cash Dividends
          On January 26, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 15, 2007 to shareholders of record on March 1, 2007. During 2006, we paid cash dividends on common stock totaling $0.40 per share.
      Authorized Shares of Common Stock
          In May 2006 at our 2006 Annual Meeting, our shareholders approved an increase in the number of authorized shares of common stock from 100 million to 200 million. The additional 100 million shares of common stock have the same rights and privileges as the shares previously authorized.
          See Note M for information relating to stock-based compensation and common stock reserved for exercise of options.
NOTE F — INCOME TAXES
          The income tax provision was comprised of (in millions):

	2006	2005	2004
Current:
Federal	$315	$195	$104
State	65	52	12
Deferred:
Federal	99	71	78
State	6	6	25

Income Tax Provision	$485	$324	$219

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          We provide deferred income taxes and benefits for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2006 and 2005 were (in millions):

	2006	2005
Deferred Tax Assets:
Alternative minimum tax credits	$—	$56
Accrued pension, other postretirement benefits and stock-based compensation	124	61
Other accrued employee costs	6	5
Accrued environmental remediation liabilities	9	11
Other accrued liabilities	27	33
Other	3	—

Total Deferred Tax Assets	$169	$166

	2006	2005
Deferred Tax Liabilities:
Accelerated depreciation and property related items	$447	$427
Deferred maintenance costs, including refinery turnarounds	60	36
Amortization of intangible assets	30	27
LIFO inventory	62	38
Other	—	5

Total Deferred Tax Liabilities	$599	$533

          The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2006	2005
Current Assets	$—	$22
Current Liabilities	$53	$—
Noncurrent Liabilities	$377	$389
          The realization of deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize the deferred tax assets, and therefore, we did not record a valuation allowance as of December 31, 2006 or 2005.
          The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense follows (in millions):

	2006	2005	2004
Income Taxes at U.S. Federal Statutory Rate	$450	$291	$191
Effect of:
State income taxes, net of federal income tax effect	40	35	24
Manufacturing activities deduction	(11)	(7)	—
Other	6	5	4

Income Tax Provision	$485	$324	$219

     As of December 31, 2006, we had no Federal alternative minimum tax credits or Federal net operating loss carry-forwards.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE G — RECEIVABLES
          Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising Tesoro’s customer base and their dispersion across various industry groups and geographic areas of operations. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral arrangements. We include an allowance for doubtful accounts as a reduction in our trade receivables, which amounted to $6 million and $5 million at December 31, 2006 and 2005, respectively.
NOTE H — INVENTORIES
          Components of inventories at December 31, 2006 and 2005 were (in millions):

	2006	2005
Crude oil and refined products, at LIFO cost	$798	$882
Oxygenates and by-products, at the lower of FIFO cost or market	16	14
Merchandise	8	9
Materials and supplies	50	48

Total Inventories	$872	$953

          Inventories valued at LIFO cost were less than replacement cost by approximately $770 million and $687 million, at December 31, 2006 and 2005, respectively. During 2006, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at higher costs in the prior year. This LIFO liquidation resulted in an increase in costs of sales of $5 million and decrease in earnings of $3 million aftertax or $0.04 per share.
NOTE I — GOODWILL AND ACQUIRED INTANGIBLES
          Goodwill is not amortized but tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. Goodwill included $84 million in refining and $5 million in retail at both December 31, 2006 and 2005.
          All of our acquired intangible assets are subject to amortization. The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Air emissions credits	$99	$17	$82	$99	$13	$86
Refinery permits and plans	11	3	8	11	2	9
Customer agreements and contracts	39	22	17	39	21	18
Other intangibles	8	3	5	9	3	6

Total	$157	$45	$112	$158	$39	$119

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The weighted average estimated lives of acquired intangible assets are: air emission credits — 28 years; refinery permits and plans — 22 years; customer agreements and contracts —14 years; and other intangible assets — 21 years. Amortization expense of acquired intangible assets amounted to $7 million, $8 million and $11 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense from 2007 to 2011 is estimated to be $5 million for each year.
NOTE J — OTHER NONCURRENT ASSETS
          Other noncurrent assets at December 31, 2006 and 2005 consisted of (in millions):

	2006	2005
Deferred maintenance costs, including refinery turnarounds, net of amortization	$166	$113
Debt issuance costs, net of amortization	14	17
Prepaid pension costs	—	47
Intangible pension asset	—	5
Notes receivable from employees	2	2
Other assets, net of amortization	23	23

Total Other Assets	$205	$207

          Prior to our adoption of SFAS No. 158, we recognized prepaid pension costs to reflect our contributions made to our pension plan that exceeded amounts that were recognized as pension expense during 2005 (see Note L). Notes receivable from employees includes two non-interest bearing notes due from an employee who subsequently became an executive officer with remaining terms of 2 and 4 years. These two notes, which totaled approximately $1 million at both December 31, 2006 and 2005, were assumed in connection with the acquisition of our Golden Eagle refinery in May 2002.
NOTE K — ACCRUED LIABILITIES
          The Company’s current accrued liabilities and noncurrent other liabilities at December 31, 2006 and 2005 included (in millions):

	2006	2005
Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$139	$139
Income taxes payable	8	7
Employee costs	79	70
Deferred income tax liability	53	—
Interest	20	16
Asset retirement obligations	18	3
MTBE facility lease termination obligation	—	30
Environmental liabilities	6	9
Pension and other postretirement benefits	6	—
Other	56	54

Total Accrued Liabilities — Current	$385	$328

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2006	2005
Other Liabilities — Noncurrent:
Pension and other postretirement benefits	$240	$174
Asset retirement obligations	34	43
Environmental liabilities	17	23
Other	33	35

Total Other Liabilities — Noncurrent	$324	$275

          On December 31, 2006, we recognized an additional liability for the underfunded status of our pension and postretirement plans totaling $53 million in connection with the adoption of SFAS No. 158 (see Notes A and L for further information). The MTBE facility lease termination obligation in 2005 represents a final payment which was made in 2006 in connection with the termination of the lease.
NOTE L — BENEFIT PLANS
     Pension and Other Postretirement Benefits
          Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. The funded employee retirement plan provides to all eligible employees benefits based on years of service and compensation. Although Tesoro has no minimum required contribution obligation to its funded employee retirement plan under applicable laws and regulations in 2007, we expect to voluntarily contribute approximately $25 million to the plan in 2007. We also had no minimum required obligation in 2006, however, we voluntarily contributed $25 million in 2006. Plan assets are primarily comprised of common stock and bond funds.
          Tesoro’s unfunded executive security plan provides certain executive officers and other key personnel with supplemental death or retirement benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation.
          Tesoro had previously established an unfunded non-employee director retirement plan that provided eligible directors retirement payments upon meeting certain age and other requirements. In 1997, that plan was frozen with accrued benefits of current directors transferred to the board of directors phantom stock plan (see Note M). After the amendment and transfer, only those retired directors or beneficiaries who had begun to receive benefits remained participants in the previous plan.
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
          Our retiree medical plan provides prescription drug benefits, which were affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), signed in to law in December 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We expect to receive approximately $300,000 to $500,000 annually in federal subsidy receipts for the years 2007 through 2011 and an aggregate $4 million for the years 2012 through 2016.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The combined accumulated benefit obligations for our retirement plans was $252 million and $209 million at December 31, 2006 and 2005, respectively. Changes in benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits as of December 31, 2006 and 2005, were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Change in benefit obligations:
Benefit obligations at beginning of year	$259	$218	$194	$149
Service cost	21	19	12	9
Interest cost	15	13	10	9
Actuarial (gain) loss	28	22	(27)	30
Benefits paid	(14)	(13)	(4)	(3)
Curtailments and settlements	—	(6)	—	—
Plan amendments	11	4	7	—
Special termination benefits	—	2	—	—

Benefit obligations at end of year	320	259	192	194

Change in plan assets:
Fair value of plan assets at beginning of year	224	130	—	—
Actual return on plan assets	30	13	—	—
Employer contributions	26	95	4	3
Benefits paid	(14)	(13)	(4)	(3)

Fair value of plan assets at end of year	266	225	—	—

Funded status	$(54)	$(34)	$(192)	$(194)

          The components of pension and postretirement benefit expense included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 were (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit expense:
Service cost	$21	$19	$16	$12	$9	$8
Interest cost	15	13	12	10	9	8
Expected return on plan assets	(19)	(11)	(7)	—	—	—
Amortization of prior service cost	2	2	2	—	—	—
Recognized net actuarial loss	5	4	2	1	—	—
Special termination benefits	—	2	(1)	—	—	—

Net periodic benefit expense	$24	$29	$24	$23	$18	$16

          Effective December 31, 2006, Tesoro adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)”. SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. No measurement adjustment was required as Tesoro measures the funded status of its defined benefit pension and

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
postretirement plans as of the end of each year. The amounts included in our consolidated balance sheet related to our defined benefit pension and postretirement plans before and after adoption of SFAS No. 158 as of December 31, 2006 are as follows (in millions):

	Before		After
	Adoption of	SFAS No. 158	Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$55	$(55)	$—
Deferred income taxes	61	42	103
Accrued liabilities	—	(6)	(6)
Other liabilities	(193)	(47)	(240)
Accumulated other comprehensive loss	2	66	68
          Amounts included in accumulated other comprehensive loss before income taxes at December 31, 2006 and 2005 for our defined benefit pension and postretirement plans are presented below (in millions):

			Other
	Pension Benefits		Postretirement Benefits		Total
	2006	2005	2006	2005	2006	2005
Net loss	$69	$3	$12	$—	$81	$3
Prior service cost	21	—	9	—	30	—

Total	$90	$3	$21	$—	$111	$3

          Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2006 that are expected to be recognized as components of net periodic benefit cost in 2007 for our defined benefit pension and postretirement plans was as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits	Total
Net loss	$5	$—	$5
Prior service cost	4	1	5

Total	$9	$1	$10

          Prior to our adoption of SFAS No. 158, the funded status of our pension and postretirement plans were adjusted in the consolidated balance sheet by the amount of unrecognized prior service cost and net actuarial losses. The reconciliation of our funded status for both our defined benefit pension and postretirement plans to amounts included in our consolidated balance sheet as of December 31, 2005 was as follows (in millions):

		Other Postretirement
	Pension Benefits	Benefits
Funded status	(34)	(194)
Unrecognized prior service cost	12	2
Unrecognized net actuarial loss	56	40

Prepaid (accrued benefit) cost	$34	$(152)

Amounts included in consolidated balance sheet (a):
Other assets	$48	$—
Intangible asset	5	—
Other liabilities	(21)	(152)
Accumulated other comprehensive loss	2	—

Net asset (liability) amount recognized	$34	$(152)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(a)	At December 31, 2005, our contributions to the funded employee retirement plan exceeded the plan’s associated net periodic benefit expense resulting in a prepaid pension cost asset of $47 million. Further, the accumulated benefit obligation of the executive security plan exceeded the fair value of plan assets resulting in the recognition of an additional minimum liability of $8 million, an intangible asset of $5 million and accumulated other comprehensive loss, net of tax benefit of $2 million.
          Significant assumptions included in estimating Tesoro’s pension and other postretirement benefits obligations were:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Projected Benefit Obligation:
Assumed weighted average % as of December 31:
Discount rate	6.00	5.50	5.75	6.00	5.50	5.75
Rate of compensation increase	3.72	3.23	3.43	—	—	—
Net Periodic Pension Cost:
Assumed weighted average % as of December 31:
Discount rate	5.52	5.75	6.25	5.50	5.75	6.25
Rate of compensation increase	3.61	3.70	3.89	—	—	—
Expected return on plan assets (a)	8.50	8.50	8.50	—	—	—

(a)	The expected return on plan assets reflects the weighted-average of the expected long term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.
          The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2006	2005
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligations	$28	$(23)
          Our pension plans follow an investment return approach in which investments are allocated to broad investment categories, including equities, debt and real estate, to maximize the long-term return of the plan assets

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
at a prudent level of risk. The 2006 target allocations for the pension plan’s assets were 68% equity securities (with sub-category allocation targets), 25% debt securities and 7% real estate. Our other postretirement benefit plans contained no assets at December 31, 2006 and 2005. The weighted-average asset allocations in our pension plans at December 31, 2006 and 2005 were:

	Plan Assets
	at
	December 31,
Asset Category	2006	2005
Equity Securities	69%	71%
Debt Securities	25	25
Real Estate	6	4

Total	100%	100%

          The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
2007	$21	$5
2008	25	5
2009	28	7
2010	30	8
2011	34	9
2012—2016	208	65
     Thrift Plan and Retail Savings Plan
          Tesoro sponsors an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Tesoro matches 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in Tesoro’s common stock. The maximum matching contribution is 6% for employees covered by the collective bargaining agreement at the Golden Eagle refinery. Participants with the exception of executive officers are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions to the thrift plan amounted to $16 million, $15 million and $13 million during 2006, 2005 and 2004, respectively, of which $11 million, $8 million and $6 million consisted of treasury stock reissuances in 2006, 2005 and 2004, respectively.
          The unfunded executive deferred compensation plan, which became effective January 1, 2007, provides to certain executives and other employees the ability to defer compensation and receive a matching contribution by Tesoro that is not available under the employee thrift plan due to salary deferral limits imposed by the Internal Revenue Code.
          Tesoro sponsors a savings plan, in lieu of the thrift plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, Tesoro also contributes an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Participants are eligible to transfer out of Tesoro’s common stock at any

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
time, on an unlimited basis. Tesoro’s contributions amounted to $0.4 million during 2006, 2005 and 2004, of which $0.1 million consisted of treasury stock reissuances in 2006, 2005, and 2004.
NOTE M — STOCK-BASED COMPENSATION
          Tesoro follows the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense for all stock-based awards for 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004

Stock options	$13	$15	$8
Restricted stock	5	4	2
Stock appreciation rights	3	—	—
Phantom stock	1	7	4

Total Stock-Based Compensation	$22	$26	$14

          Stock-based compensation during 2005 included charges totaling $5 million associated with the termination and retirement of certain executive officers. The income tax benefit realized from tax deductions associated with option exercises totaled $17 million, $28 million and $6 million during 2006, 2005 and 2004, respectively.
     Incentive Stock Plans
          We have three employee incentive stock plans, the 2006 Long-Term Incentive Plan, the Amended and Restated Executive Long-Term Incentive Plan and the Key Employee Stock Option Plan, as amended. We also have the 1995 Non-Employee Director Stock Option Plan, as amended. At December 31, 2006, Tesoro had 5,474,873 shares of unissued common stock reserved for these plans.
          The 2006 Long-Term Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 3, 2016. The maximum amount of common stock which may be issued under the 2006 Plan may not exceed 1,500,000 shares of which up to 375,000 shares in the aggregate may be granted as restricted stock, deferred stock units, performance shares, performance units and other stock-based awards. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. At December 31, 2006, Tesoro had 1,500,000 shares available for future grants under this plan.
          Under the Amended and Restated Executive Long-Term Incentive Plan, shares of common stock may be granted in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. Tesoro may grant up to 9,250,000 shares under this plan, of which up to 1,500,000 shares in the aggregate may be granted as restricted stock, performance shares and performance units. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted generally become exercisable after one year in 25% or 33% annual increments and expire ten years from the date of grant. Options granted under the plan may not be repriced without stockholder approval. The plan expired as to the issuance of awards in May 2006 upon shareholder approval of the 2006 Plan. At December 31, 2006, we had 3,422,004 options and 563,404 restricted shares outstanding under this plan.
          The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. We granted stock options to purchase 797,000 shares of common stock, of which 190,869 shares were outstanding at December 31, 2006, which become exercisable one year after grant in 25% annual increments. The options expire ten years after the date of grant. Our Board of Directors has suspended future grants under this plan.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The 1995 Non-Employee Director Stock Option Plan provides for the grant of up to 450,000 nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. This plan will expire, unless earlier terminated, as to the issuance of awards in February 2010. At December 31, 2006, Tesoro had 151,000 options outstanding and 211,000 shares available for future grants under this plan.
          A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(In Millions)__

Outstanding at January 1, 2006	4,037	17.90	6.3 years	$176
Granted	557	67.35
Exercised	(797)	15.27
Forfeited or expired	(33)	37.04

Outstanding at December 31, 2006	3,764	$25.61	6.1 years	$151

Exercisable at December 31, 2006	2,553	$15.25	5.0 years	$129

          The estimated weighted-average grant-date fair value per share of options granted during 2006, 2005 and 2004 was $32.01, $18.52 and $13.01, respectively. We estimate the fair value using the Black-Scholes option-pricing model. The total intrinsic value for options exercised during 2006, 2005 and 2004 was $44 million, $70 million and $15 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $18 million as of December 31, 2006, which is expected to be recognized over a weighted-average period of 1.7 years.
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

	2006	2005	2004
Expected life (years)	6	7	7
Expected volatility	46% - 48%	45% - 49%	42% - 43%
Expected dividend yield (a)	0.63% - 0.79%	0.16% - 0.24%	—
Weighted average volatility	48%	48%	43%
Risk-free interest rate	4.6%	4.0%	4.3%

(a)	In June 2005, we began paying a quarterly cash dividend on common stock of $0.05 per share which was increased to $0.10 per share in December 2005.
     Restricted Stock
          We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Our

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
restricted shares vest in three and five year increments assuming continued employment at the vesting dates. A summary of our restricted stock activity is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested at January 1, 2006	627	$20.75
Granted	63	66.61
Vested	(119)	23.67
Forfeited	(8)	31.05

Nonvested at December 31, 2006	563	$25.13

          Total unrecognized compensation cost related to non-vested restricted stock totaled $8 million as of December 31, 2006, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted shares vested was $8 million in 2006 and $4 million in 2005. We did not have any restricted shares that vested in 2004.
     Director Compensation Plan
          The 2005 Director Compensation Plan was approved at Tesoro’s annual meeting of stockholders held in May 2005. The plan provides for the grant of up to 50,000 shares of common stock to our eligible non-employee directors as payment for a portion of director retainer fees. We granted 3,684 shares of common stock during 2006 at a weighted-average grant-date price per share of $68.38.
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
     Phantom Stock Options
          Pursuant to our Amended and Restated Executive Long-Term Incentive Plan, Tesoro’s chief executive officer also holds 175,000 phantom stock options, which were granted in 1997 with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $16.9844 per share. At December 31, 2006, all of the phantom stock options were exercisable. Upon exercise, the chief executive officer would be entitled to receive, in cash, the difference between the fair market value of the common stock on the date of the phantom stock option grant and the fair market value of common stock on the date of exercise. At the discretion of the Compensation Committee of the Board of Directors, these phantom stock options may be converted to traditional stock options under the Amended and Restated Executive Long-Term Incentive Plan. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. At December 31, 2006 and 2005, the liability associated with our phantom stock awards recorded in accrued liabilities in the consolidated balance sheets totaled $9 million and $8 million, respectively.
     2006 Long-Term Stock Appreciation Rights Plan
          In February 2006, our Board of Directors approved the 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan permits the grant of stock appreciation rights (“SARs”) to key managers and other

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant. The term of a SAR granted under the SAR Plan shall be determined by the Compensation Committee provided that no SAR shall be exercisable on or after the tenth anniversary date of its grant. During 2006, we granted 328,610 SARs at 100% of the fair value of Tesoro’s common stock with a weighted average grant price of $66.61 per SAR. The estimated weighted-average grant-date fair value was $32.18 per SAR, using the Black-Scholes option-pricing model. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The option-pricing model weighted-average assumptions used to calculate the fair value of SARS are similar to those used to calculate the fair value of options as described above. At December 31, 2006, the liability associated with our SARs recorded in accrued liabilities in the consolidated balance sheet totaled $3 million.
NOTE N — COMMITMENTS AND CONTINGENCIES
     Operating Leases
          Tesoro has various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters and equipment and other facilities used in the storage, transportation, production and sale of crude oil feedstocks and refined products. These leases have remaining primary terms up to 37 years, with terms of certain rights-of-way extending up to 24 years, and generally contain multiple renewal options. Total rental expense for all operating leases, excluding marine charters, amounted to approximately $45 million in 2006, $52 million in 2005 and $44 million in 2004. Total marine charter expense for our time charters was $148 million in 2006, $117 million in 2005 and $68 million in 2004. See Note D for information related to capital leases.
          As of December 31, 2006, we term-chartered five U.S. flagged ships and five foreign-flagged ships, used to transport crude oil and refined products with remaining terms up through July 2010. Most of our time charters contain terms of three to eight years with renewal options. We have also entered into term-charters for four U.S. flag tankers to be built and delivered between 2009 and 2010, each with three-year terms. All four time charters have options to renew. We have also entered into various lease agreements for tugs and barges at our Hawaii and Washington refineries to transport our refined products. We also have leases for several tugs and barges with terms remaining up through September 2015 with options to renew. Our annual lease commitments for these leases range from $16 million to $27 million over the next five years.
          Tesoro has operating leases for most of its retail stations with primary remaining terms up to 37 years, and generally containing renewal options. Our aggregate annual lease commitments for the retail stations total approximately $8 million to $9 million over the next five years. These leases include the 30 retail stations that we sold and leased back in 2002 with initial terms of 17 years and four five-year renewal options. We classified the portion of each lease attributable to land as an operating lease, and the portion attributable to depreciable buildings and equipment as a capital lease (See Note D). Tesoro also has an agreement with Wal-Mart to build and operate retail stations at selected existing and future Wal-Mart stores in the western United States. Under the agreement, each site is subject to a lease with a ten-year primary term and an option, exercisable at our discretion, to extend a site’s lease for two additional five-year options.
          As of December 31, 2005, we leased Tesoro’s corporate headquarters from a limited partnership, in which we owned a 50% limited interest. In February 2006, the limited partnership sold the building to a third-party resulting in a gain to Tesoro of $5 million. We continue to lease our corporate headquarters from the third-party with an initial lease term through 2014 and two five-year renewal options. Our total rent expense includes lease payments and operating costs paid to the partnership totaling $4 million in 2005 and $3 million in 2004. In 2005, we accounted for Tesoro’s interest in the partnership using the equity method of accounting, and our consolidated balance sheets did not include the partnership’s assets, primarily land and buildings, totaling approximately $16 million and debt of approximately $13 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Tesoro’s minimum annual lease payments as of December 31, 2006, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters	Other	Total
2007	$99	$72	$171
2008	86	64	150
2009	70	58	128
2010	81	45	126
2011	75	40	115
Thereafter	63	170	233
     Purchase Obligations and Other Commitments
          Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to 12 months with renewal provisions. Prices under the term agreements generally fluctuate with market prices. Assuming actual market crude oil prices as of December 31, 2006, ranging from $45 per barrel to $57 per barrel, our minimum crude oil supply commitments for the next year would approximate $4.3 billion. We also purchase crude oil at market prices under short-term renewable agreements and in the spot market. In addition to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $80 million in 2007. We do not have any purchase commitments related to these obligations beyond 2007.
          We also have long-term take-or-pay commitments to purchase chemical supplies and power associated with the operation of our refineries. We have a power supply agreement through 2012 at the Golden Eagle refinery, which requires minimum payments through July 2007 that vary based on market prices for electricity. Assuming estimated future market prices of electricity, minimum payments would approximate $28 million through July 2007. The minimum annual payments under these take-or-pay agreements, including the power supply agreement, are estimated to total $54 million in 2007, $26 million in 2008, $24 million in 2009, $24 million in 2010, and $24 million in 2011. The remaining minimum commitments total approximately $43 million over 14 years. Tesoro paid approximately $125 million, $90 million and $92 million in 2006, 2005 and 2004, respectively, under these take-or-pay contracts.
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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
     Environmental Liabilities
          We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2006, our accruals for environmental expenses totaled $23 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
          We have completed an investigation of environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. We are evaluating certain improvements to the wastewater treatment units as a result of this investigation. A reserve for this matter is included in the environmental accruals referenced above.
          In October 2005, we received a Notice of Violation (“NOV”) from the United Stated Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.
          In September 2006, we reached an agreement with the Bay Area Air Quality Management District (the “District”) to settle 28 NOVs issued to Tesoro from January 2004 to September 2004 alleging violations of various air quality requirements at the Golden Eagle refinery. The settlement agreement was executed on October 11, 2006 and Tesoro made a cash payment of $200,000 to the District during the fourth quarter of 2006. Pursuant to the terms of the settlement agreement, Tesoro will undertake a supplemental project valued at approximately $100,000. A reserve for the supplemental project is included in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Soil and groundwater conditions at our Golden Eagle refinery may require substantial expenditures over time. In connection with our acquisition of the Golden Eagle refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco Corporation in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000, which are identified prior to August 31, 2010 (“Pre-Acquisition Operations”). Based on existing information, we currently estimate that the known environmental liabilities arising from Pre-Acquisition Operations including soil and groundwater conditions at the refinery will exceed the $50 million indemnity. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the $50 million indemnity. Because of Tosco’s indemnification and the environmental insurance policies, we have not established a reserve for these defined environmental liabilities arising out of the Pre-Acquisition Operations.
          In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at our Golden Eagle refinery related to the soil and groundwater conditions referenced above. The court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. In the arbitration proceedings we initiated against Tosco in December 2003, we are also seeking a determination that Tosco is liable for investigation and remediation of these certain additional environmental conditions, the amount of which is currently unknown and therefore a reserve has not been established, and which may not be covered by the $50 million indemnity for the defined environmental liabilities arising from Pre-Acquisition Operations. In response to our arbitration claims, Tosco filed counterclaims in the Contra Costa County Superior Court action alleging that we are contractually responsible for additional environmental liabilities at our Golden Eagle refinery, including the defined environmental liabilities arising from Pre-Acquisition Operations. The arbitration is scheduled to begin during March 2007. We intend to vigorously prosecute our claims against Tosco and to oppose Tosco’s claims against us, and although we cannot provide assurance that we will prevail, we believe that the resolution of the arbitration will not have a material adverse effect on our financial position or results of operations.
     Environmental Capital Expenditures
          EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently evaluating alternative projects that will satisfy the requirements to meet the regulations at our Utah refinery.
          EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We spent $61 million in 2006 to meet the revised diesel fuel standards, and we have budgeted an additional $18 million in 2007 to complete our diesel desulfurizer unit to manufacture additional ultra-low sulfur diesel at our Alaska refinery. Our Golden Eagle, Washington and Hawaii refineries will not require additional capital spending to meet the new diesel fuel standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at both our North Dakota and Utah refineries.
          In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We spent $3 million during 2006 and we have budgeted an additional $18 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. To satisfy the requirements of the Consent Decree, we spent $3 million during 2006 and we have budgeted an additional $25 million through 2010.
          In December 2006, we proposed an alternative monitoring plan and a schedule for removing atmospheric blowdown towers at the Golden Eagle refinery to the Bay Area Air Quality Management District in response to a NOV received from that agency in August 2006. We have budgeted $88 million through 2010 to remove the atmospheric blowdown towers.
          During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes budgeted spending of $231 million in 2007 and $145 million in 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $127 million from inception of the project, of which $124 million was spent in 2006. .
          We will also spend capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $26 million during 2006 and we have budgeted an additional $110 million through 2011 to complete the project. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
     Claims Against Third-Parties
          In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in December 2007. The RCA’s ruling is currently on appeal to the Alaska Supreme Court, and we cannot give any assurances of when or whether we will prevail in the appeal.
          In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court, and the TAPS Carriers did not move to prevent the rate decrease. The rate decrease has been in effect since June 2003. The TAPS Carriers attempted to increase their intrastate rates for 2004, 2005, and 2006 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Superior Court of Alaska where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through December 31, 2006 (averaging approximately $3.60 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 36 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any additional payments due for the period mid-June 2003 through December 31, 2006.
          In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. If Tesoro Alaska Company prevails and lower rates are set, we could be entitled to refunds resulting from our interstate shipments for 2005 and 2006. We cannot give any assurances of when or whether we will prevail in this proceeding. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We have filed a protest in that proceeding, which has now been consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or additional payments.
NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth	Year
	(In millions except per share amounts)
2006
Revenues	$3,877	$4,929	$5,278	$4,020	$18,104
Costs of sales and operating expenses	$3,689	$4,276	$4,697	$3,652	$16,314
Operating Income	$81	$543	$446	$247	$1,317
Net Earnings	$43	$326	$274	$158	$801
Net Earnings Per share:
Basic	$0.63	$4.79	$4.02	$2.35	$11.78
Diluted	$0.61	$4.66	$3.92	$2.28	$11.46
2005
Revenues	$3,171	$4,033	$5,017	$4,360	$16,581
Costs of sales and operating expenses	$2,997	$3,601	$4,536	$4,036	$15,170
Operating Income	$78	$337	$392	$220	$1,027
Net Earnings	$28	$184	$226	$69	$507
Net Earnings Per Share:
Basic	$0.41	$2.69	$3.29	$1.00	$7.44
Diluted	$0.40	$2.62	$3.20	$0.97	$7.20
NOTE P — SUBSEQUENT EVENT
          On January 29, 2007, we entered into agreements with Shell Oil Products US (“Shell”) to purchase a 100,000 barrel per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with approximately 250 Shell-branded retail stations located throughout Southern California (collectively, the “Los Angeles Assets”). The purchase includes a long-term agreement allowing us to continue to operate the retail stations under the Shell® brand. The purchase price of the Los Angeles Assets is $1.63 billion, plus the value of petroleum inventories at the time of closing, which is estimated to be $180 million to $200 million based on January 2007 prices. Upon closing of the acquisitions, Shell has agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the seller entered into with governmental and non-governmental entities prior to closing. This

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
transaction, which will require regulatory approval from the Federal Trade Commission and the Attorney General of the State of California, is expected to be completed in the second quarter of 2007.
          On January 26, 2007, we entered into an agreement to purchase 140 USA Petroleum retail stations located primarily in California and a terminal located in New Mexico. The purchase price of the assets and the USA® brand is $277 million, plus the value of inventory at the time of closing, which is estimated to be $10 million to $15 million based on January 2007 prices. Tesoro will assume the obligations under the seller’s leases, contracts, permits or other agreements arising after the closing date. USA Petroleum will retain certain pre-closing liabilities, including environmental matters. This transaction, which will require regulatory approval from the Federal Trade Commission and the Attorney General of the State of California, is expected to be completed in the second quarter of 2007.
          The acquisitions of the Los Angeles Assets and the USA Petroleum retail stations will be paid for with a combination of debt and cash on-hand, which at December 31, 2006 was $986 million. The exact amount of debt and cash is yet to be determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          Management assessed the effectiveness of internal controls over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2006, the Company’s internal control over financial reporting is effective. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tesoro Corporation
          We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Tesoro Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 22, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to a change in the Company’s method of accounting for refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation of one another, and for its pension and other postretirement plans.
/s/ DELOITTE & TOUCHE LLP
San Antonio, Texas
February 22, 2007

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information required under this Item will be contained in the Company’s 2007 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.
          You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999.
ITEM 11. EXECUTIVE COMPENSATION
          Information required under this Item will be contained in the Company’s 2007 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information required under this Item will be contained in the Company’s 2007 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information required under this Item will be contained in the Company’s 2007 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information required under this Item will be contained in the Company’s 2007 Proxy Statement, incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a)1. Financial Statements
          The following consolidated financial statements of Tesoro Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
          2. Financial Statement Schedules
          No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

     3. Exhibits

Exhibit
Number		Description of Exhibit
2.1	—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).

2.2	—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).

2.3	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).

2.4	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).

2.5	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).

2.6	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).

2.7	—	Asset Purchase Agreement by and between the Company and Shell Oil Products US dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

2.8	—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products US dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

2.9	—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).

3.2	—	By-Laws of the Company, as amended through February 2, 2005 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).

3.3	—	Amendment to the By-Laws of the Company, effective March 6, 2006 (incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-3473).

Exhibit
Number		Description of Exhibit
3.4	—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).

3.5	—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).

3.6	—	Certificate of Designation Establishing a Series A Participating Preferred Stock, dated as of December 16, 1985 (incorporated by reference herein to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).

3.7	—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).

3.8	—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).

3.9	—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).

4.1	—	Form of Coastwide Energy Services, Inc. 8% Convertible Subordinated Debenture (incorporated by reference herein to Exhibit 4.3 to Post-Effective Amendment No. 1 to Registration No. 333-00229).

4.2	—	Debenture Assumption and Conversion Agreement dated as of February 20, 1996, between the Company, Coastwide Energy Services, Inc. and CNRG Acquisition Corp. (incorporated by reference herein to Exhibit 4.4 to Post-Effective Amendment No. 1 to Registration No. 333-00229).

4.3	—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.4	—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.5	—	Form of Registration Rights Agreement relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.6	—	Form of Registration Rights Agreement relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

Exhibit
Number		Description of Exhibit
10.1	—	Third Amended and Restated Credit Agreement, dated as of May 25, 2004, among the Company, Bank of America, N.A. (the syndication agent), Wells Fargo Foothill, LLC (the documentation agent), Bank One, NA (the administrative agent) and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3473).

10.2	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of September 29, 2004 among the Company, Bank One N.A. (the administrative agent) and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2004, File No. 1-3473).

10.3	—	Affirmation of Loan Documents dated as of September 29, 2004, by and between the Company, certain of its subsidiary parties thereto and Bank One N.A. as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2004, File No. 1-3473).

10.4	—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of May 17, 2005 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-3473).

10.5	—	Affirmation of Loan Documents dated as of May 17, 2005, by and between Tesoro, certain of its subsidiary parties thereto and J.P. Morgan Chase Bank N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-3473).

10.6	—	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of July 31, 2006 among Tesoro, J.P. Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-3473).

10.7	—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).

10.8	—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).

†10.9	—	Amended and Restated Executive Security Plan effective as January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2006, File No. 1-3473).

†10.10	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.11	—	2006 Executive Long-Term Incentive Plan dated as of May 3, 2006 (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2006).

†10.12	—	First Amendment to the 2006 Executive Long-Term Incentive Plan dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-3473).

†10.13	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).

Exhibit
Number		Description of Exhibit
†10.14	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.15	—	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).

†10.16	—	Agreement between the Company and Bruce A. Smith as of November 1, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).

†10.17	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).

†10.18	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.19	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).

†10.20	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.21	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).

†10.22	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.23	—	Management Stability Agreement between the Company and W. Eugene Burden dated November 8, 2002 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).

†10.24	—	Management Stability Agreement between the Company and Claude A. Flagg dated February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).

†10.25	—	Amended and Restated Management Stability Agreement between the Company and J. William Haywood dated August 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).

†10.26	—	Management Stability Agreement between the Company and Joseph M. Monroe dated November 6, 2002 (incorporated by reference herein to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).

†10.27	—	Amended and Restated Management Stability Agreement between the Company and Daniel J. Porter dated August 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).

*10.28	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005.

Exhibit
Number		Description of Exhibit
†10.29	—	Amended and Restated Management Stability Agreement between the Company and Susan A. Lerette dated February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).

†10.30	—	Amended and Restated Management Stability Agreement between the Company and Charles S. Parrish dated May 3, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).

†10.31	—	Amended and Restated Management Stability Agreement between the Company and Otto C. Schwethelm dated February 2, 2005 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).

*10.32	—	Management Stability Agreement between the Company and Sarah S. Simpson dated August 2, 2005.

†10.33	—	Management Stability Agreement between the Company and G. Scott Spendlove dated January 24, 2002 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.34	—	Amended and Restated Management Stability Agreement between the Company and Lynn D. Westfall dated as of May 3, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).

†10.35	—	Tesoro Corporation Restoration Retirement Plan dated as of August 9, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006, File No. 1-3473).

†10.36	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan dated November 2, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).

†10.37	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.38	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.39	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.40	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.41	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

†10.42	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

†10.43	—	Copy of the Company’s Board of Directors Deferred Compensation Plan dated February 23, 1995 (incorporated by reference herein to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

Exhibit
Number		Description of Exhibit
†10.44	—	Copy of the Company’s Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.45	—	Copy of the Company’s Board of Directors Deferred Phantom Stock Plan (incorporated by reference herein to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 1-3473).

†10.46	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.47	—	Phantom Stock Option Agreement between the Company and Bruce A. Smith dated effective October 29, 1997 (incorporated by reference herein to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-3473).

10.48	—	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference herein to Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on February 25, 1987, File No. 1-3473).

14.1	—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a)(3) of Form 10-K.
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

Dated: February 23, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A, SMITH Bruce A. Smith	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/s/ GREGORY A. WRIGHT Gregory A. Wright	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ ARLEN O. GLENEWINKEL, JR. Arlen O. Glenewinkel, Jr.	Vice President and Controller (Principal Accounting Officer)	February 23, 2007

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Lead Director	February 23, 2007

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director	February 23, 2007

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 23, 2007

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	February 23, 2007

/s/ WILLIAM J. JOHNSON William J. Johnson	Director	February 23, 2007

/s/ A. MAURICE MYERS A. Maurice Myers	Director	February 23, 2007

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	February 23, 2007

/s/ PATRICK J. WARD Patrick J. Ward	Director	February 23, 2007

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 23, 2007