Form 10-Q
period 2007-03-31
TESORO CORP /NEW/
filed 2007-05-04
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

There were 68,318,448 shares of the registrant’s Common Stock outstanding at May 1, 2007.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$829	$986
Receivables, less allowance for doubtful accounts	913	861
Inventories	944	872
Prepayments and other	156	92

Total Current Assets	2,842	2,811

PROPERTY, PLANT AND EQUIPMENT
Refining	3,332	3,207
Retail	211	210
Corporate and other	152	144

	3,695	3,561
Less accumulated depreciation and amortization	(918)	(874)

Net Property, Plant and Equipment	2,777	2,687

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	110	112
Other, net	258	205

Total Other Noncurrent Assets	457	406

Total Assets	$6,076	$5,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,239	$1,270
Accrued liabilities	371	385
Current maturities of debt	17	17

Total Current Liabilities	1,627	1,672

DEFERRED INCOME TAXES	358	377
OTHER LIABILITIES	428	324
DEBT	1,032	1,029
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 72,101,103 shares issued (71,707,102 in 2006)	12	12
Additional paid-in capital	863	841
Retained earnings	1,983	1,876
Treasury stock, 3,804,169 common shares (3,800,446 in 2006), at cost	(159)	(159)
Accumulated other comprehensive loss	(68)	(68)

Total Stockholders’ Equity	2,631	2,502

Total Liabilities and Stockholders’ Equity	$6,076	$5,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
REVENUES	$3,876	$3,877
COSTS AND EXPENSES:
Costs of sales and operating expenses	3,548	3,689
Selling, general and administrative expenses	69	40
Depreciation and amortization	69	60
Loss on asset disposals and impairments	2	7

OPERATING INCOME	188	81
Interest and financing costs	(17)	(20)
Interest income and other	14	10

EARNINGS BEFORE INCOME TAXES	185	71
Income tax provision	69	28

NET EARNINGS	$116	$43

NET EARNINGS PER SHARE:
Basic	$1.72	$0.63
Diluted	$1.67	$0.61
WEIGHTED AVERAGE COMMON SHARES:
Basic	67.6	68.5
Diluted	69.4	70.6
DIVIDENDS DECLARED PER SHARE	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$116	$43
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization	69	60
Amortization of debt issuance costs and discount	4	3
Loss on asset disposals and impairments	2	7
Stock-based compensation	20	6
Deferred income taxes	7	7
Excess tax benefits from stock-based compensation arrangements	(10)	(6)
Other changes in non-current assets and liabilities	(12)	(32)
Changes in current assets and current liabilities:
Receivables	(52)	10
Inventories	(72)	(84)
Prepayments and other	(65)	(14)
Accounts payable and accrued liabilities	(26)	16

Net cash from (used in) operating activities	(19)	16

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(144)	(81)
Proceeds from asset sales	1	1

Net cash used in investing activities	(143)	(80)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(3)	(72)
Dividend payments	(7)	(7)
Repayments of debt	—	(1)
Proceeds from stock options exercised	5	4
Excess tax benefits from stock-based compensation arrangements	10	6

Net cash from (used in) financing activities	5	(70)

DECREASE IN CASH AND CASH EQUIVALENTS	(157)	(134)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	986	440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$829	$306

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(5)	$(2)
Income taxes paid	$15	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2006 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise indicated, the notes do not include amounts and disclosures related to the acquisitions described in Note C.
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

	Three Months Ended
	March 31,
	2007	2006
Basic:
Net earnings	$116	$43

Weighted average common shares outstanding	67.6	68.5

Basic Earnings Per Share	$1.72	$0.63

Diluted:
Net earnings	$116	$43

Weighted average common shares outstanding	67.6	68.5
Dilutive effect of stock options and unvested restricted stock	1.8	2.1

Total diluted shares	69.4	70.6

Diluted Earnings Per Share	$1.67	$0.61

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C – ACQUISITIONS
Pending Los Angeles Assets Acquisition
In January 2007, we entered into agreements with Shell Oil Products US (“Shell”) to purchase a 100,000 barrel per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with approximately 250 Shell-branded retail stations located throughout Southern California (collectively, the “Los Angeles Assets”). The purchase includes a long-term agreement allowing us to continue to operate the retail stations under the Shell® brand. The purchase price of the Los Angeles Assets is $1.63 billion (subject to adjustment), plus petroleum inventories which are estimated to be $250 million. Upon closing of the acquisition, Shell has agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the seller entered into with governmental and non-governmental entities prior to closing. This transaction has received regulatory approval from the Federal Trade Commission and is expected to close on or about May 10, 2007.
The purchase price will be paid for with a combination of debt and cash on-hand. Upon closing of the Los Angeles Assets, we anticipate amending our credit agreement to, among other things, increase the total available capacity of our revolving credit facility to $1.75 billion and entering into a $700 million interim loan facility. Assuming a purchase price of $1.63 billion, we intend to borrow approximately $615 million under our amended revolving credit facility at closing and subsequently refinance the interim loan facility with senior unsecured notes.
USA Petroleum Retail Stations
On May 1, 2007, we acquired 138 USA Petroleum retail stations located primarily in California. The purchase price of the assets and the USA® brand was paid in cash totaling $267 million, plus inventory of $7 million, subject to post-closing adjustments. We have assumed the obligations under the seller’s leases, contracts, permits or other agreements arising after the closing date. USA Petroleum has retained certain pre-closing liabilities, including environmental matters. This acquisition provides us with retail stations near our Golden Eagle refinery and the Los Angeles refinery that will allow us to run the refineries at full capacity, invest in refinery improvements and deliver more clean products into the California market.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE D – OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Revenues
Refining:
Refined products	$3,679	$3,727
Crude oil resales and other (a)	153	103
Retail:
Fuel	228	213
Merchandise and other	32	32
Intersegment Sales from Refining to Retail	(216)	(198)

Total Revenues	$3,876	$3,877

Segment Operating Income (Loss)
Refining	$256	$125
Retail (b)	(11)	(12)

Total Segment Operating Income	245	113
Corporate and Unallocated Costs	(57)	(32)

Operating Income	188	81
Interest and Financing Costs	(17)	(20)
Interest Income and Other	14	10

Earnings Before Income Taxes	$185	$71

Depreciation and Amortization
Refining	$62	$54
Retail	4	4
Corporate	3	2

Total Depreciation and Amortization	$69	$60

Capital Expenditures (c)
Refining	$131	$55
Retail	1	1
Corporate	8	2

Total Capital Expenditures	$140	$58

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2007	2006
Identifiable Assets
Refining	$4,833	$4,486
Retail	205	207
Corporate	1,038	1,211

Total Assets	$6,076	$5,904

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Retail operating loss for the three months ended March 31, 2006 includes an impairment charge of $4 million related to the sale of 13 retail sites in August 2006.

(c)	Capital expenditures do not include refinery turnaround and other maintenance costs of $66 million and $31 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE E – DEBT
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% Senior Subordinated Notes at a redemption price of 104.8%. At March 31, 2007, the notes were included in current maturities of debt in the condensed consolidated balance sheet.
Credit Agreement
In connection with the financing of the pending acquisition of the Los Angeles Assets, we intend to amend our credit agreement to, among other things, increase the total available capacity of the revolving credit facility from $750 million to $1.75 billion. As of March 31, 2007, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.7 billion as of March 31, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2007, we had no borrowings and $142 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $608 million, or 81% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at March 31, 2007) or a eurodollar rate (5.32% at March 31, 2007), plus an applicable margin. The applicable margin at March 31, 2007 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at March 31, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of March 31, 2007.
Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of March 31, 2007, we had $134 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $116 million or 46% of total capacity under this credit agreement.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $5 million and $2 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE F – STOCKHOLDERS’ EQUITY
Stock Split
On May 1, 2007, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend, which will be distributed on May 29, 2007 to shareholders of record at the close of business on May 14, 2007. The total number of authorized common shares and common stock par value will remain unchanged. The stock split will require retroactive restatement of all historical shares and per share data beginning in the second quarter ending June 30, 2007.
Cash Dividends
On May 1, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share effectively doubling the dividend after the two-for-one stock split payable on June 15, 2007 to shareholders of record on June 5, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.10 per share (before the two-for-one stock split).
NOTE G – INVENTORIES
Components of inventories were as follows (in millions):

	March 31,	December 31,
	2007	2006
Crude oil and refined products, at LIFO cost	$873	$798
Oxygenates and by-products, at the lower of FIFO cost or market	13	16
Merchandise	8	8
Materials and supplies	50	50

Total Inventories	$944	$872

Inventories valued at LIFO cost were less than replacement cost by approximately $820 million and $770 million at March 31, 2007 and December 31, 2006, respectively.
NOTE H – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the three months ended March 31, 2007 we voluntarily contributed $6 million to improve the funded status of the plan.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of pension and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2007 and 2006 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service Cost	$6	$5	$3	$3
Interest Cost	5	4	3	3
Expected return on plan assets	(6)	(5)	—	—
Amortization of prior service cost	1	—	—	—
Recognized net actuarial loss	1	1	—	—

Net Periodic Benefit Expense	$7	$5	$6	$6

NOTE I – STOCK-BASED COMPENSATION
Tesoro follows the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense included in the condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Stock options	$5	$3
Restricted stock	2	1
Stock appreciation rights	5	1
Phantom stock	8	1

Total Stock-Based Compensation	$20	$6

The income tax benefit realized from tax deductions associated with option exercises totaled $9 million and $5 million for the three months ended March 31, 2007 and 2006, respectively.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2007, we granted 711,700 options with a weighted-average exercise price of $83.00. The estimated weighted-average grant-date fair value was $39.78 per share of options granted using the Black-Scholes option-pricing model. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $39 million as of March 31, 2007, which is expected to be recognized over a weighted-average period of 2.3 years. A summary of our outstanding and exercisable options as of March 31, 2007 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	4,131,273	$36.26	6.6 years	$265
Options Exercisable	2,609,722	$20.20	5.2 years	$209

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the three months ended March 31, 2007, we issued 54,100 shares of restricted stock with a weighted-average grant-date fair value of $83.16. These restricted shares vest in annual increments ratably over three years, assuming continued employment at the vesting dates. Total unrecognized compensation cost related to our non-vested restricted stock totaled $11 million as of March 31, 2007, which is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2007 we had 513,458 shares of restricted stock outstanding at a weighted-average grant-date fair value of $30.19.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the three months ended March 31, 2007, we granted 571,500 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $83.14 per SAR. The estimated weighted-average grant-date fair value was $35.11 per SAR, using the Black-Scholes option-pricing model. The SARs granted in 2007 vest ratably over three years following the date of grant and expire seven years from the grant date. At March 31, 2007 and December 31, 2006, the liability associated with our SARs recorded in accrued liabilities totaled $8 million and $3 million, respectively.
NOTE J – COMMITMENTS AND CONTINGENCIES
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At March 31, 2007, our accruals for environmental expenses totaled $81 million. Our accruals for

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in connection with our acquisition of the refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at the refinery related to the Pre-Acquisition Operations. The Court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. We initiated arbitration proceedings against Tosco in December 2003 concerning the Pre-Acquisition Operations and Tosco filed counterclaims against us. As part of the settlement all claims and counterclaims in the arbitration and the court action pending arbitration have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Based on existing information, it is possible that the soil and groundwater environmental liabilities arising from Pre-Acquisition Operations could exceed the $58.5 million settlement amount. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the settlement proceeds attributable to Tosco’s contractual indemnity. We have included the $58.5 million in the environmental accruals referenced above.
We are continuing to investigate environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve for this matter is included in the environmental accruals referenced above.
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are evaluating this offer and will meet with the District to discuss settlement later this year. A reserve for this matter is included in the environmental accruals referenced above.
In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We have budgeted $23 million in 2007 to complete our diesel desulfurizer unit to manufacture additional ultra-low sulfur diesel at our Alaska refinery, $16 million of which was spent during the 2007 first quarter. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer unit at our Utah refinery. This project, which is expected to be completed by the second quarter of 2008, will allow the refinery's full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at both our North Dakota and Utah refineries. Our Golden Eagle, Washington, and Hawaii refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard, however, based on our preliminary estimates we expect to spend approximately $200 million between 2008 to 2011 to meet the new regulations at five of our refineries. Our Golden Eagle refinery will not, and we expect the Los Angeles refinery will not, require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $1 million of which was spent during the 2007 first quarter. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2010 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the 2007 first quarter.
We have developed a plan to eliminate the use of atmospheric blowdown towers primarily at our Golden Eagle refinery. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have budgeted $91 million through 2010 to eliminate the use of atmospheric blowdown towers.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes budgeted spending of $376 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $191 million from inception of the project, of which $64 million was spent in the 2007 first quarter.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $4 million of which was spent during the 2007 first quarter. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles Assets are subject to extensive environmental requirements. Upon completing the purchase of the Los Angeles Assets, we anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions. These estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
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
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006 and 2007 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Superior Court of Alaska where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through March 31, 2007 (averaging approximately $3.87 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 40 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-June 2003 could offset some or all of any additional payments due for the period mid-June 2003 through March 31, 2007.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
NOTE K– NEW ACCOUNTING STANDARDS
FIN No. 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007 and recognized an increase of approximately $1 million in the liability for unrecognized tax benefits, the cumulative effect of which was accounted for as an adjustment to decrease retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, our unrecognized tax benefits totaled $44 million. In addition, at January 1, 2007, we had accrued approximately $19 million for interest and penalties. We recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the condensed statements of consolidated operations. Of the total unrecognized tax benefits at January 1, 2007, $18 million (net of the tax benefit on state issues and interest) represents the amount that, if recognized, would lower the effective income tax rate in any future periods. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions and a few foreign jurisdictions. The federal tax years 1997 to 2006 remain open to audit, and in general the state tax years open to audit range from 1994 to 2006. Within the next twelve months we expect to settle or otherwise conclude all federal income tax assessments for years through 2003, and as such it is possible that the liability for uncertain tax positions would decrease by approximately $20 million. Our liability for unrecognized tax benefits and accrued interest increased by approximately $1 million during the three months ended March 31, 2007.
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
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for Tesoro as of January 1, 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 29 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
We used cash on hand to fund the purchase of the USA Petroleum retail stations and plan on using approximately $600 million in cash to fund a portion of the Los Angeles Assets purchase price. We also plan on using cash flows from operations to fund our capital expenditure program, pay dividends and reduce debt. After completing the Los Angeles Assets acquisition, we have set a goal to reduce our debt to capitalization ratio to 40% or below by the end of 2007.
Acquisitions
Pending Los Angeles Assets Acquisition
In January 2007, we entered into agreements with Shell Oil Products US (“Shell”) to purchase a 100,000 barrel per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with approximately 250 Shell-branded retail stations located throughout Southern California (collectively, the “Los Angeles Assets”). The purchase includes a long-term agreement allowing us to continue to operate the retail stations under the Shell® brand. The purchase price of the Los Angeles Assets is $1.63 billion (subject to adjustment), plus petroleum inventories which are estimated to be $250 million. This transaction has received regulatory approval from the Federal Trade Commission and is expected to close on or about May 10, 2007.
The purchase price will be paid for with a combination of debt and cash on-hand. Upon closing of the Los Angeles Assets, we anticipate amending our credit agreement to, among other things, increase the total available capacity of our revolving credit facility to $1.75 billion and entering into a $700 million interim loan facility. Assuming a purchase price of $1.63 billion, we intend to borrow approximately $615 million under our amended revolving credit facility at closing and subsequently refinance the interim loan facility with senior unsecured notes.
We expect to realize synergies by optimizing the output of our refineries to maximize the production of clean fuel products for the California market as well as through our crude oil purchasing and unique shipping logistics. In addition, we expect to increase reliability, throughput levels and the production of clean products at the refinery by spending approximately $325 million to $350 million between 2007 and 2011. We also plan to lower air emissions as well as improve fuel efficiency at the refinery by spending an additional $375 million to $400 million between 2007 and 2011. Annual refinery turnaround and other maintenance spending is expected to approximate $80 million. These cost estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through operation of the assets.

USA Petroleum Retail Stations
On May 1, 2007, we completed the purchase of 138 USA Petroleum retail stations located primarily in California. The purchase price of the assets and the USA® brand was paid in cash and totaled $267 million, plus inventory of $7 million, subject to post-closing adjustments. This acquisition provides us with stations near our Golden Eagle refinery and the Los Angeles refinery that will allow us to run the refineries at full capacity, invest in refinery improvements and deliver more clean products into the market.
Strategic Capital Projects
In May 2007, we revised our 2007 capital spending program from $650 million to $900 million (including refinery turnarounds and other maintenance costs of approximately $125 million). The increase includes $125 million for the capital and turnaround spending associated with the pending acquisition of the Los Angeles refinery. Another $100 million reflects accelerating 2008 spending on the Golden Eagle coker modification project into 2007. The total budget for the coker modification project remains unchanged. The remainder of the increased spending relates to cost increases in the first quarter for turnarounds and other projects. During 2007, we will continue to focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency.
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
Other Strategic Capital Projects
During 2007, we are scheduled to complete the following strategic projects: (i) a 10,000 bpd diesel desulfurizer unit at our Alaska refinery; (ii) a process control modernization project at our Golden Eagle refinery; (iii) a wharf expansion project also at our Golden Eagle refinery; and (iv) sulfur handling projects at our Washington refinery. The diesel desulfurizer unit will allow us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska. The control modernization project will convert our older refinery control technologies at the Golden Eagle refinery to a modern digital system. The wharf expansion project will increase our crude oil flexibility by enabling us to supply all of the Golden Eagle refinery’s crude oil requirements by water. The sulfur handling projects will allow us to process a greater percentage of sour crude oils at our Washington refinery.
Stock Split
On May 1, 2007, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend, which will be distributed on May 29, 2007 to shareholders of record at the close of business on May 14, 2007. The total number of authorized common shares and common stock par value will remain unchanged.
Cash Dividends
On May 1, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share effectively doubling the dividend after the two-for-one stock split payable on June 15, 2007 to shareholders of record on June 5, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.10 per share (before the two-for-one stock split).

Industry Overview and Outlook
The global fundamentals of the refining industry have remained strong in 2007. Continued demand growth in developing areas, such as India and China, and global political concerns have supported high prices for crude oil and refined products. In the U.S., refining margins remain above historical levels, in part due to the following:
•	continued high gasoline and diesel demand coupled with limited production capacity;

•	heavy industry turnaround activity and unplanned outages, particularly on the U.S. West Coast; and

•	lower gasoline imports to the U.S. due to refinery maintenance in Europe.
Fundamentals for the U.S. refining industry remain strong in the second quarter as the driving season approaches. Estimates of demand growth are at double the historic rates for both gasoline and diesel fuel. Longer than normal industry turnaround durations and continued unexpected downtime have led to U.S. gasoline inventories that are below last year’s level and to record low gasoline inventories on the U.S. West Coast.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006
Summary
Our net earnings were $116 million ($1.67 per diluted share) for the three months ended March 31, 2007 (“2007 Quarter”), compared with net earnings of $43 million ($0.61 per diluted share) for the three months ended March 31, 2006 (“2006 Quarter”). The increase in net earnings during the 2007 Quarter was primarily due to higher gross refining margins, partly offset by lower refining throughput and higher corporate general and administrative expenses. A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2007	2006
Revenues
Refined products (a)	$3,679	$3,727
Crude oil resales and other	153	103

Total Revenues	$3,832	$3,830

Refining Throughput (thousand barrels per day) (b)
California
Golden Eagle	111	152
Pacific Northwest
Washington	119	108
Alaska	52	46
Mid-Pacific
Hawaii	83	86
Mid-Continent
North Dakota	56	54
Utah	44	51

Total Refining Throughput	465	497

% Heavy Crude Oil of Total Refining Throughput (c)	49%	49%

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2007	2006
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	192	234
Jet fuel	63	69
Diesel fuel	103	100
Heavy oils, residual products, internally produced fuel and other	120	114

Total Yield	478	517

Refining Margin ($/throughput barrel) (d)
California
Gross refining margin	$18.27	$13.26
Manufacturing cost before depreciation and amortization	$9.62	$6.06
Pacific Northwest
Gross refining margin	$13.16	$7.20
Manufacturing cost before depreciation and amortization	$2.95	$3.18
Mid-Pacific
Gross refining margin	$4.02	$3.23
Manufacturing cost before depreciation and amortization	$2.03	$1.56
Mid-Continent
Gross refining margin	$13.33	$8.17
Manufacturing cost before depreciation and amortization	$3.35	$3.18
Total
Gross refining margin	$12.80	$8.52
Manufacturing cost before depreciation and amortization	$4.47	$3.77

Segment Operating Income
Gross refining margin (after inventory changes) (e)	$565	$395
Expenses
Manufacturing costs	187	169
Other operating expenses	50	39
Selling, general and administrative	8	5
Depreciation and amortization (f)	62	54
Loss on asset disposals and impairments	2	3

Segment Operating Income	$256	$125

Refined Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	252	271
Jet fuel	89	91
Diesel fuel	114	125
Heavy oils, residual products and other	86	82

Total Refined Product Sales	541	569

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$75.80	$73.36
Average costs of sales	64.13	65.78

Refined Product Sales Margin	$11.67	$7.58

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $216 million and $198 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	We experienced reduced throughput during scheduled turnarounds at the Golden Eagle refinery during the 2007 and 2006 first quarters and the Utah refinery during the 2007 first quarter.

(c)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute gravity of 32 degrees or less.

(d)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. The adjustment for changes in refined product inventory resulted in an increase in gross refining margin of $29 million and $14 million for the three months ended March 31, 2007 and 2006, respectively. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.40 and $1.11 for the three months ended March 31, 2007 and 2006, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006. Operating income from our refining segment was $256 million in the 2007 Quarter compared to $125 million in the 2006 Quarter. The $131 million increase in our operating income was primarily due to higher gross refining margins, partly offset by lower refining throughput and higher operating expenses. Total gross refining margins increased 50% to $12.80 per barrel in the 2007 Quarter, compared to $8.52 per barrel in the 2006 Quarter, reflecting higher industry margins in all of our regions. Industry margins on a national basis increased during the 2007 Quarter compared to the 2006 Quarter primarily due to U.S. refineries operating below 90% of capacity as a result of turnarounds and unplanned outages, continued high demand growth and lower gasoline imports due to refinery maintenance in Europe. U.S. industry margins were impacted beginning in the 2006 Quarter due to the introduction of new lower sulfur requirements for gasoline.
On an aggregate basis, our total gross refining margins increased to $565 million in the 2007 Quarter from $395 million in the 2006 Quarter reflecting the improvement in industry margins. At our Golden Eagle refinery, gross refining margins increased 38% to $18.27 per barrel in the 2007 Quarter from $13.26 per barrel in the 2006 Quarter reflecting continued strong product demand combined with heavy industry turnaround activity and unplanned outages on the U.S. West Coast resulting in finished product inventories falling below the five-year average in PADD V. While industry refining margins in the California region increased during the 2007 Quarter as compared to the 2006 Quarter, we were unable to capture more of these stronger margins due to scheduled and unscheduled downtime. We completed scheduled refinery maintenance turnarounds at our Golden Eagle refinery of the fluid catalytic cracker (“FCC”) and hydrocracking units during the 2007 Quarter. However, the turnaround of the FCC unit was extended due to unanticipated repairs. Further, equipment malfunctions shortly after start-up of the FCC unit required additional downtime until mid-March. Our gross refining margins were also negatively impacted during the 2006 Quarter at our Golden Eagle refinery due to factors on the U.S. West Coast, including heavy rains impacting demand and record high industry throughput and gasoline production resulting in higher average inventory levels for finished products. Gross refining margins during the 2006 Quarter were further impacted due to a scheduled maintenance turnaround resulting in the manufacture of a higher percentage of lower-valued heavy products. Gross refining margins in our Pacific Northwest region increased 83% to $13.16 per barrel in the 2007 Quarter as compared to the 2006 Quarter reflecting lower industry product supplies due to heavy industry turnaround activity and unplanned outages. In our Mid-Continent region, gross refining margins increased 63% to $13.33 per barrel in the 2007 Quarter as compared to the 2006 Quarter due to higher diesel demand as a result of warm weather. During the 2006 Quarter, margins in our Pacific Northwest region were negatively impacted due to the grounding of a time-chartered vessel disrupting the supply of feedstocks to the Alaska refinery.
Total refining throughput averaged 465 thousand barrels per day (“Mbpd”) in the 2007 Quarter compared to 497 Mbpd during the 2006 Quarter reflecting the scheduled turnarounds at our Golden Eagle and Utah refineries and the unplanned downtime at our Golden Eagle refinery. The decrease was partially offset by higher refining throughput at our Washington refinery. During the 2006 Quarter, we experienced reduced refining throughput at our Golden Eagle and Alaska refineries as described above.
Revenues from sales of refined products of $3.7 billion remained flat in the 2007 Quarter. Our average product prices increased 3% to $75.80 per barrel, reflecting the continued strength in market fundamentals. Total refined product sales decreased 28 Mbpd from the 2006 Quarter to average 541 Mbpd in the 2007 Quarter due to the scheduled turnarounds at our Golden Eagle and Utah refineries and the unplanned downtime at our Golden Eagle refinery. Our average costs of sales decreased 3% to $64.13 per barrel during the 2007 Quarter reflecting lower average feedstock costs. Expenses, excluding depreciation and amortization, increased to $247 million in the 2007 Quarter, compared with $216 million in the 2006 Quarter, primarily due to higher repairs and maintenance of $16 million as a result of unplanned refinery downtime, increased employee costs of $11 million and higher outside service expenses of $4 million, partly offset by lower utilities of $5 million. Depreciation and amortization increased to $62 million in the 2007 Quarter, compared to $54 million in the 2006 Quarter, reflecting increased capital expenditures.
Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2007	2006
Revenues
Fuel	$228	$213
Merchandise and other (a)	32	32

Total Revenues	$260	$245

Fuel Sales (millions of gallons)	104	99
Fuel Margin ($/gallon) (b)	$0.11	$0.15
Merchandise Margin (in millions)	$8	$8
Merchandise Margin (percent of sales)	26%	25%
Average Number of Stations (during the period)
Company-operated	194	210
Branded jobber/dealer	268	263

Total Average Retail Stations	462	473

Segment Operating Loss
Gross Margins
Fuel (c)	$12	$15
Merchandise and other non-fuel margin	8	9

Total gross margins	20	24
Expenses
Operating expenses	20	22
Selling, general and administrative	7	6
Depreciation and amortization	4	4
Loss on asset disposals and impairments	—	4

Segment Operating Loss	$(11)	$(12)

(a)	Merchandise and other includes other revenues of $1 million for both the three months ended March 31, 2007 and 2006.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006. Operating loss for our retail segment was $11 million in the 2007 Quarter, compared to an operating loss of $12 million in the 2006 Quarter. The 2006 Quarter included an impairment of $4 million for the sale of 13 retail sites located in the Pacific Northwest in August 2006. Total gross margins decreased to $20 million during the 2007 Quarter from $24 million in the 2006 Quarter reflecting lower fuel margins per gallon partially offset by higher sales volumes. Fuel margin decreased to $0.11 per gallon in the 2007 Quarter compared to $0.15 per gallon in the 2006 Quarter as retail prices lagged increasing wholesale prices. Total gallons sold increased to 104 million from 99 million, due to an increase in jobber/dealer sales volumes.
Revenues on fuel sales increased to $228 million in the 2007 Quarter, from $213 million in the 2006 Quarter, reflecting increased sales prices and slightly higher sales volumes. Costs of sales increased in the 2007 Quarter due to increased average prices of purchased fuel and slightly higher sales volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $69 million in the 2007 Quarter, compared to $40 million in the 2006 Quarter. The increase was primarily due to increased stock-based compensation expenses of $14 million, integration expenses related to our acquisitions totaling $4 million, increased employee costs of $3 million and other acquisition expenses of $3 million. For additional information related to stock-based compensation see Note I of the condensed consolidated financial statements.
Interest and Financing Costs
Interest and financing costs amounted to $17 million in the 2007 Quarter, compared to $20 million in the 2006 Quarter. The decrease during the 2007 Quarter was primarily due to a $3 million increase in capitalized interest reflecting higher capital expenditures. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $5 million and $2 million for the three months ended March 31, 2007 and 2006, respectively.
Interest Income and Other
Interest income and other amounted to $14 million in the 2007 Quarter, compared to $10 million in the 2006 Quarter. The increase during the 2007 Quarter is due to a significant increase in invested cash.
Income Tax Provision
The income tax provision totaled $69 million in the 2007 Quarter, compared to $28 million in the 2006 Quarter, reflecting higher earnings before income taxes. The combined federal and state effective income tax rate decreased to 37% during the 2007 Quarter from 39% in the 2006 Quarter primarily reflecting an increase in the federal tax deduction for domestic manufacturing activities and a decrease in our state effective tax rate.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 29 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our revolving lines of credit and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2007 with $829 million of cash and cash equivalents, no borrowings under our revolving credit facility, and $608 million in available borrowing capacity under our credit agreement after $142 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $116 million available after $134 million in outstanding letters of credit as of March 31, 2007. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements. Upon closing of the Los Angeles Assets, we anticipate amending our credit agreement to increase the total available capacity of our revolving credit facility to $1.75 billion.
Cash Settlement with Tosco Corporation
On March 2, 2007, we settled our dispute with Tosco Corporation concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million in cash from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. We have increased our environmental reserves by $58.5 million as of March 31, 2007. See “Environmental and Other” below for further information.
Pending Los Angeles Assets Acquisition
The purchase price of the Los Angeles Assets is $1.63 billion (subject to adjustment), plus petroleum inventories which are estimated to be $250 million. The purchase price will be paid for with a combination of debt and cash on-hand. Upon closing of the Los Angeles Assets, we anticipate amending our credit agreement to, among other things, increase the total available capacity of our revolving credit facility to $1.75 billion and entering into a $700 million interim loan facility. Assuming a purchase price of $1.63 billion, we intend to borrow approximately $615 million under our amended revolving credit facility at closing and subsequently refinance the interim loan facility with senior unsecured notes. Proceeds from the debt transactions will be used to fund a portion of the Los Angeles Assets and pay fees and expenses related to the debt transactions and acquisition. At the time of closing the debt transactions, we anticipate our debt to capitalization ratio to be less than 50%. We plan to reduce debt through internally generated cash flow and have set a goal to reduce our debt to capitalization ratio to 40% or below by the end of 2007.
USA Petroleum Retail Stations
On May 1, 2007, we acquired 138 USA Petroleum retail stations located primarily in California. The purchase price of the assets was paid in cash and totaled $267 million, plus inventory of $7 million, subject to post-closing adjustments.
Capitalization
Our capital structure at March 31, 2007 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
9 5/8% Senior Subordinated Notes Due 2012	14
Junior subordinated notes due 2012	107
Capital lease obligations	28

Total debt	1,049
Stockholders’ equity	2,631

Total Capitalization	$3,680

At both March 31, 2007 and December 31, 2006, our debt to capitalization ratio was 29%. We will incur additional indebtedness to consummate the pending acquisition of the Los Angeles Assets.

Our senior notes and credit agreement impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
Credit Agreement
In connection with the financing of the pending acquisition of the Los Angeles Assets, we intend to amend our credit agreement to, among other things, increase the total available capacity of the revolving credit facility from $750 million to $1.75 billion. As of March 31, 2007, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $750 million as amended, or the amount of a periodically adjusted borrowing base ($1.7 billion as of March 31, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of March 31, 2007, we had no borrowings and $142 million in letters of credit outstanding under the revolving credit facility, resulting in total unused credit availability of $608 million, or 81% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at March 31, 2007) or a eurodollar rate (5.32% at March 31, 2007), plus an applicable margin. The applicable margin at March 31, 2007 was 1.25% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.25% at March 31, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of March 31, 2007.
Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of March 31, 2007, we had $134 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $116 million or 46% of total capacity under this credit agreement.
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% Senior Subordinated Notes at a redemption price of 104.8%.
Cash Dividends
On May 1, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share effectively doubling the dividend after the two-for-one stock split payable on June 15, 2007 to shareholders of record on June 5, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.10 per share (before the two-for-one stock split).
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From (Used In):
Operating Activities	$(19)	$16
Investing Activities	(143)	(80)
Financing Activities	5	(70)

Decrease in Cash and Cash Equivalents	$(157)	$(134)

Net cash used in operating activities during the 2007 Quarter totaled $19 million, compared to $16 million from operating activities in the 2006 Quarter. The decrease was primarily due to higher working capital requirements and payments for scheduled turnarounds, partly offset by higher cash earnings and the cash settlement received from ConocoPhillips (see “Environmental and Other” for information). Net cash used in investing activities of $143 million in the 2007 Quarter was primarily for capital expenditures. Net cash from financing activities primarily reflects cash proceeds and tax benefits received from stock option exercises, partly offset by dividend payments and stock repurchases. During the 2007 Quarter, we did not borrow or make repayments under our revolving credit facility. Working capital increased to $1.2 billion at March 31, 2007 compared to $1.1 billion at year-end 2006, primarily as a result of increases in receivables, inventories and prepayments, partially offset by the decrease in cash.
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

	Three Months Ended
	March 31,
	2007	2006
Net Cash From (Used In) Operating Activities	$(19)	$16
Changes in Assets and Liabilities	227	104
Excess Tax Benefits from Stock-Based Compensation Arrangements	10	6
Deferred Income Taxes	(7)	(7)
Stock-Based Compensation	(20)	(6)
Loss on Asset Disposals and Impairments	(2)	(7)
Amortization and Write-off of Debt Issuance Costs and Discounts	(4)	(3)
Depreciation and Amortization	(69)	(60)

Net Earnings	$116	$43
Add Income Tax Provision	69	28
Less Interest Income and Other	(14)	(10)
Add Interest and Financing Costs	17	20

Operating Income	188	81
Add Depreciation and Amortization	69	60
Add Gain on Partnership Sale	—	5

EBITDA	$257	$146

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
In May 2007, we revised our 2007 capital spending program from $650 million to $900 million (including refinery turnarounds and other maintenance costs of approximately $125 million). The increase includes $125 million for the capital and turnaround spending associated with the pending acquisition of the Los Angeles refinery. Another $100 million reflects accelerating 2008 spending on the Golden Eagle coker modification project into 2007. The total budget for the coker modification project remains unchanged. The remainder of the increased spending relates to cost increases in the first quarter for turnarounds and other projects.
Upon completing the purchase of the Los Angeles Assets, we expect to spend approximately $325 million to $350 million between 2007 and 2011 to increase reliability, throughput levels and the production of clean products. We also plan to spend an additional $375 million to $400 million for various environmental projects at the refinery primarily to lower air emissions between 2007 and 2011. Annual refinery turnaround and other maintenance spending is expected to approximate $80 million. These cost estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
During the 2007 Quarter, our capital expenditures, including accruals, totaled $206 million, including refinery turnarounds and other maintenance spending of $66 million. Our significant capital expenditures for the 2007 Quarter included $64 million for the delayed coker modification project at our Golden Eagle refinery, $16 million for the diesel desulfurizer unit at our Alaska refinery and $6 million for sulfur handling projects at our Washington refinery. Refinery turnarounds and other maintenance spending consisted primarily of the scheduled turnarounds at our California and Utah refineries.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At March 31, 2007, our accruals for environmental expenses totaled $81 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in connection with our acquisition of the refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain additional environmental conditions at the refinery related to the Pre-Acquisition Operations. The Court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. We initiated arbitration proceedings against Tosco in December 2003 concerning the Pre-Acquisition Operations and Tosco filed counterclaims against us. As part of the settlement all claims and counterclaims in the arbitration and the court action pending arbitration have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Based on existing information, it is possible that the soil and groundwater environmental liabilities arising from Pre-Acquisition Operations could exceed the $58.5 million settlement amount. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the settlement proceeds attributable to Tosco’s contractual indemnity. We have included the $58.5 million in the environmental accruals referenced above.
We are continuing to investigate environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve for this matter is included in the environmental accruals referenced above.
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are evaluating this offer and will meet with the District to discuss settlement later this year. A reserve for this matter is included in the environmental accruals referenced above.
In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”). The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.
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
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2010. We have budgeted $23 million in 2007 to complete our diesel desulfurizer unit to manufacture additional ultra-low sulfur diesel at our Alaska refinery, $16 million of which was spent during the 2007 first quarter. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer unit at our Utah refinery. This project, which is expected to be completed by the second quarter of 2008, will allow the refinery's full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at both our North Dakota and Utah refineries. Our Golden Eagle, Washington, and Hawaii refineries will not require additional capital spending to meet the new diesel fuel standards.

In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard, however, based on our preliminary estimates we expect to spend approximately $200 million between 2008 to 2011 to meet the new regulations at five of our refineries. Our Golden Eagle refinery will not, and we expect the Los Angeles refinery will not, require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $1 million of which was spent during the 2007 first quarter. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2010 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the 2007 first quarter.
We have developed a plan to eliminate the use of atmospheric blowdown towers primarily at our Golden Eagle refinery. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have budgeted $91 million through 2010 to eliminate the use of atmospheric blowdown towers.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes budgeted spending of $376 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $191 million from inception of the project, of which $64 million was spent in the 2007 first quarter.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $4 million of which was spent during the 2007 first quarter. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles Assets are subject to extensive environmental requirements. Upon completing the purchase of the Los Angeles Assets, we anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions. These estimates will be further reviewed and analyzed after the transaction is completed and we acquire additional information through the operation of the assets.
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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in global economic conditions;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.
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

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2007 year-to-date average throughput of 465 Mbpd, would change annualized pretax operating income by approximately $170 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 27 million barrels and 26 million barrels at March 31, 2007 and December 31, 2006, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2007 was approximately $32 per barrel on a LIFO basis, compared to market prices of approximately $66 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the 2007 first quarter. Accordingly, no change in the value of the related underlying physical asset is recorded. During the first quarter of 2007, we settled derivative positions of approximately 90 million barrels of crude oil and refined products, which resulted in gains of $6 million. At March 31, 2007, we had open derivative positions of approximately 13 million barrels, which will expire at various times during 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market loss of $8 million at March 31, 2007.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 13 million barrels as of March 31, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $13 million. As of December 31, 2006, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $10 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco misrepresented, concealed and failed to disclose certain environmental conditions at our Golden Eagle refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain environmental conditions. We also initiated arbitration proceedings against Tosco in December 2003 concerning soil and groundwater environmental conditions for which Tosco owed us a contractual indemnity. As part of the settlement all claims and counterclaims in the arbitration and the court action pending arbitration have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. For further information related to the claims, see Note J in our consolidated financial statements in Item 1 of Part 1, “Financial Information”.
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are evaluating this offer and will meet with the District to discuss settlement later this year.
ITEM 1A. RISK FACTORS
There has been no significant changes from the risk factors previously disclosed in Item 1A of our 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended March 31, 2007.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under the
	of Shares	Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*
January 2007	—	$—	—	$38 million
February 2007	35,050	$—	—	$38 million
March 2007	—	$—	—	$38 million

Total	35,050	$—	—

*	All of the shares repurchased during the three-month period ended March 31, 2007 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers. These shares were not repurchased under our stock repurchase program.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: May 3, 2007	/s/ BRUCE A. SMITH
Bruce A. Smith Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2007	/s/ GREGORY A. WRIGHT
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