Form 10-Q
period 2007-06-30
TESORO CORP /NEW/
filed 2007-08-07
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

There were 136,833,582 shares of the registrant’s Common Stock outstanding at August 1, 2007.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169	$986
Receivables, less allowance for doubtful accounts	1,171	861
Inventories	1,546	872
Prepayments and other	115	92

Total Current Assets	3,001	2,811

PROPERTY, PLANT AND EQUIPMENT
Refining	4,585	3,207
Retail	676	210
Corporate and other	164	144

	5,425	3,561
Less accumulated depreciation and amortization	(971)	(874)

Net Property, Plant and Equipment	4,454	2,687

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	289	112
Other, net	391	205

Total Other Noncurrent Assets	769	406

Total Assets	$8,224	$5,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,926	$1,270
Accrued liabilities	579	385
Current maturities of debt	2	17

Total Current Liabilities	2,507	1,672

DEFERRED INCOME TAXES	370	377
OTHER LIABILITIES	485	324
DEBT	1,785	1,029
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 144,385,848 shares issued (143,414,204 in 2006)	24	24
Additional paid-in capital	864	829
Retained earnings	2,413	1,876
Treasury stock, 7,553,284 common shares (7,600,892 in 2006), at cost	(156)	(159)
Accumulated other comprehensive loss	(68)	(68)

Total Stockholders’ Equity	3,077	2,502

Total Liabilities and Stockholders’ Equity	$8,224	$5,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES	$5,604	$4,929	$9,480	$8,806
COSTS AND EXPENSES:
Costs of sales and operating expenses	4,710	4,276	8,258	7,965
Selling, general and administrative expenses	73	45	142	85
Depreciation and amortization	89	60	158	120
Loss on asset disposals and impairments	3	5	5	12

OPERATING INCOME	729	543	917	624
Interest and financing costs	(30)	(21)	(47)	(41)
Interest income and other	11	7	25	17

EARNINGS BEFORE INCOME TAXES	710	529	895	600
Income tax provision	267	203	336	231

NET EARNINGS	$443	$326	$559	$369

NET EARNINGS PER SHARE:
Basic	$3.26	$2.40	$4.13	$2.70
Diluted	$3.17	$2.33	$4.02	$2.63
WEIGHTED AVERAGE COMMON SHARES:
Basic	135.7	136.0	135.4	136.5
Diluted	139.6	139.8	139.2	140.5
DIVIDENDS PER SHARE	$0.10	$0.05	$0.15	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$559	$369
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	158	120
Amortization of debt issuance costs and discounts	8	7
Loss on asset disposals and impairments	5	12
Stock-based compensation	38	14
Deferred income taxes	19	43
Excess tax benefits from stock-based compensation arrangements	(13)	(15)
Other changes in non-current assets and liabilities	(30)	(39)
Changes in current assets and current liabilities:
Receivables	(284)	(208)
Inventories	(397)	(36)
Prepayments and other	(21)	(3)
Accounts payable and accrued liabilities	839	145

Net cash from operating activities	881	409

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(314)	(145)
Acquisitions	(2,101)	—
Other	2	2

Net cash used in investing activities	(2,413)	(143)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $5 million	495	—
Net borrowings under revolving credit agreement	250	—
Borrowings under term loan	700	—
Debt refinanced	(500)	—
Repurchase of common stock	(3)	(86)
Dividend payments	(20)	(14)
Repayments of debt	(216)	(10)
Proceeds from stock options exercised	8	10
Excess tax benefits from stock-based compensation arrangements	13	15
Financing costs and other	(12)	(1)

Net cash from (used in) financing activities	715	(86)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(817)	180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	986	440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$169	$620

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$26	$26
Income taxes paid	$204	$85
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
Share and per share data (except par value) for both periods presented reflect the effect of a two-for-one stock split effected in the form of a stock dividend which was distributed on May 29, 2007 (see Note F). The accompanying financial statements include the results of operations of our Los Angeles refinery and retail stations since acquired on May 10, 2007 and the USA Petroleum retail stations since acquired on May 1, 2007 (see Note C). We have reclassified certain previously recorded amounts to conform to the 2007 presentation.
NOTE B – EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally common stock options and unvested restricted stock outstanding during the period. Shares and per share amounts have been adjusted to reflect the May 2007 two-for-one stock split. Earnings per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net earnings	$443	$326	$559	$369

Weighted average common shares outstanding	135.7	136.0	135.4	136.5

Basic Earnings Per Share	$3.26	$2.40	$4.13	$2.70

Diluted:
Net earnings	$443	$326	$559	$369

Weighted average common shares outstanding	135.7	136.0	135.4	136.5
Dilutive effect of stock options and unvested restricted stock	3.9	3.8	3.8	4.0

Total diluted shares	139.6	139.8	139.2	140.5

Diluted Earnings Per Share	$3.17	$2.33	$4.02	$2.63

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C – ACQUISITIONS
Los Angeles Assets
On May 10, 2007 we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 278 Shell-branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products US (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $256 million for petroleum inventories and direct costs of $13 million). The Los Angeles Assets complement our operations on the Pacific Rim and enable us to realize synergies by optimizing the output of our refineries to maximize the production of clean fuel products for the California market as well as through our crude oil purchasing and unique shipping logistics. Shell, subject to certain limitations, retained certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the Los Angeles Assets. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements Shell entered into with governmental and non-governmental entities prior to closing.
The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. Acquired intangibles of $146 million include primarily air emission credits, software licenses, refinery permits and plans and dealer supply agreements. The acquired intangibles are amortized on a straight-line basis over estimated useful lives ranging from 3 to 28 years or a weighted-average life of 22 years. Our assumed liabilities include employee benefits of $9 million primarily associated with granted prior service credits and environmental obligations of $3 million primarily related to assessing environmental conditions and assuming monitoring requirements. The preliminary purchase price allocation, including direct costs incurred in the Los Angeles Assets acquisition, is as follows (in millions):

Inventories (including materials and supplies of $7 million)	$263
Property, plant and equipment	1,307
Acquired intangibles	146
Other assets	112
Assumed employee benefits and other liabilities	(12)

Total purchase price	$1,816

Our unaudited pro forma financial information for the three months and six months ended June 30, 2007 and 2006 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement (see Note E), as if each had occurred at the beginning of the periods presented. Included in the pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $5 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $21 million and $24 million for the six months ended June 30, 2007 and 2006, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pro forma information is based on historical data (in millions except per share amounts) and we believe it is not indicative of the results of future operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$5,897	$5,765	$10,352	$10,297
Net earnings	$435	$368	$548	$406
Net earnings per share:
Basic	$3.21	$2.71	$4.05	$2.97
Diluted	$3.12	$2.63	$3.94	$2.89
USA Petroleum Retail Stations
On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA® brand was paid in cash totaling $285 million (including inventories of $15 million and direct costs of $3 million). We assumed the obligations under USA Petroleum’s leases, contracts, permits or other agreements arising after the closing date. USA Petroleum has retained certain pre-closing liabilities, including environmental matters. This acquisition provides us with retail stations near our Golden Eagle and Los Angeles refineries that will allow us to optimize production, invest in refinery improvements and deliver more clean products into the California market.
The purchase price was allocated based upon fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. Acquired intangibles of $37 million include primarily the USA® brand name, which will be amortized over 20 years. The preliminary purchase price allocation, including direct costs incurred in the acquisition of the USA sites, is as follows (in millions):

Inventories	$15
Property, plant and equipment	233
Acquired intangibles	37

Total purchase price	$285

Pro forma information has not been presented for the USA Petroleum Assets acquisition as it is insignificant to our consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE D – OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments and allocate resources based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, and corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Refining:
Refined products	$5,390	$4,803	$9,069	$8,530
Crude oil resales and other (a)	121	76	274	179
Retail:
Fuel	690	295	918	508
Merchandise and other	56	39	88	71
Intersegment Sales from Refining to Retail	(653)	(284)	(869)	(482)

Total Revenues	$5,604	$4,929	$9,480	$8,806

Segment Operating Income (Loss)
Refining	$791	$593	$1,047	$718
Retail	—	(12)	(11)	(24)

Total Segment Operating Income	791	581	1,036	694
Corporate and Unallocated Costs	(62)	(38)	(119)	(70)

Operating Income	729	543	917	624
Interest and Financing Costs	(30)	(21)	(47)	(41)
Interest Income and Other	11	7	25	17

Earnings Before Income Taxes	$710	$529	$895	$600

Depreciation and Amortization
Refining	$79	$54	$141	$108
Retail	7	4	11	8
Corporate	3	2	6	4

Total Depreciation and Amortization	$89	$60	$158	$120

Capital Expenditures (b)
Refining	$176	$88	$307	$143
Retail	1	—	2	1
Corporate	12	6	20	8

Total Capital Expenditures	$189	$94	$329	$152

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2007	2006
Identifiable Assets
Refining	$7,048	$4,486
Retail	901	207
Corporate	275	1,211

Total Assets	$8,224	$5,904

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Capital expenditures do not include refinery turnaround and other maintenance costs of $40 million and $20 million for the three months ended June 30, 2007 and 2006, respectively, and $106 million and $51 million for the six months ended June 30, 2007 and 2006, respectively.
NOTE E – DEBT
At June 30, 2007 and December 31, 2006, debt consisted of (in millions):

	June 30,	December 31,
	2007	2006
Credit Agreement — Revolving Credit Facility	$250	$—
6 1/2% Senior Notes Due 2017	500	—
6 1/4% Senior Notes Due 2012	450	450
6 5/8% Senior Notes Due 2015	450	450
9 5/8% Senior Subordinated Notes Due 2012	—	14
Junior subordinated notes due 2012 (net of unamortized discount of $40 at June 30, 2007 and $46 at December 31, 2006)	110	104
Capital lease obligations	27	28

Total debt	1,787	1,046
Less current maturities	2	17

Debt, less current maturities	$1,785	$1,029

Credit Agreement
On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.3 billion as of June 30, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2007, we had $250 million in borrowings and $227 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.3 billion or 74% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at June 30, 2007) or a eurodollar rate (5.32% at June 30, 2007) plus an applicable margin. The applicable margin at June 30, 2007 was 1.00% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.00% at June 30, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of June 30, 2007.
Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of June 30, 2007, we had $191 million in letters of credit

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
outstanding under this agreement, resulting in total unused credit availability of $59 million, or 24% of total capacity under this credit agreement.
6 1/2% Senior Notes Due 2017
On May 29, 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 1, 2017 through a private offering. The proceeds from the notes offering, together with cash on hand, were used to repay borrowings under our 364-day term loan. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2012 at premiums of 3.25% through May 31, 2013; 2.17% from June 1, 2013 through May 31, 2014; 1.08% from June 1, 2014 through May 31, 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
364-Day Term Loan
On May 11, 2007 we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid this loan, using the net proceeds from the 6 1/2% senior notes offering and cash on hand. The 364-day term loan was terminated upon repayment.
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% senior subordinated notes at a redemption price of 104.8%.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $7 million and $2 million for the three months ended June 30, 2007 and 2006, respectively, and $12 million and $4 million for the six months ended June 30, 2007 and 2006, respectively.
NOTE F – STOCKHOLDERS’ EQUITY
Stock Split
On May 1, 2007, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend, which was distributed on May 29, 2007 to shareholders of record at the close of business on May 14, 2007. All references to the number of shares of common stock and per share amounts (other than par value) have been adjusted to reflect the split for all periods presented.
Cash Dividends
On August 3, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 17, 2007 to shareholders of record on September 3, 2007. In March 2007 and June 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split) and $0.10 per share, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G – INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2007	2006
Crude oil and refined products, at LIFO cost	$1,454	$798
Oxygenates and by-products, at the lower of FIFO cost or market	17	16
Merchandise	15	8
Materials and supplies	60	50

Total Inventories	$1,546	$872

Inventories valued at LIFO cost were less than replacement cost by approximately $1.3 billion and $770 million, at June 30, 2007 and December 31, 2006, respectively.
NOTE H – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during the six months ended June 30, 2007 we voluntarily contributed $6 million to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service Cost	$7	$5	$13	$10
Interest Cost	5	3	10	7
Expected return on plan assets	(6)	(4)	(12)	(9)
Amortization of prior service cost	1	1	2	1
Recognized net actuarial loss	2	1	3	2

Net Periodic Benefit Expense	$9	$6	$16	$11

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service Cost	$3	$2	$6	$5
Interest Cost	3	2	6	5
Recognized net actuarial loss	—	1	—	1

Net Periodic Benefit Expense	$6	$5	$12	$11

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I – STOCK-BASED COMPENSATION
Tesoro follows the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense included in the condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$6	$4	$11	$7
Restricted stock	1	1	3	2
Stock appreciation rights	7	1	12	2
Phantom stock	4	2	12	3

Total Stock-Based Compensation	$18	$8	$38	$14

The income tax benefit realized from tax deductions associated with option exercises totaled $12 million and $15 million for the six months ended June 30, 2007 and 2006, respectively.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended June 30, 2007, we granted 1,537,600 options with a weighted-average exercise price of $42.91. The estimated weighted-average grant-date fair value per share of options granted was $20.53. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $36 million as of June 30, 2007, which is expected to be recognized over a weighted-average period of 2.1 years. A summary of our outstanding and exercisable options as of June 30, 2007 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	8,177,546	$18.99	6.4 years	$312
Options Exercisable	5,271,668	$10.44	5.0 years	$246
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the six months ended June 30, 2007, we issued 108,200 shares of restricted stock with a weighted-average grant-date fair value of $41.58. These restricted shares vest in annual increments ratably over three years, assuming continued employment at the vesting dates. Total unrecognized compensation cost related to non-vested restricted stock totaled $9 million as of June 30, 2007, which is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2007 we had 1,026,916 shares of restricted stock outstanding at a weighted-average grant-date fair value of $15.10.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the six months ended June 30, 2007, we granted 1,206,300 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $42.53 per SAR. The estimated weighted-average grant-date fair value was $18.12

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
per SAR. The SARs granted in 2007 vest ratably over three years following the date of grant and expire seven years from the grant date. At June 30, 2007 and December 31, 2006, the liability associated with our SARs recorded in accrued liabilities totaled $14 million and $3 million, respectively.
Phantom Stock Options
Tesoro’s chief executive officer holds phantom stock options, which were granted in 1997 with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $8.4922 per share. Upon exercise, our chief executive officer would be entitled to receive, in cash, the difference between the fair value of the common stock on the date of grant and the fair market value of common stock on the date of exercise. During the three months ended June 30, 2007, our chief executive officer exercised 116,000 phantom stock options. At June 30, 2007 our chief executive officer held 234,000 phantom stock options, all of which are exercisable. The liability associated with the phantom stock options recorded in accrued liabilities totaled $11 million and $9 million as of June 30, 2007 and December 31, 2006, respectively.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2007, our accruals for environmental expenses totaled $83 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
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
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Los Angeles, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently developing plans to install certain desulfurization equipment at the Utah refinery to satisfy the requirements of the regulations.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture additional ultra-low sulfur diesel. We spent $25 million on this project during the first six months of 2007. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer at our Utah refinery. This project, which is expected to be completed in the second quarter of 2008, will allow the refinery’s full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard, however, based on our preliminary estimates we expect to spend approximately $200 million between 2008 to 2011 to meet the new regulations at five of our refineries. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $4 million of which was spent in the first six months of 2007. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2010 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the first six months of 2007.
We have developed a plan to eliminate the use of any atmospheric blowdown towers at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have budgeted $91 million through 2010 to eliminate the use of atmospheric blowdown towers, $13 million of which was spent during the first six months of 2007.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes remaining budgeted spending of $223 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $280 million from inception of the project, of which $153 million was spent in the first six months of 2007.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $9 million of which was spent during the first six months of 2007. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles Assets are subject to extensive environmental requirements. We anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions as well as improve fuel efficiency at the refinery. These estimates will be further reviewed and analyzed after we acquire additional information through the operation of the assets.
Contractual Commitments
In connection with the Los Angeles Assets and USA Petroleum Assets acquisitions, we assumed various contractual commitments related to operating leases and supplies of crude oil and hydrogen. Our assumed operating lease commitments include primarily retail station sites associated with the land and/or buildings and improvements with remaining terms up to 46 years and generally with renewal options. For the remainder of 2007 we expect to pay approximately $3 million under these lease agreements and for 2008, 2009, 2010 and 2011 we expect to pay $7 million, $6 million, $5 million and $4 million, respectively, under these agreements. Beyond 2011, lease payments associated with these agreements are estimated to total $10 million. We also assumed a take-or-pay arrangement to purchase hydrogen associated with the operation of the refinery. The agreement requires minimum payments of approximately $24 million per year through 2012.
Our new crude supply arrangements associated with the Los Angeles refinery have initial terms up to one year. Prices under these term agreements generally fluctuate with market responsive pricing provisions. To estimate our new commitments under these contracts, we used actual market prices as of June 30, 2007 ranging from $51 per barrel to $73 per barrel. For the remainder of 2007 we expect to pay approximately $705 million under these new commitments and for 2008 we expect to pay approximately $155 million under these agreements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See our Annual Report on Form 10-K for additional information regarding our estimated contractual long-term commitments.
Claims Against Third-Parties
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000 in Order 151, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in December 2007. The RCA’s ruling is currently on appeal to the Alaska Supreme Court, and we cannot give any assurances of when or whether we will prevail in the appeal.
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006 and 2007 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Superior Court where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through June 30, 2007 (averaging approximately $3.87 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 42 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through June 30, 2007.
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. If Tesoro Alaska Company prevails and lower rates are set, we could be entitled to refunds resulting from our interstate shipments for 2005 and 2006. We cannot give any assurances of when or whether we will prevail in this proceeding. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which has been consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. On May 17, 2007, the presiding judge in this consolidated FERC proceeding lowered the interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have requested that the FERC reverse the presiding judge. We cannot give assurances of when or whether we will prevail in this proceeding. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or additional payments.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE K – NEW ACCOUNTING STANDARDS
FIN No. 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007 and recognized an increase of approximately $1 million in the liability for unrecognized tax benefits, the cumulative effect of which was accounted for as an adjustment to decrease retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, our unrecognized tax benefits totaled $44 million. In addition, at January 1, 2007, we had accrued approximately $19 million for interest and penalties. We recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the condensed statements of consolidated operations. Of the total unrecognized tax benefits at January 1, 2007, $18 million (net of the tax benefit on state issues and interest) represents the amount that, if recognized, would lower the effective income tax rate in any future periods. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions and a few foreign jurisdictions. The federal tax years 1997 to 2006 remain open to audit, and in general the state tax years open to audit range from 1994 to 2006. Within the next twelve months we expect to settle or otherwise conclude all federal income tax assessments for years through 2003, and as such it is possible that the liability for uncertain tax positions would decrease by approximately $21 million. Our liability for unrecognized tax benefits including accrued interest and penalties totaled $68 million as of June 30, 2007.
SFAS No. 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 36 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
During 2007, we have used cash flows from operations to partially fund acquisitions, fund certain strategic projects, reduce debt on our revolving credit facility and increase our cash dividend as described below. Prior to completing the acquisitions, we set a year-end goal to reduce our debt to capitalization ratio to or below 40%. As of June 30, 2007 our debt to capitalization ratio was 37%. We achieved our goal by paying down $250 million on our revolving credit facility and achieving record second quarter earnings. Since June 2007 we repaid the remaining balance on our revolving credit facility. For the remainder of 2007, we plan to continue to use cash flows from operations to fund our capital expenditure program and pay dividends.
Acquisitions
Los Angeles Assets
On May 10, 2007 we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 278 Shell-branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products US (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $256 million for petroleum inventories and direct costs of $13 million). The purchase price of the Los Angeles Assets was paid for with $1.0 billion of debt and the remainder with cash on hand. For further information on our financing of the acquisition, see “Capital Resources and Liquidity – Capitalization” herein.
We expect to realize annual recurring synergies of approximately $100 million in connection with our acquisitions by optimizing the output of our refineries to maximize the production of clean fuels for the California market as well as through crude oil purchasing and our shipping logistics. In addition, we expect to increase reliability, throughput levels and the production of clean products at the refinery by spending approximately $325 million to $350 million between 2007 and 2011. We also plan to lower air emissions as well as improve fuel efficiency at the refinery by spending an additional $375 million to $400 million between 2007 and 2011. Annual refinery turnaround and other maintenance spending is expected to approximate $80 million. These cost estimates will be further reviewed and analyzed after we acquire additional information through operation of the assets.
USA Petroleum Retail Stations
On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA® brand was paid in cash totaling $285 million (including inventories of $15 million and direct costs of $3 million). This acquisition provides us with retail stations near our Golden Eagle and Los Angeles refineries that will allow us to optimize production, invest in refinery improvements and deliver more clean products into the California market.
Strategic Capital Projects
In May 2007, we revised our 2007 capital spending program from $650 million to $900 million (including refinery turnarounds and other maintenance costs of approximately $125 million). The increase includes $125 million for the capital and turnaround spending associated with the recently acquired Los Angeles refinery. Another $100 million reflects accelerating 2008 planned spending on the Golden Eagle coker modification project into 2007. The total budget for the coker modification project remains unchanged. The remainder of the increased spending relates to cost increases in the 2007 first quarter for turnarounds and other projects. We plan to continue to focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency.
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
Other Strategic Capital Projects
In May 2007, we completed a 10,000 bpd diesel desulfurizer unit at our Alaska refinery, enabling us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska. In June 2007, we completed the wharf expansion project at our Golden Eagle refinery which will improve our crude oil flexibility by enabling us to supply all of the refinery’s crude oil requirements by water.
During 2007, we are scheduled to complete the process control modernization project at our Golden Eagle refinery and sulfur handling projects at our Washington refinery. The control modernization project will convert our older refinery control technologies at the Golden Eagle refinery to a modern digital system. The sulfur handling projects will allow us to process a greater percentage of sour crude oils at our Washington refinery.
Stock Split
On May 1, 2007, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend, which was distributed on May 29, 2007 to shareholders of record at the close of business on May 14, 2007.
Cash Dividends
On May 1, 2007 our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, effectively doubling the dividend after the two-for-one stock split. On August 3, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 17, 2007 to shareholders of record on September 3, 2007. In March 2007 and June 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split) and $0.10 per share, respectively.

Industry Overview and Outlook
The global fundamentals of the refining industry have remained strong in 2007. Continued strong demand in developing areas such as India and China and global political concerns have supported high prices for crude oil and refined products. In the U.S., refining margins during the first six months of 2007 remained above historical levels, in part due to the following:
•	continued high gasoline and diesel demand coupled with limited production capacity;

•	lower refinery utilization due to heavy industry turnaround activity and unplanned outages;

•	low product inventories;

•	a continuing reliance on gasoline imports; and

•	new lower sulfur standards for non-road diesel, which went into effect on June 1, 2007.
Based on market conditions in July and early August, the 2007 third quarter will be more challenging than the 2007 second quarter. However, looking forward we continue to believe that the long-term margin environment will exceed the five-year average, driven mostly by slower supply growth relative to rising global demand.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2006
Summary
Our net earnings were $443 million ($3.17 per diluted share) for the three months ended June 30, 2007 (“2007 Quarter”), compared with net earnings of $326 million ($2.33 per diluted share) for the three months ended June 30, 2006 (“2006 Quarter”). For the year-to-date periods, our net earnings were $559 million ($4.02 per diluted share) for the six months ended June 30, 2007 (“2007 Period”), compared with net earnings of $369 million ($2.63 per diluted share) for the six months ended June 30, 2006 (“2006 Period”). The increase in net earnings during the 2007 Quarter and 2007 Period was primarily due to higher gross refining margins and increased refining throughput, partially offset by higher corporate, general and administrative expenses and operating expenses. A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results for the 2007 Quarter and 2007 Period include the operations of the Los Angeles and USA Petroleum acquired assets since their acquisition dates in May 2007.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2007	2006	2007	2006
Revenues
Refined products (a)	$5,390	$4,803	$9,069	$8,530
Crude oil resales and other	121	76	274	179

Total Revenues	$5,511	$4,879	$9,343	$8,709

Refining Throughput (thousand barrels per day) (b)
California
Golden Eagle	168	169	140	160
Los Angeles (c)	50	—	25	—
Pacific Northwest
Washington	129	125	124	117
Alaska	65	52	59	49
Mid-Pacific
Hawaii	87	86	85	86
Mid-Continent
North Dakota	59	53	57	53
Utah	54	59	49	55

Total Refining Throughput	612	544	539	520

% Heavy Crude Oil of Total Refinery Throughput (d)	50%	53%	50%	51%

Yield (thousand barrels per day) (c)
Gasoline and gasoline blendstocks	299	257	246	246
Jet fuel	75	66	69	67
Diesel fuel	140	129	122	114
Heavy oils, residual products, internally produced fuel and other	128	113	123	114

Total Yield	642	565	560	541

Refining Margin ($/throughput barrel) (e)
California
Gross refining margin	$27.87	$26.28	$24.65	$20.16
Manufacturing cost before depreciation and amortization	$6.93	$5.56	$7.83	$5.80
Pacific Northwest
Gross refining margin	$19.03	$15.80	$16.30	$11.82
Manufacturing cost before depreciation and amortization	$2.68	$2.41	$2.80	$2.76
Mid-Pacific
Gross refining margin	$6.74	$7.32	$5.42	$5.28
Manufacturing cost before depreciation and amortization	$1.90	$1.77	$1.97	$1.66
Mid-Continent
Gross refining margin	$27.49	$17.32	$20.88	$12.93
Manufacturing cost before depreciation and amortization	$2.84	$2.75	$3.08	$2.95
Total
Gross refining margin	$21.76	$17.88	$17.92	$13.44
Manufacturing cost before depreciation and amortization	$4.11	$3.36	$4.26	$3.55

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2007	2006	2007	2006
Segment Operating Income
Gross refining margin (after inventory changes) (f)	$1,168	$858	$1,733	$1,253
Expenses
Manufacturing costs	229	166	416	335
Other operating expenses	58	38	108	77
Selling, general and administrative	8	5	16	10
Depreciation and amortization (g)	79	54	141	108
Loss on asset disposals and impairments	3	2	5	5

Segment Operating Income	$791	$593	$1,047	$718

Refined Product Sales (thousand barrels per day) (a) (h)
Gasoline and gasoline blendstocks	326	279	289	275
Jet fuel	91	90	90	90
Diesel fuel	138	133	126	129
Heavy oils, residual products and other	99	82	93	82

Total Refined Product Sales	654	584	598	576

Refined Product Sales Margin ($/barrel) (h)
Average sales price	$90.92	$90.45	$84.12	$82.06
Average costs of sales	72.05	74.24	68.49	70.09

Refined Product Sales Margin	$18.87	$16.21	$15.63	$11.97

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $653 million and $284 million for the three months ended June 30, 2007 and 2006, respectively, and $869 million and $482 million for the six months ended June 30, 2007 and 2006, respectively.

(b)	We experienced reduced throughput during scheduled turnarounds at the Los Angeles refinery during the 2007 Quarter, the Golden Eagle refinery during the 2007 and 2006 first quarters, the Utah refinery during the 2007 first quarter, and the Alaska refinery during the 2006 second quarter.

(c)	Volumes and margins for 2007 include amounts for the Los Angeles refinery since acquisition averaged over the periods presented. Throughput and yield averaged over the 51 days of operation were 89,000 bpd and 103,000 bpd, respectively.

(d)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute gravity of 32 or less.

(e)	Management uses gross refining margin per barrel to evaluate performance, allocate resources and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(f)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. The adjustment for changes in refined product inventory resulted in a decrease in gross refining margin of $43 million and $27 million for the three months ended June 30, 2007 and 2006, respectively, and $14 million and $13 million for the six months ended June 30, 2007 and 2006, respectively. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(g)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.34 and $1.01 for the three months ended June 30, 2007 and 2006, respectively, and $1.36 and $1.06 for the six months ended June 30, 2007 and 2006, respectively.

(h)	Sources of total product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006. Operating income from our refining segment was $791 million in the 2007 Quarter compared to $593 million for the 2006 Quarter. The $198 million increase in our operating income was primarily due to increased gross refining margins and higher throughput, partly offset by higher operating expenses. Total gross refining margins increased 22% to $21.76 per barrel in the 2007 Quarter compared to $17.88 per barrel in the 2006 Quarter reflecting higher industry refining margins. Industry margins on a national basis increased during the 2007 Quarter compared to the 2006 Quarter primarily due to continued strong demand for refined products, lower utilization rates, low product inventories and the introduction of new lower sulfur requirements for non-road diesel beginning June 1, 2007.
On an aggregate basis, total gross refining margins increased to $1.2 billion during the 2007 Quarter from $858 million in the 2006 Quarter, reflecting improved industry margins particularly in our Mid-Continent region and higher refining throughput primarily due to the acquisition of the Los Angeles refinery. During the 2007 Quarter, the Los Angeles refinery contributed gross refining margins of $107 million. In our Mid-Continent region, gross refining margins increased 59% to $27.49 per barrel in the 2007 Quarter from $17.32 per barrel in the 2006 Quarter. The increase reflects unscheduled industry refinery outages in the region and low diesel inventories combined with strong diesel demand. Gross refining margins were negatively impacted at our North Dakota refinery during the 2006 Quarter due to unscheduled downtime. In our Pacific Northwest region, gross refining margins increased 20% to $19.03 per barrel in the 2007 Quarter versus $15.80 per barrel in the 2006 Quarter reflecting low industry gasoline levels due to extended industry turnaround activity and unplanned outages on the U.S. West Coast. During the 2006 Quarter, a scheduled refinery turnaround at our Alaska refinery negatively impacted gross refining margins.
Total refining throughput averaged 612 thousand barrels per day (“Mbpd”) in the 2007 Quarter compared to 544 Mbpd during the 2006 Quarter primarily reflecting average refining throughput at our Los Angeles refinery of 50 Mbpd (see footnote (c) on page 24 for additional information related to refining throughput at the Los Angeles refinery during the 2007 Quarter). Throughput at our Los Angeles refinery was negatively impacted during the 2007 Quarter due to scheduled turnarounds. Excluding the Los Angeles refinery, throughput increased 18 Mbpd from the 2006 Quarter reflecting a scheduled turnaround at our Alaska refinery and unscheduled downtime at our North Dakota refinery during the 2006 Quarter.
Revenues from sales of refined products increased 13% to $5.4 billion in the 2007 Quarter, from $4.8 billion in the 2006 Quarter, primarily due to higher refined product sales volumes. Total refined product sales averaged 654 Mbpd in the 2007 Quarter, an increase of 70 Mbpd from the 2006 Quarter, primarily reflecting additional sales from our Los Angeles refinery. Our average costs of sales decreased 3% to $72.05 per barrel during the 2007 Quarter reflecting lower average feedstock prices. Expenses, excluding depreciation and amortization, increased to $298 million in the 2007 Quarter, compared to $211 million in the 2006 Quarter with $41 million of the increase in operating expenses coming from the Los Angeles refinery. Excluding the Los Angeles refinery, these expenses increased by $46 million reflecting higher employee costs of $13 million, higher repairs and maintenance of $12 million, increased utilities of $9 million and higher marine charter expenses of $7 million. Depreciation and amortization increased to $79 million in the 2007 Quarter, compared to $54 million in the 2006 Quarter, reflecting depreciation and amortization of $11 million associated with the Los Angeles refinery and the recent increases in capital expenditures.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006. Operating income from our refining segment was $1.0 billion in the 2007 Period compared to $718 million for the 2006 Period. The increase in our operating income was primarily due to increased gross refining margins in all of our regions and higher refining throughput, partially offset by higher operating expenses. Total gross refining margins increased to $17.92 per barrel in the 2007 Period compared to $13.44 per barrel in the 2006 Period reflecting the industry trends noted above. In the 2006 first quarter, higher average product inventory levels on the U.S. West Coast due to record high industry throughput and gasoline production negatively impacted gross refining margins. Gross refining margins were also negatively impacted during the 2006 first quarter as heavy rains on the U.S. West Coast reduced product demand.
On an aggregate basis, total gross refining margins increased to $1.7 billion during the 2007 Period from $1.3 billion in the 2006 Period, reflecting higher industry margins and the impact of acquiring the Los Angeles refinery during the period. In our California region, gross refining margins increased to $24.65 per barrel in the 2007 Period from $20.16 per barrel in the 2006 Period primarily reflecting continued strong demand combined with heavy industry turnaround activity and unplanned outages on the U.S. West Coast. However, during the 2007 first quarter, we were unable to capture more of the strong industry margins due to scheduled and unscheduled downtime in which we completed scheduled refinery maintenance turnarounds at our Golden Eagle refinery of the fluid catalytic cracker (“FCC”) and hydrocracking units. The turnaround of the FCC unit was extended due to unanticipated repairs and equipment malfunctions shortly after start-up also required additional downtime. In our Pacific Northwest region, gross refining margins increased 38% to $16.30 per barrel in the 2007 Period versus $11.82 per barrel in the 2006 Period due to heavy industry turnaround activity and unscheduled downtime on the U.S. West Coast in the current year and the negative impact of a scheduled refinery turnaround at our Alaska refinery during the 2006 Quarter. Gross refining margins in our Mid-Continent region increased 61% to $20.88 per barrel from $12.93 per barrel year-over-year due to unscheduled industry refinery outages at several refineries in the region and higher diesel demand. Unscheduled downtime at our North Dakota refinery during the 2006 Quarter negatively impacted our Mid-Continent gross refining margins in the 2006 Period.
Total refining throughput averaged 539 Mbpd in the 2007 Period compared to 520 Mbpd in the 2006 Period, primarily reflecting average refining throughput at our Los Angeles refinery of 25 Mbpd (see footnote (c) on page 24 for additional information related to refining throughput at the Los Angeles refinery during the 2007 Period). During the 2007 Period, we experienced scheduled downtime at our Golden Eagle, Utah and Los Angeles refineries and extended downtime at our Golden Eagle refinery. During the 2006 Period, we experienced scheduled refinery turnarounds at our Golden Eagle and Alaska refineries and unscheduled downtime at our North Dakota refinery. We also experienced reduced throughput at our Alaska refinery during the 2006 first quarter as a result of the grounding of one of our time-chartered vessels which impacted our supply of feedstocks to the refinery.
Revenues from sales of refined products increased 7% to $9.1 billion in the 2007 Period, from $8.5 billion in the 2006 Period, primarily due to slightly higher refined product sales volumes and average refined product sales prices. Total product sales averaged 598 Mbpd in the 2007 Period, an increase of 22 Mbpd from the 2006 Period, primarily reflecting additional sales from our Los Angeles refinery. Our average product prices increased 3% to $84.12 per barrel, reflecting the continued strength in market fundamentals. Our average costs of sales decreased 2% to $68.49 per barrel during the 2007 Period, reflecting lower average feedstock prices. Expenses, excluding depreciation and amortization, increased to $545 million in the 2007 Period, compared to $427 million in the 2006 Period, with $41 million of the increase in operating expenses coming from the Los Angeles refinery. Excluding the Los Angeles refinery, these expenses increased by $77 million reflecting higher repairs and maintenance of $28 million, increased employee costs of $24 million and increased marine charter expenses of $17 million. Depreciation and amortization increased to $141 million in the 2007 Period, compared to $108 million in the 2006 Period, primarily reflecting depreciation and amortization of $11 million associated with the Los Angeles refinery and the recent increases in capital expenditures.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2007	2006	2007	2006
Revenues
Fuel	$690	$295	$918	$508
Merchandise and other (a)	56	39	88	71

Total Revenues	$746	$334	$1,006	$579

Fuel Sales (millions of gallons)	244	111	348	210
Fuel Margin ($/gallon) (b)	$0.15	$0.10	$0.14	$0.12
Merchandise Margin (in millions)	$13	$10	$21	$18
Merchandise Margin (percent of sales)	25%	26%	25%	26%
Average Number of Stations (during the period)
Company-operated	353	210	273	210
Branded jobber/dealer	361	256	315	259

Total Average Retail Stations	714	466	588	469

Segment Operating Income (Loss)
Gross Margins
Fuel (c)	$37	$11	$49	$26
Merchandise and other non-fuel margin	17	11	25	20

Total gross margins	54	22	74	46
Expenses
Operating expenses	41	23	61	45
Selling, general and administrative	6	6	13	12
Depreciation and amortization	7	4	11	8
Loss on asset disposals and impairments	—	1	—	5

Segment Operating Income (Loss)	$—	$(12)	$(11)	$(24)

(a)	Merchandise and other includes other revenue of $3 million and $1 million for the three months ended June 30, 2007 and 2006, respectively, and $4 million and $1 million for the six months ended June 30, 2007 and 2006, respectively.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006. Our retail segment was break-even for the 2007 Quarter, compared to an operating loss of $12 million in the 2006 Quarter. Total gross margins increased to $54 million during the 2007 Quarter from $22 million in the 2006 Quarter reflecting higher sales volumes and fuel margins per gallon. Fuel margin increased to $0.15 per gallon in the 2007 Quarter compared to $0.10 per gallon in the 2006 Quarter primarily reflecting retail prices lagging decreasing wholesale prices. Total gallons sold increased to 244 million from 111 million, reflecting the increase in average station count to 714 in the 2007 Quarter from 466 in the 2006 quarter, resulting from an additional 416 retail sites from our Los Angeles Assets and USA Petroleum Assets acquisitions (see Note C). During the 2007 Quarter, our Shell-branded and USA-branded stations contributed 133 million gallons in fuel sales since May 2007. As of June 30, 2007 our retail network totaled 891 branded retail stations (under the Tesoro®, Shell®, Mirastar® and USA® brands), comprising 453 company-operated retail stations and 438 jobber/dealer retail stations.
Revenues on fuel sales increased to $690 million in the 2007 Quarter, from $295 million in the 2006 Quarter, reflecting increased sales prices and higher sales volumes. Costs of sales increased in the 2007 Quarter due to higher sales volumes and increased average prices of purchased fuel.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006. Operating loss for our retail segment was $11 million in the 2007 Period, compared to an operating loss of $24 million in the 2006 Period. The 2006 first quarter included an impairment charge of $4 million related to the sale of 13 retail sites located in the Pacific Northwest in August 2006. Total gross margins increased to $74 million during the 2007 Period from $46 million in the 2006 Period primarily reflecting increased sales volumes and slightly higher fuel margins per gallon. Fuel margin increased slightly to $0.14 per gallon in the 2007 Period compared to $0.12 per gallon in the 2006 Period primarily reflecting retail prices lagging decreasing wholesale prices. Total gallons sold increased to 348 million from 210 million, reflecting the increase in average station count to 588 in the 2007 Period from 469 in the 2006 Period resulting from an additional 416 retail sites from our Los Angeles Assets and USA Petroleum Assets acquisitions (see Note C).
Revenues on fuel sales increased to $918 million in the 2007 Period, from $508 million in the 2006 Period, reflecting higher sales prices and sales volumes. Costs of sales increased in the 2007 Period due to increased sales volumes and higher average prices of purchased fuel.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $73 million and $142 million for the 2007 Quarter and 2007 Period, respectively, compared to $45 million and $85 million in the 2006 Quarter and 2006 Period, respectively. The increase during the 2007 Quarter related to increased employee costs of $9 million, increased stock-based compensation expenses of $10 million and integration expenses related to our acquisitions of $6 million. The increase during the 2007 Period was primarily due to increased stock-based compensation expenses of $24 million, increased employee costs of $12 million and integration expenses related to our acquisitions totaling $10 million. For additional information related to stock-based compensation see Note I of the condensed consolidated financial statements.
Interest and Financing Costs
Interest and financing costs increased by $9 million and $6 million in the 2007 Quarter and 2007 Period, respectively. The increases were primarily due to the additional debt we incurred during the 2007 Quarter in connection with our acquisition of the Los Angeles refinery and financing fees related to our 364-day term loan.
Interest Income and Other
Interest income and other increased by $4 million and $8 million for the 2007 Quarter and 2007 Period, respectively. The increases reflect a significant increase in invested cash in 2007 through mid-May, partially offset by a $5 million gain recorded during the 2006 Period associated with the sale of our leased corporate headquarters.
Income Tax Provision
The income tax provision totaled $267 million and $336 million for the 2007 Quarter and 2007 Period, respectively, compared to $203 million and $231 million for the 2006 Quarter and 2006 Period, respectively, reflecting higher earnings before income taxes. The combined federal and state effective income tax rate decreased to 38% in the 2007 Period from 39% in the 2006 Period primarily reflecting an increase in the federal tax deduction for domestic manufacturing activities.

CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide geopolitical conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 36 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our revolving lines of credit and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2007 with $169 million of cash and cash equivalents, $250 million in borrowings under our revolving credit facility, and $1.3 billion in available borrowing capacity under our credit agreement after $227 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $59 million available after $191 million in outstanding letters of credit as of June 30, 2007. Since June 2007, we have repaid the balance on our revolving credit agreement. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
Acquisitions
On May 10, 2007, we acquired the Los Angeles Assets for $1.82 billion (which includes $256 million for petroleum inventories and direct costs of $13 million). To fund the acquisition, we issued $500 million aggregate principal amount of 6 1/2% senior notes due 2017, borrowed $500 million under our amended and restated credit agreement and paid the remainder with cash on-hand. On May 1, 2007, we paid $285 million in cash (including inventories of $15 million and direct costs of $3 million) for the USA Petroleum Assets, including the USA® brand. See Note C of the condensed consolidated financial statements for further information.
Cash Settlement with Tosco Corporation
On March 2, 2007, we settled our dispute with Tosco Corporation concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million in cash from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Our environmental reserves include the $58.5 million settlement as of June 30, 2007. See “Environmental and Other” below for further information.
Cash Dividends
On August 3, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 17, 2007 to shareholders of record on September 3, 2007. In March 2007 and June 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split) and $0.10 per share, respectively, totaling $20 million.

Capitalization
Our capital structure at June 30, 2007 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$250
6 1/2% Senior Notes Due 2017	500
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
Junior subordinated notes due 2012	110
Capital lease obligations	27

Total debt	1,787
Stockholders’ equity	3,077

Total Capitalization	$4,864

Since June 2007, we repaid the remaining balance under our revolving credit facility. As of June 30, 2007 debt maturities for the next five years are as follows: $1 million for the remainder of 2007; $2 million in 2008; $2 million in 2009; $2 million in 2010; $1 million in 2011; and $1.8 billion thereafter. Payments in the years 2007 through 2011 relate to our capital lease obligations. At June 30, 2007, our debt to capitalization ratio was 37% compared with 29% at year-end 2006, reflecting additional indebtedness related to the Los Angeles Assets acquisition.
Our senior notes and credit agreement impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
Credit Agreement
On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.3 billion as of June 30, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of June 30, 2007, we had $250 million in borrowings and $227 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.3 billion or 74% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (8.25% at June 30, 2007) or a eurodollar rate (5.32% at June 30, 2007), plus an applicable margin. The applicable margin at June 30, 2007 was 1.00% in the case of the eurodollar rate but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.00% at June 30, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of June 30, 2007.
Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of June 30, 2007, we had $191 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $59 million, or 24% of total capacity under this credit agreement.
6 1/2% Senior Notes Due 2017
On May 29, 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 1, 2017 through a private offering. The proceeds from the notes offering, together with cash on hand, were used to repay borrowings under our 364-day term loan. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2012 at premiums of 3.25% through May 31, 2013; 2.17% from June 1, 2013 through May 31, 2014; 1.08% from June 1, 2014 through May 31, 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
364-Day Term Loan
On May 11, 2007 we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid this loan, using the net proceeds from the 6 1/2% Senior Notes offering and cash on hand. The 364-day term loan was terminated upon repayment.
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% senior subordinated notes at a redemption price of 104.8%.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From (Used In):
Operating Activities	$881	$409
Investing Activities	(2,413)	(143)
Financing Activities	715	(86)

Increase (Decrease) in Cash and Cash Equivalents	$(817)	$180

Net cash from operating activities during the 2007 Period totaled $881 million, compared to $409 million in the 2006 Period. The increase was primarily due to increased cash earnings and lower working capital requirements. Net cash used in investing activities of $2.4 billion in the 2007 Period was for acquisitions and capital expenditures. Net cash from financing activities primarily reflects the issuance of our $500 million 6 1/2% senior notes and net borrowings of $250 million under our revolving credit facility. During the 2007 Period, we did not have any other borrowings under our revolving credit facility other than the borrowings described above to finance the Los Angeles Assets acquisition. Working capital was $494 million at June 30, 2007 compared to $1.1 billion at year-end 2006. The decrease was primarily as a result of cash used to partially fund the acquisitions and the increase in accounts payable, partially offset by higher receivables and inventories, all of which are primarily related to the acquisitions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Cash From Operating Activities	$900	$393	$881	$409
Changes in Assets and Liabilities	(334)	37	(107)	141
Excess Tax Benefits from Stock-Based Compensation Arrangements	3	9	13	15
Deferred Income Taxes	(12)	(36)	(19)	(43)
Stock-Based Compensation	(18)	(8)	(38)	(14)
Loss on Asset Disposals and Impairments	(3)	(5)	(5)	(12)
Amortization and Write-off of Debt Issuance Costs and Discounts	(4)	(4)	(8)	(7)
Depreciation and Amortization	(89)	(60)	(158)	(120)

Net Earnings	443	326	559	369
Add Income Tax Provision	267	203	336	231
Less Interest Income and Other	(11)	(7)	(25)	(17)
Add Interest and Financing Costs	30	21	47	41

Operating Income	729	543	917	624
Add Depreciation and Amortization	89	60	158	120
Add Gain on Partnership Sale	—	—	—	5

EBITDA	$818	$603	$1,075	$749

Historical EBITDA as presented above differs from EBITDA as defined under our credit agreement. The primary differences are non-cash postretirement benefit costs and loss on asset disposals and impairments, which are added to net earnings under the credit agreement EBITDA calculations.
Capital Expenditures and Refinery Turnaround Spending
In May 2007, we revised our 2007 capital spending program from $650 million to $900 million (including refinery turnarounds and other maintenance costs of approximately $125 million). The increase includes $125 million for the capital and turnaround spending associated with the Los Angeles Assets. Another $100 million reflects accelerating 2008 planned spending on the Golden Eagle coker modification project into 2007. The total budget for the coker modification project remains unchanged. The remainder of the increased spending relates to cost increases in the first quarter for turnarounds and other projects.
We expect to spend approximately $325 million to $350 million between 2007 and 2011 at our Los Angeles refinery to increase reliability, throughput levels and the production of clean products. We also plan to spend an additional $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions as well as improve fuel efficiency at the refinery. Annual refinery turnaround and other maintenance spending is expected to approximate $80 million. These cost estimates will be further reviewed and analyzed as we acquire additional information through the operation of the assets.

During the 2007 Period, our capital expenditures, including accruals, totaled $435 million, including refinery turnarounds and other maintenance spending of $106 million. Our significant capital expenditures for the 2007 Period included $153 million for the delayed coker modification project at our Golden Eagle refinery, $25 million for the diesel desulfurizer unit at our Alaska refinery and $14 million for sulfur handling projects at our Washington refinery. Refinery turnarounds and other maintenance spending consisted primarily of the scheduled turnarounds at our Golden Eagle, Los Angeles and Utah refineries.
Contractual Commitments
In connection with the Los Angeles Assets and USA Petroleum Assets acquisitions, we assumed various contractual commitments related to operating leases and supplies of crude oil and hydrogen. Our assumed operating lease commitments include primarily retail station sites associated with the land and/or buildings and improvements with remaining terms up to 46 years and generally with renewal options. For the remainder of 2007 we expect to pay approximately $3 million under these lease agreements and for 2008, 2009, 2010 and 2011 we expect to pay $7 million, $6 million, $5 million and $4 million, respectively, under these agreements. Beyond 2011, lease payments associated with these agreements are estimated to total $10 million. We also assumed a take-or-pay arrangement to purchase hydrogen associated with the operation of the refinery. The agreement requires minimum payments of approximately $24 million per year through 2012.
Our new crude supply arrangements associated with the Los Angeles refinery have initial terms up to one year. Prices under these term agreements generally fluctuate with market responsive pricing provisions. To estimate our new commitments under these contracts, we used actual market prices as of June 30, 2007 ranging from $51 per barrel to $73 per barrel. For the remainder of 2007 we expect to pay approximately $705 million under these new commitments and for 2008 we expect to pay approximately $155 million under these agreements.
See our Annual Report on Form 10-K for additional information regarding our estimated contractual long-term commitments.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2007, our accruals for environmental expenses totaled $83 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
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
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
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
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Los Angeles, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently developing plans to install certain desulfurization equipment at the Utah refinery to satisfy the requirements of the regulations.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture additional ultra-low sulfur diesel. We spent $25 million on this project during the first six months of 2007. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer at our Utah refinery. This project, which is expected to be completed in the second quarter of 2008, will allow the refinery’s full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard, however, based on our preliminary estimates we expect to spend approximately $200 million between 2008 to 2011 to meet the new regulations at five of our refineries. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $4 million of which was spent in the first six months of 2007. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2010 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the first six months of 2007.
We have developed a plan to eliminate the use of any atmospheric blowdown towers at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have budgeted $91 million through 2010 to eliminate the use of atmospheric blowdown towers, $13 million of which was spent during the first six months of 2007.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes remaining budgeted spending of $223 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $280 million from inception of the project, of which $153 million was spent in the first six months of 2007.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $9 million of which was spent during the first six months of 2007. Our capital budget also includes spending of $29 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles Assets are subject to extensive environmental requirements. We anticipate spending approximately $375 million to $400 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions as well as improve fuel efficiency at the refinery. These estimates will be further reviewed and analyzed after we acquire additional information through the operation of the assets.
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
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2007 year-to-date average throughput of 539 Mbpd, would change annualized pretax operating income by approximately $197 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 34 million barrels and 26 million barrels at June 30, 2007 and December 31, 2006, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2007 was approximately $34 per barrel on a LIFO basis, compared to market prices of approximately $75 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during the 2007 first or second quarters. Accordingly, no change in the value of the related underlying physical asset is recorded. During the second quarter of 2007, we settled derivative positions of approximately 151 million barrels of crude oil and refined products, which resulted in gains of $54 million. At June 30, 2007, we had open net derivative positions of approximately 7 million barrels, which will expire at various times during 2007. We recorded the fair value of our open positions, which resulted in an unrealized mark-to-market loss of $55 million at June 30, 2007.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 7 million barrels as of June 30, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $7 million. As of December 31, 2006, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $10 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. We are currently discussing a settlement of this matter with the District.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2006 Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2007 Annual Meeting of Stockholders of the Company was held on May 1, 2007.

(b)	The following directors were elected at the 2007 Annual Meeting of Stockholders to hold office until the 2008 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
John F. Bookout, III	51,403,429	7,012,805
Rodney F. Chase	45,547,811	12,868,423
Robert W. Goldman	51,112,992	7,303,242
Steven H. Grapstein	51,166,037	7,250,197
William J. Johnson	51,116,219	7,300,015
J.W. Nokes	51,421,277	6,994,957
Donald H. Schmude	51,430,121	6,986,113
Bruce A. Smith	50,947,673	7,468,561
Michael E. Wiley	51,181,128	7,235,106
(c)	With respect to the ratification of the appointment of Deloitte & Touche, LLP as Tesoro’s independent auditors for fiscal year 2007, there were 58,322,698 votes for; 51,026 against; 42,510 abstentions; and no broker non-votes.

ITEM 5. OTHER INFORMATION
On April 30, 2007, Tesoro Corporation entered into the Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions (the “Letter Agreement”) with USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC. The Letter Agreement amends the Purchase and Sale Agreement dated January 26, 2007 to, among other things, adjust the purchase price and modify certain closing and escrow requirements. The Letter Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
     (a) Exhibits
2.1	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: August 7, 2007	/s/	BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/	OTTO C. SCHWETHELM

Otto C. Schwethelm
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

2.1	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.