Form 10-Q
period 2007-09-30
TESORO CORP /NEW/
filed 2007-11-01
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

There were 136,981,939 shares of the registrant’s Common Stock outstanding at October 30, 2007.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103	$986
Receivables, less allowance for doubtful accounts	1,139	861
Inventories	1,302	872
Prepayments and other	127	92

Total Current Assets	2,671	2,811

PROPERTY, PLANT AND EQUIPMENT
Refining	4,764	3,207
Retail	655	210
Corporate and other	179	144

	5,598	3,561
Less accumulated depreciation and amortization	(1,020)	(874)

Net Property, Plant and Equipment	4,578	2,687

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	283	112
Other, net	374	205

Total Other Noncurrent Assets	746	406

Total Assets	$7,995	$5,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,918	$1,270
Accrued liabilities	523	385
Current maturities of debt	2	17

Total Current Liabilities	2,443	1,672

DEFERRED INCOME TAXES	394	377
OTHER LIABILITIES	499	324
DEBT	1,537	1,029
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 144,423,016 shares issued (143,414,204 in 2006)	24	24
Additional paid-in capital	874	829
Retained earnings	2,446	1,876
Treasury stock, 7,518,589 common shares (7,600,892 in 2006), at cost	(154)	(159)
Accumulated other comprehensive loss	(68)	(68)

Total Stockholders’ Equity	3,122	2,502

Total Liabilities and Stockholders’ Equity	$7,995	$5,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES	$5,902	$5,278	$15,382	$14,084
COSTS AND EXPENSES:
Costs of sales and operating expenses	5,651	4,697	13,909	12,662
Selling, general and administrative expenses	47	41	189	126
Depreciation and amortization	97	63	255	183
Loss on asset disposals and impairments	8	31	13	43

OPERATING INCOME	99	446	1,016	1,070
Interest and financing costs	(28)	(19)	(75)	(60)
Interest income and other	4	15	29	32

EARNINGS BEFORE INCOME TAXES	75	442	970	1,042
Income tax provision	28	168	364	399

NET EARNINGS	$47	$274	$606	$643

NET EARNINGS PER SHARE:
Basic	$0.35	$2.01	$4.47	$4.71
Diluted	$0.34	$1.96	$4.35	$4.58
WEIGHTED AVERAGE COMMON SHARES:
Basic	135.9	136.2	135.6	136.4
Diluted	139.6	139.8	139.4	140.3
DIVIDENDS PER SHARE	$0.10	$0.05	$0.25	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$606	$643
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	255	183
Amortization of debt issuance costs and discounts	12	11
Loss on asset disposals and impairments	13	43
Stock-based compensation	41	16
Deferred income taxes	43	78
Excess tax benefits from stock-based compensation arrangements	(15)	(18)
Other changes in non-current assets and liabilities	(30)	(34)
Changes in current assets and current liabilities:
Receivables	(252)	(208)
Inventories	(152)	(47)
Prepayments and other	(39)	(28)
Accounts payable and accrued liabilities	770	239

Net cash from operating activities	1,252	878

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(495)	(296)
Acquisitions	(2,104)	—
Proceeds from asset sales	13	5

Net cash used in investing activities	(2,586)	(291)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $6 million	494	—
Borrowings under term loan	700	—
Borrowings under revolving credit agreement	545	—
Repayments on revolving credit agreement	(545)	—
Repayments of debt	(216)	(11)
Debt refinanced	(500)	—
Repurchase of common stock	(4)	(137)
Dividend payments	(34)	(21)
Proceeds from stock options exercised	8	12
Excess tax benefits from stock-based compensation arrangements	15	18
Financing costs and other	(12)	(2)

Net cash from (used in) financing activities	451	(141)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(883)	446

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	986	440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103	$886

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$29	$22
Income taxes paid	$319	$310

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$88	$32
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
NOTE B – EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, common stock options and unvested restricted stock, outstanding during the period. Shares and per share amounts have been adjusted to reflect the May 2007 two-for-one stock split. Earnings per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net earnings	$47	$274	$606	$643

Weighted average common shares outstanding	135.9	136.2	135.6	136.4

Basic Earnings Per Share	$0.35	$2.01	$4.47	$4.71

Diluted:
Net earnings	$47	$274	$606	$643

Weighted average common shares outstanding	135.9	136.2	135.6	136.4
Dilutive effect of stock options and unvested restricted stock	3.7	3.6	3.8	3.9

Total diluted shares	139.6	139.8	139.4	140.3

Diluted Earnings Per Share	$0.34	$1.96	$4.35	$4.58

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C – ACQUISITIONS
Los Angeles Assets
On May 10, 2007 we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 278 Shell-branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products US (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The Los Angeles Assets complement our operations on the Pacific Rim and enable us to realize synergies by optimizing the output of our refineries to maximize the production of clean fuel products for the California market as well as through our crude oil purchasing and unique shipping logistics. Shell, subject to certain limitations, retained certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the Los Angeles Assets. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements Shell entered into with governmental and non-governmental entities prior to closing.
The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. Acquired intangibles of $146 million include primarily air emission credits, software licenses, refinery permits and plans and dealer supply agreements. The acquired intangibles will be amortized on a straight-line basis over their estimated useful lives ranging from 3 to 28 years or a weighted-average life of 22 years. Our assumed liabilities include employee benefits of $9 million primarily associated with granted prior service credits, and environmental obligations of $3 million primarily related to assessing environmental conditions and assuming monitoring requirements. The preliminary purchase price allocation, including direct costs incurred in the Los Angeles Assets acquisition, is as follows (in millions):

Inventories (including materials and supplies of $7 million)	$264
Property, plant and equipment	1,310
Acquired intangibles	146
Other assets	111
Assumed employee benefits and other liabilities	(12)

Total purchase price	$1,819

Our unaudited pro forma financial information for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement (see Note E), as if each had occurred at the beginning of the periods presented. Included in the pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $17 million for the three months ended September 30, 2006, and $21 million and $41 million for the nine months ended September 30, 2007 and 2006, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pro forma information is based on historical data (in millions except per share amounts) and we believe it is not indicative of the results of future operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
Revenues	$5,976	$16,254	$16,273
Net earnings	$277	$596	$681
Net earnings per share:
Basic	$2.03	$4.40	$4.99
Diluted	$1.98	$4.28	$4.85
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
The purchase price was allocated based upon fair market values at the date of acquisition. The accompanying financial statements reflect the preliminary purchase price allocation, pending completion of independent appraisals and other evaluations. Acquired intangibles of $35 million include the USA® brand name and will be amortized on a straight-line basis over 20 years. The preliminary purchase price allocation, including direct costs incurred in the acquisition of the USA sites, is as follows (in millions):

Inventories	$15
Property, plant and equipment	235
Acquired intangibles	35

Total purchase price	$285

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Refining:
Refined products	$5,633	$5,018	$14,702	$13,548
Crude oil resales and other (a)	140	195	414	374
Retail:
Fuel (b)	994	316	1,912	824
Merchandise and other	70	39	158	110
Intersegment Sales from Refining to Retail	(935)	(290)	(1,804)	(772)

Total Revenues	$5,902	$5,278	$15,382	$14,084

Segment Operating Income (Loss)
Refining	$132	$474	$1,179	$1,192
Retail	4	3	(7)	(21)

Total Segment Operating Income	136	477	1,172	1,171
Corporate and Unallocated Costs	(37)	(31)	(156)	(101)

Operating Income	99	446	1,016	1,070
Interest and Financing Costs	(28)	(19)	(75)	(60)
Interest Income and Other	4	15	29	32

Earnings Before Income Taxes	$75	$442	$970	$1,042

Depreciation and Amortization
Refining	$86	$56	$227	$164
Retail	8	4	19	12
Corporate	3	3	9	7

Total Depreciation and Amortization	$97	$63	$255	$183

Capital Expenditures (c)
Refining	$182	$99	$489	$242
Retail	1	3	3	4
Corporate	12	32	32	40

Total Capital Expenditures	$195	$134	$524	$286

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2007	2006
Identifiable Assets
Refining	$6,808	$4,486
Retail	785	207
Corporate	402	1,211

Total Assets	$7,995	$5,904

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $80 million and $22 million for the three months ended September 30, 2007 and 2006, respectively, and $159 million and $79 million for the nine months ended September 30, 2007 and 2006, respectively.

(c)	Capital expenditures do not include refinery turnaround and other maintenance costs of $15 million and $8 million for the three months ended September 30, 2007 and 2006, respectively, and $121 million and $59 million for the nine months ended September 30, 2007 and 2006, respectively.
NOTE E – DEBT
At September 30, 2007 and December 31, 2006, debt consisted of (in millions):

	September 30,	December 31,
	2007	2006
Credit Agreement — Revolving Credit Facility	$—	$—
6 1/2% Senior Notes Due 2017	500	—
6 1/4% Senior Notes Due 2012	450	450
6 5/8% Senior Notes Due 2015	450	450
9 5/8% Senior Subordinated Notes Due 2012	—	14
Junior subordinated notes due 2012 (net of unamortized discount of $37 at September 30, 2007 and $46 at December 31, 2006)	113	104
Capital lease obligations	26	28

Total debt	1,539	1,046
Less current maturities	2	17

Debt, less current maturities	$1,537	$1,029

Credit Agreement – Revolving Credit Facility
On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.1 billion as of September 30, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2007, we had no borrowings and $170 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.6 billion or 91% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.75% at September 30, 2007) or a eurodollar rate (5.12% at September 30, 2007) plus an applicable margin. The applicable margin at September 30, 2007 was 1.00% in the case of the eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.00% at September 30, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2007.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of September 30, 2007, we had $176 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $74 million, or 30% of total capacity under this credit agreement.
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
364-Day Term Loan
On May 11, 2007 we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid and terminated this loan, using the net proceeds from the 6 1/2% senior notes offering and cash on hand.
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% senior subordinated notes at a redemption price of 104.8%.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $8 million and $3 million for the three months ended September 30, 2007 and 2006, respectively, and $20 million and $7 million for the nine months ended September 30, 2007 and 2006, respectively.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Dividends
On October 30, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 17, 2007 to shareholders of record on December 3, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split), and in both June and September 2007, we paid a quarterly cash dividend of $0.10 per share.
NOTE G – INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2007	2006
Crude oil and refined products, at LIFO cost	$1,214	$798
Oxygenates and by-products, at the lower of FIFO cost or market	12	16
Merchandise	15	8
Materials and supplies	61	50

Total Inventories	$1,302	$872

Inventories valued at LIFO cost were less than replacement cost by approximately $990 million and $770 million, at September 30, 2007 and December 31, 2006, respectively.
NOTE H – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during the three and nine months ended September 30, 2007, we voluntarily contributed $20 million and $26 million, respectively, to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service Cost	$10	$6	$23	$16
Interest Cost	8	4	18	11
Expected return on plan assets	(10)	(5)	(22)	(14)
Amortization of prior service cost	—	—	2	1
Recognized net actuarial loss	2	2	5	4

Net Periodic Benefit Expense	$10	$7	$26	$18

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service Cost	$6	$3	$12	$8
Interest Cost	7	3	13	8
Recognized net actuarial loss	1	—	1	1

Net Periodic Benefit Expense	$14	$6	$26	$17

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I – STOCK-BASED COMPENSATION
Tesoro follows the fair value method of accounting for stock-based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Stock-based compensation expense included in the condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	$5	$4	$16	$11
Restricted stock	2	2	5	4
Stock appreciation rights	(1)	—	11	2
Phantom stock	(3)	(4)	9	(1)

Total Stock-Based Compensation	$3	$2	$41	$16

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $22 million and $20 million for the nine months ended September 30, 2007 and 2006, respectively.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended September 30, 2007, we granted 1,566,800 options with a weighted-average exercise price of $43.13. The estimated weighted-average grant-date fair value per share of options granted was $20.62. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $31 million as of September 30, 2007, which is expected to be recognized over a weighted-average period of 2.0 years. A summary of our stock options as of September 30, 2007 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	8,170,494	$18.94	6.1 years	$221
Options Vested or Expected to Vest	7,909,680	$18.54	6.1 years	$217
Options Exercisable	5,446,088	$10.38	4.8 years	$194
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the nine months ended September 30, 2007, we issued 111,100 shares of restricted stock with a weighted-average grant-date fair value of $41.78. These restricted shares vest in annual increments ratably over three years, assuming continued employment at the vesting dates. Total unrecognized compensation cost related to non-vested restricted stock totaled $8 million as of September 30, 2007, which is expected to be recognized over a weighted-average period of 1.7 years. As of September 30, 2007 we had 961,244 shares of restricted stock outstanding at a weighted-average grant-date fair value of $15.23.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nine months ended September 30, 2007, we granted 1,211,600 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $42.59 per SAR. The estimated weighted-average grant-date fair value was $18.11 per SAR. The SARs granted in 2007 vest ratably over three years following the date of grant and expire seven years from the grant date. At September 30, 2007 and December 31, 2006, the liability associated with our SARs recorded in accrued liabilities totaled $13 million and $3 million, respectively.
Phantom Stock Options
Tesoro’s chief executive officer held phantom stock options, which were granted in 1997 with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $8.4922 per share. Upon exercise, our chief executive officer was entitled to receive, in cash, the difference between the fair value of the common stock on the date of grant and the fair market value of common stock on the date of exercise. During the nine months ended September 30, 2007, our chief executive officer exercised 233,000 phantom stock options. At September 30, 2007 our chief executive officer held 117,000 phantom stock options, all of which were exercised prior to expiration in October 2007. The liability associated with the phantom stock options recorded in accrued liabilities totaled $4 million and $9 million as of September 30, 2007 and December 31, 2006, respectively.
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
Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, pipelines, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2007, our accruals for environmental expenses totaled $80 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in connection with our acquisition of the refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco failed to disclose certain additional environmental conditions at the refinery related to the Pre-Acquisition Operations. The Court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. We initiated arbitration proceedings against Tosco in December 2003 concerning the Pre-Acquisition Operations and Tosco filed counterclaims against us. As part of the settlement, all claims and counterclaims in the arbitration and the court action have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Based on existing information, it is possible that the soil and groundwater environmental liabilities arising from Pre-Acquisition Operations could exceed the $58.5 million settlement amount. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the settlement proceeds attributable to Tosco’s contractual indemnity. Upon settlement, we included the $58.5 million in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Los Angeles, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently developing plans to install certain desulfurization equipment at our Utah refinery to satisfy the requirements of the regulations.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture additional ultra-low sulfur diesel. We spent $27 million on this project during the first nine months of 2007. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer at our Utah refinery. This project, which is expected to be completed in the second quarter of 2008, will allow the refinery’s full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $300 million between 2008 and 2011 to meet the new regulations at five of our refineries. These cost estimates are subject to further review and analysis. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $7 million of which was spent in the first nine months of 2007. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2011 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the first nine months of 2007.
We have developed a plan to eliminate the use of any atmospheric blowdown towers at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We expect to spend approximately $125 million through 2010 to eliminate the use of atmospheric blowdown towers at two of our refineries, $23 million of which was spent during the first nine months of 2007.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Golden Eagle refinery. The total capital budget for this project is $503 million, which includes remaining budgeted spending of $118 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $385 million from inception of the project, of which $258 million was spent in the first nine months of 2007.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $14 million of which was spent during the first nine months of 2007. We also expect to spend approximately $65 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles refinery is subject to extensive environmental requirements. Based on our most recent estimates, we anticipate spending approximately $550 million to $650 million between 2007 and 2011 for various environmental projects primarily to lower air emissions as well as improve fuel efficiency at the refinery. These cost estimates are subject to further review and analysis.
Contractual Commitments
In connection with the Los Angeles Assets and USA Petroleum Assets acquisitions, we assumed various contractual commitments related to operating leases and supplies of crude oil and hydrogen. Our assumed operating lease commitments include primarily retail station sites associated with the land and/or buildings and improvements with remaining terms up to 46 years and generally with renewal options. For the remainder of 2007 we expect to pay approximately $2 million under these lease agreements and for 2008, 2009, 2010 and 2011 we expect to pay $7 million, $6 million, $5 million and $4 million, respectively, under these agreements. Beyond 2011, lease payments associated with these agreements are estimated to total $10 million. We also assumed a take-or-pay arrangement to purchase hydrogen associated with the operation of the refinery. The agreement requires minimum payments of approximately $24 million per year through 2012.
Our new crude supply arrangements associated with the Los Angeles refinery have initial terms ranging from six months to one year. Prices under these term agreements generally fluctuate with market benchmark pricing provisions. To estimate our new commitments under these contracts, we used actual market prices as of September 30, 2007 ranging from $62 per barrel to $84 per barrel. Under these agreements we expect to pay approximately $420 million during the remainder of 2007 and approximately $280 million in 2008.
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
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006 and 2007 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Superior Court where the

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through September 30, 2007 (averaging approximately $3.87 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 45 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through September 30, 2007.
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
NOTE K – NEW ACCOUNTING STANDARDS
FIN No. 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  We adopted the provisions of FIN 48 on January 1, 2007 and recognized an increase of approximately $1 million in the liability for unrecognized tax benefits, the cumulative effect of which was accounted for as an adjustment to decrease retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, our unrecognized tax benefits totaled $44 million.  In addition, at January 1, 2007, we had accrued approximately $19 million for interest and penalties.  We recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the condensed statements of consolidated operations. Of the total unrecognized tax benefits at January 1, 2007, $18 million (net of the tax benefit on state issues and interest) represents the amount that, if recognized, would lower the effective income tax rate in any future periods. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions and a few foreign jurisdictions. The federal tax years 1997 to 2006 remain open to audit, and in general the state tax years open to audit range from 1994 to 2006. Within the next twelve months we expect to settle or otherwise conclude approximately $18 million of the liability for uncertain tax positions, including all federal income tax assessments for years through 2003. During the three months ended September 30, 2007, our liability for uncertain tax positions decreased by approximately $2 million primarily as a result of payments associated with uncertain federal income tax positions. Our liability for unrecognized tax benefits, including accrued interest and penalties, totaled $66 million as of September 30, 2007.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
NOTE L – SUBSEQUENT EVENT
On October 26, 2007, Tracinda Corporation, a private investment corporation, announced that it intends to make a cash tender offer for up to 21,875,000 shares of our common stock (or 16% of our total outstanding shares at October 25, 2007) at a price of $64.00 per share. Prior to the announcement, Tracinda Corporation owned 5.5 million shares of our common stock representing 4% of our total shares outstanding at October 25, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 37 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
During 2007, we have used cash flows from operations to partially fund acquisitions, fund certain strategic projects, reduce debt on our revolving credit facility and increase our cash dividend as described below. Prior to completing the acquisitions, we set a year-end goal to reduce our debt to capitalization ratio to or below 40%. As of September 30, 2007 our debt to capitalization ratio was 33%. We achieved our goal primarily by paying down our revolving credit facility balance of $500 million and repaying in cash a portion of our 364-day term loan. For the remainder of 2007, we plan to continue to use cash flows from operations to fund our capital expenditure program and pay dividends.
Industry Overview and Outlook
The global fundamentals of the refining industry have remained strong in 2007. Continued product demand growth in countries such as India and China, coupled with reduced surplus production capacity within OPEC, and political turmoil in oil producing regions continued to support high prices for crude oil and refined products globally.
In the U.S., industry margins during the first six months of 2007 remained above historical levels primarily due to continued strong gasoline and diesel demand and low refinery utilization due to heavy industry turnaround activity and unplanned outages. However, during the 2007 third quarter industry refined product margins on the U.S. West Coast declined substantially as moderately rising product prices lagged rapidly rising crude oil prices. Alaska North Slope crude oil, for example, increased by approximately $9 per barrel during the third quarter versus decreasing almost $12 per barrel in the third quarter last year. The rapid increase in crude prices reflects continued worldwide demand growth, concerns over declining crude oil supplies, the weakening U.S. dollar and investment fund speculation. Weakening product demand reflecting the end of the summer driving season and the recent U.S. economic downturn negatively impacted product prices during the third quarter.
During October 2007, industry margins on the U.S. West Coast improved to slightly higher than October 2006, but remained near third quarter 2007 averages, while crude oil prices continued to increase. Unless we see an improvement in fourth quarter market conditions, it will be difficult for us to improve on the 2007 third quarter results. However, looking forward we continue to believe that the long-term margin environment will exceed the five-year average driven mostly by slower supply growth relative to rising global demand.
Acquisitions
Los Angeles Assets
On May 10, 2007 we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 278 Shell-branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products US (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The purchase price of the Los Angeles Assets was paid for with $1.0 billion of debt and the remainder with cash on hand. The borrowings totaling $500 million under our revolver have since been repaid. For further information on our financing of the acquisition, see “Capital Resources and Liquidity – Capitalization” herein.
We expect to realize annual recurring synergies of approximately $100 million in connection with our acquisitions by optimizing the output of our refineries to maximize the production of clean fuels for the California market as well as through crude oil purchasing and our shipping logistics. In addition, based on our most recent estimates, we expect to increase reliability, throughput levels and the production of clean products at the refinery by spending approximately $400 million to $450 million between 2007 and 2011. We also plan to lower air emissions as well as improve fuel efficiency at the refinery by spending an additional $550 million to $650 million between 2007 and 2011 based on our most recent estimates. Annual refinery turnaround and other maintenance spending between 2007 and 2011 is expected to approximate $90 million to $100 million. These cost estimates are subject to further review and analysis.
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
Strategic Capital Projects
In May 2007, we revised our 2007 capital spending program from $650 million to $900 million (including refinery turnarounds and other maintenance costs of approximately $125 million). The increase includes $125 million for the capital and turnaround spending associated with the Los Angeles refinery. Another $100 million reflects accelerating 2008 planned spending on the Golden Eagle coker modification project into 2007. The total budget for the coker modification project remains unchanged. The remainder of the increased spending relates to cost increases in the 2007 first quarter for turnarounds and other projects. We plan to continue to focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency.
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
Other Strategic Capital Projects
In May 2007, we completed a 10,000 bpd diesel desulfurizer unit at our Alaska refinery, enabling us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska. In June 2007, we completed the wharf expansion project at our Golden Eagle refinery. We believe this project will lower our crude costs as we can now supply all of the refinery’s crude oil requirements by water. During the third quarter of 2007, we completed two sulfur handling projects at our Washington refinery, which allows us to process a greater percentage of sour crude oils at the refinery.
During the fourth quarter of 2007, we are scheduled to complete a multi-year program to modernize our process controls at our Golden Eagle refinery. The control modernization project will convert our older refinery control technologies at the Golden Eagle refinery to a modern digital system.

Stock Split
On May 1, 2007, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend, which was distributed on May 29, 2007 to shareholders of record at the close of business on May 14, 2007.
Cash Dividends
On May 1, 2007 our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, effectively doubling the dividend after the two-for-one stock split. On October 30, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 17, 2007 to shareholders of record on December 3, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split), and in both June and September 2007, we paid a quarterly cash dividend of $0.10 per share.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
Summary
Results of operations for our refining and retail segments are presented below for the three months ended September 2007 (“2007 Quarter”) and 2006 (“2006 Quarter”) and the nine months ended September 30, 2007 (“2007 Period”) and 2006 (“2006 Period”). The decrease in net earnings of $227 million during the 2007 Quarter was primarily due to significantly lower gross refining margins, higher operating expenses and increased depreciation and amortization, partially offset by increased refining throughput. The decrease in our gross refining margins during the 2007 Quarter primarily reflects the decrease in industry refining margins on the U.S. West Coast, the impact of rising crude oil costs on our derivative positions and unscheduled downtime. During the 2007 Period, the decrease in net earnings of $37 million reflects higher operating expenses, higher corporate general and administrative expenses and increased depreciation and amortization, partially offset by slightly higher gross refining margins and increased refining throughput. Despite weak industry refining margins on the U.S. West Coast during the 2007 Quarter, our gross refining margins increased slightly during the 2007 Period as U.S. industry margins during the first half of 2007 remained above historical levels due to continued strong product demand and low industry refining utilization. Further discussion and analysis of these factors is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results include the operations of the Los Angeles and USA Petroleum acquired assets since their acquisition dates in May 2007.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2007	2006	2007	2006
Revenues
Refined products (a)	$5,633	$5,018	$14,702	$13,548
Crude oil resales and other	140	195	414	374

Total Revenues	$5,773	$5,213	$15,116	$13,922

Refining Throughput (thousand barrels per day) (b)
California
Golden Eagle	162	173	147	164
Los Angeles (c)	110	—	56	—
Pacific Northwest
Washington	117	125	122	119
Alaska	68	68	62	56
Mid-Pacific
Hawaii	81	89	84	87
Mid-Continent
North Dakota	59	61	58	56
Utah	57	58	51	56

Total Refining Throughput	654	574	580	538

% Heavy Crude Oil of Total Refinery Throughput (d)	51%	48%	50%	50%

Yield (thousand barrels per day) (c)
Gasoline and gasoline blendstocks	316	262	269	251
Jet fuel	88	75	76	70
Diesel fuel	137	139	127	123
Heavy oils, residual products, internally produced fuel and other	141	117	132	115

Total Yield	682	593	604	559

Refining Margin ($/throughput barrel) (e)
California
Gross refining margin	$11.26	$19.65	$18.34	$19.98
Manufacturing cost before depreciation and amortization	$6.15	$5.23	$6.99	$5.59
Pacific Northwest
Gross refining margin	$5.45	$12.15	$12.61	$11.94
Manufacturing cost before depreciation and amortization	$2.84	$2.56	$2.82	$2.69
Mid-Pacific
Gross refining margin	$0.11	$9.31	$3.68	$6.67
Manufacturing cost before depreciation and amortization	$2.12	$1.85	$2.02	$1.73
Mid-Continent
Gross refining margin	$16.82	$17.84	$19.43	$14.69
Manufacturing cost before depreciation and amortization	$2.81	$2.90	$2.98	$2.93
Total
Gross refining margin	$9.09	$15.25	$14.49	$14.09
Manufacturing cost before depreciation and amortization	$4.12	$3.32	$4.19	$3.47

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2007	2006	2007	2006
Segment Operating Income
Gross refining margin (after inventory changes) (f)	$543	$786	$2,276	$2,039
Expenses
Manufacturing costs	248	175	664	510
Other operating expenses	67	45	175	122
Selling, general and administrative	9	6	25	16
Depreciation and amortization (g)	86	56	227	164
Loss on asset disposals and impairments	1	30	6	35

Segment Operating Income	$132	$474	$1,179	$1,192

Refined Product Sales (thousand barrels per day) (a) (h)
Gasoline and gasoline blendstocks	347	301	308	284
Jet fuel	101	96	93	92
Diesel fuel	145	136	133	131
Heavy oils, residual products and other	98	93	95	86

Total Refined Product Sales	691	626	629	593

Refined Product Sales Margin ($/barrel) (h)
Average sales price	$88.68	$87.33	$85.81	$83.94
Average costs of sales	80.65	74.95	72.99	71.82

Refined Product Sales Margin	$8.03	$12.38	$12.82	$12.12

(a)	Includes intersegment sales to our retail segment at prices which approximate market of $935 million and $290 million for the three months ended September 30, 2007 and 2006, respectively, and $1.8 billion and $772 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)	We experienced reduced throughput during scheduled turnarounds at the Los Angeles refinery during the 2007 second quarter, the Golden Eagle refinery during the 2007 and 2006 first quarters, the Utah refinery during the 2007 first quarter, and the Alaska refinery during the 2006 second quarter.

(c)	Volumes and margins for 2007 include amounts for the Los Angeles refinery since acquisition averaged over the periods presented. Throughput and yield averaged over the 143 days of operation were 107,000 bpd and 116,000 bpd, respectively.

(d)	We define “heavy” crude oil as Alaska North Slope or crude oil with an American Petroleum Institute gravity of 32 or less.

(e)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin before inventory changes by total refining throughput and may not be calculated similarly by other companies. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations and allocate resources. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(f)	Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Gross refining margin approximates total refining segment throughput times gross refining margin per barrel, adjusted for changes in refined product inventory due to selling a volume and mix of product that is different than actual volumes manufactured. The adjustment for changes in refined product inventory resulted in a decrease in gross refining margin of $5 million and $19 million for the three months ended September 30, 2007 and 2006, respectively, and $19 million and $32 million for the nine months ended September 30, 2007 and 2006, respectively. Gross refining margin also includes the effect of intersegment sales to the retail segment at prices which approximate market.

(g)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.35 and $0.97 for the three months ended September 30, 2007 and 2006, respectively, and $1.35 and $1.03 for the nine months ended September 30, 2007 and 2006, respectively.

(h)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006. The decrease in operating income from our refining segment of $342 million during the 2007 Quarter was primarily due to decreased gross refining margins, higher operating expenses and increased depreciation and amortization, partially offset by increased throughput. Total gross refining margins decreased to $9.09 per barrel in the 2007 Quarter compared to $15.25 per barrel in the 2006 Quarter reflecting lower industry refining margins on the U.S. West Coast. Industry margins on the U.S. West Coast declined significantly during the 2007 Quarter compared to the 2006 Quarter primarily due to rapidly rising crude oil costs combined with lower gasoline demand and higher industry production.
On an aggregate basis, total gross refining margins decreased to $543 million during the 2007 Quarter from $786 million in the 2006 Quarter, reflecting decreased industry margins in all of our regions, particularly on the U.S. West Coast. The decrease in gross refining margins was partially offset during the period by higher throughput reflecting the acquisition of the Los Angeles refinery. During the 2007 Quarter, the Los Angeles refinery contributed gross refining margins of $86 million. Our gross refining margins were also impacted by our derivative positions during the 2007 Quarter. Our derivative positions were negatively impacted by rapidly rising crude costs, which reduced our gross refining margins by $75 million quarter-over-quarter. During the 2007 Quarter and 2006 Quarter, our derivative positions resulted in a $28 million loss and a $47 million gain, respectively. For additional information relating to our non-trading derivative program see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” included herein.
In our California and Pacific Northwest regions, gross refining margins declined by $8.39 per barrel and $6.70 per barrel, respectively, primarily reflecting higher crude oil costs combined with lower gasoline demand and higher industry production. Our gross refining margins were also impacted due to scheduled and unscheduled downtime. At our Washington refinery, we experienced unscheduled maintenance of the boiler unit for the fluid catalytic cracker as well as scheduled maintenance on two hydrotreating units. The downtime reduced our operating income during the 2007 Quarter by approximately $12 million. At our Golden Eagle refinery, we had unscheduled maintenance on the fluid coker and other downstream units which increased our feedstock costs and reduced throughput. At our Los Angeles refinery, the cost differentials between foreign sourced and local crude oils increased during the 2007 Quarter. However, our ability to capture the cost differentials was limited as a result of contractual purchase commitments and certain refinery logistical limitations. We have identified opportunities to improve our optimization of foreign sourced crude purchases and expect to realize this opportunity beginning in 2008. Our gross refining margins were further impacted in the California region as petroleum coke prices significantly lagged rapidly rising crude oil prices. During the 2007 Quarter, we manufactured 19 thousand barrels per day (“Mbpd”) of petroleum coke products in the region. In our Mid-Pacific region, gross refining margins decreased to $0.11 per barrel in the 2007 Quarter from $9.31 per barrel in the 2006 Quarter, as moderately rising product prices lagged rapidly rising crude oil costs. The rising product prices had a negative impact on certain term product contracts due to lagging price provisions in these contracts. In addition, crude oil costs in the region were impacted as Asian sweet crude oils realized a higher premium due to the strong demand for low sulfur fuel oil following the nuclear plant closures in Japan after an earthquake. During the 2006 Quarter, the Mid-Pacific region ran a higher percentage of heavier and more sour crude oils to meet increased asphalt demand resulting in lower feedstock costs. In our Mid-Continent region, gross refining margins declined slightly to $16.82 per barrel in the 2007 Quarter from $17.84 per barrel in the 2006 Quarter also reflecting higher feedstock costs partially offset by strong product demand from the farming sector and unplanned refinery outages in the region. In the 2006 Quarter, the Mid-Continent region experienced lower feedstock costs reflecting higher local crude production.
Total refining throughput averaged 654 Mbpd in the 2007 Quarter compared to 574 Mbpd during the 2006 Quarter primarily reflecting average refining throughput at our Los Angeles refinery of 110 Mbpd. Excluding the Los Angeles refinery, throughput decreased 30 Mbpd from the 2006 Quarter reflecting decreases at our Golden Eagle, Washington and Hawaii refineries, primarily due to the unscheduled downtime discussed above.
Revenues from sales of refined products increased 12% to $5.6 billion in the 2007 Quarter, from $5.0 billion in the 2006 Quarter, primarily due to increased refined product sales volumes and slightly higher average refined product sales prices. Total refined product sales averaged 691 Mbpd in the 2007 Quarter, an increase of 65 Mbpd from the 2006 Quarter, primarily reflecting additional sales from our Los Angeles refinery. Our average product prices increased only slightly to $88.68 per barrel in the 2007 Quarter compared to $87.33 per barrel in the 2006 Quarter due to the impact of lower gasoline demand on the U.S. West Coast. Our average costs of sales increased 8% to $80.65 per barrel during the 2007 Quarter reflecting the significant increase in crude oil prices. Manufacturing and other operating expenses increased to $315 million in the 2007 Quarter, compared to $220 million in the 2006 Quarter, with $69 million of the increase incurred at the Los Angeles refinery. The remaining increase of $26 million reflects higher employee costs of $15 million and higher repairs and maintenance of $11 million. Depreciation and amortization increased to $86 million in the 2007 Quarter, compared to $56 million in the 2006 Quarter, reflecting depreciation and amortization of $17 million associated with the Los Angeles refinery and the recent investments in capital projects. Loss on asset disposals and impairments decreased by $29 million primarily due to charges of $27 million during the 2006 Quarter relating to the termination of the delayed coker project at our Washington refinery.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006. Operating income from our refining segment remained flat at $1.2 billion in both the 2007 Period and 2006 Period. This was primarily due to higher gross refining margins and increased refining throughput reflecting the Los Angeles refinery acquisition, offset by higher operating expenses and depreciation and amortization. Total gross refining margins increased to $14.49 per barrel in the 2007 Period compared to $14.09 per barrel in the 2006 Period reflecting strong product demand and lower industry refinery utilization due to heavy turnaround activity and unplanned outages during the first half of 2007. Despite the strong margin environment during the first half of 2007, the substantial decline in industry margins on the U.S. West Coast during the 2007 Quarter resulted in only a slight increase in our gross refining margins during the 2007 Period.
On an aggregate basis, total gross refining margins increased to $2.3 billion during the 2007 Period from $2.0 billion in the 2006 Period, reflecting the impact of acquiring the Los Angeles refinery during the period and higher industry margins in our Pacific Northwest and Mid-Continent regions. During the 2007 Period, the Los Angeles refinery contributed gross refining margins of $163 million. Our gross refining margins were also impacted by our derivative positions during the 2007 Period. Our derivative positions were negatively impacted by rising crude costs which reduced our gross refining margins by $62 million year-over-year. During the 2007 Period and 2006 Period, our derivative positions resulted in a $35 million loss and a $27 million gain, respectively. For additional information relating to our non-trading derivative program see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” included herein.
In our Pacific Northwest region, gross refining margins increased to $12.61 per barrel in the 2007 Period versus $11.94 per barrel in the 2006 Period due to heavy industry turnaround activity and unscheduled downtime on the U.S. West Coast in the first half of 2007, partially offset by significantly higher crude oil prices combined with lower gasoline demand and increased industry production in the 2007 Quarter. We also experienced scheduled and unscheduled downtime at our Washington refinery during the 2007 Quarter, which negatively impacted our gross refining margins. Gross refining margins in the region were negatively impacted during the 2006 Period due to a scheduled refinery turnaround at our Alaska refinery during the 2006 Quarter. Gross refining margins in our Mid-Continent region increased 32% to $19.43 per barrel from $14.69 per barrel year-over-year due to unscheduled industry refinery outages at several refineries during the first half of 2007 and improved industry margins in the region primarily reflecting continued high demand from the farming sector. Unscheduled downtime at our North Dakota refinery during the 2006 second quarter negatively impacted our Mid-Continent gross refining margins in the 2006 Period. In our California region, gross refining margins decreased to $18.34 per barrel in the 2007 Period from $19.98 in the 2006 Period reflecting significantly lower industry margins during the 2007 Quarter as compared to the first six months of 2007 when strong demand combined with heavy industry turnaround activity and unplanned outages on the U.S. West Coast resulted in stronger industry margins. Our gross refining margins in the region were negatively impacted during the 2007 first quarter as a result of scheduled refinery maintenance turnarounds at our Golden Eagle refinery of the fluid catalytic cracker (“FCC”) and hydrocracking units. The turnaround of the FCC unit was also extended due to unanticipated repairs and equipment malfunctions shortly after start-up which further impacted our gross refining margins. In addition, during the 2007 Quarter we had unscheduled downtime at our Golden Eagle refinery which increased feedstock costs and reduced throughput. At our Los Angeles refinery, our ability to capture the cost differentials between foreign sourced and local crudes was limited during the 2007 Quarter due to contractual purchase commitments and certain refinery logistical limitations. In our Mid-Pacific region, gross refining margins declined to $3.68 per barrel in the 2007 Period versus $6.67 per barrel in the 2006 Period, reflecting stable product prices due to steady product demand and rapidly rising crude oil costs during the 2007 Quarter.
Total refining throughput averaged 580 Mbpd in the 2007 Period compared to 538 Mbpd in the 2006 Period, primarily reflecting average refining throughput at our Los Angeles refinery of 56 Mbpd (see footnote (c) on page 24 for additional information related to refining throughput at the Los Angeles refinery during the 2007 Period). Excluding the Los Angeles refinery, total refining throughput declined 14 Mbpd from the 2006 Period reflecting scheduled downtime at our Golden Eagle and Utah refineries, extended downtime at our Golden Eagle refinery and unscheduled downtime at our Washington Refinery during the 2007 Period. During the 2006 Period, we experienced scheduled refinery turnarounds at our Golden Eagle and Alaska refineries and unscheduled downtime at our North Dakota refinery. We also experienced reduced throughput at our Alaska refinery during the 2006 first quarter as a result of the grounding of one of our time-chartered vessels which impacted our supply of feedstocks to the refinery.
Revenues from sales of refined products increased 9% to $14.7 billion in the 2007 Period, from $13.5 billion in the 2006 Period, primarily due to higher refined product sales volumes and average refined product sales prices. Total product sales averaged 629 Mbpd in the 2007 Period, an increase of 36 Mbpd from the 2006 Period, primarily reflecting additional sales from our Los Angeles refinery. Our average product prices increased 2% to $85.81 per barrel, reflecting strong product demand. Our average costs of sales increased 2% to $72.99 per barrel during the 2007 Period, reflecting the significant increase in crude oil prices during the 2007 Quarter. Manufacturing and other operating expenses increased to $839 million in the 2007 Period, compared to $632 million in the 2006 Period, with $112 million of the increase incurred at the Los Angeles refinery. The remaining increase of $95 million reflects higher repairs and maintenance of $39 million, increased employee costs of $39 million and higher marine charter expenses of $22 million. Depreciation and amortization increased to $227 million in the 2007 Period, compared to $164 million in the 2006 Period, reflecting depreciation and amortization of $28 million associated with the Los Angeles refinery and the recent investments in capital projects. Loss on asset disposals and impairments decreased by $29 million primarily due to charges of $27 million during the 2006 Period relating to the termination of the delayed coker project at our Washington refinery.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2007	2006	2007	2006
Revenues
Fuel	$994	$316	$1,912	$824
Merchandise and other (a)	70	39	158	110

Total Revenues	$1,064	$355	$2,070	$934

Fuel Sales (millions of gallons)	382	117	730	327
Fuel Margin ($/gallon) (b)	$0.16	$0.22	$0.15	$0.16
Merchandise Margin (in millions)	$17	$11	$38	$29
Merchandise Margin (percent of sales)	27%	29%	26%	27%
Average Number of Stations (during the period)
Company-operated	451	202	333	207
Branded jobber/dealer	446	260	359	260

Total Average Retail Stations	897	462	692	467

Segment Operating Income (Loss)
Gross Margins
Fuel (c)	$61	$26	$110	$52
Merchandise and other non-fuel margin	23	11	48	31

Total gross margins	84	37	158	83
Expenses
Operating expenses	61	22	122	67
Selling, general and administrative	4	7	17	19
Depreciation and amortization	8	4	19	12
Loss on asset disposals and impairments	7	1	7	6

Segment Operating Income (Loss)	$4	$3	$(7)	$(21)

(a)	Merchandise and other includes other revenue of $8 million and $1 million for the three months ended September 30, 2007 and 2006, respectively, and $12 million and $2 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volume and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market. See footnote (a) on page 24.
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006. Operating income for our retail segment was $4 million for the 2007 Quarter, compared to operating income of $3 million in the 2006 Quarter. The 2007 Quarter included an impairment of $6 million for certain retail stations. Total gross margins increased to $84 million during the 2007 Quarter from $37 million in the 2006 Quarter, reflecting higher sales volumes, partially offset by lower fuel margins per gallon. Fuel margin decreased to $0.16 per gallon in the 2007 Quarter compared to $0.22 per gallon in the 2006 Quarter as retail prices lagged rising wholesale prices. Total gallons sold increased to 382 million from 117 million, reflecting the increase in our average station count to 897 in the 2007 Quarter from 462 in the 2006 Quarter, resulting from an additional 416 retail sites from our Los Angeles Assets and USA Petroleum Assets acquisitions (see Note C). During the 2007 Quarter, our Shell-branded and USA-branded stations contributed total gross margins of $44 million and fuel sales of 258 million gallons. Excluding the acquired stations, total gross margins increased by $3 million and fuel sales increased by 7 million gallons reflecting an increase in our Tesoro-branded jobber/dealer retail stations. As of September 30, 2007 our retail network totaled 902 branded retail stations (under the Tesoro®, Shell®, Mirastar® and USA® brands), comprising 449 company-operated retail stations and 453 jobber/dealer retail stations.
Revenues on fuel sales increased to $994 million in the 2007 Quarter from $316 million in the 2006 Quarter, reflecting higher sales volumes partially offset by lower average fuel sales prices. Excluding the acquired stations, revenues on fuel sales increased $14 million. Costs of sales increased in the 2007 Quarter due to increased sales volumes, partially offset by slightly lower average prices for purchased fuel. Operating expenses increased $39 million during the 2007 Quarter, of which $33 million represents operating expenses incurred by our Shell and USA branded stations. For the next three quarters, we expect to incur additional operating expenses of $7 million to $9 million per quarter to improve operating standards, security and other store enhancements at our USA-branded stations.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006. Operating loss for our retail segment was $7 million in the 2007 Period, compared to an operating loss of $21 million in the 2006 Period. Total gross margins increased to $158 million during the 2007 Period from $83 million in the 2006 Period primarily reflecting significantly increased sales volumes, partially offset by slightly lower fuel margins per gallon. Fuel margin decreased slightly to $0.15 per gallon in the 2007 Period compared to $0.16 per gallon in the 2006 Period. Total gallons sold increased to 730 million from 327 million, reflecting the increase in our average station count to 692 in the 2007 Period from 467 in the 2006 Period resulting from an additional 416 retail sites from our Los Angeles Assets and USA Petroleum Assets acquisitions (see Note C). During the 2007 Period, our Shell-branded and USA-branded stations contributed total gross margins of $74 million and fuel sales of 391 million gallons. Excluding the acquired stations, total gross margins increased by $1 million and fuel sales increased by 12 million gallons, reflecting an increase in our Tesoro-branded jobber/dealer retail stations.
Revenues on fuel sales increased to $1.9 billion in the 2007 Period, from $824 million in the 2006 Period, reflecting higher sales volumes and higher average fuel sales prices. Excluding the acquired stations, revenues on fuel sales increased $41 million. Costs of sales increased in the 2007 Period due to increased sales volumes and higher average prices for purchased fuel. Operating expenses increased $55 million during the 2007 Quarter, of which $51 million represents operating expenses incurred by our Shell and USA branded stations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $47 million and $189 million for the 2007 Quarter and 2007 Period, respectively, compared to $41 million and $126 million in the 2006 Quarter and 2006 Period, respectively. The increase during the 2007 Quarter related to increased contract labor expenses of $4 million and increased employee costs of $3 million. The increase during the 2007 Period was primarily due to increased stock-based compensation expenses of $25 million, increased employee costs of $17 million, increased contract labor expenses of $9 million and integration expenses related to our acquisitions totaling $11 million. For additional information related to stock-based compensation see Note I of the condensed consolidated financial statements.
Interest and Financing Costs
Interest and financing costs increased by $9 million and $15 million in the 2007 Quarter and 2007 Period, respectively. The increases were primarily due to the additional debt we incurred during the 2007 second quarter in connection with our acquisition of the Los Angeles Assets.
Interest Income and Other
Interest income and other decreased by $11 million and $3 million for the 2007 Quarter and 2007 Period, respectively. The decreases reflect a significant decrease in our cash investments primarily reflecting the use of cash to partially fund our acquisitions in May 2007 and repayments on our revolver. The 2006 Period reflects a $5 million gain associated with the sale of our leased corporate headquarters by a limited partnership in which we were a 50% partner.

Income Tax Provision
The income tax provision totaled $28 million and $364 million for the 2007 Quarter and 2007 Period, respectively, compared to $168 million and $399 million for the 2006 Quarter and 2006 Period, respectively, reflecting lower earnings before income taxes. The combined federal and state effective income tax was 38% for both the 2007 Period and 2006 Period.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined petroleum products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, worldwide geopolitical conditions and overall market and economic conditions. See “Forward-Looking Statements” on page 37 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our revolving lines of credit and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2007 with $103 million of cash and cash equivalents, no revolver borrowings and $1.6 billion in available borrowing capacity under our credit agreement after $170 million in outstanding letters of credit. We also have a separate letters of credit agreement of which we had $74 million available after $176 million in outstanding letters of credit as of September 30, 2007. Since the acquisitions in May 2007, we have repaid $500 million on our revolver which was used to partially finance the Los Angeles Assets and used cash on-hand of $200 million plus the proceeds from our 6 1/2% senior notes to repay the 364-day term loan. As a result of these debt repayments, our debt to capitalization ratio was 33% at September 30, 2007. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.
Acquisitions
On May 10, 2007, we acquired the Los Angeles Assets for $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). To fund the acquisition, we issued $500 million aggregate principal amount of 6 1/2% senior notes due 2017, borrowed $500 million under our amended and restated credit agreement and paid the remainder with cash on-hand. The borrowings totaling $500 million under our revolver have since been repaid. On May 1, 2007, we paid $285 million in cash (including inventories of $15 million and direct costs of $3 million) for the USA Petroleum Assets, including the USA® brand. See Note C of the condensed consolidated financial statements for further information.
Cash Settlement with Tosco Corporation
On March 2, 2007, we settled our dispute with Tosco Corporation concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million in cash from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Upon settlement, the $58.5 million settlement was included in our environmental reserves. See “Environmental and Other” below for further information.

Cash Dividends
On October 30, 2007, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 17, 2007 to shareholders of record on December 3, 2007. In March 2007, we paid a quarterly cash dividend on common stock of $0.05 per share (reflects May 2007 two-for-one stock split), and in both June and September 2007, we paid a quarterly cash dividend of $0.10 per share.
Capitalization
Our capital structure at September 30, 2007 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/2% Senior Notes Due 2017	500
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
Junior subordinated notes due 2012	113
Capital lease obligations	26

Total debt	1,539
Stockholders’ equity	3,122

Total Capitalization	$4,661

As of September 30, 2007 debt maturities for the next five years are as follows: $1 million for the remainder of 2007; $2 million in 2008; $2 million in 2009; $2 million in 2010; $1 million in 2011; and $1.6 billion thereafter. Payments in the years 2007 through 2011 relate to our capital lease obligations. At September 30, 2007, our debt to capitalization ratio was 33% compared with 29% at year-end 2006, reflecting additional indebtedness related to the Los Angeles Assets acquisition.
Our senior notes and credit agreement impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, or take advantage of business opportunities.
Credit Agreement – Revolving Credit Facility
On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.1 billion as of September 30, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of September 30, 2007, we had no borrowings and $170 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.6 billion or 91% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.75% at September 30, 2007) or a eurodollar rate (5.12% at September 30, 2007), plus an applicable margin. The applicable margin at September 30, 2007 was 1.00% in the case of the eurodollar rate but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the eurodollar rate applicable margin (1.00% at September 30, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2007.

Letters of Credit Agreement
We also have a separate letters of credit agreement that provides up to $250 million in letters of credit for the purchase of foreign crude oil. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.25% to 1.38%. As of September 30, 2007, we had $176 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $74 million, or 30% of total capacity under this credit agreement.
6 1/2% Senior Notes Due 2017
On May 29, 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 1, 2017 through a private offering. The proceeds from the notes offering, together with cash on hand, were used to repay borrowings under our 364-day term loan. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2012 at premiums of 3.25% through May 31, 2013; 2.17% from June1, 2013 through May 31, 2014; 1.08% from June 1, 2014 through May 31, 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
364-Day Term Loan
On May 11, 2007 we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid and terminated this loan, using the net proceeds from the 6 1/2% senior notes offering and cash on hand.
9 5/8% Senior Subordinated Notes Due 2012
On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% senior subordinated notes at a redemption price of 104.8%.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From (Used In):
Operating Activities	$1,252	$878
Investing Activities	(2,586)	(291)
Financing Activities	451	(141)

Increase (Decrease) in Cash and Cash Equivalents	$(883)	$446

Net cash from operating activities during the 2007 Period totaled $1.3 billion, compared to $878 million in the 2006 Period. The increase primarily reflects a significant increase in accounts payable due to rising crude oil prices. Net cash used in investing activities of $2.6 billion in the 2007 Period was primarily for acquisitions and capital expenditures. Net cash from financing activities primarily reflects the proceeds from our $500 million 6 1/2% senior notes issuance. Working capital was $228 million at September 30, 2007 compared to $1.1 billion at year-end 2006. The decrease was primarily as a result of cash used to partially fund the acquisitions and the repayments totaling $500 million on our revolver.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Cash From Operating Activities	$371	$469	$1,252	$878
Changes in Assets and Liabilities	(190)	(63)	(297)	78
Excess Tax Benefits from Stock-Based Compensation Arrangements	2	3	15	18
Deferred Income Taxes	(24)	(35)	(43)	(78)
Stock-Based Compensation	(3)	(2)	(41)	(16)
Loss on Asset Disposals and Impairments	(8)	(31)	(13)	(43)
Amortization of Debt Issuance Costs and Discounts	(4)	(4)	(12)	(11)
Depreciation and Amortization	(97)	(63)	(255)	(183)

Net Earnings	47	274	606	643
Add Income Tax Provision	28	168	364	399
Less Interest Income and Other	(4)	(15)	(29)	(32)
Add Interest and Financing Costs	28	19	75	60

Operating Income	99	446	1,016	1,070
Add Depreciation and Amortization	97	63	255	183
Add Gain on Partnership Sale	—	—	—	5

EBITDA	$196	$509	$1,271	$1,258

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
Based on our most recent estimates, we expect to spend approximately $400 million to $450 million between 2007 and 2011 at our Los Angeles refinery to increase reliability, throughput levels and the production of clean products. We also anticipate spending an additional $550 million to $650 million between 2007 and 2011 for various environmental projects at the refinery primarily to lower air emissions as well as improve fuel efficiency at the refinery based on our most recent estimates. Annual refinery turnaround and other maintenance spending between 2007 and 2011 is expected to approximate $90 million to $100 million. These cost estimates are subject to further review and analysis.

During the 2007 Period, our capital expenditures, including accruals, totaled $645 million, including refinery turnarounds and other maintenance spending of $121 million. Our significant capital expenditures for the 2007 Period included $258 million for the delayed coker modification project at our Golden Eagle refinery, $27 million for the diesel desulfurizer unit at our Alaska refinery and $17 million for the two sulfur handling projects at our Washington refinery. Refinery turnarounds and other maintenance spending consisted primarily of the scheduled turnarounds at our Golden Eagle, Los Angeles and Utah refineries.
Contractual Commitments
In connection with the Los Angeles Assets and USA Petroleum Assets acquisitions, we assumed various contractual commitments related to operating leases and supplies of crude oil and hydrogen. Our assumed operating lease commitments include primarily retail station sites associated with the land and/or buildings and improvements with remaining terms up to 46 years and generally with renewal options. For the remainder of 2007, we expect to pay approximately $2 million under these lease agreements and for 2008, 2009, 2010 and 2011 we expect to pay $7 million, $6 million, $5 million and $4 million, respectively, under these agreements. Beyond 2011, lease payments associated with these agreements are estimated to total $10 million. We also assumed a take-or-pay arrangement to purchase hydrogen associated with the operation of the refinery. The agreement requires minimum payments of approximately $24 million per year through 2012.
Our new crude supply arrangements associated with the Los Angeles refinery have initial terms ranging from six months to one year. Prices under these term agreements generally fluctuate with market benchmark pricing provisions. To estimate our new commitments under these contracts, we used actual market prices as of September 30, 2007 ranging from $62 per barrel to $84 per barrel. Under these agreements, we expect to pay approximately $420 million during the remainder of 2007 and approximately $280 million in 2008.
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
Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, pipelines, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2007, our accruals for environmental expenses totaled $80 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation action.
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in connection with our acquisition of the refinery from Ultramar, Inc. in May 2002, Ultramar assigned certain of its rights and obligations that Ultramar had acquired from Tosco in August of 2000. Tosco assumed responsibility and contractually indemnified us for up to $50 million for certain environmental liabilities arising from operations at the refinery prior to August of 2000 (“Pre-Acquisition Operations”). In November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco failed to disclose certain additional environmental conditions at the refinery related to the Pre-Acquisition Operations. The Court granted Tosco’s motion to compel arbitration of our claims for these certain additional environmental conditions. We initiated arbitration proceedings against Tosco in December 2003 concerning the Pre-Acquisition Operations and Tosco filed counterclaims against us. As part of the settlement, all claims and counterclaims in the arbitration and the court action have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. Based on existing information, it is possible that the soil and groundwater environmental liabilities arising from Pre-Acquisition Operations could exceed the $58.5 million settlement amount. We expect to be reimbursed for excess liabilities under certain environmental insurance policies that provide $140 million of coverage in excess of the settlement proceeds attributable to Tosco’s contractual indemnity. Upon settlement, we included the $58.5 million in the environmental accruals referenced above.
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
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. Our Golden Eagle, Los Angeles, Washington, Hawaii, Alaska and North Dakota refineries will not require additional capital spending to meet the low sulfur gasoline standards. We are currently developing plans to install certain desulfurization equipment at our Utah refinery to satisfy the requirements of the regulations.
EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture additional ultra-low sulfur diesel. We spent $27 million on this project during the first nine months of 2007. We also have budgeted $10 million to complete an expansion of the diesel desulfurizer at our Utah refinery. This project, which is expected to be completed in the second quarter of 2008, will allow the refinery’s full diesel fuel production to meet the current requirements under the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $300 million between 2008 and 2011 to meet the new regulations at five of our refineries. These estimates are subject to further review and analysis. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We have budgeted $18 million through 2009 to comply with this consent decree, $7 million of which was spent in the first nine months of 2007. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
In connection with the 2002 acquisition of our Golden Eagle refinery, subject to certain conditions, we assumed the seller’s obligations pursuant to settlement efforts with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act, except for any potential monetary penalties, which the seller retains. In November 2005, the Consent Decree was entered by the District Court for the Western District of Texas in which we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions. We have budgeted capital improvements of approximately $25 million through 2011 to satisfy the requirements of the Consent Decree, $1 million of which was spent during the first nine months of 2007.
We have developed a plan to eliminate the use of any atmospheric blowdown towers at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We expect to spend approximately $125 million through 2010 to eliminate the use of atmospheric blowdown towers at two of our refineries, $23 million of which was spent during the first nine months of 2007.
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital budget for this project is $503 million, which includes remaining budgeted spending of $118 million through 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $385 million from inception of the project, of which $258 million was spent in the first nine months of 2007.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We have budgeted approximately $110 million from 2007 through 2011, $14 million of which was spent during the first nine months of 2007. We also expect to spend approximately $65 million through 2010 to upgrade a marine oil terminal at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006.
The Los Angeles refinery is subject to extensive environmental requirements. Based on our most recent estimates, we anticipate spending approximately $550 million to $650 million between 2007 and 2011 for various environmental projects primarily to lower air emissions as well as improve fuel efficiency at the refinery. These cost estimates are subject to further review and analysis.
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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in our cash flow from operations;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in global economic conditions;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments in foreign countries;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary source of market risk is the difference between prices received from the sale of refined products and the prices paid for crude oil and other feedstocks. We have a risk management committee responsible for, among other things, reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk report to executive management for consideration.
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
The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2007 year-to-date average throughput of 580 Mbpd, would change annualized pretax operating income by approximately $212 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 31 million barrels and 26 million barrels at September 30, 2007 and December 31, 2006, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2007 was approximately $40 per barrel on a LIFO basis, compared to market prices of approximately $75 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products.  To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less.  We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings.  We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets.  We did not designate or account for any derivative instruments as hedges during the first nine months of 2007.  Accordingly, no change in the value of the related underlying physical asset is recorded. During the third quarter of 2007, we settled derivative positions of approximately 87 million barrels of crude oil and refined products, which resulted in losses of $23 million.  At September 30, 2007, we had open net derivative positions of approximately 13 million barrels, which will expire at various times during October 2007 through May 2008. We recorded the fair value of our open positions, which resulted in an unrealized loss position of $60 million at September 30, 2007. This represents an unrealized mark-to-market loss of $5 million during the third quarter of 2007.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments.  This analysis may differ from actual results.  The fair value of each derivative instrument was based on quoted market prices.  Based on our open net positions of 13 million barrels as of September 30, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $13 million.  As of December 31, 2006, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $10 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum (“Phillips”), both former owners and operators of the refinery. As previously reported, in November 2003, we filed suit in Contra Costa County Superior Court against Tosco alleging that Tosco failed to disclose certain environmental conditions at our Golden Eagle refinery. The court granted Tosco’s motion to compel arbitration of our claims for these certain environmental conditions. We also initiated arbitration proceedings against Tosco in December 2003 concerning soil and groundwater environmental conditions for which Tosco owed us a contractual indemnity. As part of the settlement all claims and counterclaims in the arbitration and the court action pending arbitration have been dismissed. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips liabilities for environmental conditions as a former owner of the refinery. For further information related to the claims, see Note J in our consolidated financial statements in Item 1 of Part 1, “Financial Information”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended September 30, 2007.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number	Average Price Paid	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*
July 2007	23,748	$—	—	$38 million
August 2007	815	$—	—	$38 million
September 2007	—	$—	—	$38 million

Total	24,563	$—	—

*	All of the shares repurchased during the three-month period ended September 30, 2007 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers. These shares were not repurchased under our stock repurchase program.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: November 1, 2007	/s/	BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2007	/s/	OTTO C. SCHWETHELM

Otto C. Schwethelm
Vice President, Chief Financial Officer
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