Form 10-K
period 2007-12-31
TESORO CORP /NEW/
filed 2008-02-29
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

At June 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.8 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 25, 2008, there were 137,602,531 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Forward-Looking Statements” on page 54.

When used in this Annual Report on Form 10-K, the terms “Tesoro”, “we”, “our” and “us”, except as otherwise indicated or as the context otherwise indicates, refer to Tesoro Corporation and its subsidiaries.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

Tesoro Corporation (“Tesoro”) is based in San Antonio, Texas. We were incorporated in Delaware in 1968 under the name Tesoro Petroleum Corporation, which was subsequently changed in 2004 to Tesoro Corporation. We are one of the largest independent petroleum refiners and marketers in the United States with two operating segments — (1) refining crude oil and other feedstocks at our seven refineries in the western and mid-continental United States and selling refined products in bulk and wholesale markets (“refining”) and (2) selling motor fuels and convenience products in the retail market (“retail”) through our 911 branded retail stations in 17 states. Through our refining segment, we produce refined products, primarily gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils for sale to a wide variety of commercial customers in the western and mid-continental United States. Our retail segment distributes motor fuels through a network of retail stations, primarily under the Tesoro® Mirastar®, Shell® and USA Gasolinetm brands. See Notes M and P in our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

Our principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and our telephone number is (210) 828-8484. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999. We also post our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and our Board of Director committee charters on our website. Our governance documents are available in print by writing to the address above. We submitted to the New York Stock Exchange on May 21, 2007 our annual certification concerning corporate governance pursuant to Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.

ACQUISITIONS

In May 2007, we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million).

In May 2007, we also acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA Gasolinetm brand name was paid in cash totaling $286 million (including inventories of $15 million and direct costs of $3 million).

We expect to realize annual recurring synergies of approximately $100 million in connection with our acquisitions through our crude purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market. During 2007, we achieved approximately $45 million of our $100 million synergy goal mainly through shared crude cargo benefits. Based on our most recent estimates, we expect to spend approximately $1.2 billion to $1.4 billion from 2008 through 2012 at our Los Angeles refinery for projects to improve reliability, energy efficiency and conversion capability and to upgrade refining infrastructure to comply with regulatory requirements. See Note C in our consolidated financial statements in Item 8 for further information on these acquisitions.

REFINING

Refinery Locations

We currently own and operate seven petroleum refineries located in the western and mid-continental United States and sell refined products to a wide variety of customers. Our refineries produce a high proportion of our refined product sales volumes, and we purchase the remainder from other refiners and suppliers. Our seven refineries have a combined crude oil capacity of 658 thousand barrels per day (“Mbpd”). We operate the largest refineries in Hawaii and Utah, the second largest refineries in northern Cali-

fornia and Alaska, and the only refinery in North Dakota. Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

	Crude Oil
	Capacity	Throughput (bpd)
Refinery	(bpd)(a)	2007	2006	2005

California
Golden Eagle	161,000	152,700	164,900	164,600
Los Angeles(b)	100,000	68,200	—	—
Pacific Northwest
Washington	113,000	121,000	111,300	110,500
Alaska	72,000	61,800	55,800	60,200
Mid-Pacific
Hawaii	94,000	81,400	84,600	82,700
Mid-Continent
North Dakota	58,000	57,900	56,300	58,100
Utah	60,000	51,700	56,100	53,500

Total	658,000	594,700	529,000	529,600

(a)	Crude oil capacity by refinery is obtained from the Oil and Gas Journal (2007). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)	We acquired the Los Angeles refinery on May 10, 2007 in connection with the acquisition of the Los Angeles Assets. Throughput for 2007 includes amounts for the Los Angeles refinery since acquisition averaged over 365 days. Throughput averaged over the 235 days of operation was 106,000 bpd.

Feedstock Supply.  We purchase crude oil and other feedstocks for our refineries from many domestic and foreign sources through term agreements with renewal provisions and in the spot market. Prices under the term agreements generally fluctuate with market prices. We purchase over 40% of our crude oil under term agreements, which are primarily short-term agreements with market-related prices, and we purchase the remainder in the spot market. Historically, our largest domestic and foreign sources of crude oil have been Alaska North Slope and Canadian, respectively. Sources of our crude oil purchases are as follows:

Source	2007	2006	2005

Domestic	52%	53%	58%
Foreign	48	47	42

Total	100%	100%	100%

We process both heavy and light crude oils. Actual throughput volumes by feedstock type are summarized below (in Mbpd):

	2007		2006		2005
	Volume	%	Volume	%	Volume	%

California(a)
Heavy crude(b)	115	52%	75	46%	72	44%
Light crude	90	40	81	49	85	51
Other feedstocks	17	8	9	5	8	5

Total	222	100%	165	100%	165	100%

Pacific Northwest
Heavy crude(b)	11	6%	8	5%	5	3%
Light crude	163	90	154	92	158	92
Other feedstocks	8	4	5	3	8	5

Total	182	100%	167	100%	171	100%

Mid-Pacific
Heavy crude(b)	11	14%	13	15%	15	18%
Light crude	70	86	72	85	68	82

Total	81	100%	85	100%	83	100%

Mid-Continent
Light crude	106	96%	108	96%	107	96%
Other feedstocks	4	4	4	4	4	4

Total	110	100%	112	100%	111	100%

Total Refining Throughput
Heavy crude(b)	137	23%	96	18%	92	17%
Light crude	429	72	415	78	418	79
Other feedstocks	29	5	18	4	20	4

Total	595	100%	529	100%	530	100%

(a)	Since acquisition, throughput at the Los Angeles refinery averaged 68 Mbpd over 2007. Throughput averaged over the 235 days of operation was 106 Mbpd.

(b)	In 2007, we redefined heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Previously, heavy crude oil was defined as crude oil with a gravity of 32 degrees or less. Heavy and light throughput volumes for 2006 and 2005 have been adjusted to conform to the 2007 presentation.

Refined Products.  Refining yield represents produced volumes of refined products consisting primarily of gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils. We also manufacture other refined products, including liquefied petroleum gas, petroleum coke and asphalt. Our refining yield, in volumes, is summarized below (in Mbpd):

	2007		2006		2005
	Volume	%	Volume	%	Volume	%

California(a)
Gasoline and gasoline blendstocks	121	52%	96	55%	93	54%
Jet fuel	11	4	—	—	—	—
Diesel fuel	53	23	49	28	49	28
Heavy oils, residual products, internally produced fuel and other	49	21	30	17	31	18

Total	234	100%	175	100%	173	100%

Pacific Northwest
Gasoline and gasoline blendstocks	77	40%	67	39%	74	42%
Jet fuel	33	18	31	18	31	18
Diesel fuel	33	18	27	16	25	14
Heavy oils, residual products, internally produced fuel and other	46	24	47	27	46	26

Total	189	100%	172	100%	176	100%

Mid-Pacific
Gasoline and gasoline blendstocks	19	23%	20	23%	20	24%
Jet fuel	23	28	26	30	26	31
Diesel fuel	14	17	13	15	12	14
Heavy oils, residual products, internally produced fuel and other	27	32	27	32	26	31

Total	83	100%	86	100%	84	100%

Mid-Continent
Gasoline and gasoline blendstocks	63	56%	62	53%	61	53%
Jet fuel	10	9	11	10	11	9
Diesel fuel	29	25	32	27	32	28
Heavy oils, residual products, internally produced fuel and other	11	10	11	10	12	10

Total	113	100%	116	100%	116	100%

Total Refining Yield
Gasoline and gasoline blendstocks	280	45%	245	45%	248	45%
Jet fuel	77	12	68	12	68	12
Diesel fuel	129	21	121	22	118	22
Heavy oils, residual products, internally produced fuel and other	133	22	115	21	115	21

Total	619	100%	549	100%	549	100%

(a)	Since acquisition, yield at the Los Angeles refinery averaged 73 Mbpd over 2007. Yield averaged over the 235 days of operation was 114 Mbpd.

Transportation.  To optimize the transportation of crude oil and refined products within our refinery system and secure shipping capacity, we term-charter four U.S. flag tankers and six foreign-flag tankers, nine of which are double-hulled and one of which is double-bottomed. Our term charters expire between 2008 and 2010. We have also entered into term-charters for four new-build U.S. flag tankers that will replace our expiring charters in 2009 and 2010, with three-year terms and options to renew. In January 2008, we took delivery of our seventh foreign flagged term-charter, which runs through 2011, and we have an agreement for one additional foreign-flagged tanker to be delivered in 2008 with a term through 2013. For our Hawaii and Washington operations, we charter tugs and product barges over varying terms ending in 2008 through 2015, with options to renew. We also have arrangements to charter vessels to transport crude oil in double-hulled tankers from certain regions of the globe. Other tankers and ocean-going barges are also chartered on a short-term basis to transport crude oil and refined products.

We receive crude oils and ship refined products through owned and third-party pipelines. We own and operate over 900 miles of crude and product pipelines, located in California, Alaska, Hawaii, North Dakota, Utah and Montana transporting more than 380 Mbpd across our refining system. We also operate a proprietary trucking business at three of our refineries transporting crude oil and refined products to customers.

Terminals.  We operate refined products terminals at our refineries and at 14 other locations in California, Washington, Alaska, Hawaii, North Dakota, Utah and Idaho. We also distribute products through third-party terminals, truck racks and rail cars, which are supplied by our refineries and through purchases and exchange agreements with other refining and marketing companies.

California Refineries

Golden Eagle

Refining.  Our Golden Eagle refinery, located in Martinez, California on 2,206 acres about 30 miles east of San Francisco, has a crude oil capacity of 161 Mbpd. We source Golden Eagle refinery’s crude oil from California, Alaska and foreign locations. Major refined product upgrading units at the refinery include fluid catalytic cracking (“FCC”), fluid coking, hydrocracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units. These units enable the refinery to produce a high proportion of motor fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel, as well as conventional gasoline and diesel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke. During the first quarter of 2008, we expect to substantially complete a project at the refinery to modify the existing fluid coking unit into a delayed coking unit which will enable us to comply with the terms of an abatement order to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs.

Transportation.  Our Golden Eagle refinery has waterborne access through the San Francisco Bay that enables us to receive crude oil and ship refined products through our marine terminals. In addition, the refinery can receive crude oil through a third-party marine terminal at Martinez. We also receive California crude oils and ship refined products from the refinery through third-party pipeline systems. In June 2007, we completed a project at our Amorco wharf which improves our crude oil flexibility by enabling us to supply all of the refinery’s crude oil requirements by water.

Terminals.  We operate a refined products terminal at Stockton, California and a refined products terminal at the refinery. We also distribute refined products through third-party terminals, which are supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies. We also lease third-party clean product storage capacity with waterborne access in the San Francisco Bay area.

Los Angeles

Refining.  Our Los Angeles refinery, located in Wilmington, California on 311 acres approximately 10 miles south of Los Angeles, has a total crude oil capacity of 100 Mbpd. We source our Los Angeles refinery’s crude oil from California as well as foreign locations. Major refined product upgrading units at the Los Angeles refinery include FCC, delayed coking, hydrocracking, vacuum distillation, hydrotreating, reforming, butane isomerization and alkylation units. These units enable the Los Angeles refinery to produce a high proportion of motor fuels, including CARB gasoline and CARB diesel, as well as conventional gasoline, diesel and jet fuel. The Los Angeles refinery also produces heavy oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Los Angeles refinery has waterborne access at the Port of Long Beach that enables us to receive crude oil and ship refined products through our marine terminal. In addition, the Los Angeles refinery can receive crude oil from the San Joaquin Valley and the Los Angeles Basin through third-party pipelines.

Terminals.  We operate a 42 Mbpd refined products terminal at the Los Angeles refinery. We also distribute refined products through third-party terminals, which are supplied by our refinery, waterborne deliveries and purchases and exchange agreements with other refining and marketing companies. We also lease storage capacity at third-party terminals in southern California, the majority of which has waterborne access.

Pacific Northwest Refineries

Washington

Refining.  Our Washington refinery, located in Anacortes on the Puget Sound on 917 acres about 60 miles north of Seattle, has a total crude oil capacity of 113 Mbpd. We source our Washington refinery’s crude oil from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, provided by some of our other refineries and by spot-market purchases from third-parties. Major refined product upgrading units at the refinery include the FCC, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable our Washington refinery to produce a high proportion of light products, such as gasoline (including CARB gasoline and components for CARB gasoline), diesel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt.

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

Terminals.  We operate refined products terminals at Anacortes, Port Angeles and Vancouver, Washington, supplied primarily by our refining system. We also distribute refined products through third-party terminals in our market areas, supplied by our refinery and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our Alaska refinery is located near Kenai on the Cook Inlet on 488 acres approximately 70 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and, to a lesser extent, foreign locations. The refinery has a total crude oil capacity of 72 Mbpd, and its refined product upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming and light naphtha isomerization units. Our Alaska refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, heavy fuel oils, liquefied petroleum gas and asphalt. In May 2007, we completed the installation of a 10 Mbpd diesel desulfurizer unit at the refinery, which enables us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska.

Transportation.  We receive crude oil by tanker and through our owned and operated crude oil pipeline at our marine terminal. Our crude oil pipeline is a 24-mile common carrier pipeline, which is connected to the Eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to our terminal facilities in Anchorage and to the Anchorage airport. This 71-mile pipeline has the capacity to transport approximately 40 Mbpd of refined products and allows us to transport gasoline, diesel and jet fuel to the terminal facilities. Both of our owned pipelines are subject to regulation by various federal, state and local agencies, including the Federal Energy Regulatory Commission (“FERC”). Refined products are also distributed by tankers and barges from our marine terminal.

Terminals.  We operate refined products terminals at Kenai and Anchorage, which are supplied by our Alaska refinery. We also distribute refined products through a third-party terminal near Fairbanks, which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

Refining.  Our 94 Mbpd Hawaii refinery is located at Kapolei on 131 acres about 22 miles west of Honolulu. We supply the Hawaii refinery with crude oil from Southeast Asia, the Middle East and other foreign sources. Major refined product upgrading units include the vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units. The Hawaii refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

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

Mid-Continent Refineries

North Dakota

Refining.  Our 58 Mbpd North Dakota refinery is located near Mandan on 960 acres. We supply our North Dakota refinery primarily with Williston Basin sweet crude oil through our crude oil pipeline. The refinery also can access other supplies, including Canadian crude oil. Major refined product upgrading units at the refinery include FCC, naphtha reforming, hydrotreating and alkylation units. The North Dakota refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.

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

Utah

Refining.  Our 60 Mbpd Utah refinery is located in Salt Lake City on 145 acres. Our Utah refinery processes crude oils primarily from Utah, Colorado, Wyoming and Canada. Major refined product upgrading units include FCC, naphtha reforming, alkylation and hydrotreating units. The Utah refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.

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

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. The majority of our wholesale volumes are sold in 10 states to independent unbranded distributors that sell refined products purchased through our owned and third-party terminals. Our bulk volumes are primarily sold to independent unbranded distributors, independent and other oil companies, utilities, railroads, airlines and marine and industrial end-users, which are distributed by pipelines, ships, barges, railcars and trucks. In addition, we sell refined products that we manufacture, purchase or receive on exchange from third parties. Exchange agreements provide for the delivery of our refined products primarily to third-party terminals in exchange for the delivery of refined products from the third parties at specific locations. Our refined product sales, including intersegment sales to our retail operations, consisted of (in Mbpd):

	2007	2006	2005

Refined Product Sales(a)
Gasoline and gasoline blendstocks	319	280	294
Jet fuel	96	91	101
Diesel fuel	131	128	139
Heavy oils, residual products and other	97	87	75

Total Refined Product Sales	643	586	609

(a)	Total refined product sales were reduced by 66 Mbpd and 23 Mbpd in 2007 and 2006, respectively, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis beginning in the 2006 first quarter upon adoption of EITF Issue No. 04-13 (see Note A of the consolidated financial statements in Item 8 for further information).

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

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military from our refineries in Alaska, Hawaii, Washington, Utah, and North Dakota.

Diesel Fuel.  We sell our diesel fuel production primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. Since completing the installation of a diesel desulfurizer unit in May 2007 at our Alaska refinery, we are able to manufacture ULSD at all of our refineries and have become the sole producer of ULSD in both Alaska and Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refineries, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle, and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals at Washington, Alaska and Hawaii. Our Golden Eagle and Los Angeles refineries produce petroleum coke that we sell to industrial end-users. Tesoro is also a key supplier of liquid asphalt for asphalt and construction companies in Washington and Alaska and the sole supplier in Hawaii.

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

RETAIL
Through our network of retail stations, we sell gasoline and diesel fuel in the western and mid-continental United States. The demand for gasoline is seasonal in a majority of our markets, with highest demand for gasoline during the summer driving season. We sell gasoline and diesel to retail customers through company-operated retail stations and agreements with third-party branded distributors (or “jobber/dealers”). Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. Our retail network provides a committed outlet for a portion of the motor
Branded Retail Network
fuels produced by our refineries. During 2007, greater economies of scale were created as we nearly doubled our retail network by adding 414 high-volume Shell® and USA Gasolinetm retail stations. Also, with the departure of a number of third-party retail brands in the Northern Great Plains we expanded our branded presence by adding 48 retail stations, nearly 50% growth of our branded stations in that region. Our expanded retail presence in California, Minnesota, North Dakota and South Dakota positions us to realize more value for finished products that we produce at our two California and North Dakota refineries. As of December 31, 2007, our retail segment included a network of 911 branded retail stations (under the Tesoro®, Mirastar®, Shell® and USA Gasolinetm brands). Our Mirastar® brand is used exclusively at Wal-Mart stores in 13 western states under a long-term agreement. We also operate under the Shell® brand at certain stations in California through a long-term agreement. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2007:

	Type			Brand
	Company-	Jobber/					USA
State	Operated	Dealer	Total	Tesoro®	Mirastar®	Shell®	Gasolinetm	Total

California	262	169	431	13	6	283	129	431
Alaska	29	61	90	90	—	—	—	90
North Dakota	1	86	87	87	—	—	—	87
Utah	36	34	70	61	9	—	—	70
Washington	29	29	58	43	9	—	6	58
Minnesota	1	53	54	54	—	—	—	54
Hawaii	32	2	34	34	—	—	—	34
Idaho	11	21	32	24	8	—	—	32
Other(a)	48	7	55	9	44	—	2	55

Total	449	462	911	415	76	283	137	911

(a)	Other states include Kansas, New Mexico, Colorado, Wyoming, Oregon, Nebraska, Nevada, Arizona and South Dakota.

The following table summarizes our retail operations:

	2007	2006	2005

Fuel Revenues (in millions)
Company-operated	$2,386	$674	$609
Jobber/dealer	560	386	335

Total Fuel Revenues	$2,946	$1,060	$944

Merchandise and Other Revenues (in millions)	$221	$144	$141
Merchandise Margin (percent of revenues)	26%	27%	26%
Average Number of Branded Retail Stations (during year)
Company-operated	362	204	213
Jobber/dealer	384	261	281

Total Average Retail Stations	746	465	494

Total Fuel Volume (millions of gallons)
Company-operated	856	248	258
Jobber/dealer	242	186	191

Total Fuel Volumes	1,098	434	449

Average Fuel Volume Per Month Per Retail Station (thousands of gallons)
Company-operated	197	101	101
Jobber/dealer	53	60	57
All retail stations	123	78	76

COMPETITION AND OTHER

We compete on a global basis with a number of major integrated oil companies who produce crude oil, some of which is used in their refining operations and other companies that may have greater financial and other resources. The availability and cost of crude oil is affected by global supply and demand dynamics. Similarly, the supply and prices of refined products are impacted by global dynamics. Competition and concentrations specific to each of our refineries are as follows:

•	Our Golden Eagle, Los Angeles and Washington refineries compete with several refineries on the U.S. West Coast. In addition, products flow into the West Coast from the Gulf Coast and other parts of the world, including the Far East and Europe.

•	In Washington, jet fuel sales are concentrated at the Seattle/Tacoma International Airport. We also supply jet fuel to customers in Portland, Oregon; Los Angeles, San Francisco and San Diego, California; Las Vegas and Reno, Nevada; and Phoenix, Arizona. Other suppliers compete for sales at all of these airports.

•	Our Alaska refinery competes with other refineries in Alaska and on the U.S. West Coast. Our refining competition in Alaska includes two refineries near Fairbanks and a refinery near Valdez. We estimate that the other Alaska refineries have a combined capacity to process approximately 270 Mbpd of crude oil. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers to the Anchorage International Airport, a major hub for air cargo traffic between manufacturing regions in the Far East and markets in the United States and Europe.

•	Our Hawaii refinery competes primarily with one other refinery in Hawaii, owned by a major integrated oil company that also is located at Kapolei and has a crude oil capacity of approximately 54 Mbpd. In Hawaii, jet fuel sales are concentrated in Honolulu, where we are the principal supplier to the Honolulu International Airport. We also serve four airports on other islands in Hawaii.

•	Our North Dakota refinery is the only refinery in North Dakota. Refineries in Wyoming, Montana, the Midwest and the United States Gulf Coast region are the primary competitors with our North Dakota refinery. The North Dakota refinery supplies jet fuel to customers in Minneapolis/St. Paul and Moorhead, Minnesota and in Bismarck and Jamestown, North Dakota.

•	Our Utah refinery is the largest of five refineries located in Utah. We estimate that these other refineries have a combined capacity to process approximately 108 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states. In Utah, our jet fuel sales are concentrated in Salt Lake City, and we also supply jet fuel to customers in Boise, Burley and Pocatello, Idaho.

•	In Alaska, Hawaii, and North Dakota we compete with other suppliers for U.S. military contracts. Both the Alaska and Hawaii markets periodically require additional jet fuel supplies from outside the state to meet demand.

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

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, our facilities will continue to be engaged in meeting new requirements promulgated by the U.S. Environmental Protection Agency (“EPA”) and the states and local jurisdictions in which we operate. These laws and regulations have required and are expected to continue to require us to make significant expenditures. For additional information regarding our environmental matters see “Environmental and Other” in Management’s Discussion and Analysis of Condition and Results in Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined product over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. Our oil spill prevention plans and procedures are frequently reviewed and modified to prevent oil and refined product releases and to minimize potential impacts should a release occur.

We currently charter tankers to ship crude oil from foreign and domestic sources to our California, Mid-Pacific and Pacific Northwest refineries. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that we demonstrate the capability to respond to the “worst case discharge” to the maximum extent practicable. As an example, the State of Alaska requires us to provide spill-response capability to contain or control and cleanup amounts equal to 50,000 barrels of crude oil for a tanker carrying fewer than 500,000 barrels and 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet these requirements, we have entered into contracts with various parties to provide spill response services. We have entered into spill-response agreements with (1) Cook Inlet Spill Prevention and Response, Incorporated (for which we fund approximately 84% of expenditures) and Alyeska Pipeline Service Company for spill-response services in Alaska and (2) Clean Islands Council for response services throughout the State of Hawaii. For larger spill contingency capabilities, we have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay, Puget Sound and the Ports of Los Angeles and Long Beach. In addition, we contract with other spill response organizations outside the U.S. for shipments of crude oil on chartered vessels in foreign waters. We believe these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.

We require time chartered vessels used for the transportation of crude oil and heavier products over water to be double hulled. All other time chartered vessels and all other chartered vessels are required to be double hulled vessels if available. All vessels used by us to transport crude oil and refined products over water are examined or evaluated and subject to approval prior to their use.

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

EMPLOYEES

At December 31, 2007, we had approximately 5,500 full-time employees — 1,376 of whom are covered by collective bargaining agreements. The agreements for 1,133 of those employees expire February 1, 2009. We consider our relations with our employees to be satisfactory.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail”. In addition, we own feedstock and refined product storage facilities at our refinery and terminal locations. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. We are the lessee under a number of cancelable and non-cancelable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Tesoro Alaska®, Mirastar®, 2-Go Tesoro®, Shell® and USA Gasolinetm brands through a network of 911 retail stations, of which 449 are company-operated. See Notes I and M in our consolidated financial statements in Item 8.

GLOSSARY OF TERMS

Alkylation Units — Units that chemically combine isobutane with hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

CARB — California Air Resources Board.  Gasoline and diesel sold in the state of California requires stricter quality and emissions reduction performance than other states.

Cogeneration Plant — A plant designed to produce both steam and electricity used to operate the refinery.

Cracking — The breaking down of larger molecules into smaller molecules, utilizing catalysts and/or elevated temperatures and pressures.

Deasphalting — The process of recovering higher-value oils from refinery residues.

Delayed Coker — A process by which the heaviest crude oil fractions can be thermally cracked under conditions of elevated temperatures to produce both refined products and petroleum coke.

Desulfurization - The removal of sulfur from petroleum products to reduce sulfur dioxide emissions that result from the use of these fuels.

Distillate Hydrocracking - A catalytic hydrocracking process designed to produce primarily diesel fuel and jet fuel.

Exchange Agreement — An agreement providing for the delivery of refined products, primarily to third-party terminals, in exchange for the delivery of refined products from third parties at specified locations.

FCC — Fluid Catalytic Cracking.  Catalytic cracking is the refining process of breaking down the larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of a catalytic agent to increase the yield of gasoline from crude oil. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.

Fluid Coker — A process similar to fluid catalytic cracking to remove carbon (coke) from heavy low quality crude oils into lighter products.

Gross Refining Margin — The margin on products manufactured and purchased, including those sold to our retail segment. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution.

Heavy Crude Oil — Crude oil with an American Petroleum Institute gravity of 24 degrees or less. Heavy crude oil is generally sold at a discount to lighter crude oils.

Heavy Oils, Residual Products, Internally Produced Fuel and Other  — Product yields other than gasoline, jet fuel and diesel produced in the refining process. These products include residual fuels, gas oils, propane, and internally produced fuel.

Hydrocracking — The process of using a catalyst to crack heavy hydrocarbon molecules in the presence of hydrogen. Major products from hydrocracking are jet fuel, naphtha, propane and gasoline components such as butane.

Hydrotreating — The process of removing sulfur from refined products in the presence of catalysts and substantial quantities of hydrogen to reduce sulfur dioxide emissions.

Isomerization — A refining process that alters the fundamental arrangement of atoms in the molecule without adding or removing anything from the original material. The process is used to convert normal butane into isobutane and normal pentane into isopentane and hexane into isohexane. Both isopentane and isohexane are high-octane gasoline components.

Jobber/Dealer Stations — Retail stations owned by third parties that sell products purchased from or through Tesoro and carry one of our brands.

Light Crude Oil — Crude oil with an American Petroleum Institute gravity of greater than 24 degrees. Light crude oils are generally sold at a premium to heavy crude oils.

Manufacturing Costs — Costs associated directly with the manufacturing process including cash operating expenses, but excluding depreciation and amortization.

Mbpd — Thousand barrels per day.

Naphtha  — Naphtha is used as a gasoline blending component, a feedstock for reforming, and as a petrochemical feedstock.

Refining Yield — Volumes of product produced from crude oils and feedstocks.

Reforming — A refining process using controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules, thereby converting paraffinic and naphthenic type hydrocarbons (e.g., low-octane gasoline boiling range fractions) into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Retail Fuel Margin — The margin on fuel products sold through our retail segment is calculated as revenues less costs of sales. Costs of sales in fuel margin are based on purchases from our refining segment and third parties using average bulk market prices adjusted for transportation and other differentials.

Throughput — The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

Turnaround — The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of each unit.

ULSD — Ultra Low Sulfur Diesel. Diesel fuel with lower sulfur content for the purpose of lowering emissions, which was required for use in the U.S. beginning in 2006 for on-road consumption.

Vacuum Distillation — Distillation under reduced pressure which lowers the boiling temperature of crude oils in order to distill crude oil components that have high boiling points.

Visbreaking — A thermal cracking process in which heavy atmospheric or vacuum still bottoms are cracked at moderate temperatures to increase production of distillate products and reduce viscosity of the distillate residues.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of March 1, 2008.

Name	Age	Position	Position Held Since

Bruce A. Smith	64	Chairman of the Board of Directors, President and Chief Executive Officer	June 1996
William J. Finnerty	59	Executive Vice President and Chief Operating Officer	February 2006
Everett D. Lewis	60	Executive Vice President, Strategy and Asset Management	January 2007
Gregory A. Wright	58	Executive Vice President and Chief Administrative Officer	June 2007
W. Eugene Burden	59	Senior Vice President, Government Affairs	February 2006
Claude A. Flagg	54	Senior Vice President, Strategy	January 2007
J. William Haywood	55	Senior Vice President, Strategy Development	March 2008
Joseph G. McCoy	59	Senior Vice President, Supply and Optimization	February 2008
Joseph M. Monroe	53	Senior Vice President, Business Development and Logistics	January 2007
Claude P. Moreau	53	Senior Vice President, Marketing	February 2008
Charles S. Parrish	50	Senior Vice President, General Counsel and Secretary	May 2006
Daniel J. Porter	52	Senior Vice President, Refining	March 2008
Lynn D. Westfall	55	Senior Vice President, External Affairs and Chief Economist	January 2007
Phillip M. Anderson	42	Vice President and Treasurer	June 2007
Arlen O. Glenewinkel, Jr.	51	Vice President and Controller	December 2006
Susan A. Lerette	49	Vice President, Human Resources	May 2005
Otto C. Schwethelm	53	Vice President, Chief Financial Officer	June 2007
Sarah S. Simpson	39	Vice President, Corporate Communications	June 2005
G. Scott Spendlove	44	Vice President, Asset Enhancement and Planning	August 2007

There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board of Directors during the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board of Directors in the next year or until a successor has been elected or qualified. Positions held for at least the past five years for each of our executive officers is described below (positions, unless otherwise specified, are with Tesoro).

Bruce A. Smith was named Chairman of the Board of Directors, President and Chief Executive Officer in June 1996.

William J. Finnerty was named Executive Vice President and Chief Operating Officer in February 2006. Prior to that, he served as Executive Vice President, Operations beginning in January 2005 and Senior Vice President, Supply and Distribution of Tesoro Refining and Marketing Company beginning in February 2004. He joined Tesoro in December 2003 as Vice President, Crude Oil and Logistics of Tesoro Refining and Marketing Company. Prior to joining Tesoro, Mr. Finnerty served as Vice President, Trading North America Crude, for ChevronTexaco from October 2001 to November 2003.

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

Gregory A. Wright was named Executive Vice President and Chief Administrative Officer in June 2007. Prior to that, he served as Executive Vice President and Chief Financial Officer beginning in December 2003 and as Senior Vice President and Chief Financial Officer beginning in April 2001.

W. Eugene Burden was named Senior Vice President, Government Affairs in February 2006. Prior to that, he served as Senior Vice President, External Affairs from November 2004 to February 2006 and as Senior Vice President, Human Resources and Government Relations from June 2002 to November 2004.

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

J. William Haywood was named Senior Vice President, Strategy Development effective March 2008. Prior to that, he served as Senior Vice President, Refining beginning in March 2005 and as President of the California Region of Tesoro Refining and Marketing Company from September 2002 to February 2005.

Joseph G. McCoy was named Senior Vice President, Supply and Optimization in February 2008. Prior to joining Tesoro, Mr. McCoy held numerous positions with Chevron, including Vice President, Trading Capability from July 2005 to October 2007 and Vice President, Global Products Supply and Trading from November 2001 to June 2005.

Joseph M. Monroe was named Senior Vice President, Business Development and Logistics in January 2007. Prior to that, he served as Senior Vice President, Corporate Development beginning in February 2006, Senior Vice President, Business Integration and Analysis from February 2005 to February 2006 and Senior Vice President, Organizational Effectiveness from November 2004 to February 2005. Mr. Monroe served as Senior Vice President, Strategic Planning and Business Development of Tesoro Petroleum Companies, Inc. from February 2004 to November 2004 and as Senior Vice President, Supply and Distribution of Tesoro Refining and Marketing Company from May 2002 to February 2004.

Claude P. Moreau was named Senior Vice President, Marketing in February 2008. Prior to that, he served as Vice President, Marketing beginning in August 2007. Before joining Tesoro, he served as Chief Commercial Officer of Trafigura AG and other various marketing and business development positions since 2003. From 2001 to 2003, Mr. Moreau served as Vice President, Manufacturing and Marketing for ChevronTexaco Latin America Products Company.

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

Daniel J. Porter was named Senior Vice President, Refining effective March 2008. Prior to that, he served as Senior Vice President, Supply and Optimization beginning in June 2007 and as Senior Vice President, Marketing

beginning in April 2005. Mr. Porter concurrently served as President of the Northwest Region of Tesoro Refining and Marketing Company and Anacortes Refinery Manager from June 2002 to April 2005.

Lynn D. Westfall was named Senior Vice President, External Affairs and Chief Economist in January 2007. Prior to that, he served as Senior Vice President, Chief Economist beginning in May 2006, Vice President, Chief Economist from August 2005 to May 2006 and as Vice President, Development and Business Analysis from January 2002 to August 2005.

Phillip M. Anderson was named Vice President and Treasurer in June 2007. Prior to that, he served as Director, Finance and Treasury beginning in November 2005 and as Director, Business Analysis from April 2003 to October 2005. Mr. Anderson also held the position of Director, Mergers and Acquisitions from January 2002 to March 2003.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006. Prior to that, he served as Vice President, Enterprise Risk beginning in April 2005 and Vice President, Internal Audit, from August 2002 to April 2005.

Susan A. Lerette was named Vice President, Human Resources in May 2005. Prior to that, she served as Vice President, Human Resources and Communications from May 2004 to May 2005. From April 2001 to May 2004, she served as Vice President, Communications.

Otto C. Schwethelm was named Vice President, Chief Financial Officer in June 2007. Prior to that, he served as Vice President, Finance and Treasurer beginning in March 2006. Prior to that, he served as Vice President and Controller from February 2003 to March 2006 and as Vice President and Operations Controller from September 2002 to February 2003.

Sarah S. Simpson was named Vice President, Corporate Communications in June 2005. Prior to joining Tesoro, she served as Director of Corporate Communications and Community Relations at Cemex, Inc. from November 2004 to June 2005. From July 2000 to November 2004, she served as Director of Corporate Communications at Waste Management, Inc.

G. Scott Spendlove was named Vice President, Asset Enhancement and Planning in August 2007. Prior to that, he served as Vice President, Strategy and Long-Term Planning beginning in December 2006 and as Vice President and Controller beginning in March 2006. Mr. Spendlove also served as Vice President, Finance and Treasurer from May 2003 to March 2006 and as Vice President, Finance from January 2002 to May 2003.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors:

Bruce A. Smith	Chairman, President and Chief Executive Officer of Tesoro Corporation

Steven H. Grapstein	Lead Director of Tesoro Corporation; Chief Executive Officer of Kuo Investment Company

John F. Bookout, III	Retired Director of McKinsey & Company; Senior Advisor to First Reserve Corporation

Rodney F. Chase	Chairman of Petrofac, Ltd. and Senior Advisor to Lehman Brothers, Inc.; Deputy Chairman of Tesco, plc

Robert W. Goldman	Vice President, Finance for World Petroleum Council; Retired Chief Financial Officer of Conoco, Inc.

William J. Johnson	Director of Devon Energy; President of JonLoc, Inc.

J.W. (Jim) Nokes	Retired Director and Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas)

Donald H. Schmude	Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.

Michael E. Wiley	Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Advisory Board of Fidelity Funds

ITEM 1A.	RISK FACTORS

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

Our earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including fixed and variable expenses (including the cost of crude oil and other refinery feedstocks) and the margin above those expenses at which we are able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	weather conditions, hurricanes or other natural disasters;

•	government regulations; and

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume of refined products imported.

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

Volatile prices for natural gas and electrical power used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been and will continue to be affected by supply and demand for fuel and utility services in both local and regional markets.

The dangers inherent in our operations and the potential limits on insurance coverage could expose us to potentially significant liability costs.

Our operations are subject to hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, natural disasters, explosions, pipeline ruptures and spills and mechanical failure of equipment at our or third-party facilities, any of which can result in damage to our properties and the properties of others. A serious accident could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. In addition, we operate seven petroleum refineries, any of which could experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Any such unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. While we carry property, casualty and business interruption insurance, we do not maintain insurance coverage against all potential losses, and we could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by risks inherent in refining operations.

The operation of refineries, pipelines and refined products terminals is inherently subject to spills, discharges or other releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities to which we sent wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damage to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in environmentally sensitive coastal waters, where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our California, Mid-Pacific and Pacific Northwest refineries import crude oil and other feedstocks by tanker. Transportation of crude oil and refined products over water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Hawaii, Washington and Alaska. Among other things, these laws require us to demonstrate in some situations our capacity to respond to a “worst case discharge” to the maximum extent possible. We have contracted with various spill response service companies in the areas in which we transport crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers transporting crude oil or refined products, and response services may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge.

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

We have in the past operated retail stations with underground storage tanks in various jurisdictions, and currently operate retail stations that have underground storage tanks in 17 states in the mid-continental and western United States. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from underground storage tanks which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

Consistent with the experience of other U.S. refineries, environmental laws and regulations have raised operating costs and require significant capital investments at our refineries. We believe that existing physical facilities at our refineries are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, potentially material expenditures could be required in the future. For example, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future. We also may be required to address information or conditions that may be discovered in the future and require a response.

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

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. These include proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in greenhouse gas emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. These actions could also impact the consumption of refined products, thereby affecting our operations.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things sets a target of 35 miles per gallon for the combined fleet of cars and light trucks by model year 2020 and modified the industry requirements for Renewable Fuel Standard (RFS). The RFS now stands at 9 billion gallons in 2008 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use.

In June 2007, the California Air Resources Board proposed amendments to the predictive model for compliant gasoline in the state of California that decreases the allowable sulfur levels to a cap of 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel and jet fuel through third-party pipelines and the balance through marine vessels. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its refined products through third-party pipelines. Our North Dakota refinery delivers substantially all of its refined products through a third-party pipeline system. Our Golden Eagle refinery receives approximately one-third of its crude oil through pipelines and the balance through marine vessels. Substantially all of our Golden Eagle refinery’s production is delivered through third-party pipelines, ships and barges. Our Los Angeles refinery receives California crudes through third-party pipelines and the balance of its crude supply through marine vessels. Approximately two-thirds of our Los Angeles refinery production is delivered through third-party pipelines, terminals, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined product could have a material adverse effect on our business, financial condition and results of operations.

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

On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement proceeds we assumed responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. For further information related to this matter, see Note M in our consolidated financial statements in Item 8.

In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. In January 2008, we agreed to settle this matter for $1.5 million pending the negotiation of a final agreement with the District. For further information related to this matter, see Note M in our consolidated financial statements in Item 8.

On January 25, 2008 we received an offer of settlement from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operations.

On December 12, 2007 we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operations.

As previously reported we are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. In December 2007, we agreed to participate in a proposed settlement of seven and part of an eighth of the pending cases subject to negotiation of settlement documents. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We believe the final resolution of the cases included in the proposed settlement will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.

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

The performance graph below compares the cumulative total return of our common stock to the cumulative total return of the S&P Composite Index and to a composite peer group of companies. The composite peer group (the “Peer Group”) includes Sunoco, Inc. and Valero Energy Corporation. The graph below is for the period of five years commencing December 31, 2002 and ending December 31, 2007.

Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P 500 Index and Composite Peer Group

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Tesoro	$100	$322	$705	$1,362	$1,464	$2,139
S&P 500	$100	$129	$143	$150	$173	$183
Peer Group	$100	$139	$253	$544	$516	$691

*	Assumes that the value of the investment in common stock and each index was $100 on December 31, 2002, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note:  The stock price performance shown on the graph is not necessarily indicative of future performance.

Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2007 and 2006. All per share data presented below reflects the effect of a two-for-one stock split effected in the form of a stock dividend which was distributed on May 29, 2007.

	Sales Prices per		Dividends
	Common Share		Per
Quarter Ended	High	Low	Common Share

December 31, 2007	$65.98	$44.53	$0.10
September 30, 2007	$62.00	$42.64	$0.10
June 30, 2007	$64.65	$50.06	$0.10
March 31, 2007	$51.40	$31.47	$0.05
December 31, 2006	$36.55	$27.33	$0.05
September 30, 2006	$38.40	$26.48	$0.05
June 30, 2006	$37.87	$30.16	$0.05
March 31, 2006	$36.99	$28.84	$0.05

On January 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 17, 2008 to shareholders of record on March 3, 2008. At February 25, 2008, there were approximately 2,934 holders of record of our 137,602,531 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock repurchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes I and N in our consolidated financial statements in Item 8.

The 2008 annual meeting of stockholders will be held at 5:00 P.M. Central Time on Tuesday, May 6, 2008, at the Grand Hyatt San Antonio, 1148 East Commerce Street, San Antonio, Texas. Holders of common stock of record at the close of business on March 14, 2008 are entitled to notice of and to vote at the annual meeting.

The following table summarizes, as of December 31, 2007, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	And Rights	the Second Column)

Equity compensation plans approved by security holders	7,837,072	$19.48	1,835,252
Equity compensation plans not approved by security holders(a)	252,738	$4.83	—

Total	8,089,810	$19.02	1,835,252

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors has suspended any future grants under this plan.

During the three month period ended December 31, 2007, we did not repurchase any of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial and operating data of Tesoro as of and for each of the five years in the period ended December 31, 2007. The selected consolidated financial information presented below has been derived from our historical financial statements. Our financial and operating results include the results of the acquisitions of our Los Angeles Assets and USA Petroleum Assets since May 2007. All share and per share amounts presented reflect the effect of our two-for-one stock split effected in the form of a stock dividend which was distributed on May 29, 2007. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions except per share amounts)

Statement of Operations Data
Total Revenues	$21,915	$18,104	$16,581	$12,262	$8,846
Net Earnings(a)	$566	$801	$507	$328	$76
Net Earnings
Basic	$4.17	$5.89	$3.72	$2.50	$0.59
Diluted	$4.06	$5.73	$3.60	$2.38	$0.58
Weighted Shares Outstanding (millions):(b)
Basic	135.7	136.0	136.3	131.0	129.3
Diluted	139.5	139.8	140.9	137.7	130.2
Dividends per share(c)	$0.35	$0.20	$0.10	$—	$—
Balance Sheet Data
Current Assets	$2,600	$2,811	$2,215	$1,393	$1,024
Property, Plant and Equipment, Net	$4,780	$2,687	$2,467	$2,304	$2,252
Total Assets	$8,128	$5,904	$5,097	$4,075	$3,661
Current Liabilities	$2,494	$1,672	$1,502	$993	$687
Total Debt(d)	$1,659	$1,046	$1,047	$1,218	$1,609
Stockholders’ Equity(b)	$3,052	$2,502	$1,887	$1,327	$965
Current Ratio	1.0:1	1.7:1	1.5:1	1.4:1	1.5:1
Working Capital	$106	$1,139	$713	$400	$337
Total Debt to Capitalization(b)(d)	35%	29%	36%	48%	62%
Common Stock Outstanding (millions of shares)(b)	137.0	135.8	138.6	133.6	129.5
Book Value Per Common Share	$22.28	$18.42	$13.61	$9.93	$7.45
Cash Flows From (Used In)
Operating Activities	$1,322	$1,139	$758	$681	$447
Investing Activities	(2,838)	(430)	(254)	(174)	(70)
Financing Activities(b)(c)(d)	553	(163)	(249)	(399)	(410)

Increase (Decrease) in Cash and Cash Equivalents	$(963)	$546	$255	$108	$(33)

Capital Expenditures(e)	$789	$453	$262	$179	$101

	Years Ended December 31,
	2007	2006	2005	2004	2003

Operating Data
Refining Throughput (thousand barrels per day)(f)
California
Golden Eagle	154	165	165	153	156
Los Angeles	68	—	—	—	—
Pacific Northwest
Washington	121	111	111	117	112
Alaska	61	56	60	57	49
Mid-Pacific
Hawaii	81	85	83	84	80
Mid-Continent
North Dakota	58	56	58	56	48
Utah	52	56	53	53	43

Total Refining Throughput	595	529	530	520	488

Refining Yield (thousand barrels per day)(f)
Gasoline and gasoline blendstocks	280	245	248	251	239
Jet fuel	77	68	68	66	58
Diesel fuel	129	121	118	110	103
Heavy oils, residual products, internally produced fuel and other	133	115	115	113	107

Total Refining Yield	619	549	549	540	507

Refined Product Sales (thousand barrels per day)(g)
Gasoline and gasoline blendstocks	319	280	294	300	280
Jet fuel	96	91	101	90	84
Diesel fuel	131	128	139	133	121
Heavy oils, residual products and other	97	87	75	81	72

Total Refined Product Sales	643	586	609	604	557

Retail Fuel Sales (millions of gallons)	1,098	434	449	510	568
Number of Branded Retail Stations (end of period)	911	460	478	507	557

(a)	We have incurred charges that affect the comparability of the periods presented. During 2006 and 2005, we incurred charges for the Washington refinery delayed coker project termination, debt prepayment and refinancing, and retirement benefits (see “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for further information). In 2004, we incurred after-tax charges of $14 million for debt prepayment and financing costs and executive retirement costs of $1 million. In 2003, we incurred after-tax charges of $23 million for the write-off of unamortized debt issuance costs, $6 million for losses on the sale of marine services assets and certain retail asset impairments, $6 million for voluntary early retirement benefits and $6 million for the termination of our funded executive security plan.

(b)	During 2006, we repurchased 2.4 million shares of our common stock for $148 million in connection with our share repurchase program.

(c)	We began paying a quarterly dividend in June 2005. Prior to 2005, we had not paid dividends since 1986.

(d)	During 2007, we issued $500 million in senior notes primarily to fund the acquisition of the Los Angeles refinery and voluntarily prepaid the remaining $14 million on our senior subordinated notes. During 2005, we voluntarily prepaid the remaining $96 million of senior secured term loans and refinanced nearly $1 billion of outstanding senior notes through a $900 million notes offering and a $92 million prepayment of debt. During 2004, we voluntarily prepaid the $297.5 million of outstanding senior subordinated notes and $100 million of senior secured term loans.

(e)	Capital expenditures include accruals for capital, but exclude amounts for refinery turnaround spending and other maintenance costs and acquisitions.

(f)	Volumes for 2007 include amounts from the Los Angeles refinery since we acquired it on May 10, 2007, averaged over 365 days. Throughput and yield for the Los Angeles refinery averaged over the 235 days of operation that we owned the refinery were 106 Mbpd and 114 Mbpd, respectively.

(g)	Sources of total refined product sales include refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales were reduced by 66 Mbpd and 23 Mbpd during 2007 and 2006, respectively, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis upon adoption of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” effective January 1, 2006 (see our consolidated financial statements in Item 8 for further information).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 54 and “Risk Factors” on page 20 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

BUSINESS STRATEGY AND OVERVIEW

Our strategy is to create a value-added refining and marketing business that has (i) economies of scale, (ii) a competitive cost structure, (iii) effective management information systems that enable success and (iv) outstanding employees focused on achieving operational excellence in a global market in order to provide stockholders with competitive returns in any economic environment.

Our goals are focused on: (i) operating our facilities in a safe, reliable, and environmentally responsible way; (ii) improving cash flow by achieving greater operational and administrative efficiencies; and (iii) using excess cash flows from operations in a balanced way to create further shareholder value.

During 2007, we achieved the following relative to our goals, which are further described below under “Results of Operations” and “Capital Resources & Liquidity”:

•	We acquired and fully integrated the Los Angeles refinery and retail networks of 276 Shell® branded and 138 USA Gasolinetm branded retail stations.

•	Prior to completing the acquisitions, we set a year-end goal to reduce our debt to capitalization ratio to or below 40%. As of December 31, 2007 our debt to capitalization ratio was 35%.

•	Achieved $45 million in synergies during 2007 through our acquisitions, mainly through shared crude cargo benefits.

•	Our cash flows from operating activities were $1.3 billion, an increase of $183 million from 2006.

•	In June 2007, we doubled the cash dividend on our common stock from $0.05 per share (reflects May 2007 two-for-one stock split) to $0.10 per share. We paid cash dividends on common stock totaling $48 million or $0.35 per share during 2007.

•	Excluding the Los Angeles refinery, we achieved average throughput of 526,500 barrels per day, which was just below the 529,600 barrels per day record set in 2005.

•	We managed the largest capital program in our history totaling $789 million and completed several strategic capital projects during 2007 as described below.

Industry Overview and Outlook

The global fundamentals of the refining industry remained strong during 2007. Continued demand growth in developing areas such as India and China and global political concerns supported high prices for crude oil and refined products. In the U.S., refining margins remained above historical levels during the first half of 2007 in part due to the following:

•	continued gasoline and diesel demand growth coupled with limited production capacity;

•	lower refinery utilization due to heavy industry turnaround activity and unplanned outages;

•	low product inventories;

•	a continuing reliance on gasoline imports; and

•	new lower sulfur standards for non-road diesel, which went into effect on June 1, 2007.

During the second half of 2007, industry refined product margins on the U.S. West Coast declined substantially as moderately rising product prices lagged rapidly rising crude oil prices. The average cost of Alaska North Slope (“ANS”) crude oil (presented in the graph below), for example, increased by approximately $11 per barrel during the third quarter and $23 per barrel during the fourth quarter, as compared to the 2007 second quarter. The rapid increase in crude oil prices reflects continued worldwide demand growth, concerns over declining crude oil supplies, the weakening U.S. dollar and investment fund speculation. While crude prices rose sharply, product prices on the U.S. West Coast increased only moderately during the last half of 2007 reflecting lower product demand and rising product inventories. Product demand on the U.S. West Coast was negatively impacted due to the weakening U.S. economy, seasonality and inclement weather in California during December. In addition to weakening product demand, the increase in product inventories was also a result of strong refinery utilization during the fourth quarter.

The following three factors should have a positive impact on industry refining margins beginning late in the first quarter of 2008: (i) lower planned industry production runs combined with the impact of planned turnarounds, (ii) the seasonal reductions of gasoline inventories due to the transition into summer-grade gasoline and (iii) increased seasonal demand. While we continue to be concerned about demand growth and the potential for a U.S. recession, we believe U.S. West Coast industry refining margins should return to their five-year historical averages for the remainder of 2008.

Acquisitions

Los Angeles Assets

On May 10, 2007 we acquired a 100 thousand barrels per day (“Mbpd”) refinery and a 42 Mbpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The purchase price of the Los Angeles Assets was paid for with $1.0 billion of debt and the remainder with cash on hand. Borrowings totaling

$500 million under our revolver were repaid in 2007 with cash flows from operating activities. For further information on our financing of the acquisition, see “Capital Resources and Liquidity — Capitalization” herein.

We expect to realize annual recurring synergies of approximately $100 million in connection with our acquisitions through our crude oil purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market. During 2007, we achieved approximately $45 million of our $100 million synergy goal mainly through shared crude cargo benefits.

Based on our most recent estimates, we expect to spend approximately $1.2 billion to $1.4 billion from 2008 through 2012 for projects to improve reliability, energy efficiency and conversion capability and to upgrade refinery infrastructure to comply with regulatory requirements at the Los Angeles refinery. The projects include an upgrade project designed to increase heavy crude processing capacity, which is under further review and evaluation. The project, if approved, would cost between $200 million to $350 million with estimated completion by the end of 2012. We are also planning to install a new cogeneration facility and boilers to reduce air emissions and improve reliability and efficiency. This project, if approved, would cost approximately $250 million to $325 million with estimated completion in late 2010. These projects continue to be under evaluation. The cost estimates are subject to further review and analysis.

Our regulatory projects include replacing underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in 2014 and will cost approximately $80 million. Our regulatory projects also include a fuel gas treating unit designed to reduce fuel gas sulfur and new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We project to spend approximately $75 million through 2011 to complete the fuel gas treating unit project and approximately $50 million through 2009 to install the flare gas recovery compressors. These cost estimates are subject to further review and analysis.

Spending on refinery turnaround and other maintenance at the Los Angeles refinery is expected to be approximately $200 million to $225 million from 2008 through 2012. These cost estimates are subject to further review and analysis.

USA Petroleum Retail Stations

On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA Gasolinetm brand name was paid in cash totaling $286 million (including inventories of $15 million and direct costs of $3 million).

This acquisition, along with the acquired 276 Shell branded retail stations, provides us with retail stations near our Golden Eagle and Los Angeles refineries that will allow us to optimize production, invest in refinery improvements and deliver more clean products into the California market. In addition, greater economies of scale were created as we nearly doubled our retail network by adding 414 retail stations.

Strategic Capital Projects

To achieve our strategy of a competitive cost structure and earning competitive returns in any margin environment, we focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency. Our 2008 capital budget is $966 million. All capital expenditures, whether actual or expected, include estimates of capitalized interest and labor. See “Capital Resources and Liquidity” for additional information related to our budgeted and actual capital spending.

Completed Strategic Capital Projects

During 2007, we completed the following strategic capital projects:

•	a diesel desulfurizer unit (10,000 bpd) at our Alaska refinery which enables us to manufacture ultra-low sulfur diesel (“ULSD”) and become the sole producer of ULSD in Alaska;

•	the Amorco wharf project at our Golden Eagle refinery which lowers our crude costs as we can now supply all of the refinery’s crude oil requirements by water;

•	two sulfur handling projects at our Washington refinery, which allow us to process a greater percentage of sour crude oils at the refinery; and

•	the control modernization project at our Golden Eagle refinery, which converted our older refinery control technologies to a modern digital system, allowing us to improve refining yields and reduce energy costs.

Golden Eagle Coker Modification Project

The $575 million coker modification project at our Golden Eagle refinery is currently scheduled to be substantially completed during the first quarter of 2008. The modification of our existing fluid coker unit to a delayed coker unit will enable us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. By extending the typical coker turnaround cycle from 2.5 years to 5 years, we will effectively increase clean fuels production and significantly reduce the duration and costs of coker turnarounds.

Future Strategic Capital Projects

During the third quarter of 2008, we expect to complete the selective hydrogenation unit (“SHU”) at our Washington refinery, which will reduce the sulfur content in gasoline. The SHU will allow a higher percentage of sour crude oils to be processed at the refinery.

Beyond 2008, we are currently evaluating several projects that focus on our strategic goals. At our Golden Eagle and Hawaii refineries we are evaluating crude oil flexibility projects that would allow us to process a more diverse slate of less expensive sour crude oils. These projects, if approved, would be completed by the end of 2012. At our Los Angeles refinery, we are also evaluating an upgrade project designed to increase heavy crude processing capacity as described above and projects to increase our capability of receiving waterborne crude oil through access at our Port of Long Beach terminal. We are also studying energy efficiency projects at all of our refineries. These projects are preliminary and are subject to further review and analysis.

Hawaii Refinery Initiatives

During 2007, gross refining margins at our Hawaii refinery declined by $164 million from 2006. The significant decline in gross refining margins year-over-year reflects the decrease in industry margins and the following factors:

•	Hawaii’s reliance on light sweet crude from Asia, which has been pricing at a premium;

•	finished product sales agreements that did not keep pace with rapidly rising crude prices; and

•	unplanned downtime on the refinery’s reformer unit and related repairs and maintenance expenses.

We have several initiatives to address these issues at Hawaii in 2008. These initiatives include:

•	changes to our crude slate to reduce the amount of Asian light sweet crudes;

•	achieving better value for finished products marketed in Hawaii; and

•	improving reliability primarily through (i) a control modernization project which also improves refining yields and reduces energy costs and (ii) a project to install a new electrical substation to improve electrical reliability, both of which are expected to be completed in 2008.

Cash Dividends

On January 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 17, 2008 to shareholders of record on March 3, 2008. During 2007, we paid cash dividends on common stock totaling $0.35 per share.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations is presented hereafter. The accompanying consolidated financial statements in Item 8, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results include the operations of the Los Angeles Assets and USA Petroleum Assets since their acquisition dates in May 2007.

Summary

Our net earnings for 2007 declined to $566 million ($4.06 per diluted share) from $801 million ($5.73 per diluted share) in 2006 due primarily to the following (these factors and other factors are more fully described in the following discussion and analysis):

•	substantially lower refined product margins on the U.S. West Coast during the second half of the year as crude oil prices rose rapidly and product prices increased only moderately;

•	significantly lower gross refining margins at our Hawaii refinery due, in part, to the factors previously described;

•	higher operating expenses reflecting increased repairs and maintenance expenses and employee costs;

•	the impact of rising crude oil costs on our non-trading derivative positions; and

•	increased selling, general and administrative expenses reflecting higher stock-based compensation and employee costs.

Net earnings for 2006 increased to $801 million ($5.73 per diluted share) from $507 million ($3.60 per diluted share) in 2005 primarily due to the following (these factors and other factors are more fully described in the following discussion and analysis):

•	higher refined product margins primarily due to strong product demand combined with extensive industry maintenance and unplanned downtime; and

•	lower interest expense as a result of debt reduction and refinancing in 2005 totaling $191 million.

Net earnings for 2006 included an after-tax charge of $17 million related to the termination of a delayed coker project at our Washington refinery. For 2005, net earnings included after-tax charges for debt refinancing and prepayment costs of $58 million and executive termination and retirement costs of $6 million.

Refining Segment

	2007	2006	2005
	(Dollars in millions except
	per barrel amounts)

Revenues
Refined products(a)	$20,906	$17,323	$15,587
Crude oil resales and other	627	564	782

Total Revenues	$21,533	$17,887	$16,369

Throughput(b)
Heavy crude(c)	137	96	92
Light crude(c)	429	415	418
Other feedstocks	29	18	20

Total Throughput	595	529	530

% Heavy Crude Oil of Total Refining Throughput(c)	23%	18%	17%

	2007	2006	2005
	(Dollars in millions except
	per barrel amounts)

Yield (thousand barrels per day)(b)
Gasoline and gasoline blendstocks	280	245	248
Jet Fuel	77	68	68
Diesel Fuel	129	121	118
Heavy oils, residual products, internally produced fuel and other	133	115	115

Total Yield	619	549	549

Gross refining margin ($/throughput barrel)(d)	$12.73	$13.62	$11.62
Manufacturing cost before depreciation and amortization(d) ($/throughput bbl)	$4.47	$3.57	$3.48
Segment Operating Income
Gross refining margin(e)	$2,762	$2,631	$2,246
Expenses
Manufacturing costs	971	689	673
Other operating expenses	236	178	182
Selling, general and administrative	43	26	27
Depreciation and amortization(f)	314	221	160
Loss on asset disposals and impairments	10	41	10

Segment Operating Income	$1,188	$1,476	$1,194

Refined Product Sales (thousand barrels per day)(a)(g)
Gasoline and gasoline blendstocks	319	280	294
Jet fuel	96	91	101
Diesel fuel	131	128	139
Heavy oils, residual products and other	97	87	75

Total Refined Product Sales	643	586	609

Refined Product Sales Margin ($/barrel)(g)
Average sales price	$89.47	$81.26	$70.20
Average costs of sales	78.14	69.42	60.28

Refined Product Sales Margin	$11.33	$11.84	$9.92

Refining Data by Region
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day)(b)(h)	222	165	165
Gross refining margin(b)(d)	$1,317	$1,148	$1,045
Gross refining margin ($/throughput barrel)(d)	$16.33	$19.08	$17.39
Manufacturing cost before depreciation and amortization(d) ($/throughput bbl)	$7.22	$5.57	$5.56

	2007	2006	2005
	(Dollars in millions except
	per barrel amounts)

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day)(h)	182	167	171
Gross refining margin(d)	$730	$706	$594
Gross refining margin ($/throughput barrel)(d)	$10.94	$11.57	$9.53
Manufacturing cost before depreciation and amortization(d) ($/throughput bbl)	$3.00	$2.88	$2.74
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)(h)	81	85	83
Gross refining margin(d)	$35	$199	$188
Gross refining margin ($/throughput barrel)(d)	$1.18	$6.44	$6.23
Manufacturing cost before depreciation and amortization(d) ($/throughput bbl)	$2.22	$1.84	$1.85
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)(h)	110	112	111
Gross refining margin(d)	$701	$577	$413
Gross refining margin ($/throughput barrel)(d)	$17.51	$14.06	$10.15
Manufacturing cost before depreciation and amortization(d) ($/throughput bbl)	$3.07	$2.96	$2.73

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $2.8 billion, $987 million and $873 million in 2007, 2006 and 2005, respectively. Intersegment refined product sales volumes totaled 42,700 bpd, 16,200 bpd and 16,900 bpd in 2007, 2006 and 2005, respectively.

(b)	Volumes and margins for 2007 include amounts for the Los Angeles refinery since acquisition on May 10, 2007, averaged over the periods presented. Throughput and yield averaged over the 235 days of operation were 106,000 bpd and 114,000 bpd, respectively.

(c)	In 2007, we redefined heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Previously, heavy crude oils were defined as crude oils with a gravity of 32 degrees or less. Heavy and light throughput volumes for the years ended December 31, 2006 and 2005 have been adjusted to conform to the 2007 presentation.

(d)	In 2007, we revised the calculation of gross refining margin per throughput barrel to include the effect of inventory changes. Inventory changes are the result of selling a volume and mix of product that is different than actual volumes manufactured. The amounts for the years ended December 31, 2006 and 2005 have been recalculated to conform to the 2007 calculation. Previously, gross refining margin per barrel was calculated based upon manufactured product volumes. Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(e)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a decrease of $21 million for the year ended

December 31, 2007 and an increase of $1 million and $6 million for the years ended December 31, 2006 and 2005, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.37, $1.06 and $0.75 for 2007, 2006 and 2005, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products. Total refined product sales were reduced by 66 Mbpd and 23 Mbpd during 2007 and 2006, respectively, as a result of recording certain purchases and sales transactions with the same counterparty on a net basis upon adoption of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” effective January 1, 2006 (see our consolidated financial statements in Item 8 for further information).

(h)	We experienced reduced throughput during scheduled turnarounds for the following refineries: the Los Angeles, Golden Eagle, and Utah refineries during 2007; the Golden Eagle, Washington and Alaska refineries during 2006; and the Golden Eagle, Washington and Hawaii refineries during 2005.

2007 Compared to 2006

Overview.  The decrease in operating income of $288 million during 2007 was primarily due to reduced gross refining margins per barrel and increased operating expenses and depreciation and amortization, partially offset by increased throughput. During 2007, total gross refining margin per barrel decreased by 7% from 2006, reflecting significantly lower industry margins on the U.S. West Coast during the last six months of 2007. U.S. refined product margins during the first six months of 2007 remained well above historical levels primarily due to strong product demand, lower industry refinery utilization due to heavy turnaround activity and unplanned outages, low product inventories and the introduction of new lower sulfur requirements for non-road diesel beginning June 1, 2007. However, during the second half of 2007 industry refined product margins on the U.S. West Coast fell substantially as moderately rising product prices lagged rapidly rising crude oil prices as described above in “Industry Overview”. Industry margins on the U.S. West Coast in the second half of 2006 were much stronger compared to the second half of 2007 reflecting stronger product demand, lower average product inventories and the introduction of new sulfur requirements for gasoline and diesel. In addition, during the 2006 fourth quarter we experienced record industry margins due to extensive industry turnaround activity and unplanned downtime on the U.S. West Coast.

Gross Refining Margins.  On an aggregate basis, our total gross refining margins increased to $2.8 billion in 2007 from $2.6 billion in 2006, reflecting increased refining throughput as a result of acquiring the Los Angeles refinery partly offset by lower per barrel gross refining margins particularly at our Hawaii refinery. Discussion of our results by refining region is presented below.

•	During 2007, gross refining margins in our California and Pacific Northwest regions declined 15% and 3%, respectively. The sharp decline in U.S. West Coast industry margins during the second half of 2007, compared to the same period in 2006 when industry refining margins in the region were robust, resulted in a decline in our gross refining margins during 2007. Other factors that negatively impacted our gross refining margins in the California region during 2007 included: (i) the scheduled refinery maintenance turnarounds at our Golden Eagle refinery of the fluid catalytic cracker (“FCC”) and hydrocracking units and subsequent extension of the FCC turnaround during the first quarter due to unanticipated repairs and equipment malfunctions; (ii) unscheduled downtime at our Golden Eagle refinery during the third quarter which increased feedstock costs and reduced throughput; and (iii) contractual purchase commitments and certain refinery logistical limitations at our Los Angeles refinery which limited our ability to capture the cost differentials between foreign sourced and local crudes. We have identified opportunities to improve our optimization of foreign sourced crude purchases at our Los Angeles refinery and we expect to realize these opportunities beginning in 2008. The Pacific Northwest region was negatively impacted by unscheduled maintenance of the boiler unit for the FCC and scheduled maintenance on two hydrotreating units at our

Washington refinery during the third quarter resulting in reduced operating income of approximately $12 million.

•	In our Mid-Pacific region, gross refining margins declined 82% during 2007, reflecting the decline in U.S. West Coast industry margins during the second half of 2007. Crude oil costs in the region were impacted as Asian sweet crude oils realized higher premiums due to strong Asian demand. At the same time, several of our term product contracts have lagging pricing provisions, which prevented us from fully passing along the rising crude oil costs. In addition, an unplanned outage of the Hawaii refinery’s reformer unit during the fourth quarter negatively impacted results by an estimated $30 million, including $10 million of higher repairs and maintenance expenses.

•	In our Mid-Continent region, gross refining margins increased 21% per barrel during 2007 reflecting strong product demand from the farming sector and unplanned refinery outages at several refineries during the first half of 2007. We were also able to take advantage of more discounted local light sweet crudes during the 2007 fourth quarter.

Our gross refining margins were also impacted by our non-trading derivative positions during 2007. Our derivative positions were negatively impacted by rapidly rising crude oil costs, which reduced our gross refining margins by $104 million year-over-year. During 2007 and 2006, our derivative positions resulted in a $61 million loss and a $43 million gain, respectively. For additional information relating to our non-trading derivative program see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included herein.

Refining Throughput.  Total refining throughput averaged 595 Mbpd in 2007 compared to 529 Mbpd during 2006, primarily reflecting average refining throughput at our Los Angeles refinery of 68 Mbpd (see footnote (b) of the table above for information related to refining throughput at our Los Angeles refinery). Excluding the Los Angeles refinery, we continued to achieve near record throughput levels reflecting on-going reliability and operating efficiencies. Scheduled downtime during 2007 and 2006 that negatively impacted refining throughput is described in footnote (h) of the table above. We also experienced unscheduled downtime in 2007 at our Golden Eagle, Washington and Hawaii refineries as described above. During 2006, we experienced unscheduled downtime at our Alaska refinery as a result of the grounding of our time-chartered vessel which impacted the supply of feedstocks to the refinery.

Refined Product Sales.  Revenues from sales of refined products increased 21% during 2007 primarily due to higher average refined product sales prices and increased refined product sales volumes. Our average refined product sales price increased 10% to $89.47 per barrel reflecting the increase in crude oil prices. Total refined product sales volumes increased 57 Mbpd in 2007, primarily reflecting additional sales volumes from our Los Angeles refinery.

Expenses.  Our average costs of sales increased 13% to $78.14 per barrel during 2007, reflecting the significant increase in crude oil prices during the year. Manufacturing and other operating expenses increased to $1.2 billion in 2007, compared with $867 million in 2006, with $196 million of the increase incurred by the Los Angeles refinery. The remaining increase of $144 million reflects higher repairs and maintenance expenses of $52 million, increased employee costs of $42 million, higher marine charter expenses of $22 million and increased utilities costs of $18 million. Depreciation and amortization increased to $314 million in 2007, compared to $221 million in 2006, reflecting depreciation and amortization of $48 million associated with the Los Angeles refinery and increased depreciation from our recent investments in capital projects. Loss on asset disposals and impairments decreased by $31 million primarily due to charges of $28 million during 2006 relating to the termination of a delayed coker project at our Washington refinery. We anticipate our operating expenses during 2008 at our Los Angeles refinery will be consistent with the 2007 fourth quarter primarily due to continued elevated repair and maintenance costs to address aging assets and front-end engineering costs for our capital projects that are not capitalized. However, over the next five years we expect to decrease our operating expenses at the refinery by an estimated 25% as inflationary cost increases are more than offset by lower energy and repair and maintenance costs. We expect to reduce energy costs (assuming energy prices are comparable to 2007) as a result of planned capital projects including a new cogeneration facility and boilers as discussed above in “Business Strategy and Overview”. We also estimate that repair and maintenance costs beyond 2008 will be lower as a result of implementing new maintenance efficiency and reliability programs along with benefits from our planned capital projects.

2006 Compared to 2005

Overview.  The increase in operating income of $282 million was primarily due to increased gross refining margins, partially offset by higher depreciation expense and the increased loss on asset disposals and impairments. Total gross refining margins increased 17% from 2005 reflecting higher industry margins in all of our regions. The higher industry margins in 2006 reflected the following factors:

•	continued strong demand for refined products;

•	limited production capacity in the U.S.;

•	a stronger reliance on gasoline imports;

•	strong global economic growth;

•	the introduction of new sulfur requirements for gasoline and diesel;

•	the elimination of MTBE;

•	extended downtime at three refineries in the U.S. Gulf Coast damaged by hurricanes in 2005; and

•	higher than normal industry turnaround activity during the first half of 2006 and extensive turnaround activity on the U.S. West Coast in the 2006 fourth quarter.

During the second half of 2005, industry margins were higher than the same period in 2006 due to production and supply disruptions on the U.S. Gulf Coast caused by hurricanes Katrina and Rita.

Gross Refining Margins.  On an aggregate basis, our total gross refining margins increased to $2.6 billion in 2006 from $2.2 billion in 2005, reflecting higher per barrel gross refining margins in all of our regions, particularly in our Mid-Continent and Pacific Northwest regions.

•	In our Mid-Continent region, gross refining margins increased 40% during 2006, reflecting lower feedstock costs due to higher local crude production and strong diesel demand. During 2005, margins in our Mid-Continent region were negatively impacted by certain factors primarily during the first quarter, including higher crude oil costs due to Canadian production constraints and a depressed market in the Salt Lake City area due to record high first quarter production in PADD IV.

•	In our Pacific Northwest region, gross refining margins increased 19% year-over-year despite a scheduled turnaround at our Washington refinery during the fourth quarter. Margins were positively impacted by continued strong demand on the U.S. West Coast along with higher than normal industry maintenance and unscheduled refining industry downtime. By comparison, certain factors negatively impacted our gross refining margins in 2005. During the 2005 first quarter, margins in our Pacific Northwest region were negatively impacted as our Washington refinery completed a scheduled turnaround of the crude and naphtha reforming units and incurred unscheduled downtime of certain processing equipment. In addition, our gross refining margins in the region during the first half of 2005 were negatively impacted as the increased differential between light and heavy crude oil depressed the margins for heavy fuel oils.

Refining Throughput.  Total refining throughput averaged 529 Mbpd in 2006 compared to 530 Mbpd during 2005. During 2006, we continued to achieve near record throughput levels reflecting on-going reliability and operating efficiencies due to recent scheduled turnarounds. In addition, our on-going process controls modernization programs at our Golden Eagle and Washington refineries contributed to higher throughput during the second half of 2006. Scheduled downtime during 2006 and 2005 that negatively impacted refining throughput is described in footnote (h) of the table above. During 2006, we experienced unscheduled downtime at our Alaska refinery as a result of the grounding of our time-chartered vessel which impacted the supply of feedstocks to the refinery. During 2005, we had unscheduled downtime at our Golden Eagle and Washington refineries.

Refined Product Sales.  Revenues from sales of refined products increased 11% to $17.3 billion in 2006 from $15.6 billion in 2005, primarily due to significantly higher average refined product sales prices, partially offset by lower refined product sales volumes. Our average refined product prices increased 16% to $81.26 per barrel reflecting the continued strength in product demand. Total refined product sales averaged 586 Mbpd in 2006, a decrease of 23 Mbpd from 2005, reflecting recording certain purchases and sales transactions on a net basis as described in footnote (g) of the table above.

Expenses.  Our average costs of sales increased 15% to $69.42 per barrel during 2006, reflecting significantly higher average feedstock prices. Manufacturing and other operating expenses increased to $867 million in 2006, compared with $855 million in 2005, primarily due to increased employee costs of $23 million, higher repairs and maintenance of $11 million and increased catalyst and chemical costs of $8 million. The increase was partially offset by reclassifying certain pipeline and terminal costs of $37 million in 2006 from other operating costs to costs of sales. Depreciation and amortization increased to $221 million in 2006, compared to $160 million in 2005 due in part to additional depreciation of $50 million due to shortening the estimated lives and recording asset retirement obligations of certain assets at our Golden Eagle refinery beginning in the fourth quarter of 2005. The increase in depreciation and amortization also reflects increasing capital expenditures. Loss on asset disposals and impairments increased to $41 million in 2006 from $10 million in 2005, primarily due to pretax charges of $28 million related to the termination of a delayed coker project at our Washington refinery.

Retail Segment

	2007	2006	2005
	(Dollars in millions except per gallon amounts)

Revenues
Fuel	$2,946	$1,060	$944
Merchandise and other(a)	221	144	141

Total Revenues	$3,167	$1,204	$1,085

Fuel Sales (millions of gallons)	1,098	434	449
Fuel Margin ($/gallon)(b)	$0.15	$0.17	$0.16
Merchandise Margin (in millions)	$52	$38	$36
Merchandise Margin (percent of revenues)	26%	27%	26%
Average Number of Retail Stations (during the period)
Company-operated	362	204	213
Branded jobber/dealer	384	261	281

Total Average Retail Stations	746	465	494

Segment Operating Income (Loss)
Gross Margins
Fuel(c)	$164	$72	$71
Merchandise and other non-fuel margin	69	41	39

Total gross margins	233	113	110
Expenses
Operating expenses	182	87	90
Selling, general and administrative	24	25	25
Depreciation and amortization	28	16	17
Loss on asset disposals and impairments	7	6	9

Segment Operating Loss	$(8)	$(21)	$(31)

(a)	Merchandise and other includes other revenues of $16 million in 2007 and $3 million in both 2006 and 2005.

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

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market. See footnote (a) on page 35.

2007 Compared to 2006 — The operating loss for our retail segment was $8 million during 2007, compared to an operating loss of $21 million in 2006. Total gross margins increased by $120 million to $233 million reflecting significantly increased fuel and merchandise volumes due to the increase in retail stations, partially offset by slightly lower fuel margins. Total gallons sold increased 664 million, reflecting the increase in the average retail station count during 2007. The 414 Shell® and USA Gasolinetm sites acquired in May 2007 contributed gross margins of $118 million and fuel sales of 643 million gallons. The remaining increase in gross margins of $2 million and fuel sales of 21 million gallons reflects an increase in our Tesoro-branded jobber/dealer retail stations. Fuel margin decreased to $0.15 per gallon in 2007 as retail prices lagged rising wholesale prices.

Revenues on fuel sales increased to $2.9 billion in 2007 from $1.1 billion in 2006, reflecting increased sales volumes and higher sales prices. Revenues on fuel sales from our acquired Shell® and USA Gasolinetm branded stations totaled $1.8 billion during 2007. Costs of sales increased in 2007 due to increased sales volumes and higher average prices for purchased fuel. Operating expenses increased $95 million during 2007, of which $84 million represents operating expenses incurred by our acquired stations.

2006 Compared to 2005 — The operating loss for our retail segment was $21 million during 2006, compared to an operating loss of $31 million in 2005. Total gross margins increased to $113 million during 2006 from $110 million during 2005 reflecting slightly higher fuel margins, partly offset by lower sales volumes. Total gallons sold decreased to 434 million from 449 million, reflecting the decrease in average retail station count to 465 in 2006 from 494 in 2005. The decrease in average retail station count reflects the rationalization of our retail assets, including the sale of 13 company-operated retail stations in August 2006.

Revenues on fuel sales increased to $1.1 billion in 2006 from $944 million in 2005, reflecting higher sales prices, partly offset by lower sales volumes. Costs of sales increased in 2006 due to higher average prices of purchased fuel, partly offset by lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $263 million in 2007 increased from $176 million in 2006. The increase during 2007 was primarily due to higher stock-based compensation costs of $31 million, higher employee expenses of $31 million reflecting increases in total employee head count, increased contract labor expenses of $12 million primarily associated with software implementation, and integration expenses related to our acquisitions totaling $11 million.

Selling, general and administrative expenses of $176 million in 2006 decreased from $179 million in 2005. The decrease during 2006 was primarily due to higher employee expenses of $15 million in 2006, offset by lower contract labor expenses of $8 million in 2006 and charges in 2005 totaling $11 million for the termination and retirement of certain executive officers.

Interest and Financing Costs

Interest and financing costs were $95 million in 2007 compared to $77 million in 2006. The increase was primarily due to the additional debt we incurred during the 2007 second quarter in connection with our acquisition of the Los Angeles Assets. See “Capital Resources and Liquidity” for information on our borrowings associated with our acquisitions in 2007.

Interest and financing costs were $77 million in 2006 compared to $211 million in 2005. During 2005, we incurred debt refinancing and prepayment costs totaling $92 million associated with the refinancing of our 8% senior secured notes and 95/8% senior subordinated notes, and charges of $3 million in connection with voluntary debt prepayments. Excluding these refinancing and prepayment costs, interest and financing costs decreased by

$39 million during 2006, primarily due to lower interest expense associated with the refinancing and debt reduction during 2005 totaling $191 million.

Interest Income and Other

Interest income and other decreased to $33 million during 2007 from $46 million in 2006 reflecting a significant decrease in our cash investments due to the use of cash to partially fund our acquisitions in May 2007 and make repayments on our revolver. See “Capital Resources and Liquidity” for additional information on the use of cash to partially fund our acquisitions in 2007.

Interest income and other increased to $46 million during 2006 from $15 million in 2005. The increase reflects the significant increase in invested cash balances along with higher interest rates and a $5 million gain associated with the sale of our leased corporate headquarters by a limited partnership in which we were a 50% partner.

Income Tax Provision

The income tax provision amounted to $339 million in 2007 compared to $485 million in 2006 and $324 million in 2005. The fluctuations reflect changes in earnings before income taxes. The combined federal and state effective income tax rates were approximately 37%, 38% and 39% in 2007, 2006 and 2005, respectively. The decrease in our effective income tax rate during 2007 was primarily a result of an increase in the federal tax deduction for domestic manufacturing activities. The decrease in our effective income tax rate from 2005 to 2006 was primarily a result of a decrease in our state effective income tax rate.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 54 and “Risk Factors” on page 20 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended 2007 with $23 million of cash and cash equivalents, $120 million of borrowings under our revolver, and $1.4 billion in available borrowing capacity under our credit agreement after $254 million in outstanding letters of credit. We also have two separate letter of credit agreements of which we had $126 million available after $204 million in outstanding letters of credit as of December 31, 2007. We believe available capital resources will be adequate to meet our capital expenditures, working capital and debt service requirements.

Acquisitions

On May 10, 2007, we acquired the Los Angeles Assets for $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). To fund the acquisition, we issued $500 million aggregate principal amount of 6 1/2% senior notes due 2017, borrowed $500 million under our amended and restated credit agreement and paid the remainder with cash on hand. The borrowings totaling $500 million under our revolver were repaid in 2007 with cash flows from operating activities. On May 1, 2007, we paid $286 million in cash (including inventories of $15 million and direct costs of $3 million) for the USA Petroleum Assets, including the USA Gasolinetm brand name. See Note C of the consolidated financial statements in Item 8 for further information.

Cash Settlement with Tosco Corporation

On March 2, 2007, we settled our dispute with Tosco Corporation concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million in cash from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement payment we released and agreed to indemnify ConocoPhillips from both Tosco’s obligations concerning all environmental conditions at the refinery and Phillips Petroleum’s liabilities for environmental conditions as a former owner of the refinery. Upon settlement, the $58.5 million settlement was included in our environmental reserves. See “Environmental and Other” below for further information.

Cash Dividends

On January 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 17, 2008 to shareholders of record on March 3, 2008. During 2007, we paid cash dividends on common stock totaling $0.35 per share. In May 2007, our Board of Directors increased our quarterly cash dividend from $0.05 per share (post stock split) to $0.10 per share.

Capitalization

Our capital structure at December 31, 2007 was comprised of (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$120
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
Junior subordinated notes due 2012	112
Capital lease obligations and other	27

Total debt	1,659
Stockholders’ equity	3,052

Total Capitalization	$4,711

At December 31, 2007, our debt to capitalization ratio was 35%, compared to 29% at year-end 2006, reflecting the additional indebtedness incurred for the acquisition of the Los Angeles Assets and borrowings under our credit agreement.

Our credit agreement and senior notes impose various restrictions and covenants as described below that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. We do not believe that the limitations will restrict our ability to pay cash dividends or repurchase stock under our current programs.

Credit Agreement — Revolving Credit Facility

On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.2 billion as of December 31, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2007, we had $120 million in borrowings and $254 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.4 billion or 80% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.25% at December 31, 2007) or a Eurodollar rate (4.85% at December 31, 2007) plus an applicable margin. The applicable margin at December 31, 2007 was 1.00% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.00% at December 31, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2007.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a certain level of available borrowing capacity and specified levels of tangible net worth. For the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

Letter of Credit Agreements

We have two separate letter of credit agreements for the purchase of foreign crude oil providing up to $250 million and $80 million in letters of credit. The $250 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.00%. As of December 31, 2007, we had $127 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $123 million, or 49% of total capacity under this credit agreement.

The $80 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 0.80%. As of December 31, 2007, we had $77 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $3 million, or 4% of total capacity under this credit agreement.

364-Day Term Loan

On May 11, 2007, we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid and terminated this loan, using the net proceeds from the 6 1/2% senior notes offering and cash on hand.

6 1/2% Senior Notes Due 2017

On May 29, 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 1, 2017. The proceeds from the notes offering, together with cash on hand, were used to repay borrowings under our 364-day term loan. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2012 at premiums of 3.25% through May 31, 2013; 2.17% from June 1, 2013 through May 31, 2014; 1.08% from June 1, 2014 through May 31, 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

6 1/4% Senior Notes Due 2012

In November 2005, we issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

6 5/8% Senior Notes Due 2015

In November 2005, we issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

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

Junior Subordinated Notes Due 2012

In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which was non-interest bearing through May 16, 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which incurred interest at 7.47% from May 17, 2003 through May 16, 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2007	2006	2005

Cash Flows From (Used In):
Operating Activities	$1,322	$1,139	$758
Investing Activities	(2,838)	(430)	(254)
Financing Activities	553	(163)	(249)

Increase (Decrease) in Cash and Cash Equivalents	$(963)	$546	$255

Net cash from operating activities during 2007 totaled $1.3 billion, compared to $1.1 billion from operating activities in 2006. This increase was primarily due to favorable working capital changes reflecting an increase in accounts payable due to the acquisitions and higher crude oil costs, and higher depreciation and amortization, partially offset by lower cash earnings. Net cash used in investing activities of $2.8 billion in 2007 was primarily for acquisitions and capital expenditures. Net cash from financing activities primarily reflects the indebtedness incurred as part of the acquisition of the Los Angeles Assets and borrowings on the revolver, partially offset by dividend payments of $48 million. Gross borrowings under our revolving credit agreement totaled $1 billion, and we repaid $940 million of these borrowings during 2007. Working capital totaled $106 million at December 31, 2007 compared to $1.1 billion at December 31, 2006, primarily due to decreases in cash as a result of partially funding the acquisitions with cash and repayments on our revolver.

Net cash from operating activities during 2006 totaled $1.1 billion, compared to $758 million from operating activities in 2005. This increase was primarily due to higher cash earnings and slightly lower working capital requirements. Net cash used in investing activities of $430 million in 2006 was primarily for capital expenditures. Net cash used in financing activities primarily reflects repurchases of our common stock totaling $151 million (including $148 million under our common stock repurchase program) and dividend payments of $27 million. We did not have any borrowings or repayments under the revolving credit facility during 2006. Working capital totaled $1.1 billion at December 31, 2006 compared to $713 million at December 31, 2005, primarily due to the increase in cash during 2006.

Net cash from operating activities during 2005 totaled $758 million. Net cash used in investing activities of $254 million in 2005 was primarily for capital expenditures. Net cash used in financing activities primarily reflects our voluntary prepayment of senior secured term loans, prepayments of our outstanding 8% senior secured notes and 9 5/8% senior subordinated notes in connection with the refinancing, and associated debt refinancing and prepayment costs. We also repurchased $15 million of common stock (including $14 million associated with the common stock repurchase program) and paid $14 million of dividends to stockholders. Gross borrowings and repayments under the revolving credit facility each amounted to $463 million during 2005.

Capital Expenditures

During 2007, our capital expenditures totaled $789 million (including accruals) and included the following major projects: $372 million for the delayed coker modification project (Golden Eagle), $41 million for the removal of atmospheric blowdown towers (Golden Eagle); $19 million for reconfiguring and replacing above-ground storage tank systems and upgrading piping (Golden Eagle); $10 million for control systems modernization (Golden Eagle); $18 million for the wharf expansion project (Golden Eagle); $28 million for a diesel desulfurizer unit (Alaska); and $19 million for sulfur handling projects (Washington). At our Los Angeles refinery we spent $41 million since acquisition during 2007.

Our 2008 capital budget is $966 million. Amounts included in the 2008 capital budget are $55 million for a gasoline hydrotreater (Utah), $76 million to complete the delayed coker project (Golden Eagle), $45 million for a flare gas recovery project (Los Angeles), $35 million for design work related to a cogeneration facility and boiler replacement project (Los Angeles), $30 million for design work related to a heavy crude processing upgrade project (Los Angeles) and $15 million for a selective hydrogenation unit (Washington).

See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.

Refinery Turnaround Spending

For refinery turnarounds, we spent $120 million, primarily at our Golden Eagle, Los Angeles and Utah refineries, and an additional $23 million for other maintenance during 2007. In 2008, we expect to spend approximately $113 million for refinery turnarounds, primarily at our Golden Eagle, Los Angeles and Washington refineries, and an additional $22 million for other maintenance. Refining throughput and yields in 2008 will be affected by scheduled turnarounds at our Golden Eagle and Washington refineries during the first quarter and our Los Angeles refinery during the fourth quarter.

Long-Term Commitments

Contractual Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes I and M in our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The following table summarizes our annual contractual commitments as of December 31, 2007 (in millions):

Contractual Obligation	2008	2009	2010	2011	2012	Thereafter

Long-term debt obligations(1)	$111	$111	$111	$111	$825	$2,795
Capital lease obligations(2)	5	5	4	3	3	24
Operating lease obligations(2)	200	204	177	151	114	417
Crude oil supply obligations(3)	33,622	1,295	1,087	618	—	—
Other purchase obligations(4)	51	51	51	52	43	31
Capital expenditure obligations	61	—	—	—	—	—
Projected pension contributions(5)	—	—	—	—	—	—

Total Contractual Obligations	$34,050	$1,666	$1,430	$935	$985	$3,267

(1)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(2)	Capital lease obligations include amounts classified as interest. Operating lease obligations represent our future minimum lease commitments. Operating lease commitments for 2008 include lease arrangements with initial terms of less than one year.

(3)	Represents an estimate of our contractual purchase commitments for the supply of crude oil feedstocks, with remaining terms ranging from 6 months to 4 years. Prices under these term agreements generally fluctuate with market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices as of December 31, 2007, ranging by crude oil type from $71 per barrel to $90 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil feedstocks under short-term renewable contracts and in the spot market, which are not included in the table above.

(4)	Represents primarily long-term commitments to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(5)	Although we have no minimum required contribution obligation to our pension plan under applicable laws and regulations, we currently project to voluntarily contribute approximately $20 million in 2008. Amounts are subject to change based on the performance of the assets in the plan, the discount rate used to determine the obligation, and other actuarial assumptions. See “Critical Accounting Policies” for further information related to our pension plan. We are unable to project benefit contributions beyond 2012.

In addition to the amounts shown in the table above, $44 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of

$23 million at December 31, 2007. See Note K in our consolidated financial statements in Item 8 for further information.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note M to our consolidated financial statements, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

Tesoro is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in certain emission sources.

Conditions may develop that cause increases or decreases in future expenditures for our various sites, including, but not limited to, our refineries, tank farms, pipelines, retail stations (operating and closed locations) and refined products terminals, and for compliance with the Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures. For further information on environmental matters and other contingencies, see Note M in our consolidated financial statements in Item 8.

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters. Changes in our environmental liabilities for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Years Ended
	December 31,
	2007	2006

Balance at beginning of year	$23	$32
Additions	29	10
Expenditures	(24)	(19)
Acquisitions	3	—
Settlement agreement	59	—

Balance at end of year	$90	$23

On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement proceeds we assumed responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. At December 31, 2007, our accrual for these environmental liabilities totaled $64 million. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds attributable to Tosco. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

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

In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. In January 2008, we agreed to settle this matter for $1.5 million pending the negotiation of a final agreement with the District. A reserve for this matter is included in the environmental accruals referenced above.

In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”) concerning our Washington refinery. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.

Other Environmental Matters

We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. In December 2007, we agreed to participate in a proposed settlement of seven and part of an eighth of the pending cases subject to negotiation of settlement documents. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the cases included in the proposed settlement is included in other accrued liabilities. We believe the final resolution of these cases will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.

On January 25, 2008 we received an offer of settlement from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance that an adverse resolution of the matter described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods.

On December 12, 2007 we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operations.

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. We are installing a gasoline hydrotreater at our Utah refinery to satisfy the requirements of the regulations. During 2007, we spent $9 million and have budgeted an additional $60 million through 2009 to complete the project. Our other refineries will not require additional capital spending to meet the low sulfur gasoline standards.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture ultra-low sulfur diesel. We spent $28 million on this project in 2007. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.

In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $300 million to $400 million between 2008 and 2011 to meet the new regulations at five of our refineries. These cost estimates are subject to further review and analysis. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.

During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital for this project is estimated to be $575 million, which includes remaining spending of $76 million in 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $499 million from inception of the project, of which $372 million was spent in 2007.

The Los Angeles refinery is subject to extensive environmental requirements. The Los Angeles refinery will reduce NOx emissions by the end of 2010 in response to regulations imposed by the South Coast Air Quality Management District. Our current plans for compliance include the replacement of our less efficient power cogeneration units and steam boilers. We expect to spend approximately $250 million to $325 million with estimated completion in late 2010. We also will replace underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in 2014 and will cost approximately $80 million. Our regulatory requirements also include a fuel gas treating unit designed to reduce fuel gas sulfur and new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We project to spend approximately $75 million through 2011 to complete the fuel gas treating unit project and approximately $50 million through 2009 to install the flare gas recovery compressors. These cost estimates are subject to further review and analysis.

We have developed a plan to eliminate the use of any atmospheric blowdown towers by constructing alternative emission control units at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have spent $41 million during 2007 and we have budgeted an additional $135 million through 2010 to complete this project at two of our refineries.

In connection with the 2002 acquisition of our Golden Eagle refinery, we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions required by a Consent Decree with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act. We spent $1 million during 2007 and have budgeted an additional $17 million through 2011 to satisfy the requirements of the Consent Decree.

We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $19 million during 2007 and we have budgeted an additional $90 million through 2011. We also spent $3 million during 2007 and we expect to spend an additional $65 million through 2010 to upgrade a marine oil wharf at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. This cost estimate is preliminary and subject to further review.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We spent $7 million during 2007 and we have budgeted an additional $10 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The California Air Resources Board regulations require the installation of enhanced vapor recovery systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We spent $2 million during 2007 and have budgeted approximately $17 million through 2009 to satisfy the requirements of the enhanced vapor recovery regulations.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things sets a target of 35 miles per gallon for the combined fleet of cars and light trucks by model year 2020 and modified the industry requirements for Renewable Fuel Standard (RFS). The RFS now stands at 9 billion gallons in 2008 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. These requirements are currently under study.

In June 2007, the California Resources Air Board proposed amendments to the predictive model for compliant gasoline in the state of California that decreases the allowable sulfur levels to a cap of 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $32 million through 2010 to meet the requirements.

Pension Funding

For all eligible employees, we provide a qualified defined benefit retirement plan with benefits based on years of service and compensation. Our long-term expected return on plan assets is 8.5%, and our funded employee pension plan assets experienced a return of $24 million in 2007 and $30 million in 2006. Based on a 6.1% discount rate and fair values of plan assets as of December 31, 2007, the fair values of the assets in our funded employee pension plan were equal to approximately 98% of the projected benefit obligation as of the end of 2007. However, the funded employee pension plan was 111% funded based on its “current liability,” which is a funding measure defined under applicable pension regulations. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2007, we voluntarily contributed $36 million to improve the funded status of the plan. We currently have no minimum required contribution obligation to our funded employee pension plan under applicable laws and regulations in 2008; however, we currently expect to contribute approximately $20 million in 2008. Future contributions are affected by returns on plan assets, employee demographics and other factors. See Note L in our consolidated financial statements in Item 8 for further discussion.

Claims Against Third-Parties

In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000 in Order 151, and held that we are entitled to receive approximately $52 million in refunds, including interest through the expected conclusion of appeals in 2008. In February 2008, the Alaska Supreme Court, affirmed the RCA’s Order 151.

In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006, 2007 and 2008 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Superior Court where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through December 31, 2007 (averaging approximately $3.87 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 48 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through December 31, 2007.

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

Inventory — Our inventories are stated at the lower of cost or market. We use the LIFO method to determine the cost of our crude oil and refined product inventories. The LIFO cost of these inventories is usually much less than current market value, however, a significant decline in market values of crude oil and refined products could impair the carrying values of these inventories. We had 29 million barrels of crude oil and refined product inventories at December 31, 2007 with an average cost of approximately $43 per barrel on a LIFO basis. If refined product prices decline below the average cost, then we would be required to write down the value of our inventories in future periods. The use of LIFO may also result in increases or decreases to costs of sales in years when inventory volumes decline and result in costs of sales associated with inventory layers recorded in prior periods.

Property, Plant and Equipment and Acquired Intangibles — We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, global economic conditions impacting the demand for these assets, and regulatory or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate these assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which the asset’s carrying value exceeds its fair value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future undiscounted cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasting the remaining useful lives of the assets. Actual results could differ from those estimates.

Goodwill — As of December 31, 2007 and 2006, we had goodwill of $92 million and $89 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows and market multiple analyses to determine the estimated fair value of our reporting units. The impairment test is susceptible to change from period to period as it requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Changes in market conditions could result in impairment charges in the future.

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

Environmental Liabilities - At December 31, 2007 and 2006, our total environmental liabilities included in accrued liabilities and other liabilities were $90 million and $23 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Generally, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a reasonably estimated cost based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties. Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our total accrued environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. Our estimated liabilities are not discounted to present value.

Income Taxes — As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets. Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of December 31, 2007. In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance. Beginning January 1, 2007 with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” we recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities (See “New Accounting Standards and Disclosures” for additional information).

Asset Retirement Obligations — We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including, among other things, projected cash flows, inflation, a credit-adjusted risk-free rate, the settlement dates or a range of potential settlement dates and the probabilities associated with the potential settlement dates. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates. Actual results could differ from those estimates. Our asset retirement obligations totaled $82 million and $52 million at December 31, 2007 and 2006, respectively. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipelines and certain terminals and retail stations, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, health care cost trends, inflation, retirement rates and mortality rates. We must also assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with the determination of these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status and a liability for our plans underfunded status. The funded status represents the difference between the fair value our plans assets and its projected benefit obligations. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2007 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Expected Rate of Return
Effect on net periodic pension expense	$(2.5)	$2.5
Discount Rate
Effect on net periodic pension expense	$(3.3)	$3.8
Effect on projected benefit obligation	$(28.6)	$33.1

See Note L in our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and other stock-based awards using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The assumptions used in the Black-Scholes option-pricing model require estimates of the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term and the number of awards that will be forfeited prior to the completion of their vesting requirements. Changes in our assumptions may impact the expenses related to our stock-

based awards. The estimated fair value of our stock appreciation rights are revalued at the end of each reporting period, and changes in our assumptions may impact our liabilities and expenses associated with these awards.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	changes in global economic conditions;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.

Many of these factors are described in greater detail in “Competition and Other” on page 12 and “Risk Factors” on page 20. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

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

The prices at which we sell our refined products are influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. In addition, the timing of the relative movement of the prices, as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term in nature with market-responsive pricing provisions. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2007 average throughput of 595 Mbpd, would change annualized pretax operating income by approximately $217 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 29 million barrels and 26 million barrels at December 31, 2007 and 2006, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2007 was approximately $43 per barrel on a LIFO basis, compared to market prices of approximately $93 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.

Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2007 or 2006. Accordingly, no change in the value of the related underlying physical asset is recorded.

During 2007, we settled derivative positions of approximately 466 million barrels of crude oil and refined products, which resulted in losses of $10 million. At December 31, 2007, we had open derivative positions of approximately 21 million barrels, which will expire at various times during 2008. We recorded the fair value of our open positions, which resulted in an unrealized loss position of $39 million at December 31, 2007, for an unrealized mark-to-market net loss during 2007 of $51 million. During 2006, we settled derivative positions of approximately 138 million barrels of crude oil and refined products, which resulted in gains of $33 million. At December 31, 2006, we had open derivative positions of approximately 10 million barrels, which expired at various times during 2007. We recorded the fair value of our open positions, which resulted in an unrealized gain position of $12 million at December 31, 2006, for an unrealized mark-to-market net gain during 2006 of $10 million.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 21 million barrels as of December 31, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $21 million. As of December 31, 2006, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $10 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation of one another, and for its pension and other postretirement plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
February 28, 2008

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years ended December 31,
	2007	2006	2005
	(In millions except
	per share amounts)

REVENUES(1)	$21,915	$18,104	$16,581
COSTS AND EXPENSES:
Costs of sales and operating expenses(1)	20,308	16,314	15,170
Selling, general and administrative expenses	263	176	179
Depreciation and amortization	357	247	186
Loss on asset disposals and impairments	20	50	19

OPERATING INCOME	967	1,317	1,027
Interest and financing costs	(95)	(77)	(211)
Interest income and other	33	46	15

EARNINGS BEFORE INCOME TAXES	905	1,286	831
Income tax provision	339	485	324

NET EARNINGS	$566	$801	$507

NET EARNINGS PER SHARE:
Basic	$4.17	$5.89	$3.72
Diluted	$4.06	$5.73	$3.60
WEIGHTED AVERAGE COMMON SHARES:
Basic	135.7	136.0	136.3
Diluted	139.5	139.8	140.9
DIVIDENDS PER SHARE	$0.35	$0.20	$0.10
SUPPLEMENTAL INFORMATION

(1) Includes excise taxes collected from our retail segment	$240	$102	$108

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in millions except per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23	$986
Receivables, less allowance for doubtful accounts	1,243	861
Inventories	1,200	872
Prepayments and other	134	92

Total Current Assets	2,600	2,811

PROPERTY, PLANT AND EQUIPMENT
Refining	5,021	3,207
Retail	642	210
Corporate and other	193	144

	5,856	3,561
Less accumulated depreciation and amortization	(1,076)	(874)

Net Property, Plant and Equipment	4,780	2,687

OTHER NONCURRENT ASSETS
Goodwill	92	89
Acquired intangibles, net	290	112
Other, net	366	205

Total Other Noncurrent Assets	748	406

Total Assets	$8,128	$5,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,004	$1,270
Accrued liabilities	488	385
Current maturities of debt	2	17

Total Current Liabilities	2,494	1,672

DEFERRED INCOME TAXES	388	377
OTHER LIABILITIES	537	324
DEBT	1,657	1,029
COMMITMENTS AND CONTINGENCIES (Note M)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 144,505,356 shares issued (143,414,204 in 2006)	24	24
Additional paid-in capital	876	829
Retained earnings	2,393	1,876
Treasury stock, 7,460,518 common shares (7,600,892 in 2006), at cost	(151)	(159)
Accumulated other comprehensive loss	(90)	(68)

Total Stockholders’ Equity	3,052	2,502

Total Liabilities and Stockholders’ Equity	$8,128	$5,904

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY

		Stockholders’ Equity
								Accumulated
				Additional				Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Loss
	(In millions)

AT JANUARY 1, 2005		136.5	$23	$706	$609	(2.9)	$(11)	$—
Net earnings	507	—	—	—	507	—	—	—
Cash dividends	—	—	—	—	(14)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.5)	(15)	—
Shares issued for stock options and benefit plans	—	5.2	1	47	—	0.3	7	—
Excess tax benefits from stock-based compensation arrangements exercised	—	—	—	27	—	—	—	—
Restricted stock grants and amortization	—	—	—	2	—	—	—	—
Other comprehensive loss:
Minimum pension liability adjustment (net of related tax benefit of $1) adjustment (net of related tax benefit of $1)	(2)	—	—	—	—	—	—	(2)

Total Comprehensive Income	$505

AT DECEMBER 31, 2005		141.7	$24	$782	$1,102	(3.1)	$(19)	$(2)
Net earnings	801	—	—	—	801	—	—	—
Cash dividends	—	—	—	—	(27)	—	—	—
Repurchases of common stock	—	—	—	—	—	(4.8)	(151)	—
Shares issued for stock options and benefit plans	—	1.6	—	26	—	0.3	11	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	17	—	—	—	—
Restricted stock grants and amortization	—	0.1	—	4	—	—	—	—
Other comprehensive loss:
Adjustment to initially apply FASB Statement No. 158 (net of related tax benefit of $42)	—	—	—	—	—	—	—	(66)

Total Comprehensive Income	$801

AT DECEMBER 31, 2006		143.4	$24	$829	$1,876	(7.6)	$(159)	$(68)
Net earnings	566	—	—	—	566	—	—	—
Cash dividends	—	—	—	—	(48)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(4)	—
Shares issued for stock options and benefit plans	—	1.0	—	32	—	0.2	12	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	10	—	—	—	—
Restricted stock grants and amortization	—	0.1	—	5	—	—	—	—
Adoption of FASB Interpretation No. 48	—	—	—	—	(1)	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $14)	(22)	—	—	—	—	—	—	(22)

Total Comprehensive Income	544

AT DECEMBER 31, 2007		144.5	$24	$876	$2,393	(7.5)	$(151)	$(90)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$566	$801	$507
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	357	247	186
Amortization of debt issuance costs and discounts	12	15	17
Write-off of unamortized debt issuance costs and discount	—	—	20
Loss on asset disposals and impairments	20	50	19
Stock-based compensation	53	22	26
Deferred income taxes	(1)	105	77
Excess tax benefits from stock-based compensation arrangements	(10)	(17)	(27)
Other changes in non-current assets and liabilities	(76)	(110)	(29)
Changes in current assets and current liabilities:
Receivables	(360)	(143)	(190)
Inventories	(50)	81	(338)
Prepayments and other	(34)	(4)	(20)
Accounts payable and accrued liabilities	845	92	510

Net cash from operating activities	1,322	1,139	758

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(747)	(436)	(258)
Acquisitions	(2,105)	—	—
Proceeds from asset sales	14	6	4

Net cash used in investing activities	(2,838)	(430)	(254)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $6 and $10 in 2007 and 2005, respectively	494	—	890
Borrowings under term loan	700	—	—
Borrowings under revolving credit agreement	1,060	—	463
Repayments on revolving credit agreement	(940)	—	(463)
Repayments of debt	(216)	(12)	(191)
Debt refinanced	(500)	—	(900)
Repurchases of common stock	(4)	(151)	(15)
Dividend payments	(48)	(27)	(14)
Proceeds from stock options exercised	9	12	30
Excess tax benefits from stock-based compensation arrangements	10	17	27
Financing costs and other	(12)	(2)	(76)

Net cash from (used in) financing activities	553	(163)	(249)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(963)	546	255
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	986	440	185

CASH AND CASH EQUIVALENTS, END OF YEAR	$23	$986	$440

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$70	$50	$101
Income taxes paid	$329	$356	$289
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$101	$59	$42

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products. We own and operate seven petroleum refineries in the western and mid-continental United States with a combined crude oil throughput capacity of 658 thousand barrels per day (“Mbpd”), and we sell refined products to a wide variety of customers. We market refined products to wholesale and retail customers, as well as commercial end-users. Our retail business includes a network of 449 branded stations operated by Tesoro under the Tesoro®, Mirastar®, Shell® and USA Gasolinetm brands and 462 branded stations operated by independent dealers.

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

Separate financial statements of Tesoro’s subsidiary guarantors are not included because these subsidiary guarantors are full and unconditional and jointly and severally liable for Tesoro’s outstanding senior notes. In addition, the parent company has no material independent assets or operations and non-guarantee subsidiaries are minor. Further, net assets, results of operations and equity of the subsidiary guarantors are substantially equivalent to Tesoro’s consolidated net assets, results of operations and equity.

Share and per share data (except par value) for the periods presented reflect the effect of a two-for-one stock split effected in the form of a stock dividend which was distributed on May 29, 2007 (see Note N). The accompanying financial statements include the results of operations of our Los Angeles refinery and Shell® branded retail stations since acquired on May 10, 2007 and our USA Gasolinetm branded retail stations since acquired on May 1, 2007 (see Note C).

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Our cash investment policy excludes investments with sub-prime market exposure. Cash equivalents are stated at cost, which approximates market value.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturities of these instruments. The carrying amounts of Tesoro’s debt and other obligations may vary from our estimates of the fair value of such items. We estimate that the fair market value of our senior notes at December 31, 2007, was approximately $1 million more than its total book value of $1.4 billion.

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

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment on the straight-line method, based on the estimated useful life of each asset. The weighted average lives range from 23 to 28 years for refineries, 9 to 16 years for terminals, 11 to 16 years for retail stations, 4 to 27 years for transportation assets and 4 to 16 years for corporate assets. We record property under capital leases at the lower of the present value of minimum lease payments using Tesoro’s incremental borrowing rate or the fair value of the leased property at the date of lease inception. We amortize property under capital leases over the term of each lease. Leasehold improvements are depreciated over the lesser of the lease term or the economic life of the asset.

We capitalize interest and labor as part of the cost of major projects during the construction period. Capitalized interest totaled $30 million, $11 million and $8 million during 2007, 2006 and 2005, respectively and is recorded as a reduction to interest and financing costs in the statements of consolidated operations.

Asset Retirement Obligations

We accrue for asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We accrue these costs at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates or a range of settlement dates.

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities, as well as expenditures that mitigate or prevent environmental contamination that is yet to occur. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by applicable

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governing agencies, experience gained from similar sites on which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value.

Goodwill and Acquired Intangibles

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Goodwill acquired in a business combination is not amortized. We review goodwill for impairment annually or more frequently, if events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Acquired intangibles consist primarily of air emissions credits, customer agreements and contracts, the USA Gasolinetm trade name and software, which we recorded at fair value as of the date acquired. We amortize acquired intangibles on a straight-line basis over estimated useful lives of 2 to 28 years, and we include the amortization in depreciation and amortization expense.

Other Assets

We defer turnaround and catalyst costs and amortize the costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 6 years. We periodically shut down refinery processing units for scheduled maintenance or turnarounds. Certain catalysts are used in refinery processing units for periods exceeding one year. Amortization for these deferred costs, which is included in depreciation and amortization expense, amounted to $111 million, $64 million and $50 million in 2007, 2006 and 2005, respectively.

We defer debt issuance costs related to our credit agreement and senior notes and amortize the costs over the estimated terms of each instrument. We include the amortization in interest and financing costs in our statements of consolidated operations. We evaluate the carrying value of debt issuance costs when modifications are made to the related debt instruments (see Note I).

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

We enter into a limited number of refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation with one another. We record these transactions for new arrangements or modifications of existing arrangements on a net basis in costs of sales and operating expenses in connection with our adoption of the Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” on January 1, 2006. Prior to our adoption of this standard, we recorded these

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases and sales on a gross basis in revenues and costs of sales. Refined product sales and purchases associated with these arrangements reported on a gross basis in 2005 totaled approximately $670 million and $640 million, respectively.

We include transportation fees charged to customers in revenues, and we include the related costs in costs of sales in our statements of consolidated operations. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and costs of sales. These taxes, primarily related to sales of gasoline and diesel fuel, totaled $240 million, $102 million and $108 million in 2007, 2006 and 2005, respectively. Excise taxes on other product sales in our refining segment are not included in revenues and costs of sales.

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if it is more likely than not that those items will either expire before we are able to realize their benefit or their future deductibility is uncertain. Beginning January 1, 2007 with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) we recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities (See “New Accounting Standards and Disclosures” for additional information). For interest and penalties relating to income taxes we recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the statements of consolidated operations.

Pension and Other Postretirement Benefits

Effective December 31, 2006, Tesoro adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statement No. 87, 88, 106 and 132R”. SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. No measurement adjustment was required as Tesoro measures the funded status of its defined benefit pension and postretirement plans as of year end. Upon adoption of SFAS No. 158, we recorded an after-tax charge totaling $66 million to accumulated other comprehensive loss of stockholder’s equity at December 31, 2006. See Note L for further information on our pension and other postretirement benefits.

Stock-Based Compensation

We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model. The fair value of our restricted stock awards on the date of grant is equal to the fair market price of our common stock. We amortize the fair value of our stock options and restricted stock using the straight-line method. The fair value of our stock appreciation rights and phantom stock is estimated at the end of each reporting period and is recorded as a liability in our consolidated balance sheets.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase of feedstocks and blendstocks and the purchase and sale of manufactured and purchased refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We do not hold or issue derivative instruments for trading purposes.

We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2007, 2006 or 2005. Accordingly, no change in the value of the related underlying physical asset is recorded. During 2007, we settled derivative positions of approximately 466 million barrels of crude oil and refined products, which resulted in losses of $10 million. Gains on our settled derivative positions in 2006 totaled $33 million, while losses in 2005 totaled $23 million. At December 31, 2007, we had open net derivative positions of approximately 21 million barrels, which will expire at various times during 2008. We recorded the fair value of our open positions, which resulted in an unrealized loss position of $39 million at December 31, 2007 for an unrealized mark-to-market net loss of $51 million, as compared to an unrealized mark-to-market net gain totaling $10 million during 2006. Our unrealized mark-to-market net gain during 2005 was nominal.

New Accounting Standards and Disclosures

FIN No. 48

In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007 and recognized an increase of approximately $1 million in the liability for unrecognized tax benefits, the cumulative effect of which was accounted for as an adjustment to decrease retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, our unrecognized tax benefits totaled $44 million and we had accrued approximately $19 million for interest and penalties. At January 1, 2007, unrecognized tax benefits of $18 million (net of the tax benefit on state issues and interest) would lower the effective tax rate in any future periods, if recognized.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The provisions of the standard effective as of January 1, 2008 had no material impact on our financial position or results of operations. We are currently evaluating the impact, if any, the provisions of the standard for other nonfinancial assets and liabilities will have on our financial position and results of operations.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for Tesoro as of January 1, 2008. This standard is not expected to have a material impact on our financial position or results of operations.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which requires that the assets acquired and liabilities assumed in a business combination to be recorded at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items, including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations occurring on or after January 1, 2009. We have not yet determined the impact of SFAS No. 141(R) related to future acquisitions, if any, on our financial position or results of operations.

NOTE B — EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, common stock options and unvested restricted stock outstanding during the period. Share and per share amounts have been adjusted to reflect the May 2007 two-for-one stock split. Earnings per share calculations are presented below (in millions, except per share amounts):

	2007	2006	2005

Basic:
Net earnings	$566	$801	$507

Weighted average common shares outstanding	135.7	136.0	136.3

Basic Earnings Per Share	$4.17	$5.89	$3.72

Diluted:
Net earnings	$566	$801	$507

Weighted average common shares outstanding	135.7	136.0	136.3
Dilutive effect of stock options and unvested restricted stock	3.8	3.8	4.6

Total diluted shares	139.5	139.8	140.9

Diluted Earnings Per Share	$4.06	$5.73	$3.60

NOTE C — ACQUISITIONS

Los Angeles Assets

On May 10, 2007 we acquired a 100 Mbpd refinery and a 42 Mbpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). To fund the acquisition, we issued $500 million aggregate principal amount of 6 1/2% senior notes due 2017, borrowed $500 million under our amended and restated credit agreement and paid the remainder with cash on-hand. The borrowings totaling $500 million under our revolver were repaid in 2007 with cash flows from operating activities. The Los Angeles Assets complement our operations on the Pacific Rim and enable us to realize synergies through our crude oil purchasing and unique shipping logistics as well as optimizing the output of our refineries to maximize the production of clean fuels for the California market. Shell, subject to certain limitations, retained certain obligations, responsibilities, liabilities, costs and expenses, including environmental matters arising out of the pre-closing operations of the Los Angeles Assets. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements Shell entered into with governmental and non-governmental entities prior to closing.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. Our purchase price allocation is substantially complete pending potential changes to certain employee benefits that are not expected to be material. Acquired intangibles of $160 million include primarily air emission credits and software licenses. The acquired intangibles will be amortized on a straight-line basis over their estimated useful lives ranging from 3 to 28 years or a weighted-average life of 23 years. Our assumed liabilities include employee costs of $12 million primarily for postretirement benefits associated with granted prior service credits, unfavorable leases of $6 million associated with the acquired Shell stations and environmental obligations of $3 million primarily related to assessing environmental conditions and assuming monitoring requirements. The purchase price allocation, including direct costs incurred in the Los Angeles Assets acquisition, is as follows (in millions):

Inventories (including materials and supplies of $7 million)	$264
Property, plant and equipment	1,304
Acquired intangibles	160
Other assets	112
Assumed employee costs and other liabilities	(21)

Total purchase price	$1,819

Our unaudited pro forma financial information for the years ended December 31, 2007 and 2006 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement (see Note I), as if each had occurred at the beginning of the periods presented. Included in the unaudited pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $21 million, and $51 million for the years ended December 31, 2007 and 2006, respectively. The unaudited pro forma information is based on historical data (in millions except, per share amounts) and we believe it is not indicative of the results of future operations.

	Years ended
	December 31,
	2007	2006
	(Unaudited)

Revenues	$22,787	$20,978
Net earnings	$554	$839
Net earnings per share:
Basic	$4.08	$6.17
Diluted	$3.97	$6.00

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Petroleum Retail Stations

On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA Gasolinetm brand name was paid in cash totaling $286 million (including inventories of $15 million and direct costs of $3 million). We recorded $3 million of goodwill, none of which is expected to be deductible for tax purposes. This acquisition provides us with retail stations near our Golden Eagle and Los Angeles refineries that will allow us to optimize production, invest in refinery improvements and deliver more clean products into the California market. We assumed the obligations under USA Petroleum’s leases, contracts, permits and other agreements arising after the closing date. USA Petroleum has retained certain pre-closing liabilities, including environmental matters.

The purchase price was allocated based upon fair market values at the date of acquisition. Acquired intangibles of $35 million represent the USA Gasolinetm brand name, which will be amortized on a straight-line basis over 20 years. Our assumed liabilities include employee post-retirement benefits associated with prior service credits. The purchase price allocation, including direct costs incurred in the acquisition of the USA Gasolinetm stations, is as follows (in millions):

Inventories	$15
Property, plant and equipment	238
Goodwill	3
Deferred tax asset	2
Acquired intangibles	35
Assumed employee post-retirement benefits	(7)

Total purchase price	$286

Pro forma financial information has not been presented for the USA Petroleum Assets acquisition as it is insignificant to our consolidated financial statements.

NOTE D — RECEIVABLES

Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising Tesoro’s customer base and their dispersion across various industry groups and geographic areas of operations. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral arrangements. We include an allowance for doubtful accounts as a reduction in our trade receivables, which amounted to $7 million and $6 million at December 31, 2007 and 2006, respectively.

NOTE E — INVENTORIES

Components of inventories at December 31, 2007 and 2006 were (in millions):

	2007	2006

Crude oil and refined products, at LIFO cost	$1,107	$798
Oxygenates and by-products, at FIFO cost	17	16
Merchandise, at average cost	15	8
Materials and supplies, at average cost	61	50

Total Inventories	$1,200	$872

Inventories valued at LIFO cost were less than replacement cost by approximately $1.4 billion and $770 million, at December 31, 2007 and 2006, respectively. During 2006, a reduction in inventory quantities resulted in a

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation of applicable LIFO inventory quantities carried at higher costs in the prior year. This LIFO liquidation resulted in an increase in costs of sales of $5 million and a decrease in earnings of $3 million aftertax or $0.04 per share.

NOTE F — GOODWILL AND ACQUIRED INTANGIBLES

Goodwill is not amortized but tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. Goodwill in our refining segment totaled $84 million at both December 31, 2007 and 2006. In our retail segment, goodwill totaled $8 million and $5 million at December 31, 2007 and 2006, respectively.

All of our acquired intangible assets are subject to amortization. The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Air emissions credits	$211	$24	$187	$99	$17	$82
Refinery permits and plans	17	4	13	11	3	8
Customer agreements and contracts	50	25	25	39	22	17
USA Gasolinetm tradename	35	1	34	—	—	—
Software	20	4	16	—	—	—
Favorable leases	12	—	12	—	—	—
Other intangibles	6	3	3	8	3	5

Total	$351	$61	$290	$157	$45	$112

The weighted average estimated lives of acquired intangible assets are: air emission credits — 23 years; refinery permits and plans — 20 years; customer agreements and contracts — 12 years; USA Gasolinetm tradename — 20 years; software — 3 years; favorable retail station leases — 18 years; and other intangible assets — 21 years. Amortization expense of acquired intangible assets amounted to $16 million, $7 million and $8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our estimated amortization expense for each of the following five years is: 2008 — $22 million, 2009 — $22 million, 2010 — $18 million, 2011— $15 million; and 2012 — $9 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2007 and 2006 consisted of (in millions):

	2007	2006

Deferred maintenance costs, including refinery turnarounds, net of amortization	$310	$166
Debt issuance costs, net of amortization	26	14
Notes receivable from employees	1	2
Other assets, net of amortization	29	23

Total Other Assets	$366	$205

At December 31, 2006, notes receivable from employees included two non-interest bearing notes due from an employee who subsequently became an executive officer. These notes, assumed in connection with the acquisition of our Golden Eagle refinery in May 2002, totaled approximately $1 million at December 31, 2006. During 2007 one of these notes was paid in full. The remaining balance on the other note at December 31, 2007 is nominal.

NOTE H — ACCRUED LIABILITIES

The Company’s current accrued liabilities and noncurrent other liabilities at December 31, 2007 and 2006 included (in millions):

	2007	2006

Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$205	$139
Employee costs	108	79
Environmental liabilities	38	6
Asset retirement obligations	36	18
Interest	14	20
Liability for unrecognized tax benefits, including interest and penalties	12	—
Casualty insurance payable	9	7
Pension and other postretirement benefits	8	6
Deferred income tax liability	2	53
Income taxes payable	—	8
Other	56	49

Total Accrued Liabilities — Current	$488	$385

Other Liabilities — Noncurrent:
Pension and other postretirement benefits	$348	$240
Liability for unrecognized tax benefits, including interest and penalties	55	—
Asset retirement obligations	46	34
Environmental liabilities	52	17
Other	36	33

Total Other Liabilities — Noncurrent	$537	$324

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — DEBT

At December 31, 2007 and 2006, debt consisted of (in millions):

	2007	2006

Credit Agreement — Revolving Credit Facility	$120	$—
6 1/2% Senior Notes Due 2017	500	—
6 1/4% Senior Notes Due 2012	450	450
6 5/8% Senior Notes Due 2015	450	450
9 5/8% Senior Subordinated Notes Due 2012	—	14
Junior subordinated notes due 2012 (net of unamortized discount of $38 in 2007 and $46 in 2006)	112	104
Capital lease obligations and other	27	28

Total debt	1,659	1,046
Less current maturities	2	17

Debt, less current maturities	$1,657	$1,029

The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2007 were: 2008 — $2 million; 2009 — $2 million; 2010 — $3 million; 2011 — $1 million; and 2012 — $721 million.

See Note N for information related to limits imposed by our debt agreements on restricted payments (as defined in our debt agreements) which include cash dividends, stock repurchases or voluntary prepayments of subordinated debt.

Credit Agreement — Revolving Credit Facility

On May 11, 2007, we amended and restated our revolving credit agreement to increase the revolver’s total available capacity to $1.75 billion from $750 million and borrowed $500 million under the revolving credit facility to partially fund the acquisition of the Los Angeles Assets. The five-year amended credit agreement provides for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity or the amount of a periodically adjusted borrowing base ($2.2 billion as of December 31, 2007), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, as defined. As of December 31, 2007, we had $120 million in borrowings and $254 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $1.4 billion or 80% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (7.25% at December 31, 2007) or a Eurodollar rate (4.85% at December 31, 2007) plus an applicable margin. The applicable margin at December 31, 2007 was 1.00% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.00% at December 31, 2007). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2007.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a certain level of available borrowing capacity and specified levels of tangible net worth. For the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Agreements

We also have two separate letter of credit agreements for the purchase of foreign crude oil providing up to $250 million and $80 million in letters of credit. The $250 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.00%. As of December 31, 2007, we had $127 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $123 million, or 49% of total capacity under this credit agreement.

The $80 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 0.80%. As of December 31, 2007, we had $77 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $3 million, or 4% of total capacity under this credit agreement.

364-Day Term Loan

On May 11, 2007, we entered into a $700 million 364-day term loan, which was used to partially fund the acquisition of the Los Angeles Assets. On May 29, 2007, we repaid and terminated this loan, using the net proceeds from the 6 1/2% senior notes offering and cash on-hand.

6 1/2% Senior Notes Due 2017

On May 29, 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 1, 2017. The proceeds from the notes offering, together with cash on hand, were used to repay borrowings under our 364-day term loan. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2012 at premiums of 3.25% through May 31, 2013; 2.17% from June 1, 2013 through May 31, 2014; 1.08% from June 1, 2014 through May 31, 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

6 1/4% Senior Notes Due 2012

In November 2005, we issued $450 million aggregate principal amount of 6 1/4% senior notes due November 1, 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6 5/8% Senior Notes Due 2015

In November 2005, we issued $450 million aggregate principal amount of 6 5/8% senior notes due November 1, 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 1, 2010 at premiums of 3.3% through October 31, 2011, 2.2% from November 1, 2011 to October 31, 2012, 1.1% from November 1, 2012 to October 31, 2013, and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106% with proceeds from certain equity issuances through November 1, 2008. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active subsidiaries.

9 5/8% Senior Subordinated Notes Due 2012

On April 9, 2007, we voluntarily prepaid the remaining $14 million outstanding principal balance of our 9 5/8% senior subordinated notes at a redemption price of 104.8%. At December 31, 2006, the notes were included in current maturities of debt.

Junior Subordinated Notes Due 2012

In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which was non-interest bearing through May 16, 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which incurred interest at 7.47% from May 17, 2003 through May 16, 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.

Capital Lease Obligations

Our capital lease obligations are comprised primarily of 30 retail stations that we sold and leased-back in 2002 with initial terms of 17 years, with four 5-year renewal options. The portions of the leases attributable to land are classified as operating leases, and the portions attributable to depreciable buildings and equipment are classified as capital leases. The combined present value of minimum lease payments related to the leased buildings and equipment totaled $22 million at December 31, 2007. Tesoro also has capital leases for tugs and barges used to transport refined products, over varying terms ending in 2008 through 2010, in which the combined present value of minimum lease payments totaled $4 million at December 31, 2007. At both December 31, 2007 and 2006, the total cost of assets under capital leases was $39 million gross, with accumulated amortization of $19 million and $16 million at December 31, 2007 and 2006, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual lease payments, including interest, as of December 31, 2007 for capital leases were (in millions):

2008	$5
2009	5
2010	4
2011	3
2012	3
Thereafter	24

Total minimum lease payments	44
Less amount representing interest	18

Capital lease obligations	$26

NOTE J — ASSET RETIREMENT OBLIGATIONS

We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. These efforts consist primarily of projects at our Golden Eagle refinery to retire certain above-ground storage tanks currently estimated between 2008 and 2012 and to modify our existing coker unit to a delayed coker (see “Environmental Capital Expenditures” in Note M). Asset retirement obligations have also been recorded for certain lease agreements associated with our retail and terminal operations which generally require that we remove certain improvements, primarily underground storage tanks, upon lease termination. In connection with the acquisitions of the Los Angeles Assets and USA Petroleum Assets, we recorded asset retirement obligations for asbestos removal associated with the replacement of certain processing equipment, pipeline removal and underground storage tank removal at certain leased stations. Changes in asset retirement obligations for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Years ended
	December 31,
	2007	2006

Balance at beginning of year	$52	$46
Additions to accrual	—	1
Accretion expense	3	3
Additions to accrual resulting from acquisitions	19	—
Settlements	(1)	(1)
Changes in timing and amount of estimated cash flows	9	3

Balance at end of year	$82	$52

We cannot currently make reasonable estimates of the fair values of some retirement obligations. These retirement obligations primarily include (i) hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts and sealed insulation material containing asbestos), site restoration, removal or dismantlement requirements associated with the closure of our refining and terminal facilities or pipelines, (ii) hazardous materials disposal and other removal requirements associated with the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment and (iii) removal of underground storage tanks at our owned retail stations at or near the time of closure. We cannot estimate the fair value for these obligations primarily because we cannot estimate settlement dates or a range of settlement dates associated with these assets. Such obligations will be recognized in the period in which sufficient information exists to determine a reasonable estimate. We believe that these assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates based on the following: (i) there are no plans or

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations of plans to retire or dispose of these core assets; (ii) we plan on extending these core assets’ estimated economic lives through scheduled maintenance projects at our refineries and other normal repair and maintenance and by continuing to make improvements based on technological advances; (iii) we have rarely or never retired similar assets in the past; and (iv) industry practice for similar assets has historically been to extend the economic lives through regular repair and maintenance and implementation of technological advances. Also, we have not historically incurred significant retirement obligations for hazardous materials disposal or other removal costs associated with asset retirements or replacements during scheduled maintenance projects.

NOTE K — INCOME TAXES

The income tax provision was comprised of (in millions):

	2007	2006	2005

Current:
Federal	$279	$315	$195
State	59	65	52
Deferred:
Federal	2	99	71
State	(1)	6	6

Income Tax Provision	$339	$485	$324

We provide deferred income taxes and benefits for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2007 and 2006 were (in millions):

	2007	2006

Deferred Tax Assets:
Accrued pension and other postretirement benefits	$131	$100
Asset retirement obligations	32	20
Stock-based compensation	23	15
Other accrued employee costs	10	8
Accrued environmental remediation liabilities	14	9
Other accrued liabilities	35	19
Other	38	9

Total Deferred Tax Assets	$283	$180

Deferred Tax Liabilities:
Accelerated depreciation and property related items	$(434)	$(438)
Deferred maintenance costs, including refinery turnarounds	(108)	(57)
Amortization of intangible assets	(45)	(29)
Inventory	(54)	(58)
Other	(27)	(28)

Total Deferred Tax Liabilities	$(668)	$(610)

Net Deferred Tax Liabilities	$(385)	$(430)

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2007	2006

Current Assets	$5	$—
Current Liabilities	$2	$53
Noncurrent Liabilities	$388	$377

The realization of deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize the deferred tax assets, and therefore, we did not record a valuation allowance as of December 31, 2007 or 2006. The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense follows (in millions):

	2007	2006	2005

Income Taxes at U.S. Federal Statutory Rate	$317	$450	$291
Effect of:
State income taxes, net of federal income tax effect	36	40	35
Manufacturing activities deduction	(18)	(11)	(7)
Other	4	6	5

Income Tax Provision	$339	$485	$324

As of December 31, 2007, we had $8 million in state alternative minimum tax credits, no Federal alternative minimum tax credits and no Federal or state net operating loss carry-forwards.

We account for uncertainties in income taxes in accordance with FIN 48 and are subject to U.S. federal income tax, and income tax in multiple state jurisdictions and a few foreign jurisdictions. Our unrecognized tax benefits totaled $44 million as of December 31, 2007, of which $19 million (net of the tax benefit on state issues and interest) would affect the effective tax rate if recognized. Within the next twelve months we expect to settle or otherwise conclude approximately $18 million of the liability for uncertain tax positions, including all federal income tax assessments for years through 2003. At January 1, 2007 and December 31, 2007, we had accrued approximately $19 million and $23 million, respectively, for interest and penalties. During the year ended December 31, 2007, we recognized $4 million in interest associated with unrecognized tax benefits. The federal tax years 1997 to 2006 remain open to audit, and in general the state tax years open to audit range from 1994 to 2006. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in millions):

Balance upon adoption at January 1, 2007	$44
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(4)
Increases related to current year tax positions	3

Balance at December 31, 2007	$44

NOTE L — BENEFIT PLANS

Pension and Other Postretirement Benefits

Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. The funded employee retirement plan provides benefits to all eligible employees based on years of service and compensation. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2007 and 2006, we voluntarily contributed $36 million and $26 million, respectively, to improve the funded status of the retirement plan. We also expect to voluntarily contribute

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$20 million to the retirement plan during 2008. The retirement plan’s assets are primarily comprised of common stock and bond funds.

Tesoro’s unfunded executive security plan provides certain executive officers and other key personnel with supplemental death or retirement benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. During 2007, we made payments of $1 million for current retiree obligations under the plan.

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

Our unfunded restoration retirement plan, which became effective July 1, 2006, provides for the restoration of retirement benefits to certain executives and other senior employees of Tesoro that are not available due to the limits imposed by the Internal Revenue Code on our funded employee retirement plan. During 2007, we voluntarily contributed $5 million to the plan for payment of current retiree obligations.

Tesoro provides to retirees who met certain service requirements and were participating in our group insurance program at retirement, health care benefits and, to those who qualify, life insurance benefits. Health care is available to qualified dependents of participating retirees. These benefits are provided through unfunded, defined benefit plans or through contracts with area health-providers on a premium basis. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. We fund our share of the cost of postretirement health care and life insurance benefits on a pay-as-you go basis.

Our total pension and other postretirement liability was $356 million and $246 million at December 31, 2007 and 2006, respectively. Changes in benefit obligations and plan assets and the funded status for our pension plans and other postretirement benefits as of December 31, 2007 and 2006, were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Change in benefit obligations:
Benefit obligations at beginning of year	$320	$259	$192	$194
Service cost	28	21	15	12
Interest cost	20	15	16	10
Actuarial (gain) loss	18	28	35	(27)
Business combinations	5	—	38	—
Benefits paid	(16)	(14)	(4)	(4)
Plan amendments	—	11	—	7

Benefit obligations at end of year	375	320	292	192

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	266	224	—	—
Actual return on plan assets	24	30	—	—
Employer contributions	37	26	4	4
Benefits paid	(16)	(14)	(4)	(4)

Fair value of plan assets at end of year	311	266	—	—

Funded status at end of year	$(64)	$(54)	$(292)	$(192)

The accumulated benefit obligation for our pension plans at December 31, 2007 and 2006 was $291 million and $252 million, respectively. Amounts included in our consolidated balance sheet related to our defined benefit pension and postretirement plans as of December 31, 2007 and 2006 consisted of (in millions):

	2007	2006

Accrued liabilities	$8	$6
Other liabilities	$348	$240

Total amount recognized	$356	$246

The components of pension and postretirement benefit expense included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 were (in millions):

				Other
				Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit expense:
Service cost	$27	$21	$19	$15	$12	$9
Interest cost	20	15	13	16	10	9
Expected return on plan assets	(22)	(19)	(11)	—	—	—
Amortization of prior service cost	4	2	2	1	—	—
Recognized net actuarial loss	7	5	4	3	1	—
Special termination benefits	—	—	2	—	—	—

Net periodic benefit expense	$36	$24	$29	$35	$23	$18

Amounts included in accumulated other comprehensive loss before income taxes at December 31, 2007 and 2006 for our defined benefit pension and postretirement plans are presented below (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits		Total
	2007	2006	2007	2006	2007	2006

Net loss	$77	$69	$45	$12	$122	$81
Prior service cost	18	21	7	9	25	30

Total	$95	$90	$52	$21	$147	$111

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pretax change in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and postretirement plans (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

Accumulated other comprehensive income at beginning of year	$90	$21
Prior service cost recognized during the year	(4)	(1)
Net losses recognized during the year	(6)	(3)
Net gains occurring during the year	15	35

Accumulated other comprehensive income at end of year	$95	$52

Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2007 that are expected to be recognized as components of net periodic benefit cost in 2008 for our defined benefit pension and postretirement plans was as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits	Total

Net loss	$5	$1	$6
Prior service cost	4	1	5

Total	$9	$2	$11

Significant assumptions included in estimating Tesoro’s pension and other postretirement benefits obligations were:

				Other
				Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005

Projected Benefit Obligation:
Assumed weighted average % as of December 31:
Discount rate(a)	6.10	6.00	5.50	6.40	6.00	5.50
Rate of compensation increase	3.81	3.72	3.23	—	—	—
Net Periodic Pension Cost:
Assumed weighted average % as of December 31:
Discount rate(a)	6.00	5.52	5.75	6.00	5.50	5.75
Rate of compensation increase	3.95	3.61	3.70	—	—	—
Expected return on plan assets(b)	8.50	8.50	8.50	—	—	—

(a)	We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans.

(b)	The expected return on plan assets reflects the weighted-average of the expected long term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2007	2006

Health care cost trend rate assumed for next year	9.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligations	$46	$(37)

Our pension plans follow an investment return approach in which investments are allocated to broad investment categories, including equities, debt and real estate, to maximize the long-term return of the plan assets at a prudent level of risk. The 2007 target allocations for the pension plan assets were 68% equity securities (with sub-category allocation targets), 26% debt securities and 6% real estate. Investments that have potential exposure to sub-prime markets totaled less than one percent of total pension plan assets at December 31, 2007. Our other postretirement benefit plans contained no assets at December 31, 2007 and 2006. The weighted-average asset allocations in our pension plans at December 31, 2007 and 2006 were:

	Plan Assets at
	December 31,
Asset Category	2007	2006

Equity Securities	68%	69%
Debt Securities	26	25
Real Estate	6	6

Total	100%	100%

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2008	$27	$7
2009	31	8
2010	33	10
2011	38	12
2012	43	13
2013-2017	256	94

Thrift Plan

Tesoro sponsors an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Tesoro matches 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in Tesoro’s common stock. The maximum matching

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution is 6% for employees covered by collective bargaining agreement at the Golden Eagle refinery. Participants with the exception of executive officers are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions to the thrift plan amounted to $20 million, $16 million and $15 million during 2007, 2006 and 2005, respectively, of which $12 million, $11 million and $8 million consisted of treasury stock reissuances in 2007, 2006 and 2005, respectively.

The unfunded executive deferred compensation plan, which became effective January 1, 2007, provides to certain executives and other employees the ability to defer compensation and receive a matching contribution by Tesoro that is not available under the employee thrift plan due to salary deferral limits imposed by the Internal Revenue Code.

Retail Savings Plan

Tesoro sponsors a savings plan, in lieu of the thrift plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, Tesoro also contributes an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Participants are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions amounted to $0.5 million in 2007 and $0.4 million in both 2006 and 2005, of which $0.1 million consisted of treasury stock reissuances in 2007, 2006 and 2005.

NOTE M — COMMITMENTS AND CONTINGENCIES

Operating Leases

Tesoro has various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters and equipment and other facilities used in the storage, transportation, production and sale of crude oil feedstocks and refined products. These leases have remaining primary terms generally up to 10 years and generally contain multiple renewal options. Total rental expense for all operating leases, excluding marine charters, amounted to approximately $64 million in 2007, $45 million in 2006 and $52 million in 2005. Total marine charter expense for our time charters was $161 million in 2007, $148 million in 2006 and $117 million in 2005. See Note I for information related to capital leases.

As of December 31, 2007, we term-chartered four U.S. flagged ships and six foreign-flagged ships, used to transport crude oil and refined products with remaining terms through 2010. Most of our time charters contain terms of three to eight years with renewal options. We have also entered into term-charters for four U.S. flag tankers to be built and delivered between 2009 and 2010, each with three-year terms. All four time charters have options to renew. In January 2008, we took delivery of a foreign flagged term-charter, which runs through 2011, and we have an agreement for one additional foreign-flagged tanker to be delivered in 2008 with a term through 2013. We have also entered into various lease agreements for tugs and barges at our Hawaii and Washington refineries to transport our refined products. Our operating leases for tugs and barges have remaining terms up through September 2015 with options to renew. Our annual lease commitments for our ship charters is summarized below.

Tesoro has operating leases for most of its retail stations with primary remaining terms up to 36 years, and generally containing renewal options. As part of the acquisitions discussed in Note C, we assumed operating leases for 50 Shell retail stations and 30 USA Gasoline retail stations. Our aggregate annual lease commitments for our retail stations total approximately $9 million to $16 million over the next five years. These leases include the 30 retail stations that we sold and leased back in 2002 with initial terms of 17 years and four five-year renewal options. We classified the portion of each lease attributable to land as an operating lease, and the portion attributable to depreciable buildings and equipment as a capital lease (See Note I). Tesoro also has an agreement with Wal-Mart to build and operate retail stations at selected existing and future Wal-Mart stores in the western United States.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, each site is subject to a lease with a ten-year primary term and an option, exercisable at our discretion, to extend a site’s lease for two additional five-year options.

Prior to 2006, we leased our corporate headquarters from a limited partnership, in which we owned a 50% limited interest. In February 2006, the limited partnership sold the building to a third-party resulting in a gain to Tesoro of $5 million. We continue to lease our corporate headquarters from the third-party with an initial lease term through 2014 and two five-year renewal options. In 2007, we entered into a lease agreement for a new office campus expected to be completed in mid-2009. The initial lease term is 20 years with four 5-year renewal options and has annual payments of approximately $13 million with a 1.5% escalation provision. The lease term will commence upon occupancy of the office campus. The lease agreement will be accounted for as an operating lease.

Tesoro’s minimum annual lease payments as of December 31, 2007, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters(a)	Other	Total

2008	$116	$84	$200
2009	113	91	204
2010	101	76	177
2011	84	67	151
2012	57	57	114
Thereafter	20	397	417

(a)	Includes minimum annual lease payments for tugs and barges, which range between $16 million and $33 million over the next five years.

Purchase Obligations and Other Commitments

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to 4 years with renewal provisions. Prices under the term agreements generally fluctuate with market prices. Assuming actual market crude oil prices as of December 31, 2007, ranging by crude oil type from $71 per barrel to $90 per barrel, our minimum crude oil supply commitments for the following years are: 2008 — $33.6 billion; 2009 — $1.3 billion; 2010 — $1.1 billion; and 2011 — $618 million. We also purchase crude oil at market prices under short-term renewable agreements and in the spot market. In addition to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $61 million in 2008.

We also have long-term take-or-pay commitments to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $51 million in 2008, $51 million in 2009, $51 million in 2010, $52 million in 2011, and $43 million in 2012. The remaining minimum commitments total approximately $31 million over 13 years. Tesoro paid approximately $108 million, $125 million and $90 million in 2007, 2006 and 2005, respectively, under these take-or-pay contracts, which included a power agreement containing a take or pay provision through 2007.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tesoro is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications or changes in certain emission sources.

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

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters. Changes in our environmental liabilities for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Years ended
	December 31,
	2007	2006

Balance at beginning of year	$23	$32
Additions	29	10
Expenditures	(24)	(19)
Acquisitions	3	—
Settlement agreement	59	—

Balance at end of year	$90	$23

On March 2, 2007, we settled our dispute with Tosco Corporation (“Tosco”) concerning soil and groundwater conditions at the Golden Eagle refinery. We received $58.5 million from ConocoPhillips as successor in interest to Tosco and Phillips Petroleum, both former owners and operators of the refinery. In exchange for the settlement proceeds we assumed responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. At December 31, 2007, our accrual for these environmental liabilities totaled $64 million. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds attributable to Tosco. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

We are continuing to investigate environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve for this matter is included in the environmental accruals referenced above.

In March 2007, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 77 Notices of Violation (“NOVs”) for $4 million. The NOVs allege violations of air quality at our Golden Eagle refinery. In January 2008, we agreed to settle this matter for $1.5 million pending the negotiation of a final agreement with the District. A reserve for this matter is included in the environmental accruals referenced above.

In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”) concerning our Washington refinery. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and believe the ultimate resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOV is included in the environmental accruals referenced above.

Other Environmental Matters

We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. In December 2007 we agreed to participate in a proposed settlement of seven and part of an eighth of the pending cases subject to negotiation of settlement documents. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the cases included in the proposed settlement is included in other accrued liabilities. We believe the final resolution of these cases will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.

On January 25, 2008 we received an offer of settlement from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operations.

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, we cannot provide assurance that an adverse resolution of the matter described below during a future reporting period will not have a material adverse effect on our financial position or results of operations in future periods.

On December 12, 2007 we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operations.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. We are installing a gasoline hydrotreater at our Utah refinery to satisfy the requirements of the regulations. During 2007, we spent $9 million and have budgeted an additional $60 million through 2009 to complete the project. Our other refineries will not require additional capital spending to meet the low sulfur gasoline standards.

EPA regulations related to the Clean Air Act also require reductions in the sulfur content in diesel fuel manufactured for on-road consumption. In general, the new on-road diesel fuel standards became effective on June 1, 2006. In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. In May 2007, we completed the diesel desulfurizer unit at our Alaska refinery, enabling the refinery to manufacture ultra-low sulfur diesel. We spent $28 million on this project in 2007. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our North Dakota, Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.

In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $300 million to $400 million between 2008 and 2011 to meet the new regulations at five of our refineries. These cost estimates are subject to further review and analysis. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.

During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The total capital for this project is estimated to be $575 million, which includes remaining spending of $76 million in 2008. The project is currently scheduled to be substantially completed during the first quarter of 2008, with spending through the first half of 2008. We have spent $499 million from inception of the project, of which $372 million was spent in 2007.

The Los Angeles refinery is subject to extensive environmental requirements. The Los Angeles refinery will reduce NOx emissions by the end of 2010 in response to regulations imposed by the South Coast Air Quality Management District. Our current plans for compliance include the replacement of our less efficient power cogeneration units and steam boilers. We expect to spend approximately $250 million to $325 million with estimated completion in late 2010. We also will replace underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in 2014 and will cost approximately $80 million. Our regulatory requirements also include a fuel gas treating unit designed to reduce fuel gas sulfur and new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We project to spend approximately $75 million through 2011 to complete the fuel gas treating unit project and approximately $50 million through 2009 to install the flare gas recovery compressors. These cost estimates are subject to further review and analysis.

We have developed a plan to eliminate the use of any atmospheric blowdown towers by constructing alternative emission control units at our refineries. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We have spent $41 million during 2007 and we have budgeted an additional $135 million through 2010 to complete this project at two of our refineries.

In connection with the 2002 acquisition of our Golden Eagle refinery, we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions required by a Consent Decree with the EPA concerning the

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 114 refinery enforcement initiative under the Clean Air Act. We spent $1 million during 2007 and have budgeted an additional $17 million through 2011 to satisfy the requirements of the Consent Decree.

We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We spent $19 million during 2007 and we have budgeted an additional $90 million through 2011. We also spent $3 million during 2007 and we expect to spend an additional $65 million through 2010 to upgrade a marine oil wharf at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. This cost estimate is preliminary and subject to further review.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. We spent $7 million during 2007 and we have budgeted an additional $10 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

The California Air Resources Board regulations require the installation of enhanced vapor recovery systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We spent $2 million during 2007 and have budgeted approximately $17 million through 2009 to satisfy the requirements of the enhanced vapor recovery regulations.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things sets a target of 35 miles per gallon for the combined fleet of cars and light trucks by model year 2020 and modified the industry requirements for Renewable Fuel Standard (RFS). The RFS now stands at 9 billion gallons in 2008 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. These requirements are currently under study.

In June 2007, the California Resources Air Board proposed amendments to the predictive model for compliant gasoline in the state of California that decreases the allowable sulfur levels to a cap of 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $32 million through 2010 to meet the requirements.

The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.

Claims Against Third-Parties

In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000 in Order 151, and held that we are entitled to receive approximately $52 million in refunds, including interest through the conclusion of appeals in 2008. In February 2008, the Alaska Supreme Court affirmed the RCA’s Order 151.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. That ruling is currently on appeal to the Alaska Superior Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006, 2007 and 2008 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Superior Court where the decision is being held in abeyance pending the decision in the appeals of the rates for 1997-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through December 31, 2007 (averaging approximately $3.87 per barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 48 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through December 31, 2007.

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

NOTE N — STOCKHOLDERS’ EQUITY

Our credit agreement and the 6 1/2%, 6 1/4% and 6 5/8% senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.

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

Cash Dividends

On January 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 17, 2008 to shareholders of record on March 3, 2008. During 2007, we paid cash dividends on common stock totaling $0.35 per share. In May 2007, our Board of Directors increased our quarterly cash dividend from $0.05 per share (post stock split) to $0.10 per share.

Common Stock Repurchase Program

In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we may repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. Under the program, we repurchased 2.4 million shares of common stock for $148 million in 2006, or an average cost per share of $62.33, and 240,000 shares for $14 million in 2005, or an average cost per share of $58.83. No shares were repurchased under the plan during 2007. As of December 31, 2007, $38 million remained available for future repurchases under the program.

Stockholder Rights Plan

On November 20, 2007, our Board of Directors adopted a stockholder rights plan, declaring that each stockholder of record on December 3, 2007 receive a dividend of one right for each outstanding share of common stock held. The dividend entitles the registered holder to purchase one one-thousandth (1/1000) of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $200, subject to adjustment. The shareholder rights are not exercisable until the tenth day following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of our common stock. The rights will expire on November 20, 2010, unless our Boards of Directors extends, redeems, or exchanges the rights.

Tender Offer

On October 26, 2007, Tracinda Corporation, a private investment corporation, announced that it intended to make a cash tender offer for up to 21,875,000 shares of our common stock (or 16% of our total outstanding shares at October 25, 2007) at a price of $64.00 per share. On November 27, 2007, Tracinda Corporation withdrew their tender offer, which was scheduled to expire on December 6, 2007.

NOTE O — STOCK-BASED COMPENSATION

Stock-based compensation expense for our stock-based awards for 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005

Stock options	$22	$13	$15
Restricted stock	6	5	4
Stock appreciation rights	15	3	—
Phantom stock	10	1	7

Total Stock-Based Compensation	$53	$22	$26

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation during 2005 included charges totaling $5 million associated with the termination and retirement of certain executive officers. The income tax benefit realized from tax deductions associated with stock-based compensation totaled $26 million, $20 million and $29 million during 2007, 2006 and 2005, respectively.

Incentive Stock Plans

We issue stock-based awards as described below to employees under the 2006 Long-Term Incentive Plan and non-employee directors under the 1995 Non-Employee Director Stock Option Plan, as amended. We also issue common stock to our eligible non-employee directors as payment for a portion of director fees under the 2005 Director Compensation Plan. Prior to May 2006, we issued stock-based awards under the Amended and Restated Executive Long-Term Incentive Plan, which has expired. We also have outstanding stock options under our Key Employee Stock Option Plan for which future grants have been suspended. At December 31, 2007, Tesoro had 9,925,062 shares of unissued common stock reserved for these plans.

The 2006 Long-Term Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 3, 2016. The maximum amount of common stock which may be issued under the 2006 Plan may not exceed 3,000,000 shares of which up to 750,000 shares in the aggregate may be granted as restricted stock, deferred stock units, performance shares, performance units and other stock-based awards. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Generally, when stock options are exercised or when restricted stock is granted we issue new shares rather than issuing treasury shares. At December 31, 2007, we had 1,498,600 options and 111,100 restricted stock outstanding and 1,390,300 shares available for future grants under this plan.

Under the Amended and Restated Executive Long-Term Incentive Plan, shares of common stock were granted in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. The plan expired as to the issuance of awards in May 2006 upon shareholder approval of the 2006 Plan. At December 31, 2007, we had 6,022,472 options and 850,144 restricted shares outstanding under this plan.

The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. We granted stock options to purchase 1,594,000 shares of common stock, of which 252,738 shares were outstanding at December 31, 2007, which become exercisable one year after grant in 25% annual increments. The options expire ten years after the date of grant. Our Board of Directors has suspended future grants under this plan.

The 1995 Non-Employee Director Stock Option Plan provides for the grant of up to 900,000 nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. This plan will expire, unless earlier terminated, as to the issuance of awards in February 2010. At December 31, 2007, Tesoro had 316,000 options outstanding and 364,000 shares available for future grants under this plan.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2007	7,528	$12.80	6.1 years	$151
Granted	1,567	$43.13
Exercised	(972)	$9.40
Forfeited or expired	(33)	$29.14

Outstanding at December 31, 2007	8,090	$19.02	5.9 years	$232

Vested or expected to vest at December 31, 2007	7,840	$18.62	5.8 years	$228

Exercisable at December 31, 2007	5,413	$10.82	4.6 years	$200

The estimated weighted-average grant-date fair value per share of options granted during 2007, 2006 and 2005 was $20.62, $16.01 and $9.26, respectively. The total intrinsic value for options exercised during 2007, 2006 and 2005 was $37 million, $44 million and $70 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $26 million as of December 31, 2007, which is expected to be recognized over a weighted-average period of 1.9 years. The income tax benefit realized from tax deductions associated with stock options exercised during 2007 totaled $14 million.

We estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. We amortize the estimated fair value of stock options granted over the vesting period using the straight-line method. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted average assumptions are presented below:

	2007	2006	2005

Expected life (years)	6	6	7
Expected volatility	45% - 46%	46% - 48%	45% - 49%
Expected dividend yield	0.53% - 1.00%	0.63% - 0.79%	0.16% - 0.24%
Weighted average volatility	46%	48%	48%
Risk-free interest rate	4.8%	4.6%	4.0%

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The fair value of each restricted share on the date of grant is equal to its fair market price. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. Our restricted shares vest in three or five year increments assuming continued employment at the vesting dates. A summary of our restricted stock activity is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value

Nonvested at January 1, 2007	1,126	$12.57
Granted	111	41.78
Vested	(276)	15.10
Forfeited	—	—

Nonvested at December 31, 2007	961	$15.23

The weighted average grant date fair value per share of restricted stock granted during 2007, 2006 and 2005 was $41.78, $33.31 and $16.62, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $7 million as of December 31, 2007, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted shares vested in 2007, 2006 and 2005 was $13 million, $8 million, and $4 million, respectively.

Stock Appreciation Rights

In February 2006, our Board of Directors approved the 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant. The term of a SAR granted under the SAR Plan shall be determined by the Compensation Committee on the grant date provided that no SAR shall be exercisable on or after the seventh anniversary date of its grant. During 2007, we paid cash of $1 million to settle stock appreciation rights upon exercise. Prior to 2007, we did not have any SARs that were exercised. During 2007 and 2006, the estimated weighted-average grant-date fair value for each SAR granted was $18.12 and $16.09, respectively, using the Black-Scholes option-pricing model. The option-pricing model weighted-average assumptions used to calculate the fair value of SARS are similar to those used to calculate the fair value of options as described above. At December 31, 2007 and 2006, the liability associated with our SARs recorded in accrued liabilities in the consolidated balance sheet totaled $17 million and $3 million, respectively.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock appreciation right activity for the SAR plan is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding at January 1, 2007	632	$33.30	6.1 years
Granted	1,213	$42.61
Exercised	(62)	$33.31
Forfeited or expired	(82)	$38.73

Outstanding at December 31, 2007	1,701	$39.68	5.8 years

Vested or expected to vest at December 31, 2007	1,668	$39.60	5.8 years

Exercisable at December 31, 2007	148	$33.30	5.1 years

Director Compensation Plan

The 2005 Director Compensation Plan provides for the grant of up to 100,000 shares of common stock to our eligible non-employee directors as payment for a portion of director retainer fees. We granted 8,418 shares of common stock during 2007 at a weighted-average grant-date price per share of $51.69. At December 31, 2007, we had 80,952 shares available for future grants under the plan.

Non-Employee Director Phantom Stock Plan

Under the Non-Employee Director Phantom Stock Plan, a yearly credit, limited to 15 full annual credits, of $7,250 is made in units to an account of each non-employee director, based upon the closing market price of Tesoro’s common stock on the date of credit, which vests with three years of service. A director also may elect to have the value of his cash retainer fee deposited quarterly into the account as units that are immediately vested. Retiring directors who are committee chairpersons receive an additional $5,000 credit to their accounts. The value of each vested account balance, which is a function of changes in market value of Tesoro’s common stock, is payable in cash commencing at termination or at retirement, death or disability. Payments may be made as a total distribution or in annual installments, not to exceed ten years. At December 31, 2007 and 2006, the liability associated with our non-employee director phantom stock plan recorded in accrued liabilities in the consolidated balance sheets totaled $5 million and $4 million, respectively.

Phantom Stock Options

Tesoro granted 350,000 phantom stock options in 1997 to our chief executive officer with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $8.4922 per share. During 2007, all of the granted phantom stock options were exercised prior to termination in October 2007. Upon exercise, our chief executive officer received in cash, the difference between the fair market value of the common stock on the date of the phantom stock option grant and the fair market value of common stock on the date of exercise. During 2007, we paid $17 million to settle the exercised phantom stock options. The fair value of each phantom stock option was estimated at the end of each reporting period using the Black-Scholes option-pricing model with assumptions similar to those used to calculate the fair value of options as described above. At December 31, 2006, the liability associated with our phantom stock awards recorded in accrued liabilities in the consolidated balance sheets totaled $9 million.

NOTE P — OPERATING SEGMENTS

The Company’s revenues are derived from our two operating segments, refining and retail. Our refining segment owns and operates seven petroleum refineries located in California, Washington, Alaska, Hawaii, North

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations, primarily in Alaska, California, Nevada, Hawaii, Idaho, Minnesota, North Dakota, Utah, Oregon and Washington. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to other markets in the Asia/Pacific area. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 17 western states from Minnesota to Alaska and Hawaii. Retail operates under the Tesoro®, Mirastar®, Shell®, USA Gasolinetm and 2-Go Tesoro® brands. We developed our Mirastar® brand exclusively for use at Wal-Mart stores in an agreement covering 13 western states. We operate under the Shell® brand at certain stations in California through a long-term agreement entered into in connection with our acquisition of the Los Angeles Assets. The Tesoro® and USA Gasolinetm brands are both owned by Tesoro.

The operating segments adhere to the accounting policies used for Tesoro’s consolidated financial statements, as described in the summary of significant accounting policies in Note A. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income and other, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information as of and for each of the three years ended December 31, 2007 is as follows (in millions):

	2007	2006	2005

Revenues
Refining:
Refined products	$20,906	$17,323	$15,587
Crude oil resales and other(a)	627	564	782
Retail:
Fuel(b)	2,946	1,060	944
Merchandise and other	221	144	141
Intersegment sales from Refining to Retail	(2,785)	(987)	(873)

Total Revenues	$21,915	$18,104	$16,581

Segment Operating Income (Loss)
Refining(c)	$1,188	$1,476	$1,194
Retail	(8)	(21)	(31)

Total Segment Operating Income	1,180	1,455	1,163
Corporate and Unallocated Costs	(213)	(138)	(136)

Operating Income	967	1,317	1,027
Interest and Financing Costs	(95)	(77)	(211)
Interest Income and Other	33	46	15

Earnings Before Income Taxes	$905	$1,286	$831

Depreciation and Amortization
Refining	$314	$221	$160
Retail	28	16	17
Corporate	15	10	9

Total Depreciation and Amortization	$357	$247	$186

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005

Capital Expenditures
Refining	$720	$401	$214
Retail	10	5	6
Corporate	59	47	42

Total Capital Expenditures	$789	$453	$262

Identifiable Assets
Refining	$7,068	$4,486	$4,204
Retail	771	207	222
Corporate	289	1,211	671

Total Assets	$8,128	$5,904	$5,097

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $240 million, $102 million and $108 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Refining operating income for 2006 includes a pretax charge of $28 million related to the termination of a delayed coker project at our Washington refinery in July 2006. The charge is included in loss on asset disposals and impairments in the statements of consolidated operations.

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth	Year
	(In millions except per share amounts)

2007
Revenues	$3,876	$5,604	$5,902	$6,533	$21,915
Costs of sales and operating expenses	$3,548	$4,710	$5,651	$6,399	$20,308
Operating Income (loss)	$188	$729	$99	$(49)	$967
Net Earnings (loss)	$116	$443	$47	$(40)	$566
Net Earnings (loss) Per share:
Basic	$0.86	$3.26	$0.35	$(0.29)	$4.17
Diluted	$0.84	$3.17	$0.34	$(0.29)	$4.06
2006
Revenues	$3,877	$4,929	$5,278	$4,020	$18,104
Costs of sales and operating expenses	$3,689	$4,276	$4,697	$3,652	$16,314
Operating Income	$81	$543	$446	$247	$1,317
Net Earnings	$43	$326	$274	$158	$801
Net Earnings Per Share:
Basic	$0.31	$2.40	$2.01	$1.17	$5.89
Diluted	$0.30	$2.33	$1.96	$1.14	$5.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of the Los Angeles Assets and USA Petroleum Assets, both of which we acquired in May 2007 (as defined and described in Note C of our notes to consolidated financial statements in Item 8). The acquisitions contributed approximately 14 percent of our total revenues for the year ended December 31, 2007 and accounted for approximately 32 percent of our total assets as of December 31, 2007. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the internal control over financial reporting of Tesoro Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the acquired Los Angeles Assets and USA Petroleum Assets, which were acquired in May 2007 and whose financial statements constitute 32% of total assets and 14% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting of the Los Angeles Assets and USA Petroleum Assets. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to a change in the Company’s method of accounting for refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation of one another, and for its pension and other postretirement plans.

/s/  Deloitte & Touche LLP

San Antonio, Texas
February 28, 2008

ITEM 9B.	OTHER INFORMATION

In February 2008, we amended the Fourth Amended and Restated Credit Agreement to allow up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base. The First Amendment to the Fourth Amended and Restated Credit Agreement is filed as Exhibit 10.2 to this annual report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2008 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2008 Proxy Statement, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in the Company’s 2008 Proxy Statement, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2008 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2008 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

The following consolidated financial statements of Tesoro Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	57
Statements of Consolidated Operations — Years Ended December 31, 2007, 2006 and 2005	58
Consolidated Balance Sheets — December 31, 2007 and 2006	59
Statements of Consolidated Comprehensive Income and Stockholders’ Equity — Years Ended December 31, 2007, 2006 and 2005	60
Statements of Consolidated Cash Flows — Years Ended December 31, 2007, 2006 and 2005	61
Notes to Consolidated Financial Statements	62
First Amendment to the Fourth Amended and Restated Credit Agreement
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

2. Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2	—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
2.7	—	Asset Purchase Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

Exhibit
Number			Description of Exhibit

2.8		—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.9		—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
**2	.10	—	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 1-3473).
3.1		—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2		—	By-Laws of the Company, as amended through February 2, 2005 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
3.3		—	Amendment to the By-Laws of the Company, effective March 6, 2006 (incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-3473).
3.4		—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5		—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).
3.6		—	Certificate of Designation Establishing a Series A Participating Preferred Stock, dated as of December 16, 1985 (incorporated by reference herein to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.7		—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.8		—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).
3.9		—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).
4.1		—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.2		—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

Exhibit
Number			Description of Exhibit

4.3		—	Form of Registration Rights Agreement relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.4		—	Form of Registration Rights Agreement relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.5		—	Form of Indenture relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
4.6		—	Form of Registration Rights Agreement relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors, Lehman Brothers, Inc., Goldman, Sachs & Co. and Greenwich Capital Markets, Inc. (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
4.7		—	Rights Agreement dated as of November 20, 2007 between Tesoro Corporation and American Stock Transfer & Trust Company as Rights Agent, including the form of Certificate of Designations of Series B Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007, File No. 1-3473).
10.1		—	Fourth Amended and Restated Credit Agreement, dated as of May 11, 2007, among the Company, JPMorgan Chase Bank, N.A as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007, File No. 1-3473).
*10	.2	—	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2008, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities.
10.3		—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.4		—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10	.5	—	Amended and Restated Executive Security Plan effective as January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2006, File No. 1-3473).
†10	.6	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.7	—	2006 Executive Long-Term Incentive Plan dated as of May 3, 2006 (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2006).
†10	.8	—	First Amendment to the 2006 Executive Long-Term Incentive Plan dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-3473).
†10	.9	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.10	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.11	—	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.12	—	Agreement between the Company and Bruce A. Smith as of November 1, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.13	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.14	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.15	—	Form of Second Amendment to Employment Agreement between the Company and William J. Finnerty dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.16	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.17	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.18	—	Form of Second Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.19	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).
†10	.20	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.21	—	Second Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of June 8, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007, File No. 1-3473).
†10	.22	—	Management Stability Agreement between the Company and W. Eugene Burden dated November 8, 2002 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).
†10	.23	—	Management Stability Agreement between the Company and Claude A. Flagg dated February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.24	—	Amended and Restated Management Stability Agreement between the Company and J. William Haywood dated August 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.25	—	Management Stability Agreement between the Company and Joseph M. Monroe dated November 6, 2002 (incorporated by reference herein to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.26	—	Amended and Restated Management Stability Agreement between the Company and Daniel J. Porter dated August 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.27	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.28	—	Amended and Restated Management Stability Agreement between the Company and Susan A. Lerette dated February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.29	—	Amended and Restated Management Stability Agreement between the Company and Charles S. Parrish dated May 3, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).
†10	.30	—	Amended and Restated Management Stability Agreement between the Company and Otto C. Schwethelm dated February 2, 2005 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.31	—	Management Stability Agreement between the Company and Sarah S. Simpson dated August 2, 2005 (incorporated by reference herein to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.32	—	Management Stability Agreement between the Company and G. Scott Spendlove dated January 24, 2002 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.33	—	Amended and Restated Management Stability Agreement between the Company and Lynn D. Westfall dated as of May 3, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).
†10	.34	—	Tesoro Corporation Restoration Retirement Plan dated as of August 9, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006, File No. 1-3473).
†10	.35	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan dated November 2, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.36	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.37	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.38	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.39	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.40	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10	.41	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10	.42	—	Copy of the Company’s Board of Directors Deferred Compensation Plan dated February 23, 1995 (incorporated by reference herein to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.43	—	Copy of the Company’s Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.44	—	Copy of the Company’s Board of Directors Deferred Phantom Stock Plan (incorporated by reference herein to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 1-3473).
†10	.45	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
†10	.46	—	Phantom Stock Option Agreement between the Company and Bruce A. Smith dated effective October 29, 1997 (incorporated by reference herein to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-3473).
10.47		—	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference herein to Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on February 25, 1987, File No. 1-3473).
14.1		—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm.
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a)(3) of Form 10-K.

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

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A. SMITH Bruce A. Smith	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ OTTO C. SCHWETHELM Otto C. Schwethelm	Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ ARLEN O. GLENEWINKEL, JR. Arlen O. Glenewinkel, Jr.	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Lead Director	February 28, 2008

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director	February 28, 2008

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 28, 2008

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	February 28, 2008

/s/ WILLIAM J. JOHNSON William J. Johnson	Director	February 28, 2008

/s/ J.W. (JIM) NOKES J.W. (Jim) Nokes	Director	February 28, 2008

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	February 28, 2008

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 28, 2008