Form 10-Q
period 2008-03-31
TESORO CORP /NEW/
filed 2008-05-07
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

There were 137,728,066 shares of the registrant’s Common Stock outstanding at May 5, 2008.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41	$23
Receivables, less allowance for doubtful accounts	1,600	1,243
Inventories	1,360	1,200
Prepayments and other	182	134

Total Current Assets	3,183	2,600

PROPERTY, PLANT AND EQUIPMENT
Refining	5,182	5,021
Retail	619	642
Corporate and other	200	193

	6,001	5,856
Less accumulated depreciation and amortization	(1,123)	(1,076)

Net Property, Plant and Equipment	4,878	4,780

OTHER NONCURRENT ASSETS
Goodwill	92	92
Acquired intangibles, net	284	290
Other, net	371	366

Total Other Noncurrent Assets	747	748

Total Assets	$8,808	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,412	$2,004
Accrued liabilities	410	488
Current maturities of debt	2	2

Total Current Liabilities	2,824	2,494

DEFERRED INCOME TAXES	374	388
OTHER LIABILITIES	561	537
DEBT	2,082	1,657
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 145,091,262 shares issued (144,505,356 in 2007)	24	24
Additional paid-in capital	886	876
Retained earnings	2,297	2,393
Treasury stock, 7,426,370 common shares (7,460,518 in 2007), at cost	(150)	(151)
Accumulated other comprehensive loss	(90)	(90)

Total Stockholders’ Equity	2,967	3,052

Total Liabilities and Stockholders’ Equity	$8,808	$8,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

REVENUES (1)	$6,531	$3,876
COSTS AND EXPENSES:
Costs of sales and operating expenses (1)	6,533	3,548
Selling, general and administrative expenses	52	69
Depreciation and amortization	90	69
Loss on asset disposals and impairments	14	2

OPERATING INCOME (LOSS)	(158)	188
Interest and financing costs	(27)	(17)
Interest income	2	14
Other income	45	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(138)	185
Income tax provision (benefit)	(56)	69

NET EARNINGS (LOSS)	$(82)	$116

NET EARNINGS (LOSS) PER SHARE:
Basic	$(0.60)	$0.86
Diluted	$(0.60)	$0.84
WEIGHTED AVERAGE COMMON SHARES:
Basic	136.2	135.2
Diluted	136.2	138.9
DIVIDENDS DECLARED PER SHARE	$0.10	$0.05

(1) Includes excise taxes collected by our retail segment	$75	$24
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(82)	$116
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization	90	69
Amortization of debt issuance costs and discounts	3	4
Loss on asset disposals and impairments	14	2
Stock-based compensation	(1)	20
Deferred income taxes	(14)	7
Excess tax benefits from stock-based compensation arrangements	—	(10)
Other changes in non-current assets and liabilities	(4)	(12)
Changes in current assets and current liabilities:
Receivables	(357)	(52)
Inventories	(160)	(72)
Prepayments and other	(47)	(65)
Accounts payable and accrued liabilities	374	(26)

Net cash used in operating activities	(184)	(19)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(212)	(144)
Proceeds from asset sales	6	1

Net cash used in investing activities	(206)	(143)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	2,300	—
Repayments under revolving credit agreement	(1,875)	—
Repurchase of common stock	(3)	(3)
Dividend payments	(14)	(7)
Proceeds from stock options exercised	—	5
Excess tax benefits from stock-based compensation arrangements	—	10

Net cash from financing activities	408	5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41	$829

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(11)	$(5)
Income taxes paid	$8	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$64	$55
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2007 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007. For all periods presented, share and per share data (except par value) reflect the effect of a two-for-one stock split effected in the form of a stock dividend which was distributed in May 2007. Our results of operations for the 2008 period include the acquisitions described in Note C.
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
NOTE B — EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents produced anti-dilutive results for the three months ended March 31, 2008, and was not included in the dilutive calculation. For the three months ended March 31, 2007, diluted earnings per share include the effects of potentially dilutive shares, common stock options and unvested restricted stock outstanding during the period. Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Basic:
Net earnings (loss)	$(82)	$116

Weighted average common shares outstanding	136.2	135.2

Basic Earnings (Loss) Per Share	$(0.60)	$0.86

Diluted:
Net earnings (loss)	$(82)	$116

Weighted average common shares outstanding	136.2	135.2
Dilutive effect of stock options and unvested restricted stock	—	3.7

Total diluted shares	136.2	138.9

Diluted Earnings (Loss) Per Share	$(0.60)	$0.84

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — ACQUISITIONS
Los Angeles Assets
On May 10, 2007, we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). We will continue to operate the retail stations using the Shell® brand under a long-term agreement. The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. Our purchase price allocation is substantially complete pending potential changes to certain employee benefits that are not expected to be material. The purchase price allocation, including direct costs incurred in the Los Angeles Assets acquisition, is as follows (in millions):

Inventories (including materials and supplies of $7 million)	$264
Property, plant and equipment	1,304
Acquired intangibles	160
Other assets	112
Assumed employee costs and other liabilities	(21)

Total purchase price	$1,819

Our unaudited pro forma financial information for the three months ended March 31, 2007 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement, as if each had occurred at the beginning of the period presented. Included in the pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $16 million for the three months ended March 31, 2007. The unaudited pro forma information is based on historical data (in millions except per share amounts), and we believe it is not indicative of the results of future operations.

Three Months Ended
March 31, 2007

Revenues	$4,455
Net earnings	$113
Net earnings per share:
Basic	$0.84
Diluted	$0.81
USA Gasoline™ Retail Stations
On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA Gasoline ™ brand name was paid in cash totaling $286 million (including inventories of $15 million and direct costs of $3 million). We recorded $3 million of goodwill, none of which is expected to be deductible for tax purposes. The purchase price was allocated based upon fair market values at the date of acquisition.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price allocation, including direct costs incurred in the acquisition of the USA Gasoline ™ stations, is as follows (in millions):

Inventories	$15
Property, plant and equipment	238
Goodwill	3
Deferred tax asset	2
Acquired intangibles	35
Assumed employee post-retirement benefits	(7)

Total purchase price	$286

Pro forma information has not been presented for the USA Petroleum Assets acquisition as it is insignificant to our consolidated financial statements.
NOTE D — INVENTORIES
Components of inventories were as follows (in millions):

	March 31,	December 31,
	2008	2007

Crude oil and refined products, at LIFO cost	$1,258	$1,107
Oxygenates and by-products, at FIFO cost	23	17
Merchandise, at average cost	14	15
Materials and supplies, at average cost	65	61

Total Inventories	$1,360	$1,200

Inventories valued at LIFO cost were less than replacement cost by approximately $1.8 billion and $1.4 billion at March 31, 2008 and December 31, 2007, respectively.
NOTE E — DEBT
Credit Agreement
At March 31, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.75 billion, or the amount of a periodically adjusted borrowing base ($2.5 billion as of March 31, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve ,as defined. As of March 31, 2008, we had $545 million in borrowings and $571 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $634 million or 36% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.25% at March 31, 2008) or a Eurodollar rate (2.70% at March 31, 2008) plus an applicable margin. The applicable margin at March 31, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at March 31, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of March 31, 2008.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three months ended March 31, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
At March 31, 2008, we had two separate letter of credit agreements for the purchase of foreign crude oil that provide $320 million and $80 million in letters of credit. The $320 million letter of credit agreement was increased from a capacity of $250 million in March 2008. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.00%. As of March 31, 2008, we had $151 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $169 million, or 53% of total capacity under this credit agreement.
The $80 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 0.80%. As of March 31, 2008, we had $77 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $3 million, or 4% of total capacity under this credit agreement.
During April 2008, we entered into a third letter of credit agreement for the purchase of foreign crude oil providing up to $100 million in letters of credit. The terms and conditions of this agreement are similar to the separate letter of credit agreements described above. Letters of credit outstanding under this agreement incur fees at a rate of 0.10% per quarter.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $12 million and $5 million for the three months ended March 31, 2008 and 2007, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the three months ended March 31, 2008, we voluntarily contributed $5 million to improve the funded status of the employee retirement plan. The components of pension and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2008 and 2007 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service Cost	$8	$6	$3	$3
Interest Cost	6	5	5	3
Expected return on plan assets	(6)	(6)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	1	1	1	—

Net Periodic Benefit Expense	$10	$7	$9	$6

NOTE G — COMMITMENTS AND CONTINGENCIES
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Where required, we have made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” in order to provide for these matters. We cannot predict the ultimate effects of these matters with certainty, and we have made related accruals based on our best estimates, subject to future developments. We believe that the outcome of these matters will not result in a material adverse effect on our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, however, that when these matters are resolved, they will not materially affect Tesoro’s consolidated financial position or results of operations. During the three months ended March 31, 2008 and 2007, our combined federal and state effective income tax rate was a 41% tax benefit and a 37% tax provision, respectively. The 41% tax benefit during the 2008 Quarter included a $3.5 million benefit from the favorable settlement of federal tax audits for the years 1997 through 2005. All tax liabilities resulting from these audits were previously recorded as unrecognized tax benefits in our condensed consolidated balance sheet in accordance with FIN 48.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At March 31, 2008, our accruals for environmental expenses totaled $99 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. At March 31, 2008, our accrual for these environmental liabilities totaled $72 million. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.
In March 2008, we settled 77 Notices of Violation (“NOV”) received from the Bay Area Air Quality Management District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million, which was paid in March 2008.
In January 2008, we received an offer of settlement from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operation. A reserve for this matter is included in the environmental accruals referenced above.
In December 2007, we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operation. A reserve for the NOV is included in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Environmental Matters
We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. We have agreed to settle a number of the pending cases, subject to the completion of the terms and conditions of the settlement agreement. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the cases included in the settlement is included in accrued liabilities. We believe the final resolution of these cases will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.
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
Claims Against Third-Parties
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we were entitled to receive refunds, including interest. In accordance with the ruling, we received in March 2008 a refund from TAPS of $45 million, net of contingent legal fees of $8 million. The $45 million refund is included as other income in our condensed statement of consolidated operations.
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. In March 2008, the Alaska Superior Court affirmed the RCA’s ruling and affirmed the $1.96 permanent rate. That ruling is currently on appeal to the Alaska Supreme Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006, 2007 and 2008 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Supreme Court where the decision is being held in abeyance pending the decision in the appeals of the rates for 2001-2003. If the RCA’s decisions, as affirmed by the Alaska Superior Court, are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through March 31, 2008 (averaging approximately $4.07 barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 51 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through March 31, 2008.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. If Tesoro Alaska Company prevails and lower rates are set, we could be entitled to refunds resulting from our interstate shipments for 2005 and 2006. We cannot give any assurances of when or whether we will prevail in this proceeding. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which has been consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In May 2007, the presiding judge in this consolidated FERC proceeding lowered the interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have requested that the FERC reverse the presiding judge. We cannot give assurances of when or whether we will prevail in this proceeding. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but we believe any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or additional payments.
NOTE H — STOCKHOLDERS’ EQUITY
Cash Dividends
On May 6, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on June 16, 2008 to shareholders of record on June 2, 2008. In March 2008, we paid a quarterly cash dividend on common stock of $0.10 per share.
Shareholder Rights Plan
On March 6, 2008, our Board of Directors approved the termination of the stockholder rights plan, dated as of November 20, 2007. The final expiration date of the rights was changed from November 20, 2010 to March 6, 2008. The rights agreement is of no further force and effect, and the rights were de-registered under the Securities Exchange Act of 1934.
NOTE I — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Stock options	$5	$5
Restricted stock	3	2
Stock appreciation rights	(8)	5
Phantom stock	(1)	8

Total Stock-Based Compensation Expense (Benefit)	$(1)	$20

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.5 million and $12 million for the three months ended March 31, 2008 and 2007, respectively. During 2007, all of the phantom stock options issued to our chief executive officer were exercised prior to termination in October 2007.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2008, we granted 743,800 options with a weighted-average exercise price of $40.40. The estimated weighted-average grant-date fair value per share of options granted was $17.82. These

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $33 million as of March 31, 2008, which is expected to be recognized over a weighted-average period of 2.0 years. A summary of our stock options as of March 31, 2008 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	8,824,910	$20.83	6.0 years	$81
Options Vested or Expected to Vest	8,598,652	$20.36	5.9 years	$83
Options Exercisable	6,646,316	$14.52	5.0 years	$103
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the three months ended March 31, 2008, we issued 575,110 shares of restricted stock with a weighted-average grant-date fair value of $40.37. These restricted shares vest in annual increments ratably over three years. Total unrecognized compensation cost related to our non-vested restricted stock totaled $27 million as of March 31, 2008, which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2008 we had 1,291,706 shares of restricted stock outstanding at a weighted-average grant-date fair value of $25.69.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the three months ended March 31, 2008, we granted 956,110 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $40.40 per SAR. The SARs granted in 2008 vest ratably over three years following the date of grant and expire seven years from the grant date. At March 31, 2008 and December 31, 2007, the liability associated with our SARs recorded in accrued liabilities totaled $8 million and $17 million, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income, other income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Revenues
Refining:
Refined products	$6,201	$3,679
Crude oil resales and other (a)	231	153
Retail:
Fuel (b)	1,019	228
Merchandise and other	58	32
Intersegment Sales from Refining to Retail	(978)	(216)

Total Revenues	$6,531	$3,876

Segment Operating Income (Loss)
Refining	$(87)	$256
Retail (c)	(28)	(11)

Total Segment Operating Income (Loss)	(115)	245
Corporate and Unallocated Costs	(43)	(57)

Operating Income	(158)	188
Interest and Financing Costs	(27)	(17)
Interest Income	2	14
Other Income (d)	45	—

Earnings (Loss) Before Income Taxes	$(138)	$185

Depreciation and Amortization
Refining	$73	$62
Retail	12	4
Corporate	5	3

Total Depreciation and Amortization	$90	$69

Capital Expenditures
Refining	$165	$131
Retail	1	1
Corporate	9	8

Total Capital Expenditures	$175	$140

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2008	2007
Identifiable Assets
Refining	$7,668	$7,068
Retail	767	771
Corporate	373	289

Total Assets	$8,808	$8,128

(a)	To balance or optimize our refinery supply requirements, we sometimes sell crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $75 million and $24 million for the three months ended March 31, 2008 and 2007, respectively.

(c)	Retail operating loss for the three months ended March 31, 2008 includes impairment charges of $11 million related to the pending sale or closure of 23 retail stations.

(d)	During the three months ended March 31, 2008 we received a $45 million refund of prior years refinery transportation and distribution costs from TAPS associated with our protest of intrastate pipeline rates between 1997 and 2000 (see Note G).
NOTE K— NEW ACCOUNTING STANDARDS
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. We have not adopted the standard’s provisions applicable to nonfinancial assets and nonfinancial liabilities and we are currently evaluating the impact, if any, these provisions will have on our financial position and results of operations.
The standard’s provisions for financial assets and financial liabilities which became effective as of January 1, 2008 had no material impact on our financial position or results of operations. At March 31, 2008, our only financial assets and financial liabilities that are measured at fair value on a recurring basis are our derivative instruments. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$14	$—	$14	$—

Liabilities:
Derivatives	$(40)	$(37)	$(3)	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for Tesoro as of January 1, 2008. We did not elect the fair value option under this standard upon adoption.
SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which requires that the assets acquired and liabilities assumed in a business combination be recorded at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items, including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date; and (iii) expensing restructuring costs associated with an acquired business. The provisions of SFAS No. 141(R) will be applied prospectively to business combinations occurring on or after January 1, 2009.
SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” This standard changes the annual and interim disclosure requirements for derivative instruments and hedging activities. An entity with derivative instruments is required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The standard is effective beginning January 1, 2009. The adoption of the standard will not have an impact on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 33 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
BUSINESS STRATEGY AND OVERVIEW
Overview
Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, which is referred to below as “refined product margins”. Beginning in the 2007 third quarter and continuing through the 2008 first quarter, industry refined product margins on the U.S. West Coast weakened substantially reflecting record high crude oil prices which increased more rapidly than product prices. From July 1, 2007 through March 31, 2008, the average cost of West Texas Intermediate crude oil increased by approximately 43% per barrel while the average price for Los Angeles gasoline rose only 21% per barrel. Although U.S. crude oil inventories remained near or above the five-year average during the 2008 first quarter, crude oil prices continued to climb rapidly as financial markets invested in crude oil and other commodities to hedge against the weakening U.S. dollar. Globally, continued worldwide demand growth and concerns over declining crude oil supplies also continued to support higher crude oil prices. Product prices on the U.S. West Coast increased less rapidly than crude prices during the 2008 first quarter reflecting falling product demand and high product inventories. Product demand on the U.S. West Coast remained weak due to increasing product prices, the weakening U.S. economy, seasonality and inclement weather on the U.S. West Coast during January.
We previously announced that our value creation strategy would focus on pursuing internal yield and cost benefits rather than external acquisitions. This change in our strategy was timely as the refining industry has recently experienced less robust refining margins. We developed initiatives in late 2007 to improve profitability at our Los Angeles and Hawaii refineries and in response to the current market environment, we have accelerated our review of costs and capital commitments across our refining system. These company-wide programs are designed to reduce short-term debt and fund capital expenditures solely from operating cash flow. Our goal is to generate approximately $750 million to $1 billion of cash this year through the following initiatives:
•	Immediately reducing operations and administration costs and our largest single cost, crude oil;

•	Reducing the aggregate amount of our planned capital expenditures; and

•	Reducing working capital.
Beyond 2008, we are reviewing other initiatives in response to the current market environment. These include:
•	Reducing the cost of energy consumed and emissions generated; and

•	Reviewing capital projects and capital employed to ensure that we have the appropriate capital priorities.
We have identified ways to increase our ability to purchase more cost advantaged crude oil. These include non-capital opportunities such as those designed to increase the use of sour grades of Canadian crude oil at our Washington refinery. Another long-term program is the Long Beach crude terminal project that will allow us to take 100% waterborne crude oil at the Los Angeles refinery. We are also taking steps to increase our heavy crude throughput from 30% to 40% of total refining throughput by 2012.

Strategic Capital Projects
To achieve our strategy of a competitive cost structure and earning competitive returns in any margin environment, we focus on capital projects that improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency. We are revising our 2008 capital spending plan to $760 million from the previously announced $966 million plan. Most projects impacted by this reduction have been delayed or adjusted in scope rather than cancelled. We are currently assessing our capital spending for the years 2009 through 2012. All capital expenditures, whether actual or expected, include estimates of capitalized interest and labor. See “Capital Resources and Liquidity” for additional information related to capital spending.
Golden Eagle Coker Modification Project
The coker modification at our Golden Eagle refinery was commissioned in late April 2008 and is expected to be fully operational during the 2008 second quarter. Total spending since inception totaled $582 million at March 31, 2008. Total capital for this project is expected to total $610 million. The modification of our existing fluid coker unit to a delayed coker enables us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. The project significantly reduces the duration and costs of coker turnarounds as well as increases the typical coker turnaround cycle from 2.5 years to 5 years. In addition, the delayed coker is expected to yield significantly less fuel gas and more gasoline and distillates than the fluid coker.
Future Strategic Capital Projects
During the third quarter of 2008, we expect to mechanically complete the selective hydrogenation unit (“SHU”) at our Washington refinery, which will reduce the sulfur content in gasoline. The SHU will allow a higher percentage of sour crude oils to be processed at the refinery while maintaining compliance with gasoline sulfur regulations.
Beyond 2008, we are currently evaluating several projects that focus on our strategic goals. At our Golden Eagle and Hawaii refineries we are evaluating crude oil flexibility projects that would allow us to process a more diverse slate of less expensive crude oils. These projects, if approved, could be completed as early as 2013. At our Los Angeles refinery, we are evaluating an upgrade project designed to increase heavy crude oil processing capacity and projects to increase our capability of receiving waterborne crude oil through access at the Port of Long Beach terminal. We are also studying energy efficiency projects at all of our refineries. These projects are preliminary and are subject to further review and analysis.
Hawaii Refinery Initiatives
Gross refining margins at our Hawaii refinery declined by $39 million from the 2007 first quarter. The decline in gross refining margins year-over-year reflects the substantial decrease in industry margins, losses on our derivative positions due to rising crude oil prices which reduced our gross refining margins by $25 million year-over-year, and planned and unplanned electrical outages at the refinery along with related repairs and maintenance expenses.
We have several initiatives to improve profitability at Hawaii. A key initiative is reducing our reliance on light sweet crude oil from Asia to achieve crude cost savings. During the first quarter, we began to run more cost advantaged heavy sweet and light sour crudes reducing our light sweet crude as a percent of total throughput to 19% from 30% a year ago. We also plan to improve reliability primarily through (i) a controls modernization project to be completed in 2008 which also improves refining yields and reduces energy costs and (ii) the installation of a new substation to improve electrical reliability, which was completed in March 2008. The controls modernization project is approximately 50% complete with one of the two phases now successfully commissioned.
Los Angeles Refinery Initiatives
The Los Angeles refinery provides both current earnings potential and a platform for investment to build shareholder value. We expect to realize annual recurring synergies of approximately $100 million through our crude oil purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market. Since acquiring the assets in May 2007, we have achieved approximately $88 million of our $100 million synergy goal mainly through shared crude oil cargo benefits and other feedstock activities.

We also have several initiatives to improve profitability at our Los Angeles refinery. These initiatives include optimizing our crude oil supply, increasing distillate production and reducing operating expenses. During the 2008 second quarter, the remaining term crude contracts assumed in the acquisition will expire which allows us to process more cost advantaged foreign crude oils. We also shifted gasoline production of approximately 7,000 to 9,000 barrels per day into distillates as a result of the strong distillate margins to date in 2008.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results for the 2008 period include the results of the Los Angeles refinery assets and Shell® and USA Gasoline™ retail stations acquired in May 2007.
Summary
Our net loss was $82 million ($(0.60) per diluted share) for the three months ended March 31, 2008 (“2008 Quarter”), compared with net earnings of $116 million ($0.84 per diluted share) for the three months ended March 31, 2007 (“2007 Quarter”). The decrease in net earnings during the 2008 Quarter was primarily due to the following (these factors and other factors are more fully described below):
•	substantially lower refined product margins reflecting record high crude oil prices which increased more rapidly than product prices ;

•	the impact of rising crude oil costs on our non-trading derivative positions;

•	higher operating expenses primarily reflecting increased utility and employee expenses;

•	significantly lower gross refining margins at our Washington refinery reflecting the planned turnaround of the fluid catalytic cracking and alkylation units; and

•	the negative impact on industry margins due to significantly less industry downtime during the 2008 Quarter on the U.S. West Coast as compared to the 2007 Quarter.
The decrease in net earnings during the 2008 Quarter relative to the 2007 Quarter was partially offset by the following:
•	a refund totaling $45 million from the Trans Alaska Pipeline System (“TAPS”) in connection with a ruling from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates between 1997 and 2000; and

•	the negative impact on our gross refining margins in 2007 due to extensive scheduled and unscheduled downtime at our Golden Eagle refinery during the 2007 Quarter.

Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2008	2007

Revenues
Refined products (a)	$6,201	$3,679
Crude oil resales and other	231	153

Total Revenues	$6,432	$3,832

Throughput (thousand barrels per day)
Heavy crude oil (b)	176	99
Light crude oil (b)	390	348
Other feedstocks	27	18

Total Refining Throughput	593	465

% Heavy Crude Oil of Total Refining Throughput (b)	30%	21%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	283	192
Jet fuel	76	63
Diesel fuel	128	103
Heavy oils, residual products, internally produced fuel and other	133	120

Total Yield	620	478

Gross refining margin ($/throughput barrel) (c)	$6.54	$13.50

Manufacturing cost before depreciation and amortization (c)(d) ($/throughput bbl)	$5.29	$4.41

Segment Operating Income
Gross refining margin (e)	$353	$565
Expenses
Manufacturing costs (d)	286	185
Other operating expenses (d)	70	52
Selling, general and administrative	9	8
Depreciation and amortization (f)	73	62
Loss on asset disposals and impairments	2	2

Segment Operating Income (Loss)	$(87)	$256

Refined Product Sales (thousand barrels per day) (a) (g)
Gasoline and gasoline blendstocks	330	252
Jet fuel	97	89
Diesel fuel	123	114
Heavy oils, residual products and other	94	86

Total Refined Product Sales	644	541

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$106.01	$75.80
Average costs of sales	99.41	64.13

Refined Product Sales Margin	$6.60	$11.67

Refining Data by Region

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2008	2007

California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (h)	259	111
Gross refining margin (c)	$240	$209
Gross refining margin ($/throughput barrel) (c)	$10.18	$20.82
Manufacturing cost before depreciation and amortization (c)(d) ($/throughput bbl)	$7.22	$9.37

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (h)	160	171
Gross refining margin (c)	$29	$196
Gross refining margin ($/throughput barrel) (c)	$2.03	$12.79
Manufacturing cost before depreciation and amortization (c)(d) ($/throughput bbl)	$4.25	$2.94

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	67	83
Gross refining margin (c)	$(9)	$30
Gross refining margin ($/throughput barrel) (c)	$(1.49)	$3.94
Manufacturing cost before depreciation and amortization (c)(d) ($/throughput bbl)	$3.08	$2.07

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (h)	107	100
Gross refining margin (c)	$92	$129
Gross refining margin ($/throughput barrel) (c)	$9.44	$14.42
Manufacturing cost before depreciation and amortization (c)(d) ($/throughput bbl)	$3.57	$3.35

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $978 million and $216 million for the three months ended March 31, 2008 and 2007, respectively.

(b)	In the 2007 fourth quarter, we redefined heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Previously, heavy crude oils were defined as crude oils with a gravity of 32 degrees or less. Heavy and light throughput volumes for the three months ended March 31, 2007 have been adjusted to conform to the 2008 presentation.

(c)	In the 2007 fourth quarter, we revised the calculation of gross refining margin per throughput barrel to include the effect of inventory changes. Inventory changes are the result of selling a volume and mix of product that is different than actual volumes manufactured. The amounts for the quarter ended March 31, 2007 have been recalculated to conform to the 2008 presentation. Previously, gross refining margin per barrel was calculated based upon manufactured product volumes. Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	During the 2008 Quarter we reclassified certain environmental expenses from manufacturing expenses to other operating expenses. We have reclassified $2 million in the prior period to conform to the current presentation.

(e)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in an increase of $1 million for each of the three months ended March 31, 2008 and 2007. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.25 and $1.40 for the three months ended March 31, 2008 and 2007, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.

(h)	We experienced reduced throughput during scheduled turnarounds at the Golden Eagle and Washington refineries during the 2008 Quarter and the Golden Eagle and Utah refineries during the 2007 Quarter.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007.
Overview. The operating loss from our refining segment was $87 million in the 2008 Quarter compared to operating income of $256 million in the 2007 Quarter. The $343 million decrease in our operating income was primarily due to significantly lower gross refining margins and higher operating expenses, partly offset by higher refining throughput. Total gross refining margins decreased 52% to $6.54 per barrel in the 2008 Quarter, compared to $13.50 per barrel in the 2007 Quarter, primarily reflecting lower industry margins in all of our regions. Declining industry margins for gasoline and other products including fuel oil, asphalt and petroleum coke drove U.S. West Coast benchmark industry margins down from an average of $30 per barrel in the 2007 Quarter to an average of $14 per barrel in the 2008 Quarter. Industry margins weakened substantially as a result of the impact of rapidly rising crude oil costs and weakening product demand as further described above in “Overview”. During the 2007 Quarter, industry margins benefited from U.S. refineries operating below 90% of capacity because of turnarounds and unplanned outages, high product demand and lower gasoline imports reflecting refinery maintenance in Europe. Although industry margins declined year-over-year, we were able to take advantage of market opportunities during the 2008 Quarter to lower crude costs versus benchmark crude oils, such as Alaska North Slope and West Texas Intermediate. These cost of goods sold reductions included running more advantaged crudes at our Golden Eagle and Hawaii refineries, lower costs for foreign crude grades to the Washington refinery, and the benefit of recently negotiated, multi-year, term-contracts for local grades of light, sweet crude delivered to the Mid-Continent region.
Gross Refining Margins. On an aggregate basis, our total gross refining margins decreased to $353 million in the 2008 Quarter from $565 million in the 2007 Quarter reflecting lower total gross refining margins in all of our regions (excluding the Los Angeles refinery). Our per barrel gross refining margins in each of our regions were negatively impacted primarily due to the decrease in industry margins described above and to a lesser extent other regional factors and downtime described below.
•	In our California region, gross refining margins decreased 51% to $10.18 per barrel in the 2008 Quarter from $20.82 per barrel in the 2007 Quarter. In addition to the industry factors described above, our gross refining margins in the region were also impacted by bad weather during January on the U.S. West Coast, which weakened regional product demand. Gross refining margins were further impacted during the 2008 Quarter due to the turnaround of five major units at our Golden Eagle refinery beginning in mid-March. While industry refining margins in the region were much stronger in the 2007 Quarter, our gross refining margins in 2007 were negatively impacted at our Golden Eagle refinery due to scheduled turnarounds of the fluid catalytic cracker (“FCC”) and hydrocracking units and other unscheduled downtime.

•	Gross refining margins in our Pacific Northwest region decreased 84% to $2.03 per barrel in the 2008 Quarter as compared to the 2007 Quarter. In addition to the industry factors described above, our gross refining margins in the region were also impacted due to the turnaround of our FCC and alkylation units at our Washington refinery from late January to mid-February. Bad weather during January on the U.S. West Coast also weakened product demand in the region.

•	In our Mid-Pacific region, gross refining margins declined 138% year-over-year. In addition to the industry factors described above, the decrease in our gross refining margins in the region reflect the planned and unplanned power outages during the 2008 Quarter.

•	In our Mid-Continent region, gross refining margins decreased 35% to $9.44 per barrel in the 2008 Quarter as compared to the 2007 Quarter. In addition to the industry factors described above, our gross refining margins in the region were impacted by poor weather which reduced our crude oil supplies to the Utah refinery and hampered regional product demand. Conversely, warmer weather during the 2007 Quarter resulted in strong diesel demand.
Our gross refining margins were also impacted by our non-trading derivative positions during the 2008 Quarter. Our derivative positions were negatively impacted by rapidly rising crude oil prices, which reduced our gross refining margins by $73 million year-over-year.
Refining Throughput. Total refining throughput averaged 593 thousand barrels per day (“Mbpd”) in the 2008 Quarter compared to 465 Mbpd during the 2007 Quarter, reflecting average refining throughput at our Los Angeles refinery of 104 Mbpd. Excluding the Los Angeles refinery, throughput increased by 24 Mbpd, primarily reflecting extended scheduled and unscheduled downtime at our Golden Eagle refinery during the 2007 Quarter. For information related to additional scheduled downtime for both periods see footnote (h) of the table above.
Refined Products Sales. Revenues from sales of refined products increased 69% to $6.2 billion in the 2008 Quarter as compared to the 2007 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Total refined product sales averaged 644 Mbpd in the 2008 Quarter, an increase of 103 Mbpd from the 2007 Quarter, primarily reflecting additional sales volumes from our Los Angeles refinery. Our average product sales price increased 40% to $106.01 per barrel in the 2008 Quarter as rising crude oil prices put upward pressure on product prices.
Expenses. Our average cost of sales increased 55% to $99.41 per barrel during the 2008 Quarter reflecting the significant increase in crude oil prices. Manufacturing and other operating expenses increased to $356 million in the 2008 Quarter, compared to $237 million in the 2007 Quarter, with $81 million of the increase incurred at the Los Angeles refinery. The remaining increase of $38 million reflects higher utility costs of $21 million, higher environmental costs of $10 million and higher employee expenses of $9 million, partially offset by lower repair and maintenance costs of $4 million. Depreciation and amortization increased to $73 million in the 2008 Quarter, compared to $62 million in the 2007 Quarter, reflecting depreciation and amortization associated with the Los Angeles refinery.
Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2008	2007
Revenues
Fuel	$1,019	$228
Merchandise and other (a)	58	32

Total Revenues	$1,077	$260

Fuel Sales (millions of gallons)	349	104
Fuel Margin ($/gallon) (b) (c)	$0.12	$0.11
Merchandise Margin (in millions)	$13	$8
Merchandise Margin (percent of sales)	25%	26%
Average Number of Stations (during the period)
Company-operated	446	194
Branded jobber/dealer	475	268

Total Average Retail Stations	921	462

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2008	2007
Segment Operating Loss
Gross Margins
Fuel (c)	$41	$12
Merchandise and other non-fuel margin	18	8

Total Gross Margins	59	20
Expenses
Operating expenses	58	20
Selling, general and administrative	6	7
Depreciation and amortization	12	4
Loss on asset disposals and impairments	11	—

Segment Operating Loss	$(28)	$(11)

(a)	Merchandise and other includes other revenues of $5 million and $1 million for the three months ended March 31, 2008 and 2007, respectively.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007. The operating loss for our retail segment was $28 million in the 2008 Quarter, compared to an operating loss of $11 million in the 2007 Quarter. The 2008 Quarter included an impairment of $11 million for the pending sale or closure of 23 retail stations. Total gross margins increased to $59 million during the 2008 Quarter from $20 million in the 2007 Quarter, reflecting higher sales volumes and slightly higher fuel margin per gallon. Total gallons sold increased to 349 million gallons from 104 million gallons in the 2007 Quarter, reflecting the increase in our average station count to 921 in the 2008 Quarter from 462 in the 2007 Quarter, resulting from an additional 416 retail sites from our acquisitions of Shell® and USA Gasoline™ stations (see Note C). During the 2008 Quarter, our Shell® and USA Gasoline™ stations contributed total gross margins of $33 million and fuel sales of 241 million gallons. Excluding the acquired stations, total gross margins increased by $6 million and fuel sales increased by 4 million gallons. As of March 31, 2008, our retail network totaled 939 branded retail stations (under the Tesoro®, Shell®, Mirastar® and USA Gasoline™ brands), comprising 444 company-operated retail stations and 495 jobber/dealer retail stations.
Revenues on fuel sales increased to $1.0 billion in the 2008 Quarter, from $228 million in the 2007 Quarter, reflecting significantly higher sales volumes and increased sales prices. Excluding the acquired stations, revenues on fuel sales increased $85 million. Cost of sales increased in the 2008 Quarter due to increased sales volumes and higher prices for purchased fuel. Operating expenses increased by $38 million during the 2008 Quarter, of which $32 represents operating expenses incurred by our Shell® and USA Gasoline™ stations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $52 million in the 2008 Quarter, compared to $69 million in the 2007 Quarter. The decrease was primarily due to lower stock based compensation costs of $21 million, partially offset by an increase of $2 million in employee costs. Stock based compensation for our stock appreciation rights (“SARS”) and phantom stock was lower due to our declining stock price. Our SARS and phantom stock are revalued to fair value at the end of each reporting period.

Interest and Financing Costs
Interest and financing costs were $27 million in the 2008 Quarter, compared to $17 million in the 2007 Quarter. The increase during the 2008 Quarter was primarily due to the additional debt we incurred during the 2007 second quarter in connection with our acquisitions completed in 2007 along with borrowings on our revolving credit agreement. The increase was partially offset by an increase of $7 million in capitalized interest, reflecting higher capital expenditures. Capitalized interest, which is a reduction to interest and financing costs totaled $12 million and $5 million for the three months ended March 31, 2008 and 2007, respectively.
Interest Income
Interest income amounted to $2 million in the 2008 Quarter, compared to $14 million in the 2007 Quarter. The decrease during the 2008 Quarter is primarily due to a significant decrease in our invested cash.
Other Income
Other income totaled $45 million in the 2008 Quarter reflecting a refund received from TAPS in connection with a ruling by the Regulatory Commission of Alaska concerning our protest of intrastate rates set by TAPS between 1997 and 2000.
Income Taxes
Our income tax benefit totaled $56 million in the 2008 Quarter, compared to a $69 million provision in the 2007 Quarter, reflecting our loss before income taxes. The combined federal and state effective income tax rate was a 41% tax benefit and a 37% tax provision during the 2008 Quarter and 2007 Quarter, respectively. The 41% tax benefit during the 2008 Quarter included a $3.5 million benefit from the favorable settlement of federal tax audits for the years 1997 through 2005.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 33 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2008 with $41 million of cash and cash equivalents, $545 million of borrowings under our revolver, and $634 million in available borrowing capacity under our credit agreement after $571 million in outstanding letters of credit. At March 31, 2008, we also had two separate letter of credit agreements with total capacity of $400 million of which we had $172 million available after $228 million in outstanding letters of credit. During 2008, we have increased our letter of credit capacity by $170 million. In May 2008, we plan to increase the capacity of the credit agreement by $100 million to a total capacity of $1.85 billion. The credit agreement allows for further increases in capacity up to a total capacity of $2 billion. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

TAPS Refund
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through TAPS. Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000 and held that we were entitled to receive refunds, including interest. In accordance with the ruling, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees totaling $8 million.
Cash Dividends
On May 6, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on June 16, 2008 to shareholders of record on June 2, 2008. In March 2008, we paid a quarterly cash dividend on common stock of $0.10 per share totaling $14 million.
Capitalization
Our capital structure at March 31, 2008 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$545
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
Junior subordinated notes due 2012	113
Capital lease obligations and other	26

Total debt	2,084
Stockholders’ equity	2,967

Total Capitalization	$5,051

At March 31, 2008 our debt to capitalization ratio was 41%, compared to 35% at year-end 2007, primarily reflecting additional borrowings of $425 million under our credit agreement due to the impact of lower operating cash flows, including the impact of higher costs of crude oil, along with capital expenditures of $212 million.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock under our current programs. We do not believe that the limitations will restrict our ability to pay cash dividends or repurchase stock under our current programs.
Credit Agreement — Revolving Credit Facility
At March 31, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.75 billion, or the amount of a periodically adjusted borrowing base ($2.5 billion as of March 31, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve, as defined. As of March 31, 2008, we had $545 million in borrowings and $571 million in letters of credit outstanding under the amended credit agreement, resulting in total unused credit availability of $634 million or 36% of the eligible borrowing base. We plan to reduce our short-term borrowings by year-end. Borrowings under the revolving credit facility bear interest at either a base rate (5.25% at March 31, 2008) or a Eurodollar rate (2.70% at March 31, 2008) plus an applicable margin. The applicable margin at March 31, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at March 31, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of March 31, 2008.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three months ended March 31, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
At March 31, 2008, we had two separate letter of credit agreements for the purchase of foreign crude oil that provide $320 million and $80 million in letters of credit. The $320 million letter of credit agreement was increased from a capacity of $250 million in March 2008. The agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 1.00%. As of March 31, 2008, we had $151 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $169 million, or 53% of total capacity under this credit agreement.
The $80 million letter of credit agreement is secured by the crude oil inventories supported by letters of credit issued under the agreement and will remain in effect until terminated by either party. Letters of credit outstanding under this agreement incur fees at an annual rate of 0.80%. As of March 31, 2008, we had $77 million in letters of credit outstanding under this agreement, resulting in total unused credit availability of $3 million, or 4% of total capacity under this credit agreement.
During April 2008, we entered into a third letter of credit agreement for the purchase of foreign crude oil providing up to $100 million in letters of credit. The terms and conditions of this agreement are similar to the separate letter of credit agreements described above. Letters of credit outstanding under this agreement incur fees at a rate of 0.10% per quarter.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2008	2007
Cash Flows From (Used In):
Operating Activities	$(184)	$(19)
Investing Activities	(206)	(143)
Financing Activities	408	5

Increase (Decrease) in Cash and Cash Equivalents	$18	$(157)

The increase in net cash used in operating activities of $165 million was primarily due to significantly lower cash earnings as described above. The increase in net cash used in investing activities primarily represents increased capital expenditures. The increase in net cash from financing activities primarily reflects borrowings under our revolver totaling $425 million as described above. Working capital increased to $359 million at March 31, 2008 compared to $106 million at year-end 2007, primarily as a result of increases in inventory and receivables due to the higher costs of crude oil and refined products, partially offset by an increase in payables.

Capital Expenditures
During the 2008 Quarter, our capital expenditures totaled $175 million and included the following major projects:$83 million for the coker modification project (Golden Eagle), $16 million for projects to eliminate atmospheric blowdown towers (Golden Eagle), $7 million for a gasoline hydrotreater (Utah), $4 million for a selective hydrogenation unit (Washington), $3 million for reconfiguring and replacing above-ground storage tank systems and upgrading piping (Golden Eagle) and $3 million for the flare gas recovery project (Los Angeles). At our Los Angeles refinery we spent a total of $18 million during the 2008 Quarter.
Refinery Turnaround Spending
During the 2008 Quarter, we spent $34 million for refinery turnarounds, primarily at our Golden Eagle and Washington refineries. During 2008, we expect to spend an additional $77 million for refinery turnarounds, primarily at our Golden Eagle refinery. Refining throughput and yields will be affected by the scheduled turnaround at our Golden Eagle refinery during the second quarter.
Off-Balance Sheet Arrangements
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At March 31, 2008, our accruals for environmental expenses totaled $99 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. At March 31, 2008, our accrual for these environmental liabilities totaled $72 million. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

In March 2008, we settled 77 Notices of Violation (“NOV”) received from the Bay Area Air Quality Management District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million, which was paid in March 2008.
In January 2008, we received an offer of settlement from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operation. A reserve for this matter is included in the environmental accruals referenced above.
In December 2007, we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operation. A reserve for the NOV is included in the environmental accruals referenced above.
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
Other Environmental Matters
We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. We have agreed to settle a number of the pending cases, subject to the completion of the terms and conditions of the settlement agreement. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the cases included in the settlement is included in accrued liabilities. We believe the final resolution of these cases will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.
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

Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. We are installing a gasoline hydrotreater at our Utah refinery to satisfy the requirements of the regulations. We expect to spend $68 million through 2009 to complete the project, $7 million of which was spent during the 2008 first quarter. Our other refineries will not require additional capital spending to meet the low sulfur gasoline standards.
In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. At our North Dakota refinery, we expect to spend $7 million through 2009 to meet the new standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
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
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and reducing operating costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The coker was commissioned in late April 2008 and is expected to be fully operational during the 2008 second quarter. We have spent $582 million from inception of the project, of which $83 million was spent in the 2008 first quarter. The total capital expenditures for this project is estimated to be $610 million.
The Los Angeles refinery is subject to extensive environmental requirements. We plan to reduce emissions of nitrogen oxides at the Los Angeles refinery by the end of 2010 in response to regulations imposed by the South Coast Air Quality Management District. Our current plans for compliance include the replacement of power cogeneration units and steam boilers with more efficient equipment. We expect to spend approximately $250 million to $325 million with estimated completion in late 2010. We also will replace underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in 2014 and will cost approximately $80 million. Our response to the regulatory requirements also includes new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We expect to spend approximately $50 million through 2009 to install the flare gas recovery compressors, of which $3 million was spent during the 2008 first quarter. We are also currently evaluating a fuel gas treating unit project designed to reduce fuel gas sulfur in response to these regulations. These cost estimates are preliminary and are subject to further review and analysis.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by routing these emergency relief systems to flares. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We expect to spend $135 million through 2010 to complete this project, $16 million of which was spent during the 2008 first quarter. Our other refineries do not have atmospheric blowdown towers.
In connection with the 2002 acquisition of our Golden Eagle refinery, we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions required by a Consent Decree with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act. We expect to spend $17 million through 2011 to satisfy the requirements of the Consent Decree.

We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We expect to spend $120 million through 2011, $3 million of which was spent during the 2008 first quarter. We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These project alternatives could cost between $50 million and $200 million dollars between now and 2013. We spent $1 million during the 2008 first quarter.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. Based upon our current plans, we expect to spend $18 million through 2009 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
California Air Resources Board regulations require the installation of enhanced vapor recovery systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We expect to spend $17 million through 2009 to satisfy the requirements of these regulations.
In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things sets a target of 35 miles per gallon for the combined fleet of cars and light trucks manufactured for sale in the U.S. by model year 2020 and modified the requirements for Renewable Fuel Standard (RFS). The RFS requires the total volume of renewable transportation fuels (including ethanol and bio-diesel) sold or introduced in the U.S. to be 9 billion gallons in 2008 increasing to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and petroleum refining industries and may require additional expenditures by us to accommodate increased ethanol use. These requirements are currently under study.
In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels to 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $40 million through 2010 to meet the requirements.
The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.
Claims Against Third-Parties
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. In March 2008, the Alaska Superior Court affirmed the RCA’s ruling and affirmed the $1.96 permanent rate. That ruling is currently on appeal to the Alaska Supreme Court. The rate decrease has been in effect since June 2003. The TAPS Carriers subsequently attempted to increase their intrastate rates for 2004, 2005, 2006, 2007 and 2008 without providing the supporting information required by the RCA’s regulations and in a manner inconsistent with the RCA’s prior decision in Order 151. These filings were rejected by the RCA. The rejection of these filings is currently on appeal to the Alaska Superior Court where the decision is being held in abeyance pending the decision in the appeals of the rates for 2001-2003. If the RCA’s decisions are upheld on appeal, we could be entitled to refunds resulting from our shipments from January 2001 through mid-June 2003. If the RCA’s decisions are not upheld on appeal, we could potentially have to pay the difference between the TAPS Carriers’ filed rates from mid-June 2003 through March 31, 2008 (averaging approximately $4.07 barrel) and the RCA’s approved rate for this period ($1.96 per barrel) plus interest for the approximately 51 million barrels we have transported through TAPS in intrastate commerce during this period. We cannot give any assurances of when or whether we will prevail in these appeals. We also believe that, should we not prevail on appeal, the amount of additional shipping charges cannot reasonably be estimated since it is not possible to estimate the permanent rate which the RCA could set, and the appellate courts approve, for each year. In addition, depending upon the level of such rates, there is a reasonable possibility that any refunds for the period January 2001 through mid-July 2003 could offset some or all of any additional payments due for the period mid-June 2003 through March 31, 2008.
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. If Tesoro Alaska Company prevails and lower rates are set, we could be entitled to refunds resulting from our interstate shipments for 2005 and 2006. We cannot give any assurances of when or whether we will prevail in this proceeding. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which has been consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In May 2007, the presiding judge in this consolidated FERC proceeding lowered the interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have requested that the FERC reverse the presiding judge. We cannot give assurances of when or whether we will prevail in this proceeding. If the TAPS carriers should prevail, then the rates charged for all shipments of Alaska North Slope crude oil on TAPS could be revised by the FERC, but any FERC changes to rates for intrastate transportation of crude oil supplies for our Alaska refinery should be prospective only and should not affect prior intrastate rates, refunds or additional payments.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary source of market risk is the difference between prices received from the sale of refined products and the prices paid for crude oil and other feedstocks. We have a risk management committee responsible for, among other things, assessing our market risk and providing recommendations to executive management.
Commodity Price Risks
Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) and the margin above those expenses at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the the global supply and demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.
Prices for refined products are influenced by the price of crude oil, which fluctuates on worldwide market conditions. Generally, an increase or decrease in the price of crude oil affects the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. These inventories totaled 30 million barrels and 29 million barrels at March 31, 2008 and December 31, 2007, respectively. The average cost of these inventories at March 31, 2008 was approximately $42 per barrel on a LIFO basis, compared to market prices of approximately $103 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to price risks associated with the purchase of crude oil and the purchase and sale of refined products. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We mark to market our derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during the 2008 first quarter. Accordingly, no change in the value of the related underlying physical asset is recorded.
During the first quarter of 2008, we settled derivative positions of approximately 133 million barrels of crude oil and refined products, which resulted in losses of $83 million due to the significant rise in crude oil prices. At March 31, 2008, we had open derivative positions of approximately 13 million barrels, which will expire at various times during 2008. We recorded the fair value of our open positions, which resulted in an unrealized loss of $31 million at March 31, 2008, for a net unrealized gain during the 2008 first quarter of $8 million.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 13 million barrels as of March 31, 2008, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $13 million. As of December 31, 2007, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $21 million.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a defendant, along with other manufacturing, supply and marketing defendants, in ten pending cases alleging MTBE contamination in groundwater. We have agreed to settle a number of the pending cases, subject to the completion of the terms and conditions of the settlement agreement. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the cases included in the settlement is included in other accrued liabilities. We believe the final resolution of these cases will not have a material adverse effect on our financial position or results of operations, but at this time we cannot estimate the amount or the likelihood of the ultimate resolution of the cases not subject to the settlement. We believe we have defenses to the claims in the remaining cases and intend to vigorously defend ourselves in those lawsuits.
In March 2008, we settled 77 notices of violation received from the Bay Area Air Quality Management District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million. For further information related to this matter, see Note G in our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended March 31, 2008.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*
January 2008	—	$—	—	$38 million
February 2008	76,938	$—	—	$38 million
March 2008	—	$—	—	$38 million

Total	76,938	$—	—

*	All of the shares repurchased during the three-month period ended March 31, 2008 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers. These shares were not repurchased under our stock repurchase program.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6. EXHIBITS
     (a) Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: May 7, 2008	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2008	/s/ OTTO C. SCHWETHELM
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