Form 10-Q
period 2008-06-30
TESORO CORP /NEW/
filed 2008-08-06
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 137,893,760 shares of the registrant’s Common Stock outstanding at July 31, 2008.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24	$23
Receivables, less allowance for doubtful accounts	2,677	1,243
Inventories	1,083	1,200
Prepayments and other	154	134

Total Current Assets	3,938	2,600

PROPERTY, PLANT AND EQUIPMENT
Refining	5,201	5,021
Retail	617	642
Corporate and other	203	193

	6,021	5,856
Less accumulated depreciation and amortization	(1,072)	(1,076)

Net Property, Plant and Equipment	4,949	4,780

OTHER NONCURRENT ASSETS
Goodwill	92	92
Acquired intangibles, net	279	290
Other, net	382	366

Total Other Noncurrent Assets	753	748

Total Assets	$9,640	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,542	$2,004
Accrued liabilities	474	488
Current maturities of debt	3	2

Total Current Liabilities	4,019	2,494

DEFERRED INCOME TAXES	296	388
OTHER LIABILITIES	573	537
DEBT	1,783	1,657
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 145,085,836 shares issued (144,505,356 in 2007)	24	24
Additional paid-in capital	893	876
Retained earnings	2,288	2,393
Treasury stock, 7,267,541 common shares (7,460,518 in 2007), at cost	(146)	(151)
Accumulated other comprehensive loss	(90)	(90)

Total Stockholders’ Equity	2,969	3,052

Total Liabilities and Stockholders’ Equity	$9,640	$8,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES (1)	$8,754	$5,604	$15,285	$9,480
COSTS AND EXPENSES:
Costs of sales and operating expenses (1)	8,561	4,710	15,094	8,258
Selling, general and administrative expenses	58	73	110	142
Depreciation and amortization	99	89	189	158
Loss on asset disposals and impairments	9	3	23	5

OPERATING INCOME (LOSS)	27	729	(131)	917
Interest and financing costs	(34)	(30)	(61)	(47)
Interest income	1	11	3	25
Other income	4	—	49	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(2)	710	(140)	895
Income tax provision (benefit)	(6)	267	(62)	336

NET EARNINGS (LOSS)	$4	$443	$(78)	$559

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.03	$3.26	$(0.57)	$4.13
Diluted	$0.03	$3.17	$(0.57)	$4.02
WEIGHTED AVERAGE COMMON SHARES:
Basic	136.5	135.7	136.3	135.4
Diluted	138.9	139.6	136.3	139.2
DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.15

(1) Includes excise taxes collected by our retail segment	$71	$56	$146	$80
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(78)	$559
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	189	158
Amortization of debt issuance costs and discounts	5	8
Loss on asset disposals and impairments	23	5
Stock-based compensation	1	38
Deferred income taxes	(87)	19
Excess tax benefits from stock-based compensation arrangements	—	(13)
Other changes in non-current assets and liabilities	(36)	(30)
Changes in current assets and current liabilities:
Receivables	(1,434)	(284)
Inventories	117	(397)
Prepayments and other	(24)	(21)
Accounts payable and accrued liabilities	1,602	839

Net cash from operating activities	278	881

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(376)	(314)
Acquisitions	—	(2,101)
Proceeds from asset sales	6	2

Net cash used in investing activities	(370)	(2,413)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Net borrowings under revolving credit agreement	125	250
Proceeds from debt offerings, net of issuance costs of $5 million	—	495
Borrowings under term loan	—	700
Debt Refinanced	—	(500)
Repayments of debt	(1)	(216)
Repurchase of common stock	(3)	(3)
Dividend payments	(27)	(20)
Proceeds from stock options exercised	—	8
Excess tax benefits from stock-based compensation arrangements	—	13
Financing costs and other	(1)	(12)

Net cash from financing activities	93	715

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24	$169

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$38	$26
Income taxes paid	$6	$204

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$36	$74
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
NOTE B — EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents produced anti-dilutive results for the six months ended June 30, 2008, and was not included in the dilutive calculation. For the three months ended June 30, 2008 and the three and six months ended June 30, 2007, diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Net earnings (loss)	$4	$443	$(78)	$559

Weighted average common shares outstanding	136.5	135.7	136.3	135.4

Basic Earnings (Loss) Per Share	$0.03	$3.26	$(0.57)	$4.13

Diluted:
Net earnings (loss)	$4	$443	$(78)	$559

Weighted average common shares outstanding	136.5	135.7	136.3	135.4
Dilutive effect of stock options and unvested restricted stock	2.4	3.9	—	3.8

Total diluted shares	138.9	139.6	136.3	139.2

Diluted Earnings (Loss) Per Share	$0.03	$3.17	$(0.57)	$4.02

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — ACQUISITIONS
Los Angeles Assets
On May 10, 2007, we acquired a 100,000 barrels per day (“bpd”) refinery and a 42,000 bpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The purchase price allocation, including direct costs incurred in the Los Angeles Assets acquisition, is as follows (in millions):

Inventories (including materials and supplies of $7 million)	$264
Property, plant and equipment	1,304
Acquired intangibles	160
Other assets	112
Assumed employee costs and other liabilities	(21)

Total purchase price	$1,819

Our unaudited pro forma financial information for the three and six months ended June 30, 2007 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement, as if each had occurred at the beginning of the period presented. Included in the pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $5 million for the three months ended June 30, 2007 and $21 million for the six months ended June 30, 2007. The unaudited pro forma information is based on historical data (in millions except per share amounts), and we believe it is not indicative of the results of future operations.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$5,897	$10,352
Net earnings	$435	$548
Net earnings per share:
Basic	$3.21	$4.05
Diluted	$3.12	$3.94
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price allocation, including direct costs incurred in the acquisition of the USA Gasoline ™ stations, is as follows (in millions):

Inventories	$15
Property, plant and equipment	238
Goodwill	3
Deferred tax asset	2
Acquired intangibles	35
Assumed employee post-retirement benefits	(7)

Total purchase price	$286

Pro forma information has not been presented for the USA Petroleum Assets acquisition as it is insignificant to our consolidated financial statements.
NOTE D — INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2008	2007
Crude oil and refined products, at LIFO cost	$962	$1,107
Oxygenates and by-products, at FIFO cost	38	17
Merchandise, at average cost	14	15
Materials and supplies, at average cost	69	61

Total Inventories	$1,083	$1,200

Inventories valued at LIFO cost were less than replacement cost by approximately $2.6 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively. During 2008, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in the prior year. This LIFO liquidation resulted in a decrease of costs of sales of $78 million.
NOTE E — DEBT
Credit Agreement — Revolving Credit Facility
At June 30, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.86 billion, or the amount of a periodically adjusted borrowing base (approximately $3.4 billion as of June 30, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve, as defined. The total capacity was increased from $1.75 billion in May 2008. The credit agreement allows for further increases in capacity up to a total capacity of $2 billion. As of June 30, 2008, we had $245 million in borrowings and $820 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $795 million or 43% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.00% at June 30, 2008) or a Eurodollar rate (2.46% at June 30, 2008) plus an applicable margin. The applicable margin at June 30, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at June 30, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of June 30, 2008.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three and six months ended June 30, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain up to $500 million under separate letter of credit agreements for the purchase of foreign crude oil. In April 2008, we entered into another letter of credit agreement providing up to $100 million in letters of credit. At June 30, 2008, our letters of credit capacity under our three agreements totaled $500 million, of which $276 million was outstanding. Letters of credit outstanding under these agreements incur fees at an annual rate ranging from 0.40% to 1.00% and are secured by the crude oil inventories supported by the issued letters of credit. The agreements will remain in effect until terminated by either party.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $6 million and $7 million for the three months ended June 30, 2008 and 2007, respectively, and $18 million and $12 million for the six months ended June 30, 2008 and 2007, respectively.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the six months ended June 30, 2008, we voluntarily contributed $10 million to improve the funded status of the employee retirement plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service Cost	$10	$7	$18	$13
Interest Cost	6	5	12	10
Expected return on plan assets	(8)	(6)	(14)	(12)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	2	2	3	3
Curtailment	2	—	2	—

Net Periodic Benefit Expense	$13	$9	$23	$16

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service Cost	$5	$3	$8	$6
Interest Cost	4	3	9	6
Recognized net actuarial loss	—	—	1	—

Net Periodic Benefit Expense	$9	$6	$18	$12

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
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, however, that when these matters are resolved, they will not materially affect Tesoro’s consolidated financial position or results of operations. During the six months ended June 30, 2008, we recognized a $6 million income tax benefit from the favorable settlement of federal tax audits for the years 1996 through 2005. All tax liabilities resulting from these audits were previously recorded as unrecognized tax benefits in our condensed consolidated balance sheet in accordance with FIN 48.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2008, our accruals for environmental expenses totaled $106 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At June 30, 2008, our accrual for these environmental liabilities totaled $78 million, which is included in the environmental accruals referenced above. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.
We are continuing to investigate environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve to investigate these conditions is included in the environmental accruals referenced above.
In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 Notices of Violation (“NOV”) for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality requirements at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
In March 2008, we settled 77 NOVs received from the District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million, which was paid in March 2008.
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
In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”) concerning our Washington refinery. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegation and intend to vigorously defend ourselves. In July 2008, we received a second NOV for the Washington refinery also alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clear Air Act. We are investigating the allegations contained in the July 2008 NOV, but believe the resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOVs is included in the environmental accruals referenced above.

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
Claims Against Third-Parties
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we were entitled to receive refunds, including interest. In accordance with the ruling, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees. The $45 million refund is included as other income in our condensed statement of consolidated operations.
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. The rate decrease has been in effect since June 2003. In June 2008, the Alaska Supreme Court upheld the $1.96 permanent rate for the years 2001 through 2003 and we were awarded refunds including interest totaling $4 million, net of contingent legal fees, for the period 2001 through mid-June 2003. The rates paid from mid-June 2003 through June 2008 were also upheld. The $4 million refund is included as other income in our condensed statement of consolidated operations.
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered the interstate rates and refused to revise the current intrastate rates. The TAPS Carriers may appeal the FERC order. We cannot give assurances of whether they might do so, and if so, whether they would ultimately prevail in any such appeal.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H — STOCKHOLDERS’ EQUITY
Cash Dividends
On July 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 16, 2008 to shareholders of record on September 2, 2008. In March and June 2008, we paid quarterly cash dividends on common stock of $0.10 per share.
Shareholder Rights Plan
In March 2008, our Board of Directors approved the termination of the stockholder rights plan, dated as of November 20, 2007. The final expiration date of the rights was changed from November 20, 2010 to March 6, 2008. The rights agreement is of no further force and effect, and the rights were de-registered under the Securities Exchange Act of 1934.
NOTE I — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$5	$6	$10	$11
Restricted stock	3	1	6	3
Stock appreciation rights	(4)	7	(12)	12
Phantom stock	(2)	4	(3)	12

Total Stock-Based Compensation Expense	$2	$18	$1	$38

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.5 million and $18 million for the six months ended June 30, 2008 and 2007, respectively. During 2007, all of the phantom stock options issued to our chief executive officer were exercised prior to termination in October 2007.
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the six months ended June 30, 2008, we granted 767,800 options with a weighted-average exercise price of $39.91. The estimated weighted-average grant-date fair value per share of options granted was $17.60. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $28 million as of June 30, 2008, which is expected to be recognized over a weighted-average period 1.8 years. A summary of our stock options as of June 30, 2008 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	8,761,372	$20.67	5.7 years	$—
Options Vested or Expected to Vest	8,595,184	$20.34	5.7 years	$—
Options Exercisable	6,743,416	$14.84	4.8 years	$33

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the six months ended June 30, 2008, we issued 575,110 shares of restricted stock with a weighted-average grant-date fair value of $40.37 per share. These restricted shares vest in annual increments ratably over three years. Total unrecognized compensation cost related to our non-vested restricted stock totaled $23 million as of June 30, 2008, which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2008 we had 1,278,296 shares of restricted stock outstanding at a weighted-average grant-date fair value of $25.53 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the six months ended June 30, 2008, we granted 956,110 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $40.40 per SAR. The SARs granted in 2008 vest ratably over three years following the date of grant and expire seven years from the grant date. At June 30, 2008 and December 31, 2007, the liability associated with our SARs recorded in accrued liabilities totaled $5 million and $17 million, respectively.
Long-Term Incentive Plan
Effective June 5, 2008, our Board of Directors approved an amendment (the “Amendment”) to the 2006 Long-Term Incentive Plan (the “Plan”) to limit the authority of the Board to accelerate the vesting of awards granted from the Plan to the events of death, disability, retirement, or involuntary termination of employment as the result of a reduction in force program approved by the Board of Directors. Additionally, the Amendment increased the total numbers of shares authorized for issuance under the Plan from 3 million to 6 million shares of common stock.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate our segments’ performance primarily based on segment operating income, which includes revenues and expenses directly attributable to managing each segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, interest and financing costs, interest income, other income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those assets utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Refining:
Refined products	$8,380	$5,390	$14,581	$9,069
Crude oil resales and other (a)	270	121	501	274
Retail:
Fuel (b)	1,241	690	2,260	918
Merchandise and other	64	56	122	88
Intersegment Sales from Refining to Retail	(1,201)	(653)	(2,179)	(869)

Total Revenues	$8,754	$5,604	$15,285	$9,480

Segment Operating Income (Loss)
Refining	$85	$791	$(2)	$1,047
Retail (c)	(11)	—	(39)	(11)

Total Segment Operating Income (Loss)	74	791	(41)	1,036
Corporate and Unallocated Costs	(47)	(62)	(90)	(119)

Operating Income (Loss)	27	729	(131)	917
Interest and Financing Costs	(34)	(30)	(61)	(47)
Interest Income	1	11	3	25
Other Income (d)	4	—	49	—

Earnings (Loss) Before Income Taxes	$(2)	$710	$(140)	$895

Depreciation and Amortization
Refining	$83	$79	$156	$141
Retail	10	7	22	11
Corporate	6	3	11	6

Total Depreciation and Amortization	$99	$89	$189	$158

Capital Expenditures
Refining	$123	$176	$288	$307
Retail	5	1	6	2
Corporate	8	12	17	20

Total Capital Expenditures	$136	$189	$311	$329

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2008	2007
Identifiable Assets
Refining	$8,557	$7,068
Retail	783	771
Corporate	300	289

Total Assets	$9,640	$8,128

(a)	To balance or optimize our refinery supply requirements, we sometimes sell crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $71 million and $56 million for the three months ended June 30, 2008 and 2007, respectively, and $146 million and $80 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Retail operating loss for the six months ended June 30, 2008 includes impairment charges of $11 million related to certain retail stations.

(d)	During the three months ended June 30, 2008, we were awarded a net refund of $4 million from TAPS for prior year’s refinery transportation and distribution costs associated with our protest of intrastate rates between 2001 and 2003. During the first quarter of 2008, we received a net refund from TAPS of $45 million associated with our protest of intrastate pipeline rates between 1997 and 2000. See Note G for further information.
NOTE K- NEW ACCOUNTING STANDARDS
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. We have not adopted the standard’s provisions applicable to nonfinancial assets and nonfinancial liabilities, and we are currently evaluating the impact, if any, these provisions will have on our financial position and results of operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The standard’s provisions for financial assets and financial liabilities which became effective as of January 1, 2008 had no material impact on our financial position or results of operations. At June 30, 2008, our only financial assets and financial liabilities that are measured at fair value on a recurring basis are our derivative instruments. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$24	$21	$3	$—

Liabilities:
Derivatives	$(43)	$(39)	$(4)	$—
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for Tesoro as of January 1, 2008. We elected not to adopt the fair value option under this standard.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L– CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4 % senior notes due 2012, 6 5/8% senior notes due 2015 and 6 1/2% senior notes due 2017. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. Certain pipeline companies are guarantors of our 6 1/4 % and 6 5/8% senior notes. However, these pipeline companies are non-guarantors of our 6 1/2 % senior notes due 2017. These pipeline companies are included as non-guarantors in the financial information below. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$24	$—	$		$24
Receivables, less allowance for doubtful accounts	9	2,167	501		—	2,677
Inventories	—	1,071	12		—	1,083
Prepayments and other	70	84	—		—	154

Total Current Assets	79	3,346	513		—	3,938

Net Property, Plant and Equipment	—	4,818	131		—	4,949
Investment in Subsidiaries	3,777	(2)	(1)		(3,774)	—
Long-Term Receivables from Affiliates	1,581	—	145		(1,726)	—
Other Noncurrent Assets	42	711	—		—	753

Total Assets	$5,479	$8,873	$788		$(5,500)	$9,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78	$3,259	$679		$—	$4,016
Current maturities of debt	—	3	—		—	3

Total Current Liabilities	78	3,262	679		—	4,019

Long-Term Payables to Affiliates	—	1,726	—		(1,726)	—
Debt	1,760	23	—		—	1,783
Other Noncurrent Liabilities	672	196	1		—	869
Stockholders’ Equity	2,969	3,666	108		(3,774)	2,969

Total Liabilities and Stockholders’ Equity	$5,479	$8,873	$788		$(5,500)	$9,640

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$23	$—	$—	$23
Receivables, less allowance for doubtful accounts	1	1,157	85	—	1,243
Inventories	—	1,102	98	—	1,200
Prepayments and other	46	88	—	—	134

Total Current Assets	47	2,370	183	—	2,600

Net Property, Plant and Equipment	—	4,652	128	—	4,780
Investment in Subsidiaries	3,854	26	—	(3,880)	—
Long-Term Receivables from Affiliates	1,527	—	62	(1,589)	—
Other Noncurrent Assets	44	703	1	—	748

Total Assets	$5,472	$7,751	$374	$(5,469)	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$54	$2,178	$260	$—	$2,492
Current maturities of debt	—	2	—	—	2

Total Current Liabilities	54	2,180	260	—	2,494

Long-Term Payables to Affiliates	—	1,589	—	(1,589)	—
Debt	1,632	25	—	—	1,657
Other Noncurrent Liabilities	734	189	2	—	925
Stockholders’ Equity	3,052	3,768	112	(3,880)	3,052

Total Liabilities and Stockholders’ Equity	$5,472	$7,751	$374	$(5,469)	$8,128

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,549	$1,305	$(3,100)	$8,754
Costs and expenses	1	10,525	1,301	(3,100)	8,727

OPERATING INCOME (LOSS)	(1)	24	4	—	27
Equity in earnings of subsidiaries	5	(28)	(1)	24	—
Other income (expense)	—	(24)	(5)	—	(29)

EARNINGS (LOSS) BEFORE INCOME TAXES	4	(28)	(2)	24	(2)
Income tax provision (benefit) (1)	—	(6)	—	—	(6)

NET EARNINGS (LOSS)	$4	$(22)	$(2)	$24	$4

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$6,345	$568	$(1,309)	$5,604
Costs and expenses	2	5,604	578	(1,309)	4,875

OPERATING INCOME (LOSS)	(2)	741	(10)	—	729
Equity in earnings of subsidiaries	445	2	—	(447)	—
Other income (expense)	—	(18)	(1)	—	(19)

EARNINGS (LOSS) BEFORE INCOME TAXES	443	725	(11)	(447)	710
Income tax provision (benefit) (1)	—	271	(4)	—	267

NET EARNINGS (LOSS)	$443	$454	$(7)	$(447)	$443

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$17,741	$2,192	$(4,648)	$15,285
Costs and expenses	1	17,875	2,188	(4,648)	15,416

OPERATING INCOME (LOSS)	(1)	(134)	4	—	(131)
Equity in earnings of subsidiaries	(77)	(28)	(1)	106	—
Other income (expense)	—	(1)	(8)	—	(9)

EARNINGS (LOSS) BEFORE INCOME TAXES	(78)	(163)	(5)	106	(140)
Income tax provision (benefit) (1)	—	(61)	(1)	—	(62)

NET EARNINGS (LOSS)	$(78)	$(102)	$(4)	$106	$(78)

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,686	$981	$(2,187)	$9,480
Costs and expenses	5	9,759	986	(2,187)	8,563

OPERATING INCOME (LOSS)	(5)	927	(5)	—	917
Equity in earnings of subsidiaries	563	3	—	(566)	—
Other income (expense)	—	(21)	(1)	—	(22)

EARNINGS (LOSS) BEFORE INCOME TAXES	558	909	(6)	(566)	895
Income tax provision (benefit) (1)	(1)	339	(2)	—	336

NET EARNINGS (LOSS)	$559	$570	$(4)	$(566)	$559

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(49)	$239	$88	$—	$278

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(370)	(6)	—	(376)
Intercompany notes, net	(45)	—	—	45	—
Other	—	6	—	—	6

Net cash used in investing activities	(45)	(364)	(6)	45	(370)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Net borrowings under revolver	125	—	—	—	125
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(27)	—	—	—	(27)
Repayments of debt	—	(1)	—	—	(1)
Net intercompany borrowings (repayments)	—	127	(82)	(45)	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	94	126	(82)	(45)	93

INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	—	1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$24	$—	$—	$24

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from operating activities	$134	$685	$62	$—	$881

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(311)	(3)	—	(314)
Acquisitions	(1,816)	(285)	—	—	(2,101)
Intercompany notes, net	966	—	—	(966)	—
Proceeds from asset sales		2	—	—	2

Net cash used in investing activities	(850)	(594)	(3)	(966)	(2,413)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $5	495	—	—	—	495
Net borrowings under revolver	250	—	—	—	250
Borrowings under term loan	700	—	—	—	700
Debt Refinanced	(500)	—	—	—	(500)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(20)	—	—	—	(20)
Repayments of debt	(215)	(1)	—	—	(216)
Proceeds from stock options exercised	8	—	—	—	8
Excess tax benefits from stock-based compensation arrangements	13	—	—	—	13
Net intercompany borrowings (repayments)	—	(908)	(58)	966	—
Financing costs and other	(12)	—	—	—	(12)

Net cash from (used in) financing activities	716	(909)	(58)	966	715

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(818)	1	—	(817)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$167	$2	$—	$169

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 45 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
BUSINESS STRATEGY AND OVERVIEW
Overview
Our profitability is substantially determined by the difference between the price of refined products and the price of crude oil, which is referred to below as “refined product margins.” The current market conditions remain challenging as industry refined product margins remained weak during the first half of 2008 reflecting record high crude oil prices which continued to increase more rapidly than product prices. From July 1, 2007 through June 30, 2008 for example, the average cost of West Texas Intermediate crude oil increased by approximately 97% while the average price for Los Angeles gasoline rose only 58%. Industry margins during the 2008 second quarter did improve as compared to the 2008 first quarter, but they were significantly lower than 2007 second quarter levels. Although U.S. crude oil inventories remained near the five-year average from January through May, crude oil prices continued to climb rapidly to record high levels as financial markets invested in crude oil and other commodities to hedge against the weakening U.S. dollar. Globally, continued worldwide demand growth and concerns over declining crude oil supplies also continued to support record high crude oil prices. In June, U.S. crude oil inventories declined below the five-year average resulting in further downward pressure on industry margins. Gasoline prices continued to increase less rapidly than crude prices during the first half of 2008 reflecting falling domestic demand and high product inventories. Gasoline demand in the U.S. continued to weaken due to high product prices and the weakening U.S. economy. While gasoline margins have weakened substantially, diesel margins during the 2008 second quarter increased above 2007 levels due to continued strong global demand and low inventories.
We previously announced that our value creation strategy would focus on pursuing internal yield and cost benefits rather than external acquisitions. This change in our strategy was timely as the refining industry has recently experienced declining refining margins. We developed initiatives in late 2007 to improve profitability at our Los Angeles and Hawaii refineries and in response to the current market environment, we have accelerated our review of costs and capital commitments across our refining system. These company-wide programs are designed to reduce short-term debt and fund capital expenditures solely from operating cash flow. Our goal is to generate approximately $750 million to $1 billion of cash this year through the following initiatives:
•	Reducing operations and administration costs;

•	Reducing the aggregate amount of our planned capital expenditures; and

•	Reducing working capital.
Our operational improvements for the remainder of 2008 versus the first half of the year include:
•	Refining lower cost crude oils through the newly commissioned delayed coker at the Golden Eagle refinery;

•	Refining a greater percentage of lower cost, waterborne crude oil at the Los Angeles refinery;

•	Optimizing our diesel and gasoline production to respond to market demand;

•	Adjusting our run rates and feedstock mix to respond to current market conditions particularly at our Washington refinery; and

•	Implementing initiatives at our Hawaii refinery primarily focused on benefits from processing lower cost crudes.

Beyond 2008, we are reviewing other initiatives in response to the current market environment. These include:
•	Reducing the cost of energy consumed and emissions generated; and

•	Reviewing capital projects and capital employed to ensure that we have the appropriate capital priorities.
We have identified ways to increase our ability to process more cost advantaged crude oil. These include non-capital opportunities such as those designed to increase the use of sour grades of crude oil at our Washington refinery. Another long-term program is the Long Beach crude terminal project that will allow us to receive 100% waterborne crude oil at the Los Angeles refinery. We are also evaluating projects to increase our heavy crude throughput from 30% to 40% of total refining throughput.
Hedging Program
Historically, we hedged less than 20% of our crude oil and products daily operating volumes, the majority of which was accomplished by matching long-haul crude oil to day-of-processing margin. The hedged volumes have consisted primarily of foreign crude oils supplied to our Hawaii and Golden Eagle refineries, and a smaller volume for West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy and as a result the positions will not have a further significant impact on earnings. However, we continue to periodically use non-trading derivative arrangements primarily to manage our exposure to price risks associated with crude oil and finished product primarily involving inventories we may hold above our normal target levels. Our derivative positions negatively impacted our pretax earnings during the 2008 second quarter and first six months of 2008 by approximately $133 million and $207 million, respectively, due to rapidly rising crude oil prices.
Strategic Capital Projects
Our capital program is focused on projects designed to improve safety and reliability, enhance our crude oil flexibility, improve clean product yields and increase energy efficiency. We reduced our 2008 capital spending plan to $760 million from the previously announced $966 million plan. Most projects impacted by this reduction have been delayed or adjusted in scope rather than cancelled. During the first six months of 2008, our capital spending totaled $311 million. We are currently assessing our capital spending program for the years 2009 through 2012. All capital expenditures, whether actual or expected, include estimates of capitalized interest and labor. See “Capital Resources and Liquidity” for additional information related to capital spending.
Golden Eagle Coker Modification Project
The delayed coker at our Golden Eagle refinery became fully operational during the 2008 second quarter. Spending since inception totaled $601 million at June 30, 2008. The modification of our existing fluid coker unit to a delayed coker enables us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. The project significantly reduces the duration and costs of coker turnarounds as well as increases the coker turnaround cycle from 2.5 years to 5 years. In addition, the modified coker is expected to significantly reduce greenhouse gas emissions at the refinery.

Future Strategic Capital Projects
During the third quarter of 2008, we expect to mechanically complete the selective hydrogenation unit (“SHU”) at our Washington refinery, which will reduce the sulfur content in gasoline. The SHU will allow a higher percentage of sour crude oils to be processed at the refinery while maintaining compliance with gasoline sulfur regulations.
Beyond 2008, we are currently evaluating several projects that focus on our strategic goals. At our Golden Eagle and Hawaii refineries we are evaluating crude oil flexibility projects that would allow us to process a more diverse slate of less expensive crude oils. At our Los Angeles refinery, we are evaluating an upgrade project designed to increase heavy crude oil processing capacity and projects to increase our capability of receiving waterborne crude oil through access at the Port of Long Beach terminal. We are also studying energy efficiency projects at all of our refineries. These projects are under preliminary review and are subject to further review and analysis.
Hawaii Refinery Initiatives
Gross refining margins at our Hawaii refinery declined by $134 million from the first six months of 2007. The decline in gross refining margins year-over-year reflects the substantial decrease in industry margins, losses on our derivative positions due to rising crude oil prices which reduced our gross refining margins by $57 million year-over-year, and planned and unplanned electrical outages at the refinery along with related repairs and maintenance expenses.
We have several initiatives to improve profitability at Hawaii. A key initiative is reducing our reliance on light sweet crude oil from Asia to achieve crude cost savings. Beginning in the first quarter, we began to run more cost advantaged heavy sweet and light sour crudes reducing our light sweet crude as a percent of total throughput to 21% from 32% a year ago. We also plan to improve reliability primarily through (i) a controls modernization project to be completed in 2008 which is also designed to improve refining yields and reduce energy costs and (ii) the installation of a new electrical substation to improve reliability, which was completed in March 2008. The controls modernization project is approximately 75% complete with one of the two phases now successfully commissioned.
Los Angeles Refinery Initiatives
The Los Angeles refinery provides both current earnings potential and a platform for investment to build shareholder value. We expect to realize annual recurring synergies of approximately $100 million through our crude oil purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market. Since acquiring the assets in May 2007, we achieved our annual synergy goal during the 2008 second quarter mainly through shared crude oil cargo benefits and other feedstock activities.
We also have several initiatives to improve profitability at our Los Angeles refinery. These initiatives include optimizing our crude oil supply, increasing distillate production and reducing operating expenses. During the 2008 second quarter, the remaining term crude contracts assumed in the acquisition expired which allows us to process more cost advantaged foreign crude oils. In June 2008, we also increased distillate production by approximately 14,000 barrels per day versus the last half of 2007 to take advantage of the strong distillate margins.
RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2007
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our 2007 results include the Los Angeles refinery assets and Shell® and USA Gasoline™ retail stations since acquired in May 2007.

Summary
Our net earnings were $4 million ($0.03 per diluted share) for the three months ended June 30, 2008 (“2008 Quarter”), compared with net earnings of $443 million ($3.17 per diluted share) for the three months ended June 30, 2007 (“2007 Quarter”). The decrease in net earnings during the 2008 Quarter was primarily due to the following:
•	substantially lower refined product margins reflecting record high crude oil prices which increased more rapidly than product prices;

•	the impact of rising crude oil prices on our non-trading derivative positions;

•	lower gross refining margins at our Golden Eagle refinery due to the turnaround of five major units; and

•	higher operating expenses primarily reflecting increased utility expenses.
The decrease in net earnings during the 2008 Quarter versus the 2007 Quarter was partially offset by a reduction in inventory quantities which resulted in a liquidation of LIFO inventory quantities carried at lower costs. During the 2008 Quarter, we reduced inventory levels by approximately 1 million barrels from the 2007 year-end level. This reduction in LIFO inventory is part of our working capital management program and decreased costs of sales by $78 million. We intend to further reduce inventory levels by the end of the year as we continue to match our inventory levels to demand. We also incurred lower stock-based and incentive compensation costs of $34 million quarter-over-quarter.
For the year-to-date periods, our net loss was $78 million ($0.57 per diluted share) for the six months ended June 30, 2008 (“2008 Period”), compared with net earnings of $559 million ($4.02 per diluted share) for the six months ended June 30, 2007 (“2007 Period”). The decrease in net earnings during the 2008 Period was primarily due to the following:
•	substantially lower refined product margins as described above;

•	the impact of rising crude oil prices on our non-trading derivative positions;

•	higher operating expenses primarily reflecting increased utility expenses;

•	significantly lower gross refining margins at our Washington refinery reflecting the planned turnaround of the fluid catalytic cracking and alkylation units and at our Golden Eagle refinery due to the turnaround of five major units; and

•	the negative impact on industry margins due to significantly less industry downtime during the 2008 first quarter on the U.S. West Coast as compared to the 2007 first quarter.
The decrease in net earnings during the 2008 Period relative to the 2007 Period was partially offset by the following:
•	the LIFO liquidation during the 2008 second quarter resulting in a reduction to costs of sales of $78 million;

•	refunds totaling $49 million from the Trans Alaska Pipeline System (“TAPS”) in connection with rulings from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates between 1997 and 2003;

•	lower stock-based and incentive compensation costs of $65 million;

•	we shifted gasoline production into distillates at our California refineries by approximately 30,000 barrels per day, comparing June 2008 to the first quarter of 2007; and

•	the negative impact on our gross refining margins in 2007 due to extensive scheduled and unscheduled downtime at our Golden Eagle refinery during the 2007 first quarter.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2008	2007	2008	2007
Revenues
Refined products (a)	$8,380	$5,390	$14,581	$9,069
Crude oil resales and other	270	121	501	274

Total Revenues	$8,650	$5,511	$15,082	$9,343

Throughput (thousand barrels per day)
Heavy crude oil (b)	184	140	180	119
Light crude oil (b)	388	441	389	396
Other feedstocks	38	31	33	24

Total Refining Throughput	610	612	602	539

% Heavy Crude Oil of Total Refining Throughput (b)	30%	23%	30%	22%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	280	299	282	246
Jet fuel	82	75	79	69
Diesel fuel	145	140	136	122
Heavy oils, residual products, internally produced fuel and other	135	128	134	123

Total Yield	642	642	631	560

Gross refining margin ($/throughput barrel) (c)	$10.10	$20.98	$8.34	$17.77

Manufacturing cost (c) (d) ($/throughput bbl)	$5.35	$4.09	$5.32	$4.22

Segment Operating Income
Gross refining margin (e)	$561	$1,168	$914	$1,733
Expenses
Manufacturing costs (d)	297	228	583	413
Other operating expenses (d)	76	59	146	111
Selling, general and administrative	12	8	21	16
Depreciation and amortization (f)	83	79	156	141
Loss on asset disposals and impairments	8	3	10	5

Segment Operating Income (Loss)	$85	$791	$(2)	$1,047

Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	334	326	332	289
Jet fuel	92	91	95	90
Diesel fuel	151	138	137	126
Heavy oils, residual products and other	104	99	98	93

Total Refined Product Sales	681	654	662	598

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$135.73	$90.92	$121.29	$84.12
Average costs of sales	125.19	72.05	112.66	68.49

Refined Product Sales Margin	$10.54	$18.87	$8.63	$15.63

Refining Data by Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2008	2007	2008	2007
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day)(h)	250	218	255	165
Gross refining margin (c)	$318	$514	$558	$723
Gross refining margin ($/throughput barrel) (c)	$13.98	$25.96	$12.04	$24.23
Manufacturing cost (c) (d) ($/throughput bbl)	$7.87	$6.90	$7.54	$7.73

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day)(h)	175	194	168	183
Gross refining margin (c)	$138	$341	$167	$537
Gross refining margin ($/throughput barrel) (c)	$8.63	$19.26	$5.47	$16.26
Manufacturing cost (c) (d) ($/throughput bbl)	$3.79	$2.65	$4.01	$2.78

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	71	87	69	85
Gross refining margin (c)	$(41)	$54	$(50)	$84
Gross refining margin ($/throughput barrel) (c)	$(6.33)	$6.78	$(3.97)	$5.40
Manufacturing cost (c) (d) ($/throughput bbl)	$3.15	$1.90	$3.11	$1.98

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)(h)	114	113	110	106
Gross refining margin (c)	$143	$272	$235	$401
Gross refining margin ($/throughput barrel) (c)	$13.86	$26.52	$11.72	$20.87
Manufacturing cost (c) (d) ($/throughput bbl)	$3.59	$2.84	$3.58	$3.07

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $1.2 billion and $653 million for the three months ended June 30, 2008 and 2007, respectively, $2.2 billion and $869 million for the six months ended June 30, 2008 and 2007, respectively.

(b)	In the 2007 fourth quarter, we redefined heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Previously, heavy crude oils were defined as crude oils with a gravity of 32 degrees or less. Heavy and light throughput volumes for the three and six months ended June 30, 2007 have been adjusted to conform to the 2008 presentation.

(c)	In the 2007 fourth quarter, we revised the calculation of gross refining margin per throughput barrel to include the effect of inventory changes. Inventory changes are the result of selling a volume and mix of product that is different than actual volumes manufactured. The amounts for the three and six months ended June 30, 2007 have been recalculated to conform to the 2008 presentation. Previously, gross refining margin per barrel was calculated based upon manufactured product volumes. Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	Beginning in 2008, we reclassified certain environmental expenses from manufacturing expenses to other operating expenses. We have reclassified $1 million and $3 million for the three and six months ended June 30, 2007, respectively, to conform to the 2008 presentation.

(e)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a $3 million increase and a $13 million decrease for the three months ended June 30, 2008 and 2007, respectively, and a $4 million increase and a $12 million decrease for the six months ended June 30, 2008 and 2007, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.41 and $1.34 for the three months ended June 30, 2008 and 2007, respectively, and $1.33 and $1.36 for the six months ended June 30, 2008 and 2007, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.

(h)	We experienced reduced throughput during scheduled turnarounds at the Golden Eagle refinery during the first and second quarters of 2008, the Washington refinery during the 2008 first quarter, the Los Angeles refinery during the 2007 Quarter and the Golden Eagle and Utah refineries during the 2007 first quarter.
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Overview. Operating income from our refining segment was $85 million in the 2008 Quarter compared to operating income of $791 million in the 2007 Quarter. The decrease in our operating income was primarily due to significantly lower gross refining margins and higher operating expenses. The decrease in operating income was partially offset by a decrease in costs of sales of $78 million during the 2008 Quarter resulting from the liquidation of LIFO inventory quantities carried at lower cost per-barrel associated with quantities acquired in the previous year. Total gross refining margins decreased to $10.10 per barrel in the 2008 Quarter, compared to $20.98 per barrel in the 2007 Quarter. Declining industry margins for gasoline and other products including fuel oil, asphalt and petroleum coke drove U.S. West Coast benchmark industry margins down from an average of $32 per barrel in the 2007 Quarter to an average of $20 per barrel in the 2008 Quarter. Industry margins weakened substantially as a result of the impact of rapidly rising crude oil prices and weakening gasoline demand. While gasoline margins declined substantially, diesel margins increased to an average of $31 per barrel in Los Angeles during the 2008 Quarter versus $26 per barrel in Los Angeles during the 2007 Quarter. Industry market fundamentals are further described above in “Business Strategy and Overview.” During the 2007 Quarter, industry margins benefited from strong demand for refined products, low refinery utilization rates, low products inventories and the introduction of new lower sulfur requirements for non-road diesel which began in June 2007.
Gross Refining Margins. On an aggregate basis, our total gross refining margins decreased to $561 million in the 2008 Quarter from $1.2 billion in the 2007 Quarter reflecting lower total gross refining margins in all of our regions. Our per barrel gross refining margins in each of our regions were negatively impacted primarily due to the decrease in industry margins described above and to a lesser extent other regional factors and downtime described below.
•	In our California region, gross refining margins decreased 46% to $13.98 per barrel in the 2008 Quarter as compared to the 2007 Quarter. Gross refining margins were impacted during the 2008 Quarter due to the turnaround of five major units at our Golden Eagle refinery which was completed at the end of April. We estimate that our refining operating income was reduced by $71 million as a result of the turnaround during the 2008 Quarter. In addition, the Los Angeles refinery experienced unscheduled downtime of two units and a power interruption during the 2008 Quarter.

•	Gross refining margins in our Pacific Northwest region decreased 55% to $8.63 per barrel in the 2008 Quarter as compared to the 2007 Quarter. In 2007, low industry gasoline levels due to extended industry turnaround activity and unplanned outages on the U.S. West Coast benefited our gross refining margins in the region, in addition to the prior year’s strong market fundamentals.

•	In our Mid-Pacific region, gross refining margins declined $13.11 per barrel to a deficit of $6.33 per barrel. The decrease in our gross refining margin in the region reflects an increase in losses on our derivative positions of $31 million quarter-over-quarter due to the rapidly rising cost of crude oil.

•	In our Mid-Continent region, gross refining margins decreased 48% to $13.86 per barrel in the 2008 Quarter as compared to the 2007 Quarter. Gross refining margins during the 2008 Quarter were negatively impacted as a result of scheduled downtime of three units for mechanical repairs during the 2008 Quarter at our Utah refinery. During the 2007 Quarter, unscheduled industry refinery outages in the region and low diesel inventories combined with strong diesel demand benefited industry refinery margins.
Our gross refining margins were also impacted by our non-trading derivative positions during the 2008 Quarter. Our derivative positions which were negatively impacted by rapidly rising crude oil prices reduced our gross refining margins by $140 million quarter-over-quarter. During the 2008 Quarter, we closed the majority of our long-haul crude oil derivative positions and as a result these positions will not have a further significant impact on earnings.
Refining Throughput. Total refining throughput averaged 610 thousand barrels per day (“Mbpd”) in the 2008 Quarter compared to 612 Mbpd during the 2007 Quarter, including average refining throughput for a full quarter in 2008 at our Los Angeles refinery. Excluding the Los Angeles refinery, throughput decreased by 61 Mbpd, primarily reflecting scheduled downtime at our Golden Eagle refinery during the 2008 Quarter and throughput reductions at our Alaska, Hawaii and Washington refineries due to the weak margin environment. For information related to additional scheduled downtime for both periods see footnote (h) of the table above.
Refined Products Sales. Revenues from sales of refined products increased 55% to $8.4 billion in the 2008 Quarter as compared to the 2007 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Total refined product sales averaged 681 Mbpd in the 2008 Quarter, an increase of 27 Mbpd from the 2007 Quarter, primarily reflecting additional sales volumes from our Los Angeles refinery. Our average product sales price increased 49% to $135.73 per barrel in the 2008 Quarter as rising crude oil prices put upward pressure on product prices.
Expenses. Our average costs of sales increased 74% to $125.19 per barrel during the 2008 Quarter reflecting the significant increase in crude oil prices. Manufacturing and other operating expenses increased to $373 million in the 2008 Quarter, compared to $287 million in the 2007 Quarter, with $38 million of the increase reflecting additional expenses incurred at the Los Angeles refinery as a result of operating the refinery for a full quarter in 2008. The remaining increase of $47 million reflects higher utility costs of $46 million. Depreciation and amortization increased to $83 million in the 2008 Quarter, compared to $79 million in the 2007 Quarter, reflecting additional depreciation and amortization associated with operating the Los Angeles refinery for a full quarter in 2008.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Overview. The operating loss from our refining segment was $2 million in the 2008 Period compared to operating income of $1 billion in the 2007 Period. The decrease in our operating income was primarily due to significantly lower gross refining margins and higher operating expenses, partly offset by higher refining throughput. The decrease in operating income was partially offset by a decrease in costs of sales of $78 million during the 2008 second quarter resulting from the liquidation of LIFO inventory quantities carried at lower cost per-barrel associated with quantities acquired in the previous year. Total gross refining margins decreased to $8.34 per barrel in the 2008 Period, compared to $17.77 per barrel in the 2007 Period. Declining industry margins for gasoline and other products including fuel oil, asphalt and petroleum coke drove U.S. West Coast benchmark industry margins down from an average of $30 per barrel in the 2007 Period to an average of $17 per barrel in the 2008 Period. Industry margins weakened substantially as a result of the impact of rapidly rising crude oil prices and weakening product demand as further described above in “Business Strategy and Overview”. During the 2007 Period, industry margins were strong due to strong demand for refined products, low refinery utilization, low products inventories and the introduction of new lower sulfur requirements for non-road diesel which began in June 2007.

Gross Refining Margins. On an aggregate basis, our total gross refining margins decreased to $914 million in the 2008 Period from $1.7 billion in the 2007 Period reflecting lower total gross refining margins in all of our regions. Our per barrel gross refining margins in each of our regions were negatively impacted primarily due to the decrease in industry margins described above and to a lesser extent other regional factors and downtime described below.
•	In our California region, gross refining margins decreased 50% to $12.04 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins were impacted during the 2008 Period by the turnaround of five major units at our Golden Eagle refinery from mid-March through April. We estimate that our refining operating income was reduced by approximately $97 million as a result of the turnaround during the 2008 Period. While industry refining margins in the region were much stronger in the 2007 Period, our gross refining margins in 2007 were negatively impacted at our Golden Eagle refinery due to scheduled turnarounds of the fluid catalytic cracker (“FCC”) and hydrocracking units and other unscheduled downtime.

•	Gross refining margins in our Pacific Northwest region decreased 66% to $5.47 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins were impacted due to the turnaround of our FCC and alkylation units at our Washington refinery from late January to mid-February. During the 2007 Period, heavy turnaround activity and unscheduled downtime on the U.S. West Coast benefited our gross refining margins in the prior year.

•	In our Mid-Pacific region, gross refining margins declined $9.37 per barrel year-over-year. The decrease in our gross refining margins in the region reflects an increase in losses on our derivatives positions of $57 million year-over-year due to rapidly rising crude oil prices . We also experienced planned and unplanned power outages during the 2008 first quarter.

•	In our Mid-Continent region, gross refining margins decreased 44% to $11.72 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins in the region were impacted by poor weather during the 2008 first quarter which reduced our crude oil supplies to the Utah refinery and hampered regional product demand. Conversely, strong product demand from the farming sector and unplanned outages at several refineries in the region during the first half of 2007 benefited industry margins in the prior year.
Our gross refining margins were also impacted by our non-trading derivative positions during the 2008 Period. Our derivative positions which were negatively impacted by rapidly rising crude oil prices reduced our gross refining margins by $200 million year-over-year. During the 2008 Quarter, we closed the majority of our long-haul crude oil derivative positions and as a result these positions will not have a further significant impact on earnings.
Refining Throughput. Total refining throughput averaged 602 thousand barrels per day (“Mbpd”) in the 2008 Period compared to 539 Mbpd during the 2007 Period, due to higher average refining throughput at our Los Angeles refinery of 81 Mbpd reflecting operation of the refinery for the full six months in the 2008 Period. Excluding the Los Angeles refinery, throughput decreased by 18 Mbpd, primarily reflecting throughput reductions at our Alaska, Hawaii and Washington refineries due to the weak market environment. For information related to additional scheduled downtime for both periods see footnote (h) of the table above.
Refined Products Sales. Revenues from sales of refined products increased 61% to $14.6 billion in the 2008 Period as compared to the 2007 Period, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Total refined product sales averaged 662 Mbpd in the 2008 Period, an increase of 64 Mbpd from the 2007 Period, primarily reflecting additional sales volumes from our Los Angeles refinery. Our average product sales price increased 44% to $121.29 per barrel in the 2008 Period as rising crude oil prices put upward pressure on product prices.

Expenses. Our average costs of sales increased 64% to $112.66 per barrel during the 2008 Period reflecting the significant increase in crude oil prices. Manufacturing and other operating expenses increased to $729 million in the 2008 Period, compared to $524 million in the 2007 Period, with $119 million of the increase reflecting additional expenses incurred at the Los Angeles refinery as a result of operating the refinery for the full period in 2008. The remaining increase of $85 million reflects higher utility costs of $67 million and increased environmental costs of $23 million. Depreciation and amortization increased to $156 million in the 2008 Period, compared to $141 million in the 2007 Period, reflecting additional depreciation and amortization incurred at the Los Angeles refinery as a result of operating the refinery for the full six months in 2008.
Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2008	2007	2008	2007
Revenues
Fuel	$1,241	$690	$2,260	$918
Merchandise and other (a)	64	56	122	88

Total Revenues	$1,305	$746	$2,382	$1,006

Fuel Sales (millions of gallons)	343	244	692	348
Fuel Margin ($/gallon) (b) (c)	$0.12	$0.15	$0.12	$0.14
Merchandise Margin (in millions)	$15	$13	$28	$21
Merchandise Margin (percent of sales)	26%	25%	25%	25%
Average Number of Stations (during the period)
Company-operated (d)	440	353	443	273
Branded jobber/dealer	497	361	485	315

Total Average Retail Stations	937	714	928	588

Segment Operating Income (Loss)
Gross Margins
Fuel (c)	$41	$37	$82	$49
Merchandise and other non-fuel margin	20	17	38	25

Total Gross Margins	61	54	120	74
Expenses
Operating expenses	56	41	114	61
Selling, general and administrative	6	6	12	13
Depreciation and amortization	10	7	22	11
Loss on asset disposals and impairments	—	—	11	—

Segment Operating Income (Loss)	$(11)	$—	$(39)	$(11)

(a)	Merchandise and other includes other revenues of $6 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $11 million and $4 million for the six months ended June 30, 2008 and 2007, respectively.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(d)	In August 2008, we modified the ground lease agreement with Wal-Mart under which we constructed 76 retail stations on Wal-Mart parking lots in the Midwestern and Western United States. Under the modification, we will remove 42 retail stations in the next six to nine months and will continue to operate the remaining 34 retail stations.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007.
The operating loss for our retail segment was $11 million in the 2008 Quarter, compared to break-even in the 2007 Quarter. Total gross margins increased to $61 million during the 2008 Quarter from $54 million in the 2007 Quarter, reflecting higher sales volumes partly offset by lower fuel margin per gallon. Total gallons sold increased to 343 million gallons from 244 million gallons in the 2007 Quarter, primarily reflecting the Shell® and USA Gasoline™ stations acquired in May 2007 (see Note C). Fuel margin decreased to $0.12 per gallon in the 2008 Quarter compared to $0.15 per gallon in the 2007 Quarter, primarily reflecting retail prices lagging rapidly rising crude oil prices. During the 2008 Quarter, our Shell® and USA Gasoline™ stations contributed additional total gross margins quarter-over-quarter of $3 million and fuel sales of 88 million gallons due to operating these stations for a full quarter in 2008 as compared to about half of the 2007 Quarter. As of June 30, 2008, our retail network totaled 933 branded retail stations (under the Tesoro®, Shell®, Mirastar® and USA Gasoline™ brands), comprising 437 company-operated retail stations and 496 jobber/dealer retail stations. As of June 30, 2007, our retail network totaled 891 branded retail stations comprising 453 company-operated retail stations and 438 jobber/dealer stations. The increase in our station count at June 30, 2008 primarily reflects our strategy to grow our branded jobber/dealer presence in the Mid-Continent region and on the U.S. West Coast.
Revenues on fuel sales increased to $1.2 billion in the 2008 Quarter, from $690 million in the 2007 Quarter, reflecting significantly higher sales volumes and increased sales prices. Excluding the acquired stations, revenues on fuel sales increased $113 million primarily due to higher average product sales prices. Costs of sales increased in the 2008 Quarter due to increased sales volumes and higher prices for purchased fuel. Operating expenses increased by $15 million during the 2008 Quarter, of which $13 million represents additional operating expenses incurred by our Shell® and USA Gasoline™ stations.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007.
The operating loss for our retail segment increased to $39 million in the 2008 Period from an operating loss of $11 million in the 2007 Period. The 2008 Period included an impairment of $11 million for certain retail stations. Total gross margins increased to $120 million during the 2008 Period from $74 million in the 2007 Period, reflecting higher sales volumes partly offset by lower margin per gallon. Total gallons sold increased to 692 million gallons from 348 million gallons in the 2007 Period, primarily reflecting the Shell® and USA Gasoline™ stations acquired in May 2007 (see Note C). Fuel margin decreased to $0.12 per gallon in the 2008 Period from $0.14 per gallon in the 2007 Period, primarily reflecting retail prices lagging rapidly rising crude oil prices. During the 2008 Period, our Shell® and USA Gasoline™ stations contributed additional total gross margins of $27 million on fuel sales of 322 million gallons. Excluding the acquired stations, total gross margins increased by $19 million and fuel sales increased by 22 million gallons reflecting the increase in branded/jobber dealers as described above. The total number of retail stations in our retail network at June 30, 2008 and 2007 is summarized above.
Revenues on fuel sales increased to $2.3 billion in the 2008 Period, from $918 million in the 2007 Period, reflecting significantly higher sales volumes and increased sales prices. Excluding the acquired stations, revenues on fuel sales increased $198 million primarily due to higher average product sales prices. Costs of sales increased in the 2008 Period due to increased sales volumes and higher prices for purchased fuel. Operating expenses increased by $53 million during the 2008 Period, of which $45 million represents additional operating expenses incurred by our Shell® and USA Gasoline™ stations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $58 million and $110 million for the 2008 Quarter and 2008 Period, respectively, compared to $73 million and $142 million in the 2007 Quarter and 2007 Period, respectively. The decreases were primarily due to lower stock-based and incentive compensation costs of $22 million during the 2008 Quarter and $46 million during the 2008 Period. The decreases were partly offset by higher employee costs of $5 million and $12 million during the 2008 Quarter and 2008 Period, respectively, due to increased head count associated with the 2007 acquisitions. Stock-based compensation for our stock appreciation rights (“SARS”) and phantom stock was lower due to our declining stock price. Our SARS and phantom stock are revalued to fair value at the end of each reporting period.
Interest and Financing Costs
Interest and financing costs were $34 million and $61 million for the 2008 Quarter and 2008 Period, respectively, compared to $30 million and $47 million in the 2007 Quarter and 2007 Period, respectively. The increases were primarily due to the additional debt we incurred in May 2007 associated with our acquisitions along with higher average borrowings on our revolving credit agreement during 2008 as compared to 2007. The increase during the 2008 Period was partially offset by an increase of $6 million in capitalized interest, reflecting higher capital expenditures. Capitalized interest is a reduction to interest and financing costs.
Interest Income
Interest income decreased by $10 million and $22 million during the 2008 Quarter and 2008 Period, respectively, due to a significant decrease in our invested cash balances.
Other Income
Other income totaled $4 million and $49 million in the 2008 Quarter and 2008 Period, respectively, reflecting refunds from TAPS in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate rates. We received a net refund of $45 million from TAPS concerning rates set between 1997 and 2000 during the first quarter of 2008 and were awarded a net refund of $4 million associated with rates set between 2001 and 2003 during the second quarter of 2008.
Income Taxes
Our income tax benefit totaled $6 million and $62 million in the 2008 Quarter and 2008 Period, respectively, compared to a $267 million and $336 million provision in the 2007 Quarter and 2007 Period, respectively. The combined federal and state effective income tax rate was a 44% tax benefit and a 38% tax provision during the 2008 Period and 2007 Period, respectively. The 44% tax benefit during the 2008 Period included a $6 million benefit from the favorable settlement of federal tax audits for the years 1996 through 2005.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 45 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2008 with $24 million of cash and cash equivalents, $245 million of borrowings under our revolver, and $795 million in available borrowing capacity under our credit agreement after $820 million in outstanding letters of credit. At June 30, 2008, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $224 million available after $276 million in outstanding letters of credit. In May 2008, we increased the capacity of the credit agreement by $110 million to a total capacity of $1.86 billion. We also increased our separate letter of credit capacity by $170 million to $500 million during the first six months of 2008. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.
TAPS Refunds
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through TAPS. Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2003. The RCA set just and reasonable final rates for the years 1997 through 2003 and held that we were entitled to receive refunds, including interest. In accordance with the rulings, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees. In July 2008, we received a net refund of $4 million from TAPS associated with the RCA’s ruling on rates for the years 2001 through 2003.
Cash Dividends
On July 30, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 16, 2008 to shareholders of record on September 2, 2008. In March and June 2008, we paid quarterly cash dividends on common stock of $0.10 per share totaling $27 million.
Capitalization
Our capital structure at June 30, 2008 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$245
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
Junior subordinated notes due 2012	115
Capital lease obligations and other	26

Total debt	1,786
Stockholders’ equity	2,969

Total Capitalization	$4,755

At June 30, 2008 our debt to capitalization ratio was 38%, compared to 35% at year-end 2007, primarily reflecting additional borrowings of $125 million under our credit agreement due to the impact of lower operating cash flows.
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

Credit Agreement – Revolving Credit Facility
At June 30, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.86 billion, or the amount of a periodically adjusted borrowing base (approximately $3.4 billion as of June 30, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve, as defined. The total capacity was increased from $1.75 billion in May 2008. The credit agreements allows for further increases in capacity up to a total capacity of $2 billion. As of June 30, 2008, we had $245 million in borrowings and $820 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $795 million or 43% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.00% at June 30, 2008) or a Eurodollar rate (2.46% at June 30, 2008) plus an applicable margin. The applicable margin at June 30, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at June 30, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of June 30, 2008.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three and six months ended June 30, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain up to $500 million under separate letter of credit agreements for the purchase of foreign crude oil. In April 2008, we entered into another letter of credit agreement providing up to $100 million in letters of credit. At June 30, 2008, our letters of credit capacity under our three agreements totaled $500 million, of which $276 million was outstanding. Letters of credit outstanding under these agreements incur fees at an annual rate ranging from 0.40% to 1.00% and are secured by the crude oil inventories supported by the issued letters of credit. The agreements will remain in effect until terminated by either party.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From (Used In):
Operating Activities	$278	$881
Investing Activities	(370)	(2,413)
Financing Activities	93	715

Increase (Decrease) in Cash and Cash Equivalents	$1	$(817)

The decrease in net cash from operating activities of $603 million was primarily due to significantly lower cash earnings as described above. The decrease in net cash used in investing activities represents the acquisitions of the Los Angeles refinery and Shell®/USA Gasoline™ retail stations in May 2007 totaling $2.1 billion. The decrease in net cash from financing activities reflects borrowings used to finance the acquisitions in 2007. Working capital decreased $187 million to a deficit of $81 million at June 30, 2008 from December 31, 2007, primarily as a result of increased payables and lower inventories, partially offset by increased receivables. Payables and receivables increased due to the higher prices of crude oil and refined products. Receivables increased less than payables as a result of product prices lagging sharply rising crude oil prices. Inventories decreased from year-end due to our efforts to reduce inventories as described above.

Capital Expenditures
In May 2008, we reduced our capital spending plan, to $760 million from the previously announced $966 million. Most projects impacted by this reduction have been delayed or adjusted in scope rather than cancelled.
During the 2008 Period, our capital expenditures totaled $311 million and included the following major projects: $102 million for the coker modification project (Golden Eagle), $29 million for projects to eliminate atmospheric blowdown towers (Golden Eagle), $18 million for a gasoline hydrotreater (Utah), $8 million for a selective hydrogenation unit (Washington), $7 million for reconfiguring and replacing above-ground storage tank systems and upgrading piping (Golden Eagle) and $11 million for the flare gas recovery project (Los Angeles). At our Los Angeles refinery we spent a total of $53 million during the 2008 Period.
Refinery Turnaround Spending
During the 2008 Period, we spent $77 million for refinery turnarounds, including catalysts, primarily at our Golden Eagle refinery. During the remainder of 2008, we expect to spend an additional $33 million primarily for refinery turnarounds scheduled in early 2009.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At June 30, 2008, our accruals for environmental expenses totaled $106 million. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August of 2000. At June 30, 2008, our accrual for these environmental liabilities totaled $78 million, which is included in the environmental accruals referenced above. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

We are continuing to investigate environmental conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve to investigate these conditions is included in the environmental accruals referenced above.
In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 Notices of Violation (“NOV”) for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality requirements at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
In March 2008, we settled 77 NOVs received from the District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million, which was paid in March 2008.
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
In October 2005, we received an NOV from the United States Environmental Protection Agency (“EPA”) concerning our Washington refinery. The EPA alleges certain modifications made to the fluid catalytic cracking unit at our Washington refinery prior to our acquisition of the refinery were made in violation of the Clean Air Act. We have investigated the allegations and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of the NOV will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves. In July 2008, we received a second NOV for the Washington refinery also alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clean Air Act. We are investigating the allegations contained in the July 2008 NOV but believe the resolution of the NOV will not have a material adverse effect on our financial position or results of operations. A reserve for our response to the NOVs is included in the environmental accruals referenced above.
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
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. We are installing a gasoline hydrotreater at our Utah refinery to satisfy the requirements of the regulations. We expect to spend $68 million through 2009 to complete the project, $18 million of which was spent during the first six months of 2008. Our other refineries will not require additional capital spending to meet the low sulfur gasoline standards.
In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. At our North Dakota refinery, we expect to spend $9 million through 2009 to meet the new standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
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
During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The coker became fully operational during the 2008 second quarter. We spent $601 million from inception of the project, $102 million of which was spent in the first six months of 2008.
The Los Angeles refinery is subject to extensive environmental requirements. We plan to reduce emissions of nitrogen oxides at the Los Angeles refinery by the end of 2010 in response to regulations imposed by the South Coast Air Quality Management District. Our current plans for compliance include the replacement of power cogeneration units and steam boilers with more efficient equipment. We expect to spend approximately $300 million to $375 million with estimated completion in late 2010. We also will replace underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in increments through 2014 and will cost approximately $60 million to $80 million. Our response to the regulatory requirements also includes new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We expect to spend approximately $50 million through 2009 to install the flare gas recovery compressors, of which $11 million was spent during the first six months of 2008.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by routing these emergency relief systems to flares. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We expect to spend $156 million through 2010 to complete this project, $29 million of which was spent during the first six months of 2008. Our other refineries do not have atmospheric blowdown towers.

In connection with the 2002 acquisition of our Golden Eagle refinery, we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions required by a Consent Decree with the EPA concerning the Section 114 refinery enforcement initiative under the Clean Air Act. We expect to spend $3 million through 2011 to satisfy the requirements of the Consent Decree.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We expect to spend $118 million primarily through 2011, $7 million of which was spent during the first six months of 2008. We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These project alternatives could cost between $50 million and $200 million dollars between now and 2013. We spent $2 million during the first six months of 2008.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. Based upon our current plans, we expect to spend $19 million through 2010 to comply with this consent decree, of which we have spent $1 million during 2008. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
California Air Resources Board regulations require the installation of enhanced vapor recovery and in-station diagnostic systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We expect to spend $17 million through 2009 to satisfy the requirements of these regulations.
In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things modified the requirements for Renewable Fuel Standard (RFS) which requires the total volume of renewable transportation fuels (including ethanol and bio-diesel) sold or introduced in the U.S. to be 9 billion gallons in 2008 increasing to 36 billion gallons by 2022. The RFS may require additional expenditures by us to accommodate increased ethanol use. These requirements are currently under study.
In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels to 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $15 million to $25 million through 2010 to meet the requirements.
The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.
Claims Against Third-Parties
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the permanent rate of $1.96 to the Valdez Marine Terminal. The rate decrease has been in effect since June 2003. In June 2008, the Alaska Supreme Court upheld the $1.96 permanent rate for the years 2001 through 2003 and we were awarded refunds including interest totaling $4 million, net of contingent legal fees, for the period 2001 through mid-June 2003. The rates paid from mid-June 2003 through June 2008 were also upheld.
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and

2006.  In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered the interstate rates and refused to revise the current intrastate rates. The TAPS Carriers may appeal the FERC order.  We cannot give assurances of whether they might do so, and if so, whether they would ultimately prevail in any such appeal.
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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in global economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	earthquakes or other natural disasters affecting operations; and

•	seasonal variations in demand for refined products.
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
Commodity Price Risks
Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the costs of crude oil and other feedstocks) and the margin above those expenses at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the global supply and demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.
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
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. These inventories totaled 28 million barrels and 29 million barrels at June 30, 2008 and December 31, 2007, respectively. The average cost of these inventories at June 30, 2008 was approximately $32 per barrel on a LIFO basis, compared to market prices of approximately $121 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to price risks associated with crude oil and finished product, primarily involving inventories we may hold above our normal target levels. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. Historically, we have hedged less than 20% of our crude oil and products daily operating volumes, the majority of which was accomplished by matching long-haul crude to day-of-processing margin. The hedged volumes have consisted primarily of foreign crudes supplied to our Hawaii and Golden Eagle refineries, and a smaller volume for West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy and as a result these positions will not have a further significant impact on earnings.
We mark to market our derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during the 2008 second quarter. Accordingly, no change in the value of the related underlying physical asset is recorded.

During the second quarter of 2008, we settled derivative positions of approximately 225 million barrels of crude oil and refined products, which resulted in losses of $145 million. At June 30, 2008, we had open derivative positions of approximately 12 million barrels, which will expire at various times primarily through 2008. We recorded the fair value of our open positions, which resulted in an unrealized loss position of $19 million at June 30, 2008, for an unrealized mark-to-market net gain during the 2008 second quarter of $12 million. The majority of the open positions at June 30, 2008 have been closed as discussed above and as a result these positions will not have a further significant impact on earnings. During the second quarter of 2007, we settled derivative positions of approximately 151 million barrels of crude oil and refined products, which resulted in gains of $54 million. At June 30, 2007, we had open net derivative positions of approximately 7 million barrels. We recorded the fair value of our open positions, which resulted in an unrealized mark-to market loss of $55 million at June 30, 2007, for an unrealized mark-to-market net loss during the 2007 second quarter of $47 million. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 12 million barrels as of June 30, 2008, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $12 million. As of December 31, 2007, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $12 million. Based on our open net positions of 7 million barrels as of June 30, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $7 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 Notices of Violation (“NOV”) for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality requirements at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District.
In March 2008, we settled 77 NOVs received from the District alleging violations of air quality at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle this matter for $1.4 million. For further information related to this matter, see Note G in our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2008 Annual Meeting of Stockholders of the Company was held on May 6, 2008.

(b)	The following directors were elected at the 2008 Annual Meeting of Stockholders to hold office until the 2008 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
John F. Bookout, III	109,342,262	4,292,792
Rodney F. Chase	105,959,252	7,675,802
Robert W. Goldman	109,550,578	4,084,476
Steven H. Grapstein	108,907,706	4,727,348
William J. Johnson	105,236,716	8,398,338
J.W. Nokes	109,350,841	4,284,213
Donald H. Schmude	109,569,794	4,065,260
Bruce A. Smith	109,493,082	4,141,972
Michael E. Wiley	109,353,247	4,281,807
(c)	With respect to the proposal to approve the amendments to the 2006 Long-Term Incentive Plan to increase the total number of shares authorized for issuance under the Plan from 3,000,000 to 6,000,000 shares of common stock, to increase the shares available for option grants from 2,250,000 shares to 5,250,000 and to increase the shares available for restricted stock and similar awards from 750,000 to 2,750,000 shares there were 54,039,356 votes for; 28,272,326 against; 895,310 abstentions; and no broker non-votes.

(d)	With respect to the ratification of the appointment of Ernst & Young LLP as Tesoro’s independent auditors for fiscal year 2008, there were 109,770,891 votes for; 2,953,342 against; 910,821abstentions; and no broker non-votes.

ITEM 6. EXHIBITS
     (a) Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: August 6, 2008	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008	/s/ OTTO C. SCHWETHELM
Otto C. Schwethelm
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