Form 10-K/A
period 2007-12-31
TESORO CORP /NEW/
filed 2008-10-23
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year December 31, 2007 (the “Amendment”) is filed to restate financial information required by SEC Regulation S-X Rule 3-10 that was previously omitted. This financial information is included in Note Q to our consolidated financial statements included herein in Item 8, Financial Statements and Supplementary Data. The restatement has no effect on the accompanying Statements of Consolidated Operations, Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income and Stockholders’ Equity or Statements of Consolidated Cash Flows and does not amend, update or change any other information within Item 8 from our original Annual Report on Form 10-K filed on February 29, 2008. This Amendment also does not reflect events that occurred after our initial filing date. Certain exhibits included in the original filing have been updated and are filed herein. The Amendment should be read in conjunction with our filings made subsequent to our original Annual Report on Form 10-K, including any amendments to prior filings.

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

As discussed in Note Q to the consolidated financial statements, the accompanying consolidated financial statements have been restated to include a previously omitted footnote disclosure.

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

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
February 28, 2008 (October 21, 2008, as to Note Q)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE L — BENEFIT PLANS

Pension and Other Postretirement Benefits

Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. The funded employee retirement plan provides benefits to all eligible employees based on years of service and compensation. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2007 and 2006, we voluntarily contributed $36 million and $26 million, respectively, to improve the funded status of the retirement plan. We also expect to voluntarily contribute $20 million to the retirement plan during 2008. The retirement plan’s assets are primarily comprised of common stock and bond funds.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Thrift Plan

Tesoro sponsors an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Tesoro matches 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in Tesoro’s common stock. The maximum matching contribution is 6% for employees covered by collective bargaining agreement at the Golden Eagle refinery. Participants with the exception of executive officers are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions to the thrift plan amounted to $20 million, $16 million and $15 million during 2007, 2006 and 2005, respectively, of which $12 million, $11 million and $8 million consisted of treasury stock reissuances in 2007, 2006 and 2005, respectively.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Repurchase Program

In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we may repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. Under the program, we repurchased 4.8 million shares of common stock for $148 million in 2006, or an average cost per share of $31.17, and 0.5 million shares for $14 million in 2005, or an average cost per share of $29.42. No shares were repurchased under the plan during 2007. As of December 31, 2007, $38 million remained available for future repurchases under the program.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2007	2006	2005

Revenues
Refining:
Refined products	$20,906	$17,323	$15,587
Crude oil resales and other(a)	627	564	782
Retail:
Fuel(b)	2,946	1,060	944
Merchandise and other	221	144	141
Intersegment sales from Refining to Retail	(2,785)	(987)	(873)

Total Revenues	$21,915	$18,104	$16,581

Segment Operating Income (Loss)
Refining(c)	$1,188	$1,476	$1,194
Retail	(8)	(21)	(31)

Total Segment Operating Income	1,180	1,455	1,163
Corporate and Unallocated Costs	(213)	(138)	(136)

Operating Income	967	1,317	1,027
Interest and Financing Costs	(95)	(77)	(211)
Interest Income and Other	33	46	15

Earnings Before Income Taxes	$905	$1,286	$831

Depreciation and Amortization
Refining	$314	$221	$160
Retail	28	16	17
Corporate	15	10	9

Total Depreciation and Amortization	$357	$247	$186

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005

Capital Expenditures
Refining	$720	$401	$214
Retail	10	5	6
Corporate	59	47	42

Total Capital Expenditures	$789	$453	$262

Identifiable Assets
Refining	$7,068	$4,486	$4,204
Retail	771	207	222
Corporate	289	1,211	671

Total Assets	$8,128	$5,904	$5,097

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $240 million, $102 million and $108 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Refining operating income for 2006 includes a pretax charge of $28 million related to the termination of a delayed coker project at our Washington refinery in July 2006. The charge is included in loss on asset disposals and impairments in the statements of consolidated operations.

NOTE Q —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed with the SEC on February 29, 2008, we did not include the required disclosure under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. We have restated our financial statement footnotes to include the information presented below.

Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015 and 6 1/2% senior notes due 2017. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$23	$—	$—	$23
Receivables, less allowance for doubtful accounts	1	1,157	85	—	1,243
Inventories	—	1,102	98	—	1,200
Prepayments and other	46	88	—	—	134

Total Current Assets	47	2,370	183	—	2,600

Net Property, Plant and Equipment	—	4,652	128	—	4,780
Investment in Subsidiaries	3,854	(1)	—	(3,853)	—
Long-Term Receivables from Affiliates	1,527	—	62	(1,589)	—
Other Noncurrent Assets	44	703	1	—	748

Total Assets	$5,472	$7,724	$374	$(5,442)	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$54	$2,178	$260	$—	$2,492
Current maturities of debt	—	2	—	—	2

Total Current Liabilities	54	2,180	260	—	2,494

Long-Term Payables to Affiliates	—	1,589	—	(1,589)	—
Debt	1,632	25	—	—	1,657
Other Noncurrent Liabilities	734	189	2	—	925
Stockholders’ Equity	3,052	3,741	112	(3,853)	3,052

Total Liabilities and Stockholders’ Equity	$5,472	$7,724	$374	$(5,442)	$8,128

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2006
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$985	$1	$—	$986
Receivables, less allowance for doubtful accounts	3	771	87	—	861
Inventories	—	807	65	—	872
Prepayments and other	31	54	7	—	92

Total Current Assets	34	2,617	160	—	2,811

Net Property, Plant and Equipment	—	2,569	118	—	2,687
Investment in Subsidiaries	3,283	21	—	(3,304)	—
Long-Term Receivables from Affiliates	878	—	14	(892)	—
Other Noncurrent Assets	26	379	1	—	406

Total Assets	$4,221	$5,586	$293	$(4,196)	$5,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99	$1,386	$170	$—	$1,655
Current maturities of debt	14	3	—	—	17

Total Current Liabilities	113	1,389	170	—	1,672

Long-Term Payables to Affiliates	—	892	—	(892)	—
Debt	1,003	26	—	—	1,029
Other Noncurrent Liabilities	603	96	2	—	701
Stockholders’ Equity	2,502	3,183	121	(3,304)	2,502

Total Liabilities and Stockholders’ Equity	$4,221	$5,586	$293	$(4,196)	$5,904

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$24,646	$2,390	$(5,121)	$21,915
Costs and expenses	7	23,664	2,398	(5,121)	20,948

OPERATING INCOME (LOSS)	(7)	982	(8)	—	967
Equity in earnings (loss) of subsidiaries	571	(22)	—	(549)	—
Other income (expense)	—	(58)	(4)	—	(62)

EARNINGS (LOSS) BEFORE INCOME TAXES	564	902	(12)	(549)	905
Income tax provision (benefit)(1)	(2)	344	(3)	—	339

NET EARNINGS (LOSS)	$566	$558	$(9)	$(549)	$566

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$19,982	$1,748	$(3,626)	$18,104
Costs and expenses	5	18,664	1,744	(3,626)	16,787

OPERATING INCOME (LOSS)	(5)	1,318	4	—	1,317
Equity in earnings of subsidiaries	804	2	—	(806)	—
Other income (expense)	—	(32)	1	—	(31)

EARNINGS (LOSS) BEFORE INCOME TAXES	799	1,288	5	(806)	1,286
Income tax provision (benefit)(1)	(2)	485	2	—	485

NET EARNINGS	$801	$803	$3	$(806)	$801

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$18,250	$1,077	$(2,746)	$16,581
Costs and expenses	6	17,227	1,067	(2,746)	15,554

OPERATING INCOME (LOSS)	(6)	1,023	10	—	1,027
Equity in earnings of subsidiaries	511	1	—	(512)	—
Other income (expense)	—	(196)	—	—	(196)

EARNINGS (LOSS) BEFORE INCOME TAXES	505	828	10	(512)	831
Income tax provision (benefit)(1)	(2)	322	4	—	324

NET EARNINGS	$507	$506	$6	$(512)	$507

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(3)	$1,281	$44	$—	$1,322

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(734)	(13)	—	(747)
Acquisitions	(1,820)	(285)	—	—	(2,105)
Intercompany notes, net	1,278	—	—	(1,278)	—
Proceeds from asset sales	—	10	4	—	14

Net cash used in investing activities	(542)	(1,009)	(9)	(1,278)	(2,838)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $6	494	—	—	—	494
Borrowings under revolver	1,060	—	—	—	1,060
Repayments under revolver	(940)	—	—	—	(940)
Borrowings under term loan	700	—	—	—	700
Debt Refinanced	(500)	—	—	—	(500)
Repurchase of common stock	(4)	—	—	—	(4)
Dividend payments	(48)	—	—	—	(48)
Repayments of debt	(214)	(2)	—	—	(216)
Proceeds from stock options exercised	9	—	—	—	9
Excess tax benefits from stock-based compensation arrangements	—	10	—	—	10
Net intercompany borrowings (repayments)	—	(1,242)	(36)	1,278	—
Financing costs and other	(12)	—	—	—	(12)

Net cash from (used in) financing activities	545	(1,234)	(36)	1,278	553

DECREASE IN CASH AND CASH EQUIVALENTS	—	(962)	(1)	—	(963)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$23	$—	$—	$23

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(5)	$1,137	$7	$—	$1,139

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(402)	(34)	—	(436)
Intercompany notes, net	182	—	—	(182)	—
Proceeds from asset sales	—	6	—	—	6

Net cash from (used in) investing activities	182	(396)	(34)	(182)	(430)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(151)	—	—	—	(151)
Dividend payments	(27)	—	—	—	(27)
Repayments of debt	(9)	(3)	—	—	(12)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefits from stock-based compensation arrangements	—	17	—	—	17
Net intercompany borrowings (repayments)	—	(210)	28	182	—
Financing costs and other	(2)	—	—	—	(2)

Net cash from (used in) financing activities	(177)	(196)	28	182	(163)

INCREASE IN CASH AND CASH EQUIVALENTS	—	545	1	—	546
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	440	—	—	440

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$985	$1	$—	$986

TESORO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(2)	$729	$31	$—	$758

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(251)	(7)	—	(258)
Intercompany notes, net	275	—	—	(275)	—
Proceeds from asset sales	—	4	—	—	4

Net cash from (used in) investing activities	275	(247)	(7)	(275)	(254)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $10	890	—	—	—	890
Borrowings under revolver	463	—	—	—	463
Repayments under revolver	(463)	—	—	—	(463)
Debt Refinanced	(900)	—	—	—	(900)
Repayments of debt	(188)	(3)	—	—	(191)
Repurchase of common stock	(15)	—	—	—	(15)
Dividend payments	(14)	—	—	—	(14)
Proceeds from stock options exercised	30	—	—	—	30
Excess tax benefits from stock-based compensation arrangements	—	27	—	—	27
Net intercompany borrowings (repayments)	—	(251)	(24)	275	—
Financing costs and other	(76)	—	—	—	(76)

Net cash from (used in) financing activities	(273)	(227)	(24)	275	(249)

INCREASE IN CASH AND CASH EQUIVALENTS	—	255	—	—	255
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	185	—	—	185

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$440	$—	$—	$440

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth	Year
	(In millions except per share amounts)

2007
Revenues	$3,876	$5,604	$5,902	$6,533	$21,915
Costs of sales and operating expenses	$3,548	$4,710	$5,651	$6,399	$20,308
Operating Income (loss)	$188	$729	$99	$(49)	$967
Net Earnings (loss)	$116	$443	$47	$(40)	$566
Net Earnings (loss) Per share:
Basic	$0.86	$3.26	$0.35	$(0.29)	$4.17
Diluted	$0.84	$3.17	$0.34	$(0.29)	$4.06
2006
Revenues	$3,877	$4,929	$5,278	$4,020	$18,104
Costs of sales and operating expenses	$3,689	$4,276	$4,697	$3,652	$16,314
Operating Income	$81	$543	$446	$247	$1,317
Net Earnings	$43	$326	$274	$158	$801
Net Earnings Per Share:
Basic	$0.31	$2.40	$2.01	$1.17	$5.89
Diluted	$0.30	$2.33	$1.96	$1.14	$5.73

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 (October 21, 2008, as to Note Q), expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to a change in the Company’s method of accounting for refined product sales and purchases transactions with the same counterparty that have been entered into in contemplation of one another, and for its pension and other postretirement plans and the restatement discussed in Note Q.

/s/  Deloitte & Touche LLP

San Antonio, Texas
February 28, 2008

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

3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2	—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
2.7	—	Asset Purchase Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

Exhibit
Number			Description of Exhibit

2.8		—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.9		—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
Δ2	.10	—	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 1-3473).
3.1		—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2		—	By-Laws of the Company, as amended through February 2, 2005 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
3.3		—	Amendment to the By-Laws of the Company, effective March 6, 2006 (incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-3473).
3.4		—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5		—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).
3.6		—	Certificate of Designation Establishing a Series A Participating Preferred Stock, dated as of December 16, 1985 (incorporated by reference herein to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.7		—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.8		—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).
3.9		—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).
4.1		—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.2		—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

Exhibit
Number			Description of Exhibit

4.3		—	Form of Registration Rights Agreement relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.4		—	Form of Registration Rights Agreement relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.5		—	Form of Indenture relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
4.6		—	Form of Registration Rights Agreement relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors, Lehman Brothers, Inc., Goldman, Sachs & Co. and Greenwich Capital Markets, Inc. (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
4.7		—	Rights Agreement dated as of November 20, 2007 between Tesoro Corporation and American Stock Transfer & Trust Company as Rights Agent, including the form of Certificate of Designations of Series B Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2007, File No. 1-3473).
10.1		—	Fourth Amended and Restated Credit Agreement, dated as of May 11, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007, File No. 1-3473).
*10	.2	—	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2008, among the Company, JP Morgan Chase Bank, N.A. as administrative agent and a syndicate of banks, financial institutions and other entities.
10.3		—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.4		—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10	.5	—	Amended and Restated Executive Security Plan effective as January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2006, File No. 1-3473).
†10	.6	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.7	—	2006 Executive Long-Term Incentive Plan dated as of May 3, 2006 (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2006).
†10	.8	—	First Amendment to the 2006 Executive Long-Term Incentive Plan dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, File No. 1-3473).
†10	.9	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.10	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.11	—	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.12	—	Agreement between the Company and Bruce A. Smith as of November 1, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.13	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.14	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.15	—	Form of Second Amendment to Employment Agreement between the Company and William J. Finnerty dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.16	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.17	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.18	—	Form of Second Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.19	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).
†10	.20	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.21	—	Second Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of June 8, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007, File No. 1-3473).
†10	.22	—	Management Stability Agreement between the Company and W. Eugene Burden dated November 8, 2002 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).
†10	.23	—	Management Stability Agreement between the Company and Claude A. Flagg dated February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.24	—	Amended and Restated Management Stability Agreement between the Company and J. William Haywood dated August 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.25	—	Management Stability Agreement between the Company and Joseph M. Monroe dated November 6, 2002 (incorporated by reference herein to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.26	—	Amended and Restated Management Stability Agreement between the Company and Daniel J. Porter dated August 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, File No. 1-3473).
†10	.27	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.28	—	Amended and Restated Management Stability Agreement between the Company and Susan A. Lerette dated February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.29	—	Amended and Restated Management Stability Agreement between the Company and Charles S. Parrish dated May 3, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).
†10	.30	—	Amended and Restated Management Stability Agreement between the Company and Otto C. Schwethelm dated February 2, 2005 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2005, File No. 1-3473).
†10	.31	—	Management Stability Agreement between the Company and Sarah S. Simpson dated August 2, 2005 (incorporated by reference herein to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.32	—	Management Stability Agreement between the Company and G. Scott Spendlove dated January 24, 2002 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.33	—	Amended and Restated Management Stability Agreement between the Company and Lynn D. Westfall dated as of May 3, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).
†10	.34	—	Tesoro Corporation Restoration Retirement Plan dated as of August 9, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006, File No. 1-3473).
†10	.35	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan dated November 2, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.36	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.37	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.38	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.39	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.40	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10	.41	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10	.42	—	Copy of the Company’s Board of Directors Deferred Compensation Plan dated February 23, 1995 (incorporated by reference herein to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.43	—	Copy of the Company’s Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.44	—	Copy of the Company’s Board of Directors Deferred Phantom Stock Plan (incorporated by reference herein to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 1-3473).
†10	.45	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
†10	.46	—	Phantom Stock Option Agreement between the Company and Bruce A. Smith dated effective October 29, 1997 (incorporated by reference herein to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-3473).
10.47		—	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference herein to Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on February 25, 1987, File No. 1-3473).
14.1		—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21	.1	—	Subsidiaries of the Company.
**23	.1	—	Consent of Independent Registered Public Accounting Firm.
**31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on February 29, 2008 as an exhibit to our original Annual Report on Form 10-K.

**	Filed herewith.

Δ	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a)(3) of Form 10-K.

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

Dated: October 22, 2008