Form 10-Q/A
period 2008-03-31
TESORO CORP /NEW/
filed 2008-10-23
CIK 50104

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

EXPLANATORY NOTE
Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Amendment”) is filed to restate financial information required by SEC Regulations S-X Rule 3-10 that was previously omitted. This financial information is included in Note L to our condensed consolidated financial statements included herein in Item 1, Financial Statements. The restatement has no effect on the accompanying condensed consolidated balance sheets, condensed statements of consolidated operations or condensed statements of consolidated cash flows and does not amend, update or change any other information within Item 1 from our original Quarterly Report on Form 10-Q filed on May 7, 2008. This Amendment also does not reflect events that occurred after our initial filing date. The exhibits included in the original filing have been updated and are filed herein. The Amendment should be read in conjunction with our filings made subsequent to our original Quarterly Report on Form 10-Q, including any amendments to prior filings.

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
NOTE L– CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was originally filed with the SEC on May 7, 2008, we did not include the required disclosure under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. We have restated our financial statement footnotes to include the information presented below.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$39	$2	$		$41
Receivables, less allowance for doubtful accounts	40	1,403	157		—	1,600
Inventories	—	1,251	109		—	1,360
Prepayments and other	66	116	—		—	182

Total Current Assets	106	2,809	268		—	3,183

Net Property, Plant and Equipment	—	4,750	128		—	4,878
Investment in Subsidiaries	3,772	(21)	—		(3,751)	—
Long-Term Receivables from Affiliates	1,898	—	104		(2,002)	—
Other Noncurrent Assets	43	704	—		—	747

Total Assets	$5,819	$8,242	$500		$(5,753)	$8,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$63	$2,370	$389		$—	$2,822
Current maturities of debt	—	2	—		—	2

Total Current Liabilities	63	2,372	389		—	2,824

Long-Term Payables to Affiliates	—	2,002	—		(2,002)	—
Debt	2,058	24	—		—	2,082
Other Noncurrent Liabilities	731	203	1		—	935
Stockholders’ Equity	2,967	3,641	110		(3,751)	2,967

Total Liabilities and Stockholders’ Equity	$5,819	$8,242	$500		$(5,753)	$8,808

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,192	$887	$(1,548)	$6,531
Costs and expenses	—	7,350	887	(1,548)	6,689

OPERATING LOSS	—	(158)	—	—	(158)
Equity in earnings (loss) of subsidiaries	(82)	(20)	—	102	—
Other income (expense)	—	23	(3)	—	20

LOSS BEFORE INCOME TAXES	(82)	(155)	(3)	102	(138)
Income tax benefit (1)	—	(55)	(1)	—	(56)

NET LOSS	$(82)	$(100)	$(2)	$102	$(82)

(1)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$4,341	$413	$(878)	$3,876
Costs and expenses	3	4,155	408	(878)	3,688

OPERATING INCOME (LOSS)	(3)	186	5	—	188
Equity in earnings of subsidiaries	118	1	—	(119)	—
Other income (expense)	—	(3)	—	—	(3)

EARNINGS BEFORE INCOME TAXES	115	184	5	(119)	185
Income tax provision (benefit) (1)	(1)	68	2	—	69

NET EARNINGS	$116	$116	$3	$(119)	$116

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$(217)	$45	$—	$(184)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(210)	(2)	—	(212)
Intercompany notes, net	(396)	—	—	396	—
Proceeds from asset sales	—	6	—	—	6

Net cash used in investing activities	(396)	(204)	(2)	396	(206)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	2,300	—	—	—	2,300
Repayments under revolver	(1,875)	—	—	—	(1,875)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(14)	—	—	—	(14)
Net intercompany borrowings (repayments)	—	437	(41)	(396)	—

Net cash from (used in) financing activities	408	437	(41)	(396)	408

INCREASE IN CASH AND CASH EQUIVALENTS	—	16	2	—	18
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$39	$2	$—	$41

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$—	$(32)	$13	$—	$(19)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(143)	(1)	—	(144)
Intercompany notes, net	5	—	—	(5)	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	5	(142)	(1)	(5)	(143)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(7)	—	—	—	(7)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation	—
arrangements		10	—	—	10
Net intercompany borrowings (repayments)	—	6	(11)	5	—

Net cash from (used in) financing activities	(5)	16	(11)	5	5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(158)	1	—	(157)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$827	$2	$—	$829

'

ITEM 6. EXHIBITS
     (a) Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: October 22, 2008	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2008	/s/ OTTO C. SCHWETHELM
Otto C. Schwethelm
SVP, Chief Financial Officer and Treasurer (Principal Financial Officer)