Form 10-Q/A
period 2008-06-30
TESORO CORP /NEW/
filed 2008-10-23
CIK 50104

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

EXPLANATORY NOTE
Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “Amendment”) is filed to restate certain financial information required by SEC Regulation S-X 3-10 to conform to the presentation in our 2007 Annual Report on Form 10-K/A. The restatement has no effect on the accompanying condensed consolidated balance sheets, condensed statements of consolidated operations or condensed statements of consolidated cash flows and does not amend, update or change any other information within Item 1 from our original Quarterly Report on Form 10-Q filed on August 6, 2008. This Amendment also does not reflect events that occurred after our initial filing date. The exhibits included in the original filing have been updated and are filed herein. The Amendment should be read in conjunction with our filings made subsequent to our original Quarterly Report on Form10-Q, including any amendments to prior filings.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L— CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was originally filed with the SEC on August 6, 2008, we have modified the required disclosure under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. We have restated our financial statement footnotes to modify the information presented below.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$24	$—	$		$24
Receivables, less allowance for doubtful accounts	9	2,167	501		—	2,677
Inventories	—	1,071	12		—	1,083
Prepayments and other	70	84	—		—	154

Total Current Assets	79	3,346	513		—	3,938

Net Property, Plant and Equipment	—	4,818	131		—	4,949
Investment in Subsidiaries	3,777	(29)	(1)		(3,747)	—
Long-Term Receivables from Affiliates	1,581	—	145		(1,726)	—
Other Noncurrent Assets	42	711	—		—	753

Total Assets	$5,479	$8,846	$788		$(5,473)	$9,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78	$3,259	$679		$—	$4,016
Current maturities of debt	—	3	—		—	3

Total Current Liabilities	78	3,262	679		—	4,019

Long-Term Payables to Affiliates	—	1,726	—		(1,726)	—
Debt	1,760	23	—		—	1,783
Other Noncurrent Liabilities	672	196	1		—	869
Stockholders’ Equity	2,969	3,639	108		(3,747)	2,969

Total Liabilities and Stockholders’ Equity	$5,479	$8,846	$788		$(5,473)	$9,640

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$10,549	$1,305	$(3,100)	$8,754
Costs and expenses	1	10,525	1,301	(3,100)	8,727

OPERATING INCOME (LOSS)	(1)	24	4	—	27
Equity in earnings (loss) of subsidiaries	5	(8)	(1)	4	—
Other income (expense)	—	(24)	(5)	—	(29)

EARNINGS (LOSS) BEFORE INCOME TAXES	4	(8)	(2)	4	(2)
Income tax provision (benefit) (1)	—	(6)	—	—	(6)

NET EARNINGS (LOSS)	$4	$(2)	$(2)	$4	$4

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$6,345	$568	$(1,309)	$5,604
Costs and expenses	2	5,604	578	(1,309)	4,875

OPERATING INCOME (LOSS)	(2)	741	(10)	—	729
Equity in earnings of subsidiaries	445	3	—	(448)	—
Other income (expense)	—	(18)	(1)	—	(19)

EARNINGS (LOSS) BEFORE INCOME TAXES	443	726	(11)	(448)	710
Income tax provision (benefit) (1)	—	271	(4)	—	267

NET EARNINGS (LOSS)	$443	$455	$(7)	$(448)	$443

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$17,741	$2,192	$(4,648)	$15,285
Costs and expenses	1	17,875	2,188	(4,648)	15,416

OPERATING INCOME (LOSS)	(1)	(134)	4	—	(131)
Equity in earnings (loss) of subsidiaries	(77)	(28)	(1)	106	—
Other income (expense)	—	(1)	(8)	—	(9)

LOSS BEFORE INCOME TAXES	(78)	(163)	(5)	106	(140)
Income tax benefit (1)	—	(61)	(1)	—	(62)

NET (LOSS)	$(78)	$(102)	$(4)	$106	$(78)

(1)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$10,686	$981	$(2,187)	$9,480
Costs and expenses	5	9,759	986	(2,187)	8,563

OPERATING INCOME (LOSS)	(5)	927	(5)	—	917
Equity in earnings of subsidiaries	563	4	—	(567)	—
Other income (expense)	—	(21)	(1)	—	(22)

EARNINGS (LOSS) BEFORE INCOME TAXES	558	910	(6)	(567)	895
Income tax provision (benefit) (1)	(1)	339	(2)	—	336

NET EARNINGS (LOSS)	$559	$571	$(4)	$(567)	$559

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$213	$77	$—	$278

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(370)	(6)	—	(376)
Intercompany notes, net	(82)	—	—	82	—
Other	—	6	—	—	6

Net cash used in investing activities	(82)	(364)	(6)	82	(370)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Net borrowings under revolver	125	—	—	—	125
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(27)	—	—	—	(27)
Repayments of debt	—	(1)	—	—	(1)
Net intercompany borrowings (repayments)	—	153	(71)	(82)	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	94	152	(71)	(82)	93

INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	—	1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$24	$—	$—	$24

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(2)	$821	$62	$—	$881

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(311)	(3)	—	(314)
Acquisitions	(1,816)	(285)	—	—	(2,101)
Intercompany notes, net	1,115	—	—	(1,115)	—
Proceeds from asset sales	—	2	—	—	2

Net cash used in investing activities	(701)	(594)	(3)	(1,115)	(2,413)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $5	495	—	—	—	495
Net borrowings under revolver	250	—	—	—	250
Borrowings under term loan	700	—	—	—	700
Debt Refinanced	(500)	—	—	—	(500)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(20)	—	—	—	(20)
Repayments of debt	(215)	(1)	—	—	(216)
Proceeds from stock options exercised	8	—	—	—	8
Excess tax benefits from stock-based compensation arrangements	—	13	—	—	13
Net intercompany borrowings (repayments)	—	(1,057)	(58)	1,115	—
Financing costs and other	(12)	—	—	—	(12)

Net cash from (used in) financing activities	703	(1,045)	(58)	1,115	715

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(818)	1	—	(817)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$167	$2	$—	$169

ITEM 6. EXHIBITS
(a) Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date October 22, 2008	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2008	/s/ OTTO C. SCHWETHELM
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