Form 10-Q
period 2008-09-30
TESORO CORP /NEW/
filed 2008-11-04
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There were 138,456,704 shares of the registrant’s Common Stock outstanding at October 29, 2008.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184	$23
Receivables, less allowance for doubtful accounts	1,799	1,243
Inventories	852	1,200
Prepayments and other	158	134

Total Current Assets	2,993	2,600

PROPERTY, PLANT AND EQUIPMENT
Refining	5,317	5,021
Retail	593	642
Corporate and other	184	193

	6,094	5,856
Less accumulated depreciation and amortization	(1,113)	(1,076)

Net Property, Plant and Equipment	4,981	4,780

OTHER NONCURRENT ASSETS
Goodwill	92	92
Acquired intangibles, net	273	290
Other, net	361	366

Total Other Noncurrent Assets	726	748

Total Assets	$8,700	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,324	$2,004
Accrued liabilities	555	488
Current maturities of debt	3	2

Total Current Liabilities	2,882	2,494

DEFERRED INCOME TAXES	473	388
OTHER LIABILITIES	577	537
DEBT	1,539	1,657
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 145,658,076 shares issued (144,505,356 in 2007)	24	24
Additional paid-in capital	907	876
Retained earnings	2,533	2,393
Treasury stock, 7,197,932 common shares (7,460,518 in 2007), at cost	(145)	(151)
Accumulated other comprehensive loss	(90)	(90)

Total Stockholders’ Equity	3,229	3,052

Total Liabilities and Stockholders’ Equity	$8,700	$8,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES (1)	$8,698	$5,902	$23,983	$15,382
COSTS AND EXPENSES:
Costs of sales and operating expenses (1)	8,065	5,651	23,159	13,909
Selling, general and administrative expenses	68	47	178	189
Depreciation and amortization	99	97	288	255
Loss on asset disposals and impairments	14	8	37	13

OPERATING INCOME	452	99	321	1,016
Interest and financing costs	(30)	(28)	(91)	(75)
Interest income	2	4	5	29
Other income	1	—	50	—

EARNINGS BEFORE INCOME TAXES	425	75	285	970
Income tax provision	166	28	104	364

NET EARNINGS	$259	$47	$181	$606

NET EARNINGS PER SHARE:
Basic	$1.89	$0.35	$1.33	$4.47
Diluted	$1.86	$0.34	$1.30	$4.35
WEIGHTED AVERAGE COMMON SHARES:
Basic	137.1	135.9	136.6	135.6
Diluted	139.4	139.6	139.3	139.4
DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.25

(1) Includes excise taxes collected by our retail segment	$67	$79	$213	$159
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions except per share amounts)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$181	$606
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	288	255
Amortization of debt issuance costs and discounts	8	12
Loss on asset disposals and impairments	37	13
Stock-based compensation	8	41
Deferred income taxes	88	43
Excess tax benefits from stock-based compensation arrangements	(2)	(15)
Other changes in non-current assets and liabilities	(53)	(30)
Changes in current assets and current liabilities:
Receivables	(556)	(252)
Inventories	348	(152)
Prepayments and other	(28)	(39)
Accounts payable and accrued liabilities	463	770

Net cash from operating activities	782	1,252

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(500)	(495)
Acquisitions	—	(2,104)
Proceeds from asset sales	39	13

Net cash used in investing activities	(461)	(2,586)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	5,527	545
Repayments on revolving credit agreement	(5,647)	(545)
Proceeds from debt offerings, net of issuance costs of $6 million	—	494
Borrowings under term loan	—	700
Repayments of debt	(2)	(216)
Debt refinanced	—	(500)
Repurchase of common stock	(3)	(4)
Dividend payments	(41)	(34)
Proceeds from stock options exercised	5	8
Excess tax benefits from stock-based compensation arrangements	2	15
Financing costs and other	(1)	(12)

Net cash from (used in) financing activities	(160)	451

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161	(883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184	$103

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$37	$29
Income taxes paid	$7	$319

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$42	$88
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2007 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net earnings	$259	$47	$181	$606

Weighted average common shares outstanding	137.1	135.9	136.6	135.6

Basic Earnings Per Share	$1.89	$0.35	$1.33	$4.47

Diluted:
Net earnings	$259	$47	$181	$606

Weighted average common shares outstanding	137.1	135.9	136.6	135.6
Dilutive effect of stock options and unvested restricted stock	2.3	3.7	2.7	3.8

Total diluted shares	139.4	139.6	139.3	139.4

Diluted Earnings Per Share	$1.86	$0.34	$1.30	$4.35

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

Our unaudited pro forma financial information for the nine months ended September 30, 2007 gives effect to the acquisition of the Los Angeles Assets and the related financings, including (i) the issuance of $500 million 6 1/2% senior notes due 2017, and (ii) $500 million in borrowings under our credit agreement, as if each had occurred at the beginning of the period presented. Included in the pro forma results below are allocations of corporate overhead reflected in the historical financial statements of the Los Angeles Assets totaling $21 million for the nine months ended September 30, 2007. The unaudited pro forma information is based on historical data (in millions except per share amounts), and we believe it is not indicative of the results of future operations.

Nine months ended
September 30, 2007
Revenues	$16,254
Net earnings	$596
Net earnings per share:
Basic	$4.40
Diluted	$4.28
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price allocation, including direct costs incurred in the acquisition of the USA Gasoline ™ stations, is as follows (in millions):

Inventories	$15
Property, plant and equipment	238
Goodwill	3
Deferred tax asset	2
Acquired intangibles	35
Assumed employee post-retirement benefits	(7)

Total purchase price	$286

Pro forma information has not been presented for the USA Petroleum Assets acquisition as it is insignificant to our consolidated financial statements.
NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2008	2007
Crude oil and refined products, at LIFO cost	$733	$1,107
Oxygenates and by-products, at FIFO cost	33	17
Merchandise, at average cost	15	15
Materials and supplies, at average cost	71	61

Total Inventories	$852	$1,200

Inventories valued at LIFO cost were less than replacement cost by approximately $1.9 billion and $1.4 billion at September 30, 2008 and December 31, 2007, respectively. During the 2008 second and third quarters, a reduction in inventory quantities resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in the prior year. This LIFO liquidation resulted in a decrease of costs of sales of $68 million and $146 million during the three months and nine months ended September 30, 2008, respectively.
NOTE E – DEBT
Credit Agreement – Revolving Credit Facility
At September 30, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.86 billion, or the amount of a periodically adjusted borrowing base (approximately $2.2 billion as of September 30, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve, as defined. The total capacity was increased from $1.75 billion in May 2008. The credit agreement allows for further increases in capacity up to a total capacity of $2 billion. On October 15, 2008, based upon a crude oil (Alaska North Slope) price of $72 per barrel, our adjusted borrowing base was approximately $1.6 billion. As of September 30, 2008, we had no borrowings and $894 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $966 million or 52% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.00% at September 30, 2008) or a Eurodollar rate (3.93% at September 30, 2008) plus an applicable margin. The applicable margin at September 30, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at September 30, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2008.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three and nine months ended September 30, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain up to $500 million under separate letter of credit agreements for the purchase of foreign crude oil. In April 2008, we entered into a third letter of credit agreement providing up to $100 million in letters of credit. At September 30, 2008, our letters of credit capacity under our three agreements totaled $500 million, of which $236 million was outstanding. Letters of credit outstanding under these agreements incur fees at an annual rate ranging from 0.40% to 1.00% and are secured by the crude oil inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $4 million and $8 million for the three months ended September 30, 2008 and 2007, respectively, and $22 million and $20 million for the nine months ended September 30, 2008 and 2007, respectively.
NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors four defined benefit pension plans, including a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan currently meets all funding requirements under applicable laws and regulations, we now expect to voluntary contribute $34 million to the employee retirement plan in 2008. During the first six months of 2008, we voluntarily contributed $10 million and we expect to contribute an additional $24 million during the 2008 fourth quarter to improve the funded status of the employee retirement plan. The components of pension benefit expense included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Service Cost	$6	$10	$24	$23
Interest Cost	5	8	17	18
Expected return on plan assets	(5)	(10)	(19)	(22)
Amortization of prior service cost	1	—	3	2
Recognized net actuarial loss	1	2	4	5
Curtailment	—	—	2	—

Net Periodic Benefit Expense	$8	$10	$31	$26

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations were (in millions):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Service Cost	$4	$6	$12	$12
Interest Cost	6	7	15	13
Recognized net actuarial loss	1	1	2	1
Amortization of prior service cost	1	—	1	—

Net Periodic Benefit Expense	$12	$14	$30	$26

NOTE G – COMMITMENTS AND CONTINGENCIES
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
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, however, that when these matters are resolved, they will not materially affect Tesoro’s consolidated financial position or results of operations. During the nine months ended September 30, 2008, we recognized a $6 million income tax benefit from the favorable settlement of federal tax audits for the years 1996 through 2005. All tax liabilities resulting from these audits were previously recorded as unrecognized tax benefits in our condensed consolidated balance sheet in accordance with FIN 48.
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
Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2008, our accruals for environmental expenditures totaled $112 million. Our accruals for environmental expenditures include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At September 30, 2008, our accrual for these environmental liabilities totaled $84 million, which is included in the environmental accruals referenced above. We cannot presently estimate additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.
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
In July 2008, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“EPA”) for the Washington refinery alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clear Air Act. In October 2005, we received an NOV from EPA concerning our Washington refinery also alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clean Air Act. We are investigating the allegations and we cannot estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves. A reserve for our response to the NOVs is included in the environmental accruals referenced above.
In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality requirements at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Environmental Matters
In October 2008, we settled seven of the ten pending cases alleging MTBE contamination in groundwater. We are a defendant, along with other manufacturing, supply and marketing defendants, in the remaining three cases. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for all cases was included in the accrued liabilities at September 30, 2008. We made our settlement payment for the seven settled cases on October 8, 2008. We believe the resolution of the three remaining cases excluded from the settlement will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.
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
In October 2008, we received an NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
In December 2007, we received a NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operation.
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
In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the rate of $1.96 to the Valdez Marine Terminal. The rate decrease has been in effect since June 2003. In June 2008, the Alaska Supreme Court upheld the $1.96 rate for the years 2001 through 2003. We were awarded refunds in June and July 2008 including interest totaling $5 million, net of contingent legal fees, for the period 2001 through June 2003. The rates paid from mid-June 2003 through June 2008 were also upheld. The $5 million refund is included as other income in our condensed statement of consolidated operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered those interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have sought rehearing and appealed the FERC order. We cannot give assurances of whether they will ultimately prevail in any such rehearing or appeal.
Other
At September 30, 2008, we had approximately 5,420 full time employees 1,415 of whom are covered by collective bargaining agreements. The agreements expire for 1,146 of the employees on February 1, 2009 and 269 of the employees on May 1, 2009.
NOTE H – STOCKHOLDERS’ EQUITY
Cash Dividends
On October 29, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 15, 2008 to shareholders of record on December 1, 2008. We have paid quarterly cash dividends on common stock of $0.10 per share in each of the first three quarters of 2008.
Shareholder Rights Plan
In March 2008, our Board of Directors approved the termination of the stockholder rights plan, dated as of November 20, 2007. The final expiration date of the rights was changed from November 20, 2010 to March 6, 2008. The rights plan is of no further force and effect, and the rights were de-registered under the Securities Exchange Act of 1934.
NOTE I – STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$5	$5	$15	$16
Restricted stock	3	2	9	5
Stock appreciation rights	(1)	(1)	(13)	11
Phantom stock	—	(3)	(3)	9

Total Stock-Based Compensation Expense	$7	$3	$8	$41

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $3 million and $18 million for the nine months ended September 30, 2008 and 2007, respectively. During 2007, all of the phantom stock options issued to our chief executive officer were exercised prior to their expiration in October 2007.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended September 30, 2008, we granted 767,800 options with a weighted-average exercise price of $39.91. The estimated weighted-average grant-date fair value per share of options granted was $17.60. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $24 million as of September 30, 2008, which is expected to be recognized over a weighted-average period 1.6 years. A summary of our stock options as of September 30, 2008 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options Outstanding	8,150,726	$21.47	5.8 years	$—
Options Vested or Expected to Vest	8,074,748	$21.28	5.8 years	$—
Options Exercisable	6,156,619	$15.43	5.0 years	$7
Restricted Stock
We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. During the nine months ended September 30, 2008, we issued 575,110 shares of restricted stock with a weighted-average grant-date fair value of $40.37 per share. These restricted shares vest in annual increments ratably over three years. Total unrecognized compensation cost related to our non-vested restricted stock totaled $20 million as of September 30, 2008, which is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2008, we had 1,272,690 shares of restricted stock outstanding at a weighted-average grant-date fair value of $25.46 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the first quarter of 2008, we granted 956,110 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $40.40 per SAR. The SARs granted in 2008 vest ratably over three years following the date of grant and expire seven years from the grant date. At September 30, 2008 and December 31, 2007, the liability associated with our SARs recorded in accrued liabilities totaled $4 million and $17 million, respectively.
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
NOTE J – OPERATING SEGMENTS
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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Refining:
Refined products	$8,227	$5,633	$22,808	$14,702
Crude oil resales and other (a)	305	140	806	414
Retail:
Fuel (b)	1,219	994	3,479	1,912
Merchandise and other	67	70	189	158
Intersegment Sales from Refining to Retail	(1,120)	(935)	(3,299)	(1,804)

Total Revenues	$8,698	$5,902	$23,983	$15,382

Segment Operating Income (Loss)
Refining	$476	$132	$474	$1,179
Retail (c)	34	4	(5)	(7)

Total Segment Operating Income	510	136	469	1,172
Corporate and Unallocated Costs	(58)	(37)	(148)	(156)

Operating Income	452	99	321	1,016
Interest and Financing Costs	(30)	(28)	(91)	(75)
Interest Income	2	4	5	29
Other Income (d)	1	—	50	—

Earnings Before Income Taxes	$425	$75	$285	$970

Depreciation and Amortization
Refining	$83	$86	$239	$227
Retail	10	8	32	19
Corporate	6	3	17	9

Total Depreciation and Amortization	$99	$97	$288	$255

Capital Expenditures
Refining	$119	$182	$407	$489
Retail	4	1	10	3
Corporate	7	12	24	32

Total Capital Expenditures	$130	$195	$441	$524

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2008	2007
Identifiable Assets
Refining	$7,559	$7,068
Retail	714	771
Corporate	427	289

Total Assets	$8,700	$8,128

(a)	To balance or optimize our refinery supply requirements, we sometimes sell crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in revenues and costs of sales. These taxes totaled $67 million and $79 million for the three months ended September 30, 2008 and 2007, respectively, and $213 million and $159 million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	During the three months ended September 30, 2008, we closed 42 Mirastar retail stations resulting in impairment charges of $13 million. Retail operating loss for the nine months ended September 30, 2008 also included impairment charges of $11 million related to other retail stations.

(d)	During the nine months ended September 30, 2008, we received net refunds totaling $50 million from TAPS for prior year’s refinery transportation and distribution costs associated with our protest of intrastate rates between 1997 and 2003. See Note G for further information.
NOTE K – NEW ACCOUNTING STANDARDS
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: level 1 – quoted prices in active markets for identical assets and liabilities; level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The standard’s provisions for financial assets and financial liabilities which became effective as of January 1, 2008 had no material impact on our financial position or results of operations. At September 30, 2008, our only financial assets and financial liabilities that are measured at fair value on a recurring basis are our derivative instruments. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$39	$18	$21	$—

Liabilities:
Derivatives	$2	$7	$(5)	$—
Certain of our derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including the related cash collateral.
Financial Staff Position No. 157-3
In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. The standard clarifies the application of SFAS No. 157 in a market that is not active and provides an example to key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The standard became effective upon issuance. The pronouncement did not have an impact on our financial position or results of operations.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
NOTE L – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented on pages 19-26. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4 % senior notes due 2012, 6 5/8% senior notes due 2015 and 6 1/2% senior notes due 2017. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$184	$—	$—	$184
Receivables, less allowance for doubtful accounts	9	1,366	424	—	1,799
Inventories	—	841	11	—	852
Prepayments and other	56	80	22	—	158

Total Current Assets	65	2,471	457	—	2,993

Net Property, Plant and Equipment	—	4,846	135	—	4,981
Investment in Subsidiaries	4,036	(29)	(2)	(4,005)	—
Long-Term Receivables from Affiliates	1,554	—	204	(1,758)	—
Other Noncurrent Assets	42	683	1	—	726

Total Assets	$5,697	$7,971	$795	$(5,763)	$8,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104	$2,091	$684	$—	$2,879
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	104	2,094	684	—	2,882

Long-Term Payables to Affiliates	—	1,758	—	(1,758)	—
Debt	1,516	23	—	—	1,539
Other Noncurrent Liabilities	848	201	1	—	1,050
Stockholders’ Equity	3,229	3,895	110	(4,005)	3,229

Total Liabilities and Stockholders’ Equity	$5,697	$7,971	$795	$(5,763)	$8,700

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,613	$1,199	$(3,114)	$8,698
Costs and expenses	1	10,164	1,195	(3,114)	8,246

OPERATING INCOME (LOSS)	(1)	449	4	—	452
Equity in earnings (loss) of subsidiaries	259	—	(1)	(258)	—
Other income (expense)	—	(28)	1	—	(27)

EARNINGS BEFORE INCOME TAXES	258	421	4	(258)	425
Income tax provision (benefit) (1)	(1)	165	2	—	166

NET EARNINGS	$259	$256	$2	$(258)	$259

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$6,606	$690	$(1,394)	$5,902
Costs and expenses	—	6,502	695	(1,394)	5,803

OPERATING INCOME (LOSS)	—	104	(5)	—	99
Equity in earnings (loss) of subsidiaries	46	(5)	—	(41)	—
Other income (expense)	—	(22)	(2)	—	(24)

EARNINGS (LOSS) BEFORE INCOME TAXES	46	77	(7)	(41)	75
Income tax provision (benefit) (1)	(1)	30	(1)	—	28

NET EARNINGS (LOSS)	$47	$47	$(6)	$(41)	$47

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$28,354	$3,391	$(7,762)	$23,983
Costs and expenses	2	28,039	3,383	(7,762)	23,662

OPERATING INCOME (LOSS)	(2)	315	8	—	321
Equity in earnings (loss) of subsidiaries	182	(28)	(2)	(152)	—
Other income (expense)	—	(29)	(7)	—	(36)

EARNINGS (LOSS) BEFORE INCOME TAXES	180	258	(1)	(152)	285
Income tax provision (benefit) (1)	(1)	104	1	—	104

NET EARNINGS (LOSS)	$181	$154	$(2)	$(152)	$181

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$17,292	$1,671	$(3,581)	$15,382
Costs and expenses	5	16,261	1,681	(3,581)	14,366

OPERATING INCOME (LOSS)	(5)	1,031	(10)	—	1,016
Equity in earnings (loss) of subsidiaries	609	(1)	—	(608)	—
Other income (expense)	—	(43)	(3)	—	(46)

EARNINGS (LOSS) BEFORE INCOME TAXES	604	987	(13)	(608)	970
Income tax provision (benefit) (1)	(2)	369	(3)	—	364

NET EARNINGS (LOSS)	$606	$618	$(10)	$(608)	$606

(1)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$634	$160	$—	$782

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(490)	(10)	—	(500)
Intercompany notes, net	172	—	—	(172)	—
Proceeds from asset sales	—	39	—	—	39

Net cash from (used in) investing activities	172	(451)	(10)	(172)	(461)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	5,527	—	—	—	5,527
Repayments on revolving credit agreement	(5,647)	—	—	—	(5,647)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(41)	—	—	—	(41)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation Arrangements	—	2	—	—	2
Net intercompany borrowings (repayments)	—	(22)	(150)	172	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	(160)	(22)	(150)	172	(160)

INCREASE IN CASH AND CASH EQUIVALENTS	—	161	—	—	161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$184	$—	$—	$184

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(3)	$1,180	$75	$—	$1,252

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(489)	(6)	—	(495)
Acquisitions	(1,819)	(285)	—	—	(2,104)
Intercompany notes, net	1,384	—	—	(1,384)	—
Proceeds from asset sales	—	9	4	—	13

Net cash used in investing activities	(435)	(765)	(2)	(1,384)	(2,586)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of issuance costs of $6	494	—	—	—	494
Borrowings under revolving credit agreement	545	—	—	—	545
Repayments on revolving credit agreement	(545)	—	—	—	(545)
Borrowings under term loan	700	—	—	—	700
Debt Refinanced	(500)	—	—	—	(500)
Repurchase of common stock	(4)	—	—	—	(4)
Dividend payments	(34)	—	—	—	(34)
Repayments of debt	(214)	(2)	—	—	(216)
Proceeds from stock options exercised	8	—	—	—	8
Excess tax benefits from stock-based compensation arrangements	—	15	—	—	15
Net intercompany borrowings (repayments)	—	(1,310)	(74)	1,384	—
Financing costs and other	(12)	—	—	—	(12)

Net cash from (used in) financing activities	438	(1,297)	(74)	1,384	451

DECREASE IN CASH AND CASH EQUIVALENTS	—	(882)	(1)	—	(883)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$103	$—	$—	$103

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 47 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
BUSINESS STRATEGY AND OVERVIEW
Overview
Our profitability is substantially determined by the difference between the price of refined products and the price of crude oil, which is referred to below as “refined product margins.” During the first half of 2008, industry refined product margins remained weak reflecting record high crude oil prices which increased more rapidly than product prices. The reasons behind the rapid increase in crude oil prices could include such factors as continued worldwide demand growth, concerns over declining crude oil supplies and the financial investments to hedge against the weakening U.S. dollar. As an illustration, from July 1, 2007 through June 30, 2008 the average cost of West Texas Intermediate crude oil increased by approximately 97% while the average price for Los Angeles gasoline rose only 58%. Gasoline prices increased less rapidly than crude oil prices during the period reflecting falling domestic demand and high product inventories. After peaking in early July 2008, crude oil prices declined rapidly due to concerns about declining global demand and the strengthening of the U.S. dollar. In September 2008, crude oil prices dropped further and many factors including hurricanes resulted in slightly higher industry refined product margins during the third quarter versus the prior year. To illustrate the decline in crude oil prices, West Texas Intermediate crude oil dropped from an average of $133.48 per barrel in July 2008 to an average of $103.76 per barrel in September 2008. The price of West Texas Intermediate crude oil continued to drop in October 2008 to an average of $76.65 per barrel. Product prices declined less dramatically than crude oil prices as U.S. gasoline inventories fell below the five-year average reflecting lower industry production and the impacts of hurricanes Gustav and Ike. In addition, diesel margins increased above 2007 levels beginning in the 2008 second quarter due to continued strong global demand and low inventories.
We previously announced that our value creation strategy would focus on pursuing internal yield and cost benefits rather than external acquisitions. This change in our strategy was timely as the industry has recently experienced declining refining margins. We developed initiatives in late 2007 to improve profitability at our Los Angeles and Hawaii refineries and have developed initiatives at our other refineries in response to a lower refining margin environment. During 2008, we reduced borrowings on our revolving credit facility and funded capital expenditures solely from operating cash flow by lowering costs, reducing capital expenditures and by optimizing inventories to better match lower demand, and we expect to continue this strategy into 2009.
Our operational improvements during the second half of 2008 versus the first half of the year include:
•	Refining lower cost crude oils as a result of the newly commissioned delayed coker at the Golden Eagle refinery;

•	Refining a greater percentage of lower cost, waterborne crude oils at the Los Angeles refinery;

•	Optimizing our diesel and gasoline production to respond to market demand;

•	Adjusting our run rates and feedstock mix to respond to current market conditions particularly at our Washington refinery; and

•	Implementing initiatives at our Hawaii refinery primarily focused on benefits from processing lower cost crude oils.

We have identified ways to further increase our ability to process more cost advantaged crude oil. For example, we are working on a project at our Long Beach crude terminal that will allow us to substantially increase our ability to receive waterborne crude oil at the Los Angeles refinery. We are also evaluating other plans to increase our heavy crude throughput capability.
Recent Developments
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted new credit availability and declines in real estate values. These conditions have not impaired our ability to finance our operations, but there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.
Although our total revenues remained strong for the 2008 third quarter, the global financial crisis may also negatively impact our customers and the demand for refined products. For example, an extension of the credit crisis to our customers could adversely impact their ability to obtain financing. We are monitoring the ability of our customers to obtain financing in order to mitigate any adverse impact on our results of operations.
The majority of our insurance coverage is underwritten by insurers other than American International Group (“AIG”) and its subsidiaries. AIG is the lead underwriter for many of our coverages, but actually underwrites only about one-fourth of our aggregate coverage. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary had funds in excess of loss reserves at September 30, 2008 and continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these recent developments to have a material impact on our insurance coverage with AIG, but are currently monitoring the situation and evaluating our insurance coverage in light of the situation.
In September 2008, Lehman Commercial Paper Inc. (“Lehman CPI”), one of the lenders under our credit agreement (representing a $50 million commitment of $1.86 billion or 2.7%) filed for bankruptcy. As a result, it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. While the financial crisis could have an impact on our ability to obtain future borrowings under our credit agreement if other lenders are unable to perform their obligations, we are unaware of any reason to believe this will happen.
Hedging Program
Historically, we hedged less than 20% of our crude oil and products daily operating volumes, the majority of which was intended to match the price of long-haul crude oil to day-of-processing margin. The hedged volumes have consisted primarily of foreign crude oils supplied to our Hawaii and Golden Eagle refineries, and a smaller volume for West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy and as a result the positions will not have a further significant impact on earnings. We continue to periodically use non-trading derivative arrangements primarily to manage our exposure to price risks associated with inventories of crude oil and finished products above our target levels. Our derivative positions negatively impacted our pretax earnings during the first six months of 2008 by $207 million due to rapidly rising crude oil prices. During the 2008 third quarter, declining crude oil prices resulted in a gain of $15 million on our derivative positions.

Strategic Capital Projects
Our capital program is focused on projects designed to respond to environmental requirements, improve safety and reliability, enhance our flexibility to increase the use of lower cost crude oil, improve clean product yields and increase energy efficiency. We expect to spend $650 million to $675 million in 2008, which is below our original capital budget of $966 million. Most projects impacted by this reduction have been delayed or adjusted in scope rather than cancelled. During the first nine months of 2008, our capital spending totaled $441 million. We are currently assessing our capital spending program for the years 2009 through 2012. All capital expenditure amounts, whether actual or expected, include estimates of capitalized interest and labor. See “Capital Resources and Liquidity” for additional information related to capital spending.
Golden Eagle Coker Modification Project
The delayed coker at our Golden Eagle refinery became fully operational during the 2008 second quarter. Spending since inception totaled $602 million at September 30, 2008. The modification of our existing fluid coker unit to a delayed coker enabled us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. The project significantly reduces the duration and costs of coker turnarounds as well as increases the coker turnaround cycle from 2.5 years to 5 years. In addition, we expect the modified coker to significantly reduce greenhouse gas emissions at the refinery.
Selective Hydrogenation Unit
During the third quarter of 2008, we mechanically completed the selective hydrogenation unit (“SHU”) at our Washington refinery, which will reduce the sulfur content in gasoline. The SHU will allow a higher percentage of sour crude oils to be processed at the refinery while maintaining compliance with gasoline sulfur regulations.
Future Strategic Capital Projects
Beyond 2008, we are currently evaluating several projects that focus on our strategic goals. At our Golden Eagle and Hawaii refineries, we are evaluating crude oil flexibility projects that would allow us to process a more diverse slate of less expensive crude oils. At our Los Angeles refinery, we are evaluating an upgrade project designed to increase heavy crude oil processing capacity and, as mentioned earlier, a project to increase our capability of receiving waterborne crude oil through our Port of Long Beach terminal. We are also studying energy efficiency projects at all of our refineries. These projects are under preliminary review and analysis.
Hawaii Refinery Initiatives
During the first half of 2008, gross refining margins at our Hawaii refinery declined by $134 million as compared to 2007, reflecting the substantial decrease in industry margins, losses on our derivative positions due to rising crude oil prices and planned and unplanned electrical outages at the refinery along with related repairs and maintenance expenses. However, gross refining margins increased by $121 million during the 2008 third quarter over the 2008 second quarter reflecting improved industry refining margins, income improvement on our derivative positions of $28 million quarter-over-quarter, and the impact of the initiatives described below.
We have several initiatives to improve profitability at Hawaii. A key initiative is reducing our reliance on light sweet crude oil from Asia to achieve crude cost savings. Beginning in the first quarter, we began to run more cost advantaged heavy sweet and light sour crude oils reducing our light sweet crude oils as a percent of total throughput to 23% from 39% a year ago. In March 2008, we improved reliability through the completion of a new electrical substation. We also plan to complete in the 2008 fourth quarter a controls modernization project , which is designed to improve reliability and refining yields and reduce energy costs.

Los Angeles Refinery Initiatives
Since acquiring the assets in May 2007, we achieved our annual synergy goal of $100 million during the 2008 second quarter mainly through shared crude oil cargo benefits and other feedstock activities. We expect to realize annual recurring synergies of approximately $100 million through our crude oil purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market.
We also have several initiatives to improve profitability at our Los Angeles refinery. These initiatives include optimizing our crude oil supply, increasing distillate production and reducing operating expenses. During the 2008 second quarter, the remaining crude oil contracts assumed in the acquisition were not renewed which allows us to process more cost advantaged foreign crude oils. Beginning in June 2008, we also increased distillate production by approximately 11,000 barrels per day versus the last half of 2007 to take advantage of the strong distillate margins.
RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results for the nine months ended September 30, 2007 include the Los Angeles refinery assets and Shell® and USA Gasoline™ retail stations since acquired in May 2007.
Summary
Our net earnings were $259 million ($1.86 per diluted share) for the three months ended September 30, 2008 (“2008 Quarter”), compared with net earnings of $47 million ($0.34 per diluted share) for the three months ended September 30, 2007 (“2007 Quarter”). The increase in net earnings during the 2008 Quarter was primarily due to the following:
•	higher refined product margins, including heavy products, due to rapidly declining crude oil prices versus moderately declining product prices;

•	a LIFO liquidation during the 2008 third quarter resulting in a reduction to costs of sales of $68 million; and

•	gains on our non-trading derivative positions due to the decline in crude oil prices.
During the 2008 Quarter, we reduced inventory levels by approximately 3 million barrels from June 30, 2008. This reduction in inventory is part of our working capital management program. We intend to further reduce inventory levels by the end of the year as we continue to match our inventory levels to demand.
For the year-to-date periods, our net earnings were $181 million ($1.30 per diluted share) for the nine months ended September 30, 2008 (“2008 Period”), compared with net earnings of $606 million ($4.35 per diluted share) for the nine months ended September 30, 2007 (“2007 Period”). The decrease in net earnings during the 2008 Period was primarily due to the following:
•	substantially lower refined product margins during the first half of 2008 versus the first half of 2007;

•	the impact of rising crude oil prices on our non-trading derivative positions during the first half of 2008;

•	higher operating expenses primarily reflecting increased utility expenses;

•	significantly lower gross refining margins at our Washington refinery reflecting the planned turnaround of the fluid catalytic cracking and alkylation units during the 2008 first quarter and at our Golden Eagle refinery due to the turnaround of five major units during March and April 2008; and

•	the negative impact on industry margins due to significantly less industry downtime during the 2008 first quarter on the U.S. West Coast as compared to the 2007 first quarter.

The decrease in net earnings during the 2008 Period relative to the 2007 Period was partially offset by the following:
•	the LIFO liquidation during the 2008 second and third quarters resulting in a reduction to costs of sales of $146 million;

•	refunds totaling $50 million from the Trans Alaska Pipeline System (“TAPS”) in connection with rulings from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates between 1997 and 2003;

•	lower stock-based and incentive compensation costs of $40 million;

•	we increased distillate production at our refineries to 39% of total throughput from 34% of total throughput during the 2008 Quarter as compared to the 2007 Quarter; and

•	the negative impact on our gross refining margins in 2007 due to extensive scheduled and unscheduled downtime at our Golden Eagle refinery during the 2007 first quarter.
During the first nine months of 2008, we reduced inventory levels by approximately 5 million barrels from the 2007 year end. This reduction in inventory is part of our working capital management program.

Refining Segment

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2008	2007	2008	2007
Revenues
Refined products (a)	$8,227	$5,633	$22,808	$14,702
Crude oil resales and other	305	140	$806	414

Total Revenues	$8,532	$5,773	$23,614	$15,116

Throughput (thousand barrels per day)
Heavy crude oil (b)	221	192	194	144
Light crude oil (b)	364	431	380	407
Other feedstocks	37	31	35	29

Total Refining Throughput	622	654	609	580

% Heavy Crude Oil of Total Refining Throughput (b)	36%	29%	32%	25%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	283	316	282	269
Jet fuel	82	88	80	76
Diesel fuel	158	137	144	127
Heavy oils, residual products, internally produced fuel and other	132	141	133	132

Total Yield	655	682	639	604

Gross refining margin ($/throughput barrel) (c)	$16.69	$9.02	$11.21	$14.38

Manufacturing cost (c) (d) ($/throughput bbl)	$5.24	$4.10	$5.29	$4.18

Segment Operating Income
Gross refining margin (e)	$955	$543	$1,869	$2,276
Expenses
Manufacturing costs (d)	300	247	883	660
Other operating expenses (d)	88	68	234	179
Selling, general and administrative	8	9	29	25
Depreciation and amortization (f)	83	86	239	227
Loss on asset disposals and impairments	—	1	10	6

Segment Operating Income	$476	$132	$474	$1,179

Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	327	347	330	308
Jet fuel	94	101	95	93
Diesel fuel	164	145	146	133
Heavy oils, residual products and other	97	98	98	95

Total Refined Product Sales	682	691	669	629

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$131.21	$88.68	$124.68	$85.81
Average costs of sales	117.83	80.65	114.43	72.99

Refined Product Sales Margin	$13.38	$8.03	$10.25	$12.82

Refining Data by Region

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2008	2007	2008	2007
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day)(h)	273	272	261	203
Gross refining margin (c)	$458	$277	$1,016	$1,000
Gross refining margin ($/throughput barrel) (c)	$18.22	$11.07	$14.22	$18.03
Manufacturing cost (c) (d) ($/throughput bbl)	$7.47	$6.12	$7.51	$6.99

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day)(h)	162	185	166	184
Gross refining margin (c)	$205	$86	$372	$623
Gross refining margin ($/throughput barrel) (c)	$13.76	$5.01	$8.19	$12.43
Manufacturing cost (c) (d) ($/throughput bbl)	$3.79	$2.84	$3.94	$2.80

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	72	81	70	84
Gross refining margin (c)	$80	$2	$30	$86
Gross refining margin ($/throughput barrel) (c)	$12.15	$0.32	$1.55	$3.74
Manufacturing cost c) (d) ($/throughput bbl)	$3.45	$2.12	$3.23	$2.03

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)(h)	115	116	112	109
Gross refining margin (c)	$213	$185	$448	$586
Gross refining margin ($/throughput barrel) (c)	$20.10	$17.41	$14.61	$19.64
Manufacturing cost (c) (d) ($/throughput bbl)	$3.12	$2.81	$3.42	$2.98

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $1.1 billion and $935 million for the three months ended September 30, 2008 and 2007, respectively, $3.3 billion and $1.8 billion for the nine months ended September 30, 2008 and 2007, respectively.

(b)	In the 2007 fourth quarter, we redefined heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Previously, heavy crude oils were defined as crude oils with a gravity of 32 degrees or less. Heavy and light throughput volumes for the three and nine months ended September 30, 2007 have been adjusted to conform to the 2008 presentation.

(c)	In the 2007 fourth quarter, we revised the calculation of gross refining margin per throughput barrel to include the effect of inventory changes. Inventory changes are the result of selling a volume and mix of product that is different than actual volumes manufactured. The amounts for the three and nine months ended September 30, 2007 have been recalculated to conform to the 2008 presentation. Previously, gross refining margin per barrel was calculated based upon manufactured product volumes. Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	Beginning in 2008, we reclassified certain environmental expenses from manufacturing expenses to other operating expenses. We have reclassified $1 million and $4 million for the three and nine months ended September 30, 2007, respectively, to conform to the 2008 presentation.

(e)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a $1 million decrease and a $7 million decrease for the three months ended September 30, 2008 and 2007, respectively, and a $3 million increase and a $19 million decrease for the nine months ended September 30, 2008 and 2007, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.39 and $1.35 for the three months ended September 30, 2008 and 2007, respectively, and $1.35 and $1.35 for the nine months ended September 30, 2008 and 2007, respectively.

(g)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products and the effects of inventory changes.

(h)	We experienced reduced throughput during scheduled turnarounds at the Golden Eagle refinery during the first and second quarters of 2008, the Washington refinery during the 2008 first quarter, the Los Angeles refinery during the 2007 second quarter and the Golden Eagle and Utah refineries during the 2007 first quarter.
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
Overview. Operating income from our refining segment was $476 million in the 2008 Quarter compared to operating income of $132 million in the 2007 Quarter. The increase in our operating income was primarily due to significantly higher gross refining margins partially offset by lower refining throughput and increased operating expenses, primarily higher utility costs. The increase in operating income was also benefited by a decrease in costs of sales of $68 million during the 2008 Quarter resulting from the liquidation of LIFO inventory quantities carried at lower cost per-barrel associated with quantities acquired in previous years. Total gross refining margins increased to $16.69 per barrel in the 2008 Quarter, compared to $9.02 per barrel in the 2007 Quarter. Industry margins improved during the 2008 Quarter as a result of the impact of moderately decreasing product prices lagging rapidly declining crude oil prices. During the 2007 Quarter, industry margins on the U.S. West Coast were negatively impacted as moderately rising product prices lagged rapidly rising crude oil prices along with lower gasoline demand and higher industry production. The rapidly rising crude oil price during the 2007 Quarter reflected the financial markets investment in crude oil and other commodities to hedge against the U.S. dollar, continued worldwide demand growth and concerns over declining crude oil supplies. Due to these factors, U.S. West Coast benchmark industry margins increased slightly from an average of $15 per barrel in the 2007 Quarter to an average of $16 per barrel in the 2008 Quarter. In addition, the steep decline in crude oil prices and falling inventories for heavy products, such as fuel oil and petroleum coke, improved our gross refining margins. During the 2008 Quarter about 20% of our production was in heavy products. Industry market fundamentals are further described above in “Business Strategy and Overview.
Gross Refining Margins. On an aggregate basis, our total gross refining margins increased to $955 million in the 2008 Quarter from $543 million in the 2007 Quarter reflecting higher total gross refining margins in all of our regions. Our per-barrel gross refining margins in each of our regions were positively impacted by the increase in industry margins described above and to a lesser extent by other regional factors described below.
•	In our California region, gross refining margins increased 65% to $18.22 per barrel in the 2008 Quarter as compared to the 2007 Quarter. Gross refining margins were positively impacted during the 2008 Quarter at the Golden Eagle refinery as we increased runs of more cost advantaged crude oil in connection with the first full quarter of operation of the delayed coker. Gross refining margins were negatively impacted during the period as the Los Angeles refinery experienced unplanned outages due to a power interruption. Factors during the 2007 Quarter which negatively impacted our gross refining margins included unscheduled downtime on the fluid coker unit and other downstream units at the Golden Eagle refinery which increased feedstock costs and reduced throughput. In addition, our ability to capture the cost differentials between foreign sourced and local crude oils at our Los Angeles refinery during the 2007 Quarter was limited as a result of certain contractual purchase commitments which were not renewed and certain refinery logistical limitations, which have since been improved.

•	Gross refining margins in our Pacific Northwest region increased 175% to $13.76 per barrel in the 2008 Quarter as compared to the 2007 Quarter. In the 2007 Quarter, we experienced unscheduled maintenance of the boiler unit for the fluid catalytic cracker as well as scheduled maintenance on two hydrotreating units at the Washington refinery. The unscheduled downtime reduced our operating income during the 2007 Quarter by approximately $12 million.

•	In our Mid-Pacific region, gross refining margins increased to $12.15 per barrel from $0.32 per barrel in the 2008 Quarter as compared to the 2007 Quarter. In 2008, we began to run more cost advantaged heavy sweet and light sour crude oils as part of our Hawaii improvement initiatives previously discussed. In 2007, crude oil costs were negatively impacted as Asian sweet crude oils realized a higher premium due to the strong demand for low sulfur fuel oil following the nuclear plant closures in Japan after an earthquake.

•	In our Mid-Continent region, gross refining margins increased 15% to $20.10 per barrel in the 2008 Quarter as compared to the 2007 Quarter reflecting discounts on local light sweet crude oils that lowered our crude oil costs during the 2008 Quarter. Due to incremental production and supply of these crude oils in the region we anticipate continued cost benefits.
As described above, declining crude oil prices benefited the impact of our non-trading derivative positions during the 2008 Quarter. During the 2008 second quarter, we closed the majority of our long-haul crude oil derivative positions and as a result these positions will not have a further significant impact on earnings. Due to rapidly falling crude oil prices our gross margins increased by $43 million quarter-over-quarter. In the 2007 Quarter, our derivative positions were negatively impacted by rapidly rising crude oil prices.
Refining Throughput. Total refining throughput averaged 622 thousand barrels per day (“Mbpd”) in the 2008 Quarter compared to 654 Mbpd during the 2007 Quarter. The decrease reflects continued throughput reductions at our Alaska, Hawaii and Washington refineries during the 2008 Quarter to match production to lower product demand.
Refined Products Sales. Revenues from sales of refined products increased 46 % to $8.2 billion in the 2008 Quarter as compared to the 2007 Quarter, primarily due to significantly higher average refined product sales prices partially offset by lower refined product sales volumes. Total refined product sales averaged 682 Mbpd in the 2008 Quarter, a decrease of 9 Mbpd from the 2007 Quarter, primarily reflecting lower product demand. Our average product sales price increased 48% to $131.21 per barrel in the 2008 Quarter as higher average crude oil prices during the 2008 Quarter put upward pressure on product prices. Industry fundamentals during 2008 are further described above in “Business Strategy and Overview”.
Costs of Sales and Expenses. Our average costs of sales increased 46% to $ 117.83 per barrel during the 2008 Quarter reflecting higher average crude oil prices. Manufacturing and other operating expenses increased to $388 million in the 2008 Quarter, compared to $315 million in the 2007 Quarter primarily reflecting higher utility costs of $44 million and higher employee costs of $6 million. We also had higher incentive compensation costs of $14 million in the 2008 Quarter as we did not accrue any incentive compensation costs during the first six months of 2008 as compared to 2007 due to our lower financial results.

Nine months ended September 30, 2008 Compared with Nine months ended September 30, 2007
Overview. Operating income from our refining segment was $474 million in the 2008 Period compared to operating income of $1.2 billion in the 2007 Period. The decrease in our operating income was primarily due to significantly lower gross refining margins and higher operating expenses, partly offset by higher refining throughput. The decrease in operating income was partially offset by a decrease in costs of sales of $146 million during the 2008 Period resulting from the liquidations of LIFO inventory quantities carried at lower cost per-barrel associated with quantities acquired in previous years. Total gross refining margins decreased to $11.21 per barrel in the 2008 Period, compared to $14.38 per barrel in the 2007 Period. Lower industry margins during the first half of 2008 for gasoline and other products including fuel oil, asphalt and petroleum coke drove U.S. West Coast benchmark industry margins down from an average of $30 per barrel in the first half of 2007 to an average of $17 per barrel in the first half of 2008. Industry margins were lower as a result of the impact of rapidly rising crude oil prices during the first half of 2008 and weakening product demand. During the 2008 Quarter, however, crude oil prices declined primarily due to declining global crude oil demand. The rapid decline in crude oil prices resulted in slightly improved industry refining margins during the 2008 Quarter versus the prior year as product prices declined moderately. Industry market fundamentals are further described above in “Business Strategy and Overview”. During the 2007 Period, industry margins were strong during the first half of the year due to strong demand for refined products, low refinery utilization, low products inventories and the introduction of new lower sulfur requirements for non-road diesel which began in June 2007. During the 2007 Quarter, industry margins on the U.S. West Coast declined significantly due to rapidly rising crude oil costs combined with lower gasoline demand and higher industry production.
Gross Refining Margins. On an aggregate basis, our total gross refining margins decreased to $1.9 billion in the 2008 Period from $2.3 billion in the 2007 Period reflecting lower total gross refining margins in all of our regions, except for California which increased $16 million year-over-year due to operating the Los Angeles refinery for a full nine months. Our per barrel gross refining margins in each of our regions were negatively impacted primarily due to the decrease in industry margins described above and to a lesser extent other regional factors and downtime described below.
•	In our California region, gross refining margins decreased 21% to $14.22 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins were impacted during the 2008 Period by the turnaround of five major units at our Golden Eagle refinery from mid-March through April. We estimate that our refining operating income was reduced by approximately $97 million as a result of the turnaround during the 2008 Period. While industry refining margins in the region were much stronger during the first six months in 2007, our gross refining margins in 2007 were negatively impacted at our Golden Eagle refinery due to scheduled turnarounds of the fluid catalytic cracker (“FCC”) and hydrocracking units and other unscheduled downtime. In addition, our ability to capture the cost differentials between foreign sourced and local crude oils at our Los Angeles refinery during the 2007 Quarter was limited as a result of certain contractual purchase commitments and certain refinery logistical limitations, which have since improved. In the 2008 second quarter, certain crude oil contracts were not renewed which allows us to process more cost advantaged foreign crude oils. The decrease in gross refining margins was partially offset as we increased runs of more cost advantaged crude oil in connection with the operation of the delayed coker at the Golden Eagle refinery.

•	Gross refining margins in our Pacific Northwest region decreased 34% to $8.19 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins were impacted in 2008 due to the turnaround of our FCC and alkylation units at our Washington refinery from late January to mid-February. During the 2007 Quarter, we experienced scheduled and unscheduled downtime at our Washington refinery. During the first half of 2007, heavy industry turnaround activity and unscheduled downtime on the U.S. West Coast benefited our gross refining margins in the region.

•	In our Mid-Pacific region, gross refining margins declined $2.19 per barrel year-over-year. The decrease in our gross refining margins in the region reflects losses on our non-trading derivatives positions of $49 million in the 2008 Period as compared to gains on derivative positions of $5 million in the 2007 Period due to rapidly rising crude oil prices during the first half of 2008. We also experienced planned and unplanned power outages during the 2008 first quarter. The decrease in gross refining margins was partially offset as we began to run more cost advantaged heavy sweet and light sour crude oils in 2008 as part of our Hawaii improvement initiatives.

•	In our Mid-Continent region, gross refining margins decreased 26% to $14.61 per barrel in the 2008 Period as compared to the 2007 Period. Our gross refining margins in the region were impacted by poor weather during the 2008 first quarter which reduced our crude oil supplies to the Utah refinery and hampered regional product demand. Conversely, strong product demand from the farming sector and unplanned outages at several refineries in the region during the first half of 2007 benefited industry margins in the prior year. The decrease in our gross refining margins was partially offset by the availability of more cost advantaged local light sweet crude oils which lowered our crude oil costs during the 2008 Quarter.
Our gross refining margins were also impacted by our non-trading derivative positions during the 2008 Period. Our derivative positions, which were negatively impacted by rapidly rising crude oil prices during the first six months of 2008, reduced our gross refining margins by $154 million year-over-year. During the 2008 second quarter, we closed the majority of our long-haul crude oil derivative positions and as a result these positions will not have a further significant impact on earnings. Due to the significant decline in crude oil prices, our derivative positions resulted in gains of $15 million during the 2008 Quarter.
Refining Throughput. Total refining throughput averaged 609 thousand barrels per day (“Mbpd”) in the 2008 Period compared to 580 Mbpd during the 2007 Period, due to higher average refining throughput at our Los Angeles refinery of 51 Mbpd reflecting our operation of the refinery for the full nine months in the 2008 Period. Excluding the Los Angeles refinery, throughput decreased by 23 Mbpd, primarily reflecting throughput reductions at our Alaska, Hawaii and Washington refineries due to the weak market environment. For information related to additional scheduled downtime for both periods see footnote (h) of the table above.
Refined Products Sales. Revenues from sales of refined products increased 55% to $22.8 billion in the 2008 Period as compared to the 2007 Period, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Total refined product sales averaged 669 Mbpd in the 2008 Period, an increase of 6% Mbpd from the 2007 Period, primarily reflecting additional sales volumes from our Los Angeles refinery. Our average product sales price increased 45% to $124.68 per barrel in the 2008 Period as higher crude oil prices put upward pressure on product prices.
Costs of Sales and Expenses. Our average costs of sales increased 57% to $114.43 per barrel during the 2008 Period reflecting the significant increase in crude oil prices. Manufacturing and other operating expenses increased to $1.1 billion in the 2008 Period, compared to $839 million in the 2007 Period, with $118 million of the increase reflecting additional expenses incurred at the Los Angeles refinery as a result of operating the refinery for the full period in 2008. The remaining increase of $160 million reflects higher utility costs of $105 million, increased environmental costs of $43 million (primarily due to increased accruals at our Golden Eagle refinery) and higher employee costs of $15 million. Depreciation and amortization increased to $239 million in the 2008 Period, compared to $227 million in the 2007 Period, reflecting additional depreciation and amortization incurred at the Los Angeles refinery as a result of operating the refinery for the full nine months in 2008.

Retail Segment

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2008	2007	2008	2007
Revenues
Fuel	$1,219	$994	$3,479	$1,912
Merchandise and other (a)	67	70	189	158

Total Revenues	$1,286	$1,064	$3,668	$2,070

Fuel Sales (millions of gallons)	334	382	1,026	730
Fuel Margin ($/gallon) (b) (c)	$0.30	$0.16	$0.18	$0.15
Merchandise Margin (in millions)	$16	$17	$44	$38
Merchandise Margin (percent of sales)	27%	27%	26%	26%
Average Number of Stations (during the period)
Company-operated	414	451	432	333
Branded jobber/dealer	495	446	488	359

Total Average Retail Stations	909	897	920	692

Segment Operating Income (Loss)
Gross Margins
Fuel (c)	$99	$61	$181	$110
Merchandise and other non-fuel margin	22	23	60	48

Total Gross Margins	121	84	241	158

Expenses
Operating expenses	56	61	170	122
Selling, general and administrative	7	4	19	17
Depreciation and amortization	10	8	32	19
Loss on asset disposals and impairments	14	7	25	7

Segment Operating Income (Loss) (d)	$34	$4	$(5)	$(7)

(a)	Merchandise and other includes other revenues of $7 million and $8 million for the three months ended September 30, 2008 and 2007, respectively, and $18 million and $12 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(d)	During the three months ended September 30, 2008, we closed 42 Mirastar retail stations resulting in impairment charges of $13 million. Retail operating loss for the nine months ended September 30, 2008 includes impairment charges totaling $25 million related to the pending sale or closure of certain retail stations during the 2008 first quarter and the closure of 42 Mirastar stations during the 2008 third quarter.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.
Operating income for our retail segment was $34 million in the 2008 Quarter, compared to operating income of $4 million in the 2007 Quarter. Total gross margins increased to $121 million during the 2008 Quarter from $84 million in the 2007 Quarter, reflecting significantly higher fuel margin per gallon partly offset by lower sales volumes. The 2008 Quarter included an impairment of $13 million for the closure of 42 Mirastar retail stations. Total gallons sold decreased to 334 million gallons from 382 million gallons in the 2007 Quarter due to decreased product demand and the impact of closing the 42 Mirastar stations. Fuel margin increased to $0.30 per gallon in the 2008 Quarter compared to $0.16 per gallon in the 2007 Quarter, primarily reflecting retail prices lagging the rapid decrease in crude oil prices. As of September 30, 2008, our retail network totaled 883 branded retail stations (under the Tesoro®, Shell®, Mirastar® and USA Gasoline™ brands), comprising 391 company-operated retail stations and 492 jobber/dealer retail stations. As of September 30, 2007, our retail network totaled 902 branded retail stations comprising 449 company-operated retail stations and 453 jobber/dealer stations. The decrease in our station count at September 30, 2008 is due to the closing of 42 Mirastar stations, partially offset by our strategy to grow our branded jobber/dealer presence in the Mid-Continent region and on the U.S. West Coast. In August 2008, we amended the ground lease agreement with Wal-Mart under which we constructed 76 retail stations on Wal-Mart parking lots in the midwestern and western United States. Under the amendment, we will remove 42 retail stations in the next six to nine months and will continue to operate the remaining 34 retail stations.
Revenues on fuel sales increased to $1.2 billion in the 2008 Quarter, from $994 million in the 2007 Quarter, reflecting increased sales prices. Costs of sales increased in the 2008 Quarter due to higher prices for purchased fuel. Operating expenses decreased by $5 million during the 2008 Quarter compared to the 2007 Quarter as a result of closing 42 Mirastar retail stations.
Nine months ended September 30, 2008 Compared with Nine months ended September 30, 2007.
The operating loss for our retail segment decreased to $5 million in the 2008 Period from an operating loss of $7 million in the 2007 Period. The 2008 Period included impairments totaling $25 million for certain retail stations as compared to $7 million in the 2007 Period. Total gross margin increased to $241 million during the 2008 Period from $158 million in the 2007 Period, reflecting significantly higher sales volumes and slightly higher fuel margin per gallon. Total gallons sold increased to 1 billion gallons from 730 million gallons in the 2007 Period, primarily reflecting the Shell® and USA Gasoline™ stations acquired in May 2007 (see Note C). Fuel margin increased to $0.18 per gallon in the 2008 Period from $0.15 per gallon in the 2007 Period, primarily reflecting the rapid decrease in crude oil prices during the 2008 Quarter. Our Shell® and USA Gasoline™ stations contributed additional gross margins of $55 million on additional fuel sales of 292 million gallons during the 2008 Period reflecting operation of the stations for a full nine months in 2008. Excluding the acquired stations, total gross margins increased by $16 million and fuel sales increased by 4 million gallons. The total number of retail stations in our retail network at September 30, 2008 and 2007 is summarized above.
Revenues on fuel sales increased to $3.5 billion in the 2008 Period, from $1.9 billion in the 2007 Period, reflecting significantly higher sales volumes and increased sales prices. Excluding the acquired stations, revenues on fuel sales increased $296 million primarily due to higher average product sales prices. Costs of sales increased in the 2008 Period due to increased sales volumes and higher prices for purchased fuel. Operating expenses increased by $48 million during the 2008 Period as compared to the 2007 Period, of which Shell® and USA Gasoline™ stations contributed $47 million in additional operating expenses in the 2008 Period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $68 million and $178 million for the 2008 Quarter and 2008 Period, respectively, compared to $47 million and $189 million in the 2007 Quarter and 2007 Period, respectively. The increase quarter-over-quarter was primarily due to higher incentive compensation costs of $6 million and higher employee costs of $2 million. The decrease during the 2008 Period reflected lower stock-based and incentive compensation costs of $38 million, partially offset by higher employee costs of $16 million and rental and other service costs of $9 million. Stock-based compensation for our stock appreciation rights (“SARS”) and phantom stock was lower due to our declining stock price. Our SARS and phantom stock are revalued to fair value at the end of each reporting period.
Interest and Financing Costs
Interest and financing costs were $30 million and $91 million for the 2008 Quarter and 2008 Period, respectively, compared to $28 million and $75 million in the 2007 Quarter and 2007 Period, respectively. The increase during the 2008 Period was primarily due to the additional debt we incurred in May 2007 associated with our acquisitions.
Interest Income
Interest income decreased by $2 million and $24 million during the 2008 Quarter and 2008 Period, respectively. The decrease during the 2008 Period reflects a significant decrease in our invested cash balances due to our acquisitions during the 2007 second quarter.
Other Income
Other income totaled $1 million and $50 million in the 2008 Quarter and 2008 Period, respectively, reflecting refunds received from TAPS in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate rates. We received a net refund of $45 million from TAPS concerning rates set between 1997 and 2000 during the first quarter of 2008 and net refunds of $5 million associated with rates set between 2001 and 2003 during the 2008 second and third quarters.
Income Taxes
Our income tax provision totaled $166 million and $104 million in the 2008 Quarter and 2008 Period, respectively, compared to a $28 million and $364 million provision in the 2007 Quarter and 2007 Period, respectively. The combined federal and state effective income tax rate was 36% and 38% during the 2008 Period and 2007 Period, respectively. The 2008 Period included a $6 million benefit from the favorable settlement of federal tax audits for the years 1996 through 2005.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Forward-Looking Statements” on page 47 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2008 with $184 million of cash and cash equivalents, no borrowings under our revolver, and $966 million in available borrowing capacity under our credit agreement after $894 million in outstanding letters of credit. At September 30, 2008, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $264 million available after $236 million in outstanding letters of credit. In May 2008, we increased the capacity of the credit agreement by $110 million to a total capacity of $1.86 billion. The credit agreement allows for further increases in capacity up to a total capacity of $2 billion. We also increased our separate letter of credit capacity by $170 million to $500 million during the first six months of 2008. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.
Lehman Commercial Paper Inc. (“Lehman CPI”) is one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of the eligible borrowing base). On October 5, 2008, Lehman CPI filed a petition under Chapter 11 of the U.S. Bankruptcy Code for the Southern District of New York. It is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. Based on the total amount available under our credit agreement of $966 million at September 30, 2008 and our anticipated future utilization, we believe we continue to have sufficient liquidity to meet our working capital needs, even if Lehman CPI is unable to participate in any future requests for funding.
TAPS Refunds
In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through TAPS. Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2003. The RCA set just and reasonable final rates for the years 1997 through 2003 and held that we were entitled to receive refunds, including interest. In accordance with the rulings, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees. During the last six months of 2008, we received net refunds of $5 million from TAPS associated with the RCA’s ruling on rates for the years 2001 through 2003.
Cash Dividends
On October 29, 2008, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on December 15, 2008 to shareholders of record on December 1, 2008. We have paid quarterly cash dividends on common stock of $0.10 per share in each of the first three quarters of 2008 totaling $41 million.
Capitalization
Our capital structure at September 30, 2008 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
Junior subordinated notes due 2012	116
Capital lease obligations and other	26

Total debt	1,542
Stockholders’ equity	3,229

Total Capitalization	$4,771

At September 30, 2008 our debt to capitalization ratio was 32%, compared to 35% at year-end 2007, primarily reflecting repayments of revolver borrowings during the 2008 Period.

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
Credit Agreement – Revolving Credit Facility
At September 30, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the agreement’s total capacity, $1.86 billion, or the amount of a periodically adjusted borrowing base (approximately $2.2 billion as of September 30, 2008), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve, as defined. The total capacity was increased from $1.75 billion in May 2008. The credit agreement allows for further increases in capacity up to a total capacity of $2 billion. On October 15, 2008, based upon a crude oil (Alaska North Slope) price of $72 per barrel, our adjusted borrowing base was approximately $1.6 billion. As of September 30, 2008, we had no borrowings and $894 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $966 million or 52% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (5.00% at September 30, 2008) or a Eurodollar rate (3.93% at September 30, 2008) plus an applicable margin. The applicable margin at September 30, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at September 30, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of September 30, 2008.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the three and nine months ended September 30, 2008 and the year ended December 31, 2007, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period, subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain up to $500 million under separate letter of credit agreements for the purchase of foreign crude oil. In April 2008, we entered into another letter of credit agreement providing up to $100 million in letters of credit. At September 30, 2008, our letters of credit capacity under our three agreements totaled $500 million, of which $236 million was outstanding. Letters of credit outstanding under these agreements incur fees at an annual rate ranging from 0.40% to 1.00% and are secured by the crude oil inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine months ended
	September 30,
	2008	2007
Cash Flows From (Used In):
Operating Activities	$782	$1,252
Investing Activities	(461)	(2,586)
Financing Activities	(160)	451

Increase (Decrease) in Cash and Cash Equivalents	$161	$(883)

The decrease in net cash from operating activities of $470 million was primarily due to significantly lower cash earnings as described above. The decrease in net cash used in investing activities represents the acquisitions of the Los Angeles refinery and Shell®/USA Gasoline™ retail stations in May 2007 totaling $2.1 billion. The decrease in net cash from financing activities reflects borrowings used to finance the acquisitions in 2007 and repayments under our revolving credit facility in 2008. Working capital increased $5 million to $111 million at September 30, 2008 from December 31, 2007, primarily as a result of increased receivables and cash, partially offset by increased payables and lower inventories. Payables and receivables increased due to the higher average prices of crude oil and refined products. Receivables increased more than payables primarily as a result of product prices lagging sharply declining crude oil prices. Inventories decreased from year-end due to our efforts to reduce inventories as described above.
Capital Expenditures
During 2008, we expect to spend $650 million to $675 million, which is below our original capital budget of $966 million. Most projects impacted by this reduction have been delayed or adjusted in scope rather than cancelled.
During the 2008 Period, our capital expenditures totaled $441 million and included the following major projects: $103 million for the coker modification project (Golden Eagle), $38 million for projects to eliminate atmospheric blowdown towers (Golden Eagle), $34 million for a gasoline hydrotreater (Utah), $12 million for a selective hydrogenation unit (Washington), $10 million for reconfiguring and replacing above-ground storage tank systems and upgrading piping (Golden Eagle) and $24 million for the flare gas recovery project (Los Angeles). At our Los Angeles refinery we spent a total of $97 million during the 2008 Period.
Refinery Turnaround Spending
During the 2008 Period, we spent $83 million for refinery turnarounds and catalysts, primarily at our Golden Eagle refinery. During the remainder of 2008, we expect to spend an additional $25 million to $30 million primarily for refinery turnarounds scheduled in 2009.
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

Environmental Liabilities
We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At September 30, 2008, our accruals for environmental expenditures totaled $112 million. Our accruals for environmental expenditures include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At September 30, 2008, our accrual for these environmental liabilities totaled $84 million, which is included in the environmental accruals referenced above. We cannot presently estimate additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.
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
In July 2008, we received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“EPA”) for the Washington refinery alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clear Air Act. In October 2005, we received an NOV from EPA concerning our Washington refinery also alleging certain modifications made to the fluid catalytic cracking unit prior to our acquisition of the refinery were made in violation of the Clean Air Act. We are investigating the allegations and we cannot estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves. A reserve for our response to the NOVs is included in the environmental accruals referenced above.
In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality requirements at our Golden Eagle refinery. We are currently negotiating a settlement of this matter with the District. A reserve for this matter is included in the environmental accruals referenced above.
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

Other Environmental Matters
In October 2008, we settled seven of the ten pending cases alleging MTBE contamination in groundwater. We are a defendant, along with other manufacturing, supply and marketing defendants, in the remaining three cases. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for all cases was included in the accrued liabilities at September 30, 2008. We made our settlement payment for the seven settled cases on October 8, 2008. We believe the resolution of the three remaining cases excluded from the settlement will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.
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
In October 2008, we received an NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
In December 2007, we received an NOV from ADEC alleging that our Alaska refinery violated provisions of its Clean Air Act Title V operating permit. We are negotiating a resolution of the NOV with ADEC and do not believe the resolution will have a material adverse effect on our financial position or results of operation.
Environmental Capital Expenditures
EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. We are installing a gasoline hydrotreater at our Utah refinery to satisfy the requirements of the regulations. We expect to spend $68 million through 2009 to complete the project, $34 million of which was spent during the first nine months of 2008. Our other refineries will not require additional capital spending to meet the low sulfur gasoline standards.
In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases between 2007 and 2012. At our North Dakota refinery, we expect to spend $9 million in 2008 through 2009 to meet the new standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the new diesel fuel standards.
In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $270 million to $340 million between 2008 and 2011 to meet the new regulations at five of our refineries, of which $5 million was spent during the first nine months of 2008. These cost estimates are subject to further review and analysis. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the new benzene reduction standards.

During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of reliability, lengthening turnaround cycles and lowering maintenance costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The coker became fully operational during the 2008 second quarter. We spent $602 million from inception of the project, $103 million of which was spent in the first nine months of 2008.
We plan to reduce emissions of nitrogen oxides at the Los Angeles refinery by the end of 2010 in response to regulations imposed by the South Coast Air Quality Management District. Our current plans for compliance include the replacement of power cogeneration units and steam boilers with more efficient equipment. We expect to spend approximately $300 million to $375 million beginning in 2008 through late 2010, of which $26 million was spent during the first nine months of 2008. We also will replace underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. This project is estimated to be completed in increments through 2014 and will cost approximately $60 million to $80 million, of which $3 million was spent during the first nine months of 2008. Our response to the regulatory requirements also includes new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. We expect to spend approximately $50 million in 2008 through 2009 to install the flare gas recovery compressors, of which $24 million was spent during the first nine months of 2008.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by routing these emergency relief systems to flares. We believe that this plan will provide for safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We expect to spend $111 million through 2010 to complete this project, $38 million of which was spent during the first nine months of 2008. Our other refineries do not have atmospheric blowdown towers.
In connection with the 2002 acquisition of our Golden Eagle refinery, we agreed to undertake projects at our Golden Eagle refinery to reduce air emissions required by a consent decree with the EPA concerning the refinery enforcement initiative under Section 114 of the Clean Air Act. We expect to spend $3 million in 2008 through 2011 to satisfy the requirements of the consent decree.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery. We expect to spend $86 million primarily in 2008 through 2011, $10 million of which was spent during the first nine months of 2008. We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These project alternatives could cost between $50 million and $200 million dollars between now and 2013. We spent $2 million during the first nine months of 2008.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. Based upon our current plans, we expect to spend $22 million in 2008 through 2010 to comply with this consent decree, of which we have spent $3 million during 2008. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.
California Air Resources Board regulations require the installation of enhanced vapor recovery and in-station diagnostic systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We expect to spend $20 million in 2008 through 2009 to satisfy the requirements of these regulations. We spent $4 million during the first nine months of 2008.

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
In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels to 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $10 million to $15 million through 2010 to meet the requirements.
The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.
Claims Against Third-Parties
In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered those interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have sought rehearing and appealed the FERC order. We cannot give assurances of whether they will ultimately prevail in any such rehearing or appeal.
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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:
•	changes in global economic conditions;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, includingunexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	earthquakes or other natural disasters affecting operations; and

•	seasonal variations in demand for refined products.
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
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. These inventories totaled 24 million barrels and 29 million barrels at September 30, 2008 and December 31, 2007, respectively. The average cost of these inventories at September 30, 2008 was approximately $24 per barrel on a LIFO basis, compared to market prices of approximately $89 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.
Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to price risks associated with crude oil and finished product, primarily involving inventories we may hold above our normal target levels. To manage these risks, we typically enter into exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. Historically, we have hedged less than 20% of our crude oil and products daily operating volumes, the majority of which was accomplished by matching long-haul crude to day-of-processing margin. The hedged volumes have consisted primarily of foreign crudes supplied to our Hawaii and Golden Eagle refineries, and a smaller volume for West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy and as a result these positions will not have a further significant impact on earnings. We continue to periodically use non-trading derivative arrangements primarily to manage our exposure to price risks associated with inventories of crude oil and finished products above our target levels.
We mark to market our derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in other current assets or accrued liabilities in the consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during the 2008 third quarter. Accordingly, no change in the value of the related underlying physical asset is recorded.

Net earnings during the third quarter of 2008 included a net gain of $15 million on our derivative positions comprising (i) realized losses of $25 million associated with settling derivative positions of approximately 73 million barrels of crude oil and refined products and (ii) an unrealized mark-to-market net gain of $40 million. At September 30, 2008, our open derivative positions of approximately 5 million barrels resulted in a $22 million unrealized gain, which is included in our $15 million net gain above. These open positions will expire at various times primarily during 2008. During the third quarter of 2007, we incurred a net loss of $28 million on our derivative positions comprising (i) realized losses of $23 million associated with settling derivative positions of approximately 87 million barrels of crude oil and refined products and (ii) an unrealized mark-to-market net loss of $5 million. At September 30, 2007, our open net derivative positions of 13 million barrels resulted in a $60 million unrealized loss, which is included in our $28 million net loss above.
We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 5 million barrels as of September 30, 2008, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $5 million. As of December 31, 2007, a $1.00 per-barrel change in quoted market prices for our derivative instruments, assuming all other factors remain constant, would have changed the fair value of our derivative instruments and pretax operating income by $12 million. Based on our open net positions of 13 million barrels as of September 30, 2007, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $13 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2008, we settled seven of the ten pending cases alleging MTBE contamination in groundwater. We are a defendant, along with other manufacturing, supply and marketing defendants, in the remaining three cases. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs, all in California, are generally water providers, governmental authorities and private well owners alleging, in part, the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for all cases was included in the accrued liabilities at September 30, 2008. We made our settlement payment for the seven settled cases on October 8, 2008. We believe the resolution of the three remaining cases excluded from the settlement will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.

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
ITEM 1A. RISK FACTORS
We have added the following risk factor. There have been no other significant changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.
The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. For example, in September 2008, Lehman Commercial Paper Inc. (“Lehman CPI”), one of the lenders under our credit agreement (representing a $50 million commitment of $1.86 billion or 2.7%), filed for bankruptcy. As a result, it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. While the financial t crisis could have an impact on our ability to obtain future borrowings under our credit agreement if other lenders are forced into receivership or to file for bankruptcy or are otherwise unable to perform their obligations, we are unaware of any reason to believe this will happen.
In addition, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to our customers could adversely impact their ability to obtain financing, which could have a negative effect on our results of operations.
ITEM 5. OTHER INFORMATION
On October 29, 2008, the Board of Directors (the “Board”) approved amendments to our Amended and Restated Bylaws (the “Bylaws”) which revise, clarify and update the advance notice requirements for stockholders to nominate directors for election to the Board, or to bring other business before the stockholders. In addition, the revisions include the modification of notice deadlines and a new requirement that stockholders nominating directors or proposing other business must disclose indirect ownership interests in Tesoro.
The Bylaws became effective immediately upon the adoption of such resolutions by our Board of Directors on October 29, 2008. The foregoing summary is qualified in its entirety by reference to the full amended and restated Bylaws, a copy of which is attached as Exhibit 3 (ii) to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
(a)	Exhibits
3(ii)	Amended and Restated Bylaws of Tesoro Corporation dated as of October 29, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: November 3, 2008	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2008	/s/ OTTO C. SCHWETHELM

Otto C. Schwethelm
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

3(ii)	Amended and Restated Bylaws of Tesoro Corporation dated as of October 29, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.