Form 10-K
period 2008-12-31
TESORO CORP /NEW/
filed 2009-03-02
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3473

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 300 Concord Plaza Drive San Antonio, Texas (Address of principal executive offices)	95-0862768 (I.R.S. Employer Identification No.) 78216-6999 (Zip Code)

Registrant’s telephone number, including area code:
210-828-8484

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.16 2/3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

At June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.7 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 19, 2009, there were 138,372,788 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 53.

When used in this Annual Report on Form 10-K, the terms “Tesoro”, “we”, “our” and “us”, except as otherwise indicated or as the context otherwise indicates, refer to Tesoro Corporation and its subsidiaries.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.

Tesoro Corporation (“Tesoro”) is based in San Antonio, Texas. We were incorporated in Delaware in 1968 under the name Tesoro Petroleum Corporation, which was subsequently changed in 2004 to Tesoro Corporation. We are one of the largest independent petroleum refiners and marketers in the United States with two operating segments — (1) refining crude oil and other feedstocks at our seven refineries in the western and mid-continental United States and selling refined products in bulk and wholesale markets (“refining”) and (2) selling motor fuels and convenience products in the retail market (“retail”) through our 879 branded retail stations in 15 states. Through our refining segment, we produce refined products, primarily gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils for sale to a wide variety of commercial customers in the western and mid-continental United States. Our retail segment distributes motor fuels through a network of retail stations, primarily under the Tesoro® Mirastar®, Shell® and USA Gasolinetm brands. See Notes M and P in our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

Our principal executive offices are located at 300 Concord Plaza Drive, San Antonio, Texas 78216-6999 and our telephone number is (210) 828-8484. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999. We also post our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and our Board of Director committee charters on our website. Our governance documents are available in print by writing to the address above. We submitted to the New York Stock Exchange on June 2, 2008 our annual certification concerning corporate governance pursuant to Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.

REFINING

Overview
We currently own and operate seven petroleum refineries located in the western and mid-continental United States and sell refined products to a wide variety of customers. Our refineries produce a high proportion of our refined product sales volumes, and we purchase the remainder from other refiners and suppliers. Our seven refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

Tesoro Refinery Locations

	Crude Oil
	Capacity	Throughput (bpd)
Refinery	(bpd)(a)	2008	2007	2006

California
Golden Eagle	166,000	153,300	152,700	164,900
Los Angeles(b)	97,000	105,100	68,200	—
Pacific Northwest
Washington	120,000	103,100	121,000	111,300
Alaska	72,000	55,600	61,800	55,800
Mid-Pacific
Hawaii	93,500	69,100	81,400	84,600
Mid-Continent
North Dakota	58,000	56,000	57,900	56,300
Utah	58,000	52,900	51,700	56,100

Total	664,500	595,100	594,700	529,000

(a)	Crude oil capacity by refinery as reported by the Energy Information Administration (2008). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)	We acquired the Los Angeles refinery in May 2007. Throughput for 2007 of 68,200 bpd includes amounts for the Los Angeles refinery since acquisition averaged over 365 days. Throughput for the refinery averaged over the 235 days of operation in 2007 was 106,000 bpd.

Feedstock Supply.  We purchase crude oil and other feedstocks from many domestic and foreign sources through term agreements with renewal provisions and in the spot market. Prices under the term agreements generally fluctuate with market prices. We purchase over 34% of our crude oil under term agreements, which are primarily short-term agreements priced at market. We purchase the remainder of our crude oil and feedstock supplies in the spot market. Historically, our largest domestic and foreign crude oil sources have been Alaska North Slope and Canada, respectively. Sources of our crude oil purchases are as follows:

Source	2008	2007	2006

Domestic	56%	52%	53%
Foreign	44	48	47

Total	100%	100%	100%

We process both heavy and light crude oils. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2008		2007		2006
	Volume	%	Volume	%	Volume	%

California(a)
Heavy crude(b)	164	64%	133	60%	89	54%
Light crude	73	28	72	32	67	41
Other feedstocks	21	8	17	8	9	5

Total	258	100%	222	100%	165	100%

Pacific Northwest
Heavy crude(b)	7	4%	11	6%	8	5%
Light crude	143	90	163	90	154	92
Other feedstocks	9	6	8	4	5	3

Total	159	100%	182	100%	167	100%

Mid-Pacific
Heavy crude(b)	21	30%	15	19%	17	20%
Light crude	48	70	66	81	68	80

Total	69	100%	81	100%	85	100%

Mid-Continent
Light crude	105	96%	106	96%	108	96%
Other feedstocks	4	4	4	4	4	4

Total	109	100%	110	100%	112	100%

Total Refining Throughput
Heavy crude(b)	192	32%	159	27%	114	22%
Light crude	369	62	407	68	397	75
Other feedstocks	34	6	29	5	18	3

Total	595	100%	595	100%	529	100%

(a)	We acquired the Los Angeles refinery in May 2007. Throughput for 2007 of 68 Mbpd includes amounts for the Los Angeles refinery since acquisition averaged over 365 days. Throughput for the refinery averaged over the 235 days of operation in 2007 was 106 Mbpd.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Amounts in prior years have been reclassified to conform to the 2008 presentation.

Refined Products.  Refining yield represents produced volumes of refined products consisting primarily of gasoline and gasoline blendstocks, jet fuel, diesel fuel and heavy fuel oils. We also manufacture other refined products, including liquefied petroleum gas, petroleum coke and asphalt. Our refining yield volumes by region are summarized below (in Mbpd):

	2008		2007		2006
	Volume	%	Volume	%	Volume	%

California(a)
Gasoline and gasoline blendstocks	133	48%	121	52%	96	55%
Jet fuel	18	6	11	4	—	—
Diesel fuel	72	26	53	23	49	28
Heavy oils, residual products, internally produced fuel and other	54	20	49	21	30	17

Total	277	100%	234	100%	175	100%

Pacific Northwest
Gasoline and gasoline blendstocks	63	38%	77	40%	67	39%
Jet fuel	32	20	33	18	31	18
Diesel fuel	30	18	33	18	27	16
Heavy oils, residual products, internally produced fuel and other	39	24	46	24	47	27

Total	164	100%	189	100%	172	100%

Mid-Pacific
Gasoline and gasoline blendstocks	16	23%	19	23%	20	23%
Jet fuel	18	25	23	28	26	30
Diesel fuel	11	15	14	17	13	15
Heavy oils, residual products, internally produced fuel and other	26	37	27	32	27	32

Total	71	100%	83	100%	86	100%

Mid-Continent
Gasoline and gasoline blendstocks	63	56%	63	56%	62	53%
Jet fuel	10	9	10	9	11	10
Diesel fuel	30	26	29	25	32	27
Heavy oils, residual products, internally produced fuel and other	10	9	11	10	11	10

Total	113	100%	113	100%	116	100%

Total Refining Yield
Gasoline and gasoline blendstocks	275	44%	280	45%	245	45%
Jet fuel	78	12	77	12	68	12
Diesel fuel	143	23	129	21	121	22
Heavy oils, residual products, internally produced fuel and other	129	21	133	22	115	21

Total	625	100%	619	100%	549	100%

(a)	We acquired the Los Angeles refinery in May 2007. Yield for 2007 of 73 Mbpd includes amounts for the Los Angeles refinery since acquisition averaged over 365 days. Yield for the refinery averaged over the 235 days of operation in 2007 was 114 Mbpd.

Transportation. We term-charter four U.S.-flag tankers and seven foreign-flag tankers to optimize the transportation of crude oil and refined products within our refinery system and secure shipping capacity. Ten of the tankers are double-hulled and one is double-bottomed. Our term charters expire between 2009 and 2013. We have also entered into term-charters for four new-build U.S.-flag tankers that will replace our expiring charters in 2009 and 2010, with three-year terms and options to renew. To transport product in our Hawaii and Washington markets, we term-charter tug-boats and product barges over varying terms ending in 2009 through 2015, with options to renew. We also charter double-hulled vessels globally on a voyage charter basis to transport crude oil and refined products.

We receive crude oils and ship refined products through owned and third-party pipelines. We own and operate over 900 miles of crude and product pipelines, located primarily in North Dakota, Montana, Alaska and Hawaii, transporting more than 380 Mbpd within our refining system. We also operate proprietary trucking businesses at three of our refineries transporting crude oil to the refinery and refined products to our customers.

We have entered into a seven-year agreement to transport 107 Mbpd of crude oil through an 81 mile pipeline in the Isthmus of Panama. The agreement is expected to commence during the third quarter of 2009 after completion of a project to allow throughput to flow from east to west. We also will lease storage capacity on both ends of the pipeline. The agreement will allow us to economically deliver crude oils produced in Africa, the Atlantic region of South America and the North Sea to our five waterborne refineries.

Terminals.  We operate refined products terminals at our refineries and 11 other locations in California, Washington, Alaska, Hawaii, North Dakota, Utah and Idaho. We also distribute products through third-party terminals, truck racks and via rail cars, in our market areas and through purchases and exchange arrangements with other refining and marketing companies.

California Refineries

Golden Eagle

Refining.  Our Golden Eagle refinery, located in Martinez, California on 2,206 acres about 30 miles east of San Francisco, has a total crude oil capacity of 166 Mbpd. We source Golden Eagle refinery’s crude oil from California, Alaska and foreign locations. Major refined product upgrading units at the refinery include fluid catalytic cracking, delayed coking, hydrocracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units. These units enable the refinery to produce a high proportion of motor fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke. During 2008, we completed a project at the refinery to modify a fluid coking unit into a delayed coking unit which enabled us to comply with the terms of an abatement order to lower emissions while also enhancing the refinery’s capabilities in terms of crude oil flexibility, reliability, lengthening turnaround cycles and lowering maintenance costs.

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

Terminals.  We operate refined products terminals at Stockton, California and at the refinery. We also distribute refined products through third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease third-party clean product storage capacity with waterborne access in the San Francisco Bay area.

Los Angeles

Refining.  Our Los Angeles refinery, located in Wilmington, California on 311 acres approximately 10 miles south of Los Angeles, has a total crude oil capacity of 97 Mbpd. We source our Los Angeles refinery’s crude oil from California as well as foreign locations. Major refined product upgrading units at the refinery include fluid catalytic cracking, delayed coking, hydrocracking, vacuum distillation, hydrotreating, reforming, butane isomerization and alkylation units. These units enable the refinery to produce a high proportion of motor fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel, and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Los Angeles refinery leases a marine terminal at the Port of Long Beach that enables us to receive crude oil and ship refined products. The refinery can also receive crude oil from the San Joaquin Valley and the Los Angeles Basin through third-party pipelines.

Terminals.  We operate a refined products terminal at the Los Angeles refinery and distribute refined products through third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease refined product storage tanks at third-party terminals in Southern California, the majority of which have waterborne access.

Pacific Northwest Refineries

Washington

Refining.  Our Washington refinery, located in Anacortes on the Puget Sound on 917 acres about 60 miles north of Seattle, has a total crude oil capacity of 120 Mbpd. We source our Washington refinery’s crude oil from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, provided by some of our other refineries and by spot-market purchases from third-parties. Major refined product upgrading units at the refinery include the fluid catalytic cracking, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable our Washington refinery to produce a high proportion of light products, such as gasoline including CARB gasoline and components for CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt. During 2008, we completed the selective hydrogenation unit at the refinery, which reduces sulfur content in gasoline and allows a higher percentage of sour crude oils to be processed at the refinery while maintaining compliance with gasoline sulfur regulations.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We receive other crude oils through our Washington refinery’s marine terminal. Our Washington refinery ships products (gasoline, jet fuel and diesel fuel) through a third-party pipeline system, which serves western Washington and Portland, Oregon. We also deliver refined products through our marine terminal to ships and barges.

Terminals.  We operate refined products terminals at Anacortes, Port Angeles and Vancouver, Washington, supplied primarily by our refineries. We also distribute refined products through third-party terminals in our market areas, and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our Alaska refinery is located near Kenai on the Cook Inlet on 488 acres approximately 70 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and, to a lesser extent, foreign locations. The refinery has a total crude oil capacity of 72 Mbpd, and its refined product upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units. Our Alaska refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We receive crude oil by tanker and through our owned and operated crude oil pipeline into our marine terminal. Our crude oil pipeline is a 24-mile common-carrier pipeline, which is connected to the Eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to our terminal facilities in Anchorage and to the Anchorage International Airport. This 71-mile pipeline has the capacity to transport approximately 40 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel to the terminal facilities. Both of our owned pipelines are subject to regulation by various federal, state and local agencies, including the Federal Energy Regulatory Commission (“FERC”). Refined products are also distributed by tankers and barges from our marine terminal.

Terminals.  We operate refined products terminals at Nikiski and Anchorage, which are supplied by our Alaska refinery. We also distribute refined products through a third-party terminal in our market, which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

Refining.  Our 93.5 Mbpd Hawaii refinery is located in Kapolei on 131 acres about 22 miles west of Honolulu. We supply the refinery with crude oil from Southeast Asia, the Middle East and other foreign sources. Major refined product upgrading units include the vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units. The Hawaii refinery produces gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We transport crude oil to Hawaii in tankers, which discharge through our single-point mooring terminal, 1.5 miles offshore from our refinery. Our three underwater pipelines from the single-point mooring terminal allow crude oil and refined products to be transferred to and from the refinery. We distribute refined products to customers on the island of Oahu through owned and third-party pipeline systems. Our refined products pipelines also connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, where refined products are transferred to ships and barges.

Terminals.  We distribute refined products from our refinery to customers through third-party terminals in our market areas.

Mid-Continent Refineries

North Dakota

Refining.  Our 58 Mbpd North Dakota refinery is located on the Missouri River near Mandan on 960 acres. Our crude oil pipeline supplies our North Dakota refinery primarily with Williston Basin sweet crude oil. The refinery also has the ability to access other supplies, including Canadian crude oil. Major refined product upgrading units at the refinery include fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units. The North Dakota refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.

Transportation.  We own a crude oil pipeline system, consisting of over 700 miles of pipeline that delivers all of the crude oil to our North Dakota refinery. This system gathers crude oil from the Williston Basin and adjacent production areas in North Dakota and Montana and transports it to our refinery. Our pipeline system is also able to transport crude oil to other regional points where there is additional demand. This pipeline system is a common carrier line subject to regulation by various federal, state and local agencies, including the FERC. We distribute approximately 85% of our refinery’s production through a third-party refined products pipeline system which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. All gasoline and distillate products from our refinery, with the exception of railroad-spec diesel fuel, can be shipped through that pipeline system to third-party terminals.

Terminals.  We operate a refined products terminal at the North Dakota refinery. We also distribute refined products through a third-party refined products pipeline system which connects to third-party terminals in our market areas.

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on 145 acres. Our Utah refinery processes crude oils primarily from Utah, Colorado, Wyoming and Canada. Major refined product upgrading units include fluid catalytic cracking, naphtha reforming, alkylation and hydrotreating units. The Utah refinery produces gasoline, diesel fuel, jet fuel, heavy fuel oils and liquefied petroleum gas.

Transportation.  Our Utah refinery receives crude oil primarily through third-party pipelines from oil fields in Utah, Colorado, Wyoming and Canada. We distribute the refinery’s production through a system of both owned and third-party terminals and third-party pipeline systems, primarily in Utah, Idaho and eastern Washington, with some refined products delivered in Nevada and Wyoming.

Terminals.  We operate a refined products terminal adjacent to our refinery. We also distribute refined products to customers through a third-party pipeline to our owned and third-party terminals in our market areas.

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. The majority of our wholesale volumes are sold in 10 states to independent unbranded distributors that sell refined products purchased through our owned and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, independent and other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are distributed by pipelines, ships, barges, railcars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, consisted of (in Mbpd):

	2008	2007	2006

Refined Product Sales
Gasoline and gasoline blendstocks	326	319	280
Jet fuel	92	96	91
Diesel fuel	144	131	128
Heavy oils, residual products and other	94	97	87

Total Refined Product Sales	656	643	586

Gasoline and Gasoline Blendstocks.  We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the western and mid-continental United States. The demand for gasoline is seasonal in many of these markets, with lowest demand during the winter months. We sell gasoline to wholesale customers and several major independent and other refining and marketing companies under various supply agreements and exchange arrangements. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute refined product through owned and third-party terminals.

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military from our refineries in Alaska, Hawaii, Washington, Utah, and North Dakota.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries and we are the sole producer of ULSD in both Alaska and Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle, and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals at Washington, Alaska and Hawaii. Our Golden Eagle and Los Angeles refineries produce petroleum coke that we sell to industrial end-users. Tesoro is also a key supplier of liquid asphalt for paving and construction companies in Washington and Alaska and the sole supplier in Hawaii.

Sales of Purchased Products.  In the normal course of business to meet local market demands, we purchase refined products manufactured by others for resale to our customers. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks mainly in the spot market. We conduct our gasoline and diesel fuel purchase and resale activity primarily on the U.S. West Coast. Our jet fuel activity primarily consists of supplying markets in Alaska, California, Washington, Hawaii and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries’ local markets.

RETAIL

Through our network of retail stations, we sell gasoline and diesel fuel in the western and mid-continental United States. The demand for gasoline is seasonal in a majority of our markets, with highest demand for gasoline during the summer driving season. We sell gasoline and diesel fuel to retail customers through company-operated retail stations and agreements with third-party branded distributors (or “jobber/dealers”). Our retail network provides

Tesoro’s Branded Retail Network

a committed outlet for a portion of the motor fuels produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. As of December 31, 2008, our retail segment included a network of 879 branded retail stations (under the Tesoro®, Mirastar®, Shell® and USA Gasolinetm brands). Our Mirastar® brand is used exclusively at 34 Wal-Mart stores in 9 western states under a long-term agreement. We also operate under the Shell® brand at certain stations in California through a long-term agreement and own the exclusive rights to the USA Gasolinetm brand in California, New Mexico and Washington. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2008:

	Type			Brand
	Company-						USA
State	Operated	Jobber/ Dealer	Total	Tesoro®	Mirastar®	Shell®	Gasolinetm	Total

California	253	169	422	12	2	283	125	422
Alaska	29	56	85	85	—	—	—	85
North Dakota	1	92	93	93	—	—	—	93
Utah	31	34	65	59	6	—	—	65
Washington	22	28	50	38	6	—	6	50
Minnesota	—	70	70	70	—	—	—	70
Hawaii	29	4	33	33	—	—	—	33
Idaho	7	25	32	28	4	—	—	32
Other states(a)	17	12	29	12	16	1	—	29

Total	389	490	879	430	34	284	131	879

(a)	Other states include New Mexico, South Dakota, Colorado, Oregon, Wyoming, Nevada, and Arizona.

The following table summarizes our retail operations:

	2008	2007	2006

Fuel Revenues (in millions)
Company-operated	$3,408	$2,386	$674
Jobber/dealer	776	560	386

Total Fuel Revenues	$4,184	$2,946	$1,060

Merchandise and Other Revenues (in millions)	$248	$221	$144
Merchandise Margin (percent of merchandise revenues)	26%	26%	27%
Number of Branded Retail Stations (end of year)
Company-operated	389	449	194
Jobber/dealer	490	462	266

Total Retail Stations	879	911	460

Average Number of Branded Retail Stations (during the year)
Company-operated	422	362	204
Jobber/dealer	489	384	261

Total Average Retail Stations	911	746	465

Total Fuel Volume (millions of gallons)
Company-operated	1,072	856	248
Jobber/dealer	282	242	186

Total Fuel Volumes	1,354	1,098	434

Average Fuel Volume Per Month Per Retail Station (thousands of gallons)
Company-operated	212	197	101
Jobber/dealer	48	53	60
All retail stations	124	123	78

COMPETITION AND OTHER

We compete on a global basis with a number of major integrated oil companies who produce crude oil, some of which is used in their refining operations, and other companies that may have greater financial and other resources. The availability and cost of crude oil is affected by global supply and demand dynamics. Similarly, the supply and prices of refined products are impacted by global dynamics.

We sell gasoline through our network of retail stations and on a wholesale basis competing with other suppliers in all of our market areas. We sell our diesel fuel production primarily on a wholesale basis, competing with other suppliers in all of our market areas. Refined products from foreign sources also compete for gasoline and distillate customers in our market areas. Competition and concentrations specific to each of our refineries are as follows:

•	Our Golden Eagle, Los Angeles and Washington refineries compete with several refineries on the U.S. West Coast. In addition, products flow into the West Coast from the Gulf Coast and other parts of the world, including the Far East and Europe.

•	Our Alaska refinery competes with other refineries in Alaska with a combined crude oil capacity to process approximately 280 Mbpd and refineries on the U.S. West Coast. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers to the Anchorage International Airport.

•	Our Hawaii refinery competes primarily with one other refinery in Hawaii, owned by a major integrated oil company that is also located at Kapolei and has a crude oil capacity of approximately 54 Mbpd. Jet fuel sales in Hawaii are concentrated at the Honolulu International Airport, where we are the principal supplier. We also serve four airports on other islands in Hawaii. We also compete with other suppliers for U.S. military contracts.

•	Our North Dakota refinery is the only refinery in North Dakota. Refineries in Wyoming, Montana, the Midwest and the United States Gulf Coast region are the primary competitors with our North Dakota refinery.

•	Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 114 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in Alaska, California, Hawaii, North Dakota, Utah, Washington and other western and mid-continental states through a network of company-operated retail stations and branded and unbranded jobber/dealers. Competitive factors that affect retail marketing include price, station appearance, location and brand awareness.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new requirements promulgated by the EPA and the states and local jurisdictions in which we operate. These laws and regulations have required, and are expected to continue to require, us to make significant expenditures. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined product over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. Our oil spill prevention plans and procedures are frequently reviewed and modified to prevent oil and refined product releases and to minimize potential impacts should a release occur.

We currently charter tankers to ship crude oil from foreign and domestic sources to our California, Mid-Pacific and Pacific Northwest refineries. The Federal Oil Pollution Act of 1990 requires, as a condition of operation, that we demonstrate the capability to respond to the “worst case discharge” to the maximum extent practicable. As an example, the State of Alaska requires us to provide spill-response capability to contain or control and cleanup amounts equal to 50,000 barrels of crude oil for a tanker carrying fewer than 500,000 barrels and 300,000 barrels for a tanker carrying more than 500,000 barrels. To meet these requirements, we have entered into contracts with various parties to provide spill response services. We have entered into spill-response agreements with (1) Cook Inlet Spill Prevention and Response, Incorporated (for which we have a controlling interest of approximately 85%) and Alyeska Pipeline Service Company for spill-response services in Alaska and (2) Clean Islands Council for response services throughout the State of Hawaii. For larger spill contingency capabilities, we have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay, Puget Sound and the Ports of Los Angeles and Long Beach. In addition, we contract with other spill response organizations outside the U.S. for shipments of crude oil on chartered vessels in foreign waters. We believe these contracts, and those with other regional spill-response organizations that are in place on a location by location basis, provide the additional services necessary to meet spill-response requirements established by state and federal law.

We require time chartered vessels used for the transportation of crude oil and heavy products over water to be double-hulled. Time chartered vessels for other services and all other chartered vessels are required to be double-hulled if available. All vessels used by us to transport crude oil and refined products over water are examined or evaluated and subject to approval prior to their use.

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

The intrastate operations of our North Dakota crude oil pipeline system are subject to regulation by the North Dakota Public Services Commission. The intrastate operations of our Alaska pipelines are subject to regulation by the Regulatory Commission of Alaska. Like the FERC, the state regulatory authorities require that we notify shippers of proposed tariff increases and the shippers have an opportunity to protest the increases. The North Dakota Public Services Commission also files with the state authorities copies of interstate tariff charges filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

EMPLOYEES

At December 31, 2008, we had approximately 5,620 full-time employees — approximately 1,400 of whom are covered by collective bargaining agreements. The agreements for approximately 1,140 of those employees expire February 1, 2012, and approximately 260 of the employees on May, 1, 2009. We consider our relations with our employees to be satisfactory.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail”. In addition, we own feedstock and refined product storage facilities at our refinery and terminal locations. We believe that our properties and facilities are generally adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancelable and non-cancelable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Tesoro Alaska®, Mirastar®, 2-Go Tesoro®, Shell® and USA Gasolinetm brands through a network of 879 retail stations, of which 389 are company-operated. See Notes I and M in our consolidated financial statements in Item 8.

GLOSSARY OF TERMS

Alkylation — A process that chemically combines isobutane with other hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

American Petroleum Institute (“API”) — the main U.S trade association for the oil and natural gas industry, representing about 400 corporations involved in production, refining, distribution, and many other aspects of the industry.

API Gravity — A scale for denoting the lightness or heaviness of crude oils and other liquid hydrocarbons. Calibrated in API degrees (or degrees API), it is used universally to expresses a crude’s relative density in an inverse measure — lighter the crude, higher the API gravity, and vice versa.

CARB — California Air Resources Board.  Gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.

Cogeneration Plant — A plant that produces both steam and electricity for refinery operations.

Cracking — The process of breaking down larger hydrocarbon molecules into smaller molecules, utilizing catalysts and/or elevated temperatures and pressures.

Deasphalting — The process of recovering higher-value oils from refining residues.

Delayed Coking — A process by which the heaviest crude oil fractions can be thermally cracked under conditions of elevated temperatures to produce both refined products and petroleum coke.

Desulfurization — The process of removing sulfur from petroleum fuels to reduce sulfur dioxide emissions that result from the use of these fuels.

Distillate Hydrocracking — A catalytic hydrocracking process designed to produce primarily diesel fuel and jet fuel.

Exchange Arrangement — An agreement providing for the delivery of crude oil or refined products, primarily to third-party terminals, in exchange for the delivery of crude oil or refined products from third parties at specified locations.

Fluid Catalytic Cracking — Catalytic cracking is the refining process of breaking down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of a catalytic agent to increase the yield of gasoline. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.

Fluid Coking — A process similar to fluid catalytic cracking which removes carbon (coke) from heavy low quality crude oils to produce lighter products.

Gross Refining Margin — The margin on products manufactured and purchased, including those sold to our retail segment. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution.

Heavy Crude Oil — Crude oil with an API gravity of 24 degrees or less. Heavy crude oil is generally sold at a discount to lighter crude oils.

Heavy Fuel Oils, Residual Products, Internally Produced Fuel and Other — Products other than gasoline, jet fuel and diesel fuel produced in the refining process. These products include residual fuels, gas oils, propane, petroleum coke, asphalt and internally produced fuel.

Hydrocracking — The process of using a catalyst to crack heavy hydrocarbon molecules in the presence of hydrogen. Major products from hydrocracking are jet fuel, naphtha, propane and gasoline components such as butane.

Hydrotreating — The process of removing sulfur from refined products in the presence of catalysts and substantial quantities of hydrogen to reduce sulfur dioxide emissions that result from the use of the products.

Isomerization — A process that alters the fundamental arrangement of atoms in the molecule without adding or removing anything from the original material. The process is used to convert normal butane into isobutane and normal pentane into isopentane and hexane into isohexane. Both isopentane and isohexane are high-octane gasoline components.

Jobber/Dealer Stations — Retail stations owned by third parties that sell products purchased from or through Tesoro and carry one of our brands.

Light Crude Oil — Crude oil with an API gravity greater than 24 degrees. Light crude oils are generally sold at a premium to heavy crude oils.

Manufacturing Costs — Costs associated directly with the manufacturing process including cash operating expenses, but excluding depreciation and amortization.

Mbpd — Thousand barrels per day.

Naphtha — Refined product used as a gasoline blending component, a feedstock for reforming, and as a petrochemical feedstock.

Refining Yield — Volumes of product produced from crude oils and feedstocks.

Reforming — A process using controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules, thereby converting paraffinic and naphthenic type hydrocarbons (e.g., low-octane gasoline boiling range fractions) into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Retail Fuel Margin — The margin on fuel products sold through our retail segment calculated as revenues less costs of sales. Costs of sales in fuel margin are based on purchases from our refining segment and third parties using average bulk market prices adjusted for transportation and other differentials.

Selective Hydrogenation — A process utilizing a catalyst to modify sulfur compounds in light catalytic gasoline for ultimate removal in a downstream refining process.

Throughput — The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

Turnaround — The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of the unit.

Ultra Low Sulfur Diesel (ULSD) — Diesel fuel produced with lower sulfur content to lower emissions, which has been required for on-road use in the U.S. beginning since 2006.

Vacuum Distillation — Distillation under reduced pressure which lowers the boiling temperature of crude oils in order to distill crude oil components that have high boiling points.

Visbreaking — A thermal cracking process in which heavy atmospheric or vacuum unit residues are cracked at moderate temperatures to increase production of distillate products and reduce viscosity of the distillate residues.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 1, 2009.

Name	Age	Position	Position Held Since

Bruce A. Smith	65	Chairman of the Board of Directors, President and Chief Executive Officer	June 1996
William J. Finnerty	60	Executive Vice President, Strategy and Corporate Development	March 2008
Everett D. Lewis	61	Executive Vice President, Chief Operating Officer	March 2008
Gregory A. Wright	59	Executive Vice President and Chief Financial Officer	November 2008
Charles S. Parrish	51	Senior Vice President, General Counsel and Secretary	May 2006
Arlen O. Glenewinkel, Jr.	52	Vice President and Controller	December 2006

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

Bruce A. Smith was named Chairman of the Board of Directors, President and Chief Executive Officer in June 1996.

William J. Finnerty was named Executive Vice President, Strategy and Corporate Development in March 2008. Prior to that, he served as Executive Vice President and Chief Operating Officer beginning in February 2006, as Executive Vice President, Operations beginning in January 2005 and Senior Vice President, Supply and Distribution of Tesoro Refining and Marketing Company beginning in February 2004.

Everett D. Lewis was named Executive Vice President, Chief Operating Officer in March 2008. Prior to that he served as Executive Vice President, Strategy and Asset Management beginning in January 2007, as Executive Vice President, Strategy beginning in January 2005 and as Senior Vice President, Corporate Strategic Planning from November 2004 to January 2005. Mr. Lewis served as Senior Vice President, Planning and Optimization from February 2003 to November 2004.

Gregory A. Wright was named Executive Vice President and Chief Financial Officer in November 2008. Prior to that, he served as Executive Vice President and Chief Administrative Officer beginning in June 2007 and as Executive Vice President and Chief Financial Officer beginning in December 2003.

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

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors:

Bruce A. Smith	Chairman, President and Chief Executive Officer of Tesoro Corporation

Steven H. Grapstein	Lead Director and Chairman of the Audit Committee of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc. (formerly known as Kuo Investment Company)

John F. Bookout, III	Director of McDermott International, Inc.; Senior Advisor to Kohlberg Kravis Roberts & Co.

Rodney F. Chase	Non-Executive Chairman of Petrofac, Ltd.; Deputy Chairman of Tesco, plc

Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of El Paso Corporation

William J. Johnson	Chairman of the Compensation Committee of Tesoro Corporation; President, Director and sole shareholder of JonLoc Inc.

J.W. (Jim) Nokes	Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas)

Donald H. Schmude	Chairman of the Environmental, Health and Safety Committee of Tesoro Corporation; Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.

Michael E. Wiley	Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Trustee of Fidelity Funds

ITEM 1A.	RISK FACTORS

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate. Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

The current worldwide financial crisis has reduced the availability of credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. These conditions have not impaired our ability to finance our operations, but there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact our access to credit. Continued disruption of the credit markets has affected and could continue to adversely affect our suppliers’ and customers’ access to credit which supports the continuation and expansion of their businesses worldwide and could result in disruptions in our business operations, contract cancellations or suspensions and payment delays or defaults by our customers.

In October 2008, Lehman Commercial Paper Inc. (“Lehman CPI”), a previous lender under our credit agreement with a $50 million commitment (less than 3% our total credit agreement capacity), filed for bankruptcy. Lehman CPI will not participate in any future requests for funding and it is not certain whether another lender might assume its commitment. While the financial crisis could impact our ability to obtain future borrowings under our credit agreement if other lenders are forced into receivership or to file for bankruptcy or are otherwise unable to perform their obligations, we are unaware of any reason to believe this will happen.

The volatility of crude oil prices, refined product prices and natural gas and electrical power prices may have a material adverse effect on our cash flow and results of operations.

Our earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including fixed and variable expenses (including the cost of crude oil and other refinery feedstocks) and the margin relative to those expenses at which we are able to sell refined products. In recent years, the prices of crude oil and refined products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume of refined products imported;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	government regulations; and

•	weather conditions, hurricanes or other natural disasters.

Prices for refined products are influenced by the price of crude oil. We do not produce crude oil and must purchase all of our crude oil, the price of which fluctuates on worldwide market conditions. Generally, an increase or decrease in the price of crude oil affects the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate differently based on global and local market conditions. In addition, the timing of the relative movement of the prices (both among different classes of refined products and among various global markets for similar refined products) as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our refining and wholesale marketing operations, earnings and cash flow. Also, crude oil supply contracts generally have market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products also could have a material adverse effect on our business, financial condition and results of operations.

Volatile prices for natural gas and electrical power used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires natural disasters, explosions, maritime disasters, labor disputes, security breaches, pipeline ruptures and spills and mechanical failure of equipment at our or third party facilities, any of which can result in business interruptions and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. In addition, we operate seven petroleum refineries, any of which could experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Any such unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

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

American International Group (“AIG”) is the lead underwriter for many of our coverages, but actually underwrites less than one-fourth of our aggregate coverage. The majority of our insurance coverage is underwritten by insurers other than AIG and its subsidiaries. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets have adversely impacted AIG. AIG’s commercial insurance subsidiary had funds in excess of loss reserves and continued to be a fully accepted insurance carrier for major brokers at December 31, 2008. However, continued volatility in the U.S. financial markets and the financial condition of AIG may adversely impact the financial strength of AIG’s commercial insurance subsidiaries.

Our business is impacted by environmental risks inherent in refining operations.

The operation of refineries, pipelines and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities to which we sent or send wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damage to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in environmentally sensitive coastal waters where tanker, pipeline and refined product transportation operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our California, Mid-Pacific and Pacific Northwest refineries import crude oil and other feedstocks by tanker. Transportation of crude oil and refined products over water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Hawaii, Washington and Alaska. Among other things, these laws require us to demonstrate in some situations our capacity to respond to a “worst case discharge” to the maximum extent possible. We have contracted with various spill response service companies in the areas in which we transport crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers transporting crude oil or refined products, and response services may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge.

Our operations are subject to general environmental risks, expenses and liabilities which could affect our results of operations and changes in environmental regulations and other obligations relating to environmental matters could subject us to further risks, expenses and liabilities.

From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters, including product liability claims related to the oxygenate Methyl Tertiary Butyl Ether (“MTBE”). We may become involved in further litigation or other proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

We have in the past operated retail stations with underground storage tanks in various jurisdictions, and currently operate retail stations that have underground storage tanks in 15 states in the mid-continental and western United States. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including soil and groundwater contamination. Leaks from underground storage tanks which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

Consistent with the experience of other U.S. refineries, environmental laws and regulations have raised operating costs and require significant capital investments at our refineries. We believe that existing physical facilities at our refineries are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, potentially material expenditures could be required in the future. For example, we may be required to comply with evolving environmental, health and safety, and energy laws, regulations or requirements that may be adopted or imposed in the future. We also may be required to address information or conditions that may be discovered in the future and require a response. Future developments in federal laws and regulations governing environmental, health and safety and energy matters are currently especially difficult to predict due to the new President and Congress. These changes in the federal government may increase the likelihood that we will be subject to new laws, regulations and regulatory investigations.

Assembly Bill 32 (“AB 32”), California legislation that creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020, was passed by the California legislature and was signed by Governor Schwarzenegger on September 27, 2006. AB 32 focuses on using market mechanisms, such as offsets and cap-and-trade programs, to achieve the targets. Regulations under AB 32 requiring reductions in greenhouse gas emissions have not yet been promulgated. AB 32 specifies that any established greenhouse gas allowances will be assigned to the entity regulated under the cap. Implementation is slated to begin January 1, 2010 with full implementation to occur by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot predict at this time what impact, if any, AB 32 will have on our business.

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

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things, modified the industry requirements for the Renewable Fuel Standard (“RFS”). This standard requires the total volume of renewable transportation fuels (including ethanol and biodiesel) sold or introduced in the U.S. to be 11.1 billion gallons in 2009 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and refining and marketing industries and may require additional expenditures by us to accommodate increased ethanol use.

In August 2008, CARB proposed amendments to the predictive model for compliant gasoline in the state of California that decreases the allowable sulfur levels to a cap of 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel fuel and jet fuel through third-party pipelines and the balance through marine vessels. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of their refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its refined products through third-party pipelines. Our North Dakota refinery delivers substantially all of its refined products through a third-party pipeline system. Our Golden Eagle refinery receives approximately one-third of its crude oil through pipelines and the balance through marine vessels. Substantially all of our Golden Eagle refinery’s production is delivered through third-party pipelines, ships and barges. Our Los Angeles refinery receives California crudes through third-party pipelines and the balance of its crude supply through marine vessels.

Approximately two-thirds of our Los Angeles refinery’s production is delivered through third-party pipelines, terminals, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined product could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks and threats or actual war may negatively impact our business.

Our business is affected by global economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as actual or threatened terrorist attacks and acts of war. Terrorist attacks, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers or energy markets in general, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, delays in our delivery of refined products, decreased sales of our refined products and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets (which could include refineries such as ours) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could significantly impact energy prices, including prices for our crude oil and refined products, and have a material adverse impact on the margins from our refining and wholesale marketing operations. In addition, significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and generally are lower in the first and fourth quarters of the year.

Demand for gasoline is higher during the spring and summer months than during the winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for the first and fourth quarters are generally lower than for those in the second and third quarters.

Competition from companies that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources could materially affect our business, financial condition and results of operations.

We compete on a global basis with a number of integrated oil companies who produce crude oil, some of which is used in their refining operations. Unlike the major integrated oil companies, we obtain all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil and other feedstocks or extreme price fluctuations. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers.

We also face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations operated by fully integrated major oil companies and other well-recognized national or regional retail outlets, often selling gasoline or merchandise at aggressively competitive prices.

Some of our competitors also have materially greater financial and other resources than we have. Such competitors have a greater ability to bear the economic risks inherent in all phases of our industry. The actions of our competitors, along with changes in the supply and price of foreign imports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters and some matters may require years for us to resolve. Although we cannot provide assurance, we believe that an adverse resolution of one or more of the matters described below, individually or in the aggregate, during a future reporting period will not have a material adverse effect on our financial position or results of operations.

On February 3, 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

In January 2008, we received an offer of settlement in the amount of $670,000 from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operation.

In October 2008, we settled seven of the ten pending cases alleging MTBE contamination in groundwater. In January 2009, we were served with an additional lawsuit alleging MTBE contamination in groundwater. We are a defendant, along with other manufacturing, supply and marketing defendants, in all of the cases. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the four cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the three cases pending on December 31, 2008 was included in “Accrued liabilities” in the consolidated balance sheet at December 31, 2008. We believe the resolution of the four remaining cases will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.

In October 2008, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery. We are currently negotiating a settlement of the NOVs with the District.

In March 2008, we settled 77 NOVs received from the District alleging air quality violations at our Golden Eagle refinery for the years 2003 through 2006. We agreed to settle these NOVs for $1.4 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following performance graph and related information will not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Tesoro specifically incorporates it by reference into such filing.

The performance graph below compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Composite Index and to a composite peer group of companies. The composite peer group (the “Peer Group”) includes Alon USA Energy, Frontier Oil Corporation, Holly Corporation, Sunoco, Valero Energy Corporation and Western Refining. The graph below is for the period of five years commencing December 31, 2003 and ending December 31, 2008.

Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P Composite 500 Index and Composite Peer Group

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Tesoro	$100	$218.68	$422.51	$454.27	$663.50	$187.43
S&P 500	$100	$110.87	$116.30	$134.66	$142.07	$89.51
Peer Group	$100	$181.68	$396.51	$402.24	$523.41	$189.66

*	Assumes that the value of the investment in common stock and each index was $100 on December 31, 2003, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2008 and 2007. All per share data presented below reflects the effect of a two-for-one stock split effected in the form of a stock dividend which was distributed in May 2007.

	Sales Prices per		Dividends
	Common Share		per
Quarter Ended	High	Low	Common Share

December 31, 2008	$16.87	$6.71	$0.10
September 30, 2008	$20.17	$14.29	$0.10
June 30, 2008	$33.40	$18.46	$0.10
March 31, 2008	$48.35	$26.55	$0.10
December 31, 2007	$65.98	$44.53	$0.10
September 30, 2007	$62.00	$42.64	$0.10
June 30, 2007	$64.65	$50.06	$0.10
March 31, 2007	$51.40	$31.47	$0.05

On February 19, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 16, 2009 to shareholders of record on March 2, 2009. At February 19, 2009, there were approximately 2,600 holders of record of our 138,372,788 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock repurchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes I and N in our consolidated financial statements in Item 8.

The 2009 annual meeting of stockholders will be held at 4:00 P.M. Central Time on Wednesday, May 6, 2009, at the Rosewood Crescent Hotel, 400 Crescent Court, Dallas, Texas. Holders of common stock of record at the close of business on March 12, 2009 are entitled to notice of and to vote at the annual meeting.

The following table summarizes, as of December 31, 2008, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the Second Column)

Equity compensation plans approved by security holders	7,727,816	$22.02	3,639,286
Equity compensation plans not approved by security holders(a)	248,738	$4.81	—

Total	7,976,554	$21.49	3,639,286

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors suspended any future grants under this plan in 2003.

The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended December 31, 2008.

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
	Total Number	Average Price	Part of Publicly	Purchased under the
	of Shares	Paid per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*

October 2008	—	$—	—	$38 million
November 2008	—	$—	—	$38 million
December 2008	182,250	$8.44	—	$38 million

Total	182,250	$8.44	—

*	All of the shares repurchased during the three-month period ended December 31, 2008 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain executive officers. These shares were not repurchased under our stock repurchase program.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2008. The selected consolidated financial information presented below has been derived from our historical financial statements. Our financial results include the results of our Los Angeles refinery and Shell and USA Gasoline retail stations since they were acquired in May 2007. All share and per share amounts presented reflect our two-for-one stock split effected in the form of a stock dividend which was distributed in May 2007. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions except per share amounts)

Statement of Operations Data
Total Revenues	$28,309	$21,915	$18,104	$16,581	$12,262
Net Earnings(a)	$278	$566	$801	$507	$328
Net Earnings (Per Share)
Basic	$2.03	$4.17	$5.89	$3.72	$2.50
Diluted	$2.00	$4.06	$5.73	$3.60	$2.38
Weighted Shares Outstanding (millions):(b)
Basic	136.8	135.7	136.0	136.3	131.0
Diluted	139.2	139.5	139.8	140.9	137.7
Dividends per share(c)	$0.40	$0.35	$0.20	$0.10	$—
Balance Sheet Data
Current Assets	$1,646	$2,600	$2,811	$2,215	$1,393
Property, Plant and Equipment, Net	$5,081	$4,780	$2,687	$2,467	$2,304
Total Assets	$7,433	$8,128	$5,904	$5,097	$4,075
Current Liabilities	$1,441	$2,494	$1,672	$1,502	$993
Total Debt(d)	$1,611	$1,659	$1,046	$1,047	$1,218
Stockholders’ Equity(b)	$3,218	$3,052	$2,502	$1,887	$1,327
Current Ratio	1.1:1	1.0:1	1.7:1	1.5:1	1.4:1
Working Capital	$205	$106	$1,139	$713	$400
Total Debt to Capitalization(b)(d)	33%	35%	29%	36%	48%
Common Stock Outstanding (millions of shares)(b)	138.4	137.0	135.8	138.6	133.6
Book Value Per Common Share	$23.25	$22.28	$18.42	$13.61	$9.93
Cash Flows From (Used In)
Operating Activities	$716	$1,322	$1,139	$758	$681
Investing Activities	(610)	(2,838)	(430)	(254)	(174)
Financing Activities(b)(c)(d)	(109)	553	(163)	(249)	(399)

Increase (Decrease) in Cash and Cash Equivalents	$(3)	$(963)	$546	$255	$108

Capital Expenditures (e)	$619	$789	$453	$262	$179

(a)	Net earnings included the following pre-tax items that affect the comparability of the periods presented. During 2008, we incurred a $91 million charge to write-off a receivable for which collection was deemed unlikely, reduced inventories resulting in a LIFO liquidation or reduction in costs of sales of $138 million and received net refunds of $50 million from Trans Alaska Pipeline System (“TAPS”) for prior year’s refinery transportation and distribution costs associated with our protest of intrastate rates between 1997 and 2003. During 2006, we incurred charges of $28 million for termination of a delayed coker project at the Washington refinery. For 2005, we incurred charges of $95 million for debt refinancing and prepayment costs. In 2004, we incurred charges of $23 million for debt prepayment and financing costs.

(b)	During 2006, we repurchased 4.8 million shares of our common stock for $148 million in connection with our share repurchase program.

(c)	We began paying a quarterly dividend in June 2005. Prior to 2005, we had not paid dividends since 1986.

(d)	During 2007, we issued $500 million in senior notes primarily to fund the acquisition of the Los Angeles refinery and voluntarily prepaid the remaining $14 million on our senior subordinated notes. During 2005, we voluntarily prepaid the remaining $96 million of senior secured term loans and refinanced nearly $1 billion of outstanding senior notes through a $900 million notes offering and a $92 million prepayment of debt. During 2004, we voluntarily prepaid the $297 million of outstanding senior subordinated notes and $100 million of senior secured term loans.

(e)	Capital expenditures include accruals for capital, but exclude amounts for refinery turnaround and catalyst spending and acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 53 and “Risk Factors” on page 17 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

BUSINESS STRATEGY AND OVERVIEW

Industry Overview

Our profitability is substantially determined by the difference between the price of refined products and the price of crude oil, which is referred to below as “refined product margins”. Beginning in the second half of 2007 and continuing through the first half of 2008, crude oil prices climbed rapidly until peaking at a record high in early July 2008 while product prices increased more gradually than crude oil prices resulting in a weak margin environment. For example, from July 2007 through June 2008 the price of West Texas Intermediate crude oil increased by approximately 97%, while the average spot price for gasoline on the U.S. West Coast rose only 58%. The rapid increase in crude oil prices was attributed in part to such factors as continued global demand growth, concerns over declining crude oil supplies and increasing investments in crude oil to hedge against the weakening U.S. dollar. Gasoline prices increased less dramatically than crude oil prices during the period due to falling domestic demand and high product inventories.

NYMEX WTI 2008 $/BBL

After crude oil prices peaked in early July 2008, recessionary concerns, declining global demand and the strengthening of the U.S. dollar resulted in a sharp decline in crude oil prices through the end of the year. Gasoline prices declined with falling crude oil prices due to declining demand, however, lower industry production and the impacts of hurricanes Gustav and Ike in September 2008 strengthened gasoline margins in September and October. Gasoline margins declined through the remainder of the year with the exception of margins on the U.S. West Coast. Beginning in mid-December both planned and unplanned refinery outages combined with historically low gasoline inventories to benefit margins. Despite the overall decline in gasoline margins in 2008 as compared to 2007, diesel fuel margins were higher than 2007 levels due to continued strong global demand and low inventories.

Strategy and Goals

Our strategy is to create a value-added refining and marketing business that has (i) economies of scale, (ii) a competitive cost structure, (iii) effective management information systems that enable success and (iv) outstanding employees focused on achieving operational excellence in a global market in order to provide stockholders with competitive returns in any economic environment.

We focus our goals on: (i) operating our facilities in a safe, reliable, and environmentally responsible way; (ii) improving cash flow by achieving greater operational and administrative efficiencies; and (iii) using excess cash flows from operations to create further shareholder value.

We previously announced that our value creation strategy would focus on pursuing internal yield and cost benefits rather than external acquisitions. This change in our strategy was timely as the industry has recently experienced declining refining margins. We developed initiatives in late 2007 to improve profitability at our Los Angeles and Hawaii refineries and developed initiatives at our other refineries in 2008 in response to a lower refining margin environment. These and other company-wide initiatives are designed to minimize borrowings on our revolving credit facility and fund capital expenditures solely from operating cash flow. We funded our 2008 capital program through operating cash flow and minimized borrowings by accomplishing the following initiatives during 2008:

•	Optimized inventories to better match lower demand resulting in an inventory reduction of approximately 5 million barrels from the end of 2007;

•	Reduced capital expenditures to $619 million from our original capital budget of $966 million. Most projects impacted by this reduction have been delayed or adjusted in scope rather than canceled; and

•	Improved capture of available margins (our ability to realize a higher percentage of industry margins) by (i) refining lower cost crude oils as a result of operating the delayed coker at the Golden Eagle refinery beginning in the second quarter; (ii) refining a greater percentage of lower cost, waterborne crude oils at the Los Angeles refinery; (iii) optimizing our diesel fuel and gasoline production to respond to market demand; (iv) adjusting our run rates and feedstock mix to respond to current market conditions particularly at our Washington refinery; and (v) implementing initiatives at our Hawaii refinery primarily focused on processing lower cost crude oils and improving reliability.

In 2009, our goals are to continue to gain sustainable improvements in our capture of available margins, lower break-even costs and fund our capital program through operating cash flow. Plans to improve our capture of available margins in 2009 include (i) lowering crude costs through benefits of our prior years’ capital programs, (ii) further capitalizing on shipping economies of scale, (iii) increasing crude flexibility, (iv) continuing to match production to demand and (v) optimizing diesel fuel and gasoline production. We plan to reduce operating expenses through energy efficiency and maintenance efficiency programs.

Golden Eagle Coker Modification Project

The delayed coker at our Golden Eagle refinery became fully operational during the 2008 second quarter. Spending since inception totaled $602 million. The modification of our fluid coker unit to a delayed coker enabled us to comply with the terms of an abatement order to lower air emissions while also enhancing the refinery’s capabilities in terms of crude oil flexibility, reliability, lengthening turnaround cycles and lowering maintenance costs. The project will significantly reduce the duration and costs of coker turnarounds as well as increase the coker turnaround cycle from 2.5 years to 5 years. In addition, we expect the modified coker to significantly reduce greenhouse gas emissions at the refinery.

Selective Hydrogenation Unit

The selective hydrogenation unit (“SHU”) at our Washington refinery was fully operational during the 2008 fourth quarter and reduces the sulfur content in gasoline. The SHU allows a higher percentage of sour crude oils to be processed at the refinery while maintaining compliance with gasoline sulfur regulations.

Future Strategic Capital Projects

We have identified short-term, high return projects that focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, including improving energy efficiency at all of our refineries. These projects, which are currently under evaluation, are not included in our 2009 capital budget. However, certain of these projects may be implemented in 2009 or thereafter as we have cash flow available from operations. Additionally, our long-term capital plans include larger projects to further reduce feedstock costs at our Golden

Eagle, Los Angeles and Hawaii refineries. All of these projects are preliminary and subject to further review and analysis.

Hedging Program

We periodically enter into non-trading derivative arrangements primarily to manage price risks associated with the purchase and/or sale of 1) crude oil and 2) finished products involving inventories above our target levels. These derivative arrangements typically involve exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. Historically, we hedged less than 20% of our crude oil and products operating volumes. The crude oil hedges have primarily covered price risks of foreign crude oils supplied to our Hawaii and Golden Eagle refineries. A smaller percentage of the hedges covered West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to day-of-processing product margin. These closed positions did not have a further significant impact on earnings. The impact of the rapidly rising crude oil prices in the first six months of 2008 on our derivative positions was a pretax loss of $206 million. During the second half of 2008, declining crude oil prices resulted in a pretax gain of $100 million. Net earnings for the year included a pretax loss of $106 million on our derivative positions.

Hawaii Refinery Initiatives

We implemented several initiatives to improve profitability at our Hawaii refinery in response to falling gross refining margins during 2007 and the first half of 2008. One key initiative was to reduce our reliance on light sweet crude oil from Asia to achieve crude oil cost savings. Starting in the 2008 first quarter, we began to run more cost advantaged heavy sweet and light sour crude oils reducing our light sweet crude oils as a percent of total throughput to 20% from 37% a year ago. We also increased our percentage of heavy crude oil to total throughput from 19% in 2007 to 30% in 2008. Another initiative was completed in March 2008 when we improved reliability through the completion of a new electrical substation. We also completed a controls modernization project during the 2008 fourth quarter which is designed to improve reliability and refining yields and reduce energy costs.

Los Angeles Refinery Initiatives

Since acquiring the Los Angeles refinery in May 2007, we achieved our annual synergy goal of $100 million during the 2008 second quarter mainly through shared crude oil cargo benefits and other feedstock activities. We expect to realize annual recurring synergies of approximately $100 million through our crude oil purchasing and shipping logistics as well as by maximizing the production of clean fuels for the California market.

Our initiatives to improve profitability at our Los Angeles refinery in 2008 included optimizing our crude oil supply, increasing distillate production and reducing operating expenses. During the 2008 second quarter, we opted not to renew the remaining crude oil contracts assumed in the acquisition, which allows us to process more cost advantaged foreign crude oils. Beginning in June 2008, we also increased distillate production by approximately 9,000 barrels per day versus the last half of 2007 to take advantage of the strong distillate margins.

Recent Developments

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in prices of securities, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions, including severely restricted new credit availability, have not impaired our ability to finance our operations, but there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.

The global financial crisis and economic recessions in the U.S. and abroad may also negatively impact our customers and the demand for refined products. For example, an extension of the credit crisis to our customers could adversely impact their ability to maintain liquidity. We are monitoring our customers’ liquidity in order to mitigate any adverse impact on our results of operations.

American International Group (“AIG”) is the lead underwriter for many of our coverages, but actually underwrites less than one-fourth of our aggregate coverage. The majority of our insurance coverage is underwritten by insurers other than AIG and its subsidiaries. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets have adversely impacted AIG. AIG’s commercial insurance subsidiary had funds in excess of loss reserves and continued to be a fully accepted insurance carrier for major brokers at December 31, 2008. However, continued volatility in the U.S. financial markets and the financial condition of AIG may adversely impact the financial strength of AIG’s commercial insurance subsidiaries.

In October 2008, Lehman Commercial Paper Inc. (“Lehman CPI”) filed for bankruptcy. Lehman CPI was a previous lender under our credit agreement, with a commitment of $50 million (less than 3% of our total credit agreement capacity). Lehman CPI will not participate in any future requests for funding and it is not certain whether another lender will assume its commitment. While the financial crisis could impact our ability to obtain future borrowings under our credit agreement if other lenders are unable to perform their obligations, we are unaware of any reason to believe this will happen.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations is presented hereafter. The accompanying consolidated financial statements in Item 8, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Our results include the operations of our Los Angeles refinery and Shell and USA Gasoline retail stations since acquisition in May 2007.

Summary

Our net earnings for 2008 declined to $278 million ($2.00 per diluted share) from $566 million ($4.06 per diluted share) in 2007. The decline was due primarily to the following:

•	substantially lower industry gasoline margins, particularly during the first half of 2008 versus the first half of 2007;

•	lower gross refining margins at both our Washington and Golden Eagle refineries reflecting planned turnarounds of several units during the first and second quarters;

•	higher operating expenses primarily reflecting increased utility expenses;

•	a $91 million pre-tax charge to write-off a receivable for which collection was deemed unlikely; and

• the impact of rising crude oil prices on our derivative positions during the first half of 2008.

The decrease in net earnings during 2008 relative to 2007 was partially offset by the following:

•	a LIFO liquidation associated with our working capital management program during 2008 resulting in a reduction to costs of sales of $138 million pre-tax;

•	refunds totaling $50 million pre-tax from the Trans Alaska Pipeline System (“TAPS”) in connection with rulings from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates between 1997 and 2003;

•	lower stock-based and incentive compensation costs of $78 million pre-tax;

•	initiatives implemented to improve our capture of available margins and match our yields to market demands including increasing the yield of distillate products, and increasing the utilization of heavy and sour crude oils;

•	utilization of the Golden Eagle delayed coker, beginning in May 2008, to capture yield improvements and increase our flexibility to utilize advantaged, lower cost crude oil; and

•	improved retail margins.

Net earnings for 2007 declined to $566 million ($4.06 per diluted share) from $801 million ($5.73 per diluted share) in 2006. The decline was due primarily to the following:

•	substantially lower industry refined product margins on the U.S. West Coast during the second half of the year as crude oil prices rose rapidly and product prices increased more gradually;

•	significantly lower gross refining margins at our Hawaii refinery;

•	higher operating expenses reflecting increased repairs and maintenance expenses and employee costs;

•	the impact of rising crude oil prices on our non-trading derivative positions; and

•	increased selling, general and administrative expenses reflecting higher stock-based compensation and employee costs.

Refining Segment

	2008	2007	2006
	(Dollars in millions except per
	barrel amounts)

Revenues
Refined products(a)	$26,759	$20,906	$17,323
Crude oil resales and other	1,019	627	564

Total Revenues	$27,778	$21,533	$17,887

Throughput (thousand barrels per day)(b)
Heavy crude(c)	192	159	114
Light crude	369	407	397
Other feedstocks	34	29	18

Total Throughput	595	595	529

% Heavy Crude Oil of Total Refining Throughput(c)	32%	27%	22%
Yield (thousand barrels per day)(b)
Gasoline and gasoline blendstocks	275	280	245
Jet Fuel	78	77	68
Diesel Fuel	143	129	121
Heavy oils, residual products, internally produced fuel and other	129	133	115

Total Yield	625	619	549

Gross refining margin ($/throughput barrel)(d)	$11.50	$12.73	$13.62
Manufacturing cost ($/throughput bbl)(d)(e)	$5.19	$4.37	$3.54
Segment Operating Income
Gross refining margin(f)	$2,506	$2,762	$2,631
Expenses
Manufacturing costs(e)	1,131	949	684
Other operating expenses(e)	284	258	183
Selling, general and administrative	127	43	26
Depreciation and amortization(g)	326	314	221
Loss on asset disposals and impairments	11	10	41

Segment Operating Income	$627	$1,188	$1,476

Refined Product Sales (thousand barrels per day)(a)(h)
Gasoline and gasoline blendstocks	326	319	280
Jet fuel	92	96	91
Diesel fuel	144	131	128
Heavy oils, residual products and other	94	97	87

Total Refined Product Sales	656	643	586

Refined Product Sales Margin ($/barrel)(h)
Average sales price	$112.06	$89.47	$81.26
Average costs of sales	102.37	78.14	69.42

Refined Product Sales Margin	$9.69	$11.33	$11.84

	2008	2007	2006
	(Dollars in millions except per
	barrel amounts)

Refining Data by Region
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day)(b)(i)
Golden Eagle	153	154	165
Los Angeles	105	68	—

Total	258	222	165

Gross refining margin(d)	$1,332	$1,317	$1,148
Gross refining margin ($/throughput barrel)(d)	$14.08	$16.33	$19.08
Manufacturing cost ($/throughput bbl)(d)(e)	$7.18	$6.94	$5.54
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day)(i)
Washington	103	121	111
Alaska	56	61	56

Total	159	182	167

Gross refining margin(d)	$396	$730	$706
Gross refining margin ($/throughput barrel)(d)	$6.82	$10.94	$11.57
Manufacturing cost ($/throughput bbl)(d)(e)	$3.99	$2.99	$2.86
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)(i)	69	81	85
Gross refining margin(d)	$170	$35	$199
Gross refining margin ($/throughput barrel)(d)	$6.72	$1.18	$6.44
Manufacturing cost ($/throughput bbl)(d)(e)	$3.30	$2.23	$1.84
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)(i)
North Dakota	56	58	56
Utah	53	52	56

Total	109	110	112

Gross refining margin(d)	$603	$701	$577
Gross refining margin ($/throughput barrel)(d)	$15.12	$17.51	$14.06
Manufacturing cost ($/throughput bbl)(d)(e)	$3.44	$3.07	$2.90

(a)	Includes intersegment sales to our retail segment, at prices which approximate market of $3.9 billion, $2.8 billion and $987 million in 2008, 2007 and 2006, respectively.

(b)	Volumes for 2007 include amounts for the Los Angeles refinery since acquisition in May 2007, averaged over the periods presented. Throughput and yield averaged over 365 days since acquisition in 2007 were 68 Mbpd and 73 Mbpd, respectively. Throughput and yield averaged over the 235 days of operation in 2007 were 106 Mbpd and 114 Mbpd, respectively.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. Amounts in prior years have been reclassified to conform to the 2008 presentation.

(d)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution.

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

(e)	In 2008, we reclassified certain environmental expenses from manufacturing expenses to other operating expenses. We have reclassified expenses of $22 million and $5 million for 2007 and 2006, respectively, to conform to the 2008 presentation.

(f)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in an increase of $5 million for the year ended December 31, 2008, a decrease of $21 million for the year ended December 31, 2007, and an increase of $1 million for the year ended December 31, 2006. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(g)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.40, $1.37 and $1.06 for 2008, 2007 and 2006, respectively.

(h)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products.

(i)	We experienced reduced throughput during scheduled turnarounds for the following refineries: the Golden Eagle and Washington refineries during 2008; the Los Angeles, Golden Eagle, and Utah refineries during 2007; and the Golden Eagle, Washington and Alaska refineries during 2006.

2008 Compared to 2007

Overview.  The decrease in operating income of $561 million during 2008 was primarily due to lower gross refining margins and increased operating expenses primarily due to higher utility costs. In addition, the 2008 fourth quarter included a $91 million charge to write-off a receivable for which collection was deemed unlikely. The decrease in operating income was partially offset by a decrease to costs of sales of $138 million during 2008 resulting from the liquidation of last-in first-out (“LIFO”) inventory quantities acquired at lower per-barrel costs. Our gross refining margin per barrel decreased by 10% in 2008 to $11.50 per barrel as compared to $12.73 per barrel in 2007 reflecting significantly lower industry margins for gasoline. U.S. West Coast benchmark gasoline margins were down from an average of $24 per barrel in 2007 to an average of $12 per barrel in 2008 as a result of rapidly rising crude oil prices during the first half of 2008 and weakening product demand. During the second half of 2008, however, crude oil prices declined primarily due to declining global crude oil demand. The rapid decline in crude oil prices resulted in slightly improved refining margins during the last six months of 2008 versus the prior year as product prices declined more gradually. Weaker industry gasoline margins were partially offset by higher diesel fuel margins in 2008 reflecting strong global demand and low inventories. Industry market fundamentals are further described above in “Industry Overview.” Industry margins were higher in 2007 due to robust market fundamentals during the first half of the year, including strong demand for refined products, low refinery utilization, low products inventories and the introduction of new lower sulfur requirements for non-road diesel fuel which began in June 2007.

Gross Refining Margins.  Our total gross refining margins declined to $2.5 billion in 2008 from $2.8 billion in 2007, reflecting lower gross refining margins per-barrel in all of our regions except for our Mid-Pacific region. Each of our regions was impacted by lower industry gasoline margins and other regional factors described below.

•	In our California region, gross refining margins decreased 14% to $14.08 per barrel in 2008 as compared to 2007. Although gross refining margins declined on a per-barrel basis, our total gross refining margins increased year-over-year as a result of operating the Los Angeles refinery for a full year in 2008. Our gross refining margins were negatively impacted during 2008 by the turnaround of five major units at our Golden

Eagle refinery from mid-March through April. We estimate that our refining operating income was reduced by approximately $97 million as a result of this turnaround. In addition, our ability to capture the cost differentials between foreign sourced and local crude oils at our Los Angeles refinery through the first half of 2008 was limited by certain contractual purchase commitments and refinery logistical limitations. In the 2008 second quarter, we opted not to renew the remaining crude oil contracts assumed in the acquisition which has allowed us to process more cost advantaged foreign crude oils. The decrease in gross refining margins was partially offset as we increased runs of more cost advantaged crude oil in connection with the operation of the delayed coker at the Golden Eagle refinery beginning in the 2008 second quarter. Our gross refining margins in 2007 were negatively impacted at our Golden Eagle refinery due to scheduled turnarounds of the fluid catalytic cracker and hydrocracking units and other unscheduled downtime.

•	Gross refining margins in our Pacific Northwest region decreased 38% to $6.82 per barrel in 2008 as compared to 2007. Gasoline industry margins in the region declined by almost 60% from 2007 reflecting poor demand. Our gross refining margins were also negatively impacted in 2008 due to the turnaround of our fluid catalytic cracker and alkylation units at our Washington refinery from late January to mid-February. Unplanned boiler outages at the Washington refinery in December also negatively impacted gross refining margins. During the 2007 first quarter, we experienced scheduled and unscheduled downtime at our Washington refinery. During the first half of 2007, heavy industry turnaround activity and unscheduled downtime on the U.S. West Coast benefited our gross refining margins in the region.

•	In our Mid-Pacific region, gross refining margins increased to $6.72 per barrel from $1.18 per barrel in 2007. The increase in our gross refining margins in the region reflects our ability to run more cost advantaged heavy sweet and light sour crude oils in 2008 as part of our Hawaii improvement initiatives previously discussed. Starting in the 2008 first quarter, we began to run more cost advantaged heavy sweet and light sour crude oils reducing our light sweet crude oils as a percent of total throughput to 20% from 37% a year ago. We also increased our percentage of heavy crude oil to total throughput from 19% in 2007 to 30% in 2008. In addition, several of our term refined product contracts have lagging pricing provisions (based on prior months prices), which benefited our gross refinery margins in the second half of 2008 as crude oil prices declined. Gross refining margins were further benefited by our completion of a controls modernization project in the 2008 fourth quarter which improves reliability and refining yields and reduces energy costs. We also completed a new electrical substation during the 2008 first quarter resulting in improved reliability.

•	In our Mid-Continent region, gross refining margins decreased 14% to $15.12 per barrel in 2008 as compared to 2007. Our gross refining margins in the region were negatively impacted by the scheduled downtime of three units for mechanical repairs at our Utah refinery during the 2008 third quarter. Further, poor weather during the 2008 first quarter reduced our crude oil supplies to the Utah refinery and dampened regional product demand. Conversely, strong product demand from the farming sector and unplanned outages at several refineries in the region during the first half of 2007 benefited industry margins in the prior year. The decrease in our gross refining margins was partially offset by the availability of more cost advantaged local light sweet crude oils which lowered our crude oil costs during the second half of 2008. Due to incremental production and supply of the crude oils in the region, we anticipate continued cost benefits.

Our gross refining margins were also impacted by our derivative positions during 2008. The rapid increase in crude oil prices during the first half of 2008 negatively impacted our derivative positions reducing our gross refining margins by $45 million year-over-year. During the 2008 second quarter, we closed the majority of our long-haul crude oil derivative positions.

Refining Throughput.  During both 2008 and 2007, total refining throughput averaged 595 Mbpd. Excluding the Los Angeles refinery, throughput decreased by 37 Mbpd primarily reflecting throughput reductions at our Alaska, Hawaii and Washington refineries due to the weak market environment. For information related to scheduled downtime for both periods see footnote (i) of the table above.

Refined Product Sales.  Revenues from sales of refined products increased 28% to $26.8 billion in 2008 primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average refined product sales price increased 25% to $112.06 per barrel as higher average crude oil prices put upward pressure on product prices. Total refined product sales volumes increased reflecting additional sales volumes from operating our Los Angeles refinery for a full year in 2008. Excluding the Los Angeles refinery, total refined product sales volumes decreased by 55 Mbpd reflecting declining demand.

Costs of Sales and Expenses.  Our average costs of sales increased 31% to $102.37 per barrel during 2008, reflecting the significant increase in average crude oil prices during the year. Manufacturing and other operating expenses increased to $1.4 billion in 2008, compared with $1.2 billion in 2007, with $110 million of the increase incurred by the Los Angeles refinery. The remaining increase of $98 million primarily reflects higher utility costs. Selling, general and administrative expenses increased by $84 million as a result of a $91 million charge to write-off a receivable discussed above.

2007 Compared to 2006

Overview.  The decrease in operating income of $288 million during 2007 was primarily due to reduced gross refining margins per barrel and increased operating expenses and depreciation and amortization, partially offset by increased throughput. During 2007, total gross refining margin per barrel decreased by 7% from 2006, reflecting significantly lower industry margins on the U.S. West Coast during the last six months of 2007. U.S. refined product margins during the first six months of 2007 remained well above historical levels primarily due to strong product demand, lower industry refinery utilization due to heavy turnaround activity and unplanned outages, low product inventories and the introduction of new lower sulfur requirements for non-road diesel fuel beginning June 1, 2007. However, during the second half of 2007 industry refined product margins on the U.S. West Coast fell substantially as rising product prices lagged rapidly rising crude oil prices. Industry margins on the U.S. West Coast in the second half of 2006 were much stronger compared to the second half of 2007 reflecting stronger product demand, lower average product inventories and the introduction of new sulfur requirements for gasoline and diesel fuel. In addition, during the 2006 fourth quarter we experienced record industry margins due to extensive industry turnaround activity and unplanned downtime on the U.S. West Coast.

Gross Refining Margins.  On an aggregate basis, our total gross refining margins increased to $2.8 billion in 2007 from $2.6 billion in 2006, reflecting increased refining throughput as a result of acquiring the Los Angeles refinery partly offset by lower per barrel gross refining margins in all of our regions, except the Mid-Continent region. Other regional factors impacting gross refining margins are described below.

•	During 2007, gross refining margins in our California and Pacific Northwest regions declined 15% and 3%, respectively. Factors that negatively impacted our gross refining margins in the California region during 2007 included: (i) the scheduled refinery maintenance turnarounds at our Golden Eagle refinery of the fluid catalytic cracker and hydrocracking units and subsequent extension of the fluid catalytic cracker turnaround during the first quarter due to unanticipated repairs and equipment malfunctions; (ii) unscheduled downtime at our Golden Eagle refinery during the third quarter which increased feedstock costs and reduced throughput; and (iii) contractual purchase commitments and certain refinery logistical limitations at our Los Angeles refinery which limited our ability to capture the cost differentials between foreign sourced and local crudes. The Pacific Northwest region was negatively impacted by unscheduled maintenance of the boiler unit for the fluid catalytic cracker and scheduled maintenance on two hydrotreating units at our Washington refinery during the 2007 third quarter resulting in reduced operating income of approximately $12 million.

•	In our Mid-Pacific region, gross refining margins declined 82% during 2007, reflecting the decline in U.S. West Coast industry margins during the second half of 2007. Crude oil costs in the region were impacted as Asian sweet crude oils realized higher premiums due to strong Asian demand. At the same time, several of our term product contracts have lagging pricing provisions as discussed above, which delayed our fully passing along the rising crude oil costs. In addition, an unplanned outage of the Hawaii refinery’s reformer unit during the 2007 fourth quarter negatively impacted results by an estimated $30 million, including $10 million of higher repairs and maintenance expenses.

•	In our Mid-Continent region, gross refining margins increased 21% per barrel during 2007 reflecting strong product demand from the farming sector and unplanned refinery outages at several refineries during the first

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

Refining Throughput.  Total refining throughput averaged 595 Mbpd in 2007 compared to 529 Mbpd during 2006, primarily reflecting average refining throughput at our Los Angeles refinery of 68 Mbpd (see footnote (b) of the table above for information related to refining throughput at our Los Angeles refinery). Scheduled downtime during 2007 and 2006 that negatively impacted refining throughput is described in footnote (i) of the table above. We also experienced unscheduled downtime in 2007 at our Golden Eagle, Washington and Hawaii refineries as described above. During 2006, we experienced unscheduled downtime at our Alaska refinery as a result of the grounding of our time-chartered vessel which impacted the supply of feedstocks to the refinery.

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

Costs of Sales and Expenses.  Our average costs of sales increased 13% to $78.14 per barrel during 2007, reflecting the significant increase in crude oil prices during the year. Manufacturing and other operating expenses increased to $1.2 billion in 2007, compared with $867 million in 2006, with $196 million of the increase incurred by the Los Angeles refinery. The remaining increase of $144 million reflects higher repairs and maintenance expenses of $52 million, increased employee costs of $42 million, higher marine charter expenses of $22 million and increased utilities costs of $18 million. Depreciation and amortization increased to $314 million in 2007, compared to $221 million in 2006, reflecting depreciation and amortization of $48 million associated with the Los Angeles refinery and increased depreciation from our recent investments in capital projects. Loss on asset disposals and impairments decreased by $31 million primarily due to charges of $28 million during 2006 relating to the termination of a delayed coker project at our Washington refinery.

Retail Segment

	2008	2007	2006
	(Dollars in millions except per gallon amounts)

Revenues
Fuel	$4,184	$2,946	$1,060
Merchandise and other(a)	248	221	144

Total Revenues	$4,432	$3,167	$1,204

Fuel Sales (millions of gallons)	1,354	1,098	434
Fuel Margin ($/gallon)(b)	$0.21	$0.15	$0.17
Merchandise Margin (in millions)	$57	$52	$38
Merchandise Margin (percent of revenues)	26%	26%	27%
Number of Retail Stations (end of year)
Company-operated	389	449	194
Jobber/dealer	490	462	266

Total Stations	879	911	460

Average Number of Retail Stations (during the year)
Company-operated	422	362	204
Branded jobber/dealer	489	384	261

Total Average Retail Stations	911	746	465

Segment Operating Income (Loss)
Gross Margins
Fuel(c)	$286	$164	$72
Merchandise and other non-fuel margin	78	69	41

Total gross margins	364	233	113
Expenses
Operating expenses	216	182	87
Selling, general and administrative	24	24	25
Depreciation and amortization	49	28	16
Loss on asset disposals and impairments	29	7	6

Segment Operating Income (Loss)	$46	$(8)	$(21)

(a)	Merchandise and other includes other revenues of $25 million in 2008, $19 million in 2007 and $3 million in 2006.

(b)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other financial measure of financial performance presented in accordance with accountin g principles generally accepted in the United States.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

2008 Compared to 2007 — Operating income for our retail segment was $46 million during 2008, compared to an operating loss of $8 million in 2007. Total gross margins increased by $131 million to $364 million reflecting significantly increased fuel sales volumes combined with higher fuel margin per gallon. Total gallons sold increased to 1.4 billion gallons from 1.1 billion gallons in 2007, primarily reflecting additional volumes from the Shell and USA Gasoline stations acquired in May 2007. Fuel margin increased to $0.21 per gallon in 2008 from $0.15 per gallon in 2007, primarily reflecting retail prices lagging the rapid decrease in crude oil prices during the last half of 2008. Our Shell and USA Gasoline stations contributed additional gross margins of $96 million and additional fuel sales of 266 million gallons during 2008 reflecting operation for a full year in 2008. Excluding the acquired stations, total gross margins increased by $36 million and fuel sales volumes remained flat in 2008 as compared to 2007. The total number of retail stations in our retail network at December 31, 2008 and 2007 is summarized above. The decrease in our station count at December 31, 2008 is due to closing 42 Mirastar stations, partially offset by our strategy to grow our branded jobber/dealer presence in the Mid-Continent region and on the U.S. West Coast. In August 2008, we amended the ground lease agreement with Wal-Mart under which we operated 76 retail stations on Wal-Mart parking lots in the midwestern and western United States. Under the amendment, we closed 42 retail stations during 2008 and will continue to operate the remaining 34 retail stations.

Revenues on fuel sales increased to $4.2 billion in 2008, from $2.9 billion in 2007, reflecting significantly higher sales volumes and increased average sales prices. Excluding the acquired stations, revenues on fuel sales increased $191 million primarily due to higher average product sales prices. Costs of sales increased in 2008 due to increased sales volumes and higher average prices for purchased fuel. Operating expenses increased by $34 million during 2008 as compared to 2007. Shell and USA Gasoline retail stations contributed $40 million in additional operating expenses in 2008. Higher depreciation and amortization reflects operating the Shell and USA Gasoline stations for a full year in 2008. The loss on asset disposals and impairments increased by $22 million during 2008 primarily reflecting closing 42 Mirastar stations and the potential sale of 20 retail stations.

2007 Compared to 2006 — The operating loss for our retail segment was $8 million during 2007, compared to an operating loss of $21 million in 2006. Total gross margins increased by $120 million to $233 million reflecting significantly increased fuel and merchandise volumes due to the increase in retail stations, partially offset by slightly lower fuel margins. Total gallons sold increased 664 million, reflecting the increase in the average retail station count during 2007. The Shell and USA Gasoline sites acquired in May 2007 contributed gross margins of $118 million and fuel sales of 643 million gallons. The remaining increase in gross margins of $2 million and fuel sales of 21 million gallons reflects an increase in our Tesoro-branded jobber/dealer retail stations. Fuel margin decreased to $0.15 per gallon in 2007 as retail prices lagged rising wholesale prices.

Revenues on fuel sales increased to $2.9 billion in 2007 from $1.1 billion in 2006, reflecting increased sales volumes and higher sales prices. Revenues on fuel sales from our acquired Shell and USA Gasoline stations totaled $1.8 billion during 2007. Costs of sales increased in 2007 due to increased sales volumes and higher average prices for purchased fuel. Operating expenses increased $95 million during 2007, of which $84 million represents operating expenses incurred by our acquired stations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $325 million for 2008 compared to $263 million in 2007. The increase year-over-year was primarily due to a charge of $91 million to write-off a receivable for which collection was deemed unlikely. Excluding the receivable charge, selling, general and administrative expenses decreased by $29 million primarily due to lower stock-based and incentive compensation costs of $53 million, partially offset by higher employee costs of $19 million. Stock-based compensation for our stock appreciation rights (“SARS”) and phantom stock was lower due to our declining stock price. Our SARS and phantom stock are revalued to fair value at the end of each reporting period.

Selling, general and administrative expenses of $263 million in 2007 increased from $176 million in 2006. The increase during 2007 was primarily due to higher stock-based compensation costs of $31 million, higher employee expenses of $31 million reflecting increased head count, increased contract labor expenses of $12 million primarily associated with software implementation, and integration expenses related to our acquisitions totaling $11 million.

Interest and Financing Costs

Interest and financing costs were $111 million in 2008 compared to $91 million in 2007 and $77 million in 2006. The increases were primarily due to the additional debt we incurred in May 2007 associated with our acquisitions.

Interest Income

Interest income decreased to $7 million during 2008 from $33 million in 2007 and $41 million in 2006. The decreases reflect significant decreases in our cash investments due to lower operating cash flows associated with a lower margin environment in 2008 as compared to 2007, and the use of cash to partially fund our acquisitions in 2007 and to repay borrowings on our revolver in 2008 and 2007.

Foreign Currency Exchange

During 2008, our foreign currency exchange gain was $12 million as compared to a loss of $4 million in 2007. The change was primarily a result of the strengthening of the U.S. dollar against the Canadian dollar during the 2008 fourth quarter.

Other Income

Other income totaled $50 million in 2008 and $5 million in 2006. In 2008, we received refunds from TAPS in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate rates. We received net refunds totaling $50 million from TAPS concerning rates set between 1997 and 2003. In 2006, the sale of our leased corporate headquarters by a limited partnership, in which we were a 50% partner, resulted in a $5 million gain.

Income Tax Provision

The income tax provision amounted to $151 million in 2008 compared to $339 million in 2007 and $485 million in 2006. The fluctuations reflect decreases in earnings before income taxes. The combined federal and state effective income tax rates were 35%, 37% and 38% in 2008, 2007 and 2006, respectively. The 2008 tax rate benefited from the favorable settlement of federal tax audits for the years 1996 through 2005 while the decrease in our effective income tax rate from 2006 to 2007 was primarily a result of an increase in the federal tax deduction for domestic manufacturing activities.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. Our credit agreement provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base or the agreement’s total capacity. On December 31, 2008, based on a crude oil (Alaska North Slope) price of $46 per barrel, our adjusted borrowing base was approximately $620 million. Our total capacity of $1.81 billion was increased by $110 million in 2008 and can be increased up to a total capacity of $1.95 billion. We also increased our separate letter of credit capacity by $170 million to $500 million during 2008. We increased our capacities due to the significant increase in crude prices in the first half of 2008. We ended 2008 with $20 million of cash and cash equivalents, $66 million of borrowings under our revolver, and $251 million in available borrowing capacity under our credit agreement after $303 million in outstanding letters of credit. We also have three separate letter of credit agreements of which we had $196 million available after $304 million in outstanding letters of credit as of December 31, 2008. During 2008, we reduced inventories by 5 million barrels through our working capital program to improve cash flows from operations. In 2009, we plan to fund our capital program of $460 million through operating cash flows. We believe available capital resources will be adequate to meet our capital expenditure and working capital requirements in 2009.

Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of our total credit agreement capacity). In October 2008,

Lehman CPI filed for bankruptcy. Lehman CPI will not participate in any future requests for funding and it is not certain whether another lender might assume its commitment. Our total capacity of $1.81 billion at December 31, 2008 reflects this commitment reduction. Based on the total amounts available under our credit agreement and separate letter of credit agreements and our anticipated utilization, we believe we will continue to have sufficient liquidity to meet our working capital needs.

During the 2008 fourth quarter, our working capital was negatively impacted by a $91 million charge to write-off a receivable for which collection was deemed unlikely. We perform ongoing evaluations of our customers’ financial condition and the collectability of our receivables, and we have implemented certain enhancements for reviewing, monitoring and responding to these evaluations. In connection with the receivable write-off, we have initiated a lawsuit against the account debtor. We cannot give any assurances of when or whether we will prevail in this lawsuit.

TAPS Refunds

In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through TAPS. Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2003. The RCA set just and reasonable final rates for the years 1997 through 2003 and held that we were entitled to receive refunds, including interest. In accordance with the rulings, in 2008 we received refunds from TAPS totaling $50 million, net of contingent legal fees.

Cash Dividends

On February 19, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 16, 2009 to shareholders of record on March 2, 2009. During 2008, we paid cash dividends on common stock of $0.40 per share totaling $55 million.

Capitalization

Our capital structure at December 31, 2008 was comprised of (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$66
6 1/2% Senior Notes Due 2017	500
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
Junior subordinated notes due 2012 (net of unamortized discount of $32 in 2008)	118
Capital lease obligations and other	27

Total debt	1,611
Stockholders’ equity	3,218

Total Capitalization	$4,829

At December 31, 2008, our debt to capitalization ratio was 33%, compared to 35% at year-end 2007, reflecting additional earnings and repayments on our revolving credit facility.

Our credit agreement and senior notes impose various restrictions and covenants as described below that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay dividends, or repurchase stock. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.

Credit Agreement — Revolving Credit Facility

At December 31, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $620 million (based upon an

Alaska North Slope crude oil price of $46 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The total capacity was increased by $110 million in May 2008 and can be further increased up to a total capacity of $1.95 billion. As of December 31, 2008, we had $66 million in borrowings and $303 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $251 million or 40% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at December 31, 2008) or a Eurodollar rate (0.436% at December 31, 2008) plus an applicable margin. The applicable margin at December 31, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at December 31, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2008. Our credit agreement expires in May 2012.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a certain level of available borrowing capacity and specified levels of tangible net worth. For the year ended December 31, 2008, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

Letter of Credit Agreements

The credit agreement allows us to issue letters of credit up to $500 million under separate letter of credit agreements for the purchase of foreign petroleum products. At December 31, 2008, we had three separate letter of credit agreements with a total capacity of $500 million, of which $304 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

6 1/2% Senior Notes Due 2017

In May 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 2017. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 2012 at premiums of 3.25% through May 2013; 2.17% from June 2013 through May 2014; 1.08% from June 2014 through May 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our active domestic subsidiaries.

6 1/4% Senior Notes Due 2012

In November 2005, we issued $450 million aggregate principal amount of 6 1/4% senior notes due November 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

6 5/8% Senior Notes Due 2015

In November 2005, we issued $450 million aggregate principal amount of 6 5/8% senior notes due November 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 2010 at premiums of 3.3% through October 2011, 2.2% from November 2011 to October 2012, 1.1% from November 2012 to October 2013, and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

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

Junior Subordinated Notes Due 2012

In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which was non-interest bearing through May 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which incurred interest at 7.47% from May 2003 through May 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of approximately $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2008	2007	2006

Cash Flows From (Used In):
Operating Activities	$716	$1,322	$1,139
Investing Activities	(610)	(2,838)	(430)
Financing Activities	(109)	553	(163)

Increase (Decrease) in Cash and Cash Equivalents	$(3)	$(963)	$546

Net cash from operating activities decreased to $716 million in 2008 primarily due to lower cash earnings and higher working capital requirements reflecting significantly lower payables associated with falling crude oil prices at year end. Net cash used in investing activities of $610 million in 2008 was primarily for capital expenditures. Net cash used in financing activities primarily reflects payments under our revolver and dividend payments of

$55 million. Gross borrowings under our revolving credit agreement totaled $5.65 billion, and we repaid $5.71 billion in borrowings during 2008. Working capital totaled $205 million at December 31, 2008 compared to $106 million at December 31, 2007, primarily reflecting lower payables, partially offset by decreased receivables and inventories. Payables and receivables decreased due to the lower prices of crude oil and refined products. Receivables decreased less than payables as a result of product prices lagging sharply falling crude oil prices. Inventories decreased from year end due in part to our efforts to reduce inventories as described above.

Net cash from operating activities increased during 2007 to $1.3 billion primarily due to lower working capital requirements reflecting an increase in payables due to the acquisitions and higher crude oil costs, and higher depreciation and amortization, partially offset by lower earnings. Net cash used in investing activities of $2.8 billion in 2007 was primarily for acquisitions and capital expenditures. In 2006, net cash used in investing activities of $430 million was primarily for capital expenditures. Net cash from financing activities in 2007 primarily reflects the indebtedness incurred as part of our acquisition of the Los Angeles refinery and borrowings on the revolver, partially offset by dividend payments of $48 million. In 2006, net cash used in financing activities primarily reflects repurchases of our common stock totaling $151 million (including $148 million under our common stock repurchase program) and dividend payments of $27 million. Gross borrowings under our revolving credit agreement totaled $1.1 billion, and we repaid $940 million of these borrowings during 2007. We did not have any borrowings or repayments under the revolving credit facility during 2006. Working capital decreased to $106 million at December 31, 2007 from $1.1 billion at December 31, 2006, primarily due to decreases in cash as a result of partially funding the acquisitions with cash and repayments on our revolver.

Capital Expenditures

During 2008, our capital expenditures totaled $619 million (including accruals) which consisted of: (i) regulatory projects (about 70% of total spending), (ii) sustaining projects (about 20% of total spending) and (iii) income improvements projects (about 10% of total spending). Our 2009 capital budget is $460 million and is comprised of: (i) regulatory projects (about 65% of the capital budget), (ii) sustaining projects (about 30% of the capital budget) and (iii) income improvement projects (about 5% of the capital budget). See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.

Refinery Turnaround Spending

During 2008, we spent $105 million for refinery turnarounds and catalyst, primarily at our Golden Eagle refinery and for turnarounds scheduled in 2009. In 2009, we expect to spend $140 million for refinery turnarounds, primarily at our Golden Eagle, Los Angeles, and Alaska refineries. Refining throughput and yields in 2009 will be affected by a planned outage at our Washington refinery during the first quarter and by scheduled turnarounds at our Golden Eagle and Alaska refineries during the second quarter and our Los Angeles refinery during the third quarter.

Long-Term Commitments

Contractual Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes I and M in our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The following table summarizes our annual contractual commitments as of December 31, 2008 (in millions):

Contractual Obligation	2009	2010	2011	2012	2013	Thereafter

Long-term debt obligations(a)	$104	$104	$104	$693	$129	$1,116
Capital lease obligations(b)	5	4	3	3	3	21
Operating lease obligations(b)	268	236	189	144	101	413
Crude oil supply obligations(c)	3,378	1,080	625	—	—	—
Other purchase obligations(d)	202	62	63	62	34	72
Capital expenditure obligations	58	—	—	—	—	—
Projected pension contributions(e)	—	—	—	—	—	—

Total Contractual Obligations	$4,015	$1,486	$984	$902	$267	$1,622

(a)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest. Operating lease obligations represent our future minimum lease commitments. Operating lease commitments for 2009 include lease arrangements with initial terms of less than one year, and are not reduced by minimum rentals to be received by us under subleases.

(c)	Represents an estimate of our contractual purchase commitments for the supply of crude oil feedstocks, with remaining terms ranging from 1 year to 3 years. Prices under these term agreements generally fluctuate with market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices as of December 31, 2008, ranging by crude oil type from $45 per barrel to $54 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil feedstocks under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)	Represents primarily long-term commitments for the transportation and storage of crude oil and to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	We have no minimum required contribution obligation to our pension plan under applicable laws and regulations. Contributions are subject to change based on the performance of the assets in the plan, the discount rate used to determine the obligation, and other actuarial assumptions. See “Critical Accounting Policies” for further information related to our pension plan. We are unable to project benefit contributions beyond 2013.

In addition to the amounts shown in the table above, $44 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, $15 million of which is classified as current in the consolidated balance sheet. With the exception of amounts classified as current liabilities, we are uncertain as to when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of $27 million at December 31, 2008, $20 million of which is classified as current in the consolidated balance sheet. See Note K in our consolidated financial statements in Item 8 for further information.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note M to our consolidated financial statements, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Where required, we have made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” in order to provide for these matters. We cannot predict the ultimate outcome of these matters with certainty. However, we have made accruals based on our best estimates, subject to future developments. We believe that the outcome of these matters will not have a material adverse effect on our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.

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

Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, however, that when these matters are resolved, they will not materially affect Tesoro’s consolidated financial position or results of operations. During the year ended December 31, 2008, we recognized a $6 million income tax benefit from the favorable settlement of federal tax audits for the years 1996 through 2005. Although the income tax liability has been settled, years 2002, 2003 and 2005 remain open to adjustment pending the settlement of interest. All tax liabilities resulting from these audits were previously recorded as unrecognized tax benefits in our condensed consolidated balance sheet in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2008 and December 31, 2007, our accruals for environmental expenditures totaled $123 million and $90 million, respectively. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.

In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At December 31, 2008 and 2007, our accruals for these environmental liabilities totaled $87 million and $64 million, respectively, which are included in the environmental accruals referenced above. We cannot presently estimate additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

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

In July 2008, we received a Notice of Violation (“NOV”) from the EPA for the Washington refinery. EPA alleged that prior to our acquisition of the refinery certain modifications were made to the fluid catalytic cracking unit in violation of the Clear Air Act. In October 2005, we received a NOV from EPA concerning the refinery also alleging that prior to our acquisition of the refinery certain other modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and we cannot estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves. A reserve for our response to the NOVs is included in the environmental accruals referenced above.

Other Matters

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

On February 3, 2009, we received a NOV from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

In October 2008, we settled seven of the ten pending cases alleging MTBE contamination in groundwater. In January 2009, we were served with an additional lawsuit alleging MTBE contamination in groundwater. We are a defendant, along with other manufacturing, supply and marketing defendants, in all of the cases. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the four cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for the three cases pending on December 31, 2008 was included in accrued liabilities at December 31, 2008. We believe the resolution of the four remaining cases will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.

In October 2008, we received an NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

Environmental Capital Expenditures

EPA regulations related to the Clean Air Act require reductions in the sulfur content in gasoline. In December 2008, a gasoline hydrotreater was commissioned at our Utah refinery to satisfy the requirements of the regulations. We spent $50 million in 2008 to complete the project. Our refineries will not require any additional capital spending to meet the low sulfur gasoline standards.

In May 2004, the EPA issued a rule regarding the sulfur content of non-road diesel fuel. The requirements to reduce non-road diesel sulfur content will become effective in phases through 2012. At our North Dakota refinery, we expect to spend $9 million in 2009 to meet the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the diesel fuel standards.

In February 2007, the EPA issued regulations for the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $270 million to $340 million through 2011 to meet the regulations at five of our refineries. These cost estimates are subject to further review and analysis. During 2008, we spent $13 million to meet this regulation. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the benzene reduction standards.

During the fourth quarter of 2005, we received approval by the Hearing Board for the Bay Area Air Quality Management District to modify our existing fluid coker unit to a delayed coker at our Golden Eagle refinery which is designed to lower emissions while also enhancing the refinery’s capabilities in terms of crude oil flexibility, reliability, lengthening turnaround cycles and lowering maintenance costs. We negotiated the terms and conditions of the Second Conditional Abatement Order with the District in response to the January 2005 mechanical failure of the fluid coker boiler at the Golden Eagle refinery. The coker became fully operational during the 2008 second quarter. We spent $602 million from inception of the project, $103 million of which was spent in 2008.

Regulations issued by California’s South Coast Air Quality Management District (the “District”) require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. We plan to meet this requirement by replacing less efficient power cogeneration units and steam boilers with more efficient equipment. The District has determined that it cannot issue a permit for this replacement project until it revises its regulation (and, in fact, has implemented a temporary ban on a broad class of air permits). We are evaluating other alternatives to meet the reduction requirements during the short term pending the completion of the equipment replacement project. During 2008, we spent $48 million and we expect to spend an additional $250 million to $325 million beginning in 2009 for the equipment replacement and short-term alternative projects. In 2009, we expect to spend approximately $56 million for design and procurement for the equipment replacement and to evaluate the short-term alternative projects.

Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. We spent $5 million in 2008 and expect to spend an additional $60 million to $80 million through 2014 to complete the project. In 2008, we also installed new flare gas recovery compressors designed to meet flaring requirements of the South Coast Air Quality Management District. The new compressors were commissioned in December 2008. We spent $34 million in 2008 to install the flare gas recovery compressors.

We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by rerouting these emergency relief systems. We believe that this plan will provide safer operating conditions for our employees and will address environmental regulatory issues related to monitoring potential air emissions from components connected to the blowdown towers. We spent $53 million in 2008 and expect to spend an additional $52 million through 2011. Our other refineries do not have emergency relief systems routed to atmospheric blowdown towers.

We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems and upgrading piping within the refinery through 2013. During 2008, we spent $18 million and expect to spend an additional $90 million through 2013. We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These project alternatives could cost between $50 million and $200 million between 2009 and 2015. The timing of these projects is subject to negotiations with the appropriate regulatory agency.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro assumed the seller’s obligations and liabilities under a consent decree among the United States, BP Exploration and Oil Co. (“BP”), Amoco Oil Company and Atlantic Richfield Company. BP entered into this consent decree for both the North Dakota and Utah refineries for various alleged violations. As the owner of these refineries, Tesoro is required to address issues to reduce air emissions. Based upon our current plans, we spent $5 million in 2008 and expect to spend an additional $27 million through 2010 to comply with this consent decree. We also agreed to indemnify the sellers for all losses of any kind incurred in connection with the consent decree.

California Air Resources Board regulations require the installation of enhanced vapor recovery and in-station diagnostic systems at all California gasoline retail stations by April 2009. The enhanced vapor recovery systems control and contain gasoline vapor emissions during motor vehicle fueling. We spent $12 million during 2008 and expect to spend an additional $11 million in 2009 to satisfy the requirements of these regulations.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things, modified the industry requirements for the Renewable Fuel Standard (“RFS”). This standard requires the total volume of renewable transportation fuels (including ethanol and biodiesel) sold or introduced in the U.S. to be 11.1 billion gallons in 2009 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and refining and marketing industries and may require additional expenditures by us to accommodate increased ethanol use.

In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels to 20 parts per million and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $1 million through 2010 to meet the requirements.

The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.

Pension Funding

For all eligible employees, we provide a qualified defined benefit retirement plan with benefits based on years of service and compensation. Our long-term expected return on plan assets is 8.5%, and our funded employee pension plan assets experienced a loss of $94 million in 2008 and a gain of $24 million in 2007. Based on a 6.28% discount rate and fair values of plan assets as of December 31, 2008, the fair values of the assets in our funded employee pension plan were equal to approximately 56% of the projected benefit obligation as of the end of 2008. At January 1, 2008 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 119%. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2008, we voluntarily contributed $18 million to improve the funded status of the plan. We currently plan to contribute approximately $25 million in 2009. Future contributions are affected by returns on plan assets, employee demographics and other factors. See Note L in our consolidated financial statements in Item 8 for further discussion.

Claims Against Third-Parties

In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we were entitled to receive refunds, including interest. In accordance with the ruling, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees. The $45 million refund is included as “Other income” in our statement of consolidated operations.

In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the rate of $1.96 to the Valdez Marine Terminal. The rate decrease has been in effect since June 2003. In June 2008, the Alaska Supreme Court upheld the $1.96 rate for the years 2001 through 2003. We were awarded refunds in June and July 2008 including interest totaling $5 million, net of contingent legal fees, for the period 2001 through June 2003. The rates paid from mid-June 2003 through June 2008 were also upheld. The $5 million refund is included as “Other income” in our statement of consolidated operations.

In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered those interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have sought rehearing and appealed the FERC order. We cannot give assurances of whether they will ultimately prevail in any such rehearing or appeal. However, should the TAPS Carriers prevail, the result will not have a material impact on our operations or financial results in future reporting periods but could affect our future costs in the ordinary course of business.

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

Receivables — Our trade receivables are stated at their invoiced amounts, less an allowance for potentially uncollectible amounts. We monitor the credit and payment experience of our customers and manage our loss exposure through our credit policies and procedures. The estimated allowance for doubtful accounts is based on our general loss experience and identified loss exposures on individual accounts. During 2008, we wrote-off a $91 million receivable for which collection was deemed unlikely. With the exception of this write-off, actual losses in our historical results of operations have not been significant. Actual losses could vary from estimates, as global economic conditions and the related credit environment could change.

Inventory — Our inventories are stated at the lower of cost or market. We primarily use the LIFO method to determine the cost of our crude oil and refined product inventories. The LIFO cost of these inventories is usually much less than current market value, however, a significant decline in market values of crude oil and refined products could impair the carrying values of these inventories. We had 24 million barrels of crude oil and refined product inventories at December 31, 2008 with an average cost of approximately $29 per barrel on a LIFO basis. If crude oil and refined product prices decline below the average cost, then we would be required to write down the value of our inventories in future periods. The use of LIFO may also result in increases or decreases to costs of sales in years when inventory volumes decline and result in costs of sales associated with inventory layers established in prior periods. During 2008, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in costs of sales of $138 million.

Property, Plant and Equipment and Acquired Intangibles — We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, global economic conditions impacting the demand for these assets, and regulatory or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate these assets for potential impairment when an asset disposition is probable or by identifying whether indicators of impairment exist (for example, operating losses) and, if so, assessing whether the asset values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss, if any, to be recorded is equal to the amount by which the asset’s carrying value exceeds its fair value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future undiscounted cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates.

Goodwill — As of December 31, 2008 and 2007, we had goodwill of $89 million and $92 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows and a market approach using recent sales transactions and current stock prices to determine the estimated fair value of our reporting units. The impairment test is susceptible to change from period to period as it requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures, growth rates and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Changes in market conditions could result in impairment charges in the future. During 2008, we wrote-off goodwill of $3 million associated with our retail segment in connection with our annual assessment based upon forecasted discounted cash flows.

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

Environmental Liabilities — At December 31, 2008 and 2007, our total environmental liabilities included in accrued liabilities and other liabilities were $123 million and $90 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Generally, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties. Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our total environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. Our estimated liabilities are not discounted to present value.

Income Taxes — As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets. Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have recorded a valuation allowance of $9 million on certain state credit carryforwards as of December 31, 2008. In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish an additional valuation allowance. Beginning January 1, 2007 with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” we recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $71 million and $67 at December 31, 2008 and 2007, respectively.

Asset Retirement Obligations — Our asset retirement obligations totaled $35 million and $82 million at December 31, 2008 and 2007, respectively. We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows using third-party estimates or historical data to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including, among other things, projected cash flows, inflation, a credit-adjusted risk-free rate, the settlement dates or a range of potential settlement dates and the probabilities associated with settlement. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates. Our estimates are subject to change due to potential changes in laws, regulations or interpretations, additional information related to the extent and nature of the retirement and technological improvements associated with the retirement activities. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipelines and certain terminals and retail stations, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must also assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with the determination of these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status and a liability for our plans underfunded status. The funded status represents the difference between the fair value of our plans assets and its projected benefit obligations. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to rates of high quality corporate bonds that mature in a pattern similar to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2008 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Expected Rate of Return
Effect on net periodic pension expense	$(2.9)	$3.0
Discount Rate
Effect on net periodic pension expense	$(4.0)	$4.4
Effect on projected benefit obligation	$(34.7)	$40.6

See Note L in our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and other certain stock-based awards using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The assumptions used in the Black-Scholes option-pricing model require estimates of the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term and the number of awards that will be forfeited prior to the completion of their vesting requirements. Changes in our assumptions may impact the expenses related to our stock-based awards. The estimated fair value of our stock appreciation rights and phantom stock are revalued at the end of each reporting period, and changes in our assumptions may impact our liabilities and expenses associated with these awards.

New Accounting Standards and Disclosures

See Note A in our consolidated financial statements in Item 8.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date the statements were made.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect.

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	changes in global economic conditions and the effects of the global economic downturn on our business and the business of our suppliers, customers, business partners and credit lenders;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.

Many of these factors, as well as other factors, are described in greater detail in “Competition and Other” on page 11 and “Risk Factors” on page 17. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

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

Commodity Price Risks

Our earnings and cash flows from operations depend on the margin relative to fixed and variable expenses (including the costs of crude oil and other feedstocks) and the margin relative to those expenses at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the global supply and demand for crude oil, gasoline and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate in different directions based on global market conditions. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. In addition, the majority of our crude oil supply contracts are short-term agreements priced at market. Our financial results can be affected significantly by price level changes during the period between purchasing refinery feedstocks and selling the manufactured refined products from such feedstocks. We also purchase refined products manufactured by others for resale to our customers. Our financial results can be affected significantly by price level changes during the periods between purchasing and selling such refined products. Assuming all other factors remained constant, a $1.00 per barrel change in average gross refining margins, based on our 2008 average throughput of 595 Mbpd, would change annualized pretax operating income by approximately $217 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 24 million barrels and 29 million barrels at December 31, 2008 and 2007, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2008 was approximately $29 per barrel on a LIFO basis, compared to market prices of approximately $49 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory.

We periodically enter into non-trading derivative arrangements primarily to manage exposure to price risks associated with the purchase and/or sale of crude oil and finished products involving inventories above our target levels. These derivative instruments typically involve exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. Historically, we hedged less than 20% of our crude oil and products operating volumes. The crude oil hedges have primarily covered price risks of foreign crudes supplied to our Hawaii and Golden Eagle refineries. A smaller percentage of the hedges covered West Coast intermediate and finished products. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to day of processing product margin. These closed positions did not have a further significant impact on earnings.

We mark to market our derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in “Prepayments and other” or “Accrued liabilities” in the consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during 2008. Accordingly, no change in the value of the related underlying physical asset is recorded.

Net earnings during 2008 and 2007 included net losses of $106 million and $61 million, respectively, on our derivative positions comprised of the following (in millions):

	2008		2007
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)

Unrealized gain or loss carried on open positions from prior year	21	$39	10	$(12)
Settled derivative positions	525	(163)	466	(10)
Unrealized gain or loss on open positions	1	18	21	(39)

Net loss		$(106)		$(61)

Our open positions at December 31, 2008 will expire at various times primarily during 2009. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open net positions of 1 million barrels at December 31, 2008, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, would change the fair value of our derivative instruments and pretax operating income by $1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheet of Tesoro Corporation as of December 31, 2008, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Antonio, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheet of Tesoro Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tesoro Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DELOITTE & TOUCHE LLP

San Antonio, Texas
February 28, 2008 (October 21, 2008, as to Note Q)

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In millions except per share amounts)

REVENUES(a)	$28,309	$21,915	$18,104
COSTS AND EXPENSES:
Costs of sales and operating expenses(a)	27,070	20,308	16,314
Selling, general and administrative expenses	325	263	176
Depreciation and amortization	401	357	247
Loss on asset disposals and impairments	42	20	50

OPERATING INCOME	471	967	1,317
Interest and financing costs	(111)	(91)	(77)
Interest income	7	33	41
Foreign currency exchange gain (loss)	12	(4)	—
Other income	50	—	5

EARNINGS BEFORE INCOME TAXES	429	905	1,286
Income tax provision	151	339	485

NET EARNINGS	$278	$566	$801

NET EARNINGS PER SHARE:
Basic	$2.03	$4.17	$5.89
Diluted	$2.00	$4.06	$5.73
WEIGHTED AVERAGE COMMON SHARES:
Basic	136.8	135.7	136.0
Diluted	139.2	139.5	139.8
DIVIDENDS PER SHARE	$0.40	$0.35	$0.20
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$278	$240	$102

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in millions except per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20	$23
Receivables, less allowance for doubtful accounts	738	1,243
Inventories	787	1,200
Prepayments and other	101	134

Total Current Assets	1,646	2,600

PROPERTY, PLANT AND EQUIPMENT
Refining	5,468	5,021
Retail	599	642
Corporate and other	198	193

	6,265	5,856
Less accumulated depreciation and amortization	(1,184)	(1,076)

Net Property, Plant and Equipment	5,081	4,780

OTHER NONCURRENT ASSETS
Goodwill	89	92
Acquired intangibles, net	269	290
Other, net	348	366

Total Other Noncurrent Assets	706	748

Total Assets	$7,433	$8,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,027	$2,004
Accrued liabilities	412	488
Current maturities of debt	2	2

Total Current Liabilities	1,441	2,494

DEFERRED INCOME TAXES	416	388
OTHER LIABILITIES	749	537
DEBT	1,609	1,657
COMMITMENTS AND CONTINGENCIES (Note M) STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 145,755,260 shares issued (144,505,356 in 2007)	24	24
Additional paid-in capital	916	876
Retained earnings	2,616	2,393
Treasury stock, 7,380,182 common shares (7,460,518 in 2007), at cost	(147)	(151)
Accumulated other comprehensive loss	(191)	(90)

Total Stockholders’ Equity	3,218	3,052

Total Liabilities and Stockholders’ Equity	$7,433	$8,128

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY

		Stockholders’ Equity
								Accumulated
				Additional				Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Loss
	(In millions)

AT JANUARY 1, 2006		141.7	$24	$782	$1,102	(3.1)	$(19)	$(2)
Net earnings	801	—	—	—	801	—	—	—
Cash dividends	—	—	—	—	(27)	—	—	—
Repurchases of common stock	—	—	—	—	—	(4.8)	(151)	—
Shares issued for stock options and benefit plans	—	1.6	—	26	—	0.3	11	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	17	—	—	—	—
Restricted stock grants and amortization	—	0.1	—	4	—	—	—	—
Other comprehensive loss:
Adjustment to initially apply FASB Statement No. 158 (net of related tax benefit of $42)	—	—	—	—	—	—	—	(66)

Total Comprehensive Income	$801

AT DECEMBER 31, 2006		143.4	$24	$829	$1,876	(7.6)	$(159)	$(68)
Net earnings	566	—	—	—	566	—	—	—
Cash dividends	—	—	—	—	(48)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(4)	—
Shares issued for stock options and benefit plans	—	1.0	—	32	—	0.2	12	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	10	—	—	—	—
								—
Restricted stock grants and amortization	—	0.1	—	5	—	—	—	—
Adoption of FASB Interpretation No. 48	—	—	—	—	(1)	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $14)	(22)	—	—	—	—	—	—	(22)

Total Comprehensive Income	$544

AT DECEMBER 31, 2007		144.5	$24	$876	$2,393	(7.5)	$(151)	$(90)
Net earnings	278	—	—	—	278	—	—	—
Cash dividends	—	—	—	—	(55)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.2)	(5)	—
Shares issued for stock options and benefit plans	—	0.7	—	25	—	0.3	9	—
Excess tax benefits from stock-based compensation arrangements	—	—	—	3	—	—	—	—
Restricted stock grants and amortization	—	0.6	—	12	—	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $65)	(101)	—	—	—	—	—	—	(101)

Total Comprehensive Income	$177

AT DECEMBER 31, 2008		145.8	$24	$916	$2,616	(7.4)	$(147)	$(191)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$278	$566	$801
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	401	357	247
Provision for bad debts	95	2	2
Amortization of debt issuance costs and discounts	11	12	15
Loss on asset disposals and impairments	42	20	50
Stock-based compensation	14	53	22
Deferred income taxes	89	(1)	105
Excess tax benefits from stock-based compensation arrangements	(3)	(10)	(17)
Other changes in non-current assets and liabilities	(64)	(76)	(110)
Changes in current assets and current liabilities:
Receivables	410	(362)	(145)
Inventories	413	(50)	81
Prepayments and other	28	(34)	(4)
Accounts payable and accrued liabilities	(998)	845	92

Net cash from operating activities	716	1,322	1,139

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(650)	(747)	(436)
Acquisitions	—	(2,105)	—
Proceeds from asset sales	40	14	6

Net cash used in investing activities	(610)	(2,838)	(430)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	5,658	1,060	—
Repayments on revolving credit agreement	(5,712)	(940)	—
Proceeds from debt offerings, net of issuance costs of $6	—	494	—
Borrowings under term loan	—	700	—
Repayments of debt	(2)	(216)	(12)
Debt refinanced	—	(500)	—
Repurchases of common stock	(5)	(4)	(151)
Dividend payments	(55)	(48)	(27)
Proceeds from stock options exercised	5	9	12
Excess tax benefits from stock-based compensation arrangements	3	10	17
Financing costs and other	(1)	(12)	(2)

Net cash from (used in) financing activities	(109)	553	(163)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	(963)	546
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23	986	440

CASH AND CASH EQUIVALENTS, END OF YEAR	$20	$23	$986

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$84	$70	$50
Income taxes paid, net of refunds	$45	$329	$356
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$70	$101	$59

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968 and is an independent refiner and marketer of petroleum products. We own and operate seven petroleum refineries in the western and mid-continental United States with a combined crude oil throughput capacity of 665 thousand barrels per day (“Mbpd”), and we sell refined products to a wide variety of customers. We market refined products to wholesale and retail customers, as well as commercial end-users. Our retail business includes a network of 389 branded stations primarily operated by Tesoro under the Tesoro®, Mirastar®, Shell® and USA Gasolinetm brands and 490 branded stations operated by independent dealers.

Tesoro’s earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products have fluctuated substantially in our markets. Our operating results have been significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things, changes in the global economy and the level of foreign and domestic production of crude oil and refined products, geo-political conditions, threatened or actual terrorist incidents or acts of war, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations and local factors, including market conditions and the level of operations of other suppliers in our markets. As a result of these factors, margin fluctuations during any reporting period can have a significant impact on our results of operations, cash flows, liquidity and financial position.

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

Receivables

Tesoro’s receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. Credit is extended based on evaluation of the customer’s financial condition and in certain

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, collateral, such as letters of credit or guarantees, are required. Reserve for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value because of the short maturities of these instruments. The carrying amounts of Tesoro’s debt and other obligations may vary from our estimates of the fair value of such items. We estimate that the fair market value of our senior notes at December 31, 2008, was approximately $246 million less than its total book value of $1.4 billion.

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

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. The useful lives range from 6 to 28 years for refineries, 10 to 25 years for terminals, 5 to 16 years for retail stations, 6 to 22 years for transportation assets and 3 to 25 years for corporate assets. We record property under capital leases at the lower of the present value of minimum lease payments using Tesoro’s incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate property under capital leases over the lesser of the term of each lease or the economic life of the asset. Leasehold improvements are depreciated over the lesser of the lease term or the economic life of the asset.

We capitalize interest and labor as part of the cost of major projects during the construction period. Capitalized interest totaled $27 million, $30 million and $11 million during 2008, 2007 and 2006, respectively and is recorded as a reduction to “Interest and financing costs” in the statements of consolidated operations.

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

We cannot currently estimate the fair value for certain retirement obligations primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. Such obligations will be recognized in the period in which sufficient information exists to determine a reasonable estimate. These retirement obligations primarily include (i) hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts and sealed insulation material containing asbestos), site restoration, removal or dismantlement requirements associated with the closure of our refining and terminal facilities or pipelines, (ii) hazardous materials disposal and other removal requirements associated with the demolition or removal of certain major processing

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units, buildings, tanks, pipelines or other equipment and (iii) removal of underground storage tanks at our owned retail stations at or near the time of closure. We believe that these assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates based on the following: (i) there are no plans or expectations of plans to retire or dispose of these core assets; (ii) we plan on extending these core assets’ estimated economic lives through scheduled maintenance projects at our refineries and other normal repair and maintenance and by continuing to make improvements based on technological advances; (iii) we have rarely or never retired similar assets in the past; and (iv) industry practice for similar assets has historically been to extend the economic lives through regular repair and maintenance and implementation of technological advances. Also, we have not historically incurred significant retirement obligations for hazardous materials disposal or other removal costs associated with asset retirements or replacements during scheduled maintenance projects.

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities, as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by applicable governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value.

Goodwill and Acquired Intangibles

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Goodwill acquired in a business combination is not amortized. We review goodwill for impairment annually or more frequently, if events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Acquired intangibles consist primarily of air emissions credits, customer agreements and contracts, the USA Gasoline trade name, and software, which we recorded at fair value as of the date acquired. We amortize acquired intangibles on a straight-line basis over estimated useful lives of 2 to 31 years, and we include the amortization in “Depreciation and amortization”.

Other Assets

We defer turnaround and certain catalyst costs and amortize the costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 6 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Certain catalysts are used in refinery processing units for periods exceeding one year. Amortization for these deferred costs, which is included in “Depreciation and amortization”, amounted to $127 million, $111 million and $64 million in 2008, 2007 and 2006, respectively.

We defer debt issuance costs related to our credit agreement and senior notes and amortize the costs over the estimated terms of each instrument. We include the amortization in “Interest and financing costs” in our statements of consolidated operations. We evaluate the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets, including acquired intangible assets for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. We record an impairment loss if the undiscounted cash flows estimated to be generated by those assets is less than the carrying amount of those assets. Factors that indicate potential impairment include a

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant decrease in the market value of a long-lived asset, operating or cash flow losses associated with the use of the asset and a significant change in the long-lived asset’s physical condition.

Revenue Recognition

We recognize revenues from petroleum product sales upon delivery to customers, which is the point at which title is transferred, and when payment has either been received or collection is reasonably assured. We include certain crude oil and refined product purchases and resales used for trading purposes in revenues on a net basis. Nonmonetary crude oil and refined product exchange transactions, which are entered into primarily to optimize our refinery supply requirements, are included in “Costs of sales and operating expenses” on a net basis. We enter into a limited number of refined product sale and purchase transactions with the same counterparty that have been entered into in contemplation with one another. We record these transactions for new arrangements or modifications of existing arrangements on a net basis in “Costs of sales and operating expenses” as required by Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which we adopted on January 1, 2006.

We include transportation fees charged to customers in “Revenues”, and we include the related costs in “Costs of sales and operating expenses” in our statements of consolidated operations. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both “Revenues” and “Costs of sales and operating expenses”. These taxes, primarily related to sales of gasoline and diesel fuel, totaled $278 million, $240 million and $102 million in 2008, 2007 and 2006, respectively.

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if it is more likely than not that those items will either expire before we are able to realize their benefit or their future deductibility is uncertain. Beginning January 1, 2007 with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) we recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken or expected to be taken that are not recognized under the pronouncement are recorded as liabilities.

Pension and Other Postretirement Benefits

Effective December 31, 2006, Tesoro adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statement No. 87, 88, 106 and 132R”. SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. No measurement adjustment was required as Tesoro measures the funded status of its defined benefit pension and postretirement plans as of year end. Upon adoption of SFAS No. 158, we recorded an after-tax charge totaling $66 million to “Accumulated other comprehensive loss” of stockholder’s equity at December 31, 2006. See Note L for further information on our pension and other postretirement benefits.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Our stock-based compensation awards include stock options, restricted stock, stock-appreciation rights and phantom stock. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model. The fair value of our restricted stock awards on the date of grant is equal to the fair market price of our common stock. We amortize the fair value of our stock options and restricted stock using the straight-line method. The fair value of our stock appreciation rights and phantom stock is estimated at the end of each reporting period and is recorded as a liability in our consolidated balance sheets.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Tesoro periodically enters into non-trading derivative arrangements primarily to manage exposure to commodity price risks associated with the purchase and/or sale of crude oil and finished products involving inventories above our target levels. These derivative arrangements typically involve exchange-traded futures and over-the-counter swaps, generally with durations of one year or less. We do not hold or issue derivative instruments for trading purposes. We mark to market our non-hedging derivative instruments and recognize the changes in their fair values in earnings. The carrying amounts of our derivatives are recorded at fair value in “Prepayments and other” or “Accrued liabilities” in the consolidated balance sheets. We did not designate or account for any derivative instruments as hedges during 2008, 2007 or 2006.

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rates during the year. Amounts are recorded in “Foreign currency exchange gain (loss)” in our statements of consolidated operations.

New Accounting Standards and Disclosures

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delayed the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, including long-lived assets measured at fair value for an impairment assessment and asset retirement obligations initially measured at fair value, except for items that are recognized or disclosed at fair value on a recurring basis. We adopted the provisions of SFAS No. 157 effective January 1, 2009, which did not have an impact on our financial position or results of operations.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The standard’s provisions for financial assets and financial liabilities which became effective as of January 1, 2008 had no material impact on our financial position or results of operations. At December 31, 2008, our only financial assets and financial liabilities that are measured at fair value on a recurring basis are our derivative instruments. Our derivative instruments consist primarily of exchange traded futures and swaps. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in Level 1 of the fair value hierarchy. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, but since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
in Active
		Markets for	Significant
		Identical	Other	Significant
		Unobservable	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivatives	$20	$23	$(3)	$—
Liabilities:
Derivatives	$(2)	$—	$(2)	$—

Certain of our derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Interpretation (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including the related cash collateral.

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” This standard changes the annual and interim disclosure requirements for derivative instruments and hedging activities. An entity with derivative instruments is required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard was effective beginning January 1, 2009. The standard will not have an impact on our financial position or results of operations.

FASB Staff Position No. 132 (R) – 1

In December 2008, the FASB issued FSP No. 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which amends SFAS No. 132 to require disclosure of the level within the fair value hierarchy (i.e. level 1, level 2 and level 3) in which each major category of plan assets falls using the guidance in SFAS No. 157. The standard also requires disclosure of the fair value of major categories of plan assets, the nature and amount of any concentrations of risk within categories of plan assets and the valuation techniques and inputs used to develop fair value measurements of plan assets. The provisions of the standard are effective as of December 31, 2009 for Tesoro. Adoption of the standard is not expected to have an impact on our financial position or results of operations.

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

	2008	2007	2006

Basic:
Net earnings	$278	$566	$801

Weighted average common shares outstanding	136.8	135.7	136.0

Basic Earnings Per Share	$2.03	$4.17	$5.89

Diluted:
Net earnings	$278	$566	$801

Weighted average common shares outstanding	136.8	135.7	136.0
Dilutive effect of stock options and unvested restricted stock	2.4	3.8	3.8

Total diluted shares	139.2	139.5	139.8

Diluted Earnings Per Share	$2.00	$4.06	$5.73

NOTE C —	ACQUISITIONS

Los Angeles Assets

On May 10, 2007 we acquired a 97 Mbpd refinery and a 42 Mbpd refined products terminal located south of Los Angeles, California along with a network of 276 Shell® branded retail stations (128 are company-operated) located throughout Southern California (collectively, the “Los Angeles Assets”) from Shell Oil Products U.S. (“Shell”). The purchase price for the Los Angeles Assets was $1.82 billion (which includes $257 million for petroleum inventories and direct costs of $16 million). The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The accompanying financial statements include the results of operations of the Los Angeles Assets since the date of acquisition in May 2007.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Petroleum Retail Stations

On May 1, 2007, we acquired 138 retail stations located primarily in California from USA Petroleum (the “USA Petroleum Assets”). The purchase price of the assets and the USA Gasolinetm brand name was paid in cash totaling $286 million (including inventories of $15 million and direct costs of $3 million). The purchase price was allocated based upon fair market values at the date of acquisition. The accompanying financial statements include the results of operations of the USA Petroleum Assets since the date of acquisition in May 2007.

NOTE D —	RECEIVABLES

Concentrations of credit risk with respect to accounts receivable are influenced by the large number of customers comprising our customer base and their dispersion across various industry groups and geographic areas of operations. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral arrangements. During 2008, we incurred a $91 million charge to write-off a receivable for which collection was deemed unlikely.

Receivables at December 31, 2008 and 2007 consisted of the following (in millions):

	2008	2007

Trade receivables	$675	$1,213
Tax receivables	60	33
Other receivables	11	4
Allowance for doubtful accounts	(8)	(7)

Total receivables, net	$738	$1,243

The changes in the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 associated with our trade receivables consisted of the following (in millions):

	2008	2007	2006

Balance at beginning of year	$7	$6	$5
Increase in allowance charged to expense	2	2	2
Accounts charged against the allowance, net of recoveries	(1)	(1)	(1)

Balance at end of year	$8	$7	$6

NOTE E —	INVENTORIES

Components of inventories at December 31, 2008 and 2007 were (in millions):

	2008	2007

Crude oil and refined products	$680	$1,107
Oxygenates and by-products	22	17
Merchandise	13	15
Materials and supplies	72	61

Total Inventories	$787	$1,200

Crude oil and refined products inventories valued at LIFO cost were less than replacement cost by approximately $405 million and $1.4 billion, at December 31, 2008 and 2007, respectively. During 2008, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in costs of sales of $138 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill is not amortized but tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. Goodwill in our refining segment totaled $84 million at both December 31, 2008 and 2007, respectively. In our retail segment, goodwill totaled $5 million and $8 million at December 31, 2008 and 2007, respectively. During 2008, we wrote-off goodwill of $3 million associated with our retail segment in connection with our annual assessment based upon forecasted discounted cash flows.

All of our acquired intangible assets are subject to amortization. Amortization expense of acquired intangible assets amounted to $21 million, $16 million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our estimated amortization expense for each of the following five years is: 2009 — $22 million; 2010 — $18 million; 2011 — $19 million; 2012— $13 million; and 2013 — $12 million.

The following table provides the gross carrying amount and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Air emissions credits	$211	$33	$178	$211	$24	$187
Customer agreements and contracts	50	28	22	50	25	25
USA Gasoline tradename	35	3	32	35	1	34
Software	20	9	11	20	4	16
Refinery permits and plans	17	5	12	17	4	13
Favorable leases	12	1	11	12	—	12
Other intangibles	6	3	3	6	3	3

Total	$351	$82	$269	$351	$61	$290

NOTE G —	OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2008 and 2007 consisted of (in millions):

	2008	2007

Deferred maintenance costs, including refinery turnarounds, net of amortization	$287	$310
Debt issuance costs, net of amortization	22	26
Notes receivable	10	2
Other assets, net of amortization	29	28

Total Other Assets	$348	$366

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	ACCRUED LIABILITIES

Our current accrued liabilities and noncurrent other liabilities at December 31, 2008 and 2007 included (in millions):

	2008	2007

Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$156	$205
Employee costs	63	108
Environmental liabilities	53	38
Liability for unrecognized tax benefits, including interest and penalties	35	12
Income taxes payable	2	—
Interest	14	14
Casualty insurance payable	10	9
Asset retirement obligations	8	36
Pension and other postretirement benefits	10	8
Deferred income tax liability	—	2
Other	61	56

Total Accrued Liabilities — Current	$412	$488

Other Liabilities — Noncurrent:
Pension and other postretirement benefits	$570	$348
Environmental liabilities	70	52
Liability for unrecognized tax benefits, including interest and penalties	36	55
Asset retirement obligations	27	46
Other	46	36

Total Other Liabilities — Noncurrent	$749	$537

NOTE I —	DEBT

At December 31, 2008 and 2007, debt consisted of (in millions):

	2008	2007

Credit Agreement — Revolving Credit Facility	$66	$120
6 1/2% Senior Notes Due 2017	500	500
6 1/4% Senior Notes Due 2012	450	450
6 5/8% Senior Notes Due 2015	450	450
Junior subordinated notes due 2012 (net of unamortized discount of $32 in 2008 and $38 in 2007)	118	112
Capital lease obligations and other	27	27

Total debt	1,611	1,659
Less current maturities	2	2

Debt, less current maturities	$1,609	$1,657

The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2008 were: 2009 — $2 million; 2010 — $3 million; 2011 — $1 million; 2012 — $667 million; and 2013 — $2 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note N for information related to limits imposed by our debt agreements on restricted payments (as defined in our debt agreements) which include cash dividends, stock repurchases or voluntary prepayments of subordinated debt.

Credit Agreement — Revolving Credit Facility

At December 31, 2008, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $620 million (based upon an Alaska North Slope crude oil price of $46 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The total capacity was increased by $110 million in May 2008 and can be further increased up to a total capacity of $1.95 billion. As of December 31, 2008, we had $66 million in borrowings and $303 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $251 million or 40% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at December 31, 2008) or a Eurodollar rate (0.436% at December 31, 2008) plus an applicable margin. The applicable margin at December 31, 2008 was 0.875% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (0.875% at December 31, 2008). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of December 31, 2008. Our credit agreement expires in May 2012.

Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of our total credit agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Lehman CPI will not participate in any future requests for funding and it is not certain whether another lender might assume its commitment. Our total capacity of $1.81 billion at December 31, 2008 reflects this commitment reduction.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain specified levels of tangible net worth. For the year ended December 31, 2008, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. In February 2008, we amended our credit agreement to allow up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

Letter of Credit Agreements

The credit agreement allows us to issue letters of credit up to $500 million under separate letter of credit agreements for the purchase of foreign crude oil. At December 31, 2008, our letters of credit capacity under three agreements totaled $500 million, of which $304 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

6 1/2% Senior Notes Due 2017

In May 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 2017. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 2012 at premiums of 3.25% through May 2013; 2.17% from June 2013 through May 2014; 1.08% from June 2014 through May 2015; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if either Standard and Poor’s or Moody’s

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our active domestic subsidiaries.

6 1/4% Senior Notes Due 2012

In November 2005, we issued $450 million aggregate principal amount of 6 1/4% senior notes due November 2012. The notes have a seven-year maturity with no sinking fund requirements and are not callable. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

6 5/8% Senior Notes Due 2015

In November 2005, we issued $450 million aggregate principal amount of 6 5/8% senior notes due November 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 2010 at premiums of 3.3% through October 2011, 2.2% from November 2011 to October 2012, 1.1% from November 2012 to October 2013, and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

Junior Subordinated Notes Due 2012

In connection with our acquisition of the Golden Eagle refinery, Tesoro issued to the seller two ten-year junior subordinated notes with face amounts totaling $150 million. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which was non-interest bearing through May 2007, and carries a 7.5% interest rate thereafter, and (ii) a $50 million junior subordinated note, due July 2012, which incurred interest at 7.47% from May 2003 through May 2007 and 7.5% thereafter. We initially recorded these two notes at a combined present value of $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.

Capital Lease Obligations

Our capital lease obligations are comprised primarily of 30 retail stations with initial terms of 17 years, with four 5-year renewal options. The combined present value of minimum lease payments related to the leased buildings and equipment totaled $21 million at December 31, 2008. Tesoro also has capital leases for tugs and barges used to transport refined products, over varying terms ending in 2009 and 2010, in which the combined present value of minimum lease payments totaled $3 million at December 31, 2008. At December 31, 2008 and 2007, the total cost of assets under capital leases was $37 million and $39 million, respectively, with accumulated amortization of $19 million for both December 31, 2008 and 2007. We include amortization of the cost of assets under capital leases in “Depreciation and amortization.”

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual lease payments, including interest, as of December 31, 2008 for capital leases were (in millions):

2009	$5
2010	4
2011	3
2012	3
2013	3
Thereafter	21

Total minimum lease payments	39
Less amount representing interest	15

Capital lease obligations	$24

NOTE J —	ASSET RETIREMENT OBLIGATIONS

We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our asset retirement obligations primarily include obligations pertaining to certain lease agreements associated with our retail and terminal operations upon lease termination, a project at our Golden Eagle refinery to retire certain above-ground storage tanks primarily between 2009 and 2011 and asbestos removal associated with the replacement of certain processing equipment. Changes in asset retirement obligations for the years ended December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Balance at beginning of year	$82	$52
Additions to accrual	4	—
Accretion expense	3	3
Additions to accrual resulting from acquisitions	—	19
Settlements	(12)	(1)
Changes in timing and amount of estimated cash flows	(42)	9

Balance at end of year	$35	$82

During 2008, the decrease in asset retirement obligations was primarily due to changes in timing and the amount of estimated cash flows for projects at our Golden Eagle refinery. The remaining estimated costs were adjusted lower based primarily on the actual costs for the projects incurred to date. During 2007, we recorded asset retirement obligations in connection with our acquisitions which included obligations associated with asbestos removal during the replacement of certain processing equipment, pipeline removal and underground storage tank removal at certain leased stations.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	INCOME TAXES

The income tax provision was comprised of (in millions):

	2008	2007	2006

Current:
Federal	$52	$279	$315
State	10	59	65
Deferred:
Federal	79	2	99
State	10	(1)	6

Income Tax Provision	$151	$339	$485

We provide deferred income taxes and benefits for differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2008 and 2007 were (in millions):

	2008	2007

Deferred Tax Assets:
Accrued pension and other postretirement benefits	$222	$131
Asset retirement obligations	14	32
Accrued environmental remediation liabilities	36	14
Other accrued liabilities	48	45
Stock-based compensation	28	23
Other	27	38

Total Deferred Tax Assets	$375	$283
Less: Valuation allowance	(9)	—

Net Deferred Tax Assets	$366	$283

Deferred Tax Liabilities:
Accelerated depreciation and property related items	$(571)	$(434)
Deferred maintenance costs, including refinery turnarounds	(85)	(108)
Amortization of intangible assets	(42)	(45)
Inventory	(45)	(54)
Other	(32)	(27)

Total Deferred Tax Liabilities	$(775)	$(668)

Net Deferred Tax Liabilities	$(409)	$(385)

We have recorded a valuation allowance as of December 31, 2008, due to uncertainties related to our ability to utilize certain state credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2008	2007

Current Assets	$7	$5
Current Liabilities	$—	$2
Noncurrent Liabilities	$416	$388

The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense follows (in millions):

	2008	2007	2006

Income Taxes at U.S. Federal Statutory Rate	$150	$317	$450
Effect of:
State income taxes, net of federal income tax effect	13	36	40
Manufacturing activities deduction	(7)	(18)	(11)
Income tax settlements	(6)	—	—
Other	1	4	6

Income Tax Provision	$151	$339	$485

As of December 31, 2008, we have $11 million of state income tax credits, most of which expire in 2026. We have no regular tax net operating loss carryforwards, but have approximately $800 million of alternative minimum tax net operating loss carryforwards that can be carried forward to 2028.

We account for uncertainties in income taxes in accordance with FIN 48 and are subject to U.S. federal income tax, and income tax in multiple state jurisdictions and a few foreign jurisdictions. Our unrecognized tax benefits totaled $44 million as of December 31, 2008, of which $23 million (net of the tax benefit on state issues) would affect the effective tax rate if recognized. Within the next twelve months we believe it is reasonably possible that we could settle or otherwise conclude as much as $26 million of the liability for uncertain tax positions, primarily regarding state issues related to tax credits and to apportionment of income. At December 31, 2008 and December 31, 2007, we had accrued $27 million and $23 million, respectively, for interest and penalties. During the years ended December 31, 2008 and December 31, 2007, we recognized $3 million and $4 million, respectively, in interest and penalties associated with unrecognized tax benefits. For interest and penalties relating to income taxes we recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the statements of consolidated operations. The federal tax years 2002 to 2003 and 2005 to 2007 remain open to adjustment, and in general the state tax years open to adjustment range from 1994 to 2007. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2007	$44
Increases related to prior year tax positions	5
Decreases related to prior year tax positions	(12)
Increases related to current year tax positions	11
Decreases related to settlements with taxing authorities	(4)

Balance at December 31, 2008	$44

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	BENEFIT PLANS

Pension and Other Postretirement Benefits

Tesoro sponsors the following four defined benefit pension plans: a funded employee retirement plan; an unfunded executive security plan, an unfunded non-employee director retirement plan; and an unfunded restoration retirement plan. Our defined benefit pension plans are described below.

•	The funded employee retirement plan provides benefits to all eligible employees based on years of service and compensation. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2008 and 2007, we voluntarily contributed $18 million and $36 million, respectively, to improve the funded status of the retirement plan. We also plan to contribute $25 million to the retirement plan during 2009. The retirement plan’s assets are primarily comprised of common stock and bond funds.

•	Tesoro’s unfunded executive security plan provides certain executive officers and other key personnel with supplemental death or retirement benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. During both 2008 and 2007, we made payments of $1 million for current retiree obligations under the plan.

•	Tesoro had previously established an unfunded non-employee director retirement plan that provided eligible directors retirement payments upon meeting certain age and other requirements. In 1997, that plan was frozen with accrued benefits of current directors transferred to the board of directors phantom stock plan (see Note O). After the amendment and transfer, only those retired directors or beneficiaries who had begun to receive benefits remained participants in the previous plan.

•	Our unfunded restoration retirement plan, which became effective July 1, 2006, provides for the restoration of retirement benefits to certain executives and other senior employees of Tesoro that are not available due to the limits imposed by the Internal Revenue Code on our funded employee retirement plan.

Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group insurance program at retirement. Tesoro also provides life insurance benefits to qualified retirees. Health care is available to qualified dependents of participating retirees. These benefits are provided through unfunded, defined benefit plans or through contracts with area health-providers on a premium basis. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. We fund our share of the cost of postretirement health care and life insurance benefits on a pay-as-you go basis.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our total pension and other postretirement liability was $580 million and $356 million at December 31, 2008 and 2007, respectively. In 2007, we assumed certain obligations under various pension and other postretirement benefit plans in connection with our acquisition of the Los Angeles Assets and USA Petroleum Assets. Changes in benefit obligations and plan assets and the funded status for our pension plans and other postretirement benefits as of December 31, 2008 and 2007, were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Changes in benefit obligations:
Benefit obligations at beginning of year	$375	$320	$292	$192
Service cost	33	28	17	15
Interest cost	22	20	20	16
Actuarial (gain) loss	29	18	29	35
Business combinations	—	5	—	38
Benefits paid	(26)	(16)	(5)	(4)
Plan amendments	5	—	—	—
Curtailments	(2)	—	—	—
Special termination benefits	1	—	—	—

Benefit obligations at end of year	437	375	353	292

Changes in plan assets:
Fair value of plan assets at beginning of year	311	266	—	—
Actual return on plan assets	(94)	24	—	—
Employer contributions	19	37	5	4
Benefits paid	(26)	(16)	(5)	(4)

Fair value of plan assets at end of year	210	311	—	—

Funded status at end of year	$(227)	$(64)	$(353)	$(292)

The accumulated benefit obligation for our pension plans at December 31, 2008 and 2007 was $330 million and $291 million, respectively. Amounts included in our consolidated balance sheet related to our defined benefit pension and postretirement plans as of December 31, 2008 and 2007 consisted of (in millions):

	2008	2007

Accrued liabilities	$10	$8
Other liabilities	$570	$348

Total amount recognized	$580	$356

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of pension and postretirement benefit expense included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 were (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit expense:
Service cost	$33	$27	$21	$17	$15	$12
Interest cost	22	20	15	20	16	10
Expected return on plan assets	(26)	(22)	(19)	—	—	—
Amortization of prior service cost	4	4	2	1	1	—
Recognized net actuarial loss	6	7	5	2	3	1
Special termination benefits	1	—	—	—	—	—
Curtailments	3	—	—	—	—	—
Recognized curtailment (gain)loss	(1)	—	—	—	—	—

Net periodic benefit expense	$42	$36	$24	$40	$35	$23

Amounts included in “Accumulated other comprehensive loss” before income taxes at December 31, 2008 and 2007 for our defined benefit pension and postretirement plans are presented below (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits		Total
	2008	2007	2008	2007	2008	2007

Net loss	$220	$77	$71	$45	$291	$122
Prior service cost	15	18	7	7	22	25

Total	$235	$95	$78	$52	$313	$147

The following table summarizes the pretax change in accumulated other comprehensive income for the year ended December 31, 2008 and 2007 related to our pension and postretirement plans (in millions):

	2008		2007
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Accumulated other comprehensive loss at beginning of year	$95	$52	$90	$21
Prior service cost recognized into income during the year	(7)	(1)	(4)	(1)
Net losses recognized into income during the year	(6)	(3)	(6)	(3)
Net loss during the year	148	30	15	35
Prior service cost occurring during the year	5	—	—	—

Accumulated other comprehensive loss at end of year	$235	$78	$95	$52

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in “Accumulated other comprehensive loss” before income taxes as of December 31, 2008 that are expected to be recognized as components of net periodic benefit cost in 2009 for our defined benefit pension and postretirement plans were as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits	Total

Net loss	$14	$3	$17
Prior service cost	3	1	4

Total	$17	$4	$21

Significant assumptions included in estimating Tesoro’s pension and other postretirement benefits obligations were:

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Projected Benefit Obligation:
Assumed weighted average % as of December 31:
Discount rate(a)	6.28	6.10	6.00	6.14	6.40	6.00
Rate of compensation increase	4.57	3.81	3.72	—	—	—
Net Periodic Pension Cost:
Assumed weighted average % as of December 31:
Discount rate(a)	6.10	6.00	5.52	6.40	6.00	5.50
Rate of compensation increase	4.11	3.95	3.61	—	—	—
Expected return on plan assets(b)	8.50	8.50	8.50	—	—	—

(a)	We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans.

(b)	The expected return on plan assets reflects the weighted-average of the expected long term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2008	2007

Health care cost trend rate assumed for next year	9.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care and life insurance plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$7	$(5)
Effect on postretirement benefit obligations	$54	$(44)

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plans follow an investment return approach in which investments are allocated to broad investment categories, including equities, debt and real estate, to maximize the long-term return of the plan assets at a prudent level of risk. The 2008 target allocations for the pension plan assets were 68% equity securities (with sub-category allocation targets), 26% debt securities and 6% real estate. Our other postretirement benefit plans contained no assets at December 31, 2008 and 2007. The weighted-average asset allocations in our pension plans at December 31, 2008 and 2007 were:

	Plan Assets at
	December 31,
Asset Category	2008	2007

Equity Securities	67%	68%
Debt Securities	24	26
Real Estate	9	6

Total	100%	100%

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2009	$30	$8
2010	38	10
2011	54	12
2012	46	15
2013	42	17
2014-2018	263	116

Thrift Plan

Tesoro sponsors an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Tesoro matches 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in Tesoro’s common stock. The maximum matching contribution is 6% for employees covered by collective bargaining agreement at the Golden Eagle refinery. Participants with the exception of executive officers are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions to the thrift plan amounted to $24 million, $20 million and $16 million during 2008, 2007 and 2006, respectively, of which $9 million, $12 million and $11 million consisted of treasury stock reissuances in 2008, 2007 and 2006, respectively.

The unfunded executive deferred compensation plan, which became effective January 1, 2007, provides to certain executives and other employees the ability to defer compensation and receive a matching contribution by Tesoro that is not available under the employee thrift plan due to salary deferral limits imposed by the Internal Revenue Code.

Retail Savings Plan

Tesoro sponsors a savings plan, in lieu of the thrift plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, Tesoro also

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributes an employer match contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Participants are eligible to transfer out of Tesoro’s common stock at any time, on an unlimited basis. Tesoro’s contributions amounted to $0.6 million, $0.5 million, and $0.4 million in 2008, 2007 and 2006, respectively, of which $0.1 million consisted of treasury stock reissuances for each of the years in 2008, 2007 and 2006.

NOTE M —	COMMITMENTS AND CONTINGENCIES

Operating Leases

Tesoro has various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters and equipment and other facilities used in the storage, transportation, production and sale of crude oil feedstocks and refined products. In general, these leases have remaining primary terms up to 10 years and typically contain multiple renewal options. Total rental expense for all operating leases, excluding marine charters, amounted to $83 million in 2008, $64 million in 2007 and $45 million in 2006. Total marine charter expense for our time charters was $154 million in 2008, $161 million in 2007 and $148 million in 2006. See Note I for information related to capital leases.

The majority of our future lease payments relate to marine transportation and retail station leases. As of December 31, 2008, we term-chartered four U.S.-flagged ships and seven foreign-flagged ships, used to transport crude oil and refined products. Our term charters expire between 2009 and 2013. Most of our time charters contain terms of three to eight years generally with renewal options and escalation clauses. We have also entered into term-charters for four U.S.-flag tankers to be built and delivered between 2009 and 2010, each with three-year terms. All four time charters have options to renew. We also term-charter tugs and product barges at our Alaska, Hawaii and Washington refineries over varying terms ending in 2009 through 2015, with options to renew. Tesoro has operating leases for most of its retail stations with primary remaining terms up to 44 years, and generally containing renewal options and escalation clauses. Our aggregate annual lease commitments for our retail stations total approximately $15 million to $22 million over the next five years.

Tesoro’s minimum annual lease payments as of December 31, 2008, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters(a)	Other	Total

2009	$182	$86	$268
2010	150	86	236
2011	111	78	189
2012	76	68	144
2013	37	64	101
Thereafter	26	387	413

(a)	Includes minimum annual lease payments for tugs and barges, which range between $17 million and $43 million over the next five years.

Purchase Obligations and Other Commitments

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to 3 years with renewal provisions. Prices under the term agreements generally fluctuate with market prices. Assuming actual market crude oil prices as of December 31, 2008, ranging by crude oil type from $25 per barrel to $46 per barrel, our minimum crude oil supply commitments for the following years are: 2009 — $3.4 billion; 2010 — $1.1 billion; and 2011 — $625 million. We

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also purchase crude oil at market prices under short-term renewable agreements and in the spot market. In addition to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $58 million in 2009.

We also have long-term take-or-pay commitments for the transportation and storage of crude oil and to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $202 million in 2009, $62 million in 2010, $63 million in 2011, $62 million in 2012, and $34 million in 2013. The remaining minimum commitments total approximately $72 million over 17 years. Tesoro paid approximately $525 million, $108 million and $125 million in 2008, 2007 and 2006, respectively, under these take-or-pay contracts, which included a power agreement containing a take or pay provision through 2008.

Environmental and Tax Matters

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

Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, however, that when these matters are resolved, they will not materially affect Tesoro’s consolidated financial position or results of operations. During the year ended December 31, 2008, we recognized a $6 million income tax benefit from the favorable settlement of federal tax audits for the years 1996 through 2005. Although the income tax liability has been settled, years 2002, 2003 and 2005 remain open to adjustment pending the settlement of interest. All tax liabilities resulting from these audits were previously recorded as unrecognized tax benefits in our consolidated balance sheet in accordance with FIN 48.

Environmental Liabilities

We are currently involved in remedial responses and have incurred and expect to continue to incur cleanup expenditures associated with environmental matters at a number of sites, including certain of our previously owned properties. At December 31, 2008 and 2007, our accruals for environmental expenditures included in accrued and other liabilities in the consolidated balance sheet totaled $123 million and $90 million, respectively. Our accruals for environmental expenses include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, based on currently available information, including the participation of other parties or former owners in remediation actions. These estimated environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to these environmental matters. Changes in our environmental liabilities for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Years Ended
	December 31,
	2008	2007

Balance at beginning of year	$90	$23
Additions	65	29
Expenditures	(32)	(24)
Acquisitions	—	3
Settlement agreement	—	59

Balance at end of year	$123	$90

During 2008, our environmental liabilities increased to $123 million from $90 million primarily as a result of recording additional accruals for remediation costs at the Golden Eagle refinery. In March 2007, we settled our dispute with a prior owner of our Golden Eagle refinery concerning soil and groundwater conditions at the refinery. We received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At December 31, 2008 and 2007, our accruals for these environmental liabilities totaled $87 million and $64 million, respectively, which are included in the environmental accruals referenced above. We cannot presently estimate additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information continues to become available. We expect to have valid insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for these environmental liabilities have not been reduced by possible insurance recoveries.

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

In July 2008, we received a Notice of Violation (“NOV”) from the EPA for the Washington refinery. EPA alleged that prior to our acquisition of the refinery certain modifications were made to the fluid catalytic cracking unit in violation of the Clear Air Act. In October 2005, we received a NOV from EPA concerning the refinery also alleging that prior to our acquisition of the refinery certain other modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and we cannot estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves. A reserve for our response to the NOVs is included in the environmental accruals referenced above.

Other Matters

In the ordinary course of business, we become party to or otherwise involved in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2009, we received a NOV from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

In October 2008, we received an NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.

Claims Against Third-Parties

In 1996, Tesoro Alaska Company filed a protest of the intrastate rates charged for the transportation of its crude oil through the Trans Alaska Pipeline System (“TAPS”). Our protest asserted that the TAPS intrastate rates were excessive and should be reduced. The Regulatory Commission of Alaska (“RCA”) considered our protest of the intrastate rates for the years 1997 through 2000. The RCA set just and reasonable final rates for the years 1997 through 2000, and held that we were entitled to receive refunds, including interest. In accordance with the ruling, in March 2008 we received a refund from TAPS of $45 million, net of contingent legal fees. The $45 million refund is included as “Other Income” in our statement of consolidated operations.

In 2002, the RCA rejected the TAPS Carriers’ proposed intrastate rate increases for 2001-2003 and maintained the rate of $1.96 to the Valdez Marine Terminal. The rate decrease has been in effect since June 2003. In June 2008, the Alaska Supreme Court upheld the $1.96 rate for the years 2001 through 2003. We were awarded refunds in June and July 2008 including interest totaling $5 million, net of contingent legal fees, for the period 2001 through June 2003. The rates paid from mid-June 2003 through June 2008 were also upheld. The $5 million refund is included as “Other Income” in our statement of consolidated operations.

In January of 2005, Tesoro Alaska Company intervened in a protest before the Federal Energy Regulatory Commission (“FERC”), of the TAPS Carriers’ interstate rates for 2005 and 2006. In July 2005, the TAPS Carriers filed a proceeding at the FERC seeking to have the FERC assume jurisdiction under Section 13(4) of the Interstate Commerce Act and set future rates for intrastate transportation on TAPS. We filed a protest in that proceeding, which was consolidated with the other FERC proceeding seeking to set just and reasonable interstate rates on TAPS for 2005 and 2006. In June 2008, the FERC issued a final order in this consolidated FERC proceeding that lowered those interstate rates and refused to revise the current intrastate rates. The TAPS Carriers have sought rehearing and appealed the FERC order. We cannot give assurances of whether they will ultimately prevail in any such rehearing or appeal. However, should the TAPS Carriers prevail, the result will not have a material impact on our operations or financial results in future reporting periods but could affect our future costs in the ordinary course of business.

NOTE N —	STOCKHOLDERS’ EQUITY

Our credit agreement and the 61/2%, 61/4% and 65/8% senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries’ ability to create restrictions on making certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.

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

Cash Dividends

On February 19, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on March 16, 2009 to shareholders of record on March 2, 2009. During 2008, we paid cash dividends on common stock totaling $0.40 per share.

Common Stock Repurchase Program

In November 2005, our Board of Directors authorized a $200 million share repurchase program, which represented approximately 5% of our common stock then outstanding. Under the program, we may repurchase our common stock from time to time in the open market. Purchases will depend on price, market conditions and other factors. In 2006, we repurchased 4.8 million shares for $148 million, or an average cost per share of $31.17. No shares were repurchased under the plan during 2007 and 2008. As of December 31, 2008, $38 million remained available for future repurchases under the program.

Shareholder Rights Plan

In March 2008, our Board of Directors approved the termination of the stockholder rights plan, dated as of November 20, 2007. The final expiration date of the rights was changed from November 20, 2010 to March 6, 2008. The rights plan is of no further force and effect, and the rights were de-registered under the Securities Exchange Act of 1934.

NOTE O —	STOCK-BASED COMPENSATION

Stock-based compensation expense for our stock-based awards for 2008, 2007 and 2006 was as follows (in millions):

	2008	2007	2006

Stock options	$19	$22	$13
Restricted stock	12	6	5
Stock appreciation rights	(14)	15	3
Phantom stock	(3)	10	1

Total Stock-Based Compensation	$14	$53	$22

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $4 million, $22 million and $18 million during 2008, 2007 and 2006, respectively.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2006 Long-Term Incentive Plan and non-employee directors under the 1995 Non-Employee Director Stock Option Plan, as amended. We also issue common stock to our eligible non-employee directors as payment for a portion of director fees under the 2005 Director Compensation Plan. We also have outstanding awards under our Amended and Restated Executive Long-Term Incentive Plan and Key Employee Stock Option Plan. At December 31, 2008, Tesoro had 11,615,840 shares of unissued common stock reserved under our plans. Our plans are described below.

•	The 2006 Long-Term Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 3, 2016. The 2006 Plan was amended in June 2008 to, among other things, increase the total number of shares authorized under the plan to 6,000,000 shares from 3,000,000 shares, of which up to 2,750,000 shares in the aggregate may be granted as restricted stock, deferred stock units, performance shares, performance units and other stock-based awards. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. The options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Generally, when stock options are exercised or when restricted stock is granted we issue new shares rather than issuing treasury shares. At December 31, 2008, we had 2,103,762 options and 617,494 restricted stock outstanding and 3,241,718 shares available for future grants under this plan.

•	The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights and performance share and performance unit awards. At December 31, 2008, we had 5,288,054 options and 142,036 restricted shares outstanding under this plan.

•	The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. We granted stock options to purchase 1,594,000 shares of common stock, of which 248,738 shares were outstanding at December 31, 2008, which become exercisable one year after grant in 25% annual increments. The options expire ten years after the date of grant. Our Board of Directors has suspended future grants under this plan.

•	The 1995 Non-Employee Director Stock Option Plan provides for the grant of up to 900,000 nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options are granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. This plan will expire, unless earlier terminated, as to the issuance of awards in February 2010. At December 31, 2008, Tesoro had 336,000 options outstanding and 340,000 shares available for future grants under this plan.

•	The 2005 Director Compensation Plan provides for the grant of up to 100,000 shares of common stock to our eligible non-employee directors as payment for a portion of director retainer fees. We granted 23,384 shares of common stock during 2008 at a weighted-average grant-date price per share of $17.12. At December 31, 2008, we had 57,568 shares available for future grants under the plan.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(In millions)

Outstanding at January 1, 2008	8,090	$19.02	5.9 years	$232
Granted	768	$39.91
Exercised	(683)	$7.87
Forfeited or expired	(198)	$39.29

Outstanding at December 31, 2008	7,977	$21.49	5.6 years	$—

Vested or expected to vest at December 31, 2008	7,955	$21.43	5.6 years	$—

Exercisable at December 31, 2008	6,081	$15.61	4.8 years	$—

The estimated weighted-average grant-date fair value per share of options granted during 2008, 2007 and 2006 was $17.60, $20.62 and $16.01, respectively. The total intrinsic value for options exercised during 2008, 2007 and 2006 was $6 million, $37 million and $44 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $19 million as of December 31, 2008, which is expected to be recognized over a weighted-average period of 1.5 years. The income tax benefit realized from tax deductions associated with stock options exercised during 2008 totaled $3 million.

We estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. We amortize the estimated fair value of stock options granted over the vesting period using the straight-line method. Our stock options generally become exercisable after one year in 33% annual increments and expire 10 years from the date of grant. The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted average assumptions are presented below:

	2008	2007	2006

Expected life (years)	6	6	6
Expected volatility	45%	45% - 46%	46% - 48%
Expected dividend yield	0.78% - 0.85%	0.53% - 1.00%	0.63% - 0.79%
Weighted average volatility	45%	46%	48%
Risk-free interest rate	3.1%	4.8%	4.6%

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

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value

Nonvested at January 1, 2008	961	$15.23
Granted	575	40.37
Vested	(745)	12.73
Forfeited	(31)	40.40

Nonvested at December 31, 2008	760	$35.67

The weighted average grant date fair value per share of restricted stock granted during 2008, 2007 and 2006 was $40.37, $41.78 and $33.31, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $16 million as of December 31, 2008, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted shares vested in 2008, 2007 and 2006 was $13 million, $13 million, and $8 million, respectively.

Stock Appreciation Rights

The 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”) permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant and expire seven years from the date of grant. We paid cash of $1 million to settle stock appreciation rights upon exercise in 2007. Prior to 2007, we did not have any SARs that were exercised. During 2008 and 2007, the estimated weighted-average grant-date fair value for each SAR granted was $17.82 and $18.12, respectively, using the Black-Scholes option-pricing model. The option-pricing model weighted-average assumptions used to calculate the fair value of SARS are similar to those used to calculate the fair value of options as described above. At December 31, 2008 and 2007, the liability associated with our SARs recorded in “Accrued liabilities” in the consolidated balance sheet totaled $3 million and $17 million, respectively.

A summary of stock appreciation right activity for the SAR plan is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding at January 1, 2008	1,701	$39.68	5.8 years
Granted	956	$40.40
Exercised	(1)	$33.31
Forfeited	(132)	$39.95

Outstanding at December 31, 2008	2,524	$39.94	5.3 years

Vested or expected to vest at December 31, 2008	2,495	$39.90	5.3 years

Exercisable at December 31, 2008	713	$38.21	4.6 years

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Director Phantom Stock Plan

Under the Non-Employee Director Phantom Stock Plan, a yearly credit, limited to 15 full annual credits, of $7,250 is made in units to an account of each non-employee director, based upon the closing market price of Tesoro’s common stock on the date of credit, which vests with three years of service. A director also may elect to have the value of his cash retainer fee deposited quarterly into the account as units that are immediately vested. Retiring directors who are committee chairpersons receive an additional $5,000 credit to their accounts. The value of each vested account balance, which is a function of changes in market value of Tesoro’s common stock, is payable in cash commencing at separation of service, death, disability or in the case of elective deferrals an in-service lump sum. Payments may be made as a total distribution or in annual installments, not to exceed ten years. At December 31, 2008 and 2007, the liability associated with our non-employee director phantom stock plan recorded in “Accrued liabilities” in the consolidated balance sheets totaled $1 million and $5 million, respectively.

Phantom Stock Options

Tesoro granted 350,000 phantom stock options in 1997 to our chief executive officer with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $8.49 per share. During 2007, all of the granted phantom stock options were exercised prior to termination in October 2007. Upon exercise, our chief executive officer received in cash, the difference between the fair market value of the common stock on the date of the phantom stock option grant and the fair market value of common stock on the date of exercise. During 2007, we paid $17 million to settle the exercised phantom stock options. The fair value of each phantom stock option was estimated at the end of each reporting period using the Black-Scholes option-pricing model with assumptions similar to those used to calculate the fair value of options as described above.

NOTE P —	OPERATING SEGMENTS

The Company’s revenues are derived from our two operating segments, refining and retail. Our refining segment owns and operates seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations, primarily in Alaska, California, Nevada, Hawaii, Idaho, Minnesota, North Dakota, Utah, Oregon and Washington. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to other markets in the Asia/Pacific area. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 15 western states from Minnesota to Alaska and Hawaii. Retail operates under the Tesoro®, Mirastar®, Shell®, USA Gasolinetm and 2-Go Tesoro® brands.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating segments adhere to the accounting policies used for Tesoro’s consolidated financial statements, as described in the summary of significant accounting policies in Note A. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income, foreign currency exchange gain (loss) interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information as of and for each of the three years ended is as follows (in millions):

	2008	2007	2006

Revenues
Refining:
Refined products	$26,759	$20,906	$17,323
Crude oil resales and other(a)	1,019	627	564
Retail:
Fuel(b)	4,184	2,946	1,060
Merchandise and other	248	221	144
Intersegment sales from Refining to Retail	(3,901)	(2,785)	(987)

Total Revenues	$28,309	$21,915	$18,104

Segment Operating Income (Loss)
Refining(c)	$627	$1,188	$1,476
Retail(d)	46	(8)	(21)

Total Segment Operating Income	673	1,180	1,455
Corporate and Unallocated Costs	(202)	(213)	(138)

Operating Income	471	967	1,317
Interest and Financing Costs	(111)	(91)	(77)
Interest Income	7	33	41
Foreign Currency Exchange Gain (Loss)	12	(4)	—
Other Income(e)	50	—	5

Earnings Before Income Taxes	$429	$905	$1,286

Depreciation and Amortization
Refining	$326	$314	$221
Retail	49	28	16
Corporate	26	15	10

Total Depreciation and Amortization	$401	$357	$247

Capital Expenditures
Refining	$561	$720	$401
Retail	20	10	5
Corporate	38	59	47

Total Capital Expenditures	$619	$789	$453

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007	2006

Identifiable Assets
Refining	$6,542	$7,068	$4,486
Retail	649	771	207
Corporate	242	289	1,211

Total Assets	$7,433	$8,128	$5,904

(a)	To balance or optimize our refinery supply requirements, we sell certain crude oil that we purchase under our supply contracts.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses” in our statements of consolidated operations. These taxes totaled $278 million, $240 million and $102 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c)	Refining operating income for 2006 included a pretax charge of $28 million related to the termination of a delayed coker project at our Washington refinery in July 2006. The charge is included in “Loss on asset disposals and impairments” in the statements of consolidated operations.

(d)	Includes impairment charges of $29 million in 2008 primarily related to closing 42 Mirastar stations and the potential sale of 20 stations.

(e)	During 2008, we received net refunds totaling $50 million from the Trans Alaska Pipeline System for prior year’s refinery transportation and distribution costs associated with our protest of intrastate rates between 1997 and 2003. See Note M for further information.

NOTE Q —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015 and 6 1/2% senior notes due 2017. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$20	$—	$—	$20
Receivables, less allowance for doubtful accounts	16	567	155	—	738
Inventories	—	777	10	—	787
Prepayments and other	23	78	—	—	101

Total Current Assets	39	1,442	165	—	1,646

Net Property, Plant and Equipment	—	4,938	143	—	5,081
Investment in Subsidiaries	4,134	(49)	(2)	(4,083)	—
Long-Term Receivables from Affiliates	1,619	—	47	(1,666)	—
Other Noncurrent Assets	38	667	1	—	706

Total Assets	$5,830	$6,998	$354	$(5,749)	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64	$1,160	$215	$—	$1,439
Current maturities of debt	—	2	—	—	2

Total Current Liabilities	64	1,162	215	—	1,441

Long-Term Payables to Affiliates	—	1,666	—	(1,666)	—
Debt	1,584	25	—	—	1,609
Other Noncurrent Liabilities	964	199	2	—	1,165
Stockholders’ Equity	3,218	3,946	137	(4,083)	3,218

Total Liabilities and Stockholders’ Equity	$5,830	$6,998	$354	$(5,749)	$7,433

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$33,439	$4,030	$(9,160)	$28,309
Costs and expenses	4	33,004	3,990	(9,160)	27,838

OPERATING INCOME (LOSS)	(4)	435	40	—	471
Equity in earnings (loss) of subsidiaries	280	(48)	(2)	(230)	—
Other income (expense)	—	(42)	—	—	(42)

EARNINGS BEFORE INCOME TAXES	276	345	38	(230)	429
Income tax provision (benefit)(a)	(2)	140	13	—	151

NET EARNINGS	$278	$205	$25	$(230)	$278

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$24,646	$2,390	$(5,121)	$21,915
Costs and expenses	7	23,664	2,398	(5,121)	20,948

OPERATING INCOME (LOSS)	(7)	982	(8)	—	967
Equity in earnings (loss) of subsidiaries	571	(22)	—	(549)	—
Other income (expense)	—	(58)	(4)	—	(62)

EARNINGS (LOSS) BEFORE INCOME TAXES	564	902	(12)	(549)	905
Income tax provision (benefit)(a)	(2)	344	(3)	—	339

NET EARNINGS (LOSS)	$566	$558	$(9)	$(549)	$566

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUES	$—	$19,982	$1,748	$(3,626)	$18,104
Costs and expenses	5	18,664	1,744	(3,626)	16,787

OPERATING INCOME (LOSS)	(5)	1,318	4	—	1,317
Equity in earnings of subsidiaries	804	2	—	(806)	—
Other income (expense)	—	(32)	1	—	(31)

EARNINGS BEFORE INCOME TAXES	799	1,288	5	(806)	1,286
Income tax provision (benefit)(a)	(2)	485	2	—	485

NET EARNINGS	$801	$803	$3	$(806)	$801

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$714	$14	$—	$716

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(634)	(16)	—	(650)
Intercompany notes, net	122	—	—	(122)	—
Proceeds from asset sales	—	40	—	—	40

Net cash from (used in) investing activities	122	(594)	(16)	(122)	(610)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	5,658	—	—	—	5,658
Repayments under revolver	(5,712)	—	—	—	(5,712)
Repurchase of common stock	(5)	—	—	—	(5)
Dividend payments	(55)	—	—	—	(55)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(124)	2	122	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	(110)	(123)	2	122	(109)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(3)	—	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$20	$—	$—	$20

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(5)	$1,137	$7	$—	$1,139

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(402)	(34)	—	(436)
Intercompany notes, net	182	—	—	(182)	—
Proceeds from asset sales	—	6	—	—	6

Net cash from (used in) investing activities	182	(396)	(34)	(182)	(430)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repurchase of common stock	(151)	—	—	—	(151)
Dividend payments	(27)	—	—	—	(27)
Repayments of debt	(9)	(3)	—	—	(12)
Proceeds from stock options exercised	12	—	—	—	12
Excess tax benefits from stock-based compensation arrangements	—	17	—	—	17
Net intercompany borrowings (repayments)	—	(210)	28	182	—
Financing costs and other	(2)	—	—	—	(2)

Net cash from (used in) financing activities	(177)	(196)	28	182	(163)

INCREASE IN CASH AND CASH EQUIVALENTS	—	545	1	—	546
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	440	—	—	440

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$985	$1	$—	$986

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE R —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth(a)	Year
	(In millions except per share amounts)

2008
Revenues	$6,531	$8,754	$8,698	$4,326	$28,309
Costs of sales and operating expenses	$6,533	$8,561	$8,065	$3,911	$27,070
Operating Income (loss)	$(158)	$27	$452	$150	$471
Net Earnings (loss)	$(82)	$4	$259	$97	$278
Net Earnings (loss) Per share:
Basic	$(0.60)	$0.03	$1.89	$0.71	$2.03
Diluted	$(0.60)	$0.03	$1.86	$0.70	$2.00
2007
Revenues	$3,876	$5,604	$5,902	$6,533	$21,915
Costs of sales and operating expenses	$3,548	$4,710	$5,651	$6,399	$20,308
Operating Income (loss)	$188	$729	$99	$(49)	$967
Net Earnings (loss)	$116	$443	$47	$(40)	$566
Net Earnings (loss) Per share:
Basic	$0.86	$3.26	$0.35	$(0.29)	$4.17
Diluted	$0.84	$3.17	$0.34	$(0.29)	$4.06

(a)	During the 2008 fourth quarter, we incurred a $91 million charge to write-off a receivable for which collection was deemed unlikely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2008, the Company’s internal control over financial reporting is effective. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tesoro Corporation as of December 31, 2008 and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Antonio, Texas
February 27, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2009 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 300 Concord Plaza Drive, San Antonio, Texas 78216-6999.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2009 Proxy Statement, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in the Company’s 2009 Proxy Statement, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2009 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2009 Proxy Statement, incorporated herein by reference.

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

3.	Exhibits

Exhibit
Number			Description of Exhibit

2.1		—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2		—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5		—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6		—	Asset Purchase Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.7		—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
2.8		—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.9		—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
**2	.10	—	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 1-3473).
3.1		—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2		—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).

Exhibit
Number		Description of Exhibit

3.3	—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).
3.4	—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5	—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).
3.6	—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).
3.7	—	Amended and Restated Bylaws of Tesoro Corporation dated as of October 29, 2008 (incorporated by reference herein to Exhibit (3.ii) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 1-3473).
4.1	—	Form of Indenture relating to the 61/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.2	—	Form of Indenture relating to the 65/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.3	—	Form of Indenture relating to the 61/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
4.4	—	Form of Registration Rights Agreement relating to the 61/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.5	—	Form of Registration Rights Agreement relating to the 65/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and Lehman Brothers, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.6	—	Form of Registration Rights Agreement relating to the 61/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors, Lehman Brothers, Inc., Goldman, Sachs & Co. and Greenwich Capital Markets, Inc. (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).
10.1	—	Fourth Amended and Restated Credit Agreement, dated as of May 11, 2007, among the Company, JPMorgan Chase Bank, N.A as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007, File No. 1-3473).

Exhibit
Number			Description of Exhibit

10.2		—	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2008, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3473).
10.3		—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.4		—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10	.5	—	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.6	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.7	—	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.8	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.9	—	Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.10	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.11	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.12	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
†10	.13	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.14	—	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).
†10	.15	—	Third Amendment to the Amended and Restated Employment Agreement between Tesoro and Bruce A. Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.16	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.17	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.18	—	Form of Second Amendment to Employment Agreement between the Company and William J. Finnerty dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.19	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.20	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.21	—	Form of Second Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.22	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).
†10	.23	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.24	—	Second Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of June 8, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007, File No. 1-3473).
†10	.25	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.26	—	Amended and Restated Management Stability Agreement between the Company and Charles S. Parrish dated May 3, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2006, File No. 1-3473).
†10	.27	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.28	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.40	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10	.29	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10	.30	—	Copy of the Company’s Board of Directors Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.31	—	Copy of the Company’s Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.32	—	Copy of the Company’s Board of Directors Deferred Phantom Stock Plan effective January 1, 2009, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.33	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.34	—	Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
†10	.35	—	Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
14.1		—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
*23	.2	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a)(3) of Form 10-K.

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

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A. SMITH Bruce A. Smith	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ GREGORY A. WRIGHT Gregory A. Wright	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ ARLEN O. GLENEWINKEL, JR. Arlen O. Glenewinkel, Jr.	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Lead Director	February 27, 2009

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director	February 27, 2009

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 27, 2009

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	February 27, 2009

/s/ J.W. (JIM) NOKES J.W. (Jim) Nokes	Director	February 27, 2009

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	February 27, 2009

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 27, 2009