Form 10-Q
period 2009-03-31
TESORO CORP /NEW/
filed 2009-05-11
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 138,358,459 shares of the registrant’s Common Stock outstanding at April 30, 2009.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156	$20
Receivables, less allowance for doubtful accounts	790	738
Inventories	882	787
Prepayments and other	117	101

Total Current Assets	1,945	1,646

PROPERTY, PLANT AND EQUIPMENT
Refining	5,540	5,468
Retail	625	599
Corporate and other	209	198

	6,374	6,265
Less accumulated depreciation and amortization	(1,266)	(1,184)

Net Property, Plant and Equipment	5,108	5,081

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	263	269
Other, net	326	348

Total Other Noncurrent Assets	678	706

Total Assets	$7,731	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,266	$1,027
Accrued liabilities	463	412
Current maturities of debt	2	2

Total Current Liabilities	1,731	1,441

DEFERRED INCOME TAXES	429	416
OTHER LIABILITIES	768	749
DEBT	1,544	1,609
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 146,861,783 shares issued (145,755,260 in 2008)	24	24
Additional paid-in capital	922	916
Retained earnings	2,653	2,616
Treasury stock, 7,499,096 common shares (7,380,182 in 2008), at cost	(149)	(147)
Accumulated other comprehensive loss	(191)	(191)

Total Stockholders’ Equity	3,259	3,218

Total Liabilities and Stockholders’ Equity	$7,731	$7,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
REVENUES (a)	$3,280	$6,606

COSTS AND EXPENSES:
Costs of sales and operating expenses (a)	3,008	6,608
Selling, general and administrative expenses	54	52
Depreciation and amortization	105	90
Loss on asset disposals and impairments	1	14

OPERATING INCOME (LOSS)	112	(158)
Interest and financing costs	(28)	(27)
Interest income	1	2
Other income	—	45

EARNINGS (LOSS) BEFORE INCOME TAXES	85	(138)
Income tax provision (benefit)	34	(56)

NET EARNINGS (LOSS)	$51	$(82)

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.37	$(0.60)
Diluted	$0.37	$(0.60)

WEIGHTED AVERAGE COMMON SHARES:
Basic	137.9	136.2
Diluted	139.5	136.2

DIVIDENDS PER SHARE	$0.10	$0.10

SUPPLEMENTAL INFORMATION:

(a) Includes excise taxes collected by our retail segment	$69	$75
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$51	$(82)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization	105	90
Amortization of debt issuance costs and discounts	3	3
Loss on asset disposals and impairments	1	14
Stock-based compensation	10	(1)
Deferred income taxes	13	(14)
Provisions for bad debt	8	—
Other changes in non-current assets and liabilities	7	(4)
Changes in current assets and current liabilities:
Receivables	(60)	(357)
Inventories	(95)	(160)
Prepayments and other	(24)	(47)
Accounts payable and accrued liabilities	317	374

Net cash from (used in) operating activities	336	(184)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(119)	(212)
Proceeds from asset sales	—	6

Net cash used in investing activities	(119)	(206)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	272	2,300
Repayments on revolving credit agreement	(338)	(1,875)
Dividend payments	(14)	(14)
Repurchase of common stock	(2)	(3)
Proceeds from stock options exercised	1	—

Net cash from (used in) financing activities	(81)	408

INCREASE IN CASH AND CASH EQUIVALENTS	136	18

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156	$41

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid (net of capitalized interest)	$(4)	$(11)
Income taxes paid, net of refunds	$17	$8

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$39	$64
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2008 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts to conform to the current presentation (see Note I).
NOTE B — EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2009, diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Common stock options of 4.9 million shares were excluded from potentially dilutive shares for the three months ended March 31, 2009, as the exercise prices for these options were greater than the market price of our common stock. For the three months ended March 31, 2008, the assumed conversion of common stock equivalents produced anti-dilutive results and was not included in the dilutive calculation. Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic:
Net earnings (loss)	$51	$(82)

Weighted average common shares outstanding	137.9	136.2

Basic Earnings (Loss) Per Share	$0.37	$(0.60)

Diluted:
Net earnings (loss)	$51	$(82)

Weighted average common shares outstanding	137.9	136.2
Dilutive effect of stock options and unvested restricted stock	1.6	—

Total diluted shares	139.5	136.2

Diluted Earnings (Loss) Per Share	$0.37	$(0.60)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	March 31,	December 31,
	2009	2008
Crude oil and refined products	$776	$680
Oxygenates and by-products	19	22
Merchandise	13	13
Materials and supplies	74	72

Total Inventories	$882	$787

Crude oil and refined products inventories valued at LIFO cost were less than replacement cost by approximately $484 million and $405 million at March 31, 2009 and December 31, 2008, respectively.
NOTE D — DEBT
Credit Agreement — Revolving Credit Facility
At March 31, 2009, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.3 billion (based upon an Alaska North Slope crude oil price of $49 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The capacity can be further increased up to $1.95 billion. As of March 31, 2009, we had no borrowings and $251 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $1 billion or 80% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at March 31, 2009) or a Eurodollar rate (0.50% at March 31, 2009) plus an applicable margin. The applicable margin at March 31, 2009 was 1.00% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.00% at March 31, 2009). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.25% as of March 31, 2009. Our credit agreement expires in May 2012.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. For the quarter ended March 31, 2009, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries and is secured by substantially all of Tesoro’s cash and cash equivalents, petroleum inventories and receivables. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain letters of credit up to $500 million under separate letter of credit agreements for the purchase of foreign petroleum inventories. At March 31, 2009, our letters of credit capacity under three agreements totaled $500 million, of which $196 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $5 million and $12 million for the three months ended March 31, 2009 and 2008, respectively.
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors the following four defined benefit pension plans: a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. The components of pension benefit expense and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2009 and 2008 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$9	$8	$5	$3
Interest cost	7	6	5	5
Expected return on plan assets	(5)	(6)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	3	1	1	1

Net Periodic Benefit Expense	$15	$10	$11	$9

NOTE F — COMMITMENTS AND CONTINGENCIES
Environmental and Tax Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. We have made accruals in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” in order to provide for these matters. We cannot predict the ultimate outcomes of these matters with certainty, and we have made related accruals based on our best estimates. We believe that the outcome of these matters will not result in a material adverse effect on our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.
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
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating and closed retail stations and operating and closed refined products terminals. We cannot currently determine the amounts of such future expenditures.
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. Within the next twelve months, we believe it is reasonably possible that we could settle or otherwise conclude as much as $28 million of the liability for uncertain tax positions, primarily regarding state issues related to tax credits and to apportionment of income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Liabilities
We are currently remediating and expect to continue to incur expenditures for environmental cleanup at a number of sites, including certain of our previously owned properties. At March 31, 2009 and December 31, 2008, our accruals for environmental expenditures included in “Accrued and other liabilities” in the condensed consolidated balance sheets totaled $121 million and $123 million, respectively. Our environmental accruals include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate and include the participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
From a settlement with a prior owner of our Golden Eagle refinery, in 2007 we received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At both March 31, 2009 and December 31, 2008, our accruals for these environmental liabilities totaled approximately $87 million, which are included in our environmental accruals. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced by possible insurance recoveries.
We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve to investigate these conditions is included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution, but we believe the final resolution of the order will not have a material adverse effect on our financial position or results of operations.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
In February 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clear Air Act. We have investigated the allegations but cannot currently estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
NOTE G — STOCKHOLDERS’ EQUITY
Cash Dividends
On May 6, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on June 15, 2009 to shareholders of record June 1, 2009. In March 2009, we paid a quarterly cash dividend on common stock of $0.10 per share.
NOTE H — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations for our stock-based compensation plans was as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Stock options	$4	$5
Restricted stock	3	3
Stock appreciation rights	2	(8)
Phantom stock	1	(1)

Total Stock-Based Compensation Expense (Benefit)	$10	$(1)

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $2 million and $1 million for the three months ended March 31, 2009 and 2008, respectively.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. During the three months ended March 31, 2009, we granted 583,400 options with a weighted-average exercise price of $14.13 per share. The estimated weighted-average grant-date fair value per share of options granted was $6.45. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $18 million as of March 31, 2009, which is expected to be recognized over a weighted-average period of 1.6 years. A summary of our stock options as of March 31, 2009 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options outstanding	8,387,490	$21.10	5.7	$—
Options vested or expected to vest	8,339,342	$21.11	5.7	$—
Options exercisable	6,867,024	$18.85	5.0	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
The fair value of each restricted share on the date of grant is equal to the market price of our common stock on the date of grant. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. During the three months ended March 31, 2009, we issued 987,500 shares of restricted stock with a weighted-average grant-date fair value of $14.13 per share. These restricted shares vest in annual increments ratably over three years. Unrecognized compensation cost related to our non-vested restricted stock totaled $27 million as of March 31, 2009, which is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2009, we had 1,386,187 shares of restricted stock outstanding at a weighted-average grant-date fair value of $21.72 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the first quarter of 2009, we granted 5,106,100 SARs at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $14.13 per SAR. The SARs granted in 2009 vest ratably over three years following the date of grant and expire seven years from the grant date. At March 31, 2009 and December 31, 2008, the liability associated with our SARs in the condensed consolidated balance sheets totaled $5 million and $3 million, respectively.
Phantom Stock Options
Tesoro granted 1,593,000 phantom stock options during the first quarter of 2009 to our executive officers with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date, or $14.13 per share. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. At March 31, 2009, the liability associated with our phantom stock awards in the condensed consolidated balance sheet totaled $0.5 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate our segments’ performance primarily based on segment operating income, which includes revenues and expenses directly attributable to managing each segment. Intersegment sales from refining to retail are made at prices which approximate market. Income taxes, interest and financing costs, interest income, other income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable segment assets are those assets utilized by the segment. Identifiable corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Revenues
Refining:
Refined products	$2,985	$6,201
Crude oil resales and other (a)	207	306
Retail:
Fuel (b)	568	1,019
Merchandise and other	53	58
Intersegment Sales from Refining to Retail	(533)	(978)

Total Revenues	$3,280	$6,606

Segment Operating Income (Loss)
Refining	$177	$(87)
Retail (c)	(15)	(28)

Total Segment Operating Income (Loss)	162	(115)
Corporate and Unallocated Costs	(50)	(43)

Operating Income (Loss)	112	(158)
Interest and Financing Costs	(28)	(27)
Interest Income	1	2
Other Income (d)	—	45

Earnings (Loss) Before Income Taxes	$85	$(138)

Depreciation and Amortization
Refining	$87	$73
Retail	9	12
Corporate	9	5

Total Depreciation and Amortization	$105	$90

Capital Expenditures
Refining	$71	$165
Retail	5	1
Corporate	12	9

Total Capital Expenditures	$88	$175

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2009	2008
Identifiable Assets
Refining	$6,699	$6,542
Retail	649	649
Corporate	383	242

Total Assets	$7,731	$7,433

(a)	We have reclassified our losses associated with our derivative instruments for all periods presented from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses.” Our derivative losses totaled $3 million and $75 million during the three months ended March 31, 2009 and 2008, respectively. “Crude oil resales and other” primarily represents occasional sales of crude oil that we have purchased to optimize our refinery supply.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses” in our condensed statements of consolidated operations. These taxes totaled $69 million and $75 million for the three months ended March 31, 2009 and 2008, respectively.

(c)	Retail operating loss for the three months ended March 31, 2008, included impairment charges of $11 million, primarily relating to a potential sale of 20 stations.

(d)	During the three months ended March 31, 2008, we received a net refund totaling $45 million from the Trans Alaska Pipeline System for previous years’ refinery transportation and distribution costs associated with our protest of intrastate rates between 1997 and 2000.
NOTE J — FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The provisions of SFAS No. 157 were effective beginning January 1, 2008.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delayed the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, including long-lived assets measured at fair value for an impairment assessment and asset retirement obligations initially measured at fair value, except for items that are recognized or disclosed at fair value on a recurring basis. We adopted the provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 effective January 1, 2009, which did not have an impact on our financial position or results of operations. During the first quarter of 2009, we did not measure any significant nonfinancial assets or nonfinancial liabilities at fair value.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities
The standard’s provisions for financial assets and financial liabilities, which became effective as of January 1, 2008, had no impact on our financial position or results of operations. At March 31, 2009, our only financial assets and financial liabilities that are measured at fair value on a recurring basis were our derivative instruments. Our derivative instruments consist primarily of exchange-traded futures and swaps. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in Level 1 of the fair value hierarchy. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, but since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$5	$4	$1	$—
Liabilities:
Derivatives	$(13)	$(8)	$(5)	$—
Certain of our derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FIN 39-1”) we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including any related cash collateral.
NOTE K — DERIVATIVE INSTRUMENTS
The timing, direction and the overall change in refined products versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase and sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with durations less than one year. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to day-of-processing product margin.
Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At March 31, 2009, we had open swaps positions of 1.7 million barrels, open futures positions of 404,000 barrels, and open option positions of 50,000 barrels.
We do not use derivative instruments for trading purposes. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. We mark-to-market our non-hedging derivative instruments and recognize the changes in their fair values in “Costs of sales and operating expenses”. The carrying amounts of our derivative instruments are recorded at fair value in “Prepayments and other” or “Accrued liabilities”. We did not designate or account for any derivative instruments as hedges during the 2009 first quarter. Accordingly, no change in the value of the related underlying physical asset is recorded.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of March 31, 2009 and December 31, 2008. As required by SFAS No. 161, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Under the guidance of FIN 39-1, we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree to the fair value information presented in Note J.

	Assets			Liabilities
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008
Commodity contracts	Prepayment and other	$100	$157	Accrued liabilities	$109	$140
     The following information presents the losses for our non-hedging derivative instruments for the three months ended March 31, 2009 and 2008 (in millions):

		Three Months Ended
		March 31,
	Location of Loss	2009	2008
	Costs of sales and
Commodity contracts	operating expenses	$3	$75
NOTE L — NEW ACCOUNTING STANDARDS
SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” This standard changes the annual and interim disclosure requirements for derivative instruments and hedging activities. An entity with derivative instruments is required to disclose how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for and how those items affect its financial position, financial performance and cash flows. Adoption of the standard, effective January 1, 2009, did not impact our financial position or results of operations. The new disclosures under the standard are included in Note K.
SFAS No. 141(R)
The FASB issued SFAS No. 141(R), “Business Combinations,” in December 2007. This standard requires, with limited exceptions, that the assets acquired and liabilities assumed in a business combination be recorded at the acquisition-date fair value. This standard, effective January 1, 2009, will change the accounting treatment for certain acquisition related items, including:
•	expensing acquisition related costs as incurred;

•	valuing noncontrolling interests at fair value at the acquisition date; and

•	expensing restructuring costs associated with an acquired business.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FASB Staff Position No. 132 (R) -1
The FASB issued FSP No. 132 (R) -1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” in December 2008. This standard amends SFAS No. 132 to require disclosure of the level within the fair value hierarchy (i.e. level 1, level 2 and level 3) for each major category of plan assets using the guidance in SFAS No. 157. The standard also requires disclosure of the fair value of plan assets by major category, the nature and amount of any concentrations of risk within categories, and the valuation techniques and inputs used to develop fair value measurements of plan assets. The standard is effective for the year ended December 31, 2009 for Tesoro. Adoption of the standard will not impact on our financial position or results of operations.
NOTE M — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015 and 6 1/2% senior notes due 2017. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$156	$—	$—	$156
Receivables, less allowance for doubtful accounts	9	580	201	—	790
Inventories	—	866	16	—	882
Prepayments and other	45	71	1	—	117

Total Current Assets	54	1,673	218	—	1,945

Net Property, Plant and Equipment	—	4,954	154	—	5,108
Investment in Subsidiaries	4,186	(66)	(4)	(4,116)	—
Long-Term Receivables from Affiliates	1,598	—	52	(1,650)	—
Other Noncurrent Assets	36	641	1	—	678

Total Assets	$5,874	$7,202	$421	$(5,766)	$7,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92	$1,352	$285	$—	$1,729
Current maturities of debt	—	2	—	—	2

Total Current Liabilities	92	1,354	285	—	1,731

Long-Term Payables to Affiliates	—	1,650	—	(1,650)	—
Debt	1,520	24	—	—	1,544
Other Noncurrent Liabilities	1,003	193	1	—	1,197
Stockholders’ Equity	3,259	3,981	135	(4,116)	3,259

Total Liabilities and Stockholders’ Equity	$5,874	$7,202	$421	$(5,766)	$7,731

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$3,784	$372	$(876)	$3,280
Costs and expenses	2	3,670	372	(876)	3,168

OPERATING INCOME (LOSS)	(2)	114	—	—	112
Equity in earnings (loss) of subsidiaries	52	(17)	(2)	(33)	—
Other income (expense)	—	(27)	—	—	(27)

EARNINGS (LOSS) BEFORE INCOME TAXES	50	70	(2)	(33)	85
Income tax provision (benefit) (a)	(1)	35	—	—	34

NET EARNINGS (LOSS)	$51	$35	$(2)	$(33)	$51

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$7,267	$887	$(1,548)	$6,606
Costs and expenses	—	7,425	887	(1,548)	6,764

OPERATING INCOME (LOSS)	—	(158)	—	—	(158)
Equity in earnings (loss) of subsidiaries	(82)	(20)	—	102	—
Other income (expense)	—	23	(3)	—	20

EARNINGS (LOSS) BEFORE INCOME TAXES	(82)	(155)	(3)	102	(138)
Income tax benefit (a)	—	(55)	(1)	—	(56)

NET EARNINGS (LOSS)	$(82)	$(100)	$(2)	$102	$(82)

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(2)	$325	$13	$—	$336

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(110)	(9)	—	(119)
Intercompany notes, net	83	—	—	(83)	—

Net cash used in investing activities	83	(110)	(9)	(83)	(119)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	272	—	—	—	272
Repayments on revolver	(338)	—	—	—	(338)
Dividend payments	(14)	—	—	—	(14)
Repurchase of common stock	(2)	—	—	—	(2)
Proceeds from stock options exercised	1	—	—	—	1
Net intercompany borrowings (repayments)	—	(79)	(4)	83	—

Net cash from (used in) financing activities	(81)	(79)	(4)	83	(81)

INCREASE IN CASH AND CASH EQUIVALENTS	—	136	—	—	136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$156	$—	$—	$156

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$(217)	$45	$—	$(184)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(210)	(2)	—	(212)
Intercompany notes, net	(396)	—	—	396	—
Proceeds from asset sales	—	6	—	—	6

Net cash used in investing activities	(396)	(204)	(2)	396	(206)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	2,300	—	—	—	2,300
Repayments on revolver	(1,875)	—	—	—	(1,875)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(14)	—	—	—	(14)
Net intercompany borrowings (repayments)	—	437	(41)	(396)	—

Net cash from (used in) financing activities	408	437	(41)	(396)	408

INCREASE IN CASH AND CASH EQUIVALENTS	—	16	2	—	18

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$39	$2	$—	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 36 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.
BUSINESS STRATEGY AND OVERVIEW
Industry Overview

     Our profitability is substantially determined by the difference between the price of refined products and the price of crude oil or “refining industry margins”. During April 2008 through March 2009, crude oil prices peaked at a record high in July 2008, and then fell sharply to a five-year low in December 2008. After crude oil prices peaked, recessionary concerns, declining global demand and the strengthening of the U.S. dollar resulted in a sharp decline in crude oil prices through the end of 2008. Crude oil prices stabilized in the 2009 first quarter as compared to 2008. The current economic recession, including historically high unemployment rates on the U.S. West Coast, has continued to negatively impact demand for refined products and put pressure on refining industry margins during the 2009 first quarter. However, the substantial decline in crude oil prices along with weaker demand resulted in significantly lower retail pump prices for gasoline during the 2009 first quarter as compared to 2008. In addition, in the 2009 first quarter the U.S. West Coast had heavy refining industry turnaround activity and historically low gasoline inventories. As a result, gasoline margins were unseasonably strong during the first quarter and improved significantly over fourth quarter margins. U.S. West Coast benchmark gasoline margins increased to an average of $17 per barrel during the first quarter from an average of $7 per barrel in the fourth quarter of 2008. Distillate margins weakened primarily due to declining global demand and excess inventories. U.S. West Coast benchmark diesel fuel margins declined to an average of $12 per barrel during the first quarter from an average of $19 per barrel in the fourth quarter of 2008.
  Strategy and Goals
     Our strategy in our refining and marketing business is to create stockholder value in a global market with competitive returns in any economic environment through:
•	economies of scale;

•	a competitive cost structure;

•	effective management information systems that enable success; and

•	outstanding employees focused on achieving operational excellence.

Our goals focus on:
•	operating our facilities in a safe, reliable and environmentally responsible way;

•	achieving greater operational and administrative efficiencies; and

•	using excess cash flows from operations to create further shareholder value.
In response to declining refined product demand and refining industry margins, beginning in late 2007 we began implementing initiatives to lower our cash break-even costs and increase our capture of available margins. As a result, we are better prepared to operate in a lower margin environment. We expect the remainder of 2009 will be a challenging period for the refining industry and our company as the current economic recession in the U.S. and abroad continues to negatively impact demand for refined products.
In 2009, our goals are further focused on:
•	lowering cash break-even costs;

•	gaining sustainable improvements in our capture of available margins; and

•	funding our capital program through operating cash flow.
We plan to improve our capture of available margins and operating profit in 2009 by continuing to:
•	lower crude oil costs through benefits of our prior years’ capital programs;

•	reduce shipping costs;

•	increase flexibility in our slate of crude oil feedstocks;

•	match production to demand;

•	optimize diesel fuel and gasoline production; and

•	reduce operating expenses through energy and maintenance efficiency programs.
Future Strategic Capital Projects
We have identified several short-term projects at a low-cost with a high return. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, including improving energy efficiency at all of our refineries. These projects are not included in our 2009 capital budget. Certain of these projects will be implemented in 2009 or thereafter as we have cash flow available from operations. Additionally, our long-term capital plans include larger projects to further reduce feedstock costs at our Golden Eagle, Los Angeles and Hawaii refineries. The majority of these projects are preliminary and subject to further review and analysis.
Global Financial Markets
Global financial markets are not currently as volatile as in the 2008 fourth quarter. However, we remain attentive to current conditions, including limited availability of new credit. Our ability to finance operations has not been impaired by the continued uncertainty. However, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.
The global financial crisis and economic recessions in the U.S. and abroad may negatively impact our customers and the demand for refined products. For example, an extension of the credit crisis to our customers could adversely impact their ability to maintain liquidity. We are continuing to monitor our customers’ liquidity in order to mitigate any adverse impact on our results of operations.
The global financial crisis could impact our ability to obtain future borrowings under our credit agreement if any participating lenders are unable to perform their obligations. For example, in October 2008, Lehman Commercial Paper (with a $50 million commitment) filed for bankruptcy and is no longer a participating lender. We are unaware of any reason our other participating lenders will be unable to meet their commitments under our credit agreement.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net earnings were $51 million ($0.37 per diluted share) for the three months ended March 31, 2009 (“2009 Quarter”), compared with a net loss of $82 million (($0.60) per diluted share) for the three months ended March 31, 2008 (“2008 Quarter”). The increase in net earnings during the 2009 Quarter was primarily due to the following:
•	higher refining industry gasoline margins due to heavy industry downtime and low inventories on the U.S. West Coast;

•	significantly lower losses on our derivative instruments during the 2009 Quarter increasing our gross refining margin $72 million year-over-year;

•	lower refining operating expenses of $40 million primarily reflecting decreased utility costs and refining throughput; and

•	the impact of turnarounds in the 2008 Quarter at our Golden Eagle and Washington refineries.
The increase in net earnings during the 2009 Quarter relative to the 2008 Quarter was partially offset by the following:
•	reduced refining throughput, primarily associated with scheduled maintenance during the 2009 Quarter at our Washington refinery; and

•	a refund in the 2008 Quarter of $45 million from the Trans Alaska Pipeline System (“TAPS”) in connection with a ruling from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates between 1997 and 2000.

Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2009	2008
Revenues (a)
Refined products	$2,985	$6,201
Crude oil resales and other	207	306

Total Revenues	$3,192	$6,507

Throughput (thousand barrels per day)
Heavy crude oil (b)	181	176
Light crude oil	320	390
Other feedstocks	34	27

Total Refining Throughput	535	593

% Heavy Crude Oil of Total Refining Throughput (b)	34%	30%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	258	283
Jet fuel	64	76
Diesel fuel	121	128
Heavy oils, residual products, internally produced fuel and other	123	133

Total Yield	566	620

Gross refining margin ($/throughput barrel) (c)	$12.14	$6.54

Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$5.33	$5.29

Segment Operating Income (Loss)
Gross refining margin (d)	$585	$353
Expenses
Manufacturing costs	257	286
Other operating expenses	59	70
Selling, general and administrative	4	9
Depreciation and amortization (e)	87	73
Loss on asset disposals and impairments	1	2

Segment Operating Income (Loss)	$177	$(87)

Refined Product Sales (thousand barrels per day) (f)
Gasoline and gasoline blendstocks	307	330
Jet fuel	77	97
Diesel fuel	120	123
Heavy oils, residual products and other	85	94

Total Refined Product Sales	589	644

Refined Product Sales Margin ($/barrel) (f)
Average sales price	$56.40	$106.01
Average costs of sales	46.00	99.41

Refined Product Sales Margin	$10.40	$6.60

Refining Data by Region

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2009	2008
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (g)
Golden Eagle	150	155
Los Angeles	98	104

Total	248	259

Gross refining margin	$336	$240
Gross refining margin ($/throughput barrel) (c)	$15.08	$10.18
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$7.04	$7.22

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (g)
Washington	67	108
Alaska	46	52

Total	113	160

Gross refining margin	$83	$29
Gross refining margin ($/throughput barrel) (c)	$8.17	$2.03
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$4.75	$4.25

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	73	67
Gross refining margin	$56	$(9)
Gross refining margin ($/throughput barrel) (c)	$8.53	$(1.49)
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$2.76	$3.08

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)
North Dakota	52	56
Utah	49	51

Total	101	107

Gross refining margin	$111	$92
Gross refining margin ($/throughput barrel) (c)	$12.17	$9.44
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.63	$3.57

(a)	Losses associated with our derivative instruments have been reclassified from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses” in our condensed statements of consolidated operations for all periods presented. Our derivative losses totaled $3 million and $75 million during the 2009 Quarter and 2008 Quarter, respectively. Refined products sales include intersegment sales to our retail segment, at prices which approximate market of $533 million and $978 million for the three months ended March 31, 2009 and 2008, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a $1 million decrease and a $1 million increase for the three months ended March 31, 2009 and 2008, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.70 and $1.25 for the three months ended March 31, 2009 and 2008, respectively.

(f)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products.

(g)	We experienced reduced throughput due to scheduled maintenance at the Washington refinery during the 2009 Quarter and scheduled turnarounds at the Golden Eagle and Washington refineries during the 2008 Quarter.
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Overview. Operating income for our refining segment increased to $177 million during the 2009 Quarter primarily due to significantly higher gross refining margin and lower operating expenses, partially offset by lower refining throughput. Our gross refining margin per barrel increased to $12.14 per barrel in the 2009 Quarter, compared to $6.54 per barrel in the 2008 Quarter reflecting higher industry margins for gasoline and heavy products. On the U.S. West Coast, industry gasoline margins benefited from heavy industry downtime combined with low gasoline inventories. We also benefited from smaller discounts on heavy products, such as fuel oil and petroleum coke, during the 2009 Quarter. Fuel oil prices averaged 79% of Alaska North Slope (“ANS”) crude oil during the 2008 Quarter versus 87% of ANS during the 2009 Quarter. The increase in industry gasoline and heavy products margins was partially offset by a sharp decline in industry diesel fuel margins as diesel fuel demand decreased and inventories increased. From January to March of 2009, as gasoline prices increased over diesel fuel, we shifted 5% of our production out of distillates into gasoline and other products. Our gross refining margin was also positively impacted as we increased our percentage of more cost advantaged heavy crude oil to total throughput to 34% during the 2009 Quarter from 30% during the 2008 Quarter reflecting completion of the delayed coker unit at our Golden Eagle refinery and improvement initiatives at our Hawaii refinery in 2008. During the 2008 Quarter, industry margins on the U.S. West Coast were negatively impacted as moderately rising product prices lagged rapidly rising crude oil prices. The rapid increase in crude oil prices was attributed in part to such factors as continued global demand growth, concerns over declining crude oil supplies and increasing investments in crude oil to hedge against the weakening U.S. dollar.
Gross Refining Margins. On an aggregate basis, our total gross refining margin increased to $585 million in the 2009 Quarter from $353 million in the 2008 Quarter, reflecting higher total gross refining margins in all of our regions. Our per-barrel gross refining margin in each of our regions was positively impacted by the increase in industry gasoline and heavy product margins described above. Our gross refining margin also increased during the 2009 Quarter over the 2008 Quarter due to the regional factors described below.
California Region
•	We increased runs of more cost advantaged heavy crude oil in connection with operation of the delayed coker at our Golden Eagle refinery. Our percentage of heavy crude oil to total throughput increased to 71% during the 2009 Quarter from 57% at the refinery during the 2008 Quarter. The delayed coker became fully operational during the 2008 second quarter.

•	In the 2008 Quarter, gross refining margin at our Golden Eagle refinery was negatively impacted by the turnaround of five major units beginning in mid-March.
Pacific Northwest Region
•	In the 2008 Quarter, our gross refining margin was negatively impacted by the turnaround of our fluid catalytic cracker and alkylation units at our Washington refinery from late January to mid-February.

Mid-Pacific Region
•	We improved our ability to run and we processed additional lower cost crude oils at the Hawaii refinery through the completion of several improvement initiatives. Our percentage of heavy crude oil to total throughput increased to 23% in the 2009 Quarter from 10% during the 2008 Quarter.

•	We completed a controls modernization project in the 2008 fourth quarter which has improved reliability and refining yields and reduced energy costs.

•	Our gross refining margin in the 2008 Quarter was negatively impacted by lagging pricing provisions (sales based on prior months’ prices) in several of our refined product term contracts when crude oil prices increased sharply.
Mid-Continent Region
•	Scheduled industry downtime in the region resulted in lower gasoline inventories and higher gasoline refining margins.
The increase in gross refining margins during the 2009 Quarter were partially offset by the following regional factors:
•	In the Pacific Northwest, gross refining margin was negatively impacted by a refinery-wide shutdown for repair of the crude tower at the Washington refinery from mid-January to mid-February. At the Washington refinery, total refining throughput was down 38% during the 2009 Quarter compared to the 2008 Quarter.

•	In the Mid-Continent region, poor weather restricted crude oil deliveries to our North Dakota refinery.
We periodically enter into derivative instruments primarily to manage exposure to commodity price risks associated with the purchase and/or sale of crude oil and finished products. We may also manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $3 million during the 2009 Quarter and $75 million during the 2008 Quarter. The decrease in our losses reflects the impact of changing our hedging strategy in mid-2008 and a more rapid increase in crude oil prices during the 2008 first quarter as compared to the 2009 first quarter. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to day-of-processing product margin.
Refining Throughput. Total refining throughput averaged 535 thousand barrels per day (“Mbpd”) in the 2009 Quarter compared to 593 Mbpd during the 2008 Quarter. The decrease primarily reflects the refinery-wide shutdown at our Washington refinery for repairs and matching production to lower clean fuel demand. The refinery-wide shutdown reduced average refining throughput at the Washington refinery by 41 Mbpd quarter-over-quarter. Scheduled downtime during the 2008 Quarter that negatively impacted refining throughput is described in footnote (g) of the table above.
Refined Products Sales. Revenues from sales of refined products decreased 52% to $3 billion in the 2009 Quarter as compared to the 2008 Quarter, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 47% to $56.40 per barrel in the 2009 Quarter as lower average crude oil prices during the 2009 Quarter put downward pressure on product prices. Total refined product sales averaged 589 Mbpd in the 2009 Quarter, a decrease of 55 Mbpd from the 2008 Quarter, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales decreased 54% to $46 per barrel during the 2009 Quarter reflecting significantly lower average crude oil prices. Manufacturing and other operating expenses decreased to $316 million in the 2009 Quarter, compared to $356 million in the 2008 Quarter, primarily reflecting lower utility costs and refining throughput. Depreciation and amortization increased by $14 million during the 2009 Quarter reflecting several assets placed into service during 2008, including the $600 million delayed coker unit at the Golden Eagle refinery.

Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2009	2008
Fuel	$568	$1,019
Merchandise and other	53	58

Total Revenues	$621	$1,077

Fuel Sales (millions of gallons)	316	349
Fuel Margin ($/gallon) (a)	$0.11	$0.12
Merchandise Margin (in millions)	$11	$13
Merchandise Margin (percent of sales)	24%	25%
Average Number of Stations (during the period)
Company-operated	389	446
Branded jobber/dealer	490	475

Total Average Retail Stations	879	921

Segment Operating Loss
Gross Margin
Fuel (b)	$36	$41
Merchandise and other non-fuel margin	17	18

Total Gross Margin	53	59
Expenses
Operating expenses	50	58
Selling, general and administrative	9	6
Depreciation and amortization	9	12
Loss on asset disposals and impairments	—	11

Segment Operating Loss	$(15)	$(28)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
The operating loss for our retail segment was $15 million in the 2009 Quarter, compared to an operating loss of $28 million in the 2008 Quarter. The 2008 Quarter included an impairment of $11 million primarily related to a potential sale of 20 retail stations. Total gross margins decreased to $53 million during the 2009 Quarter from $59 million in the 2008 Quarter, reflecting lower sales volumes and slightly lower fuel margin per gallon. Total gallons sold decreased to 316 million gallons from 349 million gallons in the 2008 Quarter primarily due to declining demand and closing 42 Mirastar stations in August 2008.
Revenues on fuel sales decreased to $568 million in the 2009 Quarter, from $1 billion in the 2008 Quarter, reflecting significantly lower sales prices and decreased sale volumes. Costs of sales decreased in the 2008 Quarter due to lower prices for purchased fuel. Our other expenses, excluding the loss on impairments, decreased by $8 million to $68 million during the 2009 Quarter reflecting a lower average station count.
Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $54 million for the 2009 Quarter compared to $52 million in the 2008 Quarter. The increase quarter-over-quarter reflects a $5 million charge in the 2009 Quarter for an early lease termination.
Interest and Financing Costs
Interest and financing costs were $28 million and $27 million for the 2009 Quarter and 2008 Quarter, respectively. The increase reflects lower capitalized interest partially offset by lower revolver borrowings outstanding during the 2009 Quarter as compared to the 2008 Quarter. The reduction in capitalized interest reflects lower capital expenditures during the 2009 Quarter. Capitalized interest, which is a reduction to interest and financing costs, totaled $5 million and $12 million for the 2009 Quarter and 2008 Quarter, respectively.
Other Income
Other income totaled $45 million in the 2008 Quarter reflecting a refund received from TAPS in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate rates for the years 1997 through 2000.
Income Tax Provision
The income tax provision totaled $34 million in the 2009 Quarter compared to a tax benefit of $56 million in the 2008 Quarter. The effective income tax rate of 40% during the 2009 Quarter included a non-recurring tax adjustment of $2 million.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 36 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2009 with $156 million of cash and cash equivalents, no borrowings under our revolver, and approximately $1 billion in available borrowing capacity under our credit agreement after $251 million in outstanding letters of credit. At March 31, 2009, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $304 million available after $196 million in outstanding letters of credit. Our total capacity of $1.81 billion under the credit agreement can be increased up to a total capacity of $1.95 billion. We plan to fund our 2009 capital program of $460 million through operating cash flows. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.
Cash Dividends
On May 6, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on June 15, 2009 to shareholders of record June 1, 2009. In March 2009, we paid a quarterly cash dividend on common stock of $0.10 per share.
Capitalization
Our capital structure at March 31, 2009 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
Junior subordinated notes due 2012	120
Capital lease obligations and other	26

Total debt	1,546
Stockholders’ equity	3,259

Total Capitalization	$4,805

At March 31, 2009, our debt to capitalization ratio decreased to 32%, from 33% at year-end 2008, reflecting net earnings and repayments of revolver borrowings during the 2009 Quarter.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. We do not believe that the limitations will restrict our ability to pay cash dividends or repurchase stock.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From (Used In):
Operating Activities	$336	$(184)
Investing Activities	(119)	(206)
Financing Activities	(81)	408

Increase in Cash and Cash Equivalents	$136	$18

The increase in net cash from operating activities of $520 million was primarily due to higher cash earnings and lower working capital requirements. Net cash used in investing activities of $119 million reflects capital expenditures. Net cash used in financing activities primarily reflects repayments on our revolver and dividend payments. Working capital (excluding cash) decreased to $58 million at March 31, 2009 from $185 million at December 31, 2008 as payables increased by a larger amount than both receivables and inventories, reflecting product prices lagging rising crude oil prices.
Capital Expenditures
Our 2009 capital budget of $460 million and capital spending during the 2009 Quarter of $88 million are comprised of the following project categories:

		Percent of
	Percent of	2009 Quarter
Project Category	Capital Budget	Capital Spending
Regulatory	65%	65%
Sustaining	30%	25%
Income Improvement	5%	10%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $19 million for refinery turnarounds and catalysts during the 2009 Quarter primarily at our Alaska and Los Angeles refineries. During the remainder of 2009, we expect to spend an additional $126 million primarily at our Golden Eagle, Los Angeles, and Alaska refineries. Refining throughput and yields during the remainder of 2009 will be affected by scheduled turnarounds at our Golden Eagle and Alaska refineries during the second quarter and our Los Angeles refinery during the fourth quarter.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Environmental and Other Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. We have made accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” in order to provide for these matters. We cannot predict the ultimate outcomes of these matters with certainty and we have made related accruals based on our best estimates. We believe that the outcome of these matters will not result in a material adverse effect on our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material adverse impact on interim or annual results of operations.
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
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating and closed retail stations and operating and closed refined products terminals. We cannot currently determine the amounts of such future expenditures.

Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe, that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. Within the next twelve months, we believe it is reasonably possible that we could settle or otherwise conclude as much as $28 million of the liability for uncertain tax positions, primarily regarding state issues related to tax credits and to apportionment of income.
Environmental Liabilities
We are currently remediating and expect to continue to incur expenditures for environmental cleanup at a number of sites, including certain of our previously owned properties. At March 31, 2009 and December 31, 2008, our accruals for environmental expenditures included in “Accrued and other liabilities” in the condensed consolidated balance sheets totaled $121 million and $123 million, respectively. Our environmental accruals include retained liabilities for previously owned or operated properties, refining, pipeline and terminal operations and retail stations. We believe these accruals are adequate, and include the participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess and estimate the future costs to remediate. It is reasonably possible that additional remediation costs will be incurred as more information becomes available related to these environmental matters.
From a settlement with a prior owner of the Golden Eagle refinery, in 2007 we received $58.5 million in settlement proceeds in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. At both March 31, 2009 and December 31, 2008, our accruals for these environmental liabilities totaled approximately $87 million, which are included in our environmental accruals. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have insurance claims under certain environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced by possible insurance recoveries.
We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. A reserve to investigate these conditions is included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution, but we believe the final resolution of the order will not have a material adverse effect on our financial position or results of operations.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable, and some matters may require years for us to resolve. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
In February 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
We are a defendant, along with other manufacturing, supply and marketing defendants, in four pending cases alleging MTBE contamination in groundwater. In January 2009, we were served with the fourth lawsuit. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing

MTBE. The plaintiffs in the four cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for three of the four cases was included in accrued liabilities at March 31, 2009. We believe the resolution of the four cases will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.
Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clear Air Act. We have investigated the allegations but cannot estimate the amount of the ultimate resolution of the NOVs. However, at this time we believe the final resolution of the NOVs will not have a material adverse effect on our financial position or results of operations. We believe we have defenses to the allegations and intend to vigorously defend ourselves.
Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV and cannot currently estimate the amount of the ultimate resolution. However, we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
Environmental Capital Expenditures
The EPA requirements to reduce non-road diesel sulfur content will become effective in phases through 2012. At our North Dakota refinery, we expect to spend $7 million in 2009 through 2010 to meet the standards. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the diesel fuel standards.
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We are still evaluating the impact of this standard; however, based on our most recent estimates we expect to spend approximately $270 million to $340 million in 2009 through 2012 at five of our refineries, including $9 million spent during the 2009 Quarter. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the benzene reduction standards. These cost estimates are subject to further review and analysis.
Regulations issued by California’s South Coast Air Quality Management District (the “District”) require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. We plan to meet this requirement by replacing our power cogeneration units and steam boilers with more efficient equipment. The District has determined that it cannot issue a permit for this replacement project until it revises its regulation. We are evaluating other alternatives to meet the reduction requirements pending the completion of the equipment replacement project. We expect to spend $250 million to $325 million in 2009 through 2011 for this requirement including approximately $55 million in 2009, of which $10 million was spent during the 2009 Quarter.
Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. We expect to spend $58 million in 2009 through 2014 to complete the project, of which we spent $2 million during the 2009 Quarter.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by rerouting these emergency relief systems. We expect to spend $55 million in 2009 through 2010, including $5 million spent during the 2009 Quarter. Our other refineries do not have emergency relief systems routed to atmospheric blowdown towers.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems. We expect to spend $86 million in 2009 through 2015 for this project, of which $4 million was spent during the 2009 Quarter.

We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects, the timing of which could change, could cost between $50 million and $150 million in 2009 through 2015.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro is required under a consent decree with the EPA to address issues to reduce air emissions. We expect to spend $14 million in 2009 through 2010 to install NOx emission controls on boilers and heaters at these refineries.
We have completed the installation of enhanced vapor recovery and in-station diagnostic systems at our California gasoline retail stations as required by the California Air Resources Board. We spent $4 million during the 2009 Quarter.
In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things, modified the industry requirements for the Renewable Fuel Standard (“RFS”). This standard requires the total volume of renewable transportation fuels (including ethanol and biodiesel) sold or introduced in the U.S. to be 11.1 billion gallons in 2009 rising to 36 billion gallons by 2022. Both requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and petroleum refining and marketing industries and may require additional expenditures by us to accommodate increased ethanol use.
In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels and allows for additional ethanol to be blended into gasoline. The requirements begin December 31, 2009 but may be postponed by individual companies until December 31, 2011 through the use of the Alternative Emission Reduction Plan which allows for the acquisition of emissions offsets from sources not directly related to petroleum fuel use. We expect both of our California refineries to be in compliance with the regulation by the 2009 deadline and expect to spend approximately $1 million to meet the requirements.
The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.
IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.
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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:
•	changes in global economic conditions and the effects of the global economic downturn on our business and the business of our suppliers, customers, business partners and lenders;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and demand for our refined products;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.
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
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2009 Quarter average throughput of 535 Mbpd, would change annualized pretax operating income by approximately $195 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26 million barrels and 24 million barrels at March 31, 2009 and December 31, 2008, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2009 was approximately $31 per barrel on a LIFO basis, compared to market prices of approximately $53 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the value of our inventory to market.
We periodically use non-trading derivative instruments primarily to manage exposure to commodity price risks associated with the purchase and sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with durations of less than one year. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to day-of-processing margin.
We mark-to-market our open derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in “Prepayments and other” or “Accrued liabilities” in the condensed consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during 2009 or 2008. Accordingly, no change in the value of the related underlying physical asset is recorded.

Net earnings during the 2009 and 2008 first quarters included derivative instrument losses of $3 million and $75 million, respectively. The decrease in our losses reflects the impact of changing our hedging strategy in mid-2008 as described above and a more rapid increase in crude oil prices during the 2008 first quarter as compared to the 2009 first quarter. The losses were comprised of the following (in millions):

	March 31,
	2009		2008
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized gain (loss) carried on open derivative positions from prior year	1	$(18)	6	$39
Realized gain (loss) on settled derivative positions	51	23	133	(83)
Unrealized loss on open derivative positions	2	(8)	5	(31)

Net loss		$(3)		$(75)

Our open derivative positions at March 31, 2009 will expire at various times primarily during 2009. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open derivative positions of 2 million barrels at March 31, 2009, a $1 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pretax operating income by approximately $2 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters and some matters may require years for us to resolve. Although we cannot provide assurance, we believe that an adverse resolution of one or more of the matters described below, individually or in the aggregate, during a future reporting period will not have a material adverse effect on our financial position or results of operations.
In February 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV and we cannot estimate the amount of the ultimate resolution of this NOV. However, at this time we believe the final resolution of this NOV will not have a material adverse effect on our financial position or results of operations.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended March 31, 2009.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid Per	Announced Plans or	Plans or
Period	Purchased*	Share	Programs**	Programs*
January 2009	58,750	$17.23	—	$38 million
February 2009	60,164	$17.16	—	$38 million
March 2009	—	$—	—	$38 million

Total	118,914	$17.19	—

*	All of the shares repurchased during the three-month period ended March 31, 2009 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not repurchased under our stock repurchase program.

**	Tesoro’s existing stock repurchase program was publicly announced on November 3, 2005. The program authorizes Tesoro to purchase up to $200 million aggregate purchase price of shares of Tesoro’s common stock.

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date: May 11, 2009	/s/ BRUCE A. SMITH

Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ GREGORY A. WRIGHT

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