Form 10-Q
period 2009-06-30
TESORO CORP /NEW/
filed 2009-07-30
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-3473
TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0862768 (I.R.S. Employer Identification No.)
19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)
210-626-6000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 139,550,022 shares of the registrant’s Common Stock outstanding at July 24, 2009.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$279	$20
Receivables, less allowance for doubtful accounts	1,098	738
Inventories	987	787
Prepayments and other	116	101

Total Current Assets	2,480	1,646

PROPERTY, PLANT AND EQUIPMENT
Refining	5,613	5,468
Retail	649	599
Corporate and other	199	198

	6,461	6,265
Less accumulated depreciation and amortization	(1,333)	(1,184)

Net Property, Plant and Equipment	5,128	5,081

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	258	269
Other, net	367	348

Total Other Noncurrent Assets	714	706

Total Assets	$8,322	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,639	$1,027
Accrued liabilities	449	412
Current maturities of debt	3	2

Total Current Liabilities	2,091	1,441

DEFERRED INCOME TAXES	419	416
OTHER LIABILITIES	769	749
DEBT	1,834	1,609
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 146,866,627 shares issued (145,755,260 in 2008)	24	24
Additional paid-in capital	929	916
Retained earnings	2,594	2,616
Treasury stock, 7,415,407 common shares (7,380,182 in 2008), at cost	(147)	(147)
Accumulated other comprehensive loss	(191)	(191)

Total Stockholders’ Equity	3,209	3,218

Total Liabilities and Stockholders’ Equity	$8,322	$7,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES (a)	$4,181	$8,887	$7,461	$15,493

COSTS AND EXPENSES:
Costs of sales and operating expenses (a)	4,036	8,694	7,044	15,302
Selling, general and administrative expenses	53	58	107	110
Depreciation and amortization	108	99	213	189
Loss on asset disposals and impairments	20	9	21	23

OPERATING INCOME (LOSS)	(36)	27	76	(131)
Interest and financing costs	(31)	(29)	(59)	(53)
Interest income	2	1	3	3
Foreign currency exchange	(10)	(5)	(10)	(8)
Other income	—	4	—	49

EARNINGS (LOSS) BEFORE INCOME TAXES	(75)	(2)	10	(140)
Income tax provision (benefit)	(30)	(6)	4	(62)

NET EARNINGS (LOSS)	$(45)	$4	$6	$(78)

NET EARNINGS (LOSS) PER SHARE:
Basic	$(0.33)	$0.03	$0.04	$(0.57)
Diluted	$(0.33)	$0.03	$0.04	$(0.57)

WEIGHTED AVERAGE COMMON SHARES:
Basic	138.0	136.5	137.9	136.3
Diluted	138.0	138.9	139.6	136.3

DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$72	$71	$141	$146
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$6	$(78)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization	213	189
Amortization of debt issuance costs and discounts	6	5
Loss on asset disposals and impairments	21	23
Stock-based compensation	19	1
Deferred income taxes	3	(87)
Provisions for bad debt	7	2
Other changes in non-current assets and liabilities	(60)	(36)
Changes in current assets and current liabilities:
Receivables	(367)	(1,436)
Inventories	(200)	117
Prepayments and other	(23)	(24)
Accounts payable and accrued liabilities	671	1,602

Net cash from operating activities	296	278

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(222)	(376)
Proceeds from asset sales	1	6

Net cash used in investing activities	(221)	(370)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount of $12 million and issuance costs of $6 million	282	—
Borrowings under revolving credit agreement	418	4,740
Repayments on revolving credit agreement	(484)	(4,615)
Repayments of debt	(1)	(1)
Dividend payments	(28)	(27)
Proceeds from stock options exercised	1	—
Repurchase of common stock	(2)	(3)
Financing costs and other	(2)	(1)

Net cash from financing activities	184	93

INCREASE IN CASH AND CASH EQUIVALENTS	259	1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279	$24

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid (net of capitalized interest)	$42	$38
Income taxes paid, net of refunds	$15	$6

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$43	$36
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
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts related to losses on our derivative instruments to conform to the current presentation (see Note I).
We have evaluated subsequent events through July 30, 2009, which is the date the financial statements were issued.
NOTE B — EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2008 and six months ended June 30, 2009, diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Common stock options for which the exercise prices were greater than the average market price of our common stock are excluded from potentially dilutive shares. These options totaled approximately 3.3 million shares and 4.3 million shares for the three months ended June 30, 2008 and six months ended June 30, 2009, respectively. For the three months ended June 30, 2009 and six months ended June 30, 2008, the assumed conversion of common stock equivalents produced anti-dilutive results and was not included in the dilutive calculation. Share and per share calculations are presented below (in millions except per share amounts):

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net earnings (loss)	$(45)	$4	$6	$(78)

Weighted average common shares outstanding	138.0	136.5	137.9	136.3

Basic Earnings (Loss) Per Share	$(0.33)	$0.03	$0.04	$(0.57)

Diluted:
Net earnings (loss)	$(45)	$4	$6	$(78)

Weighted average common shares outstanding	138.0	136.5	137.9	136.3
Dilutive effect of stock options and unvested restricted stock	—	2.4	1.7	—

Total diluted shares	138.0	138.9	139.6	136.3

Diluted Earnings (Loss) Per Share	$(0.33)	$0.03	$0.04	$(0.57)

NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2009	2008
Crude oil and refined products	$880	$680
Oxygenates and by-products	18	22
Merchandise	14	13
Materials and supplies	75	72

Total Inventories	$987	$787

Crude oil and refined products inventories valued at LIFO cost were less than replacement cost by approximately $975 million and $405 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2008, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in the prior year. The LIFO liquidation resulted in a decrease of costs of sales of $78 million during the three months and six months ended June 30, 2008.
NOTE D — DEBT
On June 5, 2009, we issued $300 million aggregate principal amount of 9.75% senior notes due June 2019 for general corporate purposes. The notes were issued at a price of 96.172% at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 109.75% with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Agreement — Revolving Credit Facility
On May 28, 2009, we amended our credit agreement, which among other things, modified the following:
•	the covenant permitting additional unsecured indebtedness, as defined, increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements increased from $500 million to $600 million;

•	the applicable margin, as defined, which varies based upon credit facility availability and credit ratings; and

•	the annual rate of commitment fees to 0.375% from 0.25% for the unused portion of the revolving credit facility.
At June 30, 2009, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.7 billion (based upon an Alaska North Slope crude oil price of $66 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The capacity can be further increased up to $1.95 billion. As of June 30, 2009, we had no borrowings and $402 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $1.3 billion or 76% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at June 30, 2009) or a Eurodollar rate (0.50% at June 30, 2009) plus an applicable margin. The applicable margin at June 30, 2009 was 1.50% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.50% at June 30, 2009). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.375% as of June 30, 2009. Our credit agreement expires in May 2012.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. For the three and six months ended June 30, 2009, we satisfied all of the financial covenants under the credit agreement. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain letters of credit up to $600 million under separate letter of credit agreements for the purchase of foreign petroleum inventories. At June 30, 2009, our letters of credit capacity under three agreements totaled $500 million, of which $320 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $5 million and $6 million for the three months ended June 30, 2009 and 2008, respectively, and $10 million and $18 million for the six months ended June 30, 2009 and 2008, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors the following four defined benefit pension plans: a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the six months ended June 30, 2009, we voluntarily contributed $15 million to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations for the three and six months ended June 30, 2009 and 2008 were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$8	$10	$17	$18
Interest cost	6	6	13	12
Expected return on plan assets	(5)	(8)	(10)	(14)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	4	2	7	3
Curtailment	—	2	—	2

Net Periodic Benefit Expense	$14	$13	$29	$23

The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations for the three and six months ended June 30, 2009 and 2008 were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$4	$5	$9	$8
Interest cost	6	4	11	9
Recognized net actuarial loss	1	—	2	1

Periodic Benefit Expense	$11	$9	$22	$18

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that we could settle or otherwise conclude as much as $23 million of the liability for uncertain tax positions, primarily regarding various state tax issues within the next twelve months.
Environmental Liabilities
We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of sites, including certain of our previously owned properties. At June 30, 2009 and December 31, 2008, our accruals for environmental expenditures included in “Accrued liabilities” and “Other liabilities” in the condensed consolidated balance sheets totaled $120 million and $123 million, respectively. Our environmental accruals include retained liabilities for previously owned or operated, refining, pipeline, terminal and retail station properties. We believe these accruals are adequate and they include the expected participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess. It is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. Our accruals for these environmental liabilities totaled $84 million and $87 million at June 30, 2009 and December 31, 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have insurance claims under environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
In February 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV.
Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and believe we have defenses to the allegations and intend to vigorously defend ourselves.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV.
NOTE G — STOCKHOLDERS’ EQUITY
Cash Dividends
On July 29, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 15, 2009 to shareholders of record on September 1, 2009. In March and June 2009, we paid quarterly cash dividends on common stock of $0.10 per share.
NOTE H — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$3	$5	$7	$10
Restricted stock	3	3	6	6
Stock appreciation rights	2	(4)	4	(12)
Phantom stock	1	(2)	2	(3)

Total Stock-Based Compensation Expense	$9	$2	$19	$1

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $2 million and $1 million for the six months ended June 30, 2009 and 2008, respectively.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. We amortize the estimated fair value of our stock options granted over the vesting period using the straight-line method. During the six months ended June 30, 2009, we granted 583,400 options with a weighted-average exercise price of $14.13 per share. The estimated weighted-average grant-date fair value per share of options granted was $6.45. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $15 million as of June 30, 2009, which is expected to be recognized over a weighted-average period of 1.4 years. A summary of our stock options as of June 30, 2009 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options outstanding	8,371,411	$21.10	5.5	$—
Options vested or expected to vest	8,333,251	$21.11	5.5	$—
Options exercisable	6,878,626	$18.95	4.8	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
The fair value of each restricted share on the date of grant is equal to the market price of our common stock on the date of grant. We amortize the estimated fair value of our restricted stock granted over the vesting period using the straight-line method. During the six months ended June 30, 2009, we issued 987,500 shares of restricted stock with a weighted-average grant-date fair value of $14.13 per share. These restricted shares vest in annual increments ratably over three years. Unrecognized compensation cost related to our non-vested restricted stock totaled $24 million as of June 30, 2009, which is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2009, we had 1,381,471 shares of restricted stock outstanding at a weighted-average grant-date fair value of $21.71 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles a holder to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. During the six months ended June 30, 2009, we granted 5,121,100 SARs to our employees at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $14.13 per SAR. The SARs granted in 2009 vest ratably over three years following the date of grant and expire seven years from the grant date. At June 30, 2009 and December 31, 2008, the liability associated with our SARs in the condensed consolidated balance sheets totaled $7 million and $3 million, respectively.
Phantom Stock Options
We granted 1,593,000 phantom stock options during the six months ended June 30, 2009 to our executive officers with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date of $14.13 per share. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. At June 30, 2009, the liability associated with our phantom stock awards in the condensed consolidated balance sheet totaled $1.2 million.
NOTE I — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate our segments’ performance primarily based on segment operating income, which includes revenues and expenses directly attributable to the segment. Intersegment sales from refining to retail are made at prices which approximate market. Income taxes, interest and financing costs, interest income, foreign currency exchange , other income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable segment assets are those assets used by the segment. Identifiable corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Refining:
Refined products	$3,836	$8,380	$6,821	$14,581
Crude oil resales and other (a)	228	403	435	709
Retail:
Fuel (b)	751	1,241	1,319	2,260
Merchandise and other	62	64	115	122
Intersegment Sales from Refining to Retail	(696)	(1,201)	(1,229)	(2,179)

Total Revenues	$4,181	$8,887	$7,461	$15,493

Segment Operating Income (Loss)
Refining (c)	$7	$85	$184	$(2)
Retail (d)	4	(11)	(11)	(39)

Total Segment Operating Income (Loss)	11	74	173	(41)
Corporate and Unallocated Costs	(47)	(47)	(97)	(90)

Operating Income (Loss)	(36)	27	76	(131)
Interest and Financing Costs	(31)	(29)	(59)	(53)
Interest Income	2	1	3	3
Foreign Currency Exchange	(10)	(5)	(10)	(8)
Other Income (e)	—	4	—	49

Earnings (Loss) Before Income Taxes	$(75)	$(2)	$10	$(140)

Depreciation and Amortization
Refining	$90	$83	$177	$156
Retail	10	10	19	22
Corporate	8	6	17	11

Total Depreciation and Amortization	$108	$99	$213	$189

Capital Expenditures
Refining	$88	$123	$159	$288
Retail	4	5	9	6
Corporate	15	8	27	17

Total Capital Expenditures	$107	$136	$195	$311

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2009	2008
Identifiable Assets
Refining	$7,135	$6,542
Retail	658	649
Corporate	529	242

Total Assets	$8,322	$7,433

(a)	We have reclassified our losses associated with our derivative instruments for all periods presented from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses.” Our derivative losses totaled $52 million and $133 million during the three months ended June 30, 2009 and 2008, respectively, and $55 million and $208 million during the six months ended June 30, 2009 and 2008, respectively. “Crude oil resales and other” primarily represents occasional sales of crude oil that we have purchased to optimize our refinery supply.

(b)	Federal excise and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses” in our condensed statements of consolidated operations. These taxes totaled $72 million and $71 million for the three months ended June 30, 2009 and 2008, respectively, and $141 million and $146 million for the six months ended June 30, 2009 and 2008, respectively.

(c)	Refining operating income for the three months and six months ended June 30, 2009 included a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery.

(d)	Retail operating loss for the six months ended June 30, 2008, included impairment charges of $11 million, primarily relating to a potential sale of 20 stations.

(e)	During the three months ended June 30, 2008, we received a net refund totaling $4 million from the Trans Alaska Pipeline System (“TAPS”) for previous years’ refinery transportation and distribution costs associated with our protest of intrastate tariffs charged between 2001 and 2003. During the first quarter of 2008, we received a net refund from TAPS of $45 million associated with our protest of intrastate pipeline tariffs charged between 1997 and 2000.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” The FSP delayed the effective date of SFAS No. 157 for Tesoro until January 1, 2009 for nonfinancial assets and nonfinancial liabilities, including long-lived assets measured at fair value for an impairment assessment and asset retirement obligations initially measured at fair value, except for items that are recognized or disclosed at fair value on a recurring basis. We adopted the provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 effective January 1, 2009, which did not have an impact on our financial position or results of operations. During the first six months of 2009, we did not measure any significant nonfinancial assets or nonfinancial liabilities at fair value.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities
The standard’s provisions for financial assets and financial liabilities, which became effective as of January 1, 2008, had no impact on our financial position or results of operations. At June 30, 2009, our only financial assets and financial liabilities that are measured at fair value on a recurring basis were our derivative instruments. Our derivative instruments consist primarily of exchange-traded futures and over-the-counter swaps and options. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in Level 1 of the fair value hierarchy. Options are valued using quoted prices from exchanges. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves. Our swap and option instruments are both categorized in Level 2 of the fair value hierarchy since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$9	$—	$9	$—
Liabilities:
Derivatives	$26	$20	$6	$—
Certain of our derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FIN 39-1”) we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including any related cash collateral.
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. We estimated fair value for our debt primarily using quoted market prices. The carrying value and fair value of our debt at June 30, 2009 were approximately $1.8 billion and $1.7 billion, respectively.
NOTE K — DERIVATIVE INSTRUMENTS
The timing, direction and the overall change in refined product prices versus crude oil prices impacts profit margins and could have a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase and sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with maturity dates of less than one year.
Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At June 30, 2009, we had open futures positions of 1.4 million barrels and open swaps positions of 1.0 million barrels.
We do not use derivative instruments for trading purposes. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. We mark-to-market our non-hedging derivative instruments and recognize the changes in their fair values in “Costs of sales and operating expenses”. The carrying amounts of our derivative instruments are recorded at fair value in “Prepayments and other” or “Accrued liabilities”. We did not designate or account for any derivative instruments as hedges during the first six months of 2009. Accordingly, no change in the value of the related underlying physical commodity is recorded.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of June 30, 2009 and December 31, 2008. As required by SFAS No. 161, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Under the guidance of FIN 39-1, we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree to the fair value information presented in Note J.

	Assets			Liabilities
	Balance			Balance
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008
Commodity contracts	Prepayments and other	$78	$157	Accrued liabilities	$95	$140
The following information presents the losses for our non-hedging derivative instruments for the three months and six months ended June 30, 2009 and 2008 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Loss	2009	2008	2009	2008
Commodity contracts	Costs of sales and operating expenses	$52	$133	$55	$208
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
SFAS No. 141(R)
The FASB issued SFAS No. 141(R), “Business Combinations,” in December 2007. This standard requires, with limited exceptions, that the assets acquired and liabilities assumed in a business combination be recorded at the acquisition-date fair value. This standard, effective January 1, 2009, changes the accounting treatment for certain acquisition related items, including:
•	expensing acquisition related costs as incurred;

•	valuing noncontrolling interests at fair value at the acquisition date; and

•	expensing restructuring costs associated with an acquired business.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FASB Staff Position No. 132 (R)-1
The FASB issued FSP No. 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” in December 2008. This standard amends SFAS No. 132 to require disclosure of the level within the fair value hierarchy (i.e. level 1, level 2 and level 3) for each major category of plan assets using the guidance in SFAS No. 157. The standard also requires disclosure of investment policies and strategies, the fair value of plan assets by major category, the nature and amount of any concentrations of risk within categories, and the valuation techniques and inputs used to develop fair value measurements of plan assets. The standard is effective for the year ended December 31, 2009 for Tesoro. Adoption of the standard will not impact our financial position or results of operations.
SFAS No. 165
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard requires us to evaluate subsequent events through the date that the financial statements are issued and to disclose the date of evaluation. We adopted the standard as of June 30, 2009, which did not impact our financial position or results of operations.
SFAS No. 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” was issued by the FASB in June 2009. The standard amends certain guidance in FIN 46R for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard will be effective for Tesoro as of January 1, 2010. We are reviewing the impact of the standard, but do not believe it will have a material impact on our financial position or results of operations.
SFAS No. 168
The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” in June 2009. The standard establishes the codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Any effect of applying the provisions of this standard will be accounted for as a change in accounting principle. The standard is effective for Tesoro for the period ending September 30, 2009. Adoption of the standard is not expected to have an impact on our financial position or results of operations.
FASB Staff Position No. 107 -1 and APB No. 28 -1
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted the standards as of June 30, 2009, which did not impact our financial position or results of operations (see Note J for further information).
NOTE M — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015, 6 1/2% senior notes due 2017, and 9 3/4% senior notes due 2019. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$278	$1	$—	$279
Receivables, less allowance for doubtful accounts	5	827	266	—	1,098
Inventories	—	937	50	—	987
Prepayments and other	59	56	1	—	116

Total Current Assets	64	2,098	318	—	2,480

Net Property, Plant and Equipment	—	4,960	168	—	5,128
Investment in Subsidiaries	4,142	(79)	(5)	(4,058)	—
Long-Term Receivables from Affiliates	1,833	—	77	(1,910)	—
Other Noncurrent Assets	45	669	—	—	714

Total Assets	$6,084	$7,648	$558	$(5,968)	$8,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68	$1,598	$422	$—	$2,088
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	68	1,601	422	—	2,091

Long-Term Payables to Affiliates	—	1,910	—	(1,910)	—
Debt	1,810	24	—	—	1,834
Other Noncurrent Liabilities	997	189	2	—	1,188
Stockholders’ Equity	3,209	3,924	134	(4,058)	3,209

Total Liabilities and Stockholders’ Equity	$6,084	$7,648	$558	$(5,968)	$8,322

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$4,958	$490	$(1,267)	$4,181
Costs and expenses	1	4,993	490	(1,267)	4,217

OPERATING INCOME (LOSS)	(1)	(35)	—	—	(36)
Equity in earnings (loss) of subsidiaries	(44)	(13)	(1)	58	—
Other income (expense)	—	(39)	—	—	(39)

EARNINGS (LOSS) BEFORE INCOME TAXES	(45)	(87)	(1)	58	(75)
Income tax provision (benefit) (a)	—	(30)	—	—	(30)

NET EARNINGS (LOSS)	$(45)	$(57)	$(1)	$58	$(45)

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,682	$1,305	$(3,100)	$8,887
Costs and expenses	1	10,658	1,301	(3,100)	8,860

OPERATING INCOME (LOSS)	(1)	24	4	—	27
Equity in earnings (loss) of subsidiaries	5	(8)	(1)	4	—
Other income (expense)	—	(24)	(5)	—	(29)

EARNINGS (LOSS) BEFORE INCOME TAXES	4	(8)	(2)	4	(2)
Income tax benefit (a)	—	(6)	—	—	(6)

NET EARNINGS (LOSS)	$4	$(2)	$(2)	$4	$4

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$8,742	$862	$(2,143)	$7,461
Costs and expenses	3	8,663	862	(2,143)	7,385

OPERATING INCOME (LOSS)	(3)	79	—	—	76
Equity in earnings (loss) of subsidiaries	8	(30)	(3)	25	—
Other income (expense)	—	(66)	—	—	(66)

EARNINGS (LOSS) BEFORE INCOME TAXES	5	(17)	(3)	25	10
Income tax provision (benefit) (a)	(1)	5	—	—	4

NET EARNINGS (LOSS)	$6	$(22)	$(3)	$25	$6

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$17,949	$2,192	$(4,648)	$15,493
Costs and expenses	1	18,083	2,188	(4,648)	15,624

OPERATING INCOME (LOSS)	(1)	(134)	4	—	(131)
Equity in earnings (loss) of subsidiaries	(77)	(28)	(1)	106	—
Other income (expense)	—	(1)	(8)	—	(9)

EARNINGS (LOSS) BEFORE INCOME TAXES	(78)	(163)	(5)	106	(140)
Income tax benefit (a)	—	(61)	(1)	—	(62)

NET EARNINGS (LOSS)	$(78)	$(102)	$(4)	$106	$(78)

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(1)	$249	$48	$—	$296

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(203)	(19)	—	(222)
Intercompany notes, net	(184)	—	—	184	—
Proceeds from asset sales	—	1	—	—	1

Net cash used in investing activities	(184)	(202)	(19)	184	(221)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt borrowings, net of discount of $12 million and issuance costs of $6 million	282	—	—	—	282
Borrowings under revolver	418	—	—	—	418
Repayments on revolver	(484)	—	—	—	(484)
Repurchase of common stock	(2)	—	—	—	(2)
Dividend payments	(28)	—	—	—	(28)
Repayments of debt	—	(1)	—	—	(1)
Financing costs and other	(2)	—	—	—	(2)
Proceeds from stock options exercised	1	—	—	—	1
Net intercompany borrowings (repayments)	—	212	(28)	(184)	—

Net cash from (used in) financing activities	185	211	(28)	(184)	184

INCREASE IN CASH AND CASH EQUIVALENTS	—	258	1	—	259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$278	$1	$—	$279

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$213	$77	$—	$278

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(370)	(6)	—	(376)
Intercompany notes, net	(82)	—	—	82	—
Proceeds from asset sales	—	6	—	—	6

Net cash used in investing activities	(82)	(364)	(6)	82	(370)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	4,740	—	—	—	4,740
Repayments on revolver	(4,615)	—	—	—	(4,615)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(27)	—	—	—	(27)
Repayments of debt	—	(1)	—	—	(1)
Financing costs and other	(1)	—	—	—	(1)
Net intercompany borrowings (repayments)	—	153	(71)	(82)	—

Net cash from (used in) financing activities	94	152	(71)	(82)	93

INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	—	1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$24	$—	$—	$24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 42 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.
BUSINESS STRATEGY AND OVERVIEW
Industry Overview
Our profitability is substantially determined by the difference between the price of refined products and the price of crude oil or “refining industry margins”. During the first half of 2009, the economic recession, including historically high unemployment rates on the U.S. West Coast, continued to negatively impact demand for refined products and refining industry margins. However, during the 2009 first quarter heavy refining industry turnaround activity and historically low gasoline inventories on the U.S. West Coast resulted in unseasonably strong industry gasoline margins during the first quarter, which improved slightly during the second quarter, and improved significantly over 2008 fourth quarter margins. Although industry gasoline margins during the second quarter averaged above first quarter levels, falling demand during May and June weakened these margins. U.S. West Coast benchmark gasoline margins averaged $19 per barrel during the second quarter and $17 per barrel during the first quarter, compared to an average of $7 per barrel in the fourth quarter of 2008. While industry margins for gasoline increased, industry distillate margins weakened substantially. U.S. distillate inventories continued to climb during the first half of 2009 and remained well above the five-year average. Further, distillate demand continued to be well below the five-year average due to significantly lower global commercial activity. Due to these factors, U.S. West Coast benchmark diesel margins decreased to an average of $9 per barrel in the second quarter from $12 per barrel in the first quarter and $19 per barrel in the fourth quarter of 2008. Refining industry margins were also negatively impacted during the 2009 second quarter as spreads between heavy and light crude oil prices continued to narrow. For example, discounts for spot San Joaquin Valley crude (a heavy crude oil) traded $8 per barrel below Alaska North Slope crude (a light crude oil) versus $15 per barrel last year. Discounts for heavy crude oil narrowed due to a lower supply of heavy crude oils from Venezuela and Mexico and higher demand in China and India.
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
In 2009, our goals are further focused on:
•	lowering cash break-even costs;

•	gaining sustainable improvements in our capture of available margins; and

•	funding our capital program through operating cash flow.
We plan to improve our capture of available margins and operating profit in 2009 by continuing to:
•	lower crude oil costs and refinery operating expenses through benefits of our prior years’ capital programs;

•	reduce shipping costs;

•	increase flexibility in our slate of crude oil feedstocks;

•	match production to demand;

•	optimize diesel fuel and gasoline production; and

•	reduce operating expenses through energy and maintenance efficiency programs.
Future Strategic Capital Projects
We have identified several low-cost, short-term projects with a high return. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, including improving energy efficiency at all of our refineries. These projects are not included in our 2009 capital budget. Certain of these projects will be implemented in 2009 or thereafter as we have cash flow available from operations. Additionally, our long-term capital plans include larger projects to further reduce feedstock and operating costs at our Golden Eagle, Los Angeles and Hawaii refineries. The majority of these projects are preliminary and subject to further review and analysis.
Global Financial Markets
While we saw improvements in global financial markets during the 2009 second quarter, we remain attentive to current conditions, including limited availability of new credit. Our ability to finance operations has not been impaired by the continued uncertainty. However, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2008
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net loss was $45 million ($0.33 per diluted share) for the three months ended June 30, 2009 (“2009 Quarter”), compared with net earnings of $4 million ($0.03 per diluted share) for the three months ended June 30, 2008 (“2008 Quarter”). The decrease in net earnings during the 2009 Quarter was primarily due to the following:
•	significantly lower industry distillate margins primarily due to poor demand and excess inventories;

•	lower gross refining margins at our California refineries due to the narrowing of price differentials between heavy and light crude oils;

•	lower refining throughput primarily as a result of matching production to lower demand and the impact of scheduled maintenance at our Alaska refinery; and

•	a LIFO liquidation during 2008 resulting in a reduction to costs of sales of $78 million pre-tax.
The following factors positively impacted the 2009 Quarter compared to the 2008 Quarter, partially offsetting the decrease in net earnings:
•	lower losses on our derivative instruments of $81 million year-over-year as described below; and

•	reduced refining operating expenses of $58 million primarily reflecting decreased utility costs.
For the year-to-date periods, our net earnings were $6 million ($0.04 per diluted share) for the six months ended June 30, 2009 (“2009 Period”), compared with a net loss of $78 million ($0.57 per diluted share) for the six months ended June 30, 2008 (“2008 Period”). The increase in net earnings during the 2009 Period was primarily due to the following:
•	higher industry gasoline margins particularly during the 2009 first quarter due to heavy industry downtime and low inventories on the U.S. West Coast;

•	lower losses on our derivative instruments of $153 million; and

•	reduced refining operating expenses of $98 million primarily reflecting decreased utility costs and lower refining throughput.
The following factors negatively impacted the 2009 Period compared to the 2008 Period, partially offsetting the increase in net earnings:
•	significantly lower industry distillate margins during the 2009 Period primarily due to poor demand and excess inventories;

•	lower refining throughput;

•	a LIFO liquidation of $78 million pre-tax during the 2008 second quarter; and

•	refunds in the 2008 Period totaling $49 million from the Trans Alaska Pipeline System (“TAPS”) in connection with rulings from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline tariffs between 1997 and 2003.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2009	2008	2009	2008
Revenues (a)
Refined products	$3,836	$8,380	$6,821	$14,581
Crude oil resales and other	228	403	435	709

Total Revenues	$4,064	$8,783	$7,256	$15,290

Throughput (thousand barrels per day)
Heavy crude oil (b)	186	184	184	180
Light crude oil	343	388	332	389
Other feedstocks	36	38	35	33

Total Refining Throughput	565	610	551	602

% Heavy Crude Oil of Total Refining Throughput (b)	33%	30%	33%	30%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	286	280	272	282
Jet fuel	67	82	66	79
Diesel fuel	111	145	116	136
Heavy oils, residual products, internally produced fuel and other	133	135	128	134

Total Yield	597	642	582	631

Gross refining margin ($/throughput barrel) (c)	$8.52	$10.10	$10.27	$8.34

Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$4.63	$5.35	$4.96	$5.32

Segment Operating Income (Loss)
Gross refining margin (d)	$438	$561	$1,023	$914
Expenses
Manufacturing costs	238	297	495	583
Other operating expenses	77	76	136	146
Selling, general and administrative	8	12	12	21
Depreciation and amortization (e)	90	83	177	156
Loss on asset disposals and impairments	18	8	19	10

Segment Operating Income (Loss)	$7	$85	$184	$(2)

Refined Product Sales (thousand barrels per day) (f)
Gasoline and gasoline blendstocks	317	334	312	332
Jet fuel	79	92	78	95
Diesel fuel	123	151	121	137
Heavy oils, residual products and other	88	104	87	98

Total Refined Product Sales	607	681	598	662

Refined Product Sales Margin ($/barrel) (f)
Average sales price	$69.63	$135.73	$63.15	$121.29
Average costs of sales	61.80	125.19	54.06	112.66

Refined Product Sales Margin	$7.83	$10.54	$9.09	$8.63

Refining Data by Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2009	2008	2009	2008
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (g)
Golden Eagle	142	141	146	148
Los Angeles	109	109	104	107

Total	251	250	250	255

Gross refining margin	$185	$318	$521	$558
Gross refining margin ($/throughput barrel) (c)	$8.09	$13.98	$11.54	$12.04
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$6.12	$7.87	$6.57	$7.54

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (g)
Washington	95	116	81	112
Alaska	44	59	45	56

Total	139	175	126	168

Gross refining margin	$123	$138	$206	$167
Gross refining margin ($/throughput barrel) (c)	$9.70	$8.63	$9.01	$5.47
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.72	$3.79	$4.18	$4.01

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	66	71	70	69
Gross refining margin	$15	$(41)	$71	$(50)
Gross refining margin ($/throughput barrel) (c)	$2.52	$(6.33)	$5.67	$(3.97)
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.21	$3.15	$2.98	$3.11

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)
North Dakota	54	59	53	57
Utah	55	55	52	53

Total	109	114	105	110

Gross refining margin	$111	$143	$222	$235
Gross refining margin ($/throughput barrel) (c)	$11.29	$13.86	$11.71	$11.72
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.20	$3.59	$3.40	$3.58

(a)	Losses associated with our derivative instruments have been reclassified from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses” in our condensed statements of consolidated operations for all periods presented. Our derivative losses totaled $52 million and $133 million during the three months ended June 30, 2009 and 2008, respectively, and $55 million and $208 million during the six months ended June 30, 2009 and 2008, respectively. Refined products sales include intersegment sales to our retail segment, at prices which approximate market of $696 million and $1.2 billion for the three months ended June 30, 2009 and 2008, respectively, and $1.2 billion and $2.2 billion for the six months ended June 30, 2009 and 2008, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

(d)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.62 and $1.41 for the three months ended June 30, 2009 and 2008, respectively, and $1.66 and $1.33 for the six months ended June 30, 2009 and 2008, respectively.

(f)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products.

(g)	We experienced reduced throughput due to scheduled turnarounds at the Alaska and Golden Eagle refineries during the 2009 second quarter, scheduled maintenance at the Washington refinery during the 2009 first quarter, and scheduled turnarounds at the Golden Eagle refinery during the 2008 first and second quarters and the Washington refinery during the 2008 first quarter.
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Overview. Operating income for our refining segment decreased by $78 million during the 2009 Quarter primarily due to lower gross refining margin and decreased refining throughput, partially offset by lower operating expenses. Our 2008 Quarter operating income benefited from a liquidation of last-in first-out (“LIFO”) inventory quantities acquired at lower per-barrel costs resulting in a decrease to costs of sales of $78 million. Our gross refining margin per barrel decreased to $8.52 per barrel in the 2009 Quarter, compared to $10.10 per barrel in the 2008 Quarter reflecting significantly lower industry diesel fuel and jet fuel margins, partially offset by higher industry margins for gasoline and heavy products. U.S. West Coast benchmark diesel fuel margins declined from an average of $31 per barrel during the 2008 Quarter to $9 per barrel during the 2009 Quarter, while U.S. West Coast benchmark gasoline margins increased only slightly to $19 per barrel in the 2009 Quarter from $17 per barrel in the 2008 Quarter. The decrease in industry diesel fuel margins reflects lower global demand and significantly higher inventories. From January to June of 2009, as gasoline prices increased over diesel fuel, we shifted 7% of our production out of distillates into gasoline and other products. Margins on heavy products, such as fuel oil and petroleum coke, improved during the 2009 Quarter compared to the 2008 Quarter as prices for these products did not decrease in proportion to the large decrease in the costs of the crude oil used to produce them. Fuel oil prices averaged 74% of Alaska North Slope (“ANS”) crude oil during the 2008 Quarter versus 94% of ANS crude oil during the 2009 Quarter. During the 2008 Quarter, industry diesel fuel margins were strong due to continued robust global demand and low inventories while industry gasoline margins were negatively impacted due to falling demand caused by the weakening economy.
Gross Refining Margins. On an aggregate basis, our total gross refining margin decreased to $438 million in the 2009 Quarter from $561 million in the 2008 Quarter, reflecting lower total gross refining margins in all of our regions, except Mid-Pacific. Our per-barrel gross refining margin was negatively impacted by the decline in overall industry margins described above. Our gross refining margin was also impacted during the 2009 Quarter as compared to the 2008 Quarter due to the regional factors described below.

California Region
•	The narrowing of price differentials between heavy and light crude oils during the 2009 Quarter negatively impacted gross refining margins in the region. The California refineries run a high proportion of heavy crude oils (69% of total refining throughput during the 2009 Quarter).

•	In the 2009 Quarter, a turnaround of the hydrocracker at the Golden Eagle refinery negatively impacted gross refining margin.

•	In the 2008 Quarter, a turnaround of five major units at the Golden Eagle refinery reduced operating income by approximately $71 million. In addition, the Los Angeles refinery experienced unscheduled downtime of two units and a power interruption during the 2008 Quarter.
Pacific Northwest Region
•	A refinery-wide turnaround and other unscheduled downtime at our Alaska refinery negatively impacted gross refining margin during the 2009 Quarter.
Mid-Pacific Region
•	Decreased losses on our derivative instruments of $18 million quarter-over-quarter, which is further discussed below.

•	The completion of a controls modernization project in the 2008 fourth quarter, which improved reliability and refining yields and reduced energy costs benefited gross refining margin during the 2009 Quarter.

•	Our gross refining margin in the 2008 Quarter was negatively impacted by lagging pricing provisions in several of our refined product term contracts (sales based on prior months’ prices) when crude oil prices increased sharply.
Derivative Instruments. We periodically enter into derivative instruments primarily to manage exposure to commodity price risks associated with the purchase and/or sale of crude oil and finished products. We may also manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $52 million during the 2009 Quarter versus $133 million during the 2008 Quarter. The decrease in our losses reflects the impact of a more rapid increase in crude oil prices during the 2008 Quarter as compared to the 2009 Quarter. We were also able to reduce our losses by changing our hedging strategy in mid-2008. During the 2008 Quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to crude oil prices at the day-of-processing
Refining Throughput. Total refining throughput averaged 565 thousand barrels per day (“Mbpd”) in the 2009 Quarter compared to 610 Mbpd during the 2008 Quarter. The decrease primarily reflects a refinery-wide turnaround at the Alaska refinery from April to May and matching production to lower product demand. The Golden Eagle refinery experienced scheduled downtime during both the 2009 and 2008 second quarters.
Refined Products Sales. Revenues from sales of refined products decreased 54% to $3.8 billion in the 2009 Quarter as compared to the 2008 Quarter, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 49% to $69.63 per barrel in the 2009 Quarter as significantly lower average crude oil prices during the 2009 Quarter versus the 2008 Quarter depressed product prices. Total refined product sales decreased 74 Mbpd from the 2008 Quarter, primarily reflecting lower product demand.

Costs of Sales and Expenses. Our average costs of sales decreased 51% to $61.80 per barrel during the 2009 Quarter reflecting significantly lower average crude oil prices. The decrease in crude oil prices reflects significantly higher crude oil inventories combined with low demand. Manufacturing and other operating expenses decreased to $315 million in the 2009 Quarter, compared to $373 million in the 2008 Quarter, primarily reflecting lower utility costs and refining throughput. The increase in loss on asset disposals and impairments reflects a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery. The equipment purchase was cancelled as we have reevaluated the scope and timing of the project.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
Overview. Operating income for our refining segment increased by $186 million during the 2009 Period primarily due to higher gross refining margin and lower operating expenses, partially offset by lower refining throughput. Our 2008 Period operating income benefited from a LIFO liquidation resulting in lower costs of sales of $78 million. Our gross refining margin per barrel increased to $10.27 per barrel in the 2009 Period, compared to $8.34 per barrel in the 2008 Period reflecting higher industry margins for gasoline and heavy products partially offset by a sharp decline in industry diesel fuel and jet fuel margins. Industry gasoline margins improved in the 2009 Period as compared to the 2008 Period primarily due to heavy industry downtime on the U.S. West Coast during the 2009 first quarter and lower average gasoline inventories during 2009. The decrease in industry diesel fuel margins during the 2009 Period reflects lower global demand and significantly higher inventories. As gasoline prices increased over diesel fuel, we shifted 7% of our production out of distillates into gasoline and other products during the 2009 Period. We also benefited from smaller discounts on heavy products, such as fuel oil and petroleum coke, during the 2009 Period. Fuel oil prices averaged approximately 75% of ANS crude oil during the 2008 Period versus approximately 90% of ANS crude oil during the 2009 Period. During the 2008 Period, industry margins on the U.S. West Coast were negatively impacted as moderately rising product prices lagged rapidly rising crude oil prices. The rapid increase in crude oil prices was attributed in part to such factors as continued global demand growth, concerns over declining crude oil supplies and increasing investments in crude oil to hedge against the weakening U.S. dollar. However, industry diesel fuel margins were strong during the 2008 Period due to strong global demand and low inventories.
Gross Refining Margins. On an aggregate basis, our total gross refining margin increased to $1.0 billion in the 2009 Period from $914 million in the 2008 Period, reflecting higher total gross refining margins in our Pacific Northwest and Mid-Pacific regions. Our per-barrel gross refining margin was positively impacted by the increase in industry gasoline and heavy product margins described above. Our gross refining margin was also impacted during the 2009 Period as compared to the 2008 Period due to the regional factors described below.
California Region
•	The narrowing of price differentials between heavy and light crude oils during the 2009 Quarter negatively impacted gross refining margins in the region. Our California refineries run a high proportion of heavy crude oils (68% of total refining throughput during the 2009 Period).

•	In the 2009 Quarter, a turnaround of the hydrocracker at the Golden Eagle refinery negatively impacted gross refining margin.

•	In the 2008 Period, a turnaround of five major units at the Golden Eagle refinery from mid-March through April reduced operating income by approximately $97 million.

Pacific Northwest Region
•	Gross refining margin was negatively impacted by a refinery-wide turnaround at the Alaska refinery and other unscheduled downtime during the 2009 Quarter and a refinery-wide shutdown for repair of the crude tower at the Washington refinery from mid-January to mid-February 2009.

•	A turnaround of our fluid catalytic cracker and alkylation units at our Washington refinery from late January to mid-February 2008 negatively impacted gross refining margin during the 2008 Period.
Mid-Pacific Region
•	Decreased losses on our derivative instruments of $49 million year-over-year, which is further discussed below.

•	Completion of a controls modernization project in the 2008 fourth quarter, which improved reliability and refining yields and reduced energy costs benefited gross refining margin during the 2009 Period.

•	The negative impact during the 2008 Period of lagging pricing provisions in several of our refined product term contracts (sales based on prior months’ prices) when crude oil prices increased sharply.
Derivative Instruments. We periodically enter into derivative instruments primarily to manage exposure to commodity price risks associated with the purchase and/or sale of crude oil and finished products. We may also manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $55 million during the 2009 Period versus $208 million during the 2008 Period. The decrease in our losses reflects the impact of changing our hedging strategy in mid-2008 and a more rapid increase in crude oil prices during the 2008 Period as compared to the 2009 Period. We were also able to reduce our losses by changing our hedging strategy in mid-2008. During the 2008 Quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to crude oil prices at the day-of-processing.
Refining Throughput. Total refining throughput averaged 551 thousand barrels per day (“Mbpd”) in the 2009 Period compared to 602 Mbpd during the 2008 Period. The decrease primarily reflects a refinery-wide shutdown of the Washington refinery for repairs during the 2009 first quarter, scheduled downtime at our Alaska refinery during the 2009 Quarter and matching production to lower product demand. During the 2009 first quarter, the refinery-wide shutdown reduced average refining throughput at the Washington refinery by 41 Mbpd quarter-over-quarter. The Golden Eagle refinery experienced scheduled downtime during the first half of both 2009 and 2008.
Refined Products Sales. Revenues from sales of refined products decreased 53% to $6.8 billion in the 2009 Period as compared to the 2008 Period, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 48% to $63.15 per barrel in the 2009 Period as significantly lower average crude oil prices during the 2009 Period depressed product prices. Total refined product sales decreased by 64 Mbpd from the 2008 Period, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales decreased 52% to $54.06 per barrel during the 2009 Period reflecting significantly lower average crude oil prices. The decrease in crude oil prices reflects significantly higher crude oil inventories combined with low demand. Manufacturing and other operating expenses decreased to $631 million in the 2009 Period, compared to $729 million in the 2008 Period, primarily reflecting lower utility costs and refining throughput. Depreciation and amortization increased by $21 million during the 2009 Period reflecting several assets placed into service during 2008, including the $600 million delayed coker unit at the Golden Eagle refinery. The increase in loss on asset disposals and impairments reflects a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery. The equipment purchase was cancelled as we have reevaluated the scope and timing of the project.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2009	2008	2009	2008
Fuel	$751	$1,241	$1,319	$2,260
Merchandise and other	62	64	115	122

Total Revenues	$813	$1,305	$1,434	$2,382

Fuel Sales (millions of gallons)	343	343	659	692
Fuel Margin ($/gallon) (a)	$0.16	$0.12	$0.14	$0.12
Merchandise Margin (in millions)	$14	$15	$25	$28
Merchandise Margin (percent of sales)	25%	26%	25%	25%
Average Number of Stations (during the period)
Company-operated	388	440	389	443
Branded jobber/dealer	490	497	489	485

Total Average Retail Stations	878	937	878	928

Segment Operating Loss
Gross Margin
Fuel (b)	$55	$41	$91	$82
Merchandise and other non-fuel margin	20	20	37	38

Total Gross Margin	75	61	128	120
Expenses
Operating expenses	52	56	102	114
Selling, general and administrative	7	6	16	12
Depreciation and amortization	10	10	19	22
Loss on asset disposals and impairments	2	—	2	11

Segment Operating Income (Loss)	$4	$(11)	$(11)	$(39)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with U.S. GAAP.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Operating income for our retail segment increased $15 million in the 2009 Quarter, as compared to the 2008 Quarter. Total gross margins increased to $75 million during the 2009 Quarter from $61 million in the 2008 Quarter, reflecting higher fuel margin per gallon as retail prices lagged declining wholesale prices late in the quarter. Fuel margin was negatively impacted during the 2008 Quarter as retail prices lagged rapidly rising crude oil prices.
Revenues on fuel sales decreased to $751 million in the 2009 Quarter, from $1.2 billion in the 2008 Quarter, reflecting significantly lower sales prices. Costs of sales decreased from the 2008 Quarter due to lower prices for purchased fuel.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
The operating loss for our retail segment was $11 million in the 2009 Period, compared to an operating loss of $39 million in the 2008 Period. The 2008 Period included an impairment of $11 million primarily related to a potential sale of 20 retail stations. Total gross margins increased to $128 million during the 2009 Period from $120 million in the 2008 Period, reflecting higher fuel margin per gallon partially offset by lower sales volumes. Fuel margin per gallon increased from the 2008 Period as retail prices lagged declining wholesale prices during the 2009 Quarter. Fuel margin was negatively impacted during the 2008 Period as retail prices lagged rapidly rising crude oil prices. Total gallons sold decreased during the 2009 Period due to lower demand and closing 42 Mirastar stations in August 2008.
Revenues on fuel sales decreased to $1.3 billion in the 2009 Period, from $2.3 billion in the 2008 Period, reflecting significantly lower sales prices and decreased sale volumes. Costs of sales decreased in the 2008 Period due to lower prices for purchased fuel. Our other expenses, excluding the loss on impairments, decreased by $11 million to $137 million during the 2009 Period reflecting a lower average station count.
Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5 million and $3 million during the 2009 Quarter and the 2009 Period, respectively. The decreases primarily reflect lower contract labor, purchased services and professional fees partially offset by higher stock-based compensation expenses.
Interest and Financing Costs
Interest and financing costs increased by $2 million and $6 million during the 2009 Quarter and 2009 Period, respectively. The increases reflect lower capitalized interest and the issuance of our $300 million senior notes in June 2009 partially offset by lower outstanding revolver borrowings during 2009. The reduction in capitalized interest reflects lower capital expenditures. Capitalized interest, which is a reduction to interest and financing costs, totaled $5 million and $6 million for the 2009 Quarter and 2008 Quarter, respectively, and $10 million and $18 million for the 2009 Period and 2008 Period, respectively.
Foreign Currency Exchange
Our foreign currency exchange loss increased by $5 million and $2 million during the 2009 Quarter and 2009 Period, respectively. The increases reflect the weakening of the U.S. dollar against the Canadian dollar.
Other Income
Other income totaled $4 million and $49 million in the 2008 Quarter and 2008 Period, respectively, reflecting refunds received from TAPS in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate rates. We received a net refund of $45 million from TAPS for pipeline tariffs charged between 1997 and 2000 during the first quarter of 2008 and were awarded a net refund of $4 million for pipeline tariffs charged between 2001 and 2003 during the second quarter of 2008.

Income Tax Provision (Benefit)
Our income tax benefit totaled $30 million and $6 million in the 2009 Quarter and 2008 Quarter, respectively. In the 2009 Period, the income tax provision totaled $4 million versus a tax benefit of $62 million in the 2008 Period. The 2009 Period included non-recurring tax expenses of $0.7 million.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These risks include, among others, the level of consumer product demand, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 42 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2009 with $279 million of cash and cash equivalents, no borrowings under our revolver, and approximately $1.3 billion in available borrowing capacity under our credit agreement after $402 million in outstanding letters of credit. At June 30, 2009, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $180 million available after $320 million in outstanding letters of credit. Our total capacity of $1.81 billion under the credit agreement can be increased up to a total capacity of $1.95 billion. Capacity under our separate letter of credit agreements can be increased from $500 million to $600 million. On June 5, 2009, we issued $300 million aggregate principal amount of 9 3/4% senior notes due 2019 for general corporate purposes. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.
Our $300 million 9 3/4% senior notes were issued at a price of 96.172% at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 109.75% with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
Cash Dividends
On July 29, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.10 per share, payable on September 15, 2009 to shareholders of record on September 1, 2009. In March and June 2009, we paid quarterly cash dividends on common stock of $0.10 per share.

Capitalization
Our capital structure at June 30, 2009 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019, net of unamortized discount of $12 million	288
Junior subordinated notes due 2012, net of unamortized discount of $28 million	122
Capital lease obligations and other	27

Total debt	1,837
Stockholders’ equity	3,209

Total Capitalization	$5,046

At June 30, 2009, our debt to capitalization ratio increased to 36% from 33% at year-end 2008, reflecting the issuance of our $300 million senior notes during the 2009 Quarter.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. We do not believe that the limitations will restrict our ability to pay cash dividends or repurchase stock.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From (Used In):
Operating Activities	$296	$278
Investing Activities	(221)	(370)
Financing Activities	184	93

Increase in Cash and Cash Equivalents	$259	$1

Net cash from operating activities during the 2009 Period totaled $296 million, compared to $278 million in the 2008 Period. The increase in net cash from operating activities of $18 million was primarily due to higher cash earnings, partially offset by higher working capital requirements. Net cash used in investing activities of $221 million reflects capital expenditures. Net cash from financing activities primarily reflects the net proceeds from our senior notes issuance partially offset by repayments on our revolver and dividend payments. Working capital (excluding cash) decreased by $75 million at June 30, 2009 from $185 million at December 31, 2008 as payables increased, due to rising crude oil prices, by a larger amount than both receivables and inventories. Receivables increased less than payables due to product prices lagging rising crude oil prices.

Capital Expenditures
Our 2009 capital budget of $460 million and capital spending of $195 million during the first six months of 2009 are comprised of the following project categories at June 30, 2009:

		Percent of	Percent of
	Percent of	2009 Quarter	2009 Period
Project Category	Capital Budget	Capital Spending	Capital Spending
Regulatory	55%	55%	55%
Sustaining	40%	35%	35%
Income Improvement	5%	10%	10%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $85 million for refinery turnarounds and catalysts during the first six months of 2009 primarily at our Golden Eagle, Alaska and Los Angeles refineries. During the remainder of 2009, we expect to spend an additional $58 million primarily at our Los Angeles refinery. Refining throughput and yields will be affected by unscheduled maintenance at our Golden Eagle refinery during the third quarter and a scheduled turnaround at our Los Angeles refinery during the fourth quarter.
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
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that we could settle or otherwise conclude as much as $23 million of the liability for uncertain tax positions, primarily regarding various state tax issues within the next twelve months.

Environmental Liabilities
We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of sites, including certain of our previously owned properties. At June 30, 2009 and December 31, 2008, our accruals for environmental expenditures included in “Accrued liabilities” and “Other liabilities” in the condensed consolidated balance sheets totaled $120 million and $123 million, respectively. Our environmental accruals include retained liabilities for previously owned or operated, refining, pipeline, terminal and retail station properties. We believe these accruals are adequate and they include the expected participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess. It is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. Our accruals for these environmental liabilities totaled $84 million and $87 million at June 30, 2009 and December 31, 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to have insurance claims under environmental insurance policies that provide coverage up to $140 million for liabilities in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
In February 2009, we received a Notice of Violation (“NOV”) from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV.
We are a defendant, along with other manufacturing, supply and marketing defendants, in four pending cases alleging MTBE contamination in groundwater. In January 2009, we were served with the fourth lawsuit. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the four cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for three of the four cases was included in accrued liabilities at June 30, 2009. We believe the resolution of the four cases will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.

Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and believe we have defenses to the allegations and intend to vigorously defend ourselves.
Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We are investigating the allegations contained in the NOV.
Environmental Capital Expenditures
The EPA requirements to reduce non-road diesel sulfur content becomes effective in phases through 2012. At our North Dakota refinery, we expect to spend $8 million in 2009 through 2010 to meet the standards, including $1 million spent during the first six months of 2009. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the diesel fuel standards.
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We plan to spend $280 million in 2009 through 2012 at five of our refineries to comply with the regulations, including $22 million spent in the first six months of 2009. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the benzene reduction standards. These cost estimates are subject to further review and analysis.
Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes and a portfolio of smaller capital projects. Previously, these elements had been part of a larger project to replace our power cogeneration units and steam boilers, which we are pursuing as a strategic reliability project.
Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. We expect to spend $65 million in 2009 through 2014 to complete the project, including $5 million spent during the first six months of 2009.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by rerouting these emergency relief systems. We expect to spend $49 million in 2009 through 2010, including $12 million spent during the first six months of 2009.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems. We expect to spend $62 million primarily in 2009 through 2013 for this project, including $8 million spent during the first six months of 2009.
We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects could cost between $50 million and $150 million in 2009 through 2015. The timing of these projects is under evaluation and is subject to change.
In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro is required under a consent decree with the EPA to address issues to reduce air emissions. We expect to spend $14 million in 2009 through 2010 to install NOx emission controls on boilers and heaters at these refineries.
We have completed the installation of enhanced vapor recovery and in-station diagnostic systems at our California gasoline retail stations as required by the California Air Resources Board. We spent $8 million during the first six months of 2009.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other things, modified the industry requirements for the Renewable Fuel Standard (“RFS”). This standard requires the total volume of renewable transportation fuels (including ethanol and biodiesel) sold or introduced in the U.S. to be 11.1 billion gallons in 2009 rising to 36 billion gallons by 2022. The requirements could reduce demand growth for petroleum products in the future. In the near term, the RFS presents ethanol production and logistics challenges for both the ethanol and petroleum refining and marketing industries and may require additional expenditures by us to accommodate increased ethanol use.
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
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2009 Period average throughput of 551 Mbpd, would change annualized pretax operating income by approximately $201 million.
We maintain inventories of crude oil and intermediate and finished refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26 million barrels and 24 million barrels at June 30, 2009 and December 31, 2008, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2009 was approximately $35 per barrel on a LIFO basis, compared to market prices of approximately $76 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the value of our inventory to market.
We periodically use non-trading derivative instruments primarily to manage exposure to commodity price risks associated with the purchase and sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with durations of less than one year. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long-haul crude oils to crude oil prices at the day-of-processing.
We mark-to-market our open derivative instruments and recognize the changes in their fair values in earnings. We include the carrying amounts of our derivatives in “Prepayments and other” or “Accrued liabilities” in the condensed consolidated balance sheet. We did not designate or account for any derivative instruments as hedges during 2009 or 2008. Accordingly, no change in the value of the related underlying physical commodity is recorded.

Net earnings during the 2009 and 2008 second quarters included derivative instrument losses of $52 million and $133 million, respectively. The losses were comprised of the following (in millions):

	June 30,
	2009		2008
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized gain carried on open derivative positions from prior year	2	$7	5	$31
Realized loss on settled derivative positions	73	(46)	225	(145)
Unrealized loss on open derivative positions.	2	(13)	3	(19)

Net loss		$(52)		$(133)

Our open derivative positions at June 30, 2009 will expire at various times primarily during 2009. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open derivative positions of 2 million barrels at June 30, 2009, a $1 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pretax operating income by approximately $2 million.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2008 Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2009 Annual Meeting of Stockholders of the Company was held on May 6, 2009.

(b)	The following directors were elected at the 2009 Annual Meeting of Stockholders to hold office until the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified. A tabulation of the number of votes for or withheld with respect to each such director is set forth below:

Name	Votes For	Withheld
John F. Bookout, III	109,716,700	8,460,352
Rodney F. Chase	114,033,645	4,143,408
Robert W. Goldman	113,522,719	4,654,334
Steven H. Grapstein	115,631,479	2,545,573
William J. Johnson	110,971,907	7,205,145
J.W. Nokes	112,179,812	5,997,241
Donald H. Schmude	116,081,089	2,095,964
Bruce A. Smith	115,772,083	2,404,970
Michael E. Wiley	112,211,437	5,965,616
(c)	With respect to the ratification of the appointment of Ernst & Young LLP as Tesoro’s independent auditors for fiscal year 2009, there were 117,306,974 votes for; 610,589 against; 256,524 abstentions; and no broker non-votes.

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: July 30, 2009	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2009	/s/ GREGORY A. WRIGHT
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