Form 10-Q
period 2009-09-30
TESORO CORP /NEW/
filed 2009-11-09
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 140,204,799 shares of the registrant’s Common Stock outstanding at November 3, 2009.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$534	$20
Receivables, less allowance for doubtful accounts	1,082	738
Inventories	690	787
Prepayments and other	89	101

Total Current Assets	2,395	1,646

PROPERTY, PLANT AND EQUIPMENT
Refining	5,687	5,468
Retail	650	599
Corporate and other	212	198

	6,549	6,265
Less accumulated depreciation and amortization	(1,396)	(1,184)

Net Property, Plant and Equipment	5,153	5,081

OTHER NONCURRENT ASSETS
Goodwill	89	89
Acquired intangibles, net	255	269
Other, net	352	348

Total Other Noncurrent Assets	696	706

Total Assets	$8,244	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,432	$1,027
Accrued liabilities	517	412
Current maturities of debt	3	2

Total Current Liabilities	1,952	1,441

DEFERRED INCOME TAXES	443	416
OTHER LIABILITIES	775	749
DEBT	1,836	1,609
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 146,988,339 shares issued (145,755,260 in 2008)	24	24
Additional paid-in capital	935	916
Retained earnings	2,614	2,616
Treasury stock, 7,149,542 common shares (7,380,182 in 2008), at cost	(144)	(147)
Accumulated other comprehensive loss	(191)	(191)

Total Stockholders’ Equity	3,238	3,218

Total Liabilities and Stockholders’ Equity	$8,244	$7,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES (a)	$4,742	$8,682	$12,203	$24,175

COSTS AND EXPENSES:
Costs of sales and operating expenses (a)	4,492	8,049	11,536	23,351
Selling, general and administrative expenses	55	68	162	178
Depreciation and amortization	102	99	315	288
Loss on asset disposals and impairments	4	14	25	37

OPERATING INCOME	89	452	165	321
Interest and financing costs	(35)	(30)	(94)	(83)
Interest income	—	2	3	5
Foreign currency exchange loss	(3)	—	(13)	(8)
Other income	—	1	—	50

EARNINGS BEFORE INCOME TAXES	51	425	61	285
Income tax provision	18	166	22	104

NET EARNINGS	$33	$259	$39	$181

NET EARNINGS PER SHARE:
Basic	$0.24	$1.89	$0.28	$1.33
Diluted	$0.24	$1.86	$0.28	$1.30

WEIGHTED AVERAGE COMMON SHARES:
Basic	138.2	137.1	138.0	136.6
Diluted	139.7	139.4	139.6	139.3

DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$72	$67	$213	$213
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions except per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$39	$181
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization	315	288
Amortization of debt issuance costs and discounts	10	8
Loss on asset disposals and impairments	25	37
Stock-based compensation	33	8
Deferred income taxes	68	88
Provisions for bad debt	7	3
Excess tax benefits from stock-based compensation arrangements	(1)	(2)
Other changes in non-current assets and liabilities	(71)	(53)
Changes in current assets and current liabilities:
Receivables	(351)	(559)
Inventories	96	348
Prepayments and other	(2)	(28)
Accounts payable and accrued liabilities	501	463

Net cash from operating activities	669	782

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(326)	(500)
Proceeds from asset sales	1	39

Net cash used in investing activities	(325)	(461)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount of $12 million and issuance costs of $6 million	282	—
Borrowings under revolving credit agreement	418	5,527
Repayments on revolving credit agreement	(484)	(5,647)
Repayments of debt	(2)	(2)
Dividend payments	(41)	(41)
Proceeds from stock options exercised	1	5
Repurchase of common stock	(2)	(3)
Excess tax benefits from stock-based compensation arrangements	1	2
Financing costs and other	(3)	(1)

Net cash from (used in) financing activities	170	(160)

INCREASE IN CASH AND CASH EQUIVALENTS	514	161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$534	$184

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid in excess of amount capitalized	$36	$37
Income taxes paid, net of refunds	$32	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$35	$42
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
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. We have reclassified certain previously reported amounts related to gains and losses on our derivative instruments to conform to the current presentation (see Note I).
We have evaluated subsequent events through the filing of this Form 10-Q on November 9, 2009. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
NOTE B — EARNINGS PER SHARE
We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Common stock options for which the exercise prices were greater than the average market price of our common stock are excluded from potentially dilutive shares. These options totaled 5.4 million shares and 4.8 million shares for the three and nine months ended September 30, 2009, respectively, and 3.4 million shares and 3.3 million shares for the three and nine months ended September 30, 2008, respectively. Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net earnings	$33	$259	$39	$181

Weighted average common shares outstanding	138.2	137.1	138.0	136.6

Basic Earnings Per Share	$0.24	$1.89	$0.28	$1.33

Diluted:
Net earnings	$33	$259	$39	$181

Weighted average common shares outstanding	138.2	137.1	138.0	136.6
Dilutive effect of stock options and unvested restricted stock	1.5	2.3	1.6	2.7

Total diluted shares	139.7	139.4	139.6	139.3

Diluted Earnings Per Share	$0.24	$1.86	$0.28	$1.30

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2009	2008
Crude oil and refined products	$582	$680
Oxygenates and by-products	18	22
Merchandise	13	13
Materials and supplies	77	72

Total Inventories	$690	$787

Crude oil and refined products inventories valued at LIFO cost were less than replacement cost by approximately $1.1 billion and $405 million at September 30, 2009 and December 31, 2008, respectively. At both September 30, 2009 and 2008, reductions in inventory quantities resulted in liquidations of applicable LIFO inventory quantities carried at lower costs in the prior year. The LIFO liquidation resulted in a decrease of costs of sales of $12 million during the three and nine months ended September 30, 2009 and $68 million and $146 million during the three months and nine months ended September 30, 2008, respectively.
NOTE D — DEBT
In June 2009, we issued $300 million aggregate principal amount of 9.75% senior notes due June 2019 for general corporate purposes. The notes were issued at a price of 96.172% at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 109.75% with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies, Moody’s or Standard and Poor’s, assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
Credit Agreement — Revolving Credit Facility
In May 2009, we amended our credit agreement, which among other things, modified the following:
•	the covenant permitting additional unsecured indebtedness, as defined, increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements increased from $500 million to $600 million;

•	the applicable margin, as defined; and

•	the annual rate of commitment fees to 0.375% from 0.25% for the unused portion of the revolving credit facility.
At September 30, 2009, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.64 billion (based upon an Alaska North Slope crude oil price of $70 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The capacity can be further increased up to $1.95 billion. We had no borrowings and $474 million in letters of credit outstanding under the credit agreement as of September 30, 2009, resulting in total unused credit availability of approximately $1.2 billion

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
or 71% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at September 30, 2009), or a Eurodollar rate (0.25% at September 30, 2009) plus an applicable margin. The applicable margin at September 30, 2009 was 1.50% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.50% at September 30, 2009). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.375% as of September 30, 2009. Our credit agreement expires in May 2012.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. We satisfied all of the financial covenants under the credit agreement for the three and nine months ended September 30, 2009. The credit agreement is guaranteed by substantially all of Tesoro’s active subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain letters of credit up to $600 million under separate letter of credit agreements for the purchase of foreign petroleum inventories. At September 30, 2009, our letters of credit capacity under three agreements totaled $500 million, of which $331 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.
Capitalized Interest
We capitalize interest as part of the cost of major projects during extended construction periods. Capitalized interest, which is a reduction to interest and financing costs in the condensed statements of consolidated operations, totaled $7 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and $17 million and $22 million for the nine months ended September 30, 2009 and 2008, respectively.
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors the following four defined benefit pension plans: a funded employee retirement plan, an unfunded executive security plan, an unfunded non-employee director retirement plan and an unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the nine months ended September 30, 2009, we voluntarily contributed $35 million to improve the funded status of the plan. The components of pension benefit expense included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2009 and 2008 were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$10	$6	$27	$24
Interest cost	7	5	20	17
Expected return on plan assets	(5)	(5)	(15)	(19)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	4	1	11	4
Curtailment	—	—	—	2

Net Periodic Benefit Expense	$17	$8	$46	$31

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other postretirement benefit expense, primarily for health insurance, included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2009 and 2008 were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$3	$4	$12	$12
Interest cost	4	6	15	15
Recognized net actuarial (gain) loss	(1)	1	1	2
Amortization of prior service cost	—	1	—	1

Periodic Benefit Expense	$6	$12	$28	$30

NOTE F — COMMITMENTS AND CONTINGENCIES
Environmental and Tax Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. We cannot predict the ultimate outcomes of these matters with certainty, and we have made related accruals based on our best estimates. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.
Tesoro is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources.
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating and closed retail stations and operating and closed refined products terminals. For example, the U.S. Congress is considering legislation seeking to establish a national cap-and-trade program beginning in 2012 to address greenhouse gas emissions and climate change. The U.S. Environmental Protection Agency is also proposing to regulate greenhouse gases emissions under the Clean Air Act. The impact of these legislative and regulatory developments, including any cap-and-trade program, could result in increased compliance costs, additional operating restrictions on our business, and an increase in the cost of the products we manufacture, which could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts.
Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $22 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Tesoro is also subject to extensive federal, state and local tax laws and regulations. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Liabilities
We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of current and previously owned properties. Our accruals for environmental expenditures included in “Accrued liabilities” and “Other liabilities” in the condensed consolidated balance sheets totaled $114 million and $123 million at September 30, 2009 and December 31, 2008, respectively. Our environmental accruals include retained liabilities for previously owned or operated, refining, pipeline, terminal and retail station properties. We believe these accruals are adequate and they include the expected participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess. It is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. Our accruals for these environmental liabilities totaled $82 million and $87 million at September 30, 2009 and December 31, 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution, but we believe the final resolution of the order will not have a material adverse effect on our financial position or results of operations.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
We received a Notice of Violation (“NOV”) from the EPA in February 2009 relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G — STOCKHOLDERS’ EQUITY
Cash Dividends
On November 8, 2009, our Board of Directors declared a quarterly cash dividend on common stock of $0.05 per share, payable on December 15, 2009 to shareholders of record on December 1, 2009. We have paid previously declared quarterly cash dividends on common stock of $0.10 per share in each of the first three quarters of 2009.
NOTE H — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$2	$5	$9	$15
Restricted stock	4	3	10	9
Stock appreciation rights	5	(1)	9	(13)
Phantom stock	3	—	5	(3)

Total Stock-Based Compensation Expense	$14	$7	$33	$8

The income tax benefit from tax deductions associated with stock-based compensation totaled $2 million and $3 million for the nine months ended September 30, 2009 and 2008, respectively.
Stock Options
The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. We granted 583,400 options during the nine months ended September 30, 2009 with a weighted-average exercise price of $14.13 per share. The estimated weighted-average grant-date fair value per share of options granted was $6.45. These options will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $12 million as of September 30, 2009. This cost is expected to be recognized over a weighted-average period of 1.1 years. A summary of our stock options as of September 30, 2009 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options outstanding	8,247,038	$21.31	5.3	$—
Options vested or expected to vest	8,208,878	$21.33	5.3	$—
Options exercisable	6,763,986	$19.23	4.6	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
The fair value of each restricted share on the grant date is equal to the market price of our common stock on the date of grant. The estimated fair value of our restricted stock is amortized over the vesting period using the straight-line method. We issued 987,500 shares of restricted stock during the nine months ended September 30, 2009 with a weighted-average grant-date fair value of $14.13 per share. These restricted shares vest in annual increments ratably over three years. Unrecognized compensation cost related to our non-vested restricted stock totaled $20 million as of September 30, 2009, which is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2009, we had 1,378,716 shares of restricted stock outstanding at a weighted-average grant-date fair value of $21.66 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles a holder to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We granted 5,121,100 SARs during the nine months ended September 30, 2009 to our employees at 100% of the fair value of Tesoro’s common stock with a weighted-average grant price of $14.13 per SAR. The SARs granted in 2009 vest ratably over three years following the date of grant and expire seven years from the grant date. The liability associated with our SARs in the condensed consolidated balance sheets totaled $11 million and $3 million at September 30, 2009 and December 31, 2008, respectively.
Phantom Stock Options
We granted 1,593,000 phantom stock options during the nine months ended September 30, 2009 to our executive officers with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date of $14.13 per share. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. The liability associated with these executive phantom stock awards in the condensed consolidated balance sheet totaled $4 million at September 30, 2009.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I — OPERATING SEGMENTS
We are an independent refiner and marketer of petroleum products and derive revenues from two operating segments, refining and retail. We evaluate our segments’ performance primarily based on segment operating income, which includes revenues and expenses directly attributable to the segment. Intersegment sales from refining to retail are made at prices, which approximate market. Income taxes, interest and financing costs, interest income, foreign currency exchange gain or loss, other income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable segment assets are those assets used by the segment. Identifiable corporate assets are principally cash and other assets that are not associated with a specific operating segment. Segment information is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Refining:
Refined products	$4,489	$8,227	$11,310	$22,808
Crude oil resales and other (a)	91	289	526	998
Retail:
Fuel (b)	863	1,219	2,182	3,479
Merchandise and other	63	67	178	189
Intersegment Sales from Refining to Retail	(764)	(1,120)	(1,993)	(3,299)

Total Revenues	$4,742	$8,682	$12,203	$24,175

Segment Operating Income (Loss)
Refining (c)	$84	$476	$268	$474
Retail (d)	53	34	42	(5)

Total Segment Operating Income	137	510	310	469
Corporate and Unallocated Costs	(48)	(58)	(145)	(148)

Operating Income	89	452	165	321
Interest and Financing Costs	(35)	(30)	(94)	(83)
Interest Income	—	2	3	5
Foreign Currency Exchange Loss	(3)	—	(13)	(8)
Other Income (e)	—	1	—	50

Earnings Before Income Taxes	$51	$425	$61	$285

Depreciation and Amortization
Refining	$86	$83	$263	$239
Retail	10	10	29	32
Corporate	6	6	23	17

Total Depreciation and Amortization	$102	$99	$315	$288

Capital Expenditures
Refining	$91	$119	$250	$407
Retail	1	4	10	10
Corporate	4	7	31	24

Total Capital Expenditures	$96	$130	$291	$441

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2009	2008
Identifiable Assets
Refining	$6,779	$6,542
Retail	644	649
Corporate	821	242

Total Assets	$8,244	$7,433

(a)	We have reclassified our gains/losses associated with our derivative instruments for all periods presented from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses.” The reclassifications totaled a $6 million loss and a $16 million gain during the three months ended September 30, 2009 and 2008, respectively, and losses of $61 million and $192 million during the nine months ended September 30, 2009 and 2008, respectively. “Crude oil resales and other” primarily represents occasional sales of crude oil that we have purchased to optimize our refinery supply.

(b)	Federal and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses” in our condensed statements of consolidated operations. These taxes totaled $72 million and $67 million for the three months ended September 30, 2009 and 2008, respectively, and $213 million for both the nine months ended September 30, 2009 and 2008.

(c)	Refining operating income for the nine months ended September 30, 2009 included a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery.

(d)	Retail operating loss for 2008 includes impairment charges related to a potential sale of 20 retail stations during the 2008 first quarter and the closure of 42 Mirastar stations during the 2008 third quarter.

(e)	During the nine months ended September 30, 2008, we received net refunds totaling $50 million from the Trans Alaska Pipeline System (“TAPS”) for previous years’ refinery transportation and distribution costs associated with our protest of intrastate tariffs charged between 1997 and 2003.
NOTE J — FAIR VALUE MEASUREMENTS
We classify financial assets and financial liabilities into the following fair value hierarchy: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. During the first nine months of 2009, we did not measure any significant nonfinancial assets or nonfinancial liabilities at fair value. Our only financial assets and financial liabilities that were measured at fair value on a recurring basis at September 30, 2009 were our derivative instruments. Our derivative instruments consist primarily of exchange-traded futures and over-the-counter swaps and options. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in Level 1 of the fair value hierarchy. Options are valued using quoted prices from exchanges. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves. Our swap and option instruments are both categorized in Level 2 of the fair value hierarchy since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price. Our derivative instruments measured at fair value by the three levels described above are as follows (in millions):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$5	$5	$—	$—
Liabilities:
Derivatives	$(7)	$(2)	$(5)	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including any related cash collateral.
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. We estimated fair value for our debt primarily using quoted market prices. The carrying value and fair value of our debt at September 30, 2009 were both approximately $1.8 billion.
NOTE K — DERIVATIVE INSTRUMENTS
The timing, direction and the overall change in refined product prices versus crude oil prices impacts profit margins and could have a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with maturity dates of less than one year.
Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At September 30, 2009, we had open net short swaps positions of 19,000 barrels and open net short futures positions of 1.3 million barrels. We have swap derivative instruments that require cash collateral if our liability position exceeds specified thresholds. At September 30, 2009, we did not have any cash collateral outstanding.
All of our derivative instruments are matched against physical crude oil or finished product barrels used in our refining and marketing operations. We do not use derivative instruments for trading purposes. We elected not to designate our derivative instruments as cash flow or fair value hedges during the three and nine months ended September 30, 2009 and 2008. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value in “Costs of sales and operating expenses”. Accordingly, no change in the value of the related underlying physical commodity is recorded. The carrying amounts of our derivative instruments are recorded at fair value in “Prepayments and other” or “Accrued liabilities”.
The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of September 30, 2009 and December 31, 2008. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree to the fair value information presented in Note J.

	Assets			Liabilities
	Balance			Balance
	Sheet	September 30,	December 31,	Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008
Commodity contracts	Prepayments and other	$64	$157	Accrued liabilities	$66	$140

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following information presents the gains and losses for our non-hedging derivative instruments for the three months and nine months ended September 30, 2009 and 2008 (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2009	2008	2009	2008
Commodity contracts	Costs of sales and operating expenses	$(6)	$16	$(61)	$(192)
NOTE L — NEW ACCOUNTING STANDARDS
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the exclusive authoritative source for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification is a compilation of U.S. GAAP previously issued by several standard setters. Future FASB accounting standards will update the Codification and will be referred to as “Accounting Standards Updates”. The Codification became effective for Tesoro for the period ended September 30, 2009 and its adoption did not impact our financial position or results of operations.
Disclosures about Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted a standard that changes the annual and interim disclosure requirements for derivative instruments and hedging activities. An entity with derivative instruments is required to disclose how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for and how those items affect its financial position, financial performance and cash flows. The adoption of this standard did not impact our financial position or results of operations. The new disclosures under the standard are included in Note K.
Fair Value Measurements
On January 1, 2009, we adopted a standard that expanded the framework and disclosures for measuring fair value to nonfinancial assets and nonfinancial liabilities, including impaired property, plant and equipment, goodwill and the initial recognition of asset retirement obligations. The adoption of this standard did not impact our financial position or results of operations.
Business Combinations
On January 1, 2009, we adopted a standard that requires, with limited exceptions, that the assets acquired and liabilities assumed in a business combination be recorded at the acquisition-date fair value. This standard changed the accounting treatment for certain acquisition related items, including:
•	expensing acquisition related costs as incurred;

•	valuing noncontrolling interests at fair value at the acquisition date; and

•	expensing restructuring costs associated with an acquired business.
The adoption of this standard did not impact our financial position or results of operations.
Subsequent Events
As of June 30, 2009, we adopted a standard, that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard requires us to evaluate subsequent events through the date that the financial statements are issued and to

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disclose the date of evaluation. The adoption of this standard did not impact our financial position or results of operations.
Interim Disclosures about Fair Value of Financial Instruments
As of June 30, 2009, we adopted a standard that requires fair value disclosures of financial instruments in interim and annual financial statements. The adoption of this standard did not impact our financial position or results of operations (see Note J for further information).
Employers Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued a standard that requires disclosures of the level within the fair value hierarchy (i.e. level 1, level 2 and level 3) for each major category of plan assets. The standard also requires disclosure of investment policies and strategies, the fair value of plan assets by major category, the nature and amount of any concentrations of risk within categories, and the valuation techniques and inputs used to develop fair value measurements of plan assets. This standard is effective for the year ended December 31, 2009 and will not impact our financial position or results of operations.
Variable Interest Entities
In June 2009, the FASB issued a standard that amends previous guidance on variable interest entities. The standard modifies the criteria for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective as of January 1, 2010 and will not impact our financial position or results of operations.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$533	$1	$—	$534
Receivables, less allowance for doubtful accounts	63	802	217	—	1,082
Inventories	—	671	19	—	690
Prepayments and other	53	36	—	—	89

Total Current Assets	116	2,042	237	—	2,395

Net Property, Plant and Equipment	—	4,983	170	—	5,153
Investment in Subsidiaries	4,177	(80)	(5)	(4,092)	—
Long-Term Receivables from Affiliates	1,882	—	77	(1,959)	—
Other Noncurrent Assets	44	651	1	—	696

Total Assets	$6,219	$7,596	$480	$(6,051)	$8,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$144	$1,461	$344	$—	$1,949
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	144	1,464	344	—	1,952

Long-Term Payables to Affiliates	—	1,959	—	(1,959)	—
Debt	1,812	24	—	—	1,836
Other Noncurrent Liabilities	1,025	191	2	—	1,218
Stockholders’ Equity	3,238	3,958	134	(4,092)	3,238

Total Liabilities and Stockholders’ Equity	$6,219	$7,596	$480	$(6,051)	$8,244

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$5,921	$533	$(1,712)	$4,742
Costs and expenses	2	5,831	532	(1,712)	4,653

OPERATING INCOME (LOSS)	(2)	90	1	—	89
Equity in earnings (loss) of subsidiaries	35	(1)	—	(34)	—
Other expense	—	(38)	—	—	(38)

EARNINGS (LOSS) BEFORE INCOME TAXES	33	51	1	(34)	51
Income tax provision ) (a)	—	18	—	—	18

NET EARNINGS (LOSS)	$33	$33	$1	$(34)	$33

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,597	$1,199	$(3,114)	$8,682
Costs and expenses	1	10,148	1,195	(3,114)	8,230

OPERATING INCOME (LOSS)	(1)	449	4	—	452
Equity in earnings (loss) of subsidiaries	259	—	(1)	(258)	—
Other income (expense)	—	(28)	1	—	(27)

EARNINGS BEFORE INCOME TAXES	258	421	4	(258)	425
Income tax provision (benefit) (a)	(1)	165	2	—	166

NET EARNINGS (LOSS)	$259	$256	$2	$(258)	$259

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$14,663	$1,395	$(3,855)	$12,203
Costs and expenses	5	14,494	1,394	(3,855)	12,038

OPERATING INCOME (LOSS)	(5)	169	1	—	165
Equity in earnings (loss) of subsidiaries	43	(31)	(3)	(9)	—
Other expense	—	(104)	—	—	(104)

EARNINGS (LOSS) BEFORE INCOME TAXES	38	34	(2)	(9)	61
Income tax provision (benefit) (a)	(1)	23	—	—	22

NET EARNINGS (LOSS)	$39	$11	$(2)	$(9)	$39

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$28,546	$3,391	$(7,762)	$24,175
Costs and expenses	2	28,231	3,383	(7,762)	23,854

OPERATING INCOME (LOSS)	(2)	315	8	—	321
Equity in earnings (loss) of subsidiaries	182	(28)	(2)	(152)	—
Other income (expense)	—	(29)	(7)	—	(36)

EARNINGS (LOSS) BEFORE INCOME TAXES	180	258	(1)	(152)	285
Income tax provision (benefit) (a)	(1)	104	1	—	104

NET EARNINGS (LOSS)	$181	$154	$(2)	$(152)	$181

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from operating activities	$—	$607	$62	$—	$669

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(293)	(33)	—	(326)
Intercompany notes, net	(171)	—	—	171	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	(171)	(292)	(33)	171	(325)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt borrowings, net of discount of $12 million and issuance costs of $6 million	282	—	—	—	282
Borrowings under revolver	418	—	—	—	418
Repayments on revolver	(484)	—	—	—	(484)
Repurchase of common stock	(2)	—	—	—	(2)
Dividend payments	(41)	—	—	—	(41)
Repayments of debt	—	(2)	—	—	(2)
Financing costs and other	(3)	—	—	—	(3)
Proceeds from stock options exercised	1	—	—	—	1
Excess tax benefits from stock-based compensation arrangements	—	1	—	—	1
Net intercompany borrowings (repayments)	—	199	(28)	(171)	—

Net cash from (used in) financing activities	171	198	(28)	(171)	170

INCREASE IN CASH AND CASH EQUIVALENTS	—	513	1	—	514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$533	$1	$—	$534

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$634	$160	$—	$782

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(490)	(10)	—	(500)
Intercompany notes, net	172	—	—	(172)	—
Proceeds from asset sales	—	39	—	—	39

Net cash from (used in) investing activities	172	(451)	(10)	(172)	(461)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	5,527	—	—	—	5,527
Repayments on revolver	(5,647)	—	—	—	(5,647)
Repurchase of common stock	(3)	—	—	—	(3)
Dividend payments	(41)	—	—	—	(41)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Financing costs and other	(1)	—	—	—	(1)
Net intercompany borrowings (repayments)	—	(22)	(150)	172	—

Net cash from (used in) financing activities	(160)	(22)	(150)	172	(160)

INCREASE IN CASH AND CASH EQUIVALENTS	—	161	—	—	161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$184	$—	$—	$184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS STRATEGY AND OVERVIEW
Industry Overview
Our profitability is substantially determined by the difference between the aggregate value of all the refined products produced from refining crude oil and the price of crude oil or “industry refining margins.” The current economic recession, including its historically high unemployment rates continued to negatively impact demand for refined products and industry refining margins during the first nine months of 2009. U.S. demand for diesel and jet fuel was well below the five-year average primarily due to significantly lower commercial activity. U.S. distillate inventories climbed to their highest levels since 1983 during the third quarter of 2009. U.S. West Coast benchmark diesel margins averaged $10 per barrel during the first nine months of 2009 (“2009 Period”) compared to $25 per barrel during the first nine months of 2008 (“2008 Period”). U.S. demand for gasoline averaged near or below the five-year average during the 2009 Period and U.S. gasoline inventories reached a five-year high during the third quarter. However, on the U.S. West Coast industry gasoline margins were stronger than U.S. industry averages during the 2009 Period. Due to the impact of heavy refining industry turnaround (a planned shutdown for maintenance) activity in the first quarter and unplanned industry maintenance in the third quarter, U.S. West Coast benchmark gasoline margins averaged $18 per barrel during the 2009 Period compared to $13 per barrel during the 2008 Period. Narrowing differentials between heavy and light crude oil prices also continued to negatively impact industry refining margins during the 2009 third quarter. For example, Oriente crude (a South American heavy crude oil) traded $7 per barrel below Alaska North Slope crude (a light crude oil) versus $14 per barrel last year. Price differentials for heavy crude oil were reduced due in part to a lower supply of heavy crude oils from Venezuela, Mexico and the Middle East and higher demand for heavy crude oil in China and India.
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

In response to declining refined product demand and refining industry margins, beginning in late 2007 we began implementing initiatives to operate in a lower margin environment. We expect the remainder of 2009 will be a challenging period as the current economic recession in the U.S. and abroad continues to negatively impact product demand and U.S. West Coast refining margins in October 2009 were about half of September levels.
In 2009, our goals are further focused on:
•	lowering cash break-even costs;

•	gaining sustainable improvements in our capture of available margins; and

•	funding our capital program through operating cash flow.
We plan to continue to improve our capture of available margins and operating profit in 2009 by:
•	lowering crude oil costs and refinery operating expenses through benefits of our prior years’ capital programs;

•	reducing logistics costs, including shipping costs;

•	increasing flexibility in our slate of crude oil feedstocks;

•	matching production to demand;

•	optimizing profitability by shifting production between gasoline and distillates; and

•	reducing operating expenses through energy and maintenance efficiency programs.
Future Capital Projects
We have identified approximately 300 quick-return capital projects. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, including improving energy efficiency at all of our refineries. The cost for the majority of these projects averages less than $1 million per project. We have budgeted approximately $50 million in 2010 for these projects.
Global Financial Markets
We continue to remain attentive to current financial market conditions, including limited credit availability, even as we continue to see global financial markets improve. While our ability to finance operations has not been impaired, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net income was $33 million ($0.24 per diluted share) for the three months ended September 30, 2009 (“2009 Quarter”), compared with net earnings of $259 million ($1.86 per diluted share) for the three months ended September 30, 2008 (“2008 Quarter”). The decrease in net earnings during the 2009 Quarter was primarily due to the following:
•	significantly lower industry distillate margins primarily from reduced demand and excess inventories;

•	the narrowing of price differentials between heavy and light crude oils which negatively impacted gross refining margins in our California region;

•	the impact of unscheduled maintenance at our Golden Eagle refinery and unscheduled downtime at our Los Angeles refinery; and

•	a last-in-first-out (“LIFO”) liquidation benefit resulting in a reduction to costs of sales of $68 million during the 2008 Quarter versus a LIFO liquidation benefit of $12 million during the 2009 Quarter.
The decrease in net earnings during the 2009 Quarter was partially offset by reduced refining operating expenses of $71 million primarily reflecting decreased natural gas utility costs and lower refining throughput.
Our net income was $39 million ($0.28 per diluted share) for the nine months ended September 30, 2009 (“2009 Period”), compared with net earnings of $181 million ($1.30 per diluted share) for the nine months ended September 30, 2008 (“2008 Period”). The decrease in net earnings during the 2009 Period was primarily due to the following:
•	significantly lower industry distillate margins primarily from reduced demand and excess inventories;

•	the narrowing of price differentials between heavy and light crude oils which negatively impacted gross refining margins in our California region;

•	the impact of scheduled and unscheduled downtime;

•	a LIFO liquidation benefit resulting in a reduction to costs of sales of $146 million during the 2008 Period versus a LIFO liquidation benefit of $12 million during the 2009 Period; and

•	refunds during the 2008 Period totaling $50 million from the Trans Alaska Pipeline System (“TAPS”) in connection with rulings from the Regulatory Commission of Alaska concerning our protest of intrastate pipeline tariffs between 1997 and 2003.
The following factors positively impacted the 2009 Period compared to the 2008 Period, partially offsetting the decrease in net earnings:
•	reduced refining operating expenses of $169 million primarily reflecting decreased natural gas utility costs and lower refining throughput;

•	lower losses on our derivative instruments of $131 million; and

•	improved retail operating income of $47 million primarily due to lower impairment losses and operating expenses.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2009	2008	2009	2008
Revenues (a)
Refined products	$4,489	$8,227	$11,310	$22,808
Crude oil resales and other	91	289	526	998

Total Revenues	$4,580	$8,516	$11,836	$23,806

Throughput (thousand barrels per day)
Heavy crude oil (b)	162	221	176	194
Light crude oil	361	364	342	380
Other feedstocks	41	37	37	35

Total Refining Throughput	564	622	555	609

% Heavy Crude Oil of Total Refining Throughput (b)	29%	36%	32%	32%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	289	283	278	282
Jet fuel	79	82	70	80
Diesel fuel	113	158	115	144
Heavy oils, residual products, internally produced fuel and other	115	132	124	133

Total Yield	596	655	587	639

Gross refining margin ($/throughput barrel) (c)	$9.59	$16.69	$10.04	$11.21

Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$4.79	$5.24	$4.90	$5.29

Segment Operating Income
Gross refining margin (d)	$498	$955	$1,521	$1,869
Expenses
Manufacturing costs	248	300	743	883
Other operating expenses	69	88	205	234
Selling, general and administrative	7	8	19	29
Depreciation and amortization (e)	86	83	263	239
Loss on asset disposals and impairments	4	—	23	10

Segment Operating Income	$84	$476	$268	$474

Refined Product Sales (thousand barrels per day) (f)
Gasoline and gasoline blendstocks	309	327	311	330
Jet fuel	92	94	83	95
Diesel fuel	129	164	123	146
Heavy oils, residual products and other	81	97	85	98

Total Refined Product Sales	611	682	602	669

Refined Product Sales Margin ($/barrel) (f)
Average sales price	$83.71	$131.21	$70.17	$124.68
Average costs of sales	76.47	117.83	61.72	114.43

Refined Product Sales Margin	$7.24	$13.38	$8.45	$10.25

Refining Data by Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2009	2008	2009	2008
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (g)
Golden Eagle	133	164	142	154
Los Angeles	102	109	103	107

Total	235	273	245	261

Gross refining margin	$250	$458	$771	$1,016
Gross refining margin ($/throughput barrel) (c)	$11.54	$18.22	$11.54	$14.22
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$7.02	$7.47	$6.72	$7.51

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (g)
Washington	92	101	85	108
Alaska	63	61	51	58

Total	155	162	136	166

Gross refining margin	$129	$205	$335	$372
Gross refining margin ($/throughput barrel) (c)	$9.08	$13.76	$9.04	$8.19
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.04	$3.79	$3.74	$3.94

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	66	72	68	70
Gross refining margin	$7	$80	$78	$30
Gross refining margin ($/throughput barrel) (c)	$1.05	$12.15	$4.17	$1.55
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.26	$3.45	$3.07	$3.23

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)
North Dakota	55	57	54	57
Utah	53	58	52	55

Total	108	115	106	112

Gross refining margin	$115	$213	$337	$448
Gross refining margin ($/throughput barrel) (c)	$11.50	$20.10	$11.64	$14.61
Manufacturing cost before depreciation and amortization (c) ($/throughput bbl)	$3.37	$3.12	$3.39	$3.42

(a)	Gains and losses associated with our derivative instruments have been reclassified from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses” in our condensed statements of consolidated operations for all periods presented. The reclassifications totaled a $6 million loss and a $16 million gain during the three months ended September 30, 2009, and 2008, respectively, and losses of $61 million and $192 million during the nine months ended September 30, 2009 and 2008, respectively. Refined products sales include intersegment sales to our retail segment at prices which approximate market of $764 million and $1.1 billion for the three months ended September 30, 2009 and 2008, respectively, and $2.0 billion and $3.3 billion for the nine months ended September 30, 2009 and 2008, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

(d)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.57 and $1.39 for the three months ended September 30, 2009 and 2008, respectively, and $1.63 and $1.35 for the nine months ended September 30, 2009 and 2008, respectively.

(f)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products.

(g)	We experienced reduced throughput due to scheduled turnarounds at the Alaska and Golden Eagle refineries during the 2009 second quarter, scheduled maintenance at the Washington refinery during the 2009 first quarter, and scheduled turnarounds at the Golden Eagle refinery during the 2008 first and second quarters and the Washington refinery during the 2008 first quarter.
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Overview. Operating income for our refining segment decreased by $392 million during the 2009 Quarter primarily due to lower gross refining margin and decreased refining throughput associated with refinery downtime, partially offset by lower operating expenses. Operating income in both periods benefited from a reduction of petroleum inventories by decreasing LIFO layers acquired at lower per-barrel costs. These inventory reductions resulted in decreases to costs of sales of $68 million in the 2008 Quarter versus $12 million in the 2009 Quarter.
Our gross refining margin per barrel decreased to $9.59 per barrel in the 2009 Quarter, compared to $16.69 per barrel in the 2008 Quarter reflecting significantly lower industry diesel fuel and jet fuel margins, partially offset by higher industry margins for gasoline. U.S. West Coast benchmark diesel fuel margins declined from an average of $24 per barrel during the 2008 Quarter to $10 per barrel during the 2009 Quarter, while U.S. West Coast benchmark gasoline margins increased to $17 per barrel in the 2009 Quarter from $12 per barrel in the 2008 Quarter. The decrease in industry diesel fuel margins reflects lower global demand and significantly higher inventories. Industry diesel fuel margins a year ago were stronger due to robust global demand and low inventories. U.S. West Coast industry gasoline margins increased during the 2009 Quarter due to higher demand and the impact of unplanned industry maintenance. Last year, industry gasoline margins were negatively impacted due to falling demand caused by the weakening economy.
Gross Refining Margins. On an aggregate basis, our total gross refining margin decreased to $498 million in the 2009 Quarter from $955 million in the 2008 Quarter, reflecting lower total gross refining margins in all of our regions. Our per-barrel gross refining margin was negatively impacted by the decline in overall industry margins described above. Our gross refining margin was also impacted during the 2009 Quarter as compared to the 2008 Quarter by the regional factors described below.

California Region
•	The reduction of price differentials between heavy and light crude oils during the 2009 Quarter negatively impacted gross refining margins in the region. The California refineries run a high proportion of heavy crude oils (63% of total refining throughput during the 2009 Quarter).

•	In the 2009 Quarter, unscheduled maintenance of the delayed coker and hydrocracker at the Golden Eagle refinery and unscheduled downtime of the delayed coker at the Los Angeles refinery negatively impacted gross refining margin. The delayed coker downtime and shifting from heavy crude oil to lighter crude oil in response to the reduction of heavy crude oil price differentials decreased the percentage of heavy crude oil throughput to total throughput in the region by approximately 6% quarter-over-quarter.
Mid-Continent Region
•	In the 2008 Quarter, we captured lower crude oil costs through reduced prices on local light sweet crude oils. These lower prices during the 2008 Quarter were not available during the 2009 Quarter.
Derivative Instruments. We periodically use derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $6 million during the 2009 Quarter versus a gain of $16 million during the 2008 Quarter.
Refining Throughput. Total refining throughput averaged 564 thousand barrels per day (“Mbpd”) in the 2009 Quarter compared to 622 Mbpd during the 2008 Quarter. The decrease primarily reflects matching production to lower product demand, unscheduled maintenance at the Golden Eagle refinery and unscheduled downtime at the Los Angles refinery.
Refined Products Sales. Revenues from sales of refined products decreased 45% to $4.5 billion in the 2009 Quarter as compared to the 2008 Quarter, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 36% to $83.71 per barrel in the 2009 Quarter as significantly lower average crude oil prices during the 2009 Quarter versus the 2008 Quarter led to lower product prices. Total refined product sales decreased 10% or 71 Mbpd from the 2008 Quarter, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales decreased 35% to $76.47 per barrel during the 2009 Quarter reflecting significantly lower average crude oil prices. The decrease in crude oil prices reflects significantly higher U.S. crude oil inventories combined with low demand. Manufacturing and other operating expenses decreased to $317 million in the 2009 Quarter, compared to $388 million in the 2008 Quarter, primarily reflecting lower natural gas utility costs and refining throughput. We also had higher incentive compensation costs of $23 million in the 2008 Quarter as we did not accrue any incentive compensation during the 2009 Quarter.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Overview. Operating income for our refining segment decreased by $206 million during the 2009 Period primarily due to lower gross refining margin and decreased refining throughput associated with refinery downtime, partially offset by lower operating expenses. Our operating income in both periods benefited from a reduction in petroleum inventories by decreasing LIFO layers acquired at lower per-barrel costs. These inventory reductions resulted in decreases to costs of sales of $146 million in the 2008 Period versus $12 million in the 2009 Period.
Our gross refining margin per barrel decreased to $10.04 per barrel in the 2009 Period, compared to $11.21 per barrel in the 2008 Period reflecting significantly lower industry diesel fuel and jet fuel margins, partially offset by higher industry margins for gasoline and heavy products. The decrease in industry diesel fuel margins during the 2009 Period reflects lower global demand and significantly higher inventories. Industry gasoline margins on the U.S. West Coast improved in the 2009 Period as compared to the 2008 Period primarily due to heavy industry downtime during the 2009 first quarter, unscheduled industry downtime during the 2009 Quarter and lower average gasoline inventories during 2009. We also benefited from lower differentials on heavy products, such as fuel oil, during the 2009 Period. Fuel oil prices averaged approximately 83% of Alaska North Slope Crude Oil (“ANS”) crude oil during the 2008 Period versus approximately 93% of ANS crude oil during the 2009 Period.
Gross Refining Margins. On an aggregate basis, our total gross refining margin decreased to $1.5 billion in the 2009 Period from $1.9 billion in the 2008 Period, primarily reflecting significantly lower total gross refining margins in our California and Mid-Continent regions. Our per-barrel gross refining margin was negatively impacted by the decrease in industry distillate margins described above. Our gross refining margin was also impacted during the 2009 Period as compared to the 2008 Period by the regional factors described below.
California Region
•	The reduction of price differentials between heavy and light crude oils negatively impacted gross refining margins in the region during the 2009 Period. Our California refineries run a high proportion of heavy crude oils (66% of total refining throughput during the 2009 Period).

•	Unscheduled maintenance of the delayed coker and hydrocracker at the Golden Eagle refinery in the 2009 Quarter and a turnaround of the hydrocracker at the Golden Eagle refinery in the 2009 Period negatively impacted gross refining margins.

•	A turnaround of five major units at the Golden Eagle refinery from mid-March through April 2008 negatively impacted gross refining margins in the prior year.
Pacific Northwest Region
•	Gross refining margin was negatively impacted by a refinery-wide turnaround at the Alaska refinery and other unscheduled downtime during the 2009 Period and a refinery-wide shutdown for repair of the crude tower at the Washington refinery from mid-January to mid-February 2009.

•	A turnaround of our fluid catalytic cracker and alkylation units at our Washington refinery from late January to mid-February 2008 negatively impacted gross refining margin during the 2008 Period.
Mid-Pacific Region
•	Decreased losses on our derivative instruments of $44 million year-over-year, which is further discussed below.

•	Completion of a controls modernization project in the 2008 fourth quarter, which improved reliability and refining yields and reduced energy costs benefited gross refining margin during the 2009 Period.

Derivative Instruments. We periodically use derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $61 million during the 2009 Period versus $192 million during the 2008 Period. The decrease in our losses reflects the impact of changing our hedging strategy and a more rapid increase in crude oil prices during the first half of 2008. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long haul crude oils to crude oil prices at the day of processing. We continue to monitor our hedging strategy in 2009. This change in strategy, in conjunction with a less volatile market in 2009 as compared with 2008, is reflected in the decrease in our derivative losses.
Refining Throughput. Total refining throughput averaged 555 Mbpd in the 2009 Period compared to 609 Mbpd during the 2008 Period. The decrease primarily reflects matching production to lower product demand, along with a refinery-wide shutdown of the Washington refinery for repairs during the 2009 first quarter, scheduled downtime at our Alaska refinery during the 2009 second quarter and unscheduled maintenance at the Golden Eagle refinery during the 2009 Quarter. During the 2009 first quarter, the refinery-wide shutdown reduced average refining throughput at the Washington refinery by 41 Mbpd quarter-over-quarter. The Golden Eagle refinery experienced scheduled downtime during the first half of both 2009 and 2008.
Refined Products Sales. Revenues from sales of refined products decreased 50% to $11.3 billion in the 2009 Period as compared to the 2008 Period, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 44% to $70.17 per barrel in the 2009 Period as significantly lower average crude oil prices during the 2009 Period led to lower product prices. Total refined product sales decreased by 10% or 67 Mbpd from the 2008 Period, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales decreased 46% to $61.72 per barrel during the 2009 Period reflecting significantly lower average crude oil prices. The decrease in crude oil prices reflects significantly higher U.S. crude oil inventories combined with low demand. Manufacturing and other operating expenses decreased to $948 million in the 2009 Period, compared to $1.1 billion in the 2008 Period, primarily reflecting lower natural gas utility costs and refining throughput. Depreciation and amortization increased by $24 million during the 2009 Period reflecting the completion of several capital projects during 2008, including the $600 million delayed coker unit at the Golden Eagle refinery. The increase in loss on asset disposals and impairments primarily reflects a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery in the 2009 second quarter. The equipment purchase was cancelled as we have reevaluated the scope and timing of the project.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2009	2008	2009	2008
Fuel	$863	$1,219	$2,182	$3,479
Merchandise and other	63	67	178	189

Total Revenues	$926	$1,286	$2,360	$3,668

Fuel Sales (millions of gallons)	345	334	1,004	1,026
Fuel Margin ($/gallon) (a)	$0.28	$0.30	$0.19	$0.18
Merchandise Margin (in millions)	$14	$16	$39	$44
Merchandise Margin (percent of sales)	25%	27%	25%	26%
Average Number of Stations (during the period)
Company-operated	388	414	388	432
Branded jobber/dealer	483	495	487	488

Total Average Retail Stations	871	909	875	920

Segment Operating Income (Loss)
Gross Margin
Fuel (b)	$98	$99	$189	$181
Merchandise and other non-fuel margin	21	22	58	60

Total Gross Margin	119	121	247	241

Expenses
Operating expenses	51	56	153	170
Selling, general and administrative	5	7	21	19
Depreciation and amortization	10	10	29	32
Loss on asset disposals and impairments (c)	—	14	2	25

Segment Operating Income (Loss)	$53	$34	$42	$(5)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with U.S. GAAP.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(c)	Includes impairment charges related to a potential sale of 20 retail stations during the 2008 first quarter and the closure of 42 Mirastar stations during the 2008 Quarter.
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Operating income for our retail segment increased $19 million in the 2009 Quarter, as compared to the 2008 Quarter. The 2008 Quarter included an impairment of $13 million for the closure of 42 Mirastar stations. Total gross margins decreased to $119 million during the 2009 Quarter from $121 million in the 2008 Quarter, reflecting slightly lower fuel margin per gallon partially offset by higher sales volumes due to higher demand associated with lower retail prices as compared to a year ago.
Revenues on fuel sales decreased to $863 million in the 2009 Quarter, from $1.2 billion in the 2008 Quarter, reflecting significantly lower sales prices. Costs of sales decreased from the 2008 Quarter due to lower prices for purchased fuel.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Operating income for our retail segment was $42 million in the 2009 Period, compared to an operating loss of $5 million in the 2008 Period. The 2008 Period included an impairment of $25 million related to the potential sale or closure of retail stations. Total gross margins increased to $247 million during the 2009 Period from $241 million in the 2008 Period, reflecting slightly higher fuel margin per gallon partially offset by slightly lower sales volumes.
Revenues on fuel sales decreased to $2.2 billion in the 2009 Period, from $3.5 billion in the 2008 Period, reflecting significantly lower sales prices and slightly lower sale volumes. Costs of sales decreased in the 2008 Period due to lower prices for purchased fuel. Our other expenses, excluding the loss on impairments, decreased by $18 million to $203 million during the 2009 Period reflecting a lower average station count.
Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $13 million and $16 million during the 2009 Quarter and the 2009 Period, respectively. The decreases primarily reflect lower employee and contract labor costs partially offset by higher stock-based compensation expenses. The decrease during the 2009 Period also reflects lower professional fees and purchased services.
Interest and Financing Costs
Interest and financing costs increased by $5 million and $11 million during the 2009 Quarter and 2009 Period, respectively. The increases reflect the issuance of our $300 million senior notes in June 2009 partially offset by lower outstanding revolver borrowings during 2009. The increase during the 2009 Period also reflects lower capitalized interest due to lower capital expenditures. Capitalized interest, which is a reduction to interest and financing costs, totaled $17 million and $22 million for the 2009 Period and 2008 Period, respectively.
Other Income
Other income totaled $1 million and $50 million in the 2008 Quarter and 2008 Period, respectively, reflecting refunds received from TAPS in connection with rulings by the Regulatory Commission of Alaska our protest of intrastate rates. We received a net refund of $45 million from TAPS concerning rates between 1997 and 2000 during the first quarter of 2008 and net refunds of $5 million associated with the rates between 2001 and 2003 during the 2008 second and third quarters. We did not earn other income during the 2009 Period.
Income Tax Provision
Our income tax provision totaled $18 million in the 2009 Quarter versus $166 million in the 2008 Quarter. In the 2009 Period, the income tax provision totaled $22 million versus a tax provision of $104 million in the 2008 Period. The combined federal and state effective income tax rate was 36% during both the 2009 Period and 2008 Period.

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
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2009 with $534 million of cash and cash equivalents, no borrowings under our revolver, and approximately $1.2 billion in available borrowing capacity under our credit agreement after $474 million in outstanding letters of credit. At September 30, 2009, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $169 million available after $331 million in outstanding letters of credit. Our total capacity of $1.81 billion under the credit agreement can be increased up to a total capacity of $1.95 billion. Capacity under our separate letter of credit agreements can be increased from $500 million to $600 million. In June 2009, we issued $300 million aggregate principal amount of 9 3/4% senior notes due 2019 for general corporate purposes. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.
Our $300 million 9 3/4% senior notes were issued at a price of 96.172% at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at a redemption price of 109.75% with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies, Moody’s or Standard and Poor’s, assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.
Cash Dividends
On November 8, 2009, our Board of Directors reduced our quarterly cash dividend on common stock from $0.10 per share to $0.05 per share. The reduction reflects a dividend yield that is more in line with our historical yield and allows capital to be redeployed in support of our 2010 business plan, if necessary. The dividend is payable on December 15, 2009 to shareholders of record on December 1, 2009. We have paid previously declared quarterly cash dividends on common stock of $0.10 per share in each of the first three quarters of 2009.

Capitalization
Our capital structure at September 30, 2009 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019, net of unamortized discount of $11 million	289
Junior subordinated notes due 2012, net of unamortized discount of $27 million	123
Capital lease obligations and other	27

Total debt	1,839
Stockholders’ equity	3,238

Total Capitalization	$5,077

At September 30, 2009, our debt to capitalization ratio increased to 36% from 33% at year-end 2008, reflecting the issuance of our $300 million senior notes during the 2009 Period.
Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. We do not believe that the limitations will restrict our ability to pay cash dividends or repurchase stock.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From (Used In):
Operating Activities	$669	$782
Investing Activities	(325)	(461)
Financing Activities	170	(160)

Increase in Cash and Cash Equivalents	$514	$161

Net cash from operating activities during the 2009 Period totaled $669 million, compared to $782 million in the 2008 Period. The decrease in net cash from operating activities of $113 million was primarily due to less cash earnings, partially offset by lower working capital requirements. Net cash used in investing activities of $325 million reflects capital expenditures. Net cash from financing activities primarily reflects the net proceeds from our senior notes issuance partially offset by repayments on our revolver and dividend payments. Working capital (excluding cash) decreased by $276 million at September 30, 2009 from $185 million at December 31, 2008 as payables increased, due to higher crude oil prices, by a larger amount than both receivables and inventories. Inventories decreased by 2 million barrels from December 31, 2008 reflecting our initiatives to optimize working capital and the impact of matching production to lower product demand.

Capital Expenditures
Our 2010 capital budget and 2009 capital budget total $470 million and $460 million, respectively. Capital spending during the 2009 Period was $291 million. Our capital budgets and capital spending amounts are comprised of the following project categories at September 30, 2009:

			Percent of	Percent of
	Percent of 2010	Percent of 2009	2009 Quarter	2009 Period
Project Category	Capital Budget	Capital Budget	Capital Spending	Capital Spending
Regulatory	60%	55%	60%	55%
Sustaining	30%	40%	30%	35%
Income Improvement	10%	5%	10%	10%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $98 million for refinery turnarounds and catalysts during the 2009 Period primarily at our Golden Eagle, Alaska and Los Angeles refineries. During the remainder of 2009, we expect to spend an additional $44 million primarily at our Los Angeles refinery. Refining throughput and yields will be affected by a scheduled turnaround and unscheduled downtime of the delayed coker at our Los Angeles refinery during the fourth quarter. During 2010, we expect to spend $205 million for refinery turnarounds primarily at our Golden Eagle, North Dakota, Hawaii and Utah refineries.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Environmental and Other Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. We cannot predict the ultimate outcomes of these matters with certainty, and we have made related accruals based on our best estimates. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.
Tesoro is subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources.
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating and closed retail stations and operating and closed refined products terminals. For example, the U.S. Congress is considering legislation seeking to establish a national cap-and-trade program beginning in 2012 to address greenhouse gas emissions and climate change. The U.S. Environmental Protection Agency is also proposing to regulate greenhouse gases emissions under the Clean Air Act. The impact of these legislative and regulatory developments, including any cap-and-trade program, could result in increased compliance costs, additional operating restrictions on our business, and an increase in the cost of the products we manufacture, which could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts.

Tesoro is subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against Tesoro in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $22 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Tesoro is also subject to extensive federal, state and local tax laws and regulations. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.
Environmental Liabilities
We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of current and previously owned properties. Our accruals for environmental expenditures included in “Accrued liabilities” and “Other liabilities” in the condensed consolidated balance sheets totaled $114 million and $123 million, at September 30, 2009 and December 31, 2008, respectively. Our environmental accruals include retained liabilities for previously owned or operated, refining, pipeline, terminal and retail station properties. We believe these accruals are adequate and they include the expected participation of other parties or former owners in remediation actions. These environmental liabilities require judgment to assess. It is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. Our accruals for these environmental liabilities totaled $82 million and $87 million at September 30, 2009 and December 31, 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution, but we believe the final resolution of the order will not have a material adverse effect on our financial position or results of operations.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters for which the likelihood of loss may be reasonably possible but the amount of loss is not currently estimable. As a result, we have not established reserves for these matters and the matters described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
We received a Notice of Violation (“NOV”) in February 2009 from the EPA relating to our compliance with the Clean Air Act and the corresponding regulations concerning the regulation of fuels and fuel additives. The allegations arise from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are investigating the allegations contained in the NOV.

We are a defendant, along with other manufacturing, supply and marketing defendants, in four pending cases alleging MTBE contamination in groundwater. In January 2009, we were served with the fourth lawsuit. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the four cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. A reserve for three of the four cases was included in accrued liabilities at September 30, 2009. We believe the resolution of the four cases will not have a material adverse affect on our financial position or results of operations. We believe we have defenses against these claims and intend to vigorously defend them.
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
Environmental Capital Expenditures
The EPA requirements to reduce non-road diesel sulfur content becomes effective in phases through 2012. At our North Dakota refinery, we expect to spend $8 million in 2009 through 2010 to meet the standards, including $2 million spent during the first nine months of 2009. We are currently evaluating alternative projects that will satisfy the future requirements under existing regulations at our Utah and Hawaii refineries. Our Golden Eagle, Los Angeles, Washington and Alaska refineries will not require additional capital spending to meet the diesel fuel standards.
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We plan to spend $280 million in 2009 through 2012 at five of our refineries to comply with the regulations, including $34 million spent in the first nine months of 2009. Our Golden Eagle and Los Angeles refineries will not require capital spending to meet the benzene reduction standards. These cost estimates are subject to further review and analysis.
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
Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines as required by an Order from the California Regional Water Quality Control Board. We expect to spend $60 million in 2009 through 2015 to complete the project, including $6 million spent during the first nine months of 2009.
We are installing facilities at our Golden Eagle and North Dakota refineries to eliminate the use of atmospheric blowdown towers by rerouting these emergency relief systems. We expect to spend $50 million in 2009 through 2010, including $24 million spent during the first nine months of 2009.
We will spend additional capital at the Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems. We expect to spend $81 million primarily in 2009 through 2014 for this project, including $11 million spent during the first nine months of 2009.
We are also evaluating alternative projects for our wharves at the Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects could cost between $50 million and $150 million in 2009 through 2016. The timing of these projects is under evaluation and is subject to change.

In connection with our 2001 acquisition of our North Dakota and Utah refineries, Tesoro is required under a consent decree with the EPA to address issues to reduce air emissions. We expect to spend $22 million in 2009 through 2010 to install NOx emission controls on boilers and heaters at these refineries, including $12 million spent during the first nine months of 2009. We plan to substantially complete the requirements in 2010.
We have completed the installation of enhanced vapor recovery and in-station diagnostic systems at our California gasoline retail stations as required by the California Air Resources Board. We spent $9 million during the first nine months of 2009.
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
In June 2007, the California Air Resources Board proposed amendments to the requirements for gasoline in the state of California that decreases the allowable sulfur levels and allows for additional ethanol to be blended into gasoline. We expect both of our California refineries to be in compliance with the regulation by the December 31, 2009 deadline.
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:
•	changes in global economic conditions and the effects of the global economic downturn on our business and the business of our suppliers, customers, business partners and lenders;
•	changes in capital requirements or in execution of planned capital projects;
•	the timing and extent of changes in commodity prices and demand for our refined products;
•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;
•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;
•	the availability and costs of crude oil, other refinery feedstocks and refined products;
•	changes in our cash flow from operations;
•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil, feedstocks and refined products;
•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;
•	political developments;
•	changes in our inventory levels and carrying costs;
•	seasonal variations in demand for refined products;
•	changes in fuel and utility costs for our facilities;
•	state and federal environmental, economic, health and safety, energy and other policies and regulations, any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;
•	risks related to labor relations and workplace safety;
•	changes in insurance markets impacting costs and the level and types of coverage available;
•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals;
•	weather conditions affecting our operations or the areas in which our refined products are marketed; and
•	earthquakes or other natural disasters affecting operations.
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
Commodity Price Risks
Our earnings and cash flows from operations depend on the margin relative to fixed and variable expenses (including the costs of crude oil and other feedstocks) at which we are able to sell refined products. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the global supply and demand for crude oil, diesel and other refined products, which in turn depend on, among other factors, changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. The prices we receive for refined products are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2009 Period average throughput of 555 Mbpd, would change annualized pretax operating income by approximately $203 million.
We maintain inventories of crude oil and intermediate and finished refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 22 million barrels and 24 million barrels at September 30, 2009 and December 31, 2008, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2009 was approximately $27 per barrel on a LIFO basis, compared to market prices of approximately $79 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the value of our inventory to market.
We periodically use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with durations of less than one year. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long haul crude oils to crude oil prices at the day of processing. We continue to monitor our hedging strategy in 2009.
We elected not to designate our derivative instruments as cash flow or fair value hedges during the first nine months of 2009 and 2008. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value in “Costs of sales and operating expenses”. Accordingly, no change in the value of the related underlying physical commodity is recorded. We include the carrying amounts of our derivatives in “Prepayments and other” or “Accrued liabilities” in the condensed consolidated balance sheet.

Net earnings during the 2009 and 2008 third quarters included a derivative instrument loss of $6 million and gain of $16 million, respectively. The gain/loss was comprised of the following (in millions):

	September 30,
	2009		2008
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized gain carried on open derivative positions from prior year	2	$13	3	$19
Realized loss on settled derivative positions	69	(19)	70	(25)
Unrealized gain on open net short derivative positions	1	—	2	22

Net gain (loss)		$(6)		$16

Our open derivative positions at September 30, 2009 will expire at various times primarily during 2009. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. The fair value of each derivative instrument was based on quoted market prices. Based on our open derivative positions of 1 million barrels at September 30, 2009, a $1 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pretax operating income by approximately $1 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on our monthly purchases of Canadian crude oil. These purchases are transacted in Canadian dollars (“C$”) recently ranging up to C$50 million monthly. Beginning in August 2009, we entered into forward contracts of Canadian dollars to manage any monthly exchange rate fluctuations. As of September 30, 2009, we had a forward contract to purchase $37 million of Canadian dollars scheduled to mature on October 26, 2009.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters and some matters may require years for us to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matter described below during a future reporting period will not have a material adverse effect on our financial position or results of operations.
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
ITEM 5. OTHER INFORMATION
On November 8, 2009, we amended and restated the Board of Directors Deferred Compensation Plan (the “Plan”) effective May 1, 2009. Changes to the Plan include eliminating certain annual stock-based grants, a modification to the allocation of the annual retainer fee and a sign-on grant of phantom stock to new directors. The Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS
(a)	Exhibits
10.1	Amended and Restated Board of Directors Deferred Compensation Plan.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: November 9, 2009	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ GREGORY A. WRIGHT
Gregory A. Wright
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

10.1	Amended and Restated Board of Directors Deferred Compensation Plan.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.