Form 10-K
period 2009-12-31
TESORO CORP /NEW/
filed 2010-03-01
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-3473

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-0862768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway San Antonio, Texas (Address of principal executive offices)	78259-1828 (Zip Code)

Registrant’s telephone number, including area code:
210-626-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.16 2/3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

At June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1.8 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 22, 2010, there were 140,572,348 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION

ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 26.

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

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western and mid-continental United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline, gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 15 states through a network of 886 retail stations, primarily under the Tesoro®, Mirastar®, Shell®, and USA Gasolinetm brands. See Notes N and Q in Item 8 of our consolidated financial statements for additional information on our operating segments and properties.

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828 and our telephone number is (210) 626-6000. Our common stock trades on the New York Stock Exchange under the symbol “TSO”. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and our Board of Director committee charters on our website. Our governance documents are available in print by writing to the address above. We submitted to the New York Stock Exchange on May 15, 2009 our annual certification concerning corporate governance pursuant to Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.

REFINING

Overview

We currently own and operate seven petroleum refineries located in the western and mid-continental United States and sell transportation fuels to a wide variety of customers. Our refineries produce a high proportion of our transportation fuels sales volumes, and we purchase the remainder from other refiners and suppliers. Our seven refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

	Crude Oil
	Capacity	Throughput (bpd)
Refinery	(bpd)(a)	2009	2008	2007

California
Golden Eagle	166,000	140,900	153,300	152,700
Los Angeles(b)	97,000	100,500	105,100	68,200
Pacific Northwest
Washington	120,000	84,200	103,100	121,000
Alaska	72,000	50,600	55,600	61,800
Mid-Pacific
Hawaii	93,500	68,200	69,100	81,400
Mid-Continent
North Dakota	58,000	54,000	56,000	57,900
Utah	58,000	50,600	52,900	51,700

Total	664,500	549,000	595,100	594,700

(a)	Crude oil capacity by refinery as reported by the Energy Information Administration (2009). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)	We acquired the Los Angeles refinery in May 2007. Throughput for 2007 of 68,200 bpd includes amounts for the Los Angeles refinery since acquisition averaged over 365 days. Throughput for the refinery averaged over the 235 days of operation in 2007 was 106,000 bpd.

Feedstock Supply.  We purchase crude oil and other feedstocks from both domestic and foreign sources either through term agreements with renewal provisions or in the spot market. We purchase approximately 30% of our crude oil under term agreements, which are primarily short-term agreements priced at market. We purchase the remainder of our crude oil and feedstock supplies in the spot market. We purchase domestic crude oil primarily in Alaska, California, Montana, Wyoming, Utah, Colorado and North Dakota. We purchase foreign crude oil primarily from Canada, South America, Russia, and the Middle East. Historically, our largest domestic and foreign crude oil sources have been the Alaska North Slope and Canada, respectively. Sources of our crude oil purchases are as follows:

Crude Oil Source	2009	2008	2007

Domestic	62%	56%	52%
Foreign	38	44	48

Total	100%	100%	100%

Our refineries process both heavy and light crude oils. Light crude oils, when refined, produce a higher proportion of high value transportation fuels such as gasoline, diesel and jet fuel, and as a result are generally more expensive than heavy crude oils. In contrast, heavy crude oils produce more low value by-products and heavy residual oils. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2009		2008		2007
	Volume	%	Volume	%	Volume	%

California (a)
Heavy crude(b)	160	66%	164	64%	133	60%
Light crude	57	24	73	28	72	32
Other feedstocks	24	10	21	8	17	8

Total	241	100%	258	100%	222	100%

Pacific Northwest
Heavy crude(b)	—	—%	7	4%	11	6%
Light crude	126	93	143	90	163	90
Other feedstocks	9	7	9	6	8	4

Total	135	100%	159	100%	182	100%

Mid-Pacific
Heavy crude(b)	17	25%	21	30%	15	19%
Light crude	51	75	48	70	66	81

Total	68	100%	69	100%	81	100%

Mid-Continent
Light crude	101	96%	105	96%	106	96%
Other feedstocks	4	4	4	4	4	4

Total	105	100%	109	100%	110	100%

Total Refining Throughput
Heavy crude(b)	177	32%	192	32%	159	27%
Light crude	335	61	369	62	407	68
Other feedstocks	37	7	34	6	29	5

Total	549	100%	595	100%	595	100%

(a)	We acquired the Los Angeles refinery in May 2007. Throughput for 2007 includes 68 Mbpd for the Los Angeles refinery since acquisition averaged over 365 days. Throughput for the refinery averaged over the 235 days of operation in 2007 was 106 Mbpd.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Refined Products.  The total products produced in the manufacturing process are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but also includes other products including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refining yield by region is summarized below (in Mbpd):

	2009		2008		2007
	Volume	%	Volume	%	Volume	%

California (a)
Gasoline and gasoline blendstocks	130	49%	133	48%	121	52%
Jet fuel	18	7	18	6	11	4
Diesel fuel	52	20	72	26	53	23
Heavy oils, residual products, internally produced fuel and other	63	24	54	20	49	21

Total	263	100%	277	100%	234	100%

Pacific Northwest
Gasoline and gasoline blendstocks	60	43%	63	38%	77	40%
Jet fuel	26	19	32	20	33	18
Diesel fuel	23	16	30	18	33	18
Heavy oils, residual products, internally produced fuel and other	30	22	39	24	46	24

Total	139	100%	164	100%	189	100%

Mid-Pacific
Gasoline and gasoline blendstocks	16	23%	16	23%	19	23%
Jet fuel	17	25	18	25	23	28
Diesel fuel	12	17	11	15	14	17
Heavy oils, residual products, internally produced fuel and other	24	35	26	37	27	32

Total	69	100%	71	100%	83	100%

Mid-Continent
Gasoline and gasoline blendstocks	62	58%	63	56%	63	56%
Jet fuel	9	8	10	9	10	9
Diesel fuel	27	25	30	26	29	25
Heavy oils, residual products, internally produced fuel and other	10	9	10	9	11	10

Total	108	100%	113	100%	113	100%

Total Refining Yield
Gasoline and gasoline blendstocks	268	46%	275	44%	280	45%
Jet fuel	70	12	78	12	77	12
Diesel fuel	114	20	143	23	129	21
Heavy oils, residual products, internally produced fuel and other	127	22	129	21	133	22

Total	579	100%	625	100%	619	100%

(a)	We acquired the Los Angeles refinery in May 2007. Yield for 2007 includes 73 Mbpd for the Los Angeles refinery since acquisition averaged over 365 days. Yield for the refinery averaged over the 235 days of operation in 2007 was 114 Mbpd.

Transportation.  We time charter four U.S.-flag tankers and five foreign-flag tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. All of the tankers are double-hulled. Four of our time charters expire in March and July 2010 with the remaining time charters expiring between 2011 and 2013 with options to renew. We have also entered into time charters for two new-build U.S.-flag tankers with three-year terms and options to renew that will replace our expiring charters in 2010. Additionally, we charter tug-boats and product barges over varying terms ending in January 2010 through 2016 with options to renew. We also periodically charter double-hulled vessels globally on a voyage charter basis.

We receive crude oils and ship refined products through owned and third-party pipelines. We own and operate over 900 miles of crude and product pipelines, located primarily in North Dakota, Montana, Alaska and Hawaii, through which we transport more than 355 Mbpd within our refining system. Beginning in August 2009, we were able to transport over 100 Mbpd of crude oil through an 81 mile pipeline spanning the Isthmus of Panama from the Atlantic Ocean to the Pacific Ocean under a long-term agreement. This agreement includes leased tankage on both ends of the pipeline. The pipeline allows us to deliver crude oils acquired in Africa, the Atlantic region of South America and the North Sea to refineries in the Pacific basin. In addition to this, we operate a proprietary trucking business at three of our refineries to transport crude oil to the refinery and refined products to our customers. We also distribute refined products via railcars.

Terminals.  We operate refined products terminals at our refineries and 14 other locations in California, Washington, Alaska, Hawaii, North Dakota, Utah and Idaho. We also distribute products through third-party terminals and truck racks in our market areas and through purchases and exchange arrangements with other refining and marketing companies.

California Refineries

Golden Eagle

Refining.  Our 166 Mbpd Golden Eagle refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. We source crude oil for our Golden Eagle refinery from California, Alaska and foreign locations. The Golden Eagle refinery also processes intermediate feedstocks. The refinery’s major upgrading units include fluid catalytic cracking, delayed coking, hydrocracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units. The refinery produces a high proportion of transportation fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Golden Eagle refinery’s marine terminals have access through the San Francisco Bay that enables us to receive crude oil and ship refined products. In addition, the refinery can receive crude oil through a third-party marine terminal at Martinez. We also receive California crude oils and ship refined products from the refinery through third-party pipelines.

Terminals.  We operate refined products terminals at Stockton, California and at the refinery. We distribute refined products through third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease third-party clean product tanks with access to the San Francisco Bay.

Los Angeles

Refining.  Our 97 Mbpd Los Angeles refinery is located in Wilmington, California on approximately 300 acres about 10 miles south of Los Angeles. We source crude oil for our Los Angeles refinery from California as well as foreign locations. The Los Angeles refinery also processes intermediate feedstocks. The refinery’s major upgrading units include fluid catalytic cracking, delayed coking, hydrocracking, vacuum distillation, hydrotreating, reforming, butane isomerization and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Los Angeles refinery leases a marine terminal at the Port of Long Beach that enables us to receive crude oil and ship refined products. The refinery can also receive crude oil from the San Joaquin Valley and the Los Angeles Basin through third-party pipelines.

Terminals.  We operate a refined products terminal at the Los Angeles refinery and distribute refined products through third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease refined product storage tanks at third-party terminals in Southern California, the majority of which have access to marine terminals.

Pacific Northwest Refineries

Washington

Refining.  Our 120 Mbpd Washington refinery is located on the Puget Sound in Anacortes on approximately 900 acres about 60 miles north of Seattle. We source our Washington refinery’s crude oil from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, produced by some of our other refineries and purchased in the spot-market from third-parties. The refinery’s major upgrading units include fluid catalytic cracking, butane isomerization, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable us to produce a high proportion of transportation fuels, such as gasoline including CARB gasoline and components for CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We receive other crude oils through our Washington refinery’s marine terminal. The refinery ships transportation fuels including gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Portland, Oregon. We also deliver refined products through our marine terminal to ships and barges.

Terminals.  We operate refined products terminals at Anacortes, Port Angeles and Vancouver, Washington, supplied primarily by our refineries. We also distribute refined products through third-party terminals in our market areas, and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 70 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and, to a lesser extent, foreign locations. The refinery’s major upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We receive crude oil into our marine terminal by tanker and through our owned and operated crude oil pipeline. Our crude oil pipeline is a 24-mile common-carrier pipeline connected to the Eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to our terminal facilities in Anchorage and to the Anchorage International Airport. This 71-mile pipeline has the capacity to transport approximately 40 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both of our owned pipelines are subject to regulation by various federal, state and local agencies, including the Federal Energy Regulatory Commission (“FERC”). We also deliver refined products through our marine terminal to ships and barges.

Terminals.  We operate refined products terminals at Nikiski and Anchorage, which are supplied by our Alaska refinery. We also distribute refined products through a third-party terminal which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

Refining.  Our 93.5 Mbpd Hawaii refinery is located in Kapolei on approximately 130 acres about 22 miles west of Honolulu. We supply the refinery with crude oil from Southeast Asia, the Middle East, Russia and other foreign sources. The refinery’s major upgrading units include vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units which produce gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We transport crude oil to Hawaii in tankers, which discharge through our single-point mooring terminal, 1.5 miles offshore from the refinery. Our three underwater pipelines from the single-point mooring terminal allow crude oil and refined products to be transferred to and from the refinery. We also distribute refined products to customers on the island of Oahu through owned and third-party pipeline systems. Furthermore, our refined products pipelines connect the Hawaii refinery to Barbers Point Harbor, 2.5 miles away, where refined products are loaded on ships and barges to transport to the nearby islands.

Terminals.  We distribute refined products from our refinery to customers through third-party terminals in our market areas.

Mid-Continent Refineries

North Dakota

Refining.  Our 58 Mbpd North Dakota refinery is located on the Missouri River near Mandan on approximately 950 acres. We supply the refinery primarily with Williston Basin sweet crude oil through our crude oil pipeline system. The refinery also has the ability to access other crude oil supplies, including Canadian crude oil. The refinery’s major upgrading units include fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

Transportation.  We own a crude oil pipeline system, consisting of over 700 miles of pipeline that delivers all of the crude oil to our North Dakota refinery. This system gathers crude oil from the Williston Basin and adjacent production areas in North Dakota and Montana and transports it to our refinery. Our pipeline system is also able to transport crude oil to other points in the region where there is additional demand. This pipeline system is a common carrier line subject to regulation by various federal, state and local agencies, including the FERC. We distribute a significant portion of our refinery’s production through a third-party refined products pipeline system which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. Most of the gasoline and distillate products from our refinery can be shipped through that pipeline system to third-party terminals.

Terminals.  We operate a refined products terminal at the North Dakota refinery. We also distribute refined products through a third-party pipeline system which connects to third-party terminals in our market areas.

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on approximately 150 acres. Our Utah refinery processes crude oils primarily from Utah, Colorado, Wyoming and Canada. The refinery’s major upgrading units include fluid catalytic cracking, naphtha reforming, alkylation and hydrotreating units which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

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

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. We currently sell over 270 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through more than 60 owned and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are distributed by pipelines, ships, barges, railcars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, consisted of (in Mbpd):

	2009	2008	2007

Refined Product Sales
Gasoline and gasoline blendstocks	306	326	319
Jet fuel	84	92	96
Diesel fuel	121	144	131
Heavy oils, residual products and other	85	94	97

Total Refined Product Sales	596	656	643

Gasoline and Gasoline Blendstocks.  We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the western and mid-continental United States. The demand for gasoline is seasonal in many of these markets, with lowest demand during the winter months. We sell gasoline to wholesale customers and several other refining and marketing companies under various supply agreements and exchange arrangements. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute refined product through owned and third-party terminals.

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military from our refineries in Hawaii and North Dakota.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries and we currently are the sole producer of ULSD in both Alaska and Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle, and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals in Washington, Alaska and Hawaii. Our Golden Eagle and Los Angeles refineries produce petroleum coke that we sell primarily to industrial end-users. Tesoro is also a key supplier of liquid asphalt for paving and construction companies in Washington, Alaska and Hawaii.

Sales of Purchased Products.  In the normal course of business to meet local market demands, we purchase refined products manufactured by others for resale to our customers. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks mainly in the spot market. Our gasoline and diesel fuel purchase and resale transactions are principally on the U.S. West Coast. Our primary jet fuel resale activity consists of supplying markets in Alaska, California, Washington, Hawaii and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries’ markets.

RETAIL

We sell gasoline and diesel fuel in the western and mid-continental United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “jobber/dealers”). Our retail network provides a committed outlet for a portion of the transportation fuels produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. As of December 31, 2009, our retail segment included a network of 886 branded retail stations under the Tesoro®,

Mirastar®, Shell® and USA Gasolinetm brands. Our Mirastar® brand is used exclusively at 34 Wal-Mart stores in 9 western states under a long-term agreement. We also operate under the Shell® brand at certain retail stations in California through a long-term agreement and own the exclusive rights to the USA Gasolinetm brand in California, New Mexico and Washington. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2009:

				Brand
	Type						USA
State	Company-Operated	Jobber/ Dealer	Total	Tesoro®	Mirastar®	Shell®	Gasolinetm	Total

California	253	193	446	12	2	307	125	446
Alaska	28	52	80	80	—	—	—	80
North Dakota	—	89	89	89	—	—	—	89
Utah	31	32	63	57	6	—	—	63
Washington	22	20	42	30	6	—	6	42
Minnesota	—	70	70	70	—	—	—	70
Hawaii	29	4	33	33	—	—	—	33
Idaho	7	27	34	30	4	—	—	34
Other states(a)	17	12	29	12	16	1	—	29

Total	387	499	886	413	34	308	131	886

(a)	Other states include New Mexico, South Dakota, Colorado, Oregon, Wyoming, Nevada, and Arizona.

The following table summarizes our retail operations:

	2009	2008	2007

Fuel Revenues (in millions)
Company-operated	$2,438	$3,408	$2,386
Jobber/dealer	562	776	560

Total Fuel Revenues	$3,000	$4,184	$2,946

Number of Branded Retail Stations (end of year)
Company-operated	387	389	449
Jobber/dealer	499	490	462

Total Retail Stations	886	879	911

Average Number of Branded Retail Stations (during the year)
Company-operated	388	422	362
Jobber/dealer	487	489	384

Total Average Retail Stations	875	911	746

Total Fuel Volume (millions of gallons)
Company-operated	1,027	1,072	856
Jobber/dealer	302	282	242

Total Fuel Volumes	1,329	1,354	1,098

COMPETITION

The refining industry is highly competitive. Our competitors include a number of companies that have greater financial and other resources. We compete on the world market for the crude oil and feedstocks we process, and then we compete for the customers who purchase our refined products. The availability and cost of crude oil and other feedstocks, as well as the prices of the products we produce, are heavily influenced by global supply and demand dynamics. We obtain all of our crude oil from third-party sources and compete with other refiners for those limited supplies. We compete with a number of major, integrated multi-national oil companies who can supply their refineries with crude oil from their own production.

We sell gasoline through our network of retail stations as well as on a wholesale basis. We sell most of our distillate production through wholesale channels. We compete with other refiners and with importers for customers in most of our market areas. Competition and concentrations specific to each of our refineries are as follows:

•	Our Golden Eagle, Los Angeles and Washington refineries compete with several refineries in the contiguous west coast states. In 2009, approximately 85% of the gasoline demand on the U.S. West Coast was supplied by these refineries. When regional demand exceeds supply, products are imported to the U.S. West Coast from other parts of the country and the world. These are typically pipeline shipments from the U.S. Gulf Coast but can also include imports from foreign sources such as the Far East, Europe and Canada.

•	Our Alaska refinery competes with three other in-state refineries that together have a crude oil processing capacity of approximately 278 Mbpd. It also competes with refineries on the U.S. West Coast. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport.

•	Our Hawaii refinery competes primarily with one other in-state refinery, also located at Kapolei. It is owned by a major integrated oil company and has a crude oil capacity of approximately 54 Mbpd. All crude oil processed in Hawaii is from out of state. Product imports from the U.S. mainland and foreign sources are also required to meet the state’s fuel demand. Our jet fuel sales are concentrated at the Honolulu International Airport, where we are the principal supplier. We serve four airports on other Hawaiian islands and compete with other suppliers for U.S. military contracts.

•	Our North Dakota refinery is the only refinery in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and the U.S. Gulf Coast region. The Midwest region ranks second in crude oil demand in the United States and is dependent on crude oil imports, primarily from Canada.

•	Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 110 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in Alaska, California, Hawaii, North Dakota, Utah, Washington and other western and mid-continental states through a network of company-operated retail stations and branded and unbranded jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to enter the fuel retail business. Many of these competitors are substantially larger than we are and through their greater resources may be better able to withstand volatile market conditions and lower profitability.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. To comply with these laws and regulations will require us to make significant expenditures. For example, the U.S. Environmental Protection Agency has proposed regulating greenhouse gases emissions under the Clean Air Act. The U.S. Congress is also considering legislation seeking to establish a national cap-and-trade program beginning in 2012 to address greenhouse gas emissions and climate change. The impact of these regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, additional operating restrictions on our business, and an increase in the cost of the products we manufacture. Depending on market conditions, we will attempt to pass these increased costs to consumers. If, however, that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. Our crude oil spill prevention plans and procedures are frequently reviewed and modified to prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

We currently time charter tankers to ship crude oil from foreign and domestic sources to our California, Mid-Pacific and Pacific-Northwest refineries. We maintain our own spill-response capability and have entered into contracts with various parties to provide spill response services augmenting that capability, if required. We have spill-response agreements in Alaska with Cook Inlet Spill Prevention and Response, Incorporated (for which we have a controlling interest of approximately 89%) and with Alyeska Pipeline Service Company. We have a response services agreement in Hawaii with Clean Islands Council. We have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay, Puget Sound, the Port of Los Angeles and the Port of Long Beach. We also contract with spill-response organizations outside the U.S. to support our shipments in foreign waters. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for any contingency. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

We require time chartered vessels used for the transportation of crude oil and heavy products over water to be double-hulled. Time chartered vessels for other services and all other chartered vessels are required to be double-hulled if available. All vessels used by us to transport crude oil and refined products over water are examined or evaluated and subject to our approval prior to their use.

Regulation of Pipelines

Our crude oil pipeline system in North Dakota and our pipeline systems in Alaska are common carriers subject to regulation by various federal, state and local agencies, including the FERC under the Interstate Commerce Act. The Interstate Commerce Act provides that, to be lawful, the rates charged by common carrier petroleum pipelines must be “just and reasonable” and not unduly discriminatory.

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

EMPLOYEES

At December 31, 2009, we had approximately 5,500 full-time employees — approximately 1,370 of whom are covered by collective bargaining agreements. The agreements expire on February 2, 2012 for approximately 1,110 employees and on May 1, 2012 for approximately 260 employees. We consider our relations with our employees to be satisfactory.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail”. We believe that our properties and facilities are generally adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancelable and non-cancelable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Tesoro Alaska®, Mirastar®, 2-Go Tesoro®, Shell® and USA Gasolinetm brands through a network of 886 retail stations, of which 387 are company-operated. See Notes J and N in our consolidated financial statements in Item 8.

GLOSSARY OF TERMS

Alkylation — A process that chemically combines isobutane with other hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

API — American Petroleum Institute — the main U.S trade association for the oil and natural gas industry.

API Gravity — A scale for denoting the lightness or heaviness of crude oils and other liquid hydrocarbons. Calibrated in API degrees (or degrees API), it is used universally to express a crude oil’s relative density in an inverse measure — the lighter the crude, the higher the API gravity, and vice versa.

CARB  — California Air Resources Board. Gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.

Cogeneration Plant — A plant that produces both steam and electricity for refinery operations.

Cracking — The process of breaking down larger hydrocarbon molecules into smaller molecules, using catalysts and/or elevated temperatures and pressures.

Deasphalting — A solvent extraction process of recovering higher-value oils from refining residues.

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

Exchange Arrangement — An agreement providing for the delivery of crude oil or refined products to a third-party, in exchange for the delivery of crude oil or refined products from the third party.

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

Heavy Crude Oil — Crude oil with an API gravity of 24 degrees or less. Heavy crude oils are generally sold at a discount to lighter crude oils.

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

Jobber/Dealer Stations — Retail stations owned by third parties that sell products purchased from or through us and carry one of our brands.

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

Reforming — A process using controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Retail Fuel Margin — The margin on fuel products sold through our retail segment calculated as revenues less costs of sales. Costs of sales in fuel margin are based on purchases from our refining segment and third parties using average bulk market prices adjusted for transportation and other differentials.

Selective Hydrogenation — A process utilizing a catalyst to modify sulfur compounds in light catalytic gasoline for removal.

Throughput — The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

Turnaround — The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of the unit.

Ultra Low Sulfur Diesel (ULSD)  — Diesel fuel produced with lower sulfur content to lower emissions, which has been required for on-road use in the U.S. beginning in 2006.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 26, 2010.

Name	Age	Position	Position Held Since

Bruce A. Smith	66	Chairman of the Board of Directors, President and Chief Executive Officer	June 1996
Everett D. Lewis	62	Executive Vice President, Chief Operating Officer	March 2008
Gregory A. Wright	60	Executive Vice President and Chief Financial Officer	November 2008
William J. Finnerty	61	Executive Vice President, Strategy and Corporate Development	March 2008
Charles S. Parrish	52	Executive Vice President, General Counsel and Secretary	April 2009
Arlen O. Glenewinkel, Jr.	53	Vice President and Controller	December 2006

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

Bruce A. Smith was named Chairman of the Board of Directors, President and Chief Executive Officer in June 1996.

Everett D. Lewis was named Executive Vice President, Chief Operating Officer in March 2008. Prior to that he served as Executive Vice President, Strategy and Asset Management beginning in January 2007 and as Executive Vice President, Strategy beginning in January 2005.

Gregory A. Wright was named Executive Vice President and Chief Financial Officer in November 2008. Prior to that, he served as Executive Vice President and Chief Administrative Officer beginning in June 2007 and as Executive Vice President and Chief Financial Officer beginning in December 2003.

William J. Finnerty was named Executive Vice President, Strategy and Corporate Development in March 2008. Prior to that, he served as Executive Vice President and Chief Operating Officer beginning in February 2006 and as Executive Vice President, Operations beginning in January 2005.

Charles S. Parrish was named Executive Vice President, General Counsel and Secretary in April 2009. Prior to that, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006; Vice President, General Counsel and Secretary beginning in March 2005 and as Vice President, Assistant General Counsel and Secretary beginning in November 2004.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006. Prior to that, he served as Vice President, Enterprise Risk beginning in April 2005 and Vice President, Internal Audit, from August 2002 to April 2005.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 26, 2010:

Bruce A. Smith	Chairman, President and Chief Executive Officer of Tesoro Corporation
Steven H. Grapstein	Lead Director and Chairman of the Audit Committee of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc. (formerly known as Kuo Investment Company)
Rodney F. Chase	Non-Executive Chairman of Petrofac, Ltd.; Deputy Chairman of Tesco, plc; Director of Nalco Holding Co.
Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of El Paso Corporation; Director of McDermott International, Inc.; Director of Parker Drilling Co.
William J. Johnson	President, Director and sole shareholder of JonLoc Inc.
J.W. Nokes	Chairman of the Environmental, Health and Safety Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Director of Albemarle Corporation.
Donald H. Schmude	Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.
Michael E. Wiley	Chairman of the Compensation Committee of Tesoro Corporation; Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Trustee of Fidelity Funds; Director of Bill Barrett Corporation.

ITEM 1A.	RISK FACTORS

Additional adverse changes in global economic conditions and the demand for transportation fuels may continue to impact our business and financial condition in ways that we currently cannot predict.

The economic recession, including declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels continues to adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

Competition from companies that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources could materially affect our business, financial condition and results of operations.

We compete on a global basis with a number of integrated and nationally owned oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these companies benefit from increased commodity prices, have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers.

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

Meeting the requirements of evolving environmental, health and safety laws and regulations including those related to climate change could adversely affect our performance.

Consistent with the experience of other U.S. refiners, environmental laws and regulations have raised operating costs and require significant capital investments at our refineries. We believe that existing physical facilities at our refineries are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, we may be required to address conditions that may be discovered in the future and require a response. Also, potentially material expenditures could be required in the future as a result of evolving environmental, health and safety, and energy laws, regulations or requirements that may be adopted or imposed in the future. Future developments in federal laws and regulations governing environmental, health and safety and energy matters are especially difficult to predict.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the EPA and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions. Requiring reductions in our greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse effect on our business financial condition and results of operations. For example:

•	In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a Low Carbon Fuel Standard which requires a 10% reduction in the carbon intensity of fuels by 2020.

•	In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2022.

•	In 2009, the EPA proposed regulations that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources.

•	In 2009, the U.S. House of Representatives passed a “cap and trade” bill that would require reduction of greenhouse gas emissions of 17% by 2020 and 80% by 2050.

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, major accidents, severe weather, natural disasters, explosions, maritime disasters, labor disputes, security breaches, pipeline ruptures and spills and mechanical failure of equipment at our or third party facilities, any of which can result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

While we carry property, casualty and business interruption insurance, we do not maintain insurance coverage against all potential losses. We could also suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by environmental risks inherent in refining operations.

The operation of refineries, pipelines and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities to which we sent or send wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

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

We have in the past operated retail stations with underground storage tanks in various jurisdictions. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

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

Prices for refined products are influenced by the price of crude oil. We do not produce crude oil and must purchase all of the crude oil we process. Many crude oils available on the world market will not meet the quality restrictions for use in our refineries. Others are not economical to use due to excessive transportation costs or for other reasons. The price of the crude oils used in our refineries fluctuates on worldwide market conditions. Generally, an increase or decrease in the price of crude oil affects the price of gasoline and other refined products. However, the prices for crude oil and prices for our refined products can fluctuate differently based on global and local market conditions. In addition, the timing of the relative movement of the prices (both among different classes of refined products and among various global markets for similar refined products) as well as the overall change in refined product prices, can reduce profit margins and could have a significant impact on our refining and wholesale marketing operations, earnings and cash flow. Also, crude oil supply contracts generally have market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products also could have a material adverse effect on our business, financial condition and results of operations.

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

Generally, demand for gasoline is higher during the spring and summer months than during the winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for the first and fourth quarters are generally lower than for those in the second and third quarters.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large and sometimes unspecified damages or penalties may be sought from us in some matters and some matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below during a future reporting period will not have a material adverse effect on our financial position or results of operations.

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for the alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are evaluating the alleged violations contained in the suit.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $22 million) as retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined, and some uncertainty remains about the scope of the Order.

In January 2008, we received an offer of settlement in the amount of $670,000 from the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. The ADEC has alleged that two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. The resolution of this matter will not have a material adverse effect on our financial position or results of operation.

We are a defendant, along with other manufacturing, supply and marketing defendants, in five lawsuits alleging MTBE contamination in ground water. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the five cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.

In October 2008, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We have investigated the allegations contained in the NOV and sent the EPA additional information in 2009.

In June 2008, we received an offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $740,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery. We are continuing to negotiate a settlement of the NOVs with the District. The resolution of this matter will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The performance graph below compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Composite Index and to a composite peer group of six companies. The composite peer group (the “Peer Group”) includes Alon USA Energy, Inc., Frontier Oil Corporation, Holly Corporation, Sunoco, Inc., Valero Energy Corporation and Western Refining, Inc. The graph below is for the five year period commencing December 31, 2004 and ending December 31, 2009.

Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P Composite 500 Index and Composite Peer Group

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Tesoro	$100	$194.04	$208.61	$304.63	$86.06	$90.66
S&P 500	$100	$104.91	$121.46	$128.13	$80.73	$102.10
Peer Group	$100	$218.06	$220.90	$287.60	$104.33	$82.32

*	Assumes that the value of the investments in common stock and each index was $100 on December 31, 2004, and that all dividends were reinvested. Investment is weighted on the basis of market captalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2009 and 2008.

	Sales Prices per		Dividends
	Common Share		per
Quarter Ended	High	Low	Common Share

December 31, 2009	$16.93	$12.26	$0.05
September 30, 2009	$16.04	$10.62	$0.10
June 30, 2009	$18.77	$12.25	$0.10
March 31, 2009	$19.16	$11.75	$0.10

December 31, 2008	$16.87	$6.71	$0.10
September 30, 2008	$20.17	$14.29	$0.10
June 30, 2008	$33.40	$18.46	$0.10
March 31, 2008	$48.35	$26.55	$0.10

In February 2010, our Board of Directors suspended indefinitely our quarterly cash dividend on common stock to shareholders as further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. At February 22, 2010, there were approximately 2,549 holders of record of our 140,572,348 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock repurchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note O in our consolidated financial statements in Item 8.

The 2010 Annual Meeting of Stockholders will be held at 3:00 P.M. Central Time on Wednesday, May 5, 2010, at the Doubletree Hotel, 15747 JFK Blvd., Houston, Texas. Holders of common stock of record at the close of business on March 15, 2010 are entitled to notice of and to vote at the annual meeting.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2009. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2009	2008	2007(a)	2006(b)	2005(b)
	(Dollars in millions except per share amounts)

Statement of Operations Data
Total Revenues(c)	$16,872	$28,416	$21,976	$18,061	$16,603
Net Earnings (Loss)(d)	$(140)	$278	$566	$801	$507
Net Earnings (Loss)(Per Share)
Basic	$(1.01)	$2.03	$4.17	$5.89	$3.72
Diluted	$(1.01)	$2.00	$4.06	$5.73	$3.60
Weighted Shares Outstanding (millions):
Basic	138.2	136.8	135.7	136.0	136.3
Diluted	138.2	139.2	139.5	139.8	140.9
Dividends per share	$0.35	$0.40	$0.35	$0.20	$0.10
Balance Sheet Data
Current Assets	$2,223	$1,646	$2,600	$2,811	$2,215
Property, Plant and Equipment, Net	$5,190	$5,081	$4,780	$2,687	$2,467
Total Assets	$8,070	$7,433	$8,128	$5,904	$5,097
Current Liabilities	$1,889	$1,441	$2,494	$1,672	$1,502
Total Debt(e)	$1,841	$1,611	$1,659	$1,046	$1,047
Stockholders’ Equity	$3,087	$3,218	$3,052	$2,502	$1,887
Current Ratio	1.2:1	1.1:1	1.0:1	1.7:1	1.5:1
Working Capital	$334	$205	$106	$1,139	$713
Total Debt to Capitalization(e)	37%	33%	35%	29%	36%
Common Stock Outstanding (millions of shares)	140.4	138.4	137.0	135.8	138.6
Book Value Per Common Share	$21.99	$23.25	$22.28	$18.42	$13.61
Cash Flows From (Used In)
Operating Activities	$663	$716	$1,322	$1,139	$758
Investing Activities	(436)	(610)	(2,838)	(430)	(254)
Financing Activities(e)	166	(109)	553	(163)	(249)

Increase (Decrease) in Cash and Cash Equivalents	$393	$(3)	$(963)	$546	$255

Capital Expenditures	$401	$619	$789	$453	$262

(a)	Our financial results include the results of our Los Angeles refinery and Shell and USA Gasoline retail stations since acquisition in May 2007.

(b)	Share and per share amounts have been adjusted to reflect our May 2007 two-for-one stock split.

(c)	During 2009, we reclassified our gains and losses associated with our derivative instruments from “Revenues” to “Costs of sales and operating expenses” for prior years to conform to the current presentation. Our derivative losses totaled $107 million, $61 million and $22 million during 2008, 2007, and 2005, respectively. We recognized a derivative gain of $43 million during 2006.

(d)	Net earnings included the following pre-tax items that affect the comparability of the periods presented. During 2009, we incurred an impairment charge of $43 million related to goodwill impairment in our refining segment and reduced inventories resulting in a last-in-first-out (“LIFO”) liquidation or reduction in costs of sales of $69 million. During 2008, we incurred a $91 million charge to write-off a receivable for which collection was deemed unlikely, reduced inventories resulting in a LIFO liquidation or reduction in costs of sales of $138 million and received net refunds of $50 million from the Trans Alaska Pipeline System associated with our protest of prior year intrastate rates. During 2006, we incurred charges of $28 million for termination of a delayed coker project at the Washington refinery. For 2005, we incurred charges of $95 million for debt refinancing and prepayment costs.

(e)	During 2009, we issued $300 million in senior notes for general corporate purposes and during 2007 we issued $500 million in senior notes primarily to fund the acquisition of the Los Angeles refinery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information concerning our results of operations and financial condition should be read in conjunction with Business in Item 1 and our consolidated financial statements in Item 8.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	changes in global economic conditions and the effects of the global economic downturn on our business and the business of our suppliers, customers, business partners and credit lenders;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in our cash flow from operations;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.

Many of these factors, as well as other factors, are described in greater detail in “Competition” on page 11 and “Risk Factors” on page 18. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our strategy in our refining and marketing business is to create stockholder value in a global market with competitive returns in any economic environment through:

•	operating our facilities in a safe, reliable and environmentally responsible way;

•	achieving greater operational and administrative efficiencies; and

•	using cash flows from operations to create further shareholder value.

Beginning in late 2007, in response to declining refined product demand and refining industry margins, we began implementing initiatives to operate in a lower margin environment. During 2009, our goals were focused on lowering break-even costs, gaining sustainable improvements in our capture of available margins and funding our capital program through operating cash flow. Relative to these goals, we achieved the following during 2009:

•	improved our margin capture approximately $370 million through various non-capital initiatives including crude oil and feedstock optimization, product realization and refinery yield improvements;

•	reduced our throughput and inventory to better match lower consumer demand;

•	improved our cash balance $393 million by decreasing inventories 4 million barrels, reducing our capital spending $59 million from a budget of $460 million by adjusting project costs, scope and timing, and issuing $300 million of senior notes; and

•	funded our 2009 capital spending of $401 million through cash flows from operations of $663 million.

We expect the industry fundamentals in 2009, namely lower refined product demand and excess refining capacity, will persist through 2010. Consequently, we have developed a three year value creation plan designed to optimize our cash flows from operations by:

•	improving our capture of available margins;

•	lowering our break-even costs;

•	lowering our energy and maintenance costs; and

•	devoting capital to income improvement projects.

We have identified approximately 300 high return capital projects that we can implement quickly to improve our economic position and create incremental shareholder value in the current low margin environment. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, including improving energy efficiency at all of our refineries. The average cost per project for the majority of these projects is less than $1 million. We plan to spend approximately $70 million in 2010 for these projects.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil. Product values and crude oil costs are set by the market and are outside of the control of any refiner. Indexed models have been developed to meaningfully present the difference between these two values at an industry level; these “industry refining margins” provide benchmarks against which the performance of individual refiners can be evaluated.

The effects of the current economic recession, particularly the highest unemployment rate since 1983, continued to negatively impact domestic refined product demand and drive up corresponding inventories. This weak demand and high inventory levels, combined with rising crude oil prices, weakened industry refining margins during 2009. Margins were further compromised by new global refining capacity and the increased supply of ethanol in the gasoline market.

Prices for crude oil, in this case West Texas Intermediate, increased approximately 75% during 2009, from an average of $43 per barrel during the first quarter to an average of $76 per barrel during the fourth quarter. This increase is attributed primarily to increased demand in the Far East. Product values did not increase at a corresponding rate, however, due to poor demand and excess inventory. Average U.S. West Coast benchmark gasoline prices increased only 33% and diesel fuel prices increased only 48% from the first quarter to the fourth quarter of 2009.

Weak product demand drove U.S. diesel fuel and jet fuel inventories to their highest levels since 1983. U.S. West Coast benchmark diesel margins averaged $9 per barrel during 2009, compared to $24 per barrel during 2008. U.S. demand for gasoline averaged near or below its five-year average during 2009, and gasoline inventories exceeded five-year high levels during the fourth quarter. Although several refineries in the U.S. were temporarily idled or permanently shut down during 2009, decreased demand more than offset production losses and even drove down product imports. Refinery utilization fell to 83% during 2009, the lowest level since 1985.

Narrowing differentials between heavy and light crude oil prices also negatively impacted industry refining margins during 2009. For example, Oriente crude (a South American heavy crude oil) traded for $7 per barrel below Alaska North Slope crude (a light crude oil) compared to $13 per barrel last year. Price differentials for heavy crude oil were reduced due in part to a lower supply of heavy crude oils from Venezuela, Mexico and the Middle East and higher demand for heavy crude oil in China and India.

Outlook

While there have recently been signs of improvement in the U.S. economy, the current global economic slowdown and high unemployment in the U.S. are expected to continue to negatively impact demand for refined products. The impact of reduced demand has been compounded by excess global refining capacity and historically high inventory levels. These conditions have continued to put significant pressure on refined product margins in January and February 2010. Until the economy recovers and unemployment declines, we expect margins to be negatively impacted.

As a result of the falling demand and excess refining capacity, several refineries in North America have been or are planned to be temporarily or permanently shutdown. We are currently monitoring, and will continue to monitor, all of our refineries to assess whether a complete or partial shutdown of one or more of the facilities is appropriate until market conditions improve.

In addition to the current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. These factors include the increased mileage standards for vehicles, the mandated renewable fuels standards, proposed climate change legislation, the EPA proposal to regulate greenhouse gases emissions under the Clean Air Act and competing refineries being built overseas.

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

Summary

Our net loss in 2009 was $140 million ($1.01 per diluted share) compared with net earnings of $278 million ($2.00 per diluted share) in 2008. The decrease in net earnings of $3.01 per diluted share was due primarily to the following:

•	significantly lower industry distillate margins primarily from reduced demand and excess inventories;

•	the narrowing of price differentials between heavy and light crude oils;

•	a lower LIFO liquidation benefit of $69 million;

•	a goodwill impairment charge of $43 million;

•	the impact of scheduled and unscheduled downtime; and

•	refunds received in 2008 totaling $50 million in connection with our protest of intrastate pipeline rates.

The decrease in net earnings during 2009 relative to 2008 was partially offset by the following:

•	higher industry gasoline margins on the U.S. West Coast;

•	reduced refining operating expenses of $149 million primarily reflecting decreased utility costs and lower refining throughput;

•	a $91 million charge in 2008 to write-off a receivable;

•	lower losses on our derivative instruments of $39 million; and

•	improved retail operating income of $37 million primarily due to lower impairment losses and operating expenses.

Our net earnings for 2008 declined to $278 million ($2.00 per diluted share) from $566 million ($4.06 per diluted share) in 2007. The decline in net earnings of $2.06 per diluted share was due primarily to the following:

•	substantially lower industry gasoline margins;

•	higher operating expenses of $208 million primarily reflecting increased utility expenses;

•	a $91 million charge to write-off a receivable;

•	the impact of rising crude oil prices on our derivative positions during the first half of 2008 resulting in higher losses of $46 million year-over-year; and

•	planned turnarounds of several units at our Washington and Golden Eagle refineries during 2008.

The decrease in net earnings during 2008 relative to 2007 was partially offset by the following:

•	a LIFO liquidation resulting in a reduction to costs of sales of $138 million;

•	lower stock-based and incentive compensation costs of $78 million;

•	refunds received in 2008 totaling $50 million in connection with our protest of intrastate pipeline rates;

•	initiatives implemented to improve our capture of available margins and match our yields to market demands including increasing the yield of distillate products, and increasing the use of heavy and sour crude oils;

•	utilization of the Golden Eagle delayed coker, beginning in May 2008, to capture yield improvements and increase our flexibility to use lower cost crude oil; and

•	improved retail gross margins of $131 million.

Refining Segment

	2009	2008	2007
	(Dollars in millions except per barrel amounts)

Revenues (a)
Refined products	$15,674	$26,759	$20,906
Crude oil resales and other	691	1,126	688

Total Revenues	$16,365	$27,885	$21,594

Throughput (thousand barrels per day)(b)
Heavy crude(c)	177	192	159
Light crude	335	369	407
Other feedstocks	37	34	29

Total Throughput	549	595	595

% Heavy Crude Oil of Total Refining Throughput (c)	32%	32%	27%
Yield (thousand barrels per day)(b)
Gasoline and gasoline blendstocks	268	275	280
Jet Fuel	70	78	77
Diesel Fuel	114	143	129
Heavy oils, residual products, internally produced fuel and other	127	129	133

Total Yield	579	625	619

Gross refining margin ($/throughput barrel)(d)	$8.90	$11.50	$12.73
Manufacturing cost ($/throughput bbl)(d)	$5.01	$5.19	$4.37
Segment Operating Income
Gross refining margin(e)	$1,783	$2,506	$2,762
Expenses
Manufacturing costs	1,004	1,131	949
Other operating expenses	262	284	258
Selling, general and administrative	32	127	43
Depreciation and amortization(f)	359	326	314
Loss on asset disposals and impairments(g)	71	11	10

Segment Operating Income	$55	$627	$1,188

Refined Product Sales (thousand barrels per day)(h)
Gasoline and gasoline blendstocks	306	326	319
Jet fuel	84	92	96
Diesel fuel	121	144	131
Heavy oils, residual products and other	85	94	97

Total Refined Product Sales	596	656	643

Refined Product Sales Margin ($/barrel)(h)
Average sales price	$72.17	$112.06	$89.47
Average costs of sales	64.93	102.37	78.14

Refined Product Sales Margin	$7.24	$9.69	$11.33

	2009	2008	2007
	(Dollars in millions except per barrel amounts)

Refining Data by Region
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day)(b)(i)
Golden Eagle	141	153	154
Los Angeles	100	105	68

Total	241	258	222

Gross refining margin(d)	$897	$1,332	$1,317
Gross refining margin ($/throughput barrel)(d)	$10.18	$14.08	$16.33
Manufacturing cost ($/throughput bbl)(d)	$6.86	$7.18	$6.94
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day)(i)
Washington	84	103	121
Alaska	51	56	61

Total	135	159	182

Gross refining margin(d)	$376	$396	$730
Gross refining margin ($/throughput barrel)(d)	$7.65	$6.82	$10.94
Manufacturing cost ($/throughput bbl)(d)	$3.81	$3.99	$2.99
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	68	69	81
Gross refining margin(d)	$90	$170	$35
Gross refining margin ($/throughput barrel)(d)	$3.62	$6.72	$1.18
Manufacturing cost ($/throughput bbl)(d)	$3.18	$3.30	$2.23
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)(i)
North Dakota	54	56	58
Utah	51	53	52

Total	105	109	110

Gross refining margin(d)	$418	$603	$701
Gross refining margin ($/throughput barrel)(d)	$10.95	$15.12	$17.51
Manufacturing cost ($/throughput bbl)(d)	$3.49	$3.44	$3.07

(a)	Losses associated with our derivative instruments have been reclassified from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses” in our statements of consolidated operations for all periods presented. Our derivative losses totaled $107 million and $61 million for the year ended 2008 and 2007, respectively. Refined products revenues include intersegment sales to our retail segment, at prices which approximate market of $2.7 billion, $3.9 billion and $2.8 billion in 2009, 2008 and 2007, respectively.

(b)	Volumes for 2007 include amounts for the Los Angeles refinery since acquisition in May 2007, averaged over the periods presented. Throughput and yield averaged over 365 days since acquisition in 2007 were 68 Mbpd and 73 Mbpd, respectively. Throughput and yield averaged over the 235 days of operation in 2007 were 106 Mbpd and 114 Mbpd, respectively.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(d)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. Gross refining margin per barrel is calculated by dividing gross refining margin by total refining throughput and may not be calculated similarly by other companies. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution.

Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. Manufacturing costs per barrel is calculated by dividing manufacturing costs by total refining throughput and may not be comparable to similarly titled measures used by other companies. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

(e)	Consolidated gross refining margin totals gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.69, $1.40 and $1.37 for 2009, 2008 and 2007, respectively.

(g)	Includes a $43 million goodwill impairment charge in 2009.

(h)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third parties. Total refined product sales margin includes margins on sales of manufactured and purchased refined products.

(i)	We experienced reduced throughput due to scheduled turnarounds at the Alaska and Golden Eagle refineries during the 2009 second quarter, scheduled maintenance at the Washington refinery during the 2009 first quarter, and scheduled turnarounds at the Golden Eagle refinery during the 2008 first and second quarters and at the Washington refinery during the 2008 first quarter. During 2007, we experienced reduced throughput due to scheduled turnarounds at the Los Angeles, Golden Eagle, and Utah refineries.

2009 Compared to 2008

Overview.  Operating income for our refining segment decreased by $572 million during 2009. The decrease primarily reflects a lower gross refining margin partially offset by lower operating expenses of $149 million. The impact of a lower per barrel gross refining margin decreased total gross refining margins by $723 million during the year. Operating income included a goodwill impairment charge at our Washington refinery of $43 million during 2009 and a charge of $91 million during 2008 to write-off a receivable for which collection was deemed unlikely. Our operating income in both periods benefited from a reduction in costs of sales by decreasing LIFO inventory layers acquired at lower per-barrel costs. These inventory reductions resulted in operating income improvements of $69 million during 2009 and $138 million during 2008.

Gross Refining Margins.  Our gross refining margin per barrel decreased 23% to $8.90 per barrel in 2009 due to significantly lower industry diesel fuel and jet fuel margins, partially offset by higher industry margins for gasoline and heavy products. The decrease in industry diesel fuel margins throughout 2009 reflects lower global demand and significantly higher U.S. inventories. Industry gasoline margins on the U.S. West Coast improved in 2009 as compared to 2008 primarily due to heavy industry downtime during the 2009 first quarter, unscheduled industry downtime during the 2009 third quarter and lower average gasoline inventories. We also benefited from lower differentials on heavy products, such as fuel oil. Fuel oil prices averaged approximately 93% of the Alaska North Slope (“ANS”) crude oil price during 2009 versus approximately 84% during 2008. Our California region was negatively impacted by a reduction of price differentials between heavy and light crude oils that reduced gross refining margin during 2009. Our California refineries run a high proportion of heavy crude oils (66% of total refining throughput during 2009). See “Industry Overview” for additional information on the decrease in industry refining margins during 2009.

We periodically use derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $68 million during 2009 versus $107 million during 2008. The decrease in our losses reflects the impact of changing our hedging strategy. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long haul crude oils to crude oil prices at the day of processing. We continue to monitor our hedging strategy in 2010.

Refining Throughput.  Total refining throughput declined 46 thousand barrels per day (“Mbpd”) during 2009 primarily due to matching production to lower demand and the following:

•	a refinery-wide turnaround and other unscheduled downtime at the Alaska refinery during the 2009 second quarter;

•	a refinery-wide shutdown for repair of the crude tower at the Washington refinery from mid-January to mid-February 2009;

•	unscheduled maintenance of the delayed coker and hydrocracker at the Golden Eagle refinery during the 2009 third quarter and a turnaround of the hydrocracker at the Golden Eagle refinery in the 2009 second quarter; and

•	unscheduled downtime of the delayed coker at the Los Angeles refinery primarily during the 2009 fourth quarter.

Total refining throughput during 2008 was impacted by turnarounds at our Golden Eagle and Washington refineries.

Refined Products Sales.  Revenues from sales of refined products decreased 41% to $15.7 billion in 2009 as compared to 2008, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased 36% to $72.17 per barrel in 2009 reflecting lower product demand and lower average crude oil prices. Total refined product sales decreased by 9% or 60 Mbpd from 2008, primarily reflecting lower product demand.

Costs of Sales and Expenses.  Our average costs of sales decreased 37% to $64.93 per barrel during 2009 reflecting significantly lower average crude oil prices. Manufacturing and other operating expenses decreased to $1.3 billion in 2009, compared to $1.4 billion in 2008, primarily reflecting lower natural gas utility costs and refining throughput. Depreciation and amortization increased by $33 million during 2009 reflecting the completion of several capital projects during 2008, including the $600 million delayed coker unit at the Golden Eagle refinery. The decrease in selling, general and administrative costs of $95 million from 2008 is due to a $91 million charge to write-off a receivable a year ago. The increase in loss on asset disposals and impairments primarily reflects a goodwill impairment of $43 million and a net termination charge of $12 million related to cancelling the purchase of equipment associated with a capital project at our Los Angeles refinery. The equipment purchase was cancelled as we reevaluated the scope and timing of the project.

2008 Compared to 2007

Overview.  Operating income for our refining segment decreased by $561 million during 2008 primarily due to a lower gross refining margin and increased operating expenses. A lower per barrel gross refining margin reduced our total gross refining margins by $256 million during 2008. Operating income in 2008 included a $91 million charge to write-off a receivable and a LIFO liquidation benefit of $138 million. The LIFO liquidation resulted from a reduction in petroleum inventories by decreasing LIFO layers acquired at lower per-barrel costs.

Gross Refining Margins.  Our gross refining margin per barrel decreased 10% to $11.50 per barrel in 2008, reflecting significantly lower industry gasoline margins. U.S. West Coast benchmark gasoline margins were down from an average of $24 per barrel in 2007 to an average of $12 per barrel in 2008 as a result of rapidly rising crude oil prices during the first half of 2008 and weakening product demand. During the second half of 2008, however, crude oil prices declined primarily due to declining global crude oil demand. The rapid decline in crude oil prices resulted in slightly improved refining margins during the last six months of 2008 versus the prior year as product prices declined more gradually. Weaker industry gasoline margins were partially offset by higher diesel fuel margins in 2008 reflecting strong global demand and low inventories. Industry margins were higher in 2007 due to robust market fundamentals during the first half of the year, including strong demand for refined products, low refinery utilization, low products inventories and the introduction of new lower sulfur requirements for non-road diesel fuel which began in June 2007. Heavy industry turnaround activity and unscheduled downtime on the U.S. West Coast benefited our gross refining margins during the first half of 2007. Our gross refining margin was also negatively impacted during 2008 due to the rapid increase in crude oil prices during the first half of 2008 resulting in increased losses on our derivative positions of $46 million year over year.

Refining Throughput.  During both 2008 and 2007, total refining throughput averaged 595 Mbpd. Excluding the Los Angeles refinery (acquired in May 2007), throughput decreased by 37 Mbpd primarily reflecting throughput reductions at our Alaska, Hawaii and Washington refineries to match production to demand and a turnaround of five major units at our Golden Eagle refinery from mid-March through April 2008 and a turnaround of the fluid catalytic cracker and alkylation units at our Washington refinery from late January to mid-February. During 2007, total refining throughput was reduced by scheduled turnarounds at our Los Angeles, Golden Eagle and Utah refineries and unscheduled downtime at our Golden Eagle and Washington refineries.

Refined Product Sales.  Revenues from sales of refined products increased 28% to $26.8 billion in 2008 as compared to 2007, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average refined product sales price increased 25% to $112.06 per barrel in 2008, as higher average crude oil prices put upward pressure on product prices. Total refined product sales volumes increased reflecting additional sales volumes from operating our Los Angeles refinery for a full year in 2008. Excluding the Los Angeles refinery, total refined product sales volumes decreased by 55 Mbpd reflecting declining product demand.

Costs of Sales and Expenses.  Our average costs of sales increased 31% to $102.37 per barrel during 2008, reflecting the significant increase in average crude oil prices during the year. Manufacturing and other operating expenses increased to $1.4 billion in 2008, compared with $1.2 billion in 2007, with $110 million of the increase incurred by the Los Angeles refinery. The remaining increase of $98 million primarily reflects higher utility costs. Selling, general and administrative expenses increased by $84 million as a result of a $91 million charge to write-off a receivable.

Retail Segment

	2009	2008	2007
	(Dollars in millions except per gallon amounts)

Revenues
Fuel	$3,000	$4,184	$2,946
Merchandise and other	235	248	221

Total Revenues	$3,235	$4,432	$3,167

Fuel Sales (millions of gallons)	1,329	1,354	1,098
Fuel Margin ($/gallon)(a)	$0.21	$0.21	$0.15
Merchandise Margin (in millions)	$53	$57	$52
Merchandise Margin (percent of revenues)	25%	26%	26%
Number of Retail Stations (end of year)
Company-operated	387	389	449
Jobber/dealer	499	490	462

Total Retail Stations	886	879	911

Average Number of Retail Stations (during the year)
Company-operated	388	422	362
Branded jobber/dealer	487	489	384

Total Average Retail Stations	875	911	746

Segment Operating Income (Loss)
Gross Margins
Fuel(b)	$273	$286	$164
Merchandise and other non-fuel margin	77	78	69

Total gross margins	350	364	233
Expenses
Operating expenses	202	216	182
Selling, general and administrative	23	24	24
Depreciation and amortization	39	49	28
Loss on asset disposals and impairments(c)	3	29	7

Segment Operating Income (Loss)	$83	$46	$(8)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. Fuel margin per gallon is calculated by dividing fuel gross margin by fuel sales volumes and may not be calculated similarly by other companies. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(c)	Includes impairment charges during 2008 related to the closure of 42 Mirastar retail stations and a potential sale of 20 retail stations.

2009 Compared to 2008

Operating income for our retail segment increased $37 million during 2009 as compared to 2008 reflecting lower expenses partially offset by lower gross margins. Operating income during 2008 included impairment charges of $29 million related to closing 42 Mirastar retail stations and a write-down of 20 other retail stations associated with a potential sale. Total gross margins decreased to $350 million in 2009 from $364 million in 2008, reflecting lower sales volumes due to lower gasoline demand and a lower average retail station count. The decrease in average retail station count from 2008 reflects closing the 42 Mirastar retail stations.

Revenues on fuel sales decreased to $3.0 billion in 2009, from $4.2 billion in 2008, reflecting significantly lower sales prices and decreased fuel sales volumes. Costs of sales decreased from 2008 due to lower prices for purchased fuel. Our other expenses, excluding the loss on asset disposals and impairments, decreased by $25 million to $264 million during 2009 as compared to 2008 reflecting a lower average retail station count.

2008 Compared to 2007

Operating income for our retail segment was $46 million in 2008, compared to an operating loss of $8 million in 2007. The 2008 results included impairment charges of $29 million. Total gross margins increased to $364 million in 2008 from $233 million in 2007, reflecting significantly increased fuel sales volumes combined with higher fuel margin per gallon. Total gallons sold increased to 1.4 billion gallons from 1.1 billion gallons in 2007, primarily reflecting additional volumes from the Shell and USA Gasoline retail stations acquired in May 2007. Fuel margin increased to $0.21 per gallon in 2008 from $0.15 per gallon in 2007, primarily reflecting retail prices lagging the rapid decrease in crude oil prices during the last half of 2008. Our Shell and USA Gasoline retail stations contributed additional gross margins of $96 million and additional fuel sales of 266 million gallons during 2008 reflecting operation for a full year in 2008. Excluding the acquired retail stations, total gross margins increased by $36 million and fuel sales volumes remained flat in 2008 as compared to 2007. The decrease in our retail station count at December 31, 2008 was due to closing 42 Mirastar retail stations, partially offset by our strategy to grow our branded jobber/dealer presence in the Mid-Continent region and on the U.S. West Coast.

Revenues on fuel sales increased to $4.2 billion in 2008, from $2.9 billion in 2007, reflecting significantly higher sales volumes and increased average sales prices. Excluding the acquired retail stations, revenues on fuel sales increased $191 million primarily due to higher average product sales prices. Costs of sales increased in 2008 due to increased sales volumes and higher average prices for purchased fuel. Operating expenses increased by $34 million during 2008 as compared to 2007. Shell and USA Gasoline retail stations contributed $40 million in additional operating expenses in 2008. Higher depreciation and amortization reflects operating the Shell and USA Gasoline retail stations for a full year in 2008. The loss on asset disposals and impairments increased by $22 million during 2008 primarily reflecting closing 42 Mirastar retail stations and a write down for the potential sale of 20 retail stations.

Consolidated Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $221 million for 2009 compared to $325 million in 2008 and $263 million in 2007. The decrease during 2009 primarily reflects a charge of $91 million in 2008 to write-off a receivable for which collection was deemed unlikely. Excluding the receivable charge, selling, general and administrative expenses during 2008 as compared to 2007 decreased by $29 million primarily due to lower stock-based and incentive compensation costs of $53 million, partially offset by higher employee costs of $19 million. Stock-based compensation for our stock appreciation rights and phantom stock options was lower due to our declining stock price in 2008. Our stock appreciation rights and phantom stock options are revalued to fair value at the end of each reporting period.

Interest and Financing Costs

Interest and financing costs were $130 million in 2009 compared to $111 million in 2008 and $91 million in 2007. The increase in 2009 reflects the issuance of our $300 million senior notes in June 2009 partially offset by lower outstanding revolver borrowings. The increase in 2008 over 2007 reflects the additional debt we incurred in May 2007 to finance acquisitions.

Other Income

Other income totaled $50 million in 2008 reflecting refunds received from owners of the Trans Alaska Pipeline System in connection with rulings by the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates. We did not earn other income during 2009 or 2007.

Income Tax Provision

The income tax benefit amounted to $48 million in 2009 compared to a provision of $151 million in 2008 and $339 million in 2007. The combined federal and state effective income tax rates were 26%, 35% and 37% in 2009, 2008 and 2007, respectively. The 2009 tax rate was lower primarily due to a $43 million impairment of goodwill for which there was no corresponding tax basis. The 2008 tax rate benefited from the favorable settlement of federal tax audits for the years 1996 through 2005.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 26 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended 2009 with $413 million of cash and cash equivalents, no borrowings under our revolver, and approximately $1.1 billion in available borrowing capacity under our credit agreement after $665 million in outstanding letters of credit. At December 31, 2009, we also had three separate letter of credit agreements with a total capacity of $500 million, of which we had $168 million available after $332 million in outstanding letters of credit. Our total capacity of $1.81 billion under the credit agreement can be increased up to a total capacity of $1.95 billion. We can also increase capacity under our separate letter of credit agreements. Our available borrowing capacity under the credit agreement was temporarily reduced as of February 28, 2010 as the standard reserve, as defined, increased from $50 million to $260 million as a result of not meeting the fixed charge coverage ratio. Based on the fixed charge coverage ratio, our total capacity as of February 28, 2010 was $1.3 billion before outstanding letters of credit of $711 million. The amount of available borrowing capacity fluctuates and is based on a periodically adjusted borrowing base consisting of our eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve.

In June 2009, we issued $300 million aggregate principal amount of 9 3/4% senior notes due 2019 for general corporate purposes. Excluding proceeds from the notes issuance, we increased our cash position by $111 million at December 31, 2009 from a year ago. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. Due to the current unfavorable economic conditions in the refining industry, we continue to focus on our available cash through the management of working capital, capital expenditures and operating expenses. However, if industry refining margins were to remain depressed for an extended period of time, we may be required to materially alter our operations which could include deferring capital expenditures, selling assets or temporarily idling one or more of our refineries. We may also seek to increase our available cash through the capital markets.

In February 2010, we suspended our quarterly cash dividend indefinitely to preserve cash and maintain a strong balance sheet as we expect further refining margin volatility. This action also provides us flexibility to allocate capital to our quick return capital projects which we believe will deliver the highest shareholder return in a low margin environment. During 2009, we paid cash dividends on common stock of $0.35 per share totaling $49 million.

Our $300 million 9 3/4% senior notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at 109.75% of face value with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

Capitalization

Our capital structure at December 31, 2009 was comprised of (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019 (net of unamortized discount of $11 million)	289
Junior subordinated notes due 2012 (net of unamortized discount of $25)	125
Capital lease obligations and other	27

Total debt	1,841
Stockholders’ equity	3,087

Total Capitalization	$4,928

At December 31, 2009, our debt to capitalization ratio was 37%, compared to 33% at year-end 2008, reflecting the issuance of our $300 million senior notes during 2009 and a net loss of $140 million in 2009.

Our credit agreement and senior notes impose various restrictions and covenants on us that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

•	pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	engage in certain merger or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

The indentures also limit our subsidiaries’ ability to make certain payments and distributions.

Credit Agreement — Revolving Credit Facility

In February 2010 and May 2009, we amended our credit agreement, which among other things, modified the following:

•	lowered the minimum tangible net worth requirement, as defined;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio test;

•	the covenant permitting additional unsecured indebtedness, as defined, increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements, previously capped at $500 million, are no longer subject to a cap;

•	the applicable margin, as defined; and

•	the annual rate of commitment fees changed from 0.25% to 0.375% in May 2009 and to 0.50% in February 2010 for the unused portion of the revolving credit facility.

At December 31, 2009, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.0 billion (based upon an Alaska North Slope crude oil price of $80 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The capacity can be further increased up to $1.95 billion. As of December 31, 2009, we had no borrowings and $665 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $1.14 billion or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at December 31, 2009), or a Eurodollar rate (0.23% at December 31, 2009) plus an applicable margin. The applicable margin at December 31, 2009 was 1.50% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.50% at December 31, 2009). Our credit agreement expires in May 2012.

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. We satisfied all of the financial covenants under the credit agreement for the year ended December 31, 2009. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

Letter of Credit Agreements

The credit agreement allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At December 31, 2009, our letters of credit capacity under these three agreements totaled $500 million, of which $332 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2009	2008	2007

Cash Flows From (Used In):
Operating Activities	$663	$716	$1,322
Investing Activities	(436)	(610)	(2,838)
Financing Activities	166	(109)	553

Increase (Decrease) in Cash and Cash Equivalents	$393	$(3)	$(963)

Net cash from operating activities decreased to $663 million in 2009 primarily due to less cash earnings, partially offset by lower working capital requirements. Net cash used in investing activities of $436 million in 2009 was primarily for capital expenditures. Net cash from financing activities primarily reflects the net proceeds from our senior notes issuance partially offset by repayments on our revolver and dividend payments. Gross borrowings under our revolving credit agreement totaled $418 million, and we repaid $484 million in borrowings during 2009. Working capital (excluding cash) decreased $264 million at December 31, 2009 from $185 million at December 31, 2008, as payables increased, due to higher crude oil prices at year end, by a larger amount than both receivables and inventories. Inventories decreased by approximately 4 million barrels from December 31, 2008 reflecting our initiatives to optimize working capital and the impact of matching production to lower product demand.

Net cash from operating activities decreased during 2008 to $716 million primarily due to lower cash earnings and higher working capital requirements reflecting significantly lower payables associated with falling crude oil prices at year end. Net cash used in investing activities of $610 million in 2008 was primarily for capital expenditures. Net cash used in financing activities in 2008 primarily reflects payments under our revolver and dividend payments of $55 million. Gross borrowings under our revolving credit agreement totaled $5.65 billion, and we repaid $5.71 billion in borrowings during 2008. Working capital (excluding cash) totaled $185 million at December 31, 2008 compared to $83 million at December 31, 2007, primarily reflecting lower payables, partially offset by decreased receivables and inventories. Payables and receivables decreased due to the lower prices of crude oil and refined products. Receivables decreased less than payables as a result of product prices lagging sharply falling crude oil prices. Inventories decreased from year end due in part to our efforts to reduce inventories.

Capital Expenditures

During 2010, we expect our capital spending to total approximately $450 million. Our capital spending during 2009 was $401 million compared to our 2009 capital budget of $460 million. Our 2010 projected and 2009 actual capital spending amounts are comprised of the following project categories at December 31, 2009:

	Percent of 2010 Projected	Percent of 2009
Project Category	Capital Spending	Capital Spending

Regulatory	55%	60%
Sustaining	30%	30%
Income Improvement	15%	10%

See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.

Refinery Turnaround Spending

We expect to spend approximately $150 million for refinery turnarounds and catalyst in 2010. The turnaround spending is primarily at our Utah refinery during the first quarter, our North Dakota refinery during the second quarter and our Hawaii refinery during the third quarter. Refining throughput and yields in 2010 will be affected by these turnarounds. During 2009, we spent $141 million for refinery turnarounds and catalyst, primarily at our Golden Eagle, Alaska and Los Angeles refineries.

Long-Term Commitments

Contractual Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes J and N in our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The following table summarizes our annual contractual commitments as of December 31, 2009 (in millions):

Contractual Obligation	2010	2011	2012	2013	2014	Thereafter

Long-term debt obligations(a)	$132	$132	$726	$93	$92	$1,483
Capital lease obligations(b)	5	3	3	4	3	17
Operating lease obligations(b)	243	208	160	108	84	400
Crude oil supply obligations(c)	4,313	921	—	—	—	—
Other purchase obligations(d)	279	112	103	98	100	443
Capital expenditure obligations	69	—	—	—	—	—

Total Contractual Obligations	$5,041	$1,376	$992	$303	$279	$2,343

(a)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest. Operating lease obligations represent our future minimum noncancellable lease commitments. Operating lease commitments for 2010 include lease arrangements with initial terms of less than one year, and are not reduced by minimum rentals to be received by us under subleases.

(c)	Represents an estimate of our contractual purchase commitments for crude oil, with remaining terms ranging from 1 year to 2 years. Prices under these term agreements generally fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices as of December 31, 2009, ranging by crude oil type from $60 per barrel to $80 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)	Represents primarily long-term commitments for the transportation of crude oil and to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

In addition to the amounts shown in the table above, $29 million of unrecognized tax benefits have been recorded as liabilities, $7 million of which is classified as current in the consolidated balance sheet. With the exception of amounts classified as current liabilities, we are uncertain as to when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of $28 million at December 31, 2009, $21 million of which is classified as current in the consolidated balance sheet. See Note L in our consolidated financial statements in Item 8 for further information.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note N to our consolidated financial statements, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Even though we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for these outcomes based on our best estimates. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating and closed retail stations and operating and closed refined products terminals. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs, additional operating restrictions on our business, and an increase in the cost of or reduced demand for products we manufacture, all of which could have an adverse impact on our financial position, results of operations, and liquidity.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries which may require additional expenditures to logistically accommodate the increased use of renewable transportation fuels.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a Low Carbon Fuel Standard (“LCFS”) to achieve emission reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap and trade requirements, are being developed by the California Air Resources Board, will take effect in 2012 and will be fully implemented by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot currently predict its impact on our financial position, results of operations and liquidity.

In 2009, the U.S. Environmental Protection Agency proposed regulating greenhouse gas emissions under the Clean Air Act. The proposed regulations may be finalized in 2010 and include proposed standards for the control of greenhouse gas emissions from light trucks and cars which could reduce the demand for transportation fuels we manufacture. In addition, the proposed regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls which could require material capital expenditures at our refineries. Also in 2009, the U.S. House of Representatives passed legislation seeking to establish a national cap-and-trade program beginning in 2012 to address greenhouse gas emissions and climate change. The legislation as proposed would materially increase our cost of compliance, however, the U.S. Senate failed to pass similar legislation and we believe it will not do so in 2010.

We are subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $25 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

We are also subject to extensive federal, state and local tax laws and regulations. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

Environmental Liabilities

We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. However, our environmental liabilities are based on estimates including engineering assessments and it is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available.

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $73 million and $87 million at December 31, 2009 and 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.

We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution of the order but we believe it will not have a material adverse effect on our financial position or results of operations.

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

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for the alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are evaluating the alleged violations contained in the suit.

We are a defendant, along with other manufacturing, supply and marketing defendants, in five lawsuits alleging MTBE contamination in ground water. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the five cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.

Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and believe we have defenses to the allegations and intend to vigorously defend ourselves.

Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We have investigated the allegations contained in the NOV and sent the EPA additional information in 2009.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $22 million) as retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined, and some uncertainty remains about the scope of the Order.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent $48 million in 2009, and plan to spend an additional $225 million through 2012 at five of our refineries to comply with the regulations. Our California refineries will not require capital spending to meet the benzene reduction standards. These cost estimates are subject to further review and analysis.

Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes and a portfolio of small capital projects.

Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines to comply with an Order from the California Regional Water Quality Control Board. We spent $8 million in 2009, and expect to spend an additional $50 million through 2015 to complete the project.

We completed installing equipment at our Golden Eagle refinery in February 2010 to eliminate the use of atmospheric blowdown towers as emergency relief systems. We spent $42 million in 2009, and we expect to spend $11 million in 2010, primarily for an additional project to eliminate a blowdown tower at our North Dakota refinery.

We will spend additional capital at our Golden Eagle refinery for reconfiguring and replacing above-ground storage tank systems. We spent $15 million in 2009, and expect to spend an additional $50 million through 2015 for this project.

We are evaluating alternative projects for wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects could cost between $50 million and $150 million through 2016. The timing of these projects is being evaluated and is subject to change.

We are required under a consent decree with the EPA to reduce air emissions at our North Dakota and Utah refineries. We spent $16 million in 2009 and expect to spend an additional $7 million in 2010 to install NOx emission controls on boilers and heaters at these refineries. We plan to meet the requirements in 2010.

The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 8.5%, and our funded employee pension plan assets experienced a gain of $34 million in 2009 and a loss of $94 million in 2008. Based on a 5.80% discount rate and fair values of plan assets as of December 31, 2009, the fair values of the assets in our funded employee pension plan were equal to approximately 60% of the projected benefit obligation as of the end of 2009. At January 1, 2009 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 116%. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2009, we voluntarily contributed $35 million to improve the funded status of the plan. We have no minimum required contribution to our pension plan under applicable laws and regulations. Future contributions are affected by returns on plan assets, employee demographics and other factors. See Note M in our consolidated financial statements in Item 8 for further discussion.

ACCOUNTING STANDARDS

Critical Accounting Policies

Our accounting policies are described in Note A in our consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

Receivables — Our trade receivables are stated at their invoiced amounts, less an allowance for potentially uncollectible amounts. We monitor the credit and payment experience of our customers and manage our loss exposure through our credit policies and procedures. The estimated allowance for doubtful accounts is based on our general loss experience and identified loss exposures on individual accounts. Actual losses could vary from estimates as global economic conditions and the related credit environment could change.

Property, Plant and Equipment and Acquired Intangibles — We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. At December 31, 2009, we evaluated certain of our refineries for potential impairment and we determined that no impairment was necessary.

Goodwill — As of December 31, 2009 and 2008, we had goodwill of $46 million and $89 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist for the underlying assets. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use an income approach based on the present value of expected net cash flows and a market approach based on recent sales transactions and current stock prices to determine the estimated fair value of our reporting units.

During 2009, deteriorating market conditions associated with the economic recession, including excess product inventories and rising crude oil costs, reduced current period and forecasted earnings within our business and industry as well as quoted market prices for comparable company common stocks and refinery sales transactions. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value at our Washington refinery resulting in a goodwill impairment of $43 million. At December 31, 2009, we did not have any reporting units with material goodwill balances at risk of impairment. The estimated fair value of our largest remaining reporting unit with goodwill of approximately $30 million exceeded its carrying value by approximately 100% at year-end. However, our impairment test is subject to change from period to period as it requires us to make cash flow assumptions about many things including, future margins, volumes, operating costs, capital expenditures, growth rates and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Changes in market conditions could result in impairment charges in the future.

Environmental Liabilities - At December 31, 2009 and 2008, our total environmental liabilities included in accrued liabilities and other liabilities were $106 million and $123 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Generally, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties. Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. We do not discount our estimated liabilities to present value.

Income Taxes — As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $9 million on certain state credit carryforwards as of December 31, 2009 based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods. We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take, are recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $57 million and $71 at December 31, 2009 and 2008, respectively.

Asset Retirement Obligations — Our asset retirement obligations totaled $34 million and $35 million at December 31, 2009 and 2008, respectively. We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows using third-party estimates or historical data to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including projected cash flows, inflation, a discount rate, the settlement dates or a range of potential settlement dates and the probabilities associated with settlement. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates. Our estimates are subject to change due to potential changes in laws, regulations or interpretations, additional information related to the extent and nature of the retirement and technological improvements associated with the retirement activities. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipelines and certain terminals and retail stations, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans assets and its projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to rates of high quality corporate bonds that mature in a pattern similar to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.

A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2009 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Expected Rate of Return
Effect on net periodic pension expense	$(3)	$2
Discount Rate
Effect on net periodic pension expense	$(6)	$6
Effect on projected benefit obligation	$(42)	$49

See Note M in our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. Changes in our assumptions may impact the expenses related to our stock-based awards. Our stock appreciation rights and phantom stock options are revalued to estimated fair value at the end of each reporting period. Changes in our assumptions may impact our liabilities and expenses associated with our stock-based awards.

New Accounting Standards and Disclosures

See Note A in our consolidated financial statements in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We have a risk management committee whose responsibilities include reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk report to executive management for consideration.

Commodity Price Risks

Our earnings and cash flows from operations depend on the margin, relative to fixed and variable expenses (including the costs of crude oil and other feedstocks), at which we are able to sell our refined products. The prices of crude oil and refined products have fluctuated substantially in recent years and depend on many factors. These factors include the global supply and demand for crude oil, diesel fuel and other refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. The prices we sell our refined products for are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2009 average throughput of 549 Mbpd, would change annualized pretax operating income by approximately $200 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 20 million barrels and 24 million barrels at December 31, 2009 and 2008, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2009 was approximately $26 per barrel on a LIFO basis, compared to market prices of approximately $82 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We periodically use non-trading derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically include exchange-traded futures and over-the-counter swaps and options, generally with durations of less than one year. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long-haul strategy that matched the price of long haul crude oils to crude oil prices at the day of processing. We continue to monitor our hedging strategy in 2010.

We elected not to designate our derivative instruments as cash flow or fair value hedges during 2009 and 2008. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value in “Costs of sales and operating expenses”. Accordingly, no change in the value of the related underlying physical commodity is recorded. We include the carrying amounts of our derivatives in “Prepayments and other” or “Accrued liabilities.”

Net earnings during 2009 and 2008 included net losses of $68 million and $107 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	2009		2008
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)

Unrealized gain or loss carried on open positions from prior year	1	$(18)	21	$39
Settled derivative positions	287	(52)	525	(164)
Unrealized gain or loss on open positions	1	2	1	18

Net loss		$(68)		$(107)

Our open positions at December 31, 2009 will expire at various times primarily during 2010. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 1 million barrels at December 31, 2009, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pretax operating income by approximately $1 million.

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our monthly purchases of Canadian crude oil. Beginning in August 2009, we entered into forward contracts of Canadian dollars (C$) to manage any monthly exchange rate fluctuations. As of December 31, 2009, we had a forward contract to purchase C$67 million that matured on January 25, 2010. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows of Tesoro Corporation and subsidiaries (the “Company”) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Tesoro Corporation and subsidiaries for the year-ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008 (October 21, 2008, as to Note R)

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In millions except per share amounts)

REVENUES(a)	$16,872	$28,416	$21,976
COSTS AND EXPENSES:
Costs of sales and operating expenses(a)	16,208	27,177	20,369
Selling, general and administrative expenses	221	325	263
Depreciation and amortization	426	401	357
Loss on asset disposals and impairments	74	42	20

OPERATING INCOME (LOSS)	(57)	471	967
Interest and financing costs	(130)	(111)	(91)
Interest income	4	7	33
Foreign currency exchange gain (loss)	(5)	12	(4)
Other income	—	50	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(188)	429	905
Income tax provision (benefit)	(48)	151	339

NET EARNINGS (LOSS)	$(140)	$278	$566

NET EARNINGS (LOSS) PER SHARE:
Basic	$(1.01)	$2.03	$4.17
Diluted	$(1.01)	$2.00	$4.06
WEIGHTED AVERAGE COMMON SHARES:
Basic	138.2	136.8	135.7
Diluted	138.2	139.2	139.5
DIVIDENDS PER SHARE	$0.35	$0.40	$0.35
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$283	$278	$240

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in millions except per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$413	$20
Receivables, less allowance for doubtful accounts	1,116	738
Inventories	622	787
Prepayments and other	72	101

Total Current Assets	2,223	1,646

PROPERTY, PLANT AND EQUIPMENT
Refining	5,789	5,468
Retail	647	599
Corporate and other	213	198

	6,649	6,265
Less accumulated depreciation and amortization	(1,459)	(1,184)

Net Property, Plant and Equipment	5,190	5,081

OTHER NONCURRENT ASSETS
Goodwill	46	89
Acquired intangibles, net	255	269
Other, net	356	348

Total Other Noncurrent Assets	657	706

Total Assets	$8,070	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,441	$1,027
Accrued liabilities	444	412
Current maturities of debt	4	2

Total Current Liabilities	1,889	1,441

DEFERRED INCOME TAXES	505	416
OTHER LIABILITIES	752	749
DEBT	1,837	1,609
COMMITMENTS AND CONTINGENCIES (Note N)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 147,295,424 shares issued (145,755,260 in 2008)	24	24
Additional paid-in capital	947	916
Retained earnings	2,427	2,616
Treasury stock, 6,867,848 common shares (7,380,182 in 2008), at cost	(140)	(147)
Accumulated other comprehensive loss	(171)	(191)

Total Stockholders’ Equity	3,087	3,218

Total Liabilities and Stockholders’ Equity	$8,070	$7,433

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME AND
STOCKHOLDERS’ EQUITY

		Stockholders’ Equity
								Accumulated
								Other
				Additional				Comprehensive
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Income
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)
	(In millions)

AT JANUARY 1, 2007		143.4	$24	$829	$1,876	(7.6)	$(159)	$(68)
Net earnings	566	—	—	—	566	—	—	—
Cash dividends	—	—	—	—	(48)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(4)	—
Shares issued for stock options and benefit plans	—	1.0	—	32	—	0.2	12	—
Excess tax benefits from stock-based compensation arrangements exercised	—	—	—	10	—	—	—	—
Restricted stock grants and amortization	—	0.1	—	5	—	—	—	—
Adoption of FASB Interpretation No. 48	—	—	—	—	(1)	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $14)	(22)	—	—	—	—	—	—	(22)

Total Comprehensive Income	$544

AT DECEMBER 31, 2007		144.5	$24	$876	$2,393	(7.5)	$(151)	$(90)
Net earnings	278	—	—	—	278	—	—	—
Cash dividends	—	—	—	—	(55)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.2)	(5)	—
Shares issued for stock options and benefit plans	—	0.7	—	25	—	0.3	9	—
Excess tax benefits from stock-based compensation arrangements exercised	—	—	—	3	—	—	—	—
Restricted stock grants and amortization	—	0.6	—	12	—	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $65)	(101)	—	—	—	—	—	—	(101)

Total Comprehensive Income	$177

AT DECEMBER 31, 2008		145.8	$24	$916	$2,616	(7.4)	$(147)	$(191)
Net loss	(140)	—	—	—	(140)	—	—	—
Cash dividends	—	—	—	—	(49)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(2)	—
Shares issued for stock options and benefit plans	—	0.6	—	17	—	0.6	9	—
Restricted stock grants and amortization	—	0.9	—	14	—	—	—	—
Other comprehensive income:
Pension and other benefit liability adjustments (net of tax provision of $13)	20	—	—	—	—	—	—	20

Total Comprehensive Loss	$(120)

AT DECEMBER 31, 2009		147.3	$24	$947	$2,427	(6.9)	$(140)	$(171)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(140)	$278	$566
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	426	401	357
Amortization of debt issuance costs and discounts	13	11	12
Loss on asset disposals and impairments	74	42	20
Stock-based compensation	46	14	53
Provision for bad debts	9	95	2
Deferred income taxes	95	89	(1)
Excess tax benefits from stock-based compensation arrangements	(2)	(3)	(10)
Other changes in non-current assets and liabilities	(103)	(64)	(76)
Changes in current assets and current liabilities:
Receivables	(387)	410	(362)
Inventories	165	413	(50)
Prepayments and other	17	28	(34)
Accounts payable and accrued liabilities	450	(998)	845

Net cash from operating activities	663	716	1,322

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(437)	(650)	(747)
Proceeds from asset sales	1	40	14
Acquisitions	—	—	(2,105)

Net cash used in investing activities	(436)	(610)	(2,838)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount and issuance costs	282	—	494
Borrowings under revolving credit agreement	418	5,658	1,060
Repayments on revolving credit agreement	(484)	(5,712)	(940)
Repayments of debt	(2)	(2)	(216)
Dividend payments	(49)	(55)	(48)
Proceeds from stock options exercised	4	5	9
Repurchases of common stock	(2)	(5)	(4)
Excess tax benefits from stock-based compensation arrangements	2	3	10
Borrowings under term loan	—	—	700
Debt refinanced	—	—	(500)
Financing costs and other	(3)	(1)	(12)

Net cash from (used in) financing activities	166	(109)	553

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	393	(3)	(963)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20	23	986

CASH AND CASH EQUIVALENTS, END OF YEAR	$413	$20	$23

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$95	$84	$70
Income taxes paid (refunded), net of refunds	$(18)	$45	$329
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$34	$70	$101

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western and mid-continental United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline, gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 15 states through a network of 886 retail stations, primarily under the Tesoro®, Mirastar®, Shell®, and USA Gasolinetm brands.

Our earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products have fluctuated substantially in our markets. Our operating results have been significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things, changes in the global economy and the level of foreign and domestic production of crude oil and refined products, geo-political conditions, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations, threatened or actual terrorist incidents or acts of war, and local factors, including market conditions and the level of operations of other suppliers in our markets. As a result of these factors, margin fluctuations during any reporting period can have a significant impact on our results of operations, cash flows, liquidity and financial position.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tesoro and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain investments are carried at cost. These investments are not material, either individually or in the aggregate, to Tesoro’s financial position, results of operations or cash flows. We have reclassified certain previously reported amounts related to gains and losses on our derivative instruments to conform to the current presentation (see Note Q). We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

Use of Estimates

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

Receivables

Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. Credit is extended based on an evaluation of the customer’s financial condition and in certain circumstances,

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral, such as letters of credit or guarantees, is required. Our reserve for bad debts is based on factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. We estimate the fair value for our debt primarily using quoted market prices. Both the carrying value and fair value of our debt at December 31, 2009 was approximately $1.8 billion.

Inventories

Inventories are stated at the lower of cost or market. We use last-in, first-out (“LIFO”) as the primary method to determine the cost of crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of oxygenates and by-products using the first-in, first-out (“FIFO”) cost method. We value merchandise along with materials and supplies at average cost.

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $276 million, $253 million and $229 million for 2009, 2008 and 2007, respectively.

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $25 million, $27 million and $30 million during 2009, 2008 and 2007, respectively, and is recorded as a reduction to “Interest and financing costs.”

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur these costs and can make a reasonable estimate of the fair value of the liability. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include:

•	hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), site restoration, and removal or dismantlement requirements associated with the closure of our refining facilities, terminal facilities or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment; and

•	removal of underground storage tanks at our owned retail stations at or near the time of closure.

We have not historically incurred significant AROs for hazardous materials disposal or other removal costs associated with asset retirements or replacements during scheduled maintenance projects. We believe that the majority of our tangible assets have indeterminate useful lives. This precludes development of assumptions about the potential timing of settlement dates based on the following:

•	there are no plans or expectations of plans to retire or dispose of these assets;

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	we plan on extending the assets’ estimated economic lives through scheduled maintenance projects at our refineries and other normal repair and maintenance and by continuing to make improvements based on technological advances;

•	we have rarely retired similar assets in the past; and

•	industry practice for similar assets has historically been to extend the economic lives through regular repair and maintenance and implementation of technological advances.

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value. Environmental expenses are recorded primarily in “Costs of sales and operating expenses”.

Goodwill and Acquired Intangibles

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill. We are required, however, to review goodwill for impairment annually or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable.

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emissions credits, customer agreements and contracts and the USA Gasoline trade name. We amortize acquired intangibles on a straight-line basis over estimated useful lives of 2 to 31 years, and we include the amortization in “Depreciation and amortization.”

Other Assets

We defer turnaround and certain catalyst costs and amortize the costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 10 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Certain catalysts are used in refinery processing units for periods exceeding one year. Amortization for these deferred costs, which is included in “Depreciation and amortization,” amounted to $129 million, $127 million and $111 million in 2009, 2008 and 2007, respectively.

We defer debt issuance costs related to our credit agreement and senior notes and amortize the costs over the terms of each instrument. We include the amortization in “Interest and financing costs”. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets, including acquired intangible assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is generally the point at which title is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in “Costs of sales and operating expenses” on a net basis. These transactions include crude oil and refined product purchases and resales used for trading purposes; nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply; and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in “Revenues,” and we include the related costs in “Costs of sales and operating expenses”.

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both “Revenues” and “Costs of sales and operating expenses.” These taxes, primarily related to sales of gasoline and diesel fuel, totaled $283 million, $278 million and $240 million in 2009, 2008 and 2007, respectively.

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if it is more likely than not that those items will either expire before we are able to realize their benefit or their future deductibility is uncertain. We recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken, or expected to be taken, that are not recognized are recorded as liabilities.

Pension and Other Postretirement Benefits

We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. A change in the funded status of our defined benefit postretirement plan is recognized in “Other comprehensive income” in the year the change occurs.

Stock-Based Compensation

Our stock-based compensation includes stock options, restricted stock, stock-appreciation rights and phantom stock options. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model. The fair value of our restricted stock awards on the date of grant is equal to the market price of our common stock. We amortize the fair value of our stock options and restricted stock using the straight-line method over the vesting period. The fair values of our stock appreciation rights and phantom stock options are estimated at the end of each reporting period and are recorded as liabilities.

Derivative Instruments

We periodically use non-trading derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivatives instruments typically include exchange-traded futures and over-the-counter swaps and options, generally with durations of one year or less.

All of our derivative instruments are matched against physical crude oil or finished product barrels in our refining and marketing operations. We do not hold or issue derivative instruments for trading purposes and we do not use hedge accounting. We mark to market our derivative instruments and recognize the changes in their fair values in “Costs of sales and operating expenses.” However, we do not record a change in the value of the related underlying physical commodity. The fair values of our derivatives are recorded in “Prepayments and other” or “Accrued liabilities.” We net our asset and liability positions associated with multiple derivative instruments that are

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executed with the same counterparty under master netting arrangements. We did not designate or account for any derivative instruments as cash flow or fair value hedges during 2009, 2008 or 2007.

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during the year. Amounts are recorded in “Foreign currency exchange gain (loss).”

New Accounting Standards and Disclosures

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the exclusive authoritative source for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification is a compilation of U.S. GAAP previously issued by several standard setters. Future FASB accounting standards will update the Codification and will be referred to as “Accounting Standards Updates”. The Codification became effective for Tesoro for the period ended September 30, 2009 and did not impact our financial position or results of operations.

Business Combinations

We adopted a standard on January 1, 2009, that requires the assets acquired and liabilities assumed in a business combination be recorded at the acquisition-date fair value. This standard changed the accounting treatment for certain acquisition related items, including requirements to:

•	expense acquisition related costs as incurred;

•	value noncontrolling interests at fair value at the acquisition date; and

•	expense restructuring costs associated with an acquired business.

The adoption of this standard did not impact our financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

We adopted a standard on January 1, 2009, that changes the annual and interim disclosure requirements for derivative instruments and hedging activities. The standard requires us as an entity with derivative instruments, to disclose how and why we use derivative instruments, how we account for derivative instruments and related hedged items and how those items affect our financial position, financial performance and cash flows. The adoption of this standard did not impact our financial position or results of operations. The new disclosures under the standard are included in Note H.

Employers Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued a standard that requires disclosure for each major category of plan assets within the fair value hierarchy (i.e. level 1, level 2 and level 3). The standard also requires disclosure of investment policies and strategies, the fair value of plan assets by major category, the nature and amount of any concentrations of risk within categories, and the valuation techniques and inputs used to develop fair value measurements of plan assets. This standard became effective for the year ended December 31, 2009 and did not impact our financial position or results of operations. The new disclosures are included in Note M.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

We adopted a standard on January 1, 2009, that expanded the framework and disclosures for measuring fair value to nonfinancial assets and nonfinancial liabilities, including acquired or impaired goodwill, the initial recognition of asset retirement obligations and impaired property, plant and equipment The adoption of this standard did not impact our financial position or results of operations.

Subsequent Events

We adopted a standard as of June 30, 2009, that establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard requires us to evaluate these events through the date that the financial statements are issued and to disclose the date of evaluation. The adoption of this standard did not impact our financial position or results of operations.

Variable Interest Entities

The FASB issued a standard in June 2009 that amends previous guidance on accounting for variable interest entities. The standard modifies the criteria for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard became effective January 1, 2010 and did not impact our financial position or results of operations.

NOTE B —	EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Common stock options for which the exercise prices were greater than the average market price of our common stock are excluded from potentially dilutive shares. These options totaled 4.8 million shares, 3.3 million shares and 0.2 million shares for the years ended December 31, 2009, 2008 and 2007, respectively. As a result of the net loss for the year ended December 31, 2009, the assumed conversion of common stock equivalents produced anti-dilutive results and therefore was not included in the dilutive calculation. Share and per share calculations are presented below (in millions except per share amounts):

	2009	2008	2007

Basic:
Net earnings (loss)	$(140)	$278	$566

Weighted average common shares outstanding	138.2	136.8	135.7

Basic Earnings (Loss) Per Share	$(1.01)	$2.03	$4.17

Diluted:
Net earnings (loss)	$(140)	$278	$566

Weighted average common shares outstanding	138.2	136.8	135.7
Dilutive effect of stock options and unvested restricted stock	—	2.4	3.8

Total diluted shares	138.2	139.2	139.5

Diluted Earnings (Loss) Per Share	$(1.01)	$2.00	$4.06

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C —	RECEIVABLES

Receivables at December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Trade receivables	$966	$675
Tax receivables	151	60
Other receivables	7	11
Allowance for doubtful accounts	(8)	(8)

Total receivables, net	$1,116	$738

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

NOTE D —	INVENTORIES

Components of inventories at December 31, 2009 and 2008 were (in millions):

	2009	2008

Crude oil and refined products	$507	$680
Oxygenates and by-products	22	22
Merchandise	13	13
Materials and supplies	80	72

Total Inventories	$622	$787

Crude oil and refined products inventories valued primarily at LIFO cost were less than replacement cost by approximately $1.1 billion and $405 million, at December 31, 2009 and 2008, respectively. During 2009 and 2008, reductions in inventory quantities resulted in liquidations of applicable LIFO inventory quantities carried at lower costs in prior years. These LIFO liquidations resulted in a decrease in costs of sales of $69 million and $138 million during 2009 and 2008, respectively.

NOTE E —	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Goodwill is not amortized but is tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. Goodwill in our refining segment totaled $41 million and $84 million at December 31, 2009 and 2008, respectively. In our retail segment, goodwill totaled $5 million at both December 31, 2009 and 2008. The changes in the carrying amount of goodwill during 2009 and 2008 were as follows (in millions):

	2009	2008

Balance as of beginning of year	$89	$92
Goodwill impairment loss	43	3

Balance as of end of year	$46	$89

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our refining and retail reporting units are estimated based on an income approach using the present value of expected future cash flows for each reporting unit. We also use a market approach to value our refining reporting units using recent refinery sales transactions and quoted common stock prices of comparable companies within the refining industry. Deteriorating market conditions associated with the economic recession, excess product inventories and rising crude oil costs during 2009 reduced current period and forecasted earnings within our business and industry as well as quoted market prices for comparable company common stocks and refinery sales transactions. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value for one of our refining reporting units resulting in a goodwill impairment of $43 million. The impairment charge is included in “Loss on asset disposals and impairments.” We continue to carry goodwill for reporting units where estimated fair values exceed carrying values.

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2009			December 31, 2008
			Net			Net
	Historical	Accumulated	Book	Historical	Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value

Air emissions credits	$220	$43	$177	$211	$33	$178
Customer agreements and contracts	50	31	19	50	28	22
USA Gasoline tradename	35	5	30	35	3	32
Software	20	16	4	20	9	11
Refinery permits and plans	17	5	12	17	5	12
Favorable leases	12	2	10	12	1	11
Other intangibles	6	3	3	6	3	3

Total	$360	$105	$255	$351	$82	$269

All of our acquired intangible assets are subject to amortization. Amortization expense of acquired intangible assets amounted to $23 million, $21 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our estimated amortization expense for each of the following five years is: 2010 — $19 million; 2011 — $19 million; 2012 — $13 million; 2013— $12 million; and 2014 — $12 million.

NOTE F —	OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2009 and 2008 consisted of (in millions):

	2009	2008

Deferred maintenance costs, including refinery turnarounds, net of amortization	$299	$287
Debt issuance costs, net of amortization	25	22
Notes receivable	1	10
Other assets, net of amortization	31	29

Total Other Assets	$356	$348

NOTE G —	FAIR VALUE MEASUREMENTS

We classify financial assets and financial liabilities into the following fair value hierarchy: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. During 2009, we did not measure any significant nonfinancial assets or nonfinancial liabilities at fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the fair value of our derivative assets and liabilities by level within the fair value hierarchy at December 31, 2009 (in millions):

Quoted Prices
in Active
		Markets for	Significant
		Identical	Other	Significant
		Unobservable	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivatives	$6	$6	$—	$—
Liabilities:
Derivatives	$4	$3	$1	$—

The following table presents the fair value of our derivative assets and liabilities by level within the fair value hierarchy at December 31, 2008 (in millions):

Quoted Prices
in Active
		Markets for	Significant
		Identical	Other	Significant
		Unobservable	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivatives	$20	$23	$(3)	$—
Liabilities:
Derivatives	$2	$—	$2	$—

NOTE H —	DERIVATIVE INSTRUMENTS

The timing, direction and the overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically include exchange-traded futures, over-the-counter swaps and options, generally with maturity dates of less than one year.

Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At December 31, 2009, we had open net long swaps positions of 1.1 million barrels and open net short futures positions of 1.2 million barrels. We have swap derivative instruments that require cash collateral if our liability position exceeds specified thresholds. At December 31, 2009, we did not have any cash collateral outstanding.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of December 31, 2009 and 2008. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet, nor will they agree to the fair value information presented in Note G.

	Assets			Liabilities
	Balance			Balance
	Sheet	December 31,	December 31,	Sheet	December 31,	December 31,
	Location	2009	2008	Location	2009	2008

Commodity contracts	Prepayments and other	$68	$157	Accrued liabilities	$66	$140

The following information presents the gains and losses for our non-hedging derivative instruments for the years ended December 31, 2009 and 2008 (in millions):

		Years Ended
		December 31,
	Location of Gain (Loss)	2009	2008

Commodity contracts	Costs of sales and operating expenses	$(68)	$(107)

NOTE I —	ACCRUED LIABILITIES

Our current accrued liabilities and noncurrent other liabilities at December 31, 2009 and 2008 included (in millions):

	2009	2008

Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$153	$156
Employee costs	72	63
Environmental liabilities	50	53
Liability for unrecognized tax benefits, including interest and penalties	28	35
Deferred income tax liability	15	—
Interest	16	14
Pension and other postretirement benefits	15	10
Other	95	81

Total Accrued Liabilities — Current	$444	$412

Other Liabilities — Noncurrent:
Pension and other postretirement benefits	$590	$570
Environmental liabilities	56	70
Liability for unrecognized tax benefits, including interest and penalties	29	36
Asset retirement obligations	28	27
Other	49	46

Total Other Liabilities — Noncurrent	$752	$749

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	DEBT

At December 31, 2009 and 2008, debt consisted of (in millions):

	2009	2008

Credit Agreement — Revolving Credit Facility	$—	$66
9 3/4% Senior Notes Due 2019 (net of unamortized discount of $11)	289	—
6 1/2% Senior Notes Due 2017	500	500
6 5/8% Senior Notes Due 2015	450	450
6 1/4% Senior Notes Due 2012	450	450
Junior subordinated notes due 2012 (net of unamortized discount of $25 in 2009 and $32 in 2008)	125	118
Capital lease obligations and other	27	27

Total debt	1,841	1,611
Less current maturities	4	2

Debt, less current maturities	$1,837	$1,609

The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2009 were: 2010 — $4 million; 2011 — $2 million; 2012 — $602 million; 2013 — $3 million; and 2014 — $2 million.

See Note O for information related to limits imposed by our debt agreements on restricted payments (as defined in our debt agreements) which include cash dividends, stock repurchases or voluntary prepayments of subordinated debt.

Credit Agreement — Revolving Credit Facility

In February 2010 and May 2009, we amended our credit agreement, which among other things, modified the following:

•	lowered the minimum tangible net worth requirement, as defined;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio test;

•	the covenant permitting additional unsecured indebtedness, as defined, increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements previously capped at $500 million are no longer subject to a cap;

•	the applicable margin, as defined; and

•	the annual rate of commitment fees changed from 0.25% to 0.375% in May 2009 and to 0.50% in February 2010 for the unused portion of the revolving credit facility.

At December 31, 2009, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.0 billion (based upon an Alaska North Slope crude oil price of $80 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The capacity can be further increased up to $1.95 billion. As of December 31, 2009, we had no borrowings and $665 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of $1.14 billion or 63% of the eligible borrowing base. Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at December 31, 2009), or a Eurodollar rate (0.23% at December 31, 2009) plus an applicable margin. The applicable margin at December 31, 2009 was 1.50% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (1.50% at December 31, 2009). Our credit agreement expires in May 2012.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. We satisfied all of the financial covenants under the credit agreement for the year ended December 31, 2009. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.

Letter of Credit Agreements

The credit agreement allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At December 31, 2009, our letters of credit capacity under these three agreements totaled $500 million, of which $332 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

9 3/4% Senior Notes Due 2019

In June 2009, we issued $300 million aggregate principal amount of 9 3/4% senior notes due June 2019 for general corporate purposes. The notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015, 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at 109.75% of face value with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Junior Subordinated Notes Due 2012

In May 2002, we issued junior subordinated notes. The notes consist of: (i) a $100 million junior subordinated note, due July 2012, which carries a 7.5% interest rate (through May 2007 the note was non-interest bearing), and (ii) a $50 million junior subordinated note, due July 2012, which incurs interest at 7.5%. We recorded these two notes at a combined present value of $61 million, discounted at rates of 15.625% and 14.375%, respectively. We are amortizing the discount over the term of the notes.

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of 30 retail stations with initial terms of 17 years, with four 5-year renewal options. At December 31, 2009 and 2008, the total cost of assets under capital leases was $38 million and $37 million, respectively, with accumulated amortization of $24 and $19 million for December 31, 2009 and 2008, respectively. We include amortization of the cost of assets under capital leases in “Depreciation and amortization.” Future minimum annual lease payments, including interest, as of December 31, 2009 for capital leases were (in millions):

2010	$5
2011	3
2012	3
2013	4
2014	3
Thereafter	17

Total minimum lease payments	35
Less amount representing interest	13

Capital lease obligations	$22

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	ASSET RETIREMENT OBLIGATIONS

We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our asset retirement obligations primarily include obligations to clean or dispose of hazardous waste related to replacing or disposing of equipment or piping at our refineries. We also have recorded obligations related to underground storage tank removal at our leased retail stations. Changes in asset retirement obligations for the years ended December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Balance at beginning of year	$35	$82
Additions to accrual	5	4
Accretion expense	1	3
Settlements	(10)	(12)
Changes in timing and amount of estimated cash flows	3	(42)

Balance at end of year	$34	$35

The decrease in asset retirement obligations during 2008 was primarily due to changes in timing and the estimated cash flows for certain retirement projects at our Golden Eagle refinery. The estimated liability for the retirement projects was reduced based on lower actual and forecasted spending.

NOTE L —	INCOME TAXES

The components of income tax provision (benefit) were as follows (in millions):

	2009	2008	2007

Current:
Federal	$(148)	$52	$279
State	5	10	59
Deferred:
Federal	107	79	2
State	(12)	10	(1)

Income Tax Provision (Benefit)	$(48)	$151	$339

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2009 and 2008 were (in millions):

	2009	2008

Deferred Tax Assets:
Tax credit carryforwards	$60	$11
Accrued pension and other postretirement benefits	238	222
Asset retirement obligations	13	14
Accrued environmental remediation liabilities	40	36
Other accrued liabilities	47	48
Stock-based compensation	41	28
Other	18	16

Total Deferred Tax Assets	$457	$375
Less: Valuation allowance	(9)	(9)

Net Deferred Tax Assets	$448	$366

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Deferred Tax Liabilities:
Accelerated depreciation and property related items	$735	$571
Deferred maintenance costs, including refinery turnarounds	88	85
Amortization of intangible assets	40	42
Inventory	71	45
Other	32	32

Total Deferred Tax Liabilities	$966	$775

Net Deferred Tax Liabilities	$518	$409

We have recorded a valuation allowance as of December 31, 2009 and 2008, due to uncertainties related to our ability to use certain state credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2009	2008

Current Assets	$2	$7
Current Liabilities	$15	$—
Noncurrent Liabilities	$505	$416

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax provision (benefit) is as follows (in millions):

	2009	2008	2007

Income Tax Provision (Benefit) at U.S. Federal Statutory Rate	$(66)	$150	$317
Effect of:
State income taxes, net of federal income tax effect	(7)	13	36
Manufacturing activities deduction	4	(7)	(18)
Goodwill impairment	17	—	—
Income tax settlements	—	(6)	—
Other	4	1	4

Income Tax Provision (Benefit)	$(48)	$151	$339

As of December 31, 2009, we have approximately $55 million of federal and state alternative minimum tax credit carryforwards which never expire. Additionally, we have approximately $12 million of other state income tax credit carryforwards, most of which expire in 2026. Due to our ability to carry back our 2009 federal regular tax net operating loss, we have no federal regular tax net operating loss carryforwards, but have approximately $640 million of alternative minimum tax net operating loss carryforwards that can be carried forward to 2028. Various states in which we file will not allow the carryback of our 2009 net operating loss. In those states we have approximately $9 million of tax-effected net operating loss carryforwards which expire between 2014 and 2029.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $36 million and $44 million as of December 31, 2009 and 2008, respectively, of which, $29 million and $44 million are recognized as liabilities. For both years, $23 million (net of the tax benefit on state issues) would affect the effective tax rate if recognized. Within the next twelve months we believe it is reasonably possible that we could settle or otherwise conclude as much as $25 million of our uncertain tax positions, of which $18 million is recognized as a liability, primarily regarding state issues related to tax credits and to apportionment of income. At December 31, 2009 and 2008, we had accrued $28 million and $27 million,

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, for interest and penalties. During the years ended December 31, 2009, 2008, and 2007, we recognized $5 million, $3 million, and $4 million in interest and penalties associated with unrecognized tax benefits. For interest and penalties relating to income taxes we recognize accrued interest in “Interest and financing costs,” and penalties in “Selling, general and administrative expenses” in the statements of consolidated operations. The federal tax years 2005 to 2008 remain open to adjustment, and in general the state tax years open to adjustment range from 1994 to 2008. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Balance as of beginning of year	$44	$44	$44
Increases related to prior year tax positions	1	5	1
Decreases related to prior year tax positions	(6)	(12)	(4)
Increases related to current year tax positions	—	11	3
Decreases related to lapse of applicable statute of limitations	(2)	—	—
Decreases related to settlements with taxing authorities	(1)	(4)	—

Balance as of end of year	$36	$44	$44

NOTE M —	BENEFIT PLANS

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plans, which are described below.

•	The funded qualified employee retirement plan provides benefits to all eligible employees based on years of service and compensation. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2009 and 2008 we voluntarily contributed $35 million and $18 million, respectively, to improve the plan’s funded status.

•	The unfunded executive security plan provides certain executive officers and other key personnel with supplemental death or retirement benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. During both 2009 and 2008, we made payments of $1 million for current retiree obligations under the plan.

•	The unfunded non-employee director retirement plan provided eligible directors retirement payments upon meeting certain age and other requirements. In 1997, the plan was frozen and only those retired directors or beneficiaries who had begun to receive benefits remained participants in the plan.

•	The unfunded restoration retirement plan provides for the restoration of retirement benefits to certain executives and other senior employees of Tesoro that are not available due to the limits imposed by the Internal Revenue Code on our funded employee retirement plan.

Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group insurance program at retirement. Tesoro also provides life insurance benefits to qualified retirees. Health care is available to qualified dependents of participating retirees. Benefits are provided from unfunded, defined benefit plans through self-insured health plans or fully insured health benefit contracts which are provided by paying a premium to the insurer. The health care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The life insurance plan is noncontributory. We fund our share of the cost of postretirement health care and life insurance benefits on a pay-as-you go basis.

Investment Policies and Strategies

Our funded qualified retirement plan assets are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term real growth of plan assets, while the role of fixed income investments is to generate current income, lower funded status volatility and provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition.

Our historical target allocation for plan assets has been approximately 54% domestic equity, 24% fixed income, 14% international equity, 6% real estate, and 2% cash equivalents. In November 2009, we revised our investment policy to reduce equity exposure and increase fixed income exposure while extending the duration in order to better match the plan’s liabilities. Our revised target allocation is as follows: 50% fixed income (primarily longer duration bonds), 20% other investments (comprised primarily of assets which provide protection in inflationary periods and investments which target a return regardless of market conditions), 15% domestic equity and 15% international equity.

Fair Value of Plan Assets

We classify our plan assets into three fair value classifications or levels. Our level 1 investments include interest-bearing cash equivalents and U.S. equity securities based on market quotations from national securities exchanges. Level 2 investments include equity and bond securities valued at the last reported sales price or closing price as reported by an independent pricing service. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. Level 3 investments represent real estate holdings that are based upon property appraisal reports prepared by independent real estate appraisers using the cost, income and market valuation approaches. We do not believe that there are any significant concentrations of risk within our plan assets.

The table below presents information about the retirement plan’s major asset categories measured at fair value on a recurring basis by the three levels described above as of December 31, 2009 (in millions):

		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
		Unobservable	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Asset Category	2009	(Level 1)	(Level 2)	(Level 3)(f)

Cash equivalents(a)	$11	$11	$—	$—
U.S. equities(b)
U.S. large cap	95	32	63	—
U.S. small/mid cap	13	13	—	—
International equities(c)	36	—	36	—
Fixed income(d)
Long duration bonds	96	—	96	—
Real estate(e)	11	—	—	11

Total	$262	$56	$195	$11

(a)	These assets include short-term securities in a prime money market fund.

(b)	These mutual fund and commingled fund investments are invested across a broad variety of industries.

(c)	These assets are comprised of commingled funds invested in foreign securities of companies primarily located in developed countries outside the United States, including the Americas, Europe, the Far East, and Pacific Basin.

(d)	These assets are in a commingled fund comprised primarily of obligations issued or guaranteed by the U.S. or foreign governments, and investment grade debt obligations of both domestic and foreign corporations. The fixed income securities in this portfolio typically have maturities in excess of ten years.

(e)	Represents holdings in a pooled separate account investing primarily in completed, income-producing properties with cash flows that are expected to increase over time and provide the potential for capital appreciation.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	The following table sets forth the changes in fair value for our real estate assets measured using significant unobservable inputs (level 3) during 2009 (in millions):

Balance at January 1, 2009	$16
Investment income	1
Unrealized losses	(6)

Balance at December 31, 2009	$11

Pension and Other Postretirement Financial Information

We recognize separately the overfunded or underfunded status of our pension and other postretirement plans as an asset or liability. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use a December 31 measurement date for plan assets and obligations for all our retirement plans. Changes in our projected benefit obligations and plan assets, and the funded status for our pension plans and other postretirement benefits as of December 31, 2009 and 2008, were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$437	$375	$353	$292
Service cost	36	33	16	17
Interest cost	27	22	20	20
Actuarial (gain) loss	30	29	(29)	29
Benefits paid	(19)	(26)	(4)	(5)
Plan amendments	—	5	—	—
Curtailments	—	(2)	—	—
Special termination benefits	—	1	—	—

Projected benefit obligation at end of year	$511	$437	$356	$353

Changes in plan assets:
Fair value of plan assets at beginning of year	$210	$311	$—	$—
Actual return on plan assets	34	(94)	—	—
Employer contributions	37	19	4	5
Benefits paid	(19)	(26)	(4)	(5)

Fair value of plan assets at end of year	$262	$210	$—	$—

Funded status at end of year	$(249)	$(227)	$(356)	$(353)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension plans at December 31, 2009 and 2008 was $392 million

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $330 million, respectively. Liability amounts recognized in our consolidated balance sheet related to our defined benefit pension and postretirement plans as of December 31, 2009 and 2008 consisted of (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Accrued liabilities	$6	$2	$8	$8
Other liabilities	243	225	348	345

Total amount recognized	$249	$227	$356	$353

The components of pension and postretirement net periodic benefit cost included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 were (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$36	$33	$27	$16	$17	$15
Interest cost	27	22	20	20	20	16
Expected return on plan assets	(21)	(26)	(22)	—	—	—
Amortization of prior service cost	4	4	4	1	1	1
Recognized net actuarial loss	15	6	7	1	2	3
Special termination benefits	—	1	—	—	—	—
Recognized curtailment loss	—	2	—	—	—	—

Net periodic benefit cost	$61	$42	$36	$38	$40	$35

Amounts recognized in “Accumulated other comprehensive loss” before income taxes as of December 31, 2009 and 2008 consisted of (in millions):

			Other Postretirement
	Pension Benefits		Benefits		Total
	2009	2008	2009	2008	2009	2008

Net loss	$221	$220	$41	$71	$262	$291
Prior service cost	12	15	6	7	18	22

Total Total	$233	$235	$47	$78	$280	$313

The following table summarizes amounts recognized in “Other comprehensive income” before income taxes for the years ended December 31, 2009, 2008 and 2007 (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(17)	$(148)	$(15)	$29	$(30)	$(35)
Prior service cost	—	(5)	—	—	—	—
Net gain reclassified into income:
Net actuarial gain	15	6	6	1	3	3
Prior service credit	4	7	4	1	1	1

Total recognized in other comprehensive income (loss)	$2	$(140)	$(5)	$31	$(26)	$(31)

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts included in “Accumulated other comprehensive loss” before income taxes as of December 31, 2009 that are expected to be recognized as components of net periodic benefit cost in 2010 are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits	Total

Net loss	$14	$1	$15
Prior service cost	4	1	5

Total	$18	$2	$20

Assumptions

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Projected Benefit Obligation:
Discount rate(a)	5.80%	6.28%	6.10%	6.36%	6.14%	6.40%
Rate of compensation increase	4.57%	4.57%	3.81%	—	—	—
Net Periodic Benefit Cost:
Discount rate(a)	6.28%	6.10%	6.00%	6.14%	6.40%	6.00%
Rate of compensation increase	4.59%	4.11%	3.95%	—	—	—
Expected long-term return on plan assets(b)	8.50%	8.50%	8.50%	—	—	—

(a)	We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans.

(b)	The expected return on plan assets reflects the weighted average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.

The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. Recently, we revised our investment policy to reduce equity exposure, add diversifying assets, increase fixed income exposure and extend the plan asset’s maturity dates to better match the plan’s liabilities. Given the revised investment policy, we anticipate using a lower expected long term rate of return assumption in the future.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2009	2008

Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	$51	$(41)

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Benefit Payments

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2010	$37	$9
2011	54	11
2012	46	13
2013	42	15
2014	44	18
2015-2019	278	120

Thrift Plan

We sponsor an employee thrift plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We match 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in our common stock. Our contributions to the thrift plan amounted to $24 million, $24 million and $20 million during 2009, 2008 and 2007, respectively, of which $8 million, $9 million and $12 million consisted of treasury stock reissuances in 2009, 2008 and 2007, respectively.

The unfunded executive deferred compensation plan provides the ability to defer compensation and receive a matching contribution by Tesoro to certain executives and other employees that is not available under the employee thrift plan due to limits imposed by the Internal Revenue Code.

Retail Savings Plan

We sponsor a savings plan, in lieu of the thrift plan, for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees receive a mandatory employer contribution equal to 3% of eligible earnings. If employees elect to make pretax contributions, we also contribute an employer match equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Our contributions amounted to $0.6 million, $0.6 million, and $0.5 million in 2009, 2008 and 2007, respectively, of which $0.1 million consisted of treasury stock reissuances for each of the years in 2009, 2008 and 2007, respectively.

NOTE N —	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. In general, these leases have remaining primary terms up to 10 years and typically contain multiple renewal options. Total rental expense for all operating leases, including leases with a term of one month or less, amounted to $374 million in 2009, $469 million in 2008 and $386 million in 2007. See Note J for information related to capital leases.

The majority of our future lease payments relate to marine transportation, retail station, and tank storage leases. As of December 31, 2009, we time chartered four U.S.-flagged ships and five foreign-flagged ships, used to transport crude oil and refined products. Four of our time charters expire in March and July 2010 with the remaining time charters expiring between 2011 and 2013 with options to renew. Most of our time charters contain terms of three to eight years generally with renewal options and escalation clauses. We have also entered into time charters for two U.S.-flag tankers to be built and delivered in 2010, each with three-year terms and options to renew. We also time charter tugs and product barges at our Alaska, Hawaii and Washington refineries over varying terms ending in

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2010 through 2016, with options to renew. Tesoro has operating leases for most of its retail stations with primary remaining terms up to 43 years, and generally containing renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

Our minimum annual lease payments as of December 31, 2009, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters(a)	Other	Total

2010	$126	$88	$214
2011	123	85	208
2012	83	77	160
2013	38	70	108
2014	18	66	84
Thereafter	8	392	400

(a)	Includes minimum annual lease payments for tugs and barges, which range between $8 million and $39 million over the next five years.

Purchase Obligations and Other Commitments

We have long-term take-or-pay commitments for the transportation of crude oil and to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $279 million in 2010, $112 million in 2011, $103 million in 2012, $98 million in 2013, and $100 million in 2014. The remaining minimum commitments total approximately $443 million over 16 years. We paid approximately $300 million, $525 million and $108 million in 2009, 2008 and 2007, respectively, under these take-or-pay contracts.

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Even though we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for these outcomes based on our best estimates. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources.

We are subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that when these matters are resolved they will not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $25 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

We are also subject to extensive federal, state and local tax laws and regulations. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities

We are currently, and expect to continue, incurring expenses for environmental cleanup at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. However, our environmental liabilities are based on estimates including engineering assessments and it is reasonably possible that our estimates will change and that additional remediation costs will be incurred as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Years Ended
	December 31,
	2009	2008

Balance at beginning of year	$123	$90
Additions	28	65
Expenditures	(45)	(32)

Balance at end of year	$106	$123

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $73 million and $87 million at December 31, 2009 and 2008, respectively. We cannot presently determine the additional remedial activities that may be required at the Golden Eagle refinery. Therefore, it is reasonably possible that we will incur additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.

We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution of the order but we believe it will not have a material adverse effect on our financial position or results of operations.

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

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for the alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are evaluating the alleged violations contained in the suit.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $22 million) as retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined, and some uncertainty remains about the scope of the Order.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	STOCKHOLDERS’ EQUITY

Our credit agreement and senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs.

See Note P for information relating to stock-based compensation and common stock reserved for exercise of options.

Cash Dividends

During 2009, we paid cash dividends on common stock totaling $0.35 per share. In February 2010, our Board of Directors suspended indefinitely our quarterly cash dividend on common stock. We did not have any cash dividends payable at December 31, 2009.

NOTE P —	STOCK-BASED COMPENSATION

Stock-based compensation expense for our stock-based awards for 2009, 2008 and 2007 was as follows (in millions):

	2009	2008	2007

Stock options	$15	$19	$22
Restricted stock	13	12	6
Stock appreciation rights	11	(14)	15
Phantom stock options	7	(3)	10

Total Stock-Based Compensation	$46	$14	$53

The income tax benefit realized from tax deductions associated with stock-based compensation totaled $3 million, $4 million and $22 million during 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2006 Long-Term Incentive Plan and non-employee directors under the 2005 Director Compensation Plan and the 1995 Non-Employee Director Stock Option Plan. We also have outstanding awards under our Amended and Restated Executive Long-Term Incentive Plan and Key Employee Stock Option Plan. At December 31, 2009, Tesoro had 2,056,706 shares available for future grants under our plans. Our plans are described below.

•	The 2006 Long-Term Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 2016. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. Options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Generally, when stock options are exercised or when restricted stock is granted we issue new shares rather than issuing treasury shares.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The 2005 Director Compensation Plan provided for the grant of common stock to our eligible non-employee directors as payment for a portion of director retainer fees. We granted 12,368 shares of common stock during 2009 at a weighted-average grant-date price per share of $16.18. In November 2009, the Board of Directors elected to cancel the shares that were available for future grants under this plan.

•	The 1995 Non-Employee Director Stock Option Plan provided for the grant of nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options were granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. The plan expired in February 2010 and no further options may be granted under the plan.

•	The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. The options, which become exercisable one year after grant in 25% annual increments, expire ten years after the date of grant. Our Board of Directors suspended future grants under this plan in 2003.

Stock Options

A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2009	7,977	$21.49	5.6 years	$—
Granted	583	$14.13
Exercised	(558)	$6.56
Forfeited or expired	(71)	$30.86

Outstanding at December 31, 2009	7,931	$21.91	5.3 years	$—

Vested or expected to vest at December 31, 2009	7,893	$21.93	5.2 years	$—

Exercisable at December 31, 2009	6,448	$19.86	4.6 years	$—

Under the terms of our stock option plans, the exercise price of options granted is equal to the fair market value of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. Our options generally become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The estimated weighted-average grant-date fair value per share of options granted during 2009, 2008 and 2007 was $6.45, $17.60 and $20.62, respectively. The total intrinsic value for options exercised during 2009, 2008 and 2007 was $5 million, $6 million, and $37 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $7 million as of December 31, 2009, which is expected to be recognized over a weighted-average period of 1.2 years. The income tax benefit realized from tax deductions associated with stock options exercised during 2009 totaled $2 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2009	2008	2007

Expected life (years)	6	6	6
Expected volatility	58%	45%	45% - 46%
Expected dividend yield	2.10%	0.78% - 0.85%	0.53% - 1.00%
Risk-free interest rate	2.0%	3.1%	4.8%

Restricted Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on the date of grant. The estimated fair value of our restricted stock is amortized over the vesting period using the straight-line method. These restricted shares vest in annual increments ratably over three years. A summary of our restricted stock activity is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value

Nonvested at January 1, 2009	760	$35.67
Granted	987	14.13
Vested	(360)	30.30
Forfeited	(17)	26.82

Nonvested at December 31, 2009	1,370	$21.66

The weighted average grant date fair value per share of restricted stock granted during 2009, 2008 and 2007 was $14.13, $40.37 and $41.78, respectively. Total unrecognized compensation cost related to non-vested restricted stock totaled $16 million as of December 31, 2009, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted shares vested in 2009, 2008 and 2007 was $6 million, $13 million, and $13 million, respectively.

Stock Appreciation Rights

The 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”) permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant and expire seven years from the date of grant. We paid cash of $1 million to settle stock appreciation rights upon exercise in 2007. The Black-Scholes option-pricing model weighted-average assumptions used to calculate the fair value of SARS are similar to those used to calculate the fair value of options as described above. At December 31, 2009 and 2008, the liability associated with our SARs recorded in “Accrued liabilities” totaled $13 million and $3 million, respectively.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock appreciation right activity for the SAR plan is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining
	SARs	Exercise Price	Contractual Term

Outstanding at January 1, 2009	2,524	$39.94	5.3 years
Granted	5,121	$14.13
Forfeited	(159)	$22.46

Outstanding at December 31, 2009	7,486	$22.65	5.5 years

Vested or expected to vest at December 31, 2009	7,228	$22.92	5.5 years

Exercisable at December 31, 2009	1,540	$39.11	4.0 years

Phantom Stock Options

We granted 1,593,000 phantom stock options during 2009 to our executive officers with a term of ten years at 100% of the fair value of Tesoro’s common stock on the grant date of $14.13 per share. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. The liability associated with these executive phantom stock option awards totaled $6 million at December 31, 2009.

Board of Directors Deferred Compensation Plan

Effective May 1, 2009, our Non-Employee Director Phantom Stock Plan was amended and restated as the Board of Directors Deferred Compensation Plan. Under this plan, half of a director’s annual retainer will be paid in cash or deferred (as elected) in a cash account or a stock account. The other half of a director’s annual retainer will be mandatorily deferred into the stock account for three years. The annual retainer is paid or deferred on the last business day of each calendar quarter. New directors will receive sign-on awards that will be mandatorily deferred into the stock account. The portion of the annual retainer that is deferred into the stock account will be converted into units, based on the closing market price of Tesoro’s common stock on the date of credit. The value of each stock account is a function of the changes in the market value of Tesoro’s common stock, which is payable in cash commencing at the separation of service, death, disability or in the case of elective deferrals, an in-service lump sum. Payments may be made as a total distribution or in annual installments, not to exceed ten years.

NOTE Q —	OPERATING SEGMENTS

The Company’s revenues are derived from our two operating segments, refining and retail. Our refining segment owns and operates seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 15 western states from Minnesota to Alaska and Hawaii.

The operating segments adhere to the accounting policies used for our consolidated financial statements, as described in Note A. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income, foreign currency exchange gain (loss), interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those utilized by the segment. Corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information as of and for each of the three years ended is as follows (in millions):

	2009	2008	2007

Revenues
Refining:
Refined products	$15,674	$26,759	$20,906
Crude oil resales and other(a)	691	1,126	688
Retail:
Fuel(b)	3,000	4,184	2,946
Merchandise and other	235	248	221
Intersegment sales from Refining to Retail	(2,728)	(3,901)	(2,785)

Total Revenues	$16,872	$28,416	$21,976

Segment Operating Income (Loss)
Refining(c)	$55	$627	$1,188
Retail(d)	83	46	(8)

Total Segment Operating Income	138	673	1,180
Corporate and Unallocated Costs	(195)	(202)	(213)

Operating Income (Loss)	(57)	471	967
Interest and Financing Costs	(130)	(111)	(91)
Interest Income	4	7	33
Foreign Currency Exchange Gain (Loss)	(5)	12	(4)
Other Income(e)	—	50	—

Earnings (Loss) Before Income Taxes	$(188)	$429	$905

Depreciation and Amortization
Refining	$359	$326	$314
Retail	39	49	28
Corporate	28	26	15

Total Depreciation and Amortization	$426	$401	$357

Capital Expenditures
Refining	$356	$561	$720
Retail	14	20	10
Corporate	31	38	59

Total Capital Expenditures	$401	$619	$789

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008	2007

Identifiable Assets
Refining	$6,690	$6,542	$7,068
Retail	656	649	771
Corporate	724	242	289

Total Assets	$8,070	$7,433	$8,128

(a)	We have reclassified our gains and losses associated with our derivative instruments for all periods presented from “Revenues” (included in “Crude oil resales and other” in the table above) to “Costs of sales and operating expenses.” The reclassifications totaled losses of $68 million, $107 million and $61 million during 2009, 2008 and 2007, respectively. “Crude oil resales and other” primarily represents occasional sales of crude oil that we have purchased to optimize our refinery supply.

(b)	Federal and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses”. These taxes totaled $283 million, $278 million and $240 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c)	Refining operating income for 2009 includes a $43 million charge for goodwill impairment (see Note E). The charge is included in “Loss on asset disposals and impairments” in the statements of consolidated operations.

(d)	Retail operating income for 2008 includes impairment charges of $29 million primarily related to closing 42 Mirastar retail stations and the potential sale of 20 retail stations.

(e)	During 2008, we received net refunds totaling $50 million from the Trans Alaska Pipeline System for previous year’s refinery transportation and distribution costs associated with our protest of intrastate tariffs charged between 1997 and 2003. See Note N for further information.

NOTE R —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4%% senior notes due 2012, 6 5/8% senior notes due 2015, 6 1/2% senior notes due 2017 and 9 3/4% senior notes due 2019. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$—	$411	$2	$—	$413
Receivables, less allowance for doubtful accounts	114	760	242	—	1,116
Inventories	—	610	12	—	622
Prepayments and other	28	43	1	—	72

Total Current Assets	142	1,824	257	—	2,223

Net Property, Plant and Equipment	—	5,019	171	—	5,190
Investment in Subsidiaries	3,999	(102)	(5)	(3,892)	—
Long-Term Receivables from Affiliates	1,878	—	83	(1,961)	—
Other Noncurrent Assets	42	615	—	—	657

Total Assets	$6,061	$7,356	$506	$(5,853)	$8,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$88	$1,428	$369	$—	$1,885
Current maturities of debt	—	4	—	—	4

Total Current Liabilities	88	1,432	369	—	1,889

Long-Term Payables to Affiliates	—	1,961	—	(1,961)	—
Debt	1,814	23	—	—	1,837
Other Noncurrent Liabilities	1,072	183	2	—	1,257
Stockholders’ Equity	3,087	3,757	135	(3,892)	3,087

Total Liabilities and Stockholders’ Equity	$6,061	$7,356	$506	$(5,853)	$8,070

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2008

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$—	$20	$—	$—	$20
Receivables, less allowance for doubtful accounts	16	567	155	—	738
Inventories	—	777	10	—	787
Prepayments and other	23	78	—	—	101

Total Current Assets	39	1,442	165	—	1,646

Net Property, Plant and Equipment	—	4,938	143	—	5,081
Investment in Subsidiaries	4,134	(49)	(2)	(4,083)	—
Long-Term Receivables from Affiliates	1,619	—	47	(1,666)	—
Other Noncurrent Assets	38	667	1	—	706

Total Assets	$5,830	$6,998	$354	$(5,749)	$7,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$64	$1,160	$215	$—	$1,439
Current maturities of debt	—	2	—	—	2

Total Current Liabilities	64	1,162	215	—	1,441

Long-Term Payables to Affiliates	—	1,666	—	(1,666)	—
Debt	1,584	25	—	—	1,609
Other Noncurrent Liabilities	964	199	2	—	1,165
Stockholders’ Equity	3,218	3,946	137	(4,083)	3,218

Total Liabilities and Stockholders’ Equity	$5,830	$6,998	$354	$(5,749)	$7,433

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$20,377	$2,047	$(5,552)	$16,872
Costs and expenses	7	20,428	2,046	(5,552)	16,929

OPERATING INCOME (LOSS)	(7)	(51)	1	—	(57)
Equity in earnings (loss) of subsidiaries	(135)	(53)	(3)	191	—
Other expense	—	(131)	—	—	(131)

EARNINGS (LOSS) BEFORE INCOME TAXES	(142)	(235)	(2)	191	(188)
Income tax provision (benefit)(a)	(2)	(46)	—	—	(48)

NET EARNINGS (LOSS)	$(140)	$(189)	$(2)	$191	$(140)

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$33,546	$4,030	$(9,160)	$28,416
Costs and expenses	4	33,111	3,990	(9,160)	27,945

OPERATING INCOME (LOSS)	(4)	435	40	—	471
Equity in earnings (loss) of subsidiaries	280	(48)	(2)	(230)	—
Other expense	—	(42)	—	—	(42)

EARNINGS BEFORE INCOME TAXES	276	345	38	(230)	429
Income tax provision (benefit)(a)	(2)	140	13	—	151

NET EARNINGS	$278	$205	$25	$(230)	$278

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$24,707	$2,390	$(5,121)	$21,976
Costs and expenses	7	23,725	2,398	(5,121)	21,009

OPERATING INCOME (LOSS)	(7)	982	(8)	—	967
Equity in earnings (loss) of subsidiaries	571	(22)	—	(549)	—
Other expense	—	(58)	(4)	—	(62)

EARNINGS (LOSS) BEFORE INCOME TAXES	564	902	(12)	(549)	905
Income tax provision (benefit)(a)	(2)	344	(3)	—	339

NET EARNINGS (LOSS)	$566	$558	$(9)	$(549)	$566

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(11)	$598	$76	$—	$663

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(399)	(38)	—	(437)
Intercompany notes, net	(155)	—	—	155	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	(155)	(398)	(38)	155	(436)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt borrowings	282	—	—	—	282
Borrowings under revolver	418	—	—	—	418
Repayments on revolver	(484)	—	—	—	(484)
Repurchase of common stock	(2)	—	—	—	(2)
Dividend payments	(49)	—	—	—	(49)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	4	—	—	—	4
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Net intercompany borrowings (repayments)	—	191	(36)	(155)	—
Financing costs and other	(3)	—	—	—	(3)

Net cash from (used in) financing activities	166	191	(36)	(155)	166

INCREASE IN CASH AND CASH EQUIVALENTS	—	391	2	—	393
					—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$411	$2	$—	$413

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$714	$14	$—	$716

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(634)	(16)	—	(650)
Intercompany notes, net	122	—	—	(122)	—
Proceeds from asset sales	—	40	—	—	40

Net cash from (used in) investing activities	122	(594)	(16)	(122)	(610)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	5,658	—	—	—	5,658
Repayments under revolver	(5,712)	—	—	—	(5,712)
Repurchase of common stock	(5)	—	—	—	(5)
Dividend payments	(55)	—	—	—	(55)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(124)	2	122	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	(110)	(123)	2	122	(109)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(3)	—	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$20	$—	$—	$20

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(3)	$1,281	$44	$—	$1,322

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(734)	(13)	—	(747)
Acquisitions	(1,820)	(285)	—	—	(2,105)
Intercompany notes, net	1,278	—	—	(1,278)	—
Proceeds from asset sales	—	10	4	—	14

Net cash used in investing activities	(542)	(1,009)	(9)	(1,278)	(2,838)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings	494	—	—	—	494
Borrowings under revolver	1,060	—	—	—	1,060
Repayments under revolver	(940)	—	—	—	(940)
Borrowings under term loan	700	—	—	—	700
Debt refinanced	(500)	—	—	—	(500)
Repurchase of common stock	(4)	—	—	—	(4)
Dividend payments	(48)	—	—	—	(48)
Repayments of debt	(214)	(2)	—	—	(216)
Proceeds from stock options exercised	9	—	—	—	9
Excess tax benefits from stock-based compensation arrangements	—	10	—	—	10
Net intercompany borrowings (repayments)	—	(1,242)	(36)	1,278	—
Financing costs and other	(12)	—	—	—	(12)

Net cash from (used in) financing activities	545	(1,234)	(36)	1,278	553

DECREASE IN CASH AND CASH EQUIVALENTS	—	(962)	(1)	—	(963)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	985	1	—	986

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$23	$—	$—	$23

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE S —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth(a)	Year
	(In millions except per share amounts)

2009
Revenues	$3,280	$4,181	$4,742	$4,669	$16,872
Costs of sales and operating expenses	$3,008	$4,036	$4,492	$4,672	$16,208
Operating Income (loss)	$112	$(36)	$89	$(222)	$(57)
Net Earnings (loss)	$51	$(45)	$33	$(179)	$(140)
Net Earnings (loss) Per share:
Basic	$0.37	$(0.33)	$0.24	$(1.30)	$(1.01)
Diluted	$0.37	$(0.33)	$0.24	$(1.30)	$(1.01)
2008
Revenues	$6,606	$8,887	$8,682	$4,241	$28,416
Costs of sales and operating expenses	$6,608	$8,694	$8,049	$3,826	$27,177
Operating Income (loss)	$(158)	$27	$452	$150	$471
Net Earnings (loss)	$(82)	$4	$259	$97	$278
Net Earnings (loss) Per share:
Basic	$(0.60)	$0.03	$1.89	$0.71	$2.03
Diluted	$(0.60)	$0.03	$1.86	$0.70	$2.00

(a)	During the 2009 fourth quarter, we incurred a $43 million charge for goodwill impairment in our refining segment. During the 2008 fourth quarter, we incurred a $91 million charge to write-off a receivable for which collection was deemed unlikely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we conclude that as of December 31, 2009, the Company’s internal control over financial reporting is effective. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

ITEM 9B.	OTHER INFORMATION

In February 2010, we amended our credit agreement (the “Amendment”), which among other things, modified the following:

•	the minimum tangible net worth requirement, as defined;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio;

•	letters of credit allowed under separate letter of credit agreements are no longer subject to a cap;

•	the applicable margin as defined; and

•	the annual rate of commitment fees increased to 0.50% from 0.375% for the unused portion of the revolving credit facility.

The Amendment is filed as Exhibit 10.4 to this Annual Report on Form 10-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the years then ended and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2010 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2010 Proxy Statement, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2009, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued Upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	And Rights	the Second Column)

Equity compensation plans approved by security holders	7,700,800	$22.42	2,056,706
Equity compensation plans not approved by security holders(a)	230,238	$4.78	—

Total	7,931,038	$21.91	2,056,706

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors suspended any future grants under this plan in 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2010 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2010 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2	—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6	—	Asset Purchase Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.7	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
2.8	—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

Exhibit
Number			Description of Exhibit

2.9		—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
**2	.10	—	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 1-3473).
3.1		—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2		—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.3		—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).
3.4		—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5		—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).
3.6		—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed on November 9, 2004).
3.7		—	Amended and Restated Bylaws of Tesoro Corporation dated as of October 29, 2008 (incorporated by reference herein to Exhibit (3ii) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 1-3473).
4.1		—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.2		—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.3		—	Form of Indenture relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473)
4.4		—	Form of Indenture relating to the 9 3/4% Senior Notes due 2019, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).
10.1		—	Fourth Amended and Restated Credit Agreement, dated as of May 11, 2007, among the Company, JPMorgan Chase Bank, N.A as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007, File No. 1-3473).

Exhibit
Number			Description of Exhibit

10.2		—	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2008, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3473).
10.3		—	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2009, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K for file on May 28, 2009, File No. 1-3473).
*10	.4	—	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities.
10.5		—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.6		—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10	.7	—	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
*†10	.8	—	Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010.
†10	.9	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.10	—	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.11	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.12	—	Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
*†10	.13	—	Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010.
†10	.14	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.15	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.16	—	Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated December 3, 2003 (incorporated by reference herein to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
†10	.17	—	Form of First Amendment to Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.18	—	Second Amendment to the Amended and Restated Employment Agreement between the Company and Bruce A. Smith dated as of November 1, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-3473).

Exhibit
Number			Description of Exhibit

†10	.19	—	Third Amendment to the Amended and Restated Employment Agreement between Tesoro and Bruce A. Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.20	—	Fourth Amendment to the Amended and Restated Employment Agreement between Tesoro and Bruce A. Smith dated as of August 4, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2009, File No. 1-3473).
†10	.21	—	Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.22	—	Form of First Amendment to Employment Agreement between the Company and William J. Finnerty dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.23	—	Form of Second Amendment to Employment Agreement between the Company and William J. Finnerty dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.24	—	Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2005 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 8, 2005, File No. 1-3473).
†10	.25	—	Form of First Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.26	—	Form of Second Amendment to Employment Agreement between the Company and Everett D. Lewis dated as of July 11, 2007 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007, File No. 1-3473).
†10	.27	—	Employment Agreement between the Company and Gregory A. Wright dated as of August 26, 2004 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2004, File No. 1-3473).
†10	.28	—	Form of First Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of February 2, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10	.29	—	Second Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of June 8, 2007 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007, File No. 1-3473).
†10	.30	—	Third Amendment to Employment Agreement between the Company and Gregory A. Wright dated as of August 4, 2009 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2009, File No. 1-3473).
†10	.31	—	Employment Agreement between the Company and Charles S. Parrish dated as of May 7, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 8, 2009, File No. 1-3473).
†10	.32	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
†10	.33	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.34	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10	.35	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10	.36	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

Exhibit
Number			Description of Exhibit

†10	.37	—	Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).
†10	.38	—	Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10	.39	—	Board of Directors Deferred Phantom Stock Plan effective January 1, 2009, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10	.40	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
†10	.41	—	Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
†10	.42	—	Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
14.1		—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
*23	.2	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(a)(3) of Form 10-K.

Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Corporation, 19100 Ridgewood Pkwy, San Antonio, Texas, 78259-1828.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESORO CORPORATION

By	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors,
President and Chief Executive Officer

Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE A. SMITH Bruce A. Smith	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2010

/s/ GREGORY A. WRIGHT Gregory A. Wright	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2010

/s/ ARLEN O. GLENEWINKEL, JR. Arlen O. Glenewinkel, Jr.	Vice President and Controller (Principal Accounting Officer)	February 27, 2010

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Lead Director	February 27, 2010

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 27, 2010

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	February 27, 2010

/s/ WILLIAM J. JOHNSON William J. Johnson	Director	February 27, 2010

/s/ J.W. NOKES J.W. Nokes	Director	February 27, 2010

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	February 27, 2010

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 27, 2010