Form 10-Q
period 2010-03-31
TESORO CORP /NEW/
filed 2010-04-30
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
There were 141,233,096 shares of the registrant’s Common Stock outstanding at April 23, 2010.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$290	$413
Receivables, less allowance for doubtful accounts	1,181	1,116
Inventories	863	622
Prepayments and other	133	72

Total Current Assets	2,467	2,223

PROPERTY, PLANT AND EQUIPMENT
Refining	5,812	5,789
Retail	644	647
Corporate and other	213	213

	6,669	6,649
Less accumulated depreciation and amortization	(1,501)	(1,459)

Net Property, Plant and Equipment	5,168	5,190

OTHER NONCURRENT ASSETS
Acquired intangibles, net	249	255
Other, net	407	402

Total Other Noncurrent Assets	656	657

Total Assets	$8,291	$8,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,808	$1,441
Accrued liabilities	452	444
Current maturities of debt	3	4

Total Current Liabilities	2,263	1,889

DEFERRED INCOME TAXES	482	505
OTHER LIABILITIES	766	752
DEBT	1,839	1,837
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 147,778,154 shares issued (147,295,424 in 2009)	25	24
Additional paid-in capital	954	947
Retained earnings	2,272	2,427
Treasury stock, 6,769,231 common shares (6,867,848 in 2009), at cost	(139)	(140)
Accumulated other comprehensive loss	(171)	(171)

Total Stockholders’ Equity	2,941	3,087

Total Liabilities and Stockholders’ Equity	$8,291	$8,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
REVENUES (a)	$4,607	$3,280

COSTS AND EXPENSES:
Costs of sales and operating expenses (a)	4,620	3,008
Selling, general and administrative expenses	67	54
Depreciation and amortization	100	105
Loss on asset disposals and impairments	22	1

OPERATING INCOME (LOSS)	(202)	112
Interest and financing costs	(37)	(28)
Interest income	—	1

EARNINGS (LOSS) BEFORE INCOME TAXES	(239)	85
Income tax provision (benefit)	(84)	34

NET EARNINGS (LOSS)	$(155)	$51

NET EARNINGS (LOSS) PER SHARE:
Basic	$(1.11)	$0.37
Diluted	$(1.11)	$0.37

WEIGHTED AVERAGE COMMON SHARES:
Basic	139.5	137.9
Diluted	139.5	139.5

DIVIDENDS PER SHARE	$—	$0.10

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$68	$69
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(155)	$51
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization	100	105
Amortization of debt issuance costs and discounts	4	3
Loss on asset disposals and impairments	22	1
Stock-based compensation	13	10
Deferred income taxes	(83)	13
Provision for bad debts	—	8
Excess tax benefits from stock-based compensation arrangements	(1)	—
Other changes in non-current assets and liabilities	(14)	7
Changes in current assets and current liabilities:
Receivables	(65)	(60)
Inventories	(241)	(95)
Prepayments and other	(17)	(24)
Accounts payable and accrued liabilities	402	317

Net cash from (used in) operating activities	(35)	336

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(86)	(119)
Proceeds from asset sales	1	—

Net cash used in investing activities	(85)	(119)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	66	272
Repayments on revolving credit agreement	(66)	(338)
Repayments of debt	(1)	—
Dividend payments	—	(14)
Proceeds from stock options exercised	3	1
Repurchases of common stock	(2)	(2)
Excess tax benefits from stock-based compensation arrangements	1	—
Financing costs and other	(4)	—

Net cash used in financing activities	(3)	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	413	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$290	$156

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(6)	$(4)
Income taxes paid (refunded)	$(85)	$17

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities	$15	$39
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation (“Tesoro”) and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2009 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the date of the financial statements and to report revenues and expenses for the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.
We have evaluated subsequent events through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
NOTE B — EARNINGS (LOSS) PER SHARE
We compute basic earnings (loss) per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period. Common stock options for which the exercise prices were greater than the average market price of our common stock are excluded from potentially dilutive shares. These options totaled 5.4 million shares and 4.9 million shares for the three months ended March 31, 2010 and 2009, respectively. As a result of the net loss for the three months ended March 31, 2010, the assumed conversion of common stock equivalents produced anti-dilutive results and therefore was not included in the dilutive calculation. Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2010 (a)	2009
Basic:
Net earnings (loss)	$(155)	$51

Weighted average common shares outstanding	139.5	137.9

Basic Earnings (Loss) Per Share	$(1.11)	$0.37

Diluted:
Net earnings (loss)	$(155)	$51

Weighted average common shares outstanding	139.5	137.9
Dilutive effect of stock options and unvested restricted stock	—	1.6

Total diluted shares	139.5	139.5

Diluted Earnings (Loss) Per Share	$(1.11)	$0.37

(a)	Because the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted- average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	March 31,	December 31,
	2010	2009
Crude oil and refined products	$745	$507
Oxygenates and by-products	24	22
Merchandise	13	13
Materials and supplies	81	80

Total Inventories	$863	$622

Crude oil and refined products inventories valued primarily at LIFO cost were less than replacement cost by approximately $1.2 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively.
NOTE D — FAIR VALUE MEASUREMENTS
We classify financial assets and financial liabilities into the following fair value hierarchy: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note E for further information on the Company’s derivative instruments.
Our derivative instruments consist primarily of exchange-traded futures and over-the-counter (OTC) swaps and options. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Options are valued using quoted prices from exchanges. Swaps are priced using third-party broker quotes, industry pricing services and exchange-traded curves. Our swap and option instruments have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price and are categorized in level 2 of the fair value hierarchy.
The fair value of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity OTC contracts	$1	$—	$1	$—
Liabilities:
Derivatives
Commodity futures contracts	$12	$12	$—	$—
Commodity OTC contracts	$1	$—	$1	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity futures contracts	$6	$6	$—	$—
Liabilities:
Derivatives
Commodity futures contracts	$4	$3	$1	$—
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty.
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at both March 31, 2010 and December 31, 2009 was approximately $1.8 billion.
The fair value of our non-recurring nonfinancial assets by level within the fair value hierarchy were as follows (in millions):

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Refining Equipment	$4	$—	$—	$4	$(20)
Due to the impact of the continuing weak economy on the refining industry, we reevaluated the recoverability of certain capital projects currently in progress. This resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery. Equipment specifically manufactured and uniquely configured for this project was written down from a carrying value of $20 million to a fair value of $4 million for a loss of $16 million. The estimated recovery amounts are based on direct equipment cost recoverable if sold to an end user in the principal or most advantageous market for the asset in an orderly transaction. The amounts represent our estimates on unobservable inputs that require significant judgment, for which there is little or no market data. An additional $4 million loss is related to certain engineering costs that are not recoverable.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E — DERIVATIVE INSTRUMENTS
The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventory quantities above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with maturity dates of less than one year.
Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At March 31, 2010, we had open net long swap positions of 680,000 barrels, open net short futures positions of 1.1 million barrels, and no open option positions. We also have swap derivative instruments that require cash collateral if our liability position exceeds specified thresholds. At March 31, 2010, we did not have any cash collateral outstanding.
The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of March 31, 2010 and December 31, 2009. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements.
As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree with the fair value information presented in Note D.

	Assets			Liabilities
	Balance			Balance
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009
Commodity contracts	Prepayments and other	$83	$68	Accrued liabilities	$95	$66
The following information presents the losses for our non-hedging derivative instruments for the three months ended March 31, 2010 and 2009 (in millions):

		Three Months Ended
		March 31,
	Location of Loss	2010	2009
Commodity contracts	Costs of sales and operating expenses	$(12)	$(3)
NOTE F — IMPAIRMENTS
We continue to refine our plans and find more economical ways to meet regulatory requirements. As a result, we reevaluated the recoverability of certain capital projects we currently have in progress, and have deferred or cancelled some of them. This resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery. Any projects we have deferred remain in our strategic plan, and certain costs incurred to date have not been written off. We believe that overall market conditions and our cash flows will improve in the future such that the completion and recoverability of these deferred projects is probable.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G — DEBT
For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Credit Agreement — Revolving Credit Facility
We amended our credit agreement in February 2010. The modifications included the following:
•	the minimum tangible net worth requirement (as defined) was reduced;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio test;

•	the covenant permitting additional unsecured indebtedness (as defined) increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements, previously capped at $500 million, are no longer subject to a cap;

•	the applicable margin (as defined); and

•	the annual rate of commitment fees for the unused portion of the revolving credit facility was adjusted to 0.50% from 0.375%.
At March 31, 2010, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.87 billion (based upon an Alaska North Slope crude oil price of $80 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The total capacity can be further increased from $1.81 billion up to $1.95 billion. As of March 31, 2010, we had no borrowings and $769 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $1.04 billion or 57% of the eligible borrowing base.
Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at March 31, 2010), or a Eurodollar rate (0.25% at March 31, 2010) plus an applicable margin. The applicable margin at March 31, 2010 was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at March 31, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of March 31, 2010. Our credit agreement expires in May 2012.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. We satisfied all of the financial default covenants under the credit agreement for the three months ended March 31, 2010. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At March 31, 2010, we had three separate letter of credit agreements with a total capacity of $550 million, of which $197 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories supported by the issued letters of credit. The agreements may be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H — PENSION AND OTHER POSTRETIREMENT BENEFITS
Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded executive security plan, the unfunded non-employee director retirement plan and the unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the three months ended March 31, 2010, we voluntarily contributed approximately $13 million to improve the funded status of the plan. The components of pension benefit expense and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2010 and 2009 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Service cost	$10	$9	$4	$5
Interest cost	7	7	6	5
Expected return on plan assets	(5)	(5)	—	—
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	3	3	—	1
Curtailment	1	—	—	—

Net Periodic Benefit Expense	$17	$15	$10	$11

NOTE I — COMMITMENTS AND CONTINGENCIES
Environmental and Tax Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, which arise in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or modify certain emission sources.
We are subject to extensive federal, state and local tax laws and regulations. Newly enacted tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures in the future.
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $25 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental cleanup at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At March 31, 2010 and December 31, 2009, our accruals for environmental expenditures totaled $103 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $65 million and $73 million at March 31, 2010 and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Washington Refinery Fire
On April 2, 2010, the Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the fire in the naphtha hydrotreater at our Washington Refinery; those investigations are ongoing. For additional information regarding this matter, see NOTE N and “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established reserves for these matters and those described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $22 million) for retroactive price adjustments under our previous crude oil contracts with them. In

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined and some uncertainty remains about the scope of the Order.
NOTE J — STOCKHOLDERS’ EQUITY
Cash Dividends
In February 2010, our Board of Directors suspended indefinitely our quarterly cash dividend on common stock. We did not have any cash dividends payable at March 31, 2010.
Treasury Stock
We purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions.
NOTE K — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Stock options	$2	$4
Restricted stock	3	3
Stock appreciation rights	5	2
Phantom stock	3	1

Total Stock-Based Compensation Expense	$13	$10

The income tax benefit from tax deductions associated with stock-based compensation totaled $4 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.
Stock Options
The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is then amortized over the vesting period using the straight-line method. We granted no options during the three months ended March 31, 2010. Total unrecognized compensation cost related to non-vested stock options totaled $4 million as of March 31, 2010. This cost is expected to be recognized over a weighted average period of 1.2 years. A summary of our stock options as of March 31, 2010 is presented below:

			Weighted Average
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In Millions)
Options outstanding	7,356,760	$23.10	5.3	$—
Options vested or expected to vest	7,353,918	$23.09	5.3	$—
Options exercisable	6,775,724	$22.84	5.0	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock
The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted stock is then amortized over the vesting period using the straight-line method. We did not issue shares of restricted stock during the three months ended March 31, 2010. Unrecognized compensation cost related to our non-vested restricted stock totaled $12 million as of March 31, 2010, which is expected to be recognized over a weighted-average period of 1.4 years. As of March 31, 2010, we had 805,092 shares of restricted stock outstanding at a weighted-average, grant-date fair value of $19.83 per share.
Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles a holder to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the three months ended March 31, 2010. As of March 31, 2010, we had 7,425,034 SARs outstanding. The liability associated with our SARs totaled $18 million and $13 million at March 31, 2010 and December 31, 2009, respectively.
Phantom Stock Options
We did not grant phantom stock options to our executive officers during the three months ended March 31, 2010. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. As of March 31, 2010, we had 1,593,000 executive phantom stock options outstanding. The liability associated with executive phantom stock awards totaled $9 million and $6 million at March 31, 2010 and December 31, 2009, respectively.
NOTE L — OPERATING SEGMENTS
The Company’s revenues are derived from our two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 15 western states from Minnesota to Alaska and Hawaii.
We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prices that approximate market. Income taxes, other income, foreign currency exchange gain (loss), interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those utilized by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenues
Refining:
Refined products	$4,245	$2,985
Crude oil resales and other	237	207
Retail:
Fuel (a)	814	568
Merchandise and other	53	53
Intersegment Sales from Refining to Retail	(742)	(533)

Total Revenues	$4,607	$3,280

Segment Operating Income (Loss)
Refining	$(169)	$177
Retail	24	(15)

Total Segment Operating Income (Loss)	(145)	162
Corporate and Unallocated Costs	(57)	(50)

Operating Income (Loss)	(202)	112
Interest and Financing Costs	(37)	(28)
Interest Income	—	1

Earnings (Loss) Before Income Taxes	$(239)	$85

Depreciation and Amortization
Refining	$85	$87
Retail	10	9
Corporate	5	9

Total Depreciation and Amortization	$100	$105

Capital Expenditures
Refining	$65	$71
Retail	2	5
Corporate	—	12

Total Capital Expenditures	$67	$88

	March 31,	December 31,
	2010	2009
Identifiable Assets
Refining	$7,096	$6,690
Retail	623	656
Corporate	572	724

Total Assets	$8,291	$8,070

(a)	Federal and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales and operating expenses” in our condensed statements of consolidated operations. These taxes totaled $68 million and $69 million for the three months ended March 31, 2010 and 2009, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE M — NEW ACCOUNTING STANDARDS
Fair Value Measurements
We adopted a standard on January 1, 2009, that expanded the framework and disclosures for measuring the fair value of nonfinancial assets and nonfinancial liabilities, including:
•	acquired or impaired goodwill;

•	the initial recognition of asset retirement obligations; and

•	impaired property, plant and equipment.
The adoption of this standard did not impact our financial position or results of operations.
In January 2010, the FASB amended the standard covering fair value measurements to require additional disclosures, including transfers in and out of level 1 and 2 fair value measurements, the gross basis presentation of the reconciliation of level 3 fair value measurements, and fair value measurement disclosure at the class level, as opposed to category level, as previously required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). The adoption of the amendment did not impact our financial position or results of operations.
Variable Interest Entities
The FASB issued a standard in June 2009 that amends previous guidance on variable interest entities. The standard modifies the criteria for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard became effective January 1, 2010 and did not impact our financial position or results of operations.
NOTE N — SUBSEQUENT EVENTS
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire that fatally injured seven employees and rendered the unit inoperable. Various external investigations of the incident must be completed before repairs can be evaluated. We are temporarily curtailing operations at the refinery by shutting down all processing units.
Although we have not completed our assessment of the damages and cannot estimate the financial effect at this time, we do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations for 2010.
NOTE O — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$285	$5	$—	$290
Receivables, less allowance for doubtful accounts	29	939	213	—	1,181
Inventories	—	842	21	—	863
Prepayments and other	89	44	—	—	133

Total Current Assets	118	2,110	239	—	2,467

Net Property, Plant and Equipment	—	4,999	169	—	5,168
Investment in Subsidiaries	3,845	(109)	(5)	(3,731)	—
Long-Term Receivables from Affiliates	1,925	—	49	(1,974)	—
Other Noncurrent Assets	45	611	—	—	656

Total Assets	$5,933	$7,611	$452	$(5,705)	$8,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$111	$1,835	$314	$—	$2,260
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	111	1,838	314	—	2,263

Long-Term Payables to Affiliates	—	1,974	—	(1,974)	—
Debt	1,816	23	—	—	1,839
Other Noncurrent Liabilities	1,065	182	1	—	1,248
Stockholders’ Equity	2,941	3,594	137	(3,731)	2,941

Total Liabilities and Stockholders’ Equity	$5,933	$7,611	$452	$(5,705)	$8,291

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2009
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$5,824	$559	$(1,776)	$4,607
Costs and expenses	2	6,027	556	(1,776)	4,809

OPERATING INCOME (LOSS)	(2)	(203)	3	—	(202)
Equity in earnings (loss) of subsidiaries	(154)	(7)	—	161	—
Other income (expense)	—	(37)	—	—	(37)

EARNINGS (LOSS) BEFORE INCOME TAXES	(156)	(247)	3	161	(239)
Income tax provision (benefit) (a)	(1)	(84)	1	—	(84)

NET EARNINGS (LOSS)	$(155)	$(163)	$2	$161	$(155)

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$3,784	$372	$(876)	$3,280
Costs and expenses	2	3,670	372	(876)	3,168

OPERATING INCOME (LOSS)	(2)	114	—	—	112
Equity in earnings (loss) of subsidiaries	52	(17)	(2)	(33)	—
Other expense	—	(27)	—	—	(27)

EARNINGS (LOSS) BEFORE INCOME TAXES	50	70	(2)	(33)	85
Income tax provision (benefit) (a)	(1)	35	—	—	34

NET EARNINGS (LOSS)	$51	$35	$(2)	$(33)	$51

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$2	$(7)	$(30)	$—	$(35)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(86)	—	—	(86)
Intercompany notes, net	1	—	—	(1)	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	1	(85)	—	(1)	(85)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	—	—	66
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(1)	—	—	(1)
Proceeds from stock options exercised	3	—	—	—	3
Repurchases of common stock	(2)	—	—	—	(2)
Excess tax benefits from stock-based compensation arrangements	—	1	—	—	1
Net intercompany borrowings (repayments)	—	(34)	33	1	—
Financing costs and other	(4)	—	—	—	(4)

Net cash from (used in) financing activities	(3)	(34)	33	1	(3)

INCREASE IN CASH AND CASH EQUIVALENTS	—	(126)	3	—	(123)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$285	$5	$—	$290

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(2)	$325	$13	$—	$336

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(110)	(9)	—	(119)
Intercompany notes, net	83	—	—	(83)	—

Net cash from (used in) investing activities	83	(110)	(9)	(83)	(119)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	272	—	—	—	272
Repayments on revolver	(338)	—	—	—	(338)
Dividend payments	(14)	—	—	—	(14)
Proceeds from stock options exercised	1	—	—	—	1
Repurchases of common stock	(2)	—	—	—	(2)
Net intercompany borrowings (repayments)	—	(79)	(4)	83	—

Net cash from (used in) financing activities	(81)	(79)	(4)	83	(81)

INCREASE IN CASH AND CASH EQUIVALENTS	—	136	—	—	136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$156	$—	$—	$156

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 37 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
BUSINESS STRATEGY AND OVERVIEW
Strategy and Goals
Our refining and marketing business strategy is to create shareholder value in a global market with competitive returns in any economic environment through:
•	operating our facilities in a safe, reliable and environmentally responsible way;

•	achieving greater operational and administrative efficiencies; and

•	using cash flows from operations to create further shareholder value.
We expect industry fundamentals, namely lower refined product demand and excess refining capacity, to continue throughout 2010. Our value creation plan is designed to optimize our cash flows from operations by:
•	improving our capture of available margins;

•	lowering our break-even costs;

•	lowering our energy and maintenance costs; and

•	devoting capital to income improvement projects.
We continue to benefit from prior years’ capital programs that allow us to run less expensive crude oil and further reduce refinery operating expenses. We plan to further improve our capture of available margins and operating profit in 2010 by:
•	reducing logistics costs;

•	further increasing flexibility in our slate of crude oil feedstocks;

•	matching production to demand;

•	optimizing profitability by shifting production between gasoline and distillates; and

•	reducing operating expenses through energy and maintenance efficiency programs.
We have identified approximately 300 high-return projects that we can implement quickly to improve our economic position and create incremental shareholder value in the current low margin environment. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, which includes improving energy efficiency at all of our refineries. The majority of these projects will cost less than $1 million. We expect to spend approximately $60 million for these projects in 2010, including $5 million spent during the first three months of 2010.

Industry Overview
Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners. Indexed models have been developed to meaningfully present the difference between these two values at an industry level; these “industry refining margins” provide benchmarks against which the performance of individual refiners can be evaluated.
Crude Oil and Product Price Analysis
Average Key Commodity Prices and Differentials
(Dollars per barrel)
The weak U.S. economy continues to negatively impact product demand and refining margins. Overall, U.S gasoline demand was below five year averages during the 2010 first quarter. California unemployment continued to increase from approximately 12% in late 2009 to over 13% in January 2010. West Coast gasoline inventories exceeded 2009 levels during the first quarter which limited seasonal upturn in gasoline margins. Measures of commercial activity, such as port traffic and airline seat miles, also continued to reflect the lower activity and reduced fuel requirements. Subsequently, during January 2010 and February 2010, benchmark gasoline and diesel margins were significantly lower than their 2009 averages. Prices for crude oil, in this case West Texas Intermediate (WTI), increased approximately 4% during the 2010 first quarter compared to the 2009 fourth quarter and increased 27% from the 2009 average.
In March 2010, seasonal demand patterns, expectations of economic recovery and events related to earthquakes in Chile led to increased product margins. West Coast gasoline margins improved over 92% throughout the 2010 first quarter as compared to the fourth quarter of 2009 due to seasonal increases in demand however, high inventories limited increases in margin. West Coast gasoline inventories increased through the quarter ending March 2010 at levels above the five year average. From January 2010 to March 2010, U.S. West Coast benchmark diesel margins increased by 53% as diesel supplies adjusted to outages of Chilean refineries. During this period, crude oil differentials increased. Crude oil differentials are the price differences between light crude oils and heavy crude oils. For example, Oriente crude (a South American heavy crude oil) traded for approximately $9.00 per barrel below WTI (a benchmark light crude oil) in March compared to approximately $5.30 per barrel in January.

Outlook
While there are signs of improvement in the U.S. economy, the current global economic weakness and high unemployment in the U.S. are expected to continue to depress demand for refined products. The impact of low demand has been further compounded by excess global refining capacity and historically high inventory levels. These conditions have continued to put significant pressure on refined product margins throughout the 2010 Quarter. Until the economy improves and unemployment declines, we expect margins to be negatively impacted.
Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity. We will continue to monitor all of our refineries to determine if a complete or partial shutdown of one or more of the facilities is appropriate.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. These factors include:
•	the increased mileage standards for vehicles;

•	the mandated renewable fuels standards;

•	potential and enacted climate change legislation;

•	the EPA proposal to regulate greenhouse gas emissions under the Clean Air Act; and

•	competing refineries being built overseas.
Global Financial Markets
While there continue to be signs of improvement in global financial markets, we continue to remain attentive to current financial market conditions, including limited credit availability. While our ability to finance operations has not been impaired, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.
Washington Refinery Fire
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Various external investigations of the incident must be completed before repairs can be evaluated. We are also conducting our own internal investigation. We are temporarily curtailing operations at the refinery by shutting down all processing units.
We expect to continue to meet our customers’ transportation fuels needs by supplying fuels from our other refineries as well as purchases from third parties. Although we have not completed our assessment of the extent of damages, we do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations for 2010.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Summary
Our net loss was $155 million ($1.11 per diluted share) for the three months ended March 31, 2010 (“2010 Quarter”), compared with net earnings of $51 million ($0.37 per diluted share) for the three months ended March 31, 2009 (“2009 Quarter”).
The decrease in net earnings during the 2010 Quarter was primarily due to the following:
•	significantly lower industry distillate and gasoline margins primarily from excess inventories;

•	a $20 million impairment charge related to the deferral of a capital project at our Los Angeles refinery as we continue to refine our plans and find more economical ways to meet regulatory requirements;

•	higher stock-based and incentive compensation costs of $15 million;

•	increased losses on derivative instruments of $9 million;

•	a $7 million non-cash charge as a result of the passage of recent health care legislation, which disallows future deductions associated with the receipt of federal subsidies for post-retirement prescription drug coverage for years after 2012; and

•	charges totaling $5 million related to the departure of certain officers of the Company.
Refining Segment

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2010	2009
Revenues (a)
Refined products	$4,245	$2,985
Crude oil resales and other	237	207

Total Revenues	$4,482	$3,192

Throughput (thousand barrels per day)
Heavy crude oil (b)	167	181
Light crude oil	276	320
Other feedstocks	28	34

Total Refining Throughput	471	535

% Heavy Crude Oil of Total Refining Throughput (b)	35%	34%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	233	258
Jet fuel	70	64
Diesel fuel	94	121
Heavy oils, residual products, internally produced fuel and other	103	123

Total Yield	500	566

Gross refining margin ($/throughput barrel) (c)	$6.36	$12.14

Manufacturing cost ($/throughput bbl) (c)	$5.94	$5.33

Segment Operating Income (Loss)
Gross refining margin (d)	$270	$585
Expenses
Manufacturing costs	252	257
Other operating expenses	72	59
Selling, general and administrative	9	4
Depreciation and amortization (e)	85	87
Loss on asset disposals and impairments (f)	21	1

Segment Operating Income (Loss)	$(169)	$177

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2010	2009
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	284	307
Jet fuel	89	77
Diesel fuel	97	120
Heavy oils, residual products and other	77	85

Total Refined Product Sales	547	589

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$87.08	$56.40
Average costs of sales	82.82	46.00

Refined Product Sales Margin	$4.26	$10.40

Refining Data by Region

	Three Months Ended
	March 31,
(Dollars in millions except per barrel amounts)	2010	2009
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (h)
Golden Eagle	95	150
Los Angeles	95	98

Total	190	248

Gross refining margin	$132	$336
Gross refining margin ($/throughput barrel) (c)	$7.74	$15.08
Manufacturing cost ($/throughput bbl) (c)	$8.84	$7.04

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (h)
Washington	77	67
Alaska	45	46

Total	122	113

Gross refining margin	$64	$83
Gross refining margin ($/throughput barrel) (c)	$5.85	$8.17
Manufacturing cost ($/throughput bbl) (c)	$4.36	$4.75

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	66	73
Gross refining margin	$—	56
Gross refining margin ($/throughput barrel) (c)	$0.05	$8.53
Manufacturing cost ($/throughput bbl) (c)	$2.78	$2.76

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (h)
North Dakota	53	52
Utah	40	49

Total	93	101

Gross refining margin	$72	$111
Gross refining margin ($/throughput barrel) (c)	$8.60	$12.17
Manufacturing cost ($/throughput bbl) (c)	$4.34	$3.63

(a)	Refined products sales include intersegment sales to our retail segment at prices which approximate market of $742 million and $533 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.88 and $1.70 for the three months ended March 31, 2010 and 2009, respectively.

(f)	Includes a $20 million impairment charge related to the deferral of a capital project at our Los Angeles refinery. The loss on asset disposals and impairments is included in the refining segment operating income but excluded from the regional operating costs per barrel.

(g)	Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. The total refined product sales margins include margins on sales of manufactured and purchased refined products.

(h)	We experienced reduced throughput due to scheduled turnarounds at our Golden Eagle and Utah refineries during the 2010 Quarter, and scheduled maintenance at the Washington refinery during the 2009 Quarter.
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Overview. Operating income for our refining segment decreased by $346 million during the 2010 Quarter primarily due to lower gross refining margins, higher stock-based and incentive compensation costs and the impairment charge related to our Los Angeles refinery. The significantly lower gross refining margin per barrel negatively impacted total gross refining margins by $315 million during the 2010 Quarter.
Gross Refining Margins. Our gross refining margin per barrel decreased to $6.36 per barrel in the 2010 Quarter, compared to $12.14 per barrel in the 2009 Quarter reflecting significantly lower industry diesel fuel and gasoline margins. The decrease in industry diesel fuel margins reflects lower global demand and significantly higher U.S. inventories. Industry gasoline margins on the U.S. West Coast declined significantly in the 2010 Quarter as compared to the 2009 Quarter, primarily due to excess gasoline inventories.
Operating income for our California region was negatively impacted by a narrowing of price differentials between heavy and light crude oils that reduced gross refining margin during the 2010 Quarter. Our California refineries run a high proportion of the heavy, less expensive crude oils (75% of total refining throughput during the 2010 Quarter).
We periodically use derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $12 million during the 2010 Quarter versus $3 million during the 2009 Quarter.
Current events and economic conditions prompted us to review the recorded value of goodwill for impairment during the first quarter. Our evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. The results of our evaluation indicated our reporting units were not impaired.

Refining Throughput. Total refining throughput declined 64 thousand barrels per day (“Mbpd”) during the 2010 Quarter, primarily due to our efforts to match production to the lower demand and to scheduled turnaround activity at the Golden Eagle and Utah refineries. Total refining throughput during the 2009 Quarter was impacted by a planned refinery-wide shutdown of our Washington refinery for about a month.
Refined Products Sales. Revenues from sales of refined products increased 42% to $4.2 billion in the 2010 Quarter as compared to the 2009 Quarter, primarily due to significantly higher refined product sales prices. Our average product sales price increased 54% to $87.08 per barrel in the 2010 Quarter as higher crude oil prices put upward pressure on product prices. Total refined product sales decreased 7% or 42 Mbpd from the 2009 Quarter, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales increased 80% to $82.82 per barrel during the 2010 Quarter reflecting significantly higher crude oil prices. Manufacturing and other operating expenses increased to $324 million in the 2010 Quarter, compared to $316 million in the 2009 Quarter, primarily reflecting the incentive compensation recorded for the refining segment. The increase in loss on asset disposals and impairments includes a $20 million impairment charge related to our Los Angeles refinery.
Retail Segment

	Three Months Ended
	March 31,
(Dollars in millions except per gallon amounts)	2010	2009
Fuel	$814	$568
Merchandise and other	53	53

Total Revenues	$867	$621

Fuel Sales (millions of gallons)	316	316
Fuel Margin ($/gallon) (a)	$0.23	$0.11
Merchandise Margin (in millions)	$12	$11
Merchandise Margin (percent of sales)	26%	24%
Average Number of Stations (during the period)
Company-operated	386	389
Branded jobber/dealer	498	490

Total Average Retail Stations	884	879

Segment Operating Income
Gross Margin
Fuel (b)	$72	$36
Merchandise and other non-fuel margin	18	17

Total Gross Margin	90	53
Expenses
Operating expenses	49	50
Selling, general and administrative	6	9
Depreciation and amortization	10	9
Loss on asset disposals and impairments	1	—

Segment Operating Income (Loss)	$24	$(15)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Revenues on fuel sales increased to $814 million in the 2010 Quarter, from $568 million in the 2009 Quarter, reflecting significantly higher sales prices. Costs of sales increased from the 2009 Quarter due to higher prices for purchased fuel. Operating income for our retail segment increased $39 million during the 2010 Quarter as compared to the 2009 Quarter reflecting higher fuel gross margins. Fuel margin per gallon increased 109% from the 2009 Quarter. During the 2009 Quarter, rapidly rising fuel costs outpaced increases in retail street prices. Our other expenses remained relatively consistent as compared to the 2009 Quarter as there were no significant changes in fuel sales or station count.
Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses totaled $67 million for the 2010 Quarter compared to $54 million for the 2009 Quarter. The increase primarily reflects higher stock-based and incentive compensation costs and charges related to the departure of certain officers of the Company. The incentive compensation expense is a $12 million accrual, which represents one quarter of the 2010 targeted amount. This amount could be adjusted based on performance against financial and non-financial goals.
Interest and Financing Costs
Interest and financing costs were $37 million and $28 million during the 2010 Quarter and 2009 Quarter, respectively. The increase primarily reflects the issuance of our $300 million senior notes in June 2009.
Income Tax Provision
Our income tax benefit totaled $84 million in the 2010 Quarter versus an income tax provision of $34 million in the 2009 Quarter. The combined federal and state effective income tax rate was 35% and 40% during the 2010 Quarter and the 2009 Quarter, respectively. The 2010 Quarter included $7 million of income tax expense related to recent health care legislation.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by a variety of factors beyond our control, including changes in the price of crude oil and refined products, availability of trade credit, market uncertainty, the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 37 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2010 with $290 million of cash and cash equivalents, no borrowings under our revolver, and approximately $1.04 billion in available borrowing capacity under our credit agreement after $769 million in outstanding letters of credit. At March 31, 2010, we also had three separate letter of credit agreements with a total capacity of $550 million, of which we had $353 million available after $197 million in outstanding letters of credit. Our total capacity of $1.81 billion under the credit agreement can be increased up to a total capacity of $1.95 billion. We can also increase the capacity of our separate letter of credit agreements.
Our credit agreement and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:
•	pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	engage in certain merger or consolidations and transfers of assets; and

•	enter into transactions with affiliates.
The indentures also limit our subsidiaries’ ability to make certain payments and distributions.
Credit Agreement — Revolving Credit Facility
We amended our credit agreement in February 2010. The modifications included the following:
•	the minimum tangible net worth requirement (as defined) was lowered;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio test;

•	the covenant permitting additional unsecured indebtedness (as defined) increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements, previously capped at $500 million, are no longer subject to a cap;

•	the applicable margin (as defined); and

•	the annual rate of commitment fees for the unused portion of the revolving credit facility was adjusted to 0.50% from 0.375%.
At March 31, 2010, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.87 billion (based upon an Alaska North Slope crude oil price of $80 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.81 billion. The total capacity can be further increased from $1.81 billion up to $1.95 billion. As of March 31, 2010, we had no borrowings and $769 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $1.04 billion or 57% of the eligible borrowing base.

Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at March 31, 2010), or a Eurodollar rate (0.25% at March 31, 2010) plus an applicable margin. The applicable margin at March 31, 2010 was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at March 31, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of March 31, 2010. Our credit agreement expires in May 2012.
Our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base or the agreement’s total capacity. Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of our total credit agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Subsequent to March 31, 2010, Barclays Bank PLC assumed the $50 million commitment from Lehman CPI. Our total capacity has therefore been increased to $1.86 billion as of April 2010.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Tesoro is also required to maintain a minimum fixed charge coverage ratio and specified levels of tangible net worth. We satisfied all of the financial default covenants under the credit agreement for the three months ended March 31, 2010. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. Due to the current unfavorable economic conditions in the refining industry, we continue to focus on maximizing our available cash through the management of working capital, capital expenditures and operating expenses. However, if industry refining margins remain depressed for an extended period of time, we may be required to materially alter our operations which could include continuing to defer capital expenditures, selling assets or temporarily idling one or more of our refineries. We may also seek to increase our available cash through the capital markets.
Cash Dividends
In February 2010, we suspended our quarterly cash dividend indefinitely to preserve cash and maintain a strong balance sheet as we expect further refining margin volatility. This action also provides us flexibility to allocate capital to our quick-return projects which we believe will deliver the highest shareholder return in a low margin environment.
Capitalization
Our capital structure at March 31, 2010 was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019, net of unamortized discount of $11 million	289
Junior subordinated notes due 2012, net of unamortized discount of $23 million	127
Capital lease obligations and other	26

Total debt	1,842
Stockholders’ equity	2,941

Total Capitalization	$4,783

At March 31, 2010, our debt to capitalization ratio increased to 39% from 37% at year-end 2009, reflecting the net loss during the 2010 Quarter.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From (Used In):
Operating Activities	$(35)	$336
Investing Activities	(85)	(119)
Financing Activities	(3)	(81)

Increase (Decrease) in Cash and Cash Equivalents	$(123)	$136

Net cash from (used in) operating activities during the 2010 Quarter totaled $(35) million, compared to $336 million in the 2009 Quarter. The decrease in net cash from operating activities of $371 million was primarily due to less cash earnings and higher working capital requirements. The decrease was partially offset by an $82 million favorable change in income tax receivables from an income tax refund received in the 2010 Quarter. Net cash used in investing activities of $85 million was primarily related to capital expenditures. Net cash used in financing activities during the 2010 Quarter totaled $3 million, compared to $81 million in the 2009 quarter. The decrease in net cash used in financing activities is primarily due to repayments on the revolving credit facility in the 2009 Quarter. Working capital (excluding cash) decreased by $7 million at March 31, 2010 from $(79) million at December 31, 2009 as payables increased, due to higher crude oil prices, by a larger amount than both receivables and inventories.
Capital Expenditures
During 2010, we expect to spend approximately $360 million to $380 million, which is below our original 2010 capital budget of $450 million. Capital spending during the 2010 Quarter was $67 million. Our 2010 Quarter and 2010 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of	Percent of
	2010 Quarter	2010 Expected
Project Category	Capital Spending	Capital Spending
Regulatory	65%	60%
Sustaining	25%	25%
Income Improvement	10%	15%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $32 million for refinery turnarounds and catalysts during the 2010 Quarter, primarily at our Utah and Golden Eagle refineries. During the remainder of 2010, we expect to spend approximately $110 million, primarily at our North Dakota and Hawaii refineries. Refining throughput and yields will be affected by scheduled turnarounds at our North Dakota refinery during the second quarter and our Hawaii refinery during the third quarter.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, which arise in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations.
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or modify certain emission sources.
Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating retail stations, closed retail stations, operating refined-products terminals and closed refined products terminals. The impact of legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have an adverse impact on our financial position, results of operations and liquidity.
In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products that we manufacture. In the near term, the RFS2 presents production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels.
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a Low Carbon Fuel Standard (“LCFS”) to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap-and-trade requirements, are being developed by the California Air Resources Board, will take effect in 2012 and will be fully implemented by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot currently predict its impact on our financial position, results of operation and liquidity.
In 2009, the U.S. Environmental Protection Agency proposed regulating greenhouse gas emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, sets standards for the control of greenhouse gas emissions from light trucks and cars. It could reduce the demand for our manufactured transportation fuels. In addition, other proposed regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls that increase required capital expenditures at our refineries.
We are subject to extensive federal, state and local tax laws and regulations. Newly enacted tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures in the future.
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $25 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental cleanup at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At March 31, 2010 and December 31, 2009, our accruals for environmental expenditures totaled $103 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $65 million and $73 million at March 31, 2010 and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $140 million for expenditures in excess of the settlement proceeds. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established reserves for these matters and those described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Various external investigations of the incident must be completed before repairs can be evaluated. We are also conducting our own internal investigation. We are temporarily curtailing operations at the refinery by shutting down all processing units.
We expect to continue to meet our customers’ transportation fuels needs by supplying fuels from our other refineries as well as purchases from third parties. Although we have not completed our assessment of the extent of damages, we do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations for 2010.
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits that we believe will provide coverage for the foreseeable losses arising from this accident. Our business interruption insurance deductible is satisfied after we have exceeded 60 days and $25 million in losses primarily related to the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. Our deductible and co-payment obligations under available insurance policies, as well as other one-time costs are currently not expected to be material.
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

We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging MTBE contamination in groundwater. We were served with the sixth lawsuit on April 22, 2010. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.
Prior to this year, we received two NOVs from the EPA for the Washington refinery alleging that, prior to our acquisition of the refinery, certain modifications were made to the fluid catalytic cracking unit in violation of the Clean Air Act. We have investigated the allegations and believe we have defenses to the allegations and intend to vigorously defend ourselves.
Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We have investigated the allegations contained in the NOV and sent the EPA additional information in 2009.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $22 million) for retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined and some uncertainty remains about the scope of the Order.
Environmental Capital Expenditures
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $215 million in 2010 through 2012 at five of our refineries to comply with the regulations, including $10 million spent in the first quarter of 2010. Our California refineries will not require capital spending to meet the benzene reduction standards.
Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes, small capital projects and the continued management of our offsetting emissions portfolio.
Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines to comply with an Order from the California Regional Water Quality Control Board. We expect to spend approximately $45 million in 2010 through 2015 to complete the project, including $1 million spent during the first quarter of 2010.
We completed installing equipment at our Golden Eagle refinery in January 2010, with spending of $11 million, to eliminate the use of atmospheric blowdown towers as emergency relief systems. Additionally, a project to eliminate a blowdown tower at our North Dakota refinery will be completed in 2011.
We expect to spend approximately $50 million through 2015 to reconfigure and replace above-ground storage tank systems at our Golden Eagle refinery. We spent $2 million for this project during the first quarter of 2010.
We are evaluating alternative projects for wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects could cost between $50 million and $150 million through 2016. The timing of these projects is under evaluation and is subject to change.

We are required under a consent decree with the EPA to reduce air emissions at our North Dakota and Utah refineries. We expect to spend approximately $6 million in 2010, including $2 million spent during the first quarter, to install emission controls for nitrogen oxides on boilers and heaters at these refineries. We plan to complete these projects in 2010.
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
Commodity Price Risks
Our earnings and cash flows from operations depend on the margin at which we are able to sell refined products relative to our fixed and variable expenses (including the costs of crude oil and other feedstocks). The prices of crude oil and refined products have fluctuated substantially in recent years and depend on many factors. These factors include the global supply and demand for crude oil, diesel fuel and other refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. The prices we sell our refined products for are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2010 Quarter average throughput of 471 Mbpd, would change annualized pretax operating income by approximately $172 million.
We maintain inventories of crude oil and intermediate and finished refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 23 million barrels and 20 million barrels at March 31, 2010 and December 31, 2009, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2010 was approximately $33 per barrel on a LIFO basis, compared to market prices of approximately $87 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the value of our inventory to market.
We periodically use non-trading derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished refined products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, generally with durations of less than one year. We continue to monitor our hedging strategy in 2010.
We elected not to designate our derivative instruments as cash flow or fair value hedges during the first three months of 2010 and 2009. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value. Accordingly, no change in the value of the related underlying physical commodity is recorded.

Net earnings during the 2010 and 2009 first quarters included a derivative instrument loss of $12 million and $3 million, respectively. The gain/loss was comprised of the following (in millions):

	March 31,
	2010		2009
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized loss carried on open derivative positions from prior year	1	$(2)	1	$(18)
Realized gain on settled derivative positions	78	3	51	23
Unrealized loss on open net short derivative positions	1	(13)	2	(8)

Net loss		$(12)		$(3)

We have prepared a sensitivity analysis to quantify our exposure to market risk associated with our derivative instruments. This analysis is based on our open derivative positions of 1 million barrels at March 31, 2010, which expire at various times, primarily in 2010, and on the fair value of each derivative instrument at quoted market prices. If all other factors remain constant, a $1 per-barrel change in quoted market prices of our derivative instruments would change the fair value of our derivative instruments and pretax operating income by approximately $1 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on our monthly purchases of Canadian crude oil. Beginning in August 2009, we have entered into forward contracts of Canadian dollars to manage any monthly exchange rate fluctuations. As of March 31, 2010, we had a forward contract to purchase 13 million Canadian dollars scheduled to mature on April 26, 2010.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and some matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of these matters described below will not have a material adverse effect on our financial position or results of operations.
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
In March 2010, we received a revised settlement offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $370,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery. We are evaluating the District’s latest settlement offer. The resolution of this matter will not have a material adverse effect on our financial position or results of operations.
The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) are conducting investigations concerning the fire that occurred at our Washington refinery on April 2, 2010. As a result of the fire, seven employees were fatally injured. We cannot predict with certainty the ultimate resolution of the investigations and are unable to predict the CSB’s findings or estimate what actions L&I or the EPA may require or what penalties they might assess.
We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging MTBE contamination in ground water. We were served with the sixth lawsuit on April 22, 2010. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2009 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended March 31, 2010.

	Total Number	Average Price
	of Shares	Paid per
Period	Purchased*	Share
January 2010	—	$—
February 2010	173,779	$12.32
March 2010	—	$—

Total	173,779	$12.32

*	All of the shares acquired during the three-month period ended March 31, 2010 were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not acquired under a stock repurchase program.

ITEM 6. EXHIBITS
     (a) Exhibits

10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: April 30, 2010	/s/ BRUCE A. SMITH
Bruce A. Smith
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	/s/ GREGORY A. WRIGHT
Gregory A. Wright
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.