Form 10-Q
period 2010-06-30
TESORO CORP /NEW/
filed 2010-07-29
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 142,710,316 shares of the registrant’s Common Stock outstanding at July 21, 2010.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except for par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191	$413
Receivables, less allowance for doubtful accounts	1,020	1,116
Inventories	1,072	622
Prepayments and other	146	72

Total Current Assets	2,429	2,223

PROPERTY, PLANT AND EQUIPMENT
Refining	5,874	5,789
Retail	643	647
Corporate and other	213	213

	6,730	6,649
Less accumulated depreciation and amortization expense	(1,561)	(1,459)

Net Property, Plant and Equipment	5,169	5,190

OTHER NONCURRENT ASSETS
Acquired intangibles, net	244	255
Other, net	431	402

Total Other Noncurrent Assets	675	657

Total Assets	$8,273	$8,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,726	$1,441
Accrued liabilities	431	444
Current maturities of debt	3	4

Total Current Liabilities	2,160	1,889

DEFERRED INCOME TAXES	591	505
OTHER LIABILITIES	535	752
DEBT	1,842	1,837
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,021,472 shares issued (147,295,424 in 2009)	25	24
Additional paid-in capital	959	947
Retained earnings	2,339	2,427
Treasury stock, 6,360,018 common shares (6,867,848 in 2009), at cost	(134)	(140)
Accumulated other comprehensive loss	(44)	(171)

Total Stockholders’ Equity	3,145	3,087

Total Liabilities and Stockholders’ Equity	$8,273	$8,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES (a)	$5,143	$4,181	$9,750	$7,461

COSTS AND EXPENSES:
Costs of sales (a)	4,492	3,668	8,739	6,310
Operating expenses	348	368	721	734
Selling, general and administrative expenses	42	53	109	107
Depreciation and amortization expense	108	108	208	213
Loss on asset disposals and impairments	10	20	32	21

OPERATING INCOME (LOSS)	143	(36)	(59)	76
Interest and financing costs	(37)	(31)	(74)	(59)
Interest income	—	2	—	3
Foreign currency exchange gain (loss)	1	(10)	1	(10)

EARNINGS (LOSS) BEFORE INCOME TAXES	107	(75)	(132)	10
Income tax provision (benefit)	40	(30)	(44)	4

NET EARNINGS (LOSS)	$67	$(45)	$(88)	$6

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.48	$(0.33)	$(0.63)	$0.04
Diluted	$0.47	$(0.33)	$(0.63)	$0.04

WEIGHTED AVERAGE COMMON SHARES:
Basic	140.5	138.0	140.0	137.9
Diluted	142.5	138.0	140.0	139.6

DIVIDENDS PER SHARE	$0.00	$0.10	$0.00	$0.20

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$71	$72	$139	$141
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(88)	$6
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	208	213
Amortization of debt issuance costs and discounts	8	6
Loss on asset disposals and impairments	32	21
Stock-based compensation expense	14	19
Deferred income taxes	(41)	3
Provision for bad debts	—	7
Excess tax benefits from stock-based compensation arrangements	(2)	—
Other changes in non-current assets and liabilities	(91)	(60)
Changes in current assets and current liabilities:
Receivables	96	(367)
Inventories	(450)	(200)
Prepayments and other	(44)	(23)
Accounts payable and accrued liabilities	297	671

Net cash from (used in) operating activities	(61)	296

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(159)	(222)
Proceeds from asset sales	1	1

Net cash used in investing activities	(158)	(221)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount of $12 million and issuance costs of $6 million	—	282
Borrowings under revolving credit agreement	66	418
Repayments on revolving credit agreement	(66)	(484)
Repayments of debt	(1)	(1)
Dividend payments	—	(28)
Proceeds from stock options exercised	3	1
Repurchases of common stock	(3)	(2)
Excess tax benefits from stock-based compensation arrangements	2	—
Financing costs and other	(4)	(2)

Net cash from (used in) financing activities	(3)	184

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(222)	259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	413	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$191	$279

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$57	$42
Income taxes paid (refunded)	$(105)	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures in accounts payable and accrued liabilities at end of period	$19	$43
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
As used in this report, the terms “Tesoro,” “we,” “us,” or “our” may refer to Tesoro Corporation, one or more if its consolidated subsidiaries or all of them taken as a whole.
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2009, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the date of the financial statements and to report revenues and expenses for the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been disaggregated in order to conform to current year presentation.
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
Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Net earnings (loss)	$67	$(45)	$(88)	$6

Weighted average common shares outstanding	140.5	138.0	140.0	137.9

Basic Earnings (Loss) Per Share	$0.48	$(0.33)	$(0.63)	$0.04

Diluted:
Net earnings (loss)	$67	$(45)	$(88)	$6

Weighted average common shares outstanding	140.5	138.0	140.0	137.9
Common stock equivalents	2.0	—	—	1.7

Total diluted shares	142.5	138.0	140.0	139.6

Diluted Earnings (Loss) Per Share	$0.47	$(0.33)	$(0.63)	$0.04

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Common stock equivalents (a)	—	1.5	1.7	—
Stock options (b)	6.0	4.3	5.7	4.3

(a)	For the three months ended June 30, 2009, and six months ended June 30, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the periods.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common shares during each respective reporting period.
NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	June 30,	December 31,
	2010	2009
Domestic crude oil and refined products	$768	$495
Foreign crude oil	187	12
Oxygenates and by-products	22	22
Merchandise	14	13
Materials and supplies	81	80

Total Inventories	$1,072	$622

We use last-in, first-out (“LIFO”) as the primary method to determine the cost of domestic crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of foreign crude oil and refined products, oxygenates and by-products using the first-in, first-out (“FIFO”) cost method. Total crude oil and refined product inventories were less than replacement cost by approximately $1.2 billion and $1.1 billion at June 30, 2010, and December 31, 2009, respectively.
NOTE D — FAIR VALUE MEASUREMENTS
We classify financial assets and financial liabilities into the following fair value hierarchy: level 1 — quoted prices in active markets for identical assets and liabilities; level 2 — quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. When available we measure fair value using level 1 inputs because they provide the most reliable evidence of fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis using the market approach. See Note E for further information on the Company’s derivative instruments.
Our derivative instruments consist primarily of exchange-traded futures, over-the-counter (OTC) swaps and options, and physical commodity forward purchase and sale contracts. Exchange-traded futures are valued based on quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Options are valued using quoted prices from exchanges. Swaps and physical commodity forward purchase and sale contracts are priced using third-party broker quotes, industry pricing services and exchange-traded curves, with consideration of counterparty credit risk. Our swap, option and forward contract instruments have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price and are categorized in level 2 of the fair value hierarchy.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity futures contracts	$4	$3	$1	$—
Commodity OTC contracts	$9	$—	$9	$—
Commodity forward contracts	$1	$—	$1	$—
Liabilities:
Derivatives
Commodity futures contracts	$10	$3	$7	$—
Commodity OTC contracts	$1	$—	$1	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity futures contracts	$6	$6	$—	$—
Liabilities:
Derivatives
Commodity futures contracts	$4	$3	$1	$—
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty.
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at both June 30, 2010, and December 31, 2009, was approximately $1.8 billion.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of certain impaired nonfinancial assets, including property plant and equipment, were measured on a non-recurring basis as of the six months ended June 30, 2010, as follows (in millions):

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Refining Equipment	$4	$—	$—	$4	$20
Due to the impact of the continuing weak economy on the refining industry, we reevaluated the recoverability of certain capital projects currently in progress. This resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery, recognized during the three months ended March 31, 2010. Equipment specifically manufactured and uniquely configured for this project was written down from a carrying value of $20 million to a fair value of $4 million for a loss of $16 million. The estimated recovery amounts are based on direct equipment cost recoverable if sold to an end user in the principal or most advantageous market for the asset in an orderly transaction. The amounts represent our estimates on unobservable inputs that require significant judgment, for which there is little or no market data. An additional $4 million loss is related to certain engineering costs that are not recoverable.
NOTE E — DERIVATIVE INSTRUMENTS
The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase or sale of crude oil and finished products. We may also use derivative instruments to manage price risks associated with inventory quantities above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter swaps and options, and physical commodity forward purchase and sale contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.
Futures contracts include a requirement to buy or sell the commodity at a fixed price in the future. Swap contracts and forward contracts require receipt of payment for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. At June 30, 2010, we had open net short swap positions of 1.4 million barrels, open net short futures positions of 2.0 million barrels, and no open option positions. We also have swap derivative instruments that require cash collateral if our liability position exceeds specified thresholds. At June 30, 2010, we did not have any cash collateral outstanding.
The following table presents the fair value (in millions) and balance sheet classification of our non-hedging derivative instruments as of June 30, 2010, and December 31, 2009. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree with the fair value information presented in Note D.

	Assets			Liabilities
	Balance			Balance
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009
Commodity contracts	Prepayments and other	$136	$68	Accrued liabilities	$133	$66
Gains (losses) for our non-hedging derivative instruments were as follows (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2010	2009	2010	2009
Commodity contracts	Costs of sales	$18	$(52)	$6	$(55)
NOTE F — DEBT
For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Credit Agreement — Revolving Credit Facility
We amended our credit agreement in February 2010. The modifications included the following:
•	the minimum tangible net worth requirement (as defined) was lowered;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio;

•	the covenant permitting additional unsecured indebtedness (as defined) increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements, previously capped at $500 million, are no longer subject to a cap;

•	the applicable margin (as defined) was adjusted; and

•	the annual rate of commitment fees for the unused portion of the revolving credit facility was adjusted to 0.50% from 0.375%.
At June 30, 2010, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.4 billion (based upon an Alaska North Slope crude oil price of $74 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.86 billion. The total capacity can be further increased from $1.86 billion up to $2.0 billion. As of June 30, 2010, we had no borrowings and $678 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $713 million or 51% of the eligible borrowing base.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at June 30, 2010), or a Eurodollar rate (0.35% at June 30, 2010) plus an applicable margin. The applicable margin at June 30, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility’s credit availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at June 30, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of June 30, 2010. Our credit agreement expires in May 2012.
Our credit agreement provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base or the agreement’s total capacity. Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of our total credit agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Barclays Bank PLC assumed the $50 million commitment from Lehman CPI in April 2010. As a result, our capacity increased from $1.81 billion to $1.86 billion in April 2010 and remained $1.86 billion as of June 30, 2010.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Borrowing availability under the credit agreement is based on a minimum fixed charge coverage ratio. We have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the three months ended June 30, 2010. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
Letter of Credit Agreements
The credit agreement allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At June 30, 2010, we had three separate letter of credit agreements with a total capacity of $550 million, of which $200 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.
NOTE G — BENEFIT PLANS
Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded executive security plan, the unfunded non-employee director retirement plan and the unfunded restoration retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the six months ended June 30, 2010, we voluntarily contributed approximately $13 million to improve the funded status of the plan.
Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group insurance program at retirement. In addition, Tesoro sponsors a thrift plan and retail savings plan which provide for eligible employees to make contributions, subject to certain limitations, into designated investment funds with a matching contribution by Tesoro.
In June 2010, the Compensation Committee of the Board of Directors approved changes to certain retirement and postretirement benefits to be effective beginning January 1, 2011. The majority of our employees and retirees will be impacted by these changes subject to applicable collective bargaining and/or purchase sale agreements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes to retirement plans
•	The funded qualified employee retirement plan will change from a “Final Average Pay” based plan to a “Cash Balance” account based plan. The Final Average Pay benefit will only incorporate service through December 31, 2010 but continue to recognize changes in pay and age for determining early retirement status. Employees will begin to earn a Cash Balance benefit for service on or after January 1, 2011. This change will reduce our future pension costs and funding obligations.

•	The unfunded restoration retirement plan will also be amended to reflect changes in the qualified employee retirement plan.
Changes to postretirement benefits
•	Postretirement medical cost sharing for current and future retirees will change to reflect actual retiree claims experience rather than a blended premium cost (combination of active and retiree claim experience) effective January 1, 2011. The additional cost to the retiree will be phased in over three years. Beginning in 2014, the company contribution for retirees hired before January 1, 2006 will be capped and retirees will be responsible for any increases in costs.

•	Postretirement dental benefits for all current and future retirees will be eliminated effective January 1, 2011.

•	Postretirement medical coverage will be eliminated for retirees over the age of 65 as of January 1, 2014.

•	Postretirement life insurance will be eliminated for future retirees effective January 1, 2011. Postretirement life insurance for current retirees will be reduced to $10,000 effective January 1, 2011 and eliminated entirely beginning January 1, 2016.
Changes to the thrift plan
•	Our present $1 for $1 match on 7% of pay (base pay, overtime and bonus) for our thrift plan will be reduced to a $1 for $1 match on 6% of pay (base pay only — bonus and overtime excluded), effective January 1, 2011.
Pension Benefits Financial Information
The components of pension net periodic benefit expense included in the condensed statements of consolidated operations for the three and six months ended June 30, 2010, and 2009 were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$10	$8	$20	$17
Interest cost	7	6	14	13
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	4	4	7	7
Curtailments	3	—	4	—

Net Periodic Benefit Expense	$20	$14	$37	$29

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits Financial Information
Measurement of Other Postretirement Benefits
As a result of the changes to postretirement benefits during the second quarter, we have remeasured our postretirement obligations as of June 30, 2010. The discount rate used to determine postretirement benefit obligations as of June 30, 2010, and the related net periodic benefit costs for the six months ending December 31, 2010, is 4.64% compared to a discount rate of 6.36% used at December 31, 2009.
The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	June 30,	December 31,
	2010	2009
Health care cost trend rate assumed for future periods	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2015
Changes in our projected benefit obligations, and the funded status for our other postretirement benefits as of June 30, 2010, and for the six months then ended were (in millions):

June 30,
2010
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$(356)
Service cost	(8)
Interest cost	(11)
Net actuarial loss	(107)
Benefits paid	4
Plan amendments	317
Curtailment	46

Projected benefit obligation at period end	$(115)

Changes in plan assets:
Fair value of plan assets at beginning of year	$—
Employer contributions	4
Benefits paid	(4)

Fair value of plan assets at period end	$—

Funded status at period end	$(115)

The components of other postretirement benefit expense included in the condensed statements of consolidated operations for the three and six months ended June 30, 2010, and 2009 were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$4	$4	$8	$9
Interest cost	5	6	11	11
Recognized net actuarial loss	1	1	1	2
Curtailment	(48)	—	(48)	—

Net Periodic Benefit Expense (Income)	$(38)	$11	$(28)	$22

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts recognized in “Accumulated other comprehensive loss” before income taxes as of June 30, 2010, and December 31, 2009, related to other postretirement benefits were (in millions):

	June 30,	December 31,
	2010	2009
Net actuarial loss	$(151)	$(41)
Prior service credit (cost)	313	(6)

Total income (expense)	$162	$(47)

Total comprehensive income, net of taxes, was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$67	$(45)	$(88)	$6

Other comprehensive income (loss) adjustments, before tax:
Net gain (loss) arising during the year
Net actuarial loss	(107)	—	(107)	—
Prior service credit	317	—	317	—
Net loss reclassified into income
Net actuarial loss	(1)	—	(1)	—

Comprehensive income adjustments before tax	209	—	209	—
Income taxes related to items of other comprehensive income	(82)	—	(82)	—

Comprehensive income adjustments, after tax	$127	$—	$127	$—

Total comprehensive income (loss)	$194	$(45)	$39	$6

Amounts included in “Accumulated other comprehensive loss” before income taxes as of June 30, 2010, that are expected to be recognized during the remainder of 2010 as components of net periodic benefit income, are as follows (in millions):

Other
Postretirement
Benefits
Net actuarial loss	$(7)
Prior service credit	18

Total income	$11

NOTE H — COMMITMENTS AND CONTINGENCIES
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
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $23 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At June 30, 2010, and December 31, 2009, our accruals for environmental expenditures totaled $109 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $65 million and $73 million at June 30, 2010, and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance retentions. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Washington Refinery Fire
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries, the U.S. Chemical Safety and Hazard Investigation Board and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the fire in the naphtha hydrotreater at our Washington Refinery; those investigations are ongoing. We have incurred $12 million in charges related to the incident.
Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have not yet filed insurance claims related to this incident or recorded an accrual for possible insurance recoveries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For additional information regarding this matter, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established accruals for these matters and those described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $25 million) for retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined.
NOTE I — STOCKHOLDERS’ EQUITY
Cash Dividends
In February 2010, our Board of Directors suspended indefinitely our quarterly cash dividend on common stock. We did not have any cash dividends payable at June 30, 2010.
Treasury Stock
We purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock in connection with the exercise of stock options, the vesting of restricted stock and to fulfill other stock compensation requirements.
The Company entered into an employment agreement with our CEO (the “CEO Agreement”) on March 30, 2010, effective May 1, 2010. Inducement awards were granted based on the terms of this agreement and were issued from treasury stock subject to certain vesting and employment restrictions. The annual award grant to our CEO, excluding performance unit awards, was granted from treasury stock.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Restricted common stock	$4	$3	$7	$6
Stock options	2	3	4	7
Restricted stock units	1	—	1	—
Stock appreciation rights	(4)	2	1	4
Phantom stock	(2)	1	1	2

Total Stock-Based Compensation Expense	$1	$9	$14	$19

The income tax benefit from tax deductions associated with stock-based compensation totaled $5 million and $2 million for the six months ended June 30, 2010, and 2009, respectively.
Stock Options
In the second quarter of 2010, we granted stock options to certain officers and other key employees. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted was $7.36. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Stock options granted in connection with the inducement awards of the CEO Agreement will vest 30% on each of the first two anniversaries of the grant date and 40% on the third anniversary of the grant date. Total unrecognized compensation cost related to non-vested stock options totaled $7 million as of June 30, 2010. This cost is expected to be recognized over a weighted average period of 2.3 years. A summary of our stock option activity and changes during the six months ended June 30, 2010, is presented below (shares in thousands):

		Weighted-	Weighted-Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	7,931	$21.91	5.3 years	$—
Granted	679	$12.97
Exercised	(660)	$5.12
Forfeited or expired	(77)	$19.75

Outstanding at June 30, 2010	7,873	$22.57	5.5 years	$—

Vested or expected to vest at June 30, 2010	7,833	$22.60	5.5 years	$—

Exercisable at June 30, 2010	6,741	$23.62	4.9 years	$—

Restricted Common Stock
In the second quarter of 2010, we granted restricted common stock to certain officers and key employees. The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted stock is amortized over the vesting period using the straight-line method. These awards generally vest in annual increments ratably over three years. Restricted stock granted in connection with the inducement awards of the CEO Agreement will vest 100% on May 1, 2011. Unrecognized compensation cost related to our non-vested restricted stock totaled $24 million as of June 30, 2010. This cost is expected to be recognized over a weighted-average period of 2.2 years. The fair value of non-vested restricted common stock as of June 30, 2010 totaled $23 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of our restricted stock activity for the six months ended June 30, 2010, is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested at January 1, 2010	1,370	$21.66
Granted	1,181	$12.94
Vested	(594)	$24.55
Forfeited	(29)	$18.82

Nonvested at June 30, 2010	1,928	$15.48

Restricted Stock Units
In the second quarter of 2010, we granted restricted stock units in connection with the inducement awards of the CEO Agreement. The fair value of each restricted stock unit on the grant date is equal to the market price of our common stock on that date. The estimated fair value of the restricted stock units is amortized over the vesting period using the straight-line method. These restricted stock units vest in annual increments ratably over two years. Unrecognized compensation cost related to our non-vested units totaled $3.2 million as of June 30, 2010. This cost is expected to be recognized over a weighted-average period of 1.8 years. The fair value of non-vested restricted stock units as of June 30, 2010 totaled $3 million. A summary of our restricted stock unit activity for the six months ended June 30, 2010, is set forth below:

		Weighted-Average
	Number of	Grant-Date
	Restricted Units	Fair Value
Nonvested at January 1, 2010	—	$—
Granted	256,223	$13.66

Nonvested at June 30, 2010	256,223	$13.66

Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles a holder to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The SARs granted in the second quarter 2010 vest ratably over three years following the date of grant and expire seven years from the grant date. The liability associated with our SARs totaled $15 million and $13 million at June 30, 2010, and December 31, 2009, respectively. A summary of SARs activity for the six months ended June 30, 2010 is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	SARs	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	7,486	$22.65	5.5 years	$—
Granted	483	$12.93
Forfeited	(139)	$22.35

Outstanding at June 30, 2010	7,830	$22.06	5.1 years	$—

Vested or expected to vest at June 30, 2010	7,640	$22.26	5.1 years	$—

Exercisable at June 30, 2010	3,789	$28.65	4.5 years	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Unit Awards
In the second quarter 2010, we granted 5.4 million performance unit awards to certain officers and other key employees. These performance unit awards represent the right to receive a cash payment at the end of the performance period depending upon Tesoro’s achievement of pre-established performance measures and will vest at the end of a thirty-three month performance period. The value of the award ultimately paid will be based on our relative total shareholder return against the performance peer group and the S&P 500 index as well as the absolute total shareholder return of Tesoro’s common stock over the performance period. The performance unit awards are settled in cash and can range from zero to 200% of targeted award value. The fair value of each performance unit award is estimated at the end of each reporting period using a Monte Carlo simulation. As of June 30, 2010, the fair value of each outstanding non-vested performance unit award was approximately $0.34.
Phantom Stock Options
We did not grant phantom stock options during the six months ended June 30, 2010. As of June 30, 2010, we had 1.5 million executive phantom stock options outstanding. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. The liability associated with executive phantom stock awards totaled $7 million and $6 million at June 30, 2010, and December 31, 2009, respectively.
NOTE K — OPERATING SEGMENTS
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Refining:
Refined products	$4,661	$3,836	$8,906	$6,821
Crude oil resales and other	351	228	588	435
Retail:
Fuel (a)	886	751	1,700	1,319
Merchandise and other	57	62	110	115
Intersegment Sales from Refining to Retail	(812)	(696)	(1,554)	(1,229)

Total Revenues	$5,143	$4,181	$9,750	$7,461

Segment Operating Income (Loss)
Refining (b)	$150	$7	$(19)	$184
Retail	30	4	54	(11)

Total Segment Operating Income	180	11	35	173
Corporate and Unallocated Costs	(37)	(47)	(94)	(97)

Operating Income (Loss) (c)	143	(36)	(59)	76
Interest and Financing Costs	(37)	(31)	(74)	(59)
Interest Income	—	2	—	3
Foreign Currency Exchange Gain (Loss)	1	(10)	1	(10)

Earnings (Loss) Before Income Taxes	$107	$(75)	$(132)	$10

Depreciation and Amortization Expense
Refining	$93	$90	$178	$177
Retail	10	10	20	19
Corporate	5	8	10	17

Total Depreciation and Amortization Expense	$108	$108	$208	$213

Capital Expenditures
Refining	$75	$88	$140	$159
Retail	2	4	4	9
Corporate	—	15	—	27

Total Capital Expenditures	$77	$107	$144	$195

(a)	Federal and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales” in our condensed statements of consolidated operations. These taxes totaled $71 million and $72 million for the three months ended June 30, 2010, and 2009, respectively, and $139 million and $141 million for the six months ended June 30, 2010, and 2009, respectively.

(b)	Includes impairment charges related to our Los Angeles refinery of $20 million for the six months ended June 30, 2010 and $12 million for the three and six months ended June 30, 2009. Includes charges related to the Washington refinery incident of $12 million for the three and six months ended June 30, 2010. The loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel.

(c)	Includes a $43 million net gain for the three and six months ended June 30, 2010, primarily from the elimination of postretirement life insurance benefits for current and future retirees.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2010	2009
Identifiable Assets
Refining	$7,213	$6,690
Retail	619	656
Corporate	441	724

Total Assets	$8,273	$8,070

NOTE L — NEW ACCOUNTING STANDARDS
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
Variable Interest Entities
The FASB issued a standard in June 2009 that amends previous guidance on variable interest entities. The standard modifies the criteria for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard became effective January 1, 2010, and did not impact our financial position or results of operations.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$182	$9	$—	$191
Receivables, less allowance for doubtful accounts	4	883	133	—	1,020
Inventories	—	885	187	—	1,072
Prepayments and other	77	68	1	—	146

Total Current Assets	81	2,018	330	—	2,429

Net Property, Plant and Equipment	—	5,002	167	—	5,169
Investment in Subsidiaries	3,912	(116)	(5)	(3,791)	—
Long-Term Receivables from Affiliates	1,967	—	—	(1,967)	—
Other Noncurrent Assets	43	632	—	—	675

Total Assets	$6,003	$7,536	$492	$(5,758)	$8,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$51	$1,941	$165	$—	$2,157
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	51	1,944	165	—	2,160

Long-Term Payables to Affiliates	—	1,777	190	(1,967)	—
Debt	1,818	24	—	—	1,842
Other Noncurrent Liabilities	989	136	1	—	1,126
Stockholders’ Equity	3,145	3,655	136	(3,791)	3,145

Total Liabilities and Stockholders’ Equity	$6,003	$7,536	$492	$(5,758)	$8,273

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$6,657	$526	$(2,040)	$5,143
Costs and expenses	1	6,513	526	(2,040)	5,000

OPERATING INCOME (LOSS)	(1)	144	—	—	143
Equity in earnings (loss) of subsidiaries	67	(7)	—	(60)	—
Other expense	—	(36)	—	—	(36)

EARNINGS BEFORE INCOME TAXES	66	101	—	(60)	107
Income tax provision (benefit) (a)	(1)	40	1	—	40

NET EARNINGS (LOSS)	$67	$61	$(1)	$(60)	$67

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$4,958	$490	$(1,267)	$4,181
Costs and expenses	1	4,993	490	(1,267)	4,217

OPERATING INCOME (LOSS)	(1)	(35)	—	—	(36)
Equity in earnings (loss) of subsidiaries	(44)	(13)	(1)	58	—
Other expense	—	(39)	—	—	(39)

EARNINGS (LOSS) BEFORE INCOME TAXES	(45)	(87)	(1)	58	(75)
Income tax provision (benefit) (a)	—	(30)	—	—	(30)

NET EARNINGS (LOSS)	$(45)	$(57)	$(1)	$58	$(45)

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,481	$1,085	$(3,816)	$9,750
Costs and expenses	3	12,540	1,082	(3,816)	9,809

OPERATING LOSS	(3)	(59)	3	—	(59)
Equity in earnings (loss) of subsidiaries	(87)	(14)	—	101	—
Other expense	—	(73)	—	—	(73)

EARNINGS (LOSS) BEFORE INCOME TAXES	(90)	(146)	3	101	(132)
Income tax provision (benefit) (a)	(2)	(44)	2	—	(44)

NET EARNINGS (LOSS)	$(88)	$(102)	$1	$101	$(88)

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$8,742	$862	$(2,143)	$7,461
Costs and expenses	3	8,663	862	(2,143)	7,385

OPERATING INCOME (LOSS)	(3)	79	—	—	76
Equity in earnings (loss) of subsidiaries	8	(30)	(3)	25	—
Other expense	—	(66)	—	—	(66)

EARNINGS (LOSS) BEFORE INCOME TAXES	5	(17)	(3)	25	10
Income tax provision (benefit) (a)	(1)	5	—	—	4

NET EARNINGS (LOSS)	$6	$(22)	$(3)	$25	$6

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$3	$199	$(263)	$—	$(61)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(158)	(1)	—	(159)
Intercompany notes, net	1	—	—	(1)	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	1	(157)	(1)	(1)	(158)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreement	66	—	—	—	66
Repayments on revolving credit agreement	(66)	—	—	—	(66)
Repayments of debt	—	(1)	—	—	(1)
Proceeds from stock options exercised	3	—	—	—	3
Repurchase of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Financing costs and other	(4)	—	—	—	(4)
Net intercompany borrowings (repayments)	—	(272)	271	1	—

Net cash from (used in) financing activities	(4)	(271)	271	1	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(229)	7	—	(222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$182	$9	$—	$191

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(1)	$249	$48	$—	$296

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(203)	(19)	—	(222)
Intercompany notes, net	(184)	—	—	184	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	(184)	(202)	(19)	184	(221)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt borrowings, net of discount of $12 million and issuance costs of $6 million	282	—	—	—	282
Borrowings under revolving credit agreement	418	—	—	—	418
Repayments on revolving credit agreement	(484)	—	—	—	(484)
Repayments of debt	—	(1)	—	—	(1)
Dividend payments	(28)	—	—	—	(28)
Proceeds from stock options exercised	1	—	—	—	1
Repurchase of common stock	(2)	—	—	—	(2)
Financing costs and other	(2)	—	—	—	(2)
Net intercompany borrowings (repayments)	—	212	(28)	(184)	—

Net cash from (used in) financing activities	185	211	(28)	(184)	184

INCREASE IN CASH AND CASH EQUIVALENTS	—	258	1	—	259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$278	$1	$—	$279

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 45 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We continue to benefit from prior years’ capital programs that allow us to run less expensive crude oil and further reduce refinery operating expenses. We plan to further improve our capture of available margins and operating profit in 2010 by:
•	reducing logistics costs;

•	further increasing flexibility in our slate of crude oil feedstocks;

•	matching production to demand;

•	optimizing profitability by responding to changes in relative product values and crude costs; and

•	reducing operating expenses through energy and maintenance efficiency programs.
We have identified approximately 300 high-return projects that we can implement quickly to improve our economic position and create incremental shareholder value in the current low margin environment. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, which includes improving energy efficiency at all of our refineries. The majority of these projects will cost less than $1 million. We expect to spend approximately $50 million to $60 million for these projects in 2010, including $13 million spent during the first six months of 2010.
Tesoro Panama Company Sociedad Anonima (“TPSA”)
In September 2007, Castor Petroleum (“Castor”) entered into a Transportation and Storage Agreement (“TSA”) with Petroterminal de Panama, S.A. (“PTP”). Concurrent with the execution of the TSA, TPSA entered into a Transportation and Storage Agreement (“the TPSA Agreement”) with Castor. The TSA provides Castor the use of the Trans-Panama pipeline and several tanks at the Atlantic and Pacific terminals for a seven year period. The Trans-Panama Pipeline (“Pipeline”) is 81 miles long, with a capacity exceeding 860 thousand barrels per day

(“Mbpd”). The Pipeline runs across Panama near the Costa Rican border from the port of Charco Azul on the Pacific coast to the port of Chiriqui Grande, Bocas del Toro on the Caribbean.
As part of our business strategy, we formed TPSA to further utilize the pipeline and tank assets in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets for trade or transportation. The TPSA Agreement allocates and delegates a portion of Castor’s rights, duties, and obligations set forth in the TSA to TPSA. TPSA has access to and is obligated for pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. TPSA is:
•	a 100% fully owned consolidated subsidiary of Tesoro Corporation;

•	not a subsidiary guarantor of our senior notes;

•	an excluded subsidiary (as defined) in the Fourth Amended and Restated Credit Agreement. Financing and credit obtained by TPSA will not be guaranteed by Tesoro Corporation; and

•	an unrestricted subsidiary and will not be subject to the restrictive covenants in the Indenture.
Industry Overview
Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.
Crude Oil and Product Price Analysis
Average Key Commodity Prices and Differentials
(Dollars per barrel)

The overall U.S. economy, including the West Coast, has shown signs of improvement, though these have not consistently translated into stronger demand for refined products. From February 2010 through June 2010 there were improvements in unemployment rates in California. West Coast gasoline inventories started the second quarter above the five-year highs, but seasonal demand, exports to South and Central America and decreases in production have rebalanced the market and reduced gasoline days of supply (a measure of inventory based on recent demand) to the five year average at the end of the 2010 second quarter. Measures of commercial activity, such as port traffic, air freight, rail miles and airline-seat miles increased during the 2010 second quarter. West

Coast port traffic recovered to its 2008 level in May 2010, and self-reported available seat miles at the largest US-flagged air carriers registered year on year increases in May 2010 and June 2010, the first since July 2008.
Improved West Coast petroleum product supply/demand fundamentals led to improved product margins in the 2010 second quarter over the 2010 first quarter. West Coast gasoline margins improved approximately 50% from the 2010 first quarter to the 2010 second quarter due to seasonal demand increases and several unplanned refinery outages with a subsequent decrease in output. From the 2010 first quarter to the 2010 second quarter, U.S. West Coast benchmark diesel fuel margins increased by approximately 70% on refinery outages and strengthening commercial activity.
Outlook
While there are signs of improvement in the U.S. economy, the current global economic weakness and high unemployment in the U.S. are expected to continue to depress demand for refined products. The impact of low demand has been further compounded by excess global refining capacity and historically high inventory levels. These conditions will continue to put significant pressure on refined product margins throughout the remainder of 2010. We expect margins to be negatively impacted until the economy improves and unemployment declines.
Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity. We will continue to assess our refineries to determine if a complete or partial shutdown of one or more of the facilities is appropriate.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. These factors include:
•	the increased fuel efficiency standards for vehicles;

•	the mandated renewable fuels standards;

•	potential and enacted climate change legislation;

•	the EPA regulation of greenhouse gas emissions under the Clean Air Act; and

•	competing refineries being built overseas.
Global Financial Markets
While there are signs of improvement in global financial markets, we remain attentive to the current condition of financial markets, including limits to credit availability. While our ability to finance operations has not been impaired, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.
Washington Refinery
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Various internal and external investigations of the incident continue. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction is completed. We expect the Washington refinery should be operational as early as September 2010.
We expect to continue to meet our customers’ transportation fuels needs by supplying fuels from our other refineries as well as purchases from third parties. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations for 2010.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2010, COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2009
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net income was $67 million ($0.47 per diluted share) for the three months ended June 30, 2010 (“2010 Quarter”), compared with a net loss of $45 million ($0.33 per diluted share) for the three months ended June 30, 2009 (“2009 Quarter”). The $112 million increase in net earnings during the 2010 Quarter was primarily due to the following:
•	higher industry distillate margins primarily due to increased commercial activity;

•	higher gross refining margins at our California refineries due to increased price differentials between heavy and light crude oils;

•	gains on our commodity derivative instruments of $18 million as compared to losses of $52 million during the 2009 Quarter;

•	$43 million net gain primarily from the elimination of postretirement life insurance benefits for current and future retirees;

•	reduced refining operating expenses of $17 million primarily reflecting decreased utility costs;

•	$14 million in lower stock-based and incentive compensation costs; and

•	a $12 million impairment charge at the Los Angeles refinery in the 2009 Quarter.
The following factors negatively impacted the 2010 Quarter compared to the 2009 Quarter, partially offsetting the increase in net earnings:
•	lower refining throughput primarily as a result of the temporary shut-down of processing at the Washington refinery and planned turnaround at our North Dakota refinery;

•	charges of $12 million related to the Washington refinery incident; and

•	charges totaling $4 million for preexisting obligations related to the retirement of certain Company officers.
For the year-to-date periods, our net loss was $88 million ($0.63 per diluted share) for the six months ended June 30, 2010 (“2010 Period”), compared with net earnings of $6 million ($0.04 per diluted share) for the six months ended June 30, 2009 (“2009 Period”). The $94 million decrease in net earnings during the 2010 Period was primarily due to the following:
•	lower industry gasoline margins primarily due to decreased demand and higher global inventories;

•	lower refining throughput primarily as a result of matching production to lower demand, scheduled refinery turnarounds and temporary shut-down of processing at the Washington refinery;

•	charges of $12 million related to the Washington refinery incident;

•	charges totaling $9 million for preexisting obligations related to the retirement of certain Company officers; and

•	a $20 million impairment charge at the Los Angeles refinery in the 2010 Period compared to a $12 million impairment charge at the refinery in the 2009 Period.
The following factors positively impacted the 2010 Period compared to the 2009 Period, partially offsetting the decrease in net earnings:
•	gains on our commodity derivative instruments of $6 million as compared to losses of $55 million during the 2009 Period;

•	$43 million net gain primarily from the elimination of postretirement life insurance benefits for current and future retirees; and

•	reduced refining operating expenses of $9 million primarily reflecting decreased utility costs.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2010	2009	2010	2009
Revenues (a)
Refined products	$4,661	$3,836	$8,906	$6,821
Crude oil resales and other	351	228	588	435

Total Revenues	$5,012	$4,064	$9,494	$7,256

Throughput (thousand barrels per day)
Heavy crude oil (b)	193	186	180	184
Light crude oil	251	343	263	332
Other feedstocks	30	36	29	35

Total Refining Throughput	474	565	472	551

% Heavy Crude Oil of Total Refining Throughput (b)	41%	33%	38%	33%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	222	286	227	272
Jet fuel	64	67	67	66
Diesel fuel	103	111	98	116
Heavy oils, residual products, internally produced fuel and other	112	133	108	128

Total Yield	501	597	500	582

Gross refining margin ($/throughput barrel) (c)	$12.89	$8.52	$9.65	$10.27

Manufacturing Cost before Depreciation and Amortization Expense ($/throughput bbl) (c)	$5.74	$4.63	$5.84	$4.96

Segment Operating Income (Loss)
Gross refining margin (d)	$555	$438	$825	$1,023
Expenses
Manufacturing costs	248	238	500	495
Other operating expenses	50	77	122	136
Selling, general and administrative expenses	7	8	16	12
Depreciation and amortization expense (e)	93	90	178	177
Loss on asset disposals and impairments (f)	7	18	28	19

Segment Operating Income (Loss) (g)	$150	$7	$(19)	$184

Refined Product Sales (thousand barrels per day) (h)
Gasoline and gasoline blendstocks	277	317	281	312
Jet fuel	97	79	93	78
Diesel fuel	113	123	105	121
Heavy oils, residual products and other	77	88	77	87

Total Refined Product Sales	564	607	556	598

Refined Product Sales Margin ($/barrel) (h)
Average sales price	$90.91	$69.63	$89.03	$63.15
Average costs of sales	82.00	61.80	82.40	54.06

Refined Product Sales Margin	$8.91	$7.83	$6.63	$9.09

Refining Data by Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per barrel amounts)	2010	2009	2010	2009
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (i)	239	251	214	250
Gross refining margin	$293	$185	$425	$521
Gross refining margin ($/throughput barrel) (c)	$13.48	$8.09	$10.95	$11.54
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$7.01	$6.12	$7.82	$6.57

Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (i)	84	139	103	126
Gross refining margin	$98	$123	$162	$206
Gross refining margin ($/throughput barrel) (c)	$12.78	$9.70	$8.69	$9.01
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$5.98	$3.72	$5.02	$4.18

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	67	66	67	70
Gross refining margin	$33	$15	$33	$71
Gross refining margin ($/throughput barrel) (c)	$5.35	$2.52	$2.74	$5.67
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$2.92	$3.21	$2.85	$2.98

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (i)	84	109	88	105
Gross refining margin	$133	$111	$205	$222
Gross refining margin ($/throughput barrel) (c)	$17.38	$11.29	$12.80	$11.71
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$4.18	$3.20	$4.26	$3.40

(a)	Refined products sales include intersegment sales to our retail segment at prices which approximate market of $812 million and $696 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 billion and $1.2 billion for the six months ended June 30, 2010, and 2009, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(d)	Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a decrease of $2 million for the three months ended June 30, 2010, and increases of $4 million and $3 million for the three and six months ended June 30, 2009, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $2.05 and $1.62 for the three months ended June 30, 2010, and 2009, respectively, and $1.97 and $1.66 for the six months ended June 30, 2010, and 2009, respectively.

(f)	Includes impairment charges related to our Los Angeles refinery of $20 million for the six months ended June 30, 2010 and $12 million for the three and six months ended June 30, 2009. The three and six months ended June 30, 2010 include a $4 million write-off related to the Washington refinery incident. The loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel.

(g)	Includes a $36 million net gain for the three and six months ended June 30, 2010, primarily from the elimination of postretirement life insurance benefits for current and future retirees.

(h)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

(i)	We experienced reduced throughput due to scheduled turnarounds at our North Dakota refinery during the 2010 Quarter, Utah in the 2010 first quarter, Alaska during the 2009 Quarter, and Golden Eagle refineries during the 2010 first quarter and 2009 Quarter, and scheduled maintenance at our Washington refinery during the 2009 Quarter. Subsequent to the incident, we temporarily shut-down processing at the Washington refinery.
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Overview. Operating income for our refining segment increased by $143 million during the 2010 Quarter primarily due to higher gross refining margins, lower operating expenses and decreased losses on asset disposals and impairments. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $117 million during the 2010 Quarter. The 2010 Quarter also included a $36 million net gain primarily from the elimination of postretirement life insurance benefits, partially offset by $12 million in additional charges related to the Washington refinery incident.
Gross Refining Margins. Our gross refining margin per barrel increased to $12.89 per barrel in the 2010 Quarter compared to $8.52 per barrel in the 2009 Quarter reflecting higher industry diesel fuel margins. Industry diesel fuel margins in the U.S. West Coast and Mid-Continent regions increased significantly in the 2010 Quarter as compared to the 2009 Quarter, primarily due to increased seasonal demand and improved commercial activity.
Gross refining margins for our California region were positively impacted by increasing price differentials between heavy and light crude oils that increased gross refining margin during the 2010 Quarter. Our California refineries run a high proportion of the heavy, less expensive crude oils (73% of our total California region refining throughput during the 2010 Quarter).
We periodically use derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use commodity derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Gains totaled $18 million during the 2010 Quarter versus losses of $52 million during the 2009 Quarter.
Refining Throughput. Total refining throughput declined 91 Mbpd during the 2010 Quarter, primarily due to our efforts to match production to product demand, scheduled turnaround activity at the North Dakota refinery, and the temporary shut-down of processing at the Washington refinery subsequent to the April 2, 2010, naphtha hydrotreater fire. Total refining throughput during the 2009 Quarter was impacted by a refinery-wide turnaround at the Alaska refinery and matching production to demand. We also had scheduled downtime at the Golden Eagle refinery in the 2009 Quarter.
Refined Products Sales. Revenues from sales of refined products increased 22% to $4.7 billion in the 2010 Quarter as compared to the 2009 Quarter, primarily due to significantly higher refined product sales prices, partially offset by a decrease in refined product sales volume. Our average product sales price increased 31% to $90.91 per barrel in the 2010 Quarter as higher crude oil prices put upward pressure on product prices. Total refined product sales volumes decreased 7% or 43 Mbpd from the 2009 Quarter, primarily reflecting reduced throughput as a result of the temporary shut-down of processing at the Washington refinery.

Costs of Sales and Expenses. Our average costs of sales increased 33% to $82.00 per barrel during the 2010 Quarter reflecting significantly higher crude oil prices. Manufacturing and other operating expenses decreased to $298 million in the 2010 Quarter, compared to $315 million in the 2009 Quarter, reflecting a $36 million net gain recognized primarily from the elimination of postretirement life insurance benefits partially offset by $8 million in additional expenses related to the Washington refinery incident. The loss on asset disposals and impairments includes a $4 million write-off related to our Washington refinery in the 2010 Quarter and a $12 million impairment charge related to our Los Angeles refinery in the 2009 Quarter.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Overview. Operating income for our refining segment decreased by $203 million during the 2010 Period primarily due to lower gross refining margins and reduced throughput. The significantly lower gross refining margin per barrel negatively impacted total gross refining margins by $198 million during the 2010 Period. The 2010 Period also included a $36 million net gain primarily from the elimination of postretirement life insurance benefits, offset by $12 million in charges related to the Washington refinery incident and an $8 million increase in impairment charges at the Los Angeles refinery from the 2009 Period to the 2010 Period.
Gross Refining Margins. Our gross refining margin per barrel decreased to $9.65 per barrel in the 2010 Period, compared to $10.27 per barrel in the 2009 Period reflecting lower industry margins for gasoline partially offset by a slight increase in industry distillate margins. Industry gasoline margins decreased in the 2010 Period as compared to the 2009 Period reflecting lower global demand and significantly higher inventories resulting from increased domestic unemployment rates.
Gross refining margins for our California region were negatively impacted by a narrowing of price differentials between heavy and light crude oils during the 2010 Period. Our California refineries run a high proportion of heavy crude oils (74% of our total California region refining throughput during the 2010 Period).
We periodically use derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use commodity derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Gains totaled $6 million during the 2010 Period versus losses of $55 million during the 2009 Period.
Due to current events and economic conditions we reviewed the recorded value of goodwill for impairment as of June 30, 2010. Our evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is possible that future changes in our estimates could have a material effect on the carrying amount of goodwill. Our evaluation indicated that our reporting units were not impaired.
Refining Throughput. Total refining throughput declined 79 Mbpd during the 2010 Period. The decrease in throughput was primarily caused by the temporary shut-down of processing at the Washington refinery subsequent to the April 2, 2010, naphtha hydrotreater fire and due to our efforts to match production with decreased product demand. Additionally, scheduled turnarounds at the Utah refinery and at the North Dakota refinery during the 2010 first and second quarters, respectively, further reduced throughput in the 2010 Period. Total refining throughput during the 2009 Period was impacted by a refinery-wide shutdown of the Washington refinery during the 2009 first quarter and scheduled downtime at our Alaska and Golden Eagle refineries during the 2009 Quarter.
Refined Products Sales. Revenues from sales of refined products increased 31% to $8.9 billion in the 2010 Period as compared to the 2009 Period, primarily due to significantly higher average refined product sales prices partially offset by lower refined product sales volumes. Our average product sales price increased 41% to $89.03 per barrel in the 2010 Period as significantly higher average crude oil prices during the 2010 Period placed upward pressure on product prices. Total refined product sales decreased 7% or 42 Mbpd from the 2009 Period, primarily reflecting lower product demand.

Costs of Sales and Expenses. Our average costs of sales increased 52% to $82.40 per barrel during the 2010 Period reflecting significantly higher average crude oil prices. Manufacturing and other operating expenses decreased to $622 million in the 2010 Period, compared to $631 million in the 2009 Period, reflecting a $36 million net gain recognized primarily from the elimination of postretirement life insurance benefits. The gain was partially offset by additional expenses of $8 million related to the Washington refinery incident. The loss on asset disposals and impairments includes a $20 million impairment charge and a $4 million write-off related to our Los Angeles and Washington refineries, respectively during the 2010 Period, and a $12 million impairment charge at our Los Angeles refinery during the 2009 Period.
Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions except per gallon amounts)	2010	2009	2010	2009
Fuel	$886	$751	$1,700	$1,319
Merchandise and other	57	62	110	115

Total Revenues	$943	$813	$1,810	$1,434

Fuel Sales (millions of gallons)	333	343	649	659
Fuel Margin ($/gallon) (a)	$0.22	$0.16	$0.23	$0.14
Merchandise Margin (in millions)	$14	$14	$26	$25
Merchandise Margin (percent of sales)	27%	25%	27%	25%
Average Number of Stations (during the period)
Company-operated	384	388	385	389
Branded jobber/dealer	500	490	499	489

Total Average Retail Stations	884	878	884	878

Segment Operating Income (Loss)
Gross Margin
Fuel (b)	$75	$55	$147	$91
Merchandise and other non-fuel margin	21	20	39	37

Total Gross Margin	96	75	186	128
Expenses
Operating expenses	50	52	99	102
Selling, general and administrative expenses	3	7	9	16
Depreciation and amortization expense	10	10	20	19
Loss on asset disposals and impairments	3	2	4	2

Segment Operating Income (Loss) (c)	$30	$4	$54	$(11)

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(c)	Includes a $3 million net gain for the three and six months ended June 30, 2010, primarily from the elimination of postretirement life insurance benefits for current and future retirees.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Revenues on fuel sales increased to $886 million in the 2010 Quarter, from $751 million in the 2009 Quarter, reflecting higher retail fuel sales prices. Costs of sales increased from the 2009 Quarter due to higher prices for purchased fuel. Operating income for our retail segment increased by $26 million to $30 million in the 2010 Quarter reflecting higher fuel margins. Fuel margin per gallon increased 38% from the 2009 Quarter. Retail segment expenses decreased for the 2010 Quarter as compared to the 2009 Quarter, primarily from the elimination of postretirement life insurance for current and future retirees.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Revenues on fuel sales increased to $1.7 billion in the 2010 Period, from $1.3 billion in the 2009 Period, reflecting significantly higher retail sales prices. Costs of sales increased from the 2009 Period due to higher prices for purchased fuel. Operating income for our retail segment increased by $65 million in the 2010 Period reflecting significantly higher fuel margins. Fuel margin per gallon increased 64% from the 2009 Period.
Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11 million during the 2010 Quarter and increased by $2 million during the 2010 Period. The decrease is related to the $10 million net gain recognized primarily from the elimination of postretirement life insurance for current and future retirees of which $4 million is included in Corporate and Unallocated Costs.
Interest and Financing Costs
Interest and financing costs increased by $6 million and $15 million during the 2010 Quarter and 2010 Period, respectively. The increase was primarily due to additional interest expenses recognized during 2010 as a result of the issuance of our $300 million senior notes in June 2009 and increases in 2010 letter of credit fees as a result of the February 2010 amendment to our credit agreement, partially offset by a $5 million reduction in estimated interest for the settlement of a state tax audit.
Foreign Currency Exchange Gain (Loss)
In the 2010 Quarter and 2010 Period, we had foreign currency gains of $1 million compared to foreign currency losses of $10 million in the 2009 Quarter and 2009 Period. The increases are due to our efforts to manage price risk from changes in foreign currency.
Income Tax Provision (Benefit)
Our income tax provision totaled $40 million for the 2010 Quarter versus a tax benefit of $30 million in the 2009 Quarter. In the 2010 Period, the income tax benefit totaled $44 million versus a tax provision of $4 million in the 2009 Period. The 2010 and 2009 Periods included non-recurring tax expenses of $7 million and $1 million, respectively.

CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by a variety of factors beyond our control, including changes in the price of crude oil and refined products, availability of trade credit, market uncertainty, the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 45 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the 2010 Quarter with $191 million of cash and cash equivalents, no borrowings under our revolver, and approximately $713 million in available borrowing capacity under our credit agreement after $678 million in outstanding letters of credit. At June 30, 2010, we also had three separate letter of credit agreements with a total capacity of $550 million, of which we had $350 million available after $200 million in outstanding letters of credit. Our total capacity of $1.86 billion under the credit agreement can be increased up to a total capacity of $2.0 billion. We can also increase the capacity of our separate letter of credit agreements.
Our credit agreement and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:
•	pay dividends and other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	engage in certain merger or consolidations and transfers of assets; and

•	enter into transactions with affiliates.
The indentures also limit our subsidiaries’ ability to make certain payments and distributions.
Credit Agreement — Revolving Credit Facility
We amended our credit agreement in February 2010. The modifications included the following:
•	the minimum tangible net worth requirement (as defined) was lowered;

•	the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio;

•	the covenant permitting additional unsecured indebtedness (as defined) increased from $75 million to $600 million;

•	letters of credit allowed under separate letter of credit agreements, previously capped at $500 million, are no longer subject to a cap;

•	the applicable margin (as defined) was adjusted; and

•	the annual rate of commitment fees for the unused portion of the revolving credit facility was adjusted to 0.50% from 0.375%.

At June 30, 2010, our credit agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.4 billion (based upon an Alaska North Slope crude oil price of $74 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.86 billion. The total capacity can be further increased from $1.86 billion up to $2.0 billion. As of June 30, 2010, we had no borrowings and $678 million in letters of credit outstanding under the credit agreement, resulting in total unused credit availability of approximately $713 million or 51% of the eligible borrowing base.
Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at June 30, 2010), or a Eurodollar rate (0.35% at June 30, 2010) plus an applicable margin. The applicable margin at June 30, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility’s credit availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at June 30, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of June 30, 2010. Our credit agreement expires in May 2012.
Our credit agreement provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base or the agreement’s total capacity. Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our credit agreement, representing a commitment of $50 million (less than 3% of our total credit agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Barclays Bank PLC assumed the $50 million commitment from Lehman CPI in April 2010. As a result, our capacity increased from $1.81 billion to $1.86 billion in April 2010 and remained $1.86 billion as of June 30, 2010.
The credit agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Borrowing availability under the credit agreement is based on a minimum fixed charge coverage ratio. We have a default covenant which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the three months ended June 30, 2010. The credit agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The credit agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
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
As part of our business strategy, we formed TPSA to further utilize the pipeline and tank assets in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets for trade or transportation. We plan to obtain non-recourse transactional financing for TPSA with reasonable terms. TPSA is:
•	a 100% fully owned consolidated subsidiary of Tesoro Corporation;

•	not a subsidiary guarantor of our senior notes;

•	an excluded subsidiary (as defined) in the Fourth Amended and Restated Credit Agreement. Financing and credit obtained by TPSA will not be guaranteed by Tesoro Corporation; and

•	an unrestricted subsidiary and will not be subject to the restrictive covenants in the Indenture.

Cash Dividends
In February 2010, we suspended our quarterly cash dividend indefinitely to preserve cash and maintain a strong balance sheet as we expect further refining margin volatility. This action also provides us flexibility to allocate capital to our quick-return projects, which we believe will deliver the highest shareholder return in a low margin environment.
Capitalization
Our capital structure at June 30, 2010, was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019, net of unamortized discount of $11 million	289
Junior subordinated notes due 2012, net of unamortized discount of $21 million	129
Capital lease obligations and other	27

Total debt	1,845
Stockholders’ equity	3,145

Total Capitalization	$4,990

At June 30, 2010, and December 31, 2009, our debt to capitalization ratio was 37%.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From (Used In):
Operating Activities	$(61)	$296
Investing Activities	(158)	(221)
Financing Activities	(3)	184

Increase (Decrease) in Cash and Cash Equivalents	$(222)	$259

Net cash used in operating activities during the 2010 Period totaled $61 million, compared to net cash from operating activities of $296 million in the 2009 Period. The decrease in net cash from operating activities of $357 million was primarily due to lower operating margins and increased working capital levels and was partially offset by $105 million of income tax refunds received in the 2010 Period. Net cash used in investing activities of $158 million was primarily related to capital expenditures. Net cash used in financing activities during the 2010 Period totaled $3 million, compared to net cash from financing activities of $184 million in the 2009 Period. The decrease primarily reflects the net proceeds from our senior notes issuance in June 2009 partially offset by repayments on our revolver and by dividend payments.

Capital Expenditures
During 2010, we expect to spend approximately $330 million to $350 million, which is below our original 2010 capital budget of $450 million. The decrease in capital spending is generally a result of increased efficiencies in our capital program, as well as identification of lower than previously expected materials and labor costs. We believe that the conditions driving the lower capital spending in 2010 should also impact our previous projections for future capital spending. Capital spending during the 2010 Quarter and 2010 Period was $77 million and $144 million, respectively. Our 2010 Quarter, 2010 Period, and 2010 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of	Percent of	Percent of 2010
	2010 Quarter	2010 Period	Expected
Project Category	Capital Spending	Capital Spending	Capital Spending
Regulatory	60%	63%	55%
Sustaining	31%	28%	30%
Income Improvement	9%	9%	15%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $95 million for refinery turnarounds and catalysts during the 2010 Period primarily at our Utah, Golden Eagle and North Dakota refineries and $63 million in the 2010 Quarter primarily at our North Dakota refinery. During the remainder of 2010, we expect to spend an additional $50 million primarily at our Hawaii refinery. Refining throughput and yields will be affected by the scheduled turnaround at our Hawaii refinery during the third quarter.
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
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $23 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At June 30, 2010, and December 31, 2009, our accruals for environmental expenditures totaled $109 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $65 million and $73 million at June 30, 2010, and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We expect to file insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance retentions. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.

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
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established accruals for these matters and those described below. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Various internal and external investigations of the incident continue. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction is completed.
We expect to continue to meet our customers’ transportation fuels needs by supplying fuels from our other refineries as well as purchases from third parties. We have incurred an additional $12 million in charges related to the incident. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations for 2010.
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits that we believe will provide coverage for the foreseeable losses arising from this accident. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have not yet filed insurance claims related to this incident or recorded an accrual for possible insurance recoveries.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice.
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
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $25 million) for retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined.
Environmental Capital Expenditures
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $200 million in 2010 through 2013 at five of our refineries to comply with the regulations, including $33 million spent in the 2010 Period. Our California refineries will not require capital spending to meet the benzene reduction standards.
Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes, small capital projects and the continued management of our offsetting emissions credits.
Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines to comply with an Order from the California Regional Water Quality Control Board. We expect to spend approximately $45 million from 2010 through 2015 to complete the project.
We completed installing equipment at our Golden Eagle refinery during the 2010 first quarter with 2010 Period spending of $12 million, to eliminate the use of atmospheric blowdown towers as emergency relief systems.
We expect to spend approximately $50 million through 2015 to reconfigure and replace above-ground storage tank systems at our Golden Eagle refinery. We spent $5 million for this project during the 2010 Period.
We are evaluating alternative projects for wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These projects could cost between $50 million and $150 million through 2016. The timing of these projects is under evaluation and is subject to change.
We are required under a consent decree with the EPA to reduce air emissions at our North Dakota and Utah refineries. We expect to spend approximately $6 million in 2010, including $4 million spent during the 2010 Period, to install emission controls for nitrogen oxides on boilers and heaters at these refineries. We plan to complete these projects in 2010.
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
The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:
•	changes in global economic conditions and the effects of the global economic downturn on our business and the business of our suppliers, customers, business partners and lenders;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	changes in capital requirements or in execution of planned capital projects;

•	the timing and extent of changes in commodity prices and demand for our refined products;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products; changes in our cash flow from operations; actions of customers and competitors;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, any changes therein, and any legal or regulatory investigations, delays or other factors beyond our control;

•	risks related to labor relations and workplace safety;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities; changes in insurance markets impacting costs and the level and types of coverage available;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil, feedstocks and refined products;

•	weather conditions affecting our operations or the areas in which our refined products are marketed; and

•	earthquakes or other natural disasters affecting operations.
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
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our 2010 Period average throughput of 472 Mbpd, would change annualized pretax operating income by approximately $172 million.
We maintain inventories of crude oil and intermediate and finished refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26 million barrels and 20 million barrels at June 30, 2010, and December 31, 2009, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2010, was approximately $37 per barrel on a LIFO basis, compared to market prices of approximately $85 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the value of our inventory to market.
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
We elected not to designate our derivative instruments as cash flow or fair value hedges during the first six months of 2010 and 2009. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value. Accordingly, no change in the value of the related underlying physical commodity is recorded.

Net earnings during the 2010 and 2009 second quarters included derivative instrument gains of $18 million and derivative instrument losses of $52 million, respectively. The gains (losses) (in millions) and volumes (in millions) were comprised of the following:

	June 30,
	2010		2009
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized gain carried on open derivative positions from prior quarter	1	$13	2	$7
Realized gain (loss) on settled derivative positions	129	10	73	(46)
Unrealized loss on open derivative positions	3	(5)	2	(13)

Net gain (loss)		$18		$(52)

We have prepared a sensitivity analysis to quantify our exposure to market risk associated with our derivative instruments. This analysis is based on our open derivative positions of 3 million barrels at June 30, 2010, which expire at various times, primarily in 2010, and on the fair value of each derivative instrument at quoted market prices. If all other factors remain constant, a $1 per-barrel change in quoted market prices of our derivative instruments would change the fair value of our derivative instruments and pretax operating income by approximately $3 million.
Counterparty Credit Risk
We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We have risk management policies in place, and continue to monitor closely the status of our counterparties. We perform ongoing credit evaluations of our customers’ credit worthiness, and in certain circumstances, require prepayments, letters of credit or other collateral arrangements.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on our monthly purchases of Canadian crude oil. Beginning in August 2009, we have entered into forward contracts of Canadian dollars to manage any monthly exchange rate fluctuations. We had a $4 million loss related to these transactions for the three months ended June 30, 2010. As of June 30, 2010, we had a forward contract to purchase 31 million Canadian dollars scheduled to mature on July 26, 2010.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds (approximately $25 million) for retroactive price adjustments under our previous crude oil contracts with them. In December 2009, the trial court judge issued an Order supporting Chevron’s claim to receive a share of the refunds. We disagree with, and are challenging the Order. The exact amount of refunds subject to the Order has not been determined.
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
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice.
In June 2010, we settled an enforcement action brought by the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. We settled this matter for a total of $265,000. The ADEC had alleged that two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan during the period from December 2004 to February 2006. In June 2010, we accepted a revised settlement offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs for $370,000. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery.
On July 1, 2010, we received an offer from the District to settle 46 NOVs for $620,000. The NOVs were issued from June 2006 to September 2009 and allege violations of air quality regulations at our Golden Eagle refinery. We are evaluating the allegations contained in the settlement offer and will seek to negotiate a settlement of the NOVs with the District. The resolution of this matter will not have a material adverse effect on our financial position or results of operations

ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2009 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of unregistered equity securities during the three-months ended June 30, 2010
On May 3, 2010, Gregory J. Goff, Tesoro President and Chief Executive Officer, was granted 7,321 unrestricted shares of Tesoro common stock, 256,223 restricted stock units that vest in equal installments on the first two anniversaries of the grant date subject to continued employment with Tesoro, and 18,302 shares of restricted stock that vest on May 1, 2011, subject to continued employment with Tesoro. In addition, Mr. Goff was granted on May 5, 2010, a long-term incentive award for fiscal year 2010 that included 68,000 shares of restricted stock that vest in equal installments on the first three anniversaries of the grant date subject to continued employment with Tesoro. These awards were granted pursuant to the “Employment Inducement Awards” exemption in the New York Stock Exchange Listed Company Manual. These issuances were not registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to the exemption under Section 4(2) of the Securities Act for transactions not involving any public offering. No underwriters participated in these transactions, and the Company did not receive any proceeds in connection with these transactions.
Purchases of unregistered equity securities during the three-months ended June 30, 2010
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended June 30, 2010.

	Total Number	Average Price
	of Shares	Paid per
Period	Purchased	Share
April 2010	—	$—
May 2010	16,107 *	$13.20
June 2010	—	$—

Total	16,107

*	All of these shares acquired were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not acquired under a stock repurchase program.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

10.5	Retention Employment Agreement between Tesoro and Everett D. Lewis dated as of June 9, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010, File No. 1-3473).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Submitted electronically herewith.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION
Date: July 29, 2010	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

10.5	Retention Employment Agreement between Tesoro and Everett D. Lewis dated as of June 9, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010, File No. 1-3473).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Submitted electronically herewith.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.