Form 10-Q
period 2010-09-30
TESORO CORP /NEW/
filed 2010-11-05
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-3473
TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-0862768
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 143,160,349 shares of the registrant’s Common Stock outstanding at November 1, 2010.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions except for par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339	$413
Receivables, less allowance for doubtful accounts	1,045	1,116
Inventories	1,049	622
Prepayments and other	101	72

Total Current Assets	2,534	2,223

PROPERTY, PLANT AND EQUIPMENT
Refining	5,934	5,789
Retail	654	647
Corporate and other	209	213

	6,797	6,649
Less accumulated depreciation and amortization expense	(1,620)	(1,459)

Net Property, Plant and Equipment	5,177	5,190

OTHER NONCURRENT ASSETS
Acquired intangibles, net	250	255
Other, net	422	402

Total Other Noncurrent Assets	672	657

Total Assets	$8,383	$8,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,667	$1,441
Accrued liabilities	516	444
Current maturities of debt	3	4

Total Current Liabilities	2,186	1,889

DEFERRED INCOME TAXES	594	505
OTHER LIABILITIES	552	752
DEBT	1,844	1,837
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,055,683 shares issued (147,295,424 in 2009)	25	24
Additional paid-in capital	964	947
Retained earnings	2,395	2,427
Treasury stock, 6,081,453 common shares (6,867,848 in 2009), at cost	(130)	(140)
Accumulated other comprehensive loss	(47)	(171)

Total Stockholders’ Equity	3,207	3,087

Total Liabilities and Stockholders’ Equity	$8,383	$8,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES (a)	$5,320	$4,742	$15,070	$12,203

COSTS AND EXPENSES:
Costs of sales (a)	4,647	4,125	13,386	10,435
Operating expenses	375	367	1,096	1,101
Selling, general and administrative expenses	56	55	165	162
Depreciation and amortization expense	106	102	314	315
Loss on asset disposals and impairments	7	4	39	25

OPERATING INCOME	129	89	70	165
Interest and financing costs	(40)	(35)	(114)	(94)
Interest income and other	4	—	4	3
Foreign currency exchange gain (loss)	1	(3)	2	(13)

EARNINGS (LOSS) BEFORE INCOME TAXES	94	51	(38)	61
Income tax provision (benefit)	38	18	(6)	22

NET EARNINGS (LOSS)	$56	$33	$(32)	$39

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.40	$0.24	$(0.23)	$0.28
Diluted	$0.39	$0.24	$(0.23)	$0.28

WEIGHTED AVERAGE COMMON SHARES:
Basic	140.9	138.2	140.3	138.0
Diluted	142.0	139.7	140.3	139.6

DIVIDENDS PER SHARE	$0.00	$0.10	$0.00	$0.30

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$97	$72	$236	$213
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(32)	$39
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	314	315
Amortization of debt issuance costs and discounts	12	10
Loss on asset disposals and impairments	39	25
Stock-based compensation expense	28	33
Deferred income taxes	—	68
Provision for bad debts	—	7
Excess tax benefits from stock-based compensation arrangements	(2)	(1)
Other changes in non-current assets and liabilities	(123)	(71)
Changes in current assets and current liabilities:
Receivables	72	(351)
Inventories	(427)	96
Prepayments and other	(28)	(2)
Accounts payable and accrued liabilities	302	501

Net cash from operating activities	155	669

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(228)	(326)
Proceeds from asset sales	2	1

Net cash used in investing activities	(226)	(325)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount of $12 million and issuance costs of $6 million	—	282
Borrowings under revolving credit agreement	66	418
Repayments on revolving credit agreement	(66)	(484)
Repayments of debt	(2)	(2)
Dividend payments	—	(41)
Proceeds from stock options exercised	4	1
Repurchases of common stock	(3)	(2)
Excess tax benefits from stock-based compensation arrangements	2	1
Financing costs and other	(4)	(3)

Net cash from (used in) financing activities	(3)	170

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74)	514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	413	20

CASH AND CASH EQUIVALENTS, END OF PERIOD	$339	$534

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$53	$36
Income taxes paid (refunded)	$(106)	$32

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures in accounts payable and accrued liabilities at end of period	$25	$35
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
NOTE B – EARNINGS (LOSS) PER SHARE
We compute basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period.
Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Net earnings (loss)	$56	$33	$(32)	$39

Weighted average common shares outstanding	140.9	138.2	140.3	138.0

Basic Earnings (Loss) Per Share	$0.40	$0.24	$(0.23)	$0.28

Diluted:
Net earnings (loss)	$56	$33	$(32)	$39

Weighted average common shares outstanding	140.9	138.2	140.3	138.0
Common stock equivalents	1.1	1.5	—	1.6

Total diluted shares	142.0	139.7	140.3	139.6

Diluted Earnings (Loss) Per Share	$0.39	$0.24	$(0.23)	$0.28

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Common stock equivalents (a)	—	—	1.5	—
Stock options (b)	6.0	5.4	5.8	4.7

(a)	For the nine months ended September 30, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.
NOTE C – INVENTORIES
Components of inventories were as follows (in millions):

	September 30,	December 31,
	2010	2009
Domestic crude oil and refined products	$747	$495
Foreign crude oil	184	12
Oxygenates and by-products	26	22
Merchandise	13	13
Materials and supplies	79	80

Total Inventories	$1,049	$622

We use the last-in, first-out (“LIFO”) cost method as the primary method to determine the carrying value of domestic crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of foreign crude oil, oxygenates and by-products using the first-in, first-out (“FIFO”) cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.2 billion and $1.1 billion at September 30, 2010, and December 31, 2009, respectively.
NOTE D – FAIR VALUE MEASUREMENTS
We classify financial assets and financial liabilities into the following fair value hierarchy: level 1 – quoted prices in active markets for identical assets and liabilities; level 2 – quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. When available, we measure fair value using level 1 inputs because they provide the most reliable evidence of fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis using the market approach. See Note E for further information on the Company’s derivative instruments.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Options are valued using quoted prices from the exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and exchange-traded curves, with consideration of counterparty credit risk and are categorized in level 2 of the fair value hierarchy. At September 30, 2010, and December 31, 2009, the fair values of our derivative instruments were immaterial to the condensed consolidated financial statements.
The fair values of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity Futures Contracts	$2	$—	$2	$—
Commodity OTC Swap Contracts	$2	$—	$2	$—
Liabilities:
Derivatives
Commodity Futures Contracts	$11	$11	$—	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives
Commodity Futures Contracts	$6	$6	$—	$—
Liabilities:
Derivatives
Commodity Futures Contracts	$4	$3	$1	$—
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at September 30, 2010, were approximately $1.8 billion and $1.9 billion, respectively. Both the carrying value and fair value of our debt at December 31, 2009, were approximately $1.8 billion.
The fair value of certain impaired nonfinancial assets, including property, plant and equipment, measured on a non-recurring basis as of and for the nine months ended September 30, 2010, was as follows (in millions):

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Refining Equipment	$4	$—	$—	$4	$20
Due to the impact of the continuing weak economy on the refining industry, we continue to evaluate the recoverability of certain capital projects currently in progress. This evaluation resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery, recognized during the three months ended March 31, 2010. Equipment specifically manufactured and uniquely configured for this project was written down from a carrying value of $20 million to a fair value of $4 million for a loss of $16 million. The estimated recovery amounts were based on direct equipment cost recoverable if sold to an end user, in the principal or most advantageous market for the asset, in an orderly transaction. The amounts presented represent our estimates on unobservable inputs that require significant judgment, for which there is little or no market data. An additional $4 million loss was related to certain engineering costs that were determined to not be recoverable.
NOTE E – DERIVATIVE INSTRUMENTS
The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. To manage these commodity price risks, we periodically use derivative instruments primarily associated with the purchase or sale of crude oil and refined products. We may also use derivative instruments to manage price risks associated with inventory quantities above or below our target levels. All derivative instruments are recorded in the condensed consolidated balance sheets at fair value. These derivative instruments typically involve options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.
Option contracts provide the right, but not the obligation, to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. At September 30, 2010, we had open net short OTC Swap Contract positions of 0.3 million barrels, open net short Futures Contract positions of 2.9 million barrels, open net long Forward Contract positions of 1.0 million barrels and no open option positions. We also have OTC Swap contracts that require cash collateral if our liability position exceeds specified thresholds. At September 30, 2010, we did not have any cash collateral outstanding.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value and balance sheet classification of our non-hedging derivative instruments as of September 30, 2010, and December 31, 2009 (in millions). The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheet, nor will they agree with the fair value information presented in Note D.

	Derivative Assets included in		Derivative Liabilities included
	Prepayments and other		in Accrued liabilities
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Commodity Future Contracts	$189	$68	$(198)	$(66)
Commodity OTC Swap Contracts	3	—	(1)	—
Commodity Forward Contracts	71	—	(71)	—

Total Derivative Instruments	$263	$68	$(270)	$(66)

Gains (Losses) for our non-hedging derivative instruments were as follows (in millions):

	Amount of Derivatives Gains (Losses)
	recognized in Cost of sales (a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Commodity Future Contracts	$(3)	$(2)	$(5)	$(50)
Commodity OTC Swap Contracts	—	(4)	8	(11)
Commodity Forward Contracts	—	—	—	—

Total Derivative Instruments	$(3)	$(6)	$3	$(61)

(a)	Derivative gains (losses) are primarily included in Cost of sales in the condensed statements of consolidated operations. There are certain transactions that are included in Revenues in the condensed statements of consolidated operations. These amounts are not material for the three and nine months ended September 30, 2009 and 2010.
NOTE F – DEBT
For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Tesoro Corporation Credit Agreement (“Credit Agreement”) – Revolving Credit Facility
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2010, our Credit Agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.5 billion (based upon an Alaska North Slope crude oil price of $72 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.86 billion. The total capacity can be further increased from $1.86 billion up to $2.0 billion. As of September 30, 2010, we had no borrowings and $669 million in letters of credit outstanding under the Credit Agreement, resulting in total unused credit availability of approximately $827 million or 55% of the eligible borrowing base.
Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at September 30, 2010), or a Eurodollar rate (0.26% at September 30, 2010) plus an applicable margin. The applicable margin at September 30, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility’s credit availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at September 30, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of September 30, 2010. Our Credit Agreement expires in May 2012.
Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our Credit Agreement, representing a commitment of $50 million (less than 3% of our total Credit Agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Barclays Bank PLC assumed the $50 million commitment from Lehman CPI in April 2010. As a result, our capacity increased from $1.81 billion to $1.86 billion in April 2010 and remained $1.86 billion at September 30, 2010.
The Credit Agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Borrowing availability under the Credit Agreement is based on a minimum fixed charge coverage ratio. We have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the three months ended September 30, 2010. The Credit Agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The Credit Agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
In October 2010, Tesoro Panama Company Sociedad Anonima (“TPSA”) entered into a revolving credit agreement (“TPSA Credit Agreement”) which provides for an uncommitted, secured revolving credit facility. The TPSA Credit Agreement is non-recourse to the Company, meaning only TPSA is liable for any borrowed amounts or interest. See Note M for additional information.
Letter of Credit Agreements
The Credit Agreement allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At September 30, 2010, we had three separate letter of credit agreements with a total capacity of $550 million, of which $218 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.
NOTE G – BENEFIT PLANS
Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded executive security plan, the unfunded non-employee director retirement plan and the unfunded restoration retirement plan. Although our funded qualified employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the nine months ended September 30, 2010, we voluntarily contributed approximately $22 million to improve the funded status of the plan.
Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement. In addition, Tesoro sponsors a thrift plan and retail savings plan

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which provide for eligible employees to make contributions, subject to certain limitations, into designated investment funds with a matching contribution by Tesoro.
In June 2010, the Compensation Committee of the Board of Directors approved changes to certain retirement and postretirement benefits to be effective beginning January 1, 2011. The majority of our employees and retirees will be impacted by these changes subject to applicable collective bargaining and/or purchase and sale agreements.
Changes to retirement plans
•	The funded qualified employee retirement plan will change from a “Final Average Pay” based plan to a “Cash Balance Account” based plan. The Final Average Pay benefit will only incorporate service through December 31, 2010, but will continue to recognize changes in pay and age for determining retirement benefits. Employees will begin to earn a Cash Balance benefit for service on or after January 1, 2011. This change will reduce our future pension costs and funding obligations.

•	The unfunded restoration retirement plan will also be amended to reflect changes in the qualified employee retirement plan.
Changes to postretirement benefits
•	Postretirement medical insurance cost sharing for current and future retirees will change to reflect actual retiree claims experience rather than a blended premium cost (combination of active and retiree claim experience) effective January 1, 2011. The additional cost to the retiree will be phased in over three years. Beginning in 2014, the company contribution for retirees hired before January 1, 2006, will be capped and retirees will pay for any increases in costs.

•	Postretirement dental benefits for all current and future retirees will be eliminated effective January 1, 2011.

•	Postretirement medical coverage will be eliminated for retirees over the age of 65 as of January 1, 2014.

•	Postretirement life insurance will be eliminated for future retirees effective January 1, 2011.

•	Postretirement life insurance for current retirees will be reduced to $10,000 effective January 1, 2011, and eliminated entirely beginning January 1, 2016.
Changes to the thrift plan
•	Our present $1 for $1 match on 7% of pay (base pay, overtime and bonus) for our thrift plan will be reduced to a $1 for $1 match on 6% of pay (base pay only – bonus and overtime excluded), effective January 1, 2011.
Pension Benefits Financial Information
The components of net periodic pension benefit expense included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2010, and 2009, were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$9	$10	$29	$27
Interest cost	7	7	21	20
Expected return on plan assets	(6)	(5)	(16)	(15)
Amortization of prior service cost	—	1	2	3
Recognized net actuarial loss	3	4	10	11
Curtailments	—	—	4	—

Net Periodic Benefit Expense	$13	$17	$50	$46

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no changes made to pension benefits during the 2010 third quarter.
Other Postretirement Benefits Financial Information
The components of other postretirement benefit expense included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2010, and 2009, were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$2	$3	$10	$12
Interest cost	1	4	12	15
Amortization of prior service cost	(9)	—	(9)	—
Recognized net actuarial loss	3	(1)	4	1
Curtailment	—	—	(48)	—

Net Periodic Benefit Expense (Income)	$(3)	$6	$(31)	$28

Measurement of Other Postretirement Benefits
As a result of the changes to other postretirement benefits during the 2010 second quarter, we remeasured our other postretirement obligations as of June 30, 2010. The discount rate used to determine these obligations as of June 30, 2010, and the related net periodic benefit costs for the six months ending December 31, 2010, is 4.64% compared to a discount rate of 6.36% used at December 31, 2009. There were no changes made to other postretirement benefits during the 2010 third quarter. There have been no significant changes to the funded status of our other postretirement benefits during the three months ended September 30, 2010.
Primarily as a result of the changes to the other postretirement benefits discussed above and the remeasurement of these obligations as of June 30, 2010, our projected benefit obligation and accumulated other comprehensive loss, net of tax, decreased by $240 million and $124 million, respectively, from December 31, 2009.
The assumed health care cost trend rates used to determine the projected postretirement benefit obligation for the remeasurement performed in the 2010 second quarter and as of December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Health care cost trend rate assumed for future periods	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2015

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our projected benefit obligations, and the funded status for our other postretirement benefits as of September 30, 2010, and for the nine months then ended, were (in millions):

September 30,
2010
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$(356)
Service cost	(10)
Interest cost	(12)
Net actuarial loss	(107)
Benefits paid	6
Plan amendments	317
Curtailment	46

Projected benefit obligation at period end	$(116)

Changes in plan assets:
Fair value of plan assets at beginning of year	$—
Employer contributions	6
Benefits paid	(6)

Fair value of plan assets at period end	$—

Funded status at period end	$(116)

Comprehensive income for the three and nine months ended September 30, 2010, and 2009, was (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Earnings (Loss)	$56	$33	$(32)	$39
Other Comprehensive Income (Loss)	(3)	—	124	—

Comprehensive Income	53	33	92	39

NOTE H – COMMITMENTS AND CONTINGENCIES
Environmental and Tax Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, which arise in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third party recoveries.
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or modify certain emission sources.
We are subject to extensive federal, state and local tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $11 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At September 30, 2010, and December 31, 2009, our accruals for environmental expenditures totaled $107 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $63 million and $73 million at September 30, 2010, and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Washington Refinery Fire
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the fire. In October 2010, L&I completed its investigation, issued citations and assessed a $2.4 million fine. On October 22, 2010, we filed an appeal of the citations. The EPA and CSB investigations are ongoing. We have incurred $25 million in charges related to the incident.
Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and will be filing property damage claims related to this incident. Subsequent to September 30, 2010, we received $27 million in business interruption insurance recoveries. We have not recognized possible insurance recoveries in our financial statements as of and for the three and nine months ended September 30, 2010.
For additional information regarding this matter, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established accruals for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and intend to appeal the decision to the Alaska Supreme Court. We believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, although the resolution of this matter could have a material impact on interim or annual results of operations.
NOTE I – STOCKHOLDERS’ EQUITY
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J – STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Restricted common stock	$3	$4	$10	$10
Stock options	1	2	5	9
Restricted stock units	—	—	1	—
Stock appreciation rights	6	5	7	9
Phantom stock	3	3	4	5
Performance units	1	—	1	—

Total Stock-Based Compensation Expense	$14	$14	$28	$33

The income tax benefit from tax deductions associated with stock-based compensation totaled $5 million and $2 million for the nine months ended September 30, 2010, and 2009, respectively.
Stock Options
During the nine months ended September 30, 2010, we granted stock options to certain officers and other key employees. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted was $7.36. These awards generally will become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Stock options granted in connection with the inducement awards of the CEO Agreement will vest 30% on each of the first two anniversaries of the grant date and 40% on the third anniversary of the grant date. Total unrecognized compensation cost related to non-vested stock options totaled $6 million as of September 30, 2010. This cost is expected to be recognized over a weighted average period of 2.1 years. A summary of our stock option activity and changes during the nine months ended September 30, 2010, is presented below (shares in thousands):

	Number	Weighted-	Weighted-Average
	of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	7,931	$21.91	5.3 years	$—
Granted	679	$12.97
Exercised	(757)	$5.16
Forfeited or expired	(81)	$19.38

Outstanding at September 30, 2010	7,772	$22.78	5.3 years	$—

Vested or expected to vest at September 30, 2010	7,740	$22.83	5.3 years	$—

Exercisable at September 30, 2010	6,655	$23.93	4.7 years	$—

Restricted Common Stock
During the nine months ended September 30, 2010, we granted restricted common stock to certain officers and key employees. The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted stock is amortized over the vesting period using the straight-line method. These awards generally vest in annual increments ratably over three years. Restricted stock granted in connection with the inducement awards of the CEO Agreement will vest 100% on May 1, 2011.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrecognized compensation cost related to our non-vested restricted stock totaled $19 million as of September 30, 2010. This cost is expected to be recognized over a weighted-average period of 2.0 years. The fair value of non-vested restricted common stock as of September 30, 2010, totaled $25 million.
A summary of our restricted stock activity for the nine months ended September 30, 2010, is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested at January 1, 2010	1,370	$21.66
Granted	1,181	$12.94
Vested	(595)	$24.59
Forfeited	(91)	$16.95

Nonvested at September 30, 2010	1,865	$15.44

Restricted Stock Units
In May 2010, we granted restricted stock units in connection with the inducement awards of the CEO Agreement. The fair value of each restricted stock unit on the grant date is equal to the market price of our common stock on that date. The estimated fair value of the restricted stock units is amortized over the vesting period using the straight-line method. These restricted stock units vest in annual increments ratably over two years. Unrecognized compensation cost related to our non-vested units totaled $3 million as of September 30, 2010. This cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of non-vested restricted stock units as of September 30, 2010, totaled $3 million. A summary of our restricted stock unit activity for the nine months ended September 30, 2010, is set forth below:

		Weighted-Average
	Number of	Grant-Date
	Restricted Units	Fair Value
Nonvested at January 1, 2010	—	$—
Granted	256,223	$13.66

Nonvested at September 30, 2010	256,223	$13.66

Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles a holder to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The SARs granted during the nine months ended September 30, 2010, vest ratably over three years following the date of grant and expire seven years from the grant date. The liability associated with our SARs totaled $21 million and $13 million at September 30, 2010, and December 31, 2009, respectively. A summary of SARs activity for the nine months ended September 30, 2010, is set forth below (shares in thousands):

		Weighted-	Weighted-Average
	Number of	Average	Remaining	Aggregate
	SARs	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2010	7,486	$22.65	5.5 years	$—
Granted	483	$12.93
Forfeited	(347)	$18.87

Outstanding at September 30, 2010	7,622	$22.21	4.9 years	$—

Vested or expected to vest at September 30, 2010	7,611	$22.22	4.9 years	$—

Exercisable at September 30, 2010	3,775	$28.68	4.3 years	$—

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Unit Awards
During the nine months ended September 30, 2010, we granted 5.4 million performance unit awards to certain officers and other key employees. These performance unit awards represent the right to receive a cash payment at the end of the performance period depending on Tesoro’s achievement of pre-established performance measures and will vest at the end of a 33 month performance period. The value of the award ultimately paid will be based on our relative total shareholder return against the performance peer group and the S&P 500 index as well as the absolute total shareholder return of Tesoro’s common stock over the performance period. The performance unit awards are settled in cash and can range from 0% to 200% of targeted award value. The fair value of each performance unit award is estimated at the end of each reporting period using a Monte Carlo simulation. As of September 30, 2010, the fair value of each outstanding non-vested performance unit award was approximately $0.42.
Phantom Stock Options
We did not grant phantom stock options during the nine months ended September 30, 2010. As of September 30, 2010, we had 1.5 million executive phantom stock options outstanding. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. The liability associated with executive phantom stock awards totaled $9 million and $6 million at September 30, 2010, and December 31, 2009, respectively.
NOTE K – OPERATING SEGMENTS
The Company’s revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 15 states from Minnesota to Alaska and Hawaii.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Refining:
Refined products	$4,907	$4,489	$13,813	$11,310
Crude oil resales and other	275	91	863	526
Retail:
Fuel (a)	947	863	2,647	2,182
Merchandise and other	61	63	171	178
Intersegment Sales from Refining to Retail	(870)	(764)	(2,424)	(1,993)

Total Revenues	$5,320	$4,742	$15,070	$12,203

Segment Operating Income
Refining (b) (c)	$146	$84	$127	$268
Retail	32	53	86	42

Total Segment Operating Income	178	137	213	310
Corporate and unallocated costs	(49)	(48)	(143)	(145)

Operating Income (d)	129	89	70	165
Interest and financing costs	(40)	(35)	(114)	(94)
Interest Income and other	4	—	4	3
Foreign currency exchange gain (loss)	1	(3)	2	(13)

Earnings (Loss) Before Income Taxes	$94	$51	$(38)	$61

Depreciation and Amortization Expense
Refining	$92	$86	$270	$263
Retail	10	10	30	29
Corporate	4	6	14	23

Total Depreciation and Amortization Expense	$106	$102	$314	$315

Capital Expenditures
Refining	$67	$91	$207	$250
Retail	8	1	12	10
Corporate	—	4	—	31

Total Capital Expenditures	$75	$96	$219	$291

(a)	Federal and state motor fuel taxes on sales by our retail segment are included in both “Revenues” and “Costs of sales” in our condensed statements of consolidated operations. These taxes totaled $97 million and $72 million for the three months ended September 30, 2010, and 2009, respectively, and $236 million and $213 million for the nine months ended September 30, 2010, and 2009, respectively.

(b)	Includes impairment charges related to our Los Angeles refinery of $20 million and $12 million for the nine months ended September 30, 2010, and 2009, respectively. The loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel.

(c)	Includes additional costs of $23 million and $36 million at our Washington refinery for the three and nine months ended September 30, 2010, respectively. Approximately $12 million and $25 million of the costs during the three and nine months ended September 30, 2010, respectively, were directly related to the April 2, 2010, incident. The remaining $11 million of the costs during the same periods was a result of maintenance work performed while the refinery was shut down.

(d)	Includes a $43 million net gain for the nine months ended September 30, 2010, primarily from the elimination of postretirement life insurance benefits for current and future retirees.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2010	2009
Identifiable Assets
Refining	$7,228	$6,690
Retail	620	656
Corporate	535	724

Total Assets	$8,383	$8,070

NOTE L – NEW ACCOUNTING STANDARDS
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
In January 2010, the FASB amended the standard covering fair value measurements to require additional disclosures, including transfers in and out of levels 1 and 2 fair value measurements, the gross basis presentation of the reconciliation of level 3 fair value measurements, and fair value measurement disclosure at the class level, as opposed to category level, as previously required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). The adoption of the amendment did not impact our financial position or results of operations.
Variable Interest Entities
The FASB issued a standard in June 2009 that amends previous guidance on variable interest entities. The standard modifies the criteria for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. This standard became effective January 1, 2010, and did not impact our financial position or results of operations.
NOTE M – SUBSEQUENT EVENTS
On October 18, 2010, TPSA, a directly and wholly owned subsidiary of the Company, entered into an uncommitted, secured revolving credit agreement. TPSA is an excluded and unrestricted subsidiary (as defined) from the Company’s Fourth Amended and Restated Credit Agreement and outstanding indentures. The TPSA Credit Agreement is non-recourse to the Company. The TPSA Credit Agreement includes two uncommitted facilities, which provide for revolving loans, swing line loans, daylight overdraft loans and letters of credit. At closing, the combined facility maximum was $350 million consisting of $245 million under the first facility and $105 million under the second facility. The total facilities can be further increased up to $700 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under the TPSA Credit Agreement, each extension of credit will bear interest, at the following rates per annum:
•	TPSA may select between an Eurodollar Rate plus an Applicable Margin (as defined), or an Alternative Base Rate (as defined), for borrowings under the revolving credit facility;

•	the Applicable Margin (as defined) for letters of credit will be 1.75% for both facilities; and

•	for loans the Alternative Base Rate (as defined) plus the Applicable Margin (as defined) plus 0.50% per annum.
The TPSA Credit Agreement contains the following default financial covenants, as they relate to TPSA financial results:
•	maximum Leverage Ratio (as defined);

•	Minimum Adjusted Tangible Net Worth (as defined), based on the Combined Facility Maximum Amount (as defined);

•	Minimum Adjusted Net Working Capital (as defined), based on the Combined Facility Maximum Amount (as defined); and

•	maximum inventory levels below certain thresholds depending on the Combined Facility Maximum Amount (as defined).
For additional information regarding the TPSA Credit Agreement, see “Capital Resources and Liquidity” on page 40.
NOTE N – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Separate condensed consolidating financial information of Tesoro Corporation, subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 1/2% senior notes due 2015, 6 1/2% senior notes due 2017, and 9 3/4% senior notes due 2019. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2010
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$335	$4	$—	$339
Receivables, less allowance for doubtful accounts	9	896	140	—	1,045
Inventories	—	865	184	—	1,049
Prepayments and other	37	64	—	—	101

Total Current Assets	46	2,160	328	—	2,534

Net Property, Plant and Equipment	—	5,012	165	—	5,177
Investment in Subsidiaries	3,970	(120)	(5)	(3,845)	—
Long-Term Receivables from Affiliates	2,075	—	—	(2,075)	—
Other Noncurrent Assets	35	636	1	—	672

Total Assets	$6,126	$7,688	$489	$(5,920)	$8,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$97	$1,862	$224	$—	$2,183
Current maturities of debt	—	3	—	—	3

Total Current Liabilities	97	1,865	224	—	2,186

Long-Term Payables to Affiliates	—	1,948	127	(2,075)	—
Debt	1,821	23	—	—	1,844
Other Noncurrent Liabilities	1,001	144	1	—	1,146
Stockholders’ Equity	3,207	3,708	137	(3,845)	3,207

Total Liabilities and Stockholders’ Equity	$6,126	$7,688	$489	$(5,920)	$8,383

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2010
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$6,746	$797	$(2,223)	$5,320
Costs and expenses	2	6,617	795	(2,223)	5,191

OPERATING INCOME (LOSS)	(2)	129	2	—	129
Equity in earnings (loss) of subsidiaries	58	(4)	—	(54)	—
Other expense	—	(35)	—	—	(35)

EARNINGS (LOSS) BEFORE INCOME TAXES	56	90	2	(54)	94
Income tax provision (a)	—	37	1	—	38

NET EARNINGS (LOSS)	$56	$53	$1	$(54)	$56

(a)	The income tax provision reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2009
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$5,921	$533	$(1,712)	$4,742
Costs and expenses	2	5,831	532	(1,712)	4,653

OPERATING INCOME (LOSS)	(2)	90	1	—	89
Equity in earnings (loss) of subsidiaries	35	(1)	—	(34)	—
Other expense	—	(38)	—	—	(38)

EARNINGS (LOSS) BEFORE INCOME TAXES	33	51	1	(34)	51
Income tax provision (a)	—	18	—	—	18

NET EARNINGS (LOSS)	$33	$33	$1	$(34)	$33

(a)	The income tax provision reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2010
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$19,227	$1,882	$(6,039)	$15,070
Costs and expenses	5	19,157	1,877	(6,039)	15,000

OPERATING INCOME (LOSS)	(5)	70	5	—	70
Equity in earnings (loss) of subsidiaries	(29)	(18)	—	47	—
Other expense	—	(108)	—	—	(108)

EARNINGS (LOSS) BEFORE INCOME TAXES	(34)	(56)	5	47	(38)
Income tax provision (benefit) (a)	(2)	(7)	3	—	(6)

NET EARNINGS (LOSS)	$(32)	$(49)	$2	$47	$(32)

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2009
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$14,663	$1,395	$(3,855)	$12,203
Costs and expenses	5	14,494	1,394	(3,855)	12,038

OPERATING INCOME (LOSS)	(5)	169	1	—	165
Equity in earnings (loss) of subsidiaries	43	(31)	(3)	(9)	—
Other expense	—	(104)	—	—	(104)

EARNINGS (LOSS) BEFORE INCOME TAXES	38	34	(2)	(9)	61
Income tax provision (benefit) (a)	(1)	23	—	—	22

NET EARNINGS (LOSS)	$39	$11	$(2)	$(9)	$39

(a)	The income tax provision (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$7	$354	$(206)	$—	$155

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(227)	(1)	—	(228)
Intercompany notes, net	(4)	—	—	4	—
Proceeds from asset sales	—	2	—	—	2

Net cash from (used in) investing activities	(4)	(225)	(1)	4	(226)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving Credit Agreement	66	—	—	—	66
Repayments on revolving Credit Agreement	(66)	—	—	—	(66)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	4	—	—	—	4
Repurchase of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Financing costs and other	(4)	—	—	—	(4)
Net intercompany borrowings (repayments)	—	(205)	209	(4)	—

Net cash from (used in) financing activities	(3)	(205)	209	(4)	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(76)	2	—	(74)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$335	$4	$—	$339

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 49 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We have identified approximately 300 high-return projects that we can implement quickly to improve our economic position and create incremental shareholder value. These projects focus on lowering our feedstock costs, improving clean product yields and reducing operating costs, which includes improving energy efficiency at all of our refineries. The majority of these projects will cost less than $1 million. We have reduced our planned 2010 spending for these projects from $50 million to $40 million in an effort to focus our resources at the Washington refinery. We spent $18 million on these projects during the first nine months of 2010.
Tesoro Panama Company Sociedad Anonima (“TPSA”)
In September 2007, Castor Petroleum (“Castor”) entered into a Transportation and Storage Agreement (“TSA”) with Petroterminal de Panama, S.A. (“PTP”). Concurrent with the execution of the TSA, TPSA entered into a Transportation and Storage Agreement (“the TPSA Agreement”) with Castor. The TSA provides Castor the use of the Trans-Panama pipeline and several tanks at the Atlantic and Pacific terminals for a seven-year period. The Trans-Panama pipeline (“Pipeline”) is 81 miles long, with a capacity exceeding 860 thousand barrels per day

(“Mbpd”). The Pipeline runs across Panama near the Costa Rican border from Port Charco Azul on the Pacific coast to Port Chiriqui Grande, Bocas del Toro on the Caribbean.
As part of our business strategy, we formed TPSA to further utilize the pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. The TPSA Agreement allocates and delegates a portion of Castor’s rights, duties, and obligations set forth in the TSA to TPSA. TPSA has access to, and is obligated for, pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. TPSA is:
•	a directly and wholly consolidated subsidiary of Tesoro Corporation;

•	not a subsidiary guarantor of our senior notes;

•	an excluded subsidiary (as defined) in the Fourth Amended and Restated Credit Agreement (financing and credit obtained by TPSA will not be guaranteed by Tesoro Corporation); and

•	an unrestricted subsidiary and will not be subject to the restrictive covenants in the indentures.
In October 2010, TPSA entered into a revolving credit agreement which provides for an uncommitted, secured revolving credit facility (“TPSA Credit Agreement”). The TPSA Credit Agreement is non-recourse to the Company, meaning only TPSA is liable for any borrowed amounts or interest. For additional information regarding this agreement, see “Capital Resources and Liquidity” on page 40.
Industry Overview
Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.
Crude Oil and Product Price Analysis
Average Key Commodity Prices and Differentials
(Dollars per barrel)

The overall U.S. economy, including that of the West Coast, has shown signs of improvement, though these improvements have not consistently translated into stronger demand for refined products. Measures of commercial activity that are correlated with oil demand continued to show improvement in the third quarter. West Coast port container traffic recovered to its 2007 level in August 2010 and third quarter self-reported available seat miles at the largest U.S.-flagged air carriers were 2.5% higher than the previous year, compared to just 0.6% growth in the 2010 second quarter.
Improved West Coast petroleum product supply and demand fundamentals led to improved product margins in the 2010 third quarter over the 2010 first and second quarters. West Coast gasoline margins improved in the 2010 third quarter approximately 54% over the 2010 first quarter and 2% over the 2010 second quarter, due to seasonal demand increases and several industry-wide unplanned refinery outages. During the same periods, U.S. West Coast benchmark diesel fuel margins increased by approximately 77% and 4%, respectively, from refinery outages and strengthening commercial activity.
Outlook
The current global economic weakness and high unemployment in the U.S. are expected to continue to depress demand for refined products. The impact of low demand has been further compounded by excess global refining capacity and historically high inventory levels. These conditions are expected to continue to put pressure on refined product margins. We expect margins to be negatively impacted until the economy improves further and unemployment declines.
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
Global Financial Markets
While there are signs of improvement in global financial markets, we remain attentive to the current condition of these markets, including limits to credit availability. While our ability to finance operations has not been impaired, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies that could negatively impact us.
Washington Refinery
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery began to restart certain units during the month of October 2010. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net earnings were $56 million ($0.39 per diluted share) for the three months ended September 30, 2010 (“2010 Quarter”), compared with net earnings of $33 million ($0.24 per diluted share) for the three months ended September 30, 2009 (“2009 Quarter”). The $23 million increase in net earnings during the 2010 Quarter was primarily due to the following:
•	higher industry distillate margins primarily due to strong exports and improvements in manufacturing activity nationwide;

•	higher gross refining margins at our Mid-Continent refineries due to downtime at other refineries in the region; and

•	higher gross refining margins at our California refineries due to improved product yields and increased throughput of discounted foreign heavy crudes.
The following factors negatively impacted the 2010 Quarter compared to the 2009 Quarter, partially offsetting the increase in net earnings:
•	lower refining throughput primarily as a result of the temporary shut-down of processing at the Washington refinery and completion of a planned turnaround at our Hawaii refinery;

•	additional costs of $23 million at the Washington refinery, of which $12 million is related to the April 2, 2010, incident and $11 million to maintenance work performed while the refinery was shut down;

•	a $4 million one-time charge related to the sublease of office space at our Corporate headquarters; and

•	a last-in-first-out (“LIFO”) liquidation benefit during the 2009 Quarter resulting in a reduction to costs of sales of $12 million.
For the year-to-date periods, our net loss was $32 million ($0.23 per diluted share) for the nine months ended September 30, 2010 (“2010 Period”), compared with net earnings of $39 million ($0.28 per diluted share) for the nine months ended September 30, 2009 (“2009 Period”). The $71 million decrease in net earnings during the 2010 Period was primarily due to the following:
•	lower refining throughput primarily as a result of the temporary shut-down of processing at the Washington refinery and completion of scheduled refinery turnarounds;

•	additional costs of $36 million at the Washington refinery, of which $25 million is related to the April 2, 2010, incident and $11 million to maintenance work performed while the refinery was shut down;

•	higher incentive compensation costs of $16 million;

•	charges totaling $9 million for preexisting obligations related to the retirement of certain Company officers; and

•	a LIFO liquidation benefit during the 2009 Period resulting in a reduction to costs of sales of $12 million.
The following factors positively impacted the 2010 Period compared to the 2009 Period, partially offsetting the decrease in net earnings:
•	gains on our commodity derivative instruments of $3 million as compared to losses of $61 million during the 2009 Period; and

•	a $43 million net gain primarily from the elimination of postretirement life insurance benefits for current and future retirees.

Refining Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2010	2009	2010	2009
Revenues (a)
Refined products	$4,907	$4,489	$13,813	$11,310
Crude oil resales and other	275	91	863	526

Total Revenues	$5,182	$4,580	$14,676	$11,836

Throughput (thousand barrels per day)
Heavy crude oil (b)	191	162	184	176
Light crude oil	251	361	259	342
Other feedstocks	30	41	29	37

Total Refining Throughput	472	564	472	555

% Heavy Crude Oil of Total Refining Throughput (b)	40%	29%	39%	32%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	238	289	231	278
Jet fuel	63	79	66	70
Diesel fuel	104	113	100	115
Heavy oils, residual products, internally produced fuel and other	95	115	103	124

Total Yield	500	596	500	587

Gross refining margin ($/throughput barrel) (c)	$13.28	$9.59	$10.87	$10.04

Manufacturing Cost before Depreciation and Amortization Expense ($/throughput bbl) (c)	$6.14	$4.79	$5.94	$4.90

(a)	Refined products sales include intersegment sales to our retail segment at prices, which approximate market of $870 million and $764 million for the three months ended September 30, 2010, and 2009, respectively, and $2.4 billion and $2.0 billion for the nine months ended September 30, 2010, and 2009, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

Refining Segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2010	2009	2010	2009
Segment Operating Income
Gross refining margin (d)	$577	$498	$1,402	$1,521
Expenses
Manufacturing costs	266	248	766	743
Other operating expenses	60	69	182	205
Selling, general and administrative expenses	6	7	22	19
Depreciation and amortization expense (e)	92	86	270	263
Loss on asset disposals and impairments (f)	7	4	35	23

Segment Operating Income (g)	$146	$84	$127	$268

Refined Product Sales (thousand barrels per day) (h)
Gasoline and gasoline blendstocks	294	309	285	311
Jet fuel	92	92	93	83
Diesel fuel	131	129	114	123
Heavy oils, residual products and other	72	81	75	85

Total Refined Product Sales	589	611	567	602

Refined Product Sales Margin ($/barrel) (h)
Average sales price	$88.81	$83.71	$88.95	$70.17
Average costs of sales	78.95	76.47	81.20	61.72

Refined Product Sales Margin	$9.86	$7.24	$7.75	$8.45

(d)	Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other costs not directly attributable to a specific region. Other costs resulted in a decrease of $3 million for the three months ended September 30, 2009. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $2.01 and $1.57 for the three months ended September 30, 2010, and 2009, respectively, and $1.98 and $1.63 for the nine months ended September 30, 2010, and 2009, respectively.

(f)	Includes impairment charges related to our Los Angeles refinery of $20 million and $12 million for the nine months ended September 30, 2010, and 2009, respectively. The nine months ended September 30, 2010, also includes a $4 million charge related to the Washington refinery incident. The loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel.

(g)	Includes a $36 million net gain for the nine months ended September 30, 2010, primarily from the elimination of postretirement life insurance benefits for current and future retirees.

(h)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per barrel amounts)	2010	2009	2010	2009
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (i)	241	235	223	245
Gross refining margin	$305	$250	$730	$771
Gross refining margin ($/throughput barrel) (c)	$13.74	$11.54	$11.97	$11.54
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$7.02	$7.02	$7.53	$6.72
Pacific Northwest (Alaska and Washington)
Refining throughput (thousand barrels per day) (i)	64	155	90	136
Gross refining margin	$68	$129	$230	$335
Gross refining margin ($/throughput barrel) (c)	$11.68	$9.08	$9.40	$9.04
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$10.23	$3.04	$6.27	$3.74
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day) (i)	53	66	62	68
Gross refining margin	$25	$7	$58	$78
Gross refining margin ($/throughput barrel) (c)	$5.00	$1.05	$3.39	$4.17
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$3.93	$3.26	$3.16	$3.07
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (i)	114	108	97	106
Gross refining margin	$179	$115	$384	$337
Gross refining margin ($/throughput barrel) (c)	$17.16	$11.50	$14.52	$11.64
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$3.04	$3.37	$3.78	$3.39

(i)	We experienced reduced throughput due to scheduled turnarounds at our Hawaii refinery during the 2010 Quarter and North Dakota, Golden Eagle and Utah refineries in the 2010 Period. We temporarily shut-down processing at the Washington refinery beginning in April 2010. We experienced reduced throughput due to scheduled turnarounds at our Alaska and Golden Eagle refineries and scheduled maintenance at our Washington refinery during the 2009 Period.

Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009
Overview. Operating income for our refining segment increased by $62 million during the 2010 Quarter primarily due to higher gross refining margins. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $79 million during the 2010 Quarter.
Gross Refining Margins. Our gross refining margin per barrel increased to $13.28 per barrel in the 2010 Quarter compared to $9.59 per barrel in the 2009 Quarter reflecting higher industry diesel fuel margins. Industry diesel fuel margins in the U.S. West Coast and Mid-Continent regions increased, primarily due to strong exports and improvements in manufacturing activity nationwide.
Gross refining margins for our California region were positively impacted by improved product yields and increased throughput of discounted foreign heavy crudes. Our California refineries run a high proportion of the heavy, less expensive crude oils (73% of our total California region refining throughput during the 2010 Quarter). Gross refining margins for our Mid-Continent region increased due to lower regional refining production from scheduled and unscheduled downtime at certain refineries during the 2010 Quarter.
We periodically use derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use commodity derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Losses totaled $3 million during the 2010 Quarter versus losses of $6 million during the 2009 Quarter.
Refining Throughput. Total refining throughput decreased 92 Mbpd during the 2010 Quarter, primarily due to the temporary shut-down of processing at the Washington refinery subsequent to the April 2, 2010, naphtha hydrotreater fire and our scheduled turnaround activity at the Hawaii refinery.
Refined Products Sales. Revenues from sales of refined products increased 9% to $4.9 billion in the 2010 Quarter as compared to the 2009 Quarter, primarily due to higher refined product sales prices, partially offset by a decrease in refined product sales volume. Our average product sales price increased 6% to $88.81 per barrel in the 2010 Quarter as higher crude oil prices put upward pressure on product prices. Total refined product sales volumes decreased 4% or 22 Mbpd from the 2009 Quarter, primarily reflecting reduced throughput.
Costs of Sales and Expenses. Our average costs of sales increased 3% to $78.95 per barrel during the 2010 Quarter reflecting higher crude oil prices. Manufacturing and other operating expenses increased to $326 million in the 2010 Quarter, compared to $317 million in the 2009 Quarter primarily from increased operating expenses at the Washington refinery related to the April 2, 2010, incident, maintenance work performed at the Washington refinery while it was shut down and higher natural gas costs primarily at our California refineries.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009
Overview. Operating income for our refining segment decreased by $141 million during the 2010 Period primarily due to significantly reduced refining throughputs. Total gross refining margins decreased by $119 million and were substantially impacted by a 15% decline in throughputs. The 2010 Period included $36 million in costs at the Washington refinery and an $8 million increase in charges at the Los Angeles refinery, partially offset by a $36 million net gain primarily from the elimination of postretirement life insurance benefits. The 2009 Period included a LIFO liquidation benefit resulting in a reduction to costs of sales of $12 million.
Gross Refining Margins. Our gross refining margin per barrel increased to $10.87 per barrel in the 2010 Period, compared to $10.04 per barrel in the 2009 Period reflecting higher industry distillate margins. Industry gasoline margins substantially decreased reflecting poor global demand and higher inventories resulting from high domestic unemployment rates.
Gross refining margins were most significantly impacted by substantially lower throughputs. The decrease in gross refining margins was partially offset by an increase in our Mid-Continent region. The increase is primarily due to lower regional refining production caused by scheduled and unscheduled downtime in the 2010 Period at other refineries in the Mid-Continent region.
We periodically use derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use commodity derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Gains totaled $3 million during the 2010 Period versus losses of $61 million during the 2009 Period. Crude prices increased significantly during the 2009 Period compared to marginal increases during the 2010 Period. This pricing difference and lower price volatility impacted derivative results during the 2010 Period.
Our policy is to test for goodwill impairment annually, or more frequently if indications of impairment exist. We evaluated current economic conditions and events, and did not identify any triggering events or indicators of impairment within our reporting units during the quarter. It is possible that future economic changes or changes in our estimates could have a material effect on the carrying amount of goodwill. We will perform our annual impairment test in the fourth quarter.
Refining Throughput. Total refining throughput decreased 83 Mbpd during the 2010 Period. The significant decrease in throughput was primarily caused by the temporary shut-down of processing at the Washington refinery subsequent to the April 2, 2010, naphtha hydrotreater fire. Additionally, scheduled turnarounds at the Utah refinery, North Dakota refinery and Hawaii refinery, and our efforts to match production with decreased product demand in the 2010 Period lowered our refining throughputs.
Refined Products Sales. Revenues from sales of refined products increased 22% to $13.8 billion in the 2010 Period as compared to the 2009 Period, primarily due to higher average refined product sales prices partially offset by lower refined product sales volumes. Our average product sales price increased 27% to $88.95 per barrel in the 2010 Period as significantly higher average crude oil prices placed upward pressure on product prices. Total refined product sales volumes decreased 6% or 35 Mbpd, primarily reflecting lower product demand.
Costs of Sales and Expenses. Our average costs of sales increased 32% to $81.20 per barrel during the 2010 Period reflecting significantly higher average crude oil prices. Manufacturing and other operating expenses were consistent during the 2010 and 2009 Periods. The 2010 Period included increased operating expenses at the Washington refinery related to the April 2, 2010, incident, maintenance work performed at the Washington refinery while it was shut down and higher natural gas costs primarily at our California refineries. Additionally, there were significantly higher natural gas costs at both of our California refineries.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions except per gallon amounts)	2010	2009	2010	2009
Revenues
Fuel	$947	$863	$2,647	$2,182
Merchandise and other	61	63	171	178

Total Revenues	$1,008	$926	$2,818	$2,360

Fuel Sales (millions of gallons)	351	345	1,000	1,004
Fuel Margin ($/gallon) (a)	$0.22	$0.28	$0.22	$0.19
Merchandise Margin (in millions)	$14	$14	$40	$39
Merchandise Margin (percent of sales)	26%	25%	26%	25%
Average Number of Stations (during the period)
Company-operated	383	388	384	388
Branded jobber/dealer	497	483	499	487

Total Average Retail Stations	880	871	883	875

Segment Operating Income (Loss)
Gross Margin
Fuel (b)	$76	$98	$223	$189
Merchandise and other non-fuel margin	20	21	59	58

Total Gross Margin	96	119	282	247
Expenses
Operating expenses	49	51	148	153
Selling, general and administrative expenses	5	5	14	21
Depreciation and amortization expense	10	10	30	29
Loss on asset disposals and impairments	—	—	4	2

Segment Operating Income	$32	$53	$86	$42

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America.

(b)	Includes the effect of intersegment purchases from our refining segment at prices, which approximate market.
Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009
Revenues on fuel sales increased to $947 million in the 2010 Quarter, from $863 million in the 2009 Quarter, reflecting higher retail fuel sales prices, and costs of sales increased due to higher prices for purchased fuel. Operating income for our retail segment decreased by $21 million to $32 million in the 2010 Quarter reflecting significantly lower fuel margins. Fuel margin per gallon decreased 21% from the 2009 Quarter.
Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009
Revenues on fuel sales increased to $2.6 billion in the 2010 Period, from $2.2 billion in the 2009 Period, reflecting higher retail sales prices, and costs of sales increased due to higher prices for purchased fuel. Operating income for our retail segment increased by $44 million in the 2010 Period reflecting higher fuel margins and decreased expenses. Fuel margin per gallon increased 16% from the 2009 Period.

Consolidated Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1 million and $3 million during the 2010 Quarter and 2010 Period, respectively. During the 2010 Period, we incurred increased incentive compensation expenses that were offset by a net gain recognized primarily from the elimination of postretirement life insurance for current and future retirees.
Interest and Financing Costs
Interest and financing costs increased by $5 million and $20 million during the 2010 Quarter and 2010 Period, respectively. The increase was primarily due to additional interest expense recognized during the 2010 Period as a result of increases in 2010 letter of credit fees from the February 2010 amendment to our Credit Agreement, partially offset by a $5 million reduction in estimated interest from the settlement of a state tax audit.
Foreign Currency Exchange Gain (Loss)
In the 2010 Quarter and 2010 Period, we had foreign currency gains of $1 million and $2 million, respectively, compared to foreign currency losses of $3 million and $13 million in the 2009 Quarter and 2009 Period, respectively. The improved results are due to efforts to manage exchange rate risk in foreign currency.
Income Tax Provision (Benefit)
Our income tax provision totaled $38 million for the 2010 Quarter versus $18 million in the 2009 Quarter. In the 2010 Period, the income tax benefit totaled $6 million versus a tax provision of $22 million in the 2009 Period. The 2010 and 2009 Periods included non-recurring tax expenses of $8 million primarily related to recent health care legislation and $1 million of non-recurring tax benefits, respectively.

CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by a variety of factors beyond our control, including changes in the price of crude oil and refined products, availability of trade credit, market uncertainty, the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 49 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the 2010 Quarter with $339 million of cash and cash equivalents, no borrowings under our revolver, and approximately $827 million in available borrowing capacity under our credit agreement after $669 million in outstanding letters of credit. At September 30, 2010, we also had three separate letter of credit agreements with a total capacity of $550 million, of which we had $332 million available after $218 million in outstanding letters of credit. Our total capacity of $1.86 billion under the credit agreement can be increased up to a total capacity of $2.0 billion. We can also increase the capacity of our separate letter of credit agreements.
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
Tesoro Corporation Credit Agreement (“Credit Agreement”) – Revolving Credit Facility
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
At September 30, 2010, our Credit Agreement provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $1.5 billion (based upon an Alaska North Slope crude oil price of $72 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the agreement’s total capacity of $1.86 billion.

The total capacity can be further increased from $1.86 billion up to $2.0 billion. As of September 30, 2010, we had no borrowings and $669 million in letters of credit outstanding under the Credit Agreement, resulting in total unused credit availability of approximately $827 million or 55% of the eligible borrowing base.
Borrowings under the revolving credit facility bear interest at either a base rate (3.25% at September 30, 2010), or a Eurodollar rate (0.26% at September 30, 2010) plus an applicable margin. The applicable margin at September 30, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our credit facility’s credit availability and credit ratings. Letters of credit outstanding under the revolving credit facility incur fees at an annual rate tied to the applicable margin described above (2.25% at September 30, 2010). We also incur commitment fees for the unused portion of the revolving credit facility at an annual rate of 0.50% as of September 30, 2010. Our Credit Agreement expires in May 2012.
Lehman Commercial Paper Inc. (“Lehman CPI”) was one of the lenders under our Credit Agreement, representing a commitment of $50 million (less than 3% of our total Credit Agreement capacity). In October 2008, Lehman CPI filed for bankruptcy. Barclays Bank PLC assumed the $50 million commitment from Lehman CPI in April 2010. As a result, our capacity increased from $1.81 billion to $1.86 billion in April 2010 and remained $1.86 billion at September 30, 2010.
The Credit Agreement contains covenants and conditions that, among other things, limit our ability to pay cash dividends, incur indebtedness, create liens and make investments. Borrowing availability under the Credit Agreement is based on a minimum fixed charge coverage ratio. We have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the three months ended September 30, 2010. The Credit Agreement is guaranteed by substantially all of Tesoro’s active domestic subsidiaries. The Credit Agreement allows up to $100 million of restricted payments during any four quarter period subject to credit availability exceeding 20% of the borrowing base.
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
Tesoro Panama Company Sociedad Anonima (“TPSA”) Credit Agreement
As part of our business strategy, we formed TPSA to further utilize the pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. TPSA is:
•	a directly and wholly consolidated subsidiary of Tesoro Corporation;
•	not a subsidiary guarantor of our senior notes;
•	an excluded subsidiary (as defined) in the Fourth Amended and Restated Credit Agreement (financing and credit obtained by TPSA will not be guaranteed by Tesoro Corporation); and
•	an unrestricted subsidiary and will not be subject to the restrictive covenants in the indentures.

On October 18, 2010, TPSA entered into an uncommitted revolving credit agreement that is non-recourse to the Company. The TPSA Credit Agreement will provide for:
•	up to $260 million in an uncommitted, secured revolving credit facility available for revolving loans, swing line loans, daylight overdraft loans and the issuance on an uncommitted basis of letters of credit. This facility will be used for advances in connection with the purchase, storage and sale of crude oil inventories and for related hedging and working capital requirements;
•	up to $150 million uncommitted, secured facility available for letters of credit and advances. This facility will be used to finance TPSA’s purchase of crude oil from suppliers through the issuance of letters of credit;
•	both facilities are available on an uncommitted basis subject to the applicable maximums (at closing, the combined facility maximum was $350 million consisting of $245 million under the first facility and $105 million under the second facility), and
•	the facilities can be further increased up to $700 million provided facilities maximum amounts do not exceed $550 million and $350 million, respectively.
Under the TPSA Credit Agreement, each extension of credit will bear interest, at the following rates per annum:
•	TPSA may select between an Eurodollar Rate plus an Applicable Margin (as defined), or an Alternative Base Rate (as defined), for borrowings under the revolving credit facility;
•	the Applicable Margin (as defined) for letters of credit will be 1.75% for both facilities; and
•	for loans the Alternative Base Rate (as defined) plus the Applicable Margin (as defined) plus 0.50% per annum.
The TPSA Credit Agreement contains the following default financial covenants, as they relate to TPSA financial results:
•	maximum Leverage Ratio (as defined);
•	Minimum Adjusted Tangible Net Worth (as defined), based on the Combined Facility Maximum Amount (as defined);
•	Minimum Adjusted Net Working Capital (as defined), based on the Combined Facility Maximum Amount (as defined); and
•	maximum inventory levels below certain thresholds depending on the Combined Facility Maximum Amount (as defined).
Cash Dividends
In February 2010, we suspended our quarterly cash dividend indefinitely to preserve cash and maintain a strong balance sheet as we expect further refining margin volatility. This action also provides us flexibility to allocate capital to our quick-return projects, which we believe will deliver the highest shareholder return in a low margin environment.

Capitalization
Our capital structure at September 30, 2010, was comprised of the following (in millions):

Debt, including current maturities:
Credit Agreement — Revolving Credit Facility	$—
6 1/4% Senior Notes Due 2012	450
6 5/8% Senior Notes Due 2015	450
6 1/2% Senior Notes Due 2017	500
9 3/4% Senior Notes Due 2019, net of unamortized discount of $11 million	289
Junior subordinated notes due 2012, net of unamortized discount of $18 million	132
Capital lease obligations and other	26

Total debt	1,847
Stockholders’ equity	3,207

Total Capitalization	$5,054

At September 30, 2010, and December 31, 2009, our debt to capitalization ratio was 37%.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From (Used In):
Operating Activities	$155	$669
Investing Activities	(226)	(325)
Financing Activities	(3)	170

Increase (Decrease) in Cash and Cash Equivalents	$(74)	$514

Net cash from operating activities during the 2010 Period totaled $155 million compared to net cash from operating activities of $669 million in the 2009 Period. The decrease in net cash from operating activities of $514 million was primarily due to lower net earnings and increased working capital levels, which was partially offset by income tax refunds received in the 2010 Period. Net cash used in investing activities of $226 million was primarily related to capital expenditures. Net cash used in financing activities during the 2010 Period totaled $3 million, compared to net cash from financing activities of $170 million in the 2009 Period. The decrease primarily reflects the net proceeds from our senior notes issuance in June 2009 partially offset by repayments on our revolver and dividend payments.

Capital Expenditures
Our 2011 capital budget is $380 million. During 2010, we expect to spend approximately $320 million, which is below our 2010 capital budget of $450 million. The decrease in capital spending is generally a result of increased efficiencies in our current capital program, identification of lower than previously expected materials and labor costs and deferral of non-essential capital projects. Capital spending during the 2010 Quarter and 2010 Period was $75 million and $219 million, respectively. Our capital budgets and spending amounts are comprised of the following project categories at September 30, 2010:

		Percent of 2010	Percent of	Percent of
	Percent of 2011	Expected	2010 Quarter	2010 Period
Project Category	Capital Budget	Capital Spending	Capital Spending	Capital Spending
Regulatory	40%	60%	54%	60%
Sustaining	30%	30%	39%	32%
Income Improvement	30%	10%	7%	8%
The increase in the percentage of income improvement projects from 2010 to 2011 is consistent with our strategy to focus a portion of capital spending on high-return projects that we can implement quickly to improve our economic position and create incremental shareholder return.
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
Our 2011 budget is $165 million for refinery turnarounds primarily at our Golden Eagle and Los Angeles refineries. We spent $130 million for refinery turnarounds and catalysts during the 2010 Period primarily at our Utah, Golden Eagle, North Dakota and Hawaii refineries, including $35 million in the 2010 Quarter primarily at our Hawaii refinery. During the remainder of 2010, we expect to spend an additional $21 million primarily at our Los Angeles and Golden Eagle refineries. Refining throughput and yields were affected by the scheduled turnaround at our Hawaii refinery during the third quarter.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Environmental and Other Matters
We are a party to various litigation and contingent loss situations, including environmental and income tax matters, which arise in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third party recoveries.
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
We are subject to extensive federal, state and local tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future.
We are also subject to audits by federal, state and local taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $11 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At September 30, 2010, and December 31, 2009, our accruals for environmental expenditures totaled $107 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $63 million and $73 million at September 30, 2010, and December 31, 2009, respectively. We cannot presently determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters for which the likelihood of loss may be possible but the amount of loss is not currently estimable. As a result, we have not established accruals for these matters. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
On April 2, 2010, the naphtha hydrotreater unit at our Washington Refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery began to restart certain units during the month of October 2010. We have incurred $25 million in charges related to the incident. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations.
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and will be filing property damage claims related to this incident. Subsequent to September 30, 2010, we received $27 million in business interruption insurance recoveries. We have not recognized possible insurance recoveries in our financial statements as of and for the three and nine months ended September 30, 2010.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and intend to appeal the decision to the Alaska Supreme Court. We believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, although the resolution of this matter could have a material impact on interim or annual results of operations.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010. The key provisions of the Financial Reform Act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. The requirements in the Financial Reform Act could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules on provisions in the legislation will be established and will not take effect until twelve months after the date of enactment. Although we cannot predict the ultimate outcome of this legislation, new regulations in this area may result in increased hedging costs and cash collateral requirements, and ultimately affect liquidity and working capital requirements.
Environmental Capital Expenditures
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $166 million in 2010 through 2012 at five of our refineries to comply with the regulations, including $50 million spent in the 2010 Period. Our California refineries will not require capital spending to meet the benzene reduction standards.
Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be reduced through 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes, small capital projects and the continued management of our offsetting emissions credits.

Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines to comply with an order from the California Regional Water Quality Control Board. We expect to spend approximately $39 million from 2010 through 2015 to complete the project.
We completed installing equipment at our Golden Eagle refinery during the 2010 first quarter with spending in the 2010 Period of $12 million, to eliminate the use of atmospheric blowdown towers as emergency relief systems.
We expect to spend approximately $17 million through 2013 to reconfigure and replace above-ground storage tank systems at our Golden Eagle refinery including $8 million spent in the 2010 Period.
We have evaluated alternative projects for wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006 and expect certain commercial transactions could significantly reduce our capital spending. We are currently working with counterparties on these agreements. Based on the updated alternative, we expect to spend $20 million in 2011 through 2013. The timing of these projects is under evaluation and is subject to change.
We are required under a consent decree with the EPA to reduce air emissions at our North Dakota and Utah refineries. We expect to spend approximately $6 million in 2010. We have spent $5 million in 2010 to install emission controls for nitrogen oxides on boilers and heaters at these refineries and expect to complete these projects this year.
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
We maintain inventories of crude oil and intermediate and finished refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 26 million barrels and 20 million barrels at September 30, 2010, and December 31, 2009, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2010, was approximately $36 per barrel on a LIFO basis, compared to market prices of approximately $86 per barrel. If market prices decline to a level below the cost of these inventories, we would be required to write down the value of our inventory to market.
We periodically use non-trading derivative instruments, primarily to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished refined products. We may also use derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures, over-the-counter (“OTC”) swaps and options and physical commodity forward purchase and sale contracts, generally with durations of less than one year.
We formed Tesoro Panama Company Sociedad Anonima (“TPSA”) to further utilize our pipeline and tank facilities in Panama to provide discretionary crude oil trading through a global infrastructure. We maintain inventories of crude oil on a FIFO basis which have exposure to commodity price risk. We periodically use derivative instruments, primarily to manage these exposures. These derivative instruments include, but are not limited to, options, exchange traded futures, OTC swaps and options, or physical commodity forwards. All TPSA transactions are conducted in accordance with Tesoro’s risk policies and procedures.
We elected not to designate our derivative instruments as cash flow or fair value hedges during the first nine months of 2010 and 2009. Therefore, we mark-to-market our derivative instruments and recognize the changes in their fair value. Accordingly, no change in the value of the related underlying physical commodity is recorded.

Net earnings during the 2010 and 2009 third quarters included derivative instrument losses of $3 million and $6 million, respectively. The losses (in millions) and volumes (in millions) were comprised of the following:

	September 30,
	2010		2009
	Contract	Net Gain	Contract	Net Gain
	Volumes	(Loss)	Volumes	(Loss)
Unrealized gain carried on open derivative positions from prior quarter	3	$5	2	$13
Realized gain (loss) on settled derivative positions	103	1	69	(19)
Unrealized loss on open derivative positions	2	(9)	1	—

Net loss		$(3)		$(6)

We have prepared a sensitivity analysis to quantify our exposure to market risk associated with our derivative instruments. This analysis is based on our open derivative positions of 2.2 million barrels at September 30, 2010, which expire at various times, primarily in 2010, and on the fair value of each derivative instrument at quoted market prices. If all other factors remain constant, a $1 per-barrel change in quoted market prices of our derivative instruments would change the fair value of our derivative instruments and pretax operating income by approximately $2.2 million.
Trading Activities
The above table includes 1.0 million barrels in open derivative positions at September 30, 2010, entered into to manage exposure to commodity price risks associated with our trading activities. Unrealized gains or losses are not material to the consolidated financial statements for the three months ended September 30, 2010.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations on our monthly purchases of Canadian crude oil. Beginning in August 2009, we have entered into forward contracts of Canadian dollars to manage any monthly exchange rate fluctuations. We had a $2.2 million gain related to these transactions for the three months ended September 30, 2010. As of September 30, 2010, we had a forward contract to purchase 53 million Canadian dollars that matured on October 25, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2010, the Washington State Department of Labor & Industries (“L&I”) issued citations to us and assessed a penalty of $2.4 million for alleged violations of state health and safety regulations related to the fire that occurred at our Washington refinery on April 2, 2010. On October 22, 2010, we filed an appeal of the citations. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) are also conducting investigations concerning the fire. As a result of the fire, seven employees were fatally injured. We cannot predict with certainty the ultimate resolution the appeal of the L&I citations and are unable to predict the CSB’s findings or estimate what actions the EPA may require or what penalties they might assess.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and intend to appeal the decision to the Alaska Supreme Court. We believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, although the resolution of this matter could have a material impact on interim or annual results of operations.
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
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.
In June 2010, we settled an enforcement action brought by the Alaska Department of Environmental Conservation (“ADEC”) related to the grounding of a vessel in the Alaska Cook Inlet on February 2, 2006. We settled this matter for a total of $265,000. The ADEC had alleged that two vessels chartered by us violated provisions of our Cook Inlet Vessel Oil Prevention and Contingency Plan from December 2004 to February 2006.
In June 2010, we accepted a settlement offer from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of unregistered equity securities during the three-months ended September 30, 2010
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended September 30, 2010.

	Total Number	Average Price
	of Shares	Paid per
Period	Purchased	Share
July 2010	—	$—
August 2010	256 *	$11.60
September 2010	—	$—

Total	256

*	All of these shares acquired were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not acquired under a stock repurchase program.

ITEM 6.	EXHIBITS
(a)	Exhibits
10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

10.5	Retention Employment Agreement between Tesoro and Everett D. Lewis dated as of June 9, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010, File No. 1-3473).

10.6	Uncommitted Revolving Credit Agreement dated as of October 18, 2010, among Tesoro Panama Company, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010, File No. 1-3473).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Submitted electronically herewith.
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

TESORO CORPORATION
Date: November 5, 2010	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).
10.2	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).
10.3	Amended and Restated Employment Agreement between Tesoro Corporation and Everett D. Lewis dated March 18, 2010 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).
10.4	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).
10.5	Retention Employment Agreement between Tesoro and Everett D. Lewis dated as of June 9, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010, File No. 1-3473).
10.6	Uncommitted Revolving Credit Agreement dated as of October 18, 2010, among Tesoro Panama Company, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010, File No. 1-3473).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Submitted electronically herewith.
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