Form 10-K
period 2010-12-31
TESORO CORP /NEW/
filed 2011-03-01
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

At June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1.6 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 21, 2011, there were 143,174,369 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION

ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 30.

As used in this Annual Report on Form 10-K, the terms “Tesoro,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline, gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 15 states through a network of 880 retail stations, primarily under the Tesoro®, Shell®, USA Gasolinetm and Mirastar® brands. See Notes N and Q to our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828 and our telephone number is (210) 626-6000. Our common stock trades on the New York Stock Exchange under the symbol “TSO.” We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct, code of ethics for senior financial officers and our Board of Director committee charters on our website. Our governance documents are available in print by writing to the address above. We submitted to the New York Stock Exchange on June 18, 2010 our annual certification concerning corporate governance pursuant to Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.

REFINING

Overview

We currently own and operate seven petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce a high proportion of the transportation fuels that we sell, and we purchase the remainder from other refiners and suppliers. Our seven refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

	Crude Oil
	Capacity	Throughput (bpd)
Refinery	(bpd)(a)	2010	2009	2008

California
Golden Eagle	166,000	124,000	140,900	153,300
Los Angeles	97,000	98,800	100,500	105,100
Pacific Northwest
Washington(b)	120,000	39,300	84,200	103,100
Alaska	72,000	53,400	50,600	55,600
Mid-Pacific
Hawaii	93,500	63,900	68,200	69,100
Mid-Continent
North Dakota	58,000	50,800	54,000	56,000
Utah	58,000	50,100	50,600	52,900

Total(c)	664,500	480,300	549,000	595,100

(a)	Crude oil capacity by refinery as reported by the Energy Information Administration (2010). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)	Our Washington refinery was temporarily shut-down from April 2010 to November 2010.

(c)	See discussion regarding changes in total refining throughput in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Feedstock Purchases.  We purchase crude oil and other feedstocks from both domestic and foreign sources either through term agreements with renewal provisions or in the spot market. We purchase approximately 63% of our crude oil under term agreements with renewal options, which are primarily short-term agreements priced at market. We purchase the remainder of our crude oil and feedstock supplies in the spot market. We purchase domestic crude oil primarily in California, Alaska, North Dakota, Colorado, Wyoming and Utah. We purchase foreign crude oil primarily from South America, Russia, Canada and the Middle East. Sources of our crude oil purchases are as follows:

Crude Oil Source	2010	2009	2008

Domestic	65%	62%	56%
Foreign	35	38	44

Total	100%	100%	100%

Our refineries process both heavy and light crude oils. Light crude oils, when refined, produce a higher proportion of high value transportation fuels such as gasoline, diesel and jet fuel, and as a result are generally more expensive than heavy crude oils. In contrast, heavy crude oils produce more low value by-products and heavy residual oils. These lower value products can be upgraded to higher value products through additional refining processes. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2010		2009		2008
	Volume	%	Volume	%	Volume	%

California
Heavy crude(a)	161	72%	160	66%	164	64%
Light crude	42	19	57	24	73	28
Other feedstocks	20	9	24	10	21	8

Total	223	100%	241	100%	258	100%

Pacific Northwest
Heavy crude(a)	1	1%	—	—%	7	4%
Light crude	87	94	126	93	143	90
Other feedstocks	5	5	9	7	9	6

Total	93	100%	135	100%	159	100%

Mid-Pacific
Heavy crude(a)	19	30%	17	25%	21	30%
Light crude	45	70	51	75	48	70

Total	64	100%	68	100%	69	100%

Mid-Continent
Light crude	96	96%	101	96%	105	96%
Other feedstocks	4	4	4	4	4	4

Total	100	100%	105	100%	109	100%

Total Refining Throughput
Heavy crude(a)	181	38%	177	32%	192	32%
Light crude	270	56	335	61	369	62
Other feedstocks	29	6	37	7	34	6

Total	480	100%	549	100%	595	100%

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Refined Products.  The total products produced in the manufacturing process are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but also may include other products including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refining yield by region is summarized below (in Mbpd):

	2010		2009		2008
	Volume	%	Volume	%	Volume	%

California
Gasoline and gasoline blendstocks	124	51%	130	49%	133	48%
Jet fuel	19	8	18	7	18	6
Diesel fuel	54	22	52	20	72	26
Heavy oils, residual products, internally produced fuel and other	47	19	63	24	54	20

Total	244	100%	263	100%	277	100%

Pacific Northwest
Gasoline and gasoline blendstocks	34	35%	60	43%	63	38%
Jet fuel	24	25	26	19	32	20
Diesel fuel	11	12	23	16	30	18
Heavy oils, residual products, internally produced fuel and other	27	28	30	22	39	24

Total	96	100%	139	100%	164	100%

Mid-Pacific
Gasoline and gasoline blendstocks	15	23%	16	23%	16	23%
Jet fuel	15	23	17	25	18	25
Diesel fuel	12	19	12	17	11	15
Heavy oils, residual products, internally produced fuel and other	23	35	24	35	26	37

Total	65	100%	69	100%	71	100%

Mid-Continent
Gasoline and gasoline blendstocks	59	57%	62	58%	63	56%
Jet fuel	10	10	9	8	10	9
Diesel fuel	26	25	27	25	30	26
Heavy oils, residual products, internally produced fuel and other	9	8	10	9	10	9

Total	104	100%	108	100%	113	100%

Total Refining Yield
Gasoline and gasoline blendstocks	232	46%	268	46%	275	44%
Jet fuel	68	13	70	12	78	12
Diesel fuel	103	20	114	20	143	23
Heavy oils, residual products, internally produced fuel and other	106	21	127	22	129	21

Total	509	100%	579	100%	625	100%

Marine.  We time charter four U.S.-flag tankers and four foreign-flag tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. All of the tankers are double-hulled. The foreign-flag tankers, with charters that expire between 2011 and 2013, include three Aframax and one Suezmax class vessels. We chartered two new U.S.-flag tankers in 2010 that we use to move crude and products between Alaska, Hawaii and the U.S. West Coast. The U.S.-flag tankers’ charters will expire between 2012 and 2013 unless we exercise renewal options. Additionally, we time charter seven barges and two tugs over varying terms ending in 2011 to 2016.

Pipelines and Storage.  We receive crude oils and ship refined products through owned and third-party pipelines. We own and operate over 900 miles of crude oil and product pipelines, located primarily in North Dakota, Montana, Alaska and Hawaii, through which we transport more than 355 Mbpd within our refining system.

In September 2007, Gunvor SA (“Gunvor”), formerly Castor Petroleum, entered into a Transportation and Storage Agreement (“TSA”) with Petroterminal de Panama, S.A. (“PTP”). Concurrent with the execution of the TSA, Tesoro Panama Company Sociedad Anonima (“TPSA”), a wholly owned subsidiary of Tesoro, entered into a Transportation and Storage Agreement (“the TPSA Agreement”) with Gunvor. The TSA provides Gunvor the use of the Trans-Panama pipeline (“Pipeline”) and several tanks at the Atlantic and Pacific terminals for a seven-year period. The Pipeline is 81 miles long, with a capacity exceeding 860 Mbpd, and runs across Panama near the Costa Rican border from Port Chiriqui Grande, Bocas del Toro on the Caribbean to Port Charco Azul on the Pacific coast. The TPSA Agreement with Gunvor allocates and delegates a portion of Gunvor’s rights, duties, and obligations set forth in Gunvor’s TSA agreement with PTP to TPSA. TPSA has leased access to, and is obligated for, pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. The pipeline allows us to deliver crude oils acquired in Africa, the Atlantic region of South America and the North Sea to refineries in the Pacific basin.

Trucking.  We operate a proprietary trucking business at three of our refineries to transport crude oil to the refinery or refined products to our retail outlets and other customers.

Terminalling.  We operate 18 refined products terminals at our refineries and other locations in California, Washington, Alaska, Hawaii, North Dakota, Utah and Idaho. We also distribute products through third-party terminals and truck racks in our market areas and through purchases and exchange arrangements with other refining and marketing companies.

Tesoro Logistics LP.  On January 4, 2011, Tesoro Logistics LP, a wholly owned subsidiary of Tesoro Corporation, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partner interests. On February 9, 2011, Tesoro Logistics LP filed an amendment to the initial Form S-1 on Form S-1/A. The number of common units to be offered and the price range for the offering have not yet been determined. Tesoro Logistics LP was formed by Tesoro Corporation to own, operate, develop and acquire crude oil and refined products logistics assets. Headquartered in San Antonio, Texas, Tesoro Logistics LP’s initial assets will consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

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

Transportation.  Our Golden Eagle refinery’s two marine terminals have access through the San Francisco Bay that enables us to receive crude oil and ship refined products. In addition, the refinery can receive crude oil through a third-party marine terminal at Martinez. We also receive California crude oils and ship refined products from the refinery through third-party pipelines.

Terminals.  We operate refined products terminals at Stockton, California and at the refinery. We distribute refined products through third-party terminals in our market areas and through purchase and exchange arrangements with other refining and marketing companies. We also lease third-party clean product tanks with access to the San Francisco Bay.

Los Angeles

Refining.  Our 97 Mbpd Los Angeles refinery is located in Wilmington, California on approximately 300 acres about 20 miles south of Los Angeles. We source crude oil for our Los Angeles refinery from California as well as foreign locations. The Los Angeles refinery also processes intermediate feedstocks. The refinery’s major upgrading units include fluid catalytic cracking, delayed coking, hydrocracking, vacuum distillation, hydrotreating, reforming, butane isomerization and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

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

Pacific Northwest Refineries

Washington

Refining.  Our 120 Mbpd Anacortes, Washington refinery is located in northwest Washington on approximately 900 acres about 70 miles north of Seattle. We source our Washington refinery’s crude oil from Alaska, Canada and other foreign locations. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, produced by some of our other refineries and purchased in the spot-market from third-parties. The refinery’s major upgrading units include fluid catalytic cracking, butane isomerization, alkylation, hydrotreating, vacuum distillation, deasphalting and naphtha reforming units, which enable us to produce a high proportion of transportation fuels, such as gasoline including CARB gasoline and components for CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt.

On April 2, 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We receive other crude oils through our Washington refinery’s marine terminal. The refinery ships transportation fuels including gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Portland, Oregon. We also deliver refined products through our marine terminal via ships and barges to West Coast and Pacific Rim markets.

Terminals.  We operate a distillate terminal at our Washington refinery and operate refined products terminals at Port Angeles and Vancouver, Washington, all of which are supplied primarily by our refinery. We also distribute refined products through third-party terminals in our market areas, and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 60 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and, to a lesser extent, foreign locations. The refinery’s major upgrading units include vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We receive crude oil into our Kenai marine terminal by tanker and through our owned and operated crude oil pipeline. Our crude oil pipeline is a 24-mile common-carrier pipeline connected to the eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to our two terminal facilities in Anchorage and to the Anchorage International Airport. This 69-mile pipeline has the capacity to transport approximately 48 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both of our owned pipelines are subject to regulation by various federal, state and local agencies, including the Federal Energy Regulatory Commission (“FERC”). We also deliver refined products through our Kenai marine terminal and from the Port of Anchorage marine facility to customers via ships and barges.

Terminals.  We operate refined products terminals at Nikiski and Anchorage, which are supplied by our Alaska refinery. We also distribute refined products through a third-party terminal which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

Refining.  Our 94 Mbpd Hawaii refinery is located in Kapolei on approximately 130 acres about 20 miles west of Honolulu. We supply the refinery with crude oil from Southeast Asia, the Middle East, Russia and other foreign sources. The refinery’s major upgrading units include vacuum distillation, hydrocracking, hydrotreating, visbreaking and naphtha reforming units which produce gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We transport crude oil to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery. We own and operate a refined products pipeline from our Hawaii refinery to our Sand Island terminal and third-party terminals on the island of Oahu. Furthermore, our refined products pipelines connect the Hawaii refinery to Barbers Point Harbor, approximately three miles away, where refined products are loaded on ships and barges to transport to the neighboring islands.

Terminals.  We operate refined products terminals on Maui and on the Big Island of Hawaii and operate a diesel terminal on Oahu. We also have an aviation fuel terminal in Kauai, and distribute refined products from our refinery to customers through third-party terminals in our market areas.

Mid-Continent Refineries

North Dakota

Refining.  Our 58 Mbpd North Dakota refinery is located on the Missouri River near Mandan on approximately 950 acres. We supply the refinery primarily with crude oil produced from the Williston Basin gathered and transported by our crude oil pipeline system. The refinery also has the ability to access other crude oil supplies, including Canadian crude oil. The refinery’s major upgrading units include fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

Transportation.  We own a crude oil pipeline system, consisting of an approximate 23 Mbpd truck-based crude oil gathering operation and approximately 700 miles of trunkline and gathering pipelines and related storage assets with the current capacity to deliver up to 70 Mbpd to our North Dakota refinery. This system gathers and transports crude oil produced from the Williston Basin, including production from the Bakken Shale formation, to our refinery. We also have the ability to transport crude oil from Canada on this system through third-party pipeline connections. Our pipeline system is also able to transport crude oil to other points in the region where there is additional demand. This pipeline system is a common carrier line subject to regulation by various federal, state and local agencies, including the FERC. We distribute a significant portion of our refinery’s production through a third-party refined products pipeline system which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. Most of the gasoline and distillate products from our refinery can be shipped through that pipeline system to third-party terminals.

Terminals.  We operate a refined products terminal at the North Dakota refinery. The terminal consists of a truck loading rack located within the refinery gates. The truck loading rack consists of three light product bays and one residual fuel bay, each connected to pipelines that transport product from the refinery tank farm to the terminal. We also distribute refined products through a third-party pipeline system which connects to third-party terminals in our market areas.

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

Transportation.  Our Utah refinery receives crude oil primarily through third-party pipelines from oil fields in Utah, Colorado, Wyoming and Canada. We use proprietary trucking to supply the remainder of our Utah refinery’s crude oil requirements. We distribute the refinery’s production through a system of both owned and third-party terminals and third-party pipeline systems, primarily in Utah, Idaho and eastern Washington, with some refined products delivered by truck to Nevada and Wyoming.

Terminals.  We operate a refined products terminal adjacent to our refinery. The terminal has the ability to receive refined products, including gasoline, diesel and jet fuel from our refinery through our proprietary interconnecting pipelines that run between two facilities. Refined products received at this terminal are sold locally and regionally by both us and third-parties through our truck loading rack. We also own and operate refined products terminals in Boise and Burley, Idaho that are supplied by pipeline from our Utah refinery.

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. We currently sell over 250 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through more than 60 owned and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are distributed by pipelines, ships, barges, railcars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, consisted of (in Mbpd):

	2010	2009	2008

Refined Product Sales
Gasoline and gasoline blendstocks	288	306	326
Jet fuel	92	84	92
Diesel fuel	116	121	144
Heavy oils, residual products and other	76	85	94

Total Refined Product Sales	572	596	656

Gasoline and Gasoline Blendstocks.  We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in the western United States. The demand for gasoline is seasonal in many of these markets, with lowest demand typically during the winter months. We sell gasoline to wholesale customers and several other refining and marketing companies under various supply agreements and exchange arrangements. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute refined product through owned and third-party terminals.

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military from our refineries in Alaska, Hawaii and North Dakota.

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

Sales of Purchased Products.  In the normal course of business we purchase refined products manufactured by others for resale to our customers to meet local market demands. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks mainly in the spot market. Our gasoline and diesel fuel purchase and resale transactions are principally on the U.S. West Coast. Our primary jet fuel resale activity consists of supplying markets in Alaska, California, Washington, Hawaii and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries’ markets.

RETAIL

We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “jobber/dealers”). Our retail network provides a committed outlet for a portion of the transportation fuels produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items.

As of December 31, 2010, our retail segment included a network of 880 branded retail stations under the Tesoro®, Shell®, USA Gasoline tm and Mirastar® brands. Our Mirastar® brand is used exclusively at 29 Wal-Mart stores in 8 western states under a long-term agreement. We also operate under the Shell® brand at certain retail stations in California through a long-term agreement and own the exclusive rights to the USA Gasolinetm brand in California, New Mexico and Washington. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2010:

	Type			Brand
	Company-	Jobber/				USA
State	Operated	Dealer	Total	Tesoro(a)	Shell®	Gasolinetm	Mirastar®	Total

California	252	204	456	11	347	96	2	456
North Dakota	—	88	88	88	—	—	—	88
Alaska	29	46	75	75	—	—	—	75
Minnesota	—	70	70	70	—	—	—	70
Utah	29	34	63	38	20	—	5	63
Washington	22	20	42	30	—	6	6	42
Hawaii	29	3	32	32	—	—	—	32
Idaho	6	23	29	26	—	—	3	29
Other states(b)	14	11	25	11	1	—	13	25

Total	381	499	880	381	368	102	29	880

(a)	The Tesoro brand includes stores operated under the Tesoro®, Tesoro Alaska® and 2-Go Tesoro® brand names.

(b)	Other states include New Mexico, South Dakota, Colorado, Oregon, Nevada, Arizona and Wyoming.

The following table summarizes our retail operations:

	2010	2009	2008

Fuel Revenues (in millions)(a)
Company-operated	$2,196	$1,877	$2,620
Jobber/dealer	1,387	1,123	1,564

Total Fuel Revenues	$3,583	$3,000	$4,184

Number of Branded Retail Stations (end of year)
Company-operated	381	387	389
Jobber/dealer	499	499	490

Total Retail Stations	880	886	879

Average Number of Branded Retail Stations (during the year)
Company-operated	383	388	422
Jobber/dealer	499	487	489

Total Average Retail Stations	882	875	911

Fuel Sales (millions of gallons)(a)
Company-operated	739	746	786
Jobber/dealer	597	583	568

Total Fuel Sales	1,336	1,329	1,354

(a)	We have reclassified fuel revenues and fuel sale volumes associated with retail stations where Tesoro delivers the fuel, but the sites are owned and operated by independent dealers from company-operated to jobber/dealer to conform to the current presentation. The fuel revenues related to these stations were $561 million and $788 million for the years ended December 31, 2009 and 2008, respectively. The fuel sales volumes related to these stations were 281 million gallons and 286 million gallons for the years ended December 31, 2009 and 2008, respectively.

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

We sell gasoline through our network of retail stations as well as on a wholesale basis. We sell most of our distillate production through wholesale channels. We compete with other refiners and with importers for customers in most of our market areas. Competition and concentrations specific to each of our refineries are as follows:

•	Our Golden Eagle, Los Angeles and Washington refineries compete with several refineries in the contiguous west coast states. When regional demand exceeds supply, products are imported to the U.S. West Coast from other parts of the country and the world. These are typically pipeline shipments from the U.S. Gulf Coast but can also include imports from foreign sources such as the Far East, Europe and Canada.

•	Our Alaska refinery competes with three other in-state refineries that together have a crude oil processing capacity of approximately 294 Mbpd. It also competes with refineries on the U.S. West Coast. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport.

•	Our Hawaii refinery competes primarily with one other in-state refinery, also located in Kapolei. It is owned by a major integrated oil company and has a crude oil capacity of approximately 54 Mbpd. All crude oil processed in Hawaii is from out of state. Product imports from the U.S. mainland and foreign sources are also required to meet the state’s fuel demand. Our jet fuel sales are concentrated at the Honolulu International Airport, where we are the principal supplier. We serve five airports on other Hawaiian islands and compete with other suppliers for U.S. military contracts.

•	Our North Dakota refinery is the only refinery in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and pipeline supply from the U.S. Gulf Coast region. The Midwest region ranks second in crude oil demand in the United States and is dependent on crude oil imports, primarily from Canada.

•	Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 110 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in Alaska, California, Hawaii, North Dakota, Utah, Washington and other western states through a network of company-operated retail stations and branded and unbranded jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to enter the fuel retail business. Many of these competitors are substantially larger than we are and through their greater resources may be better able to withstand volatile market conditions and lower profitability.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations will require us to make significant expenditures. For example, the U.S. Environmental Protection Agency (“EPA”) has proposed multiple regulations to control greenhouse gas emissions under the federal Clean Air Act. Concurrent to this activity, the U.S. Congress may also consider legislation regarding greenhouse gas emissions in 2011. The federal Clean Air Act mandates the blending of increasing amounts of renewable fuels annually in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers of transportation fuels sold domestically on a prorated basis. The EPA implements the renewable fuel standard (“RFS”) through regulation and requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS compliance fluctuate with market dynamics and are not certain.

The impact of these regulatory and legislative developments, if enacted or implemented, or both, is likely to result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture. Depending on market conditions, we will attempt to pass these increased costs to consumers. If, however, that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most oil refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. We frequently review and modify our oil spill prevention plans and procedures to prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

We currently use time charter tankers to ship crude oil from foreign and domestic sources to our California, Mid-Pacific and Pacific-Northwest refineries. The tanker owners contract with Federally Certified Oil Spill Response Organizations (“OSROs”) to comply with federal, state and local requirements, except in Alaska where we contract with the OSROs. The OSROs are capable of responding to an oil spill equal to the greatest tanker volume delivering crude oil to our refineries. Those volumes range from 350,000 barrels at our California refineries to one million barrels at our Hawaii refinery. We maintain our own spill-response resources to mitigate the impact of a spill from a tanker at our refineries until an OSRO can deploy its resources.

We have entered into spill-response contracts with various OSROs to provide spill-response services, if required, to respond to a spill of oil originating from our facilities. We have spill-response agreements in Alaska with Cook Inlet Spill Prevention and Response, Incorporated and with Alyeska Pipeline Service Company. We have a spill-response services agreement in Hawaii with Clean Islands Council. We also have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay, Puget Sound, the Port of Los Angeles and the Port of Long Beach, Clean Rivers Cooperative, Inc. for the Columbia River, and Bay West, Inc. in our Mid-Continent region. These OSROs are capable of responding to an oil spill on water equal to the greatest volume above ground storage tank at our facilities. Those volumes range from 50,000 to 600,000 barrels. We also contract with two spill-response organizations outside the U.S. to support our shipments in foreign waters. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for any contingency. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

The services provided by the OSROs principally consist of operating response-related equipment, managing certain aspects of a response and providing technical expertise. The OSROs provide various resources in response to an oil spill. The resources include dedicated vessels that have skimming equipment to recover oil, storage barges to temporarily store recovered oil, containment boom to control the spread of oil on water and land and to protect shorelines, and various pumps and other equipment supporting oil recovery efforts and the protection of natural resources. The OSROs have full-time personnel and contract with third-parties to provide additional personnel when needed.

As a general matter, our agreements with these organizations do not contain specific physical or financial limitations. General physical limitations of these organizations would include the geographical area for which services are available and the amount of resources available at the initiation of a request for services or the duration of response and recovery efforts.

Additionally, we require all chartered vessels used for the transportation of crude oil and heavy products over water to be double-hulled. All vessels used by us to transport crude oil and refined products over water are examined or evaluated and subject to our approval prior to their use.

Regulation of Pipelines

Our crude oil pipeline system in North Dakota and our pipeline systems in Alaska are common carriers subject to regulation by various federal, state and local agencies, including the FERC under the Interstate Commerce Act. The Interstate Commerce Act provides that, to be lawful, the rates charged by common carrier petroleum pipelines must be “just and reasonable” and not unduly discriminatory. Portions of our pipelines are regulated by the U.S. Department of Transportation in Alaska, California, Hawaii, North Dakota and Utah.

The intrastate operations of our North Dakota crude oil pipeline system are subject to regulation by the North Dakota Public Services Commission. The intrastate operations of our Alaska pipelines are subject to regulation by the Regulatory Commission of Alaska. Like the FERC, the state regulatory authorities require that we notify shippers of proposed tariff increases to provide the shippers an opportunity to protest the increases. The North Dakota Public Services Commission also files with the state authorities copies of interstate tariff charges filed with the FERC. In addition to challenges to new or proposed rates, challenges to intrastate rates that have already become effective are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority.

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving lines of credit are available for additional working capital needs. For additional information regarding working capital see the “Capital Resources and Liquidity” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

SEASONALITY

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for the first and fourth quarters are generally lower than for those in the second and third quarters.

EMPLOYEES

At December 31, 2010, we had approximately 5,300 full-time employees — approximately 1,350 of whom are covered by collective bargaining agreements. The agreements expire on February 1, 2012 for approximately 1,100 employees and on May 1, 2012 for approximately 250 employees. We consider our relations with our employees to be satisfactory.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Shell®, USA Gasolinetm and Mirastar® brands through a network of 880 retail stations, of which 381 are company-operated. See Notes J and N to our consolidated financial statements in Item 8.

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

CARB — California Air Resources Board — Gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.

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

Exchange Arrangement — An agreement providing for the delivery of crude oil or refined products to a third-party, in exchange for the delivery of crude oil or refined products from the third-party.

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

Jobber/Dealer Stations — Retail stations owned by third-parties that sell products purchased from or through us and carry one of our brands.

Light Crude Oil — Crude oil with an API gravity greater than 24 degrees. Light crude oils are generally sold at a premium to heavy crude oils.

Manufacturing Costs — Costs associated directly with the manufacturing process including cash operating expenses, but excluding depreciation and amortization.

Mbpd — Thousand barrels per day.

Naphtha — Refined product used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.

Refining Yield — Volumes of product produced from crude oils and feedstocks.

Reforming — A process using controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Retail Fuel Margin — The margin on fuel products sold through our retail segment calculated as revenues less cost of sales. Cost of sales in fuel margin are based on purchases from our refining segment and third-parties using average bulk market prices adjusted for transportation and other differentials.

Throughput — The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

Turnaround — The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of the unit.

Ultra-Low Sulfur Diesel (ULSD) — Diesel fuel produced with lower sulfur content to lower emissions, which has been required for on-road use in the U.S. beginning in 2006.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 21, 2011.

Name	Age	Position	Position Held Since

Gregory J. Goff	54	President and Chief Executive Officer	May 2010
Everett D. Lewis	63	Executive Vice President, Chief Operating Officer	March 2008
Charles S. Parrish	53	Executive Vice President, General Counsel and Secretary	April 2009
G. Scott Spendlove	47	Senior Vice President, Chief Financial Officer	May 2010
Chuck A. Flagg	57	Senior Vice President, Strategy and Business Development	November 2010
Arlen O. Glenewinkel, Jr.	54	Vice President and Controller	December 2006
Tracy D. Jackson	41	Vice President, Finance and Treasurer	February 2011

There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board of Directors in conjunction with the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board of Directors in the next year or until a successor has been elected or qualified. Positions held for at least the past five years for each of our executive officers are described below (positions, unless otherwise specified, are with Tesoro).

Gregory J. Goff was named President and Chief Executive Officer in May 2010. Previously he has served as Senior Vice President, Commercial for ConocoPhillips Corporation (“ConocoPhillips”), an international, integrated energy company, since 2008. Mr. Goff has held various other positions at ConocoPhillips since 1981, including director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips European and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008.

Everett D. Lewis was named Executive Vice President and Chief Operating Officer in March 2008. Prior to that he served as Executive Vice President, Strategy and Asset Management beginning in January 2007 and as Executive Vice President, Strategy beginning in January 2005.

Charles S. Parrish was named Executive Vice President, General Counsel and Secretary in April 2009. Prior to that, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006; Vice President, General Counsel and Secretary beginning in March 2005 and as Vice President, Assistant General Counsel and Secretary beginning in November 2004.

G. Scott Spendlove was named Senior Vice President and Chief Financial Officer in February 2011. Mr. Spendlove served as the Company’s Senior Vice President, Chief Financial Officer, and Treasurer starting in May 2010. Prior to that, he served as Senior Vice President, Risk Management beginning in June 2008, Vice President, Asset Enhancement and Planning beginning in August 2007, Vice President, Strategy and Long-Term Planning beginning in December 2006 and Vice President and Controller beginning in March 2006. Mr. Spendlove also served as Vice President, Finance and Treasurer beginning in March 2003 and Vice President, Finance beginning in January 2002.

Chuck A. Flagg was named Senior Vice President, Strategy and Business Development in November 2010. Prior to being in his current position, he served as Senior Vice President, System Optimization beginning in February 2005. He joined Tesoro in January 2005 as Senior Vice President of Planning and Optimization.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006. Prior to that, he served as Vice President, Enterprise Risk beginning in April 2005 and Vice President, Internal Audit, from August 2002 to April 2005.

Tracy D. Jackson was named Vice President, Finance and Treasurer in February 2011. Ms. Jackson served as the Company’s Vice President, Finance starting in November 2010 and the Vice President of Internal Audit beginning in May 2007. Prior to that, she served as Executive Director of Internal Audit at Valero Corporation beginning in May 2005.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 21, 2011:

Steven H. Grapstein	Non-executive Chairman of the Board of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc. (formerly known as Kuo Investment Company).
Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Non-Executive Chairman of Petrofac, Ltd.; Director of Computer Sciences Corporation; Director of Nalco Holding Co.
Gregory J. Goff	President and Chief Executive Officer of Tesoro Corporation.
Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of El Paso Corporation; Director of The Babcock & Wilcox Company; Director of Parker Drilling Co.
William J. Johnson	President, Director and sole shareholder of JonLoc Inc.
J.W. Nokes	Chairman of the Environmental, Health and Safety Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Director of Albemarle Corporation.
Donald H. Schmude	Retired Vice President of Texaco and President and Chief Executive Officer of Texaco Refining & Marketing, Inc.
Susan Tomasky	President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of Federal Reserve Bank of Cleveland.
Michael E. Wiley	Chairman of the Compensation Committee of Tesoro Corporation; Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Trustee of Fidelity Funds; Director of Bill Barrett Corporation; Director of Post Oak Bank (Houston, Texas).
Patrick Y. Yang	Head of Global Technical Operations for F. Hoffmann-La Roche Ltd.

ITEM 1A.	RISK FACTORS

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

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of consideration, promulgation or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the EPA and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions. Requiring reductions in our greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse effect on our business, financial condition and results of operations. For example:

•	In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard which requires a 10% reduction in the carbon intensity of fuels by 2020.

•	In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second renewable fuels standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 13.95 billion gallons in 2011 and rise to 36 billion gallons by 2022.

•	In 2009, the EPA proposed regulations that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources. Promulgation of the final rule on April 1, 2010, has resulted in a cascade of related rulemakings by the EPA pursuant to the Clean Air Act relative to controlling greenhouse gas emissions.

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products, such as fires, major accidents, severe weather, natural disasters, explosions, maritime disasters, labor disputes, security breaches, pipeline ruptures and spills and mechanical failure of equipment at our or third-party facilities, any of which can result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

We carry property, casualty and business interruption insurance but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

While we do not act as an owner or operator of any marine tankers, we do maintain marine charterer’s liability insurance with a primary coverage of $500 million, subject to a $25,000 deductible, and an additional $500 million in umbrella policies for a total of $1 billion in coverage for liabilities, costs and expenses arising from a discharge of pollutants. In addition, Tesoro maintains $10 million in marine terminal operator’s liability coverage, subject to a $150,000 deductible, and an additional $500 million in umbrella coverage for a total of $510 million in coverage for sudden and accidental pollution events and liability arising from marine terminal operations. We cannot assure you that we will not suffer losses in excess of such coverage.

Our business is impacted by environmental risks inherent in refining operations.

The operation of refineries, pipelines and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities which receives our wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third-parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third-parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our California, Mid-Pacific and Pacific Northwest refineries import crude oil and other feedstocks by tanker. Transportation and storage of crude oil and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Hawaii, Washington and Alaska. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our refineries to demonstrate in some situations the capacity to respond to a spill up to one million barrels of oil from a tanker and up to 600,000 barrels of oil from an above ground storage tank adjacent to water (a “worst case discharge”) to the maximum extent possible.

We and the owners of tankers we charter have contracted with various spill response service companies in the areas in which we transport and store crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers, pipelines or above ground storage tanks transporting or storing crude oil or refined products, and response services may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge. Additionally, we cannot ensure that all resources noted above could be available for our or a chartered tanker owner’s use at any given time. There are many factors that could inhibit the availability of these resources, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal ruling, these resources could be diverted to respond to other global events.

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

We operate and have in the past operated retail stations with underground storage tanks in various jurisdictions. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

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

Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel fuel and jet fuel through third-party pipelines and the balance through marine vessels. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of their refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its refined products through third-party pipelines. Our North Dakota refinery delivers substantially all of its refined products through a third-party pipeline system. Our Golden Eagle refinery receives approximately one-third of its crude oil through third-party pipelines and the balance through marine vessels. Substantially all of our Golden Eagle refinery’s production is delivered through third-party pipelines, ships and barges. Our Los Angeles refinery receives California crudes through third-party pipelines and the balance of its crude supply through marine vessels. Approximately two-thirds of our Los Angeles refinery’s production is delivered through third-party pipelines, terminals, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined product could have a material adverse effect on our business, financial condition and results of operations.

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

On February 21, 2011 we received notice from the California Attorney General of alleged violations at twelve of our retail gasoline sites in California. In the notice we were informed that the State Water Resources Control Board referred an investigation to the Attorney General alleging violations of the California Health and Safety Code. The allegations relate to the testing, monitoring, repair and reporting of information concerning the underground storage tanks at the sites but no fine or penalty is proposed. We are investigating the allegations but do not believe the resolution of this matter will have a material impact on our operations or financial condition.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2, 2010 Washington refinery incident. In addition, a third-party propane truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. The Company believes that it has defenses to the allegations contained in the lawsuit. The case of Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al. is proceeding in the Superior Court of the State of Washington, Skagit County. We are still evaluating the allegations contained in the lawsuit, however we believe that the outcome will not materially impact our liquidity and consolidated financial position.

In October 2010, the Washington State Department of Labor & Industries (“L&I”) issued citations to us and assessed a penalty of $2.4 million for alleged violations of state health and safety regulations related to the fire that occurred at our Washington refinery on April 2, 2010. On October 22, 2010, we filed an appeal of the citation, L&I reassumed jurisdiction of the citation and affirmed the allegations on December 29, 2010. We disagree with L&I’s characterizations of Tesoro’s operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. On January 29, 2011 we filed an appeal of the citation. The U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) are also conducting investigations concerning the fire. As a result of the fire, seven employees were fatally injured. We cannot predict with certainty the ultimate resolution of the appeal of the L&I citations and are unable to predict the CSB’s findings or estimate what actions the EPA may require or what penalties they might assess.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our liquidity and consolidated financial position.

We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging MTBE contamination in groundwater. We were served with the sixth lawsuit in April 2010. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.

The names of the courts in which the proceedings are pending and the date instituted are as follows:

Name of Court where
Name of Case	proceeding is pending	Date Instituted
The People of the State of California et al. v. Atlantic Richfield Company et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company	Superior Court of California, County of Sacramento	October 31, 2003
City of Fresno v. Chevron USA Inc., et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company, Inc.	United States District Court of Southern District of New York	October 29, 2004
Orange County Water District v. Unocal Corporation et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company, Inc.	United States District Court of Southern District of New York	October 28, 2004
City of Pomona v. Chevron USA Inc., Tesoro Corporation and Tesoro Refining and Marketing Inc.	United States District Court of Southern District of New York	January 16, 2009
Great Oaks Water Company v. USA Petroleum Corporation, et al., Tesoro Corporation and Tesoro Refining and Marketing Company	Superior Court of California, County of Santa Clara	January 4, 2010
City of Santa Barbara v. Chevron USA, Inc., et al., Tesoro Refining and Marketing Company	Superior Court of California, County of Contra Costa	April 6, 2010

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

In June 2010, we accepted a final settlement offer that was less than the original settlement offer, from the Bay Area Air Quality Management District (the “District”) to settle 44 NOVs. The NOVs were issued from May 2006 to April 2008 and allege violations of air quality regulations at our Golden Eagle refinery. The District’s original 2008 settlement offer was $740,000.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

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

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index, (b) a composite new peer group (the “New Peer Group”) of four companies selected by Tesoro and (c) a composite peer group previously used by Tesoro (the “Old Peer Group”). The composite New Peer Group includes Frontier Oil Corporation, Holly Corporation, Sunoco, Inc. and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2005 and ending December 31, 2010.

The New Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The New Peer Group is more representative of companies that we internally benchmark against. The change in Peer Group from 2009 is the removal of Alon USA Energy and Western Refining.

Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Tesoro	$100	$107.51	$157.00	$44.35	$46.72	$63.93
S&P 500	$100	$115.78	$122.14	$76.96	$97.33	$111.99
Old Peer Group	$100	$101.30	$131.89	$47.85	$37.75	$55.47
New Peer Group	$100	$100.64	$133.12	$48.52	$38.57	$56.31

*	Assumes that the value of the investments in common stock and each index was $100 on December 31, 2005, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share

Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2010 and 2009.

	Sales Prices per		Dividends
	Common Share		per
Quarter Ended	High	Low	Common Share

December 31, 2010	$18.94	$12.79	$0.00
September 30, 2010	$13.50	$10.40	$0.00
June 30, 2010	$14.43	$10.76	$0.00
March 31, 2010	$15.33	$11.48	$0.00
December 31, 2009	$16.93	$12.26	$0.05
September 30, 2009	$16.04	$10.62	$0.10
June 30, 2009	$18.77	$12.25	$0.10
March 31, 2009	$19.16	$11.75	$0.10

Dividend Policy

In February 2010, our Board of Directors suspended indefinitely our quarterly cash dividend on common stock as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. At February 21, 2011, there were approximately 1,663 holders of record of our 143,174,369 outstanding shares of common stock.

Purchases of Equity Securities

Tesoro may acquire shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were no such shares acquired during the three-month period ended December 31, 2010.

2011 Annual Meeting of Stockholders

The 2011 Annual Meeting of Stockholders will be held at 4:00 P.M. Central Time on Wednesday, May 4, 2011, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 15, 2011 are entitled to notice of and to vote at the annual meeting.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2010. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2010	2009	2008	2007(a)(b)	2006(b)
	(Dollars in millions except per share amounts)

Statement of Operations Data
Total Revenues	$20,583	$16,872	$28,416	$21,976	$18,061
Net Earnings (Loss)(c)	$(29)	$(140)	$278	$566	$801
Net Earnings (Loss) Per Share:
Basic	$(0.21)	$(1.01)	$2.03	$4.17	$5.89
Diluted	$(0.21)	$(1.01)	$2.00	$4.06	$5.73
Weighted Shares Outstanding (millions):
Basic	140.6	138.2	136.8	135.7	136.0
Diluted	140.6	138.2	139.2	139.5	139.8
Dividends per share	$0.00	$0.35	$0.40	$0.35	$0.20
Balance Sheet Data
Current Assets	$2,928	$2,223	$1,646	$2,600	$2,811
Property, Plant and Equipment, Net	$5,170	$5,190	$5,081	$4,780	$2,687
Total Assets	$8,732	$8,070	$7,433	$8,128	$5,904
Current Liabilities	$2,496	$1,889	$1,441	$2,494	$1,672
Total Debt(d)	$1,995	$1,841	$1,611	$1,659	$1,046
Stockholders’ Equity	$3,215	$3,087	$3,218	$3,052	$2,502
Current Ratio	1.2:1	1.2:1	1.1:1	1.0:1	1.7:1
Working Capital	$432	$334	$205	$106	$1,139
Total Debt to Capitalization(d)	38%	37%	33%	35%	29%
Common Stock Outstanding (millions of shares)	143.2	140.4	138.4	137.0	135.8
Book Value Per Common Share	$22.45	$21.99	$23.25	$22.28	$18.42
Cash Flows From (Used In)
Operating Activities	$385	$663	$716	$1,322	$1,139
Investing Activities	(295)	(436)	(610)	(2,838)	(430)
Financing Activities(d)	145	166	(109)	553	(163)

Increase (Decrease) in Cash and Cash Equivalents	$235	$393	$(3)	$(963)	$546

Capital Expenditures	$287	$401	$619	$789	$453

(a)	Our financial results include the results of our Los Angeles refinery and Shell and USA Gasoline retail stations since acquisition in May 2007.

(b)	Share and per share amounts have been adjusted to reflect our May 2007 two-for-one stock split.

(c)	Net earnings (loss) included the following pre-tax items that affect the comparability of the periods presented. During 2010, we recorded approximately $67 million from insurance recoveries and $27 million in charges directly related to the April 2, 2010 incident at our Washington refinery and a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees. During 2009, we incurred a $43 million goodwill write-off in our refining segment and reduced inventories resulting in a last-in-first-out (“LIFO”) liquidation or reduction in cost of sales of $69 million. During 2008, we incurred a $91 million bad debt charge, reduced inventories resulting in a LIFO liquidation or reduction in cost of sales of $138 million and received net refunds of $50 million from the Trans Alaska Pipeline System associated with our protest of prior year intrastate rates. During 2006, we incurred charges of $28 million for termination of a delayed coker project at the Washington refinery.

(d)	During 2009, we issued $300 million in senior notes for general corporate purposes and during 2007 we issued $500 million in senior notes primarily to fund the acquisition of the Los Angeles refinery. Total debt includes capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information concerning our results of operations and financial condition should be read in conjunction with Business in Item 1 and our consolidated financial statements in Item 8.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date the statements were made.

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

Many of these factors, as well as other factors, are described in greater detail in “Competition” on page 12 and “Risk Factors” on page 21. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business in our markets, providing value for our customers while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity; and

•	capture value-driven growth through a focus on our logistics assets and growing our marketing business.

During 2010, our goals were focused on optimizing cash flows from operations by improving our capture of available margins, devoting capital to income improvement projects, lowering administrative costs and lowering our energy and maintenance costs. Relative to these goals, during 2010 we:

•	improved our gross refining margin by $191 million and improved our cash balance approximately $235 million as a result of our capital and non-capital initiatives to lower transportation and feedstock costs, increase product margins and improve refinery yields;

•	funded our capital spending of $287 million through cash flows from operations of $385 million of which approximately 10% was devoted to income improvement projects; and

•	significantly reduced our employee benefit obligation by $207 million primarily through changes to our post-retirement life, medical and pension benefit programs.

Tesoro Logistics LP

On January 4, 2011, Tesoro Logistics LP, a wholly owned subsidiary of Tesoro Corporation, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partner interests. On February 9, 2011, Tesoro Logistics LP filed an amendment to the initial Form S-1 on Form S-1/A. The number of common units to be offered and the price range for the offering have not yet been determined. Tesoro Logistics LP was formed by Tesoro Corporation to own, operate, develop and acquire crude oil and refined products logistics assets. Headquartered in San Antonio, Texas, Tesoro Logistics LP’s initial assets will consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

Tesoro Panama Company Sociedad Anonima (“TPSA”)

As part of our business strategy, we formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. TPSA is:

•	a directly and wholly consolidated subsidiary of Tesoro Corporation;

•	not a subsidiary guarantor of our senior notes;

•	an excluded subsidiary (as defined) in the Fourth Amended and Restated Credit Agreement (financing and credit obtained by TPSA is not guaranteed by Tesoro Corporation); and

•	an unrestricted subsidiary and will not be subject to the restrictive covenants in Tesoro Corporation’s indentures.

The TPSA Agreement with Gunvor allocates and delegates a portion of Gunvor’s rights, duties, and obligations set forth in Gunvor’s TSA agreement with PTP to TPSA. TPSA has leased access to, and is obligated for, pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. In October 2010, TPSA entered into a revolving credit agreement which provides for an uncommitted, secured revolving credit facility (“TPSA Revolving Credit Facility”). The TPSA Revolving Credit Facility is non-recourse to the Company, meaning only TPSA is liable for any borrowings or interest under this credit agreement.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is also affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

Crude Oil Price and Product Margin Analysis

The overall U.S. economy, including that of the West Coast, has shown signs of improvement, though these improvements have not consistently translated into stronger demand for refined products. Measures of commercial activity that are correlated with oil demand showed improvement, particularly in the second half of 2010. Container traffic at the five largest West Coast ports recovered to their 2007 levels in August 2010 and have remained above 2008 levels since May 2010. In 2010, self-reported available seat miles at the largest U.S.-flagged air carriers were 1.1% higher than the previous year, with year-on-year growth for the second half of 2010 of 3.7%.

U.S. Gross Domestic Product continues to grow. However, the recovery to date has been without an accompanying improvement in the labor sector as unemployment remains above 9%. Events in other countries during 2010 affected regional supply and demand fundamentals, such as outages at refineries in Chile and Mexico during the first half of the year. The effect of these events was relatively short-lived but provided upward pressure on margins by decreasing excess refinery capacity.

The following table depicts average key crude oil pricing and West Coast benchmark product margins for 2010 and 2009:

Improved West Coast distillate supply and demand fundamentals led to improved diesel margins in 2010 as compared to 2009. During 2010, U.S. West Coast benchmark diesel fuel margins increased by approximately 37% due to strengthening commercial activity, diesel exports and refinery outages. However, West Coast gasoline margins decreased in 2010 by 13% over 2009 primarily due to continued lower demand, increased alternative fuel supply and spare refining capacity.

Outlook

The slow recovery of the global and domestic economies, coupled with persistent high unemployment in the U.S. is expected to continue to negatively impact demand for refined products. The impact of reduced demand has been compounded by excess global refining capacity and historically high inventory levels. These conditions have continued to put pressure on refined product margins. Recently, we have seen improvements in regional margins and expect margins to be slightly higher in 2011 as compared to 2010.

In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. These factors include:

•	higher fuel efficiency standards for vehicles;

•	mandated renewable fuels standards;

•	potential and enacted climate change legislation, including the EPA regulation of greenhouse gas emissions under the Clean Air Act; and

•	competing refineries being built overseas.

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

Summary

Our net loss in 2010 was $29 million ($0.21 per diluted share) compared with a net loss of $140 million ($1.01 per diluted share) in 2009. The increase in net earnings of $0.80 per diluted share was primarily due to the following:

•	contribution from our capital and non-capital initiative program during 2010 which increased our overall margin through reduced transportation and feedstock costs, increased product margins, and improved refinery yields;

•	increased gross refining margins due to local crude discounts and improved distillate margins partially offset by weaker gasoline margins;

•	a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees as part of our strategy to reduce overhead and benefit expenses;

•	a $39 million decrease in losses on our derivative instruments;

•	improved contribution of $14 million from our retail marketing segment; and

•	a goodwill write-off of $10 million in 2010 compared to $43 million in 2009.

The increase in net earnings during 2010 relative to 2009 was partially offset by the following:

•	lower throughput primarily from the temporary shut-down of processing at our Washington refinery and completion of scheduled refinery turnarounds at several of our other refineries. The gross margin impact of the temporary shut-down at the Washington refinery was partially offset by the receipt of $55 million in business interruption insurance recoveries;

•	a $51 million increase in incentive and stock-based compensation expense. The increase in stock based compensation is related to our stock appreciation rights and phantom stock options which increased primarily as a result of increases in Tesoro stock prices during 2010 as compared to 2009;

•	a reduction in cost of sales of $69 million resulting from a LIFO liquidation benefit during 2009; and

•	additional operating expenses of $27 million directly related to the April 2, 2010, incident at our Washington refinery, partially offset by $12 million in property insurance recoveries.

Our net loss in 2009 was $140 million ($1.01 per diluted share) compared with net earnings of $278 million ($2.00 per diluted share) in 2008. The decrease in net earnings of $3.01 per diluted share was primarily due to the following:

•	significantly lower industry distillate margins primarily from reduced demand and excess inventories;

•	the narrowing of price differentials between heavy and light crude oils;

•	a lower LIFO liquidation benefit of $69 million in 2009 compared to $138 million in 2008;

•	a goodwill write-off of $43 million;

•	the impact of scheduled and unscheduled downtime; and

•	refunds received in 2008 totaling $50 million in connection with our protest of intrastate pipeline rates.

The decrease in net earnings during 2009 relative to 2008 was partially offset by the following:

•	higher industry gasoline margins on the U.S. West Coast;

•	reduced refining operating expenses by $149 million primarily reflecting decreased utility costs and lower refining throughput; and

•	a $91 million bad debt charge in 2008.

Refining Segment

	2010	2009	2008
	(Dollars in millions except per
	barrel amounts)

Revenues (a)
Refined products	$19,038	$15,674	$26,759
Crude oil resales and other	1,039	691	1,126

Total Revenues	$20,077	$16,365	$27,885

Throughput (Mbpd)
Heavy crude(b)	181	177	192
Light crude	270	335	369
Other feedstocks	29	37	34

Total Throughput	480	549	595

% Heavy Crude Oil of Total Refining Throughput (b)	38%	32%	32%
Yield (Mbpd)
Gasoline and gasoline blendstocks	232	268	275
Jet Fuel	68	70	78
Diesel Fuel	103	114	143
Heavy oils, residual products, internally produced fuel and other	106	127	129

Total Yield	509	579	625

Gross refining margin ($/throughput bbl)(c)(d)(e)	$11.26	$8.90	$11.50
Manufacturing cost ($/throughput bbl)(e)	$5.83	$5.01	$5.19

(a)	Refined products sales include intersegment sales to our retail segment, at prices which approximate market of $3.3 billion, $2.7 billion, and $3.9 billion in 2010, 2009, and 2008, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Reductions in petroleum inventories resulted in decreases of last-in-first-out layers acquired at lower per-barrel costs. These inventory reductions resulted in decreases to cost of sales of $69 million and $138 million during the years ended December 31, 2009 and 2008, respectively.

(d)	Includes $55 million in business interruption insurance recoveries related to the April 2, 2010 incident at our Washington refinery for the year ended December 31, 2010.

(e)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refinery operations. There are a variety of ways to calculate manufacturing cost per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, cost of sales, operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Refining Segment

	2010	2009	2008
	(Dollars in millions except per
	barrel amounts)

Segment Operating Income
Gross refining margin(c)(f)	$1,974	$1,783	$2,506
Expenses
Manufacturing costs	1,022	1,004	1,131
Other operating expenses	254	262	284
Selling, general and administrative expenses	30	32	127
Depreciation and amortization expense(g)	365	359	326
Loss on asset disposals and impairments(h)	48	71	11

Segment Operating Income(i)	$255	$55	$627

Refined Product Sales (Mbpd)(j)
Gasoline and gasoline blendstocks	288	306	326
Jet fuel	92	84	92
Diesel fuel	116	121	144
Heavy oils, residual products and other	76	85	94

Total Refined Product Sales	572	596	656

Refined Product Sales Margin ($/bbl)(j)
Average sales price	$91.03	$72.17	$112.06
Average cost of sales	82.66	64.93	102.37

Refined Product Sales Margin	$8.37	$7.24	$9.69

(f)	Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. These amounts resulted in an increase of $2 million for the years ended December 31, 2010 and 2009 and an increase of $5 million for the year ended December 31, 2008. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(g)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.97, $1.69, and $1.40 for 2010, 2009 and 2008, respectively.

(h)	Loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel. Includes goodwill write-offs related to two separate reporting units for $10 million and $43 million for the years ended December 31, 2010 and 2009, respectively, and impairment charges related to refining equipment at our Los Angeles refinery of $20 million and $12 million, respectively.

(i)	Includes a $36 million gain for the year ended December 31, 2010 from the elimination of postretirement life insurance benefits for current and future retirees.

(j)	Sources of total refined product sales included refined products manufactured at the refineries and refined products purchased from third-parties. The total refined product sales margin includes margins on sales of manufactured and purchased refined products.

	2010	2009	2008
	(Dollars in millions except per barrel amounts)

Refining Data by Region
California (Golden Eagle and Los Angeles)
Refining throughput (Mbpd)(k)	223	241	258
Gross refining margin	$979	$897	$1,332
Gross refining margin ($/throughput bbl)(e)	$12.03	$10.18	$14.08
Manufacturing cost ($/throughput bbl)(e)	$7.54	$6.86	$7.18
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)(k)	93	135	159
Gross refining margin(d)	$367	$376	$396
Gross refining margin ($/throughput barrel)(c)(e)	$10.84	$7.65	$6.82
Manufacturing cost ($/throughput bbl)(e)	$5.88	$3.81	$3.99
Mid-Pacific (Hawaii)
Refining throughput (Mbpd)(k)	64	68	69
Gross refining margin	$88	$90	$170
Gross refining margin ($/throughput bbl)(e)	$3.77	$3.62	$6.72
Manufacturing cost ($/throughput bbl)(e)	$3.18	$3.18	$3.30
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)(k)	100	105	109
Gross refining margin	$538	$418	$603
Gross refining margin ($/throughput bbl)(e)	$14.62	$10.95	$15.12
Manufacturing cost ($/throughput bbl)(e)	$3.68	$3.49	$3.44

(k)	We experienced reduced throughput due to scheduled turnarounds at our Hawaii, North Dakota, Golden Eagle and Utah refineries in 2010. We also temporarily shut-down processing at the Washington refinery beginning in April 2010, and resumed operations at planned rates in November 2010. We experienced reduced throughput due to scheduled turnarounds at our Alaska and Golden Eagle refineries, unscheduled downtime at our Los Angeles refinery and scheduled maintenance at our Washington refinery during 2009, and scheduled turnarounds at the Golden Eagle and Washington refineries during 2008.

2010 Compared to 2009

Overview.  Operating income for our refining segment increased by $200 million, or 364% to $255 million during 2010 as compared to $55 million during 2009. The increase primarily reflects improved total gross refining margins of $191 million during the year. The increase in gross margin was partially offset by an increase of $10 million in manufacturing and other operating expenses.

Gross Refining Margins.  Our gross refining margin per barrel increased by $2.36 per barrel, or 27%, to $11.26 per barrel in 2010 as compared to $8.90 per barrel in 2009, primarily due to significantly higher industry diesel fuel margins and our initiatives to improve our margin capture rates, partially offset by lower industry margins for gasoline. Industry diesel fuel margins in the U.S. West Coast region increased, primarily due to strong exports and increased manufacturing activity nationwide. Industry gasoline margins on the U.S. West Coast decreased in 2010 as compared to 2009 reflecting poor global demand and higher inventories resulting from high domestic unemployment rates.

During 2010, we reduced our transportation and feedstock costs, realized better refinery yields and improved margins on finished products, which improved consolidated gross margin. Our California refineries benefited from improved product yields and increased throughput of discounted foreign heavy crude oils as these refineries run a high proportion of heavy crude oils (72% of total refining throughput during 2010). In addition, we experienced higher gross refining margins at our Mid-Continent refineries due to increased use of discounted local crudes and downtime at other refineries in the region. See “Industry Overview” for additional information on the increase in industry diesel margins and the decrease in industry gasoline margins during 2010.

We periodically use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $29 million during 2010 versus $68 million during 2009. Crude prices increased significantly during 2009 compared to marginal increases during 2010. This pricing difference and lower price volatility improved derivative results during 2010.

Refining Throughput.  Total refining throughput declined 69 Mbpd, or 13%, to 480 Mbpd during 2010 as compared to 549 Mbpd during 2009 primarily due to the following:

•	the temporary shutdown of processing at the Washington refinery subsequent to the April 2, 2010, naphtha hydrotreater fire. The gross margin impact of the reduced throughput was partially offset by $55 million in business interruption insurance recoveries recorded as an offset to cost of sales;

•	scheduled turnarounds at our Hawaii, North Dakota, Golden Eagle and Utah refineries.

Total refining throughput during 2009 was impacted by scheduled turnarounds at our Alaska and Golden Eagle refineries, scheduled maintenance at our Washington refinery and unscheduled downtime at the Los Angeles refinery.

Refined Products Sales.  Revenues from sales of refined products increased $3.3 billion, or 21%, to $19.0 billion in 2010 as compared to $15.7 billion in 2009, primarily due to higher average refined product sales prices, partially offset by lower refined product sales volumes. Our average product sales price increased $18.86 per barrel, or 26%, to $91.03 per barrel in 2010 as compared to $72.17 in 2009, due to higher average crude oil prices placing upward pressure on product prices. Total refined product sales decreased by 24 Mbpd, or 4%, to 572 Mbpd in 2010 as compared to 596 Mbpd in 2009, primarily reflecting lower product demand.

Cost of Sales and Expenses.  Our average cost of sales increased by $17.73 per barrel, or 27%, to $82.66 per barrel during 2010 as compared to $64.93 during 2009, reflecting higher average crude oil prices. Manufacturing and other operating expenses increased by $10 million, or 1%, to $1.3 billion in 2010, primarily due to $15 million in charges, net of property insurance recoveries, directly related to the April 2, 2010, incident at the Washington refinery coupled with higher natural gas costs at our California refineries, partially offset by a $32 million gain in operating expenses from the elimination of postretirement life insurance benefits. Refining depreciation and amortization expenses and selling, general and administrative expenses had nominal changes in 2010 with an increase of $6 million and decrease of $2 million, respectively.

Loss on Asset Disposals and Impairments.  Loss on asset disposals decreased by $23 million, or 32%, primarily due to a decrease in the goodwill write-offs of $33 million, partially offset by an increase in refining equipment impairment charges at our Los Angeles refinery of $8 million. The 2010 goodwill write-off of $10 million was a result of an increase in the net book value of our Hawaii refinery reporting unit compared to a decrease in its fair value resulting from decreases in forecasted cash flows. For further discussion, see Note E to our consolidated financial statements in Item 8. The $20 million loss on asset disposals at our Los Angeles refinery in 2010 relates to the deferral of a capital project at our Los Angeles refinery, which resulted in a write-down to fair value of equipment specifically manufactured and uniquely configured for the project.

2009 Compared to 2008

Overview.  Operating income for our refining segment decreased by $572 million, or 91%, to $55 million during 2009 as compared to $627 million during 2008. The decrease primarily reflects a lower gross refining margin partially offset by a decrease in manufacturing and other operating expenses of $149 million. The impact of a lower per barrel gross refining margin decreased total gross refining margins by $723 million during the year. Operating income included a goodwill write-off of $43 million during 2009 and a bad debt charge of $91 million during 2008. Our operating income in both periods benefited from a reduction in cost of sales from decreasing LIFO inventory layers acquired at lower per-barrel costs. These inventory reductions resulted in operating income improvements of $69 million during 2009 and $138 million during 2008.

Gross Refining Margins.  Our gross refining margin per barrel decreased by $2.60 per barrel, or 23%, to $8.90 per barrel in 2009 as compared to $11.50 per barrel in 2008, due to significantly lower industry diesel fuel and jet fuel margins, partially offset by higher industry margins for gasoline and heavy products. The decrease in industry diesel fuel margins throughout 2009 reflected lower global demand and significantly higher U.S. inventories. Industry gasoline margins on the U.S. West Coast improved in 2009 as compared to 2008 primarily due to heavy scheduled and unscheduled industry downtime and lower average gasoline inventories. Our California region was negatively impacted by a reduction in heavy and light crude oil price differentials that reduced gross refining margin during 2009, because our California refineries run a high proportion of heavy crude oils (66% of total refining throughput during 2009).

Our derivative losses totaled $68 million during 2009 versus $107 million during 2008. The decrease in our losses reflected the impact of changing our hedging strategy. During the 2008 second quarter, we closed the majority of our crude oil derivative positions associated with our long haul strategy that matched the price of long haul crude oils to crude oil prices on the day of processing.

Refining Throughput.  Total refining throughput declined 46 Mbpd, or 8%, to 549 Mbpd during 2009 as compared to 595 Mbpd during 2008, primarily due to matching production to lower demand and the following:

•	refinery-wide turnarounds at the Alaska and Golden Eagle refineries;

•	scheduled maintenance at the Washington refinery; and

•	unscheduled downtime of the delayed coker at the Los Angeles refinery.

Total refining throughput during 2008 was impacted by turnarounds at our Golden Eagle and Washington refineries.

Refined Products Sales.  Revenues from sales of refined products decreased $11.1 billion, or 41%, to $15.7 billion in 2009 as compared to $26.8 billion in 2008, primarily due to significantly lower average refined product sales prices and lower refined product sales volumes. Our average product sales price decreased $39.89 per barrel, or 36% to $72.17 per barrel in 2009 as compared to $112.06 per barrel in 2008, reflecting lower product demand and lower average crude oil prices. Total refined product sales decreased 60 Mbpd, or 9%, to 596 Mbpd in 2009 as compared to 656 Mbpd in 2008, primarily due to lower product demand.

Cost of Sales and Expenses.  Our average cost of sales decreased $37.44, or 37%, to $64.93 per barrel during 2009 as compared to $102.37 per barrel during 2008, reflecting significantly lower average crude oil prices. Manufacturing and other operating expenses decreased $149 million, or 11%, to $1.3 billion in 2009 as compared to $1.4 billion in 2008, due to lower natural gas utility costs and lower refining throughput. Depreciation and amortization increased by $33 million, or 10%, to $359 million during 2009 as compared to $326 million during 2008, reflecting the completion of several capital projects during 2008, including the $600 million delayed coker at the Golden Eagle refinery. The decrease in selling, general and administrative costs of $95 million, or 75%, from 2008 is related to a $91 million bad debt charge in 2008. The increase of $60 million in loss on asset disposals and impairments primarily reflects a goodwill write-off of $43 million and a net termination charge of $12 million related to a cancelled purchase of equipment associated with a capital project at our Los Angeles refinery. The equipment purchase was cancelled as we re-evaluated the scope and timing of the project.

Retail Segment

	2010	2009	2008
	(Dollars in millions except per
	gallon amounts)

Revenues:
Fuel	$3,583	$3,000	$4,184
Merchandise and other	227	235	248

Total Revenues	$3,810	$3,235	$4,432

Fuel Sales (millions of gallons)	1,336	1,329	1,354
Fuel Margin ($/gallon)(a)	$0.21	$0.21	$0.21
Merchandise Margin (in millions)	$53	$53	$57
Merchandise Margin (percent of revenues)	26%	25%	26%
Number of Retail Stations (end of year):
Company-operated	381	387	389
Jobber/dealer	499	499	490

Total Retail Stations	880	886	879

Average Number of Retail Stations (during the year)
Company-operated	383	388	422
Branded jobber/dealer	499	487	489

Total Average Retail Stations	882	875	911

Segment Operating Income
Gross Margins:
Fuel(b)	$279	$273	$286
Merchandise and other non-fuel	79	77	78

Total Gross Margins	358	350	364
Expenses:
Operating expenses	198	202	216
Selling, general and administrative expenses	18	23	24
Depreciation and amortization expense	39	39	49
Loss on asset disposals and impairments(c)	6	3	29

Segment Operating Income	$97	$83	$46

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with US GAAP.

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(c)	Includes impairment charges during 2008 related to the closure of 42 Mirastar retail stations and a potential sale of 20 retail stations.

2010 Compared to 2009

Operating Income.  Our retail segment operating income increased $14 million, or 17% to $97 million during 2010 as compared to $83 million during 2009 due to increased fuel sale volumes and lower expenses. Fuel gross margins increased $6 million as retail fuel margin per barrel remained consistent at $0.21 per gallon with an increase in fuel sales volume of 7 million gallons. Merchandise and other non-fuel gross margins also had a slight increase of $2 million resulting from higher average 2010 retail station counts. As a result, total gross margins increased $8 million, or 2%, to $358 million in 2010 as compared to $350 million in 2009.

Fuel sale revenues increased $583 million, or 19%, to $3.6 billion in 2010 as compared to $3.0 billion in 2009, reflecting significantly higher average sales prices and a minor increase in fuel sales volumes. Cost of sales increased from 2009 due to higher prices for purchased fuel. Our other expenses, excluding the loss on asset disposals and impairments, decreased by $9 million, or 3%, to $255 million during 2010 as compared to $264 million during 2009 primarily due to cost savings from the elimination of postretirement life insurance for current and future retirees of $4 million.

2009 Compared to 2008

Operating Income.  Our retail segment operating income increased $37 million, or 80%, to $83 million during 2009 as compared to $46 million in 2008 reflecting lower expenses partially offset by lower gross margins. Operating income during 2008 included impairment charges of $29 million related to closing 42 Mirastar retail stations and a write-down of 20 other retail stations associated with a potential sale. Total gross margins decreased $14 million, or 4%, to $350 million in 2009 as compared to $364 million in 2008, reflecting lower sales volumes due to lower gasoline demand and a lower average retail station count. The decrease in average retail station count from 2008 related to closing the 42 Mirastar retail stations.

Fuel sale revenues decreased $1.2 billion, or 28%, to $3.0 billion in 2009, from $4.2 billion in 2008, reflecting significantly lower sales prices and decreased fuel sales volumes. Cost of sales decreased from 2008 due to lower prices for purchased fuel. Our other expenses, excluding the loss on asset disposals and impairments, decreased by $25 million, or 9%, to $264 million during 2009 as compared to $289 million during 2008 reflecting a decrease of 36 average retail stations.

Consolidated Results of Operations

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $21 million or 10% to $242 million in 2010 from $221 million in 2009. The increase was primarily due to the impact of higher stock prices on stock-based compensation expense recorded for our stock appreciation rights and phantom stock options which increased by $15 million and $4 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period. In addition, incentive compensation costs increased by $13 million during 2010. The increase in 2010 was partially offset by a $15 million gain recognized on the elimination of the postretirement life insurance benefits for current and future retirees. Of this gain $4 million, $2 million and $9 million relate to refining, retail and corporate, respectively. Selling, general and administrative expenses decreased by $104 million or 32% to $221 million in 2009 from $325 million in 2008 primarily due to a $91 million bad debt charge recorded in 2008.

Interest and Financing Costs.  Interest and financing cost increased $27 million or 21% to $157 million in 2010 from $130 million in 2009 primarily due to additional interest expense recognized in 2010 as a result of the issuance of our $300 million senior notes in June 2009 and due to increases in our letter of credit fees resulting from the February 2010 amendment to the Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”). Interest and financing costs increased $19 million or 17% to $130 million in 2009 from $111 million in 2008 due to the issuance of our $300 million senior notes in June 2009, partially offset by lower outstanding revolver borrowings.

Other Income (Expense).  We recorded other expense of $13 million in 2010 primarily as a result of a summary judgment award of $16 million granted in late 2010 related to Chevron’s assertion that it was entitled to a share of our 2008 refund from the Trans Alaska Pipeline System (“TAPS”). In 2008, we recorded $50 million of other income related to a refund we received from TAPS in connection with rulings made by the Regulatory Commission of Alaska concerning our protest of intrastate pipeline rates.

Income Tax Expense (Benefit).  Income tax expense was $4 million in 2010 compared to a benefit of $48 million in 2009 and an expense of $151 million in 2008. The combined federal and state effective tax rates were (16%), 26% and 35% in 2010, 2009 and 2008, respectively. The $4 million of tax expense in 2010 included a $7 million charge relating to the passage of the 2010 health care legislation. The health care legislation made retiree prescription health care costs non-deductible to the extent of Medicare prescription heath care subsidies received after 2012.

The 2009 tax benefit was reduced by $17 million relating to a goodwill write-off for which there was no corresponding tax basis. The 2008 tax expense benefited from the favorable settlement of federal tax audits for the years 1996 through 2005.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 30 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit facilities and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended 2010 with $648 million of cash and cash equivalents, no borrowings under the Revolving Credit Facility and $150 million in borrowings under the TPSA Revolving Credit Facility. Further, we had borrowing ability under our credit agreements as follows (in millions):

		Amount	Outstanding
	Total	Borrowed	Letters of	Available
	Capacity	to date	Credit	Capacity

Tesoro Corporation Revolving Credit Facility(a)	$1,860	$—	$755	$1,105
Letter of Credit Agreements	550	—	324	226
TPSA Revolving Credit Facility	350	150	—	200

Total credit agreements	$2,760	$150	$1,079	$1,531

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity

We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We continue to focus on maximizing our available cash through the management of working capital, capital expenditures and operating expenses.

Credit Facilities

Tesoro Corporation Revolving Credit Facility

We amended our Revolving Credit Facility in February 2010. Modifications included: lowering the minimum required tangible net worth, the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio, the covenant permitting additional unsecured indebtedness increased the allowable amount of unsecured indebtedness, letters of credit allowed under separate letter of credit agreements are no longer subject to a cap, the applicable margin was adjusted and the annual rate of commitment fees for the unused portion of the Revolving Credit Facility was lowered.

Our Revolving Credit Facility and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

•	pay dividends and make other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	make certain payments and distributions from our subsidiaries;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. We have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the year ended December 31, 2010. The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries and allows up to $100 million of restricted payments during any four-quarter period subject to credit availability exceeding 20% of the borrowing base.

At December 31, 2010, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.2 billion (based upon an Alaska North Slope crude oil price of $84 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.86 billion. The total capacity can be further increased from $1.86 billion up to $2.0 billion.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% at December 31, 2010), or a Eurodollar rate (0.26% at December 31, 2010) plus an applicable margin. The applicable margin at December 31, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our Revolving Credit Facility’s credit availability and credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at an annual rate tied to the applicable margin described above (2.25% at December 31, 2010). We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate of 0.50% as of December 31, 2010. Our Revolving Credit Facility expires in May 2012.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At December 31, 2010, we had three separate letter of credit agreements. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

On October 18, 2010, TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement. TPSA is an excluded and unrestricted subsidiary from Tesoro’s Fourth Amended and Restated Credit Agreement and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA’s assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings (“Revolving Borrowings”), swing line loans and daylight overdraft loans (“TPSA Loans”) and letters of credit. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million and $350 million, respectively.

Revolving Borrowings bear interest at a Eurodollar rate plus an applicable margin (2.75% as of December 31, 2010), or an alternative base rate (3.25% as of December 31, 2010) plus an applicable margin (1.75% as of December 31, 2010). TPSA Loans bear interest at the alternative base rate plus the applicable margin plus 0.50% per annum.

At December 31, 2010, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves or the agreement’s capacity based on the new worth of TPSA. As of December 31, 2010 TPSA’s net worth limited the facility to a maximum capacity of $350 million.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA’s financial results that, among other things, limit TPSA’s ability to incur indebtedness or carry inventory levels above certain thresholds. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined) and adjusted net working capital (as defined). We were in compliance with all of the TPSA Revolving Credit Facility’s covenants and conditions as of December 31, 2010.

Capitalization

Our capital structure at December 31, 2010 was comprised of (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	150
9 3/4% Senior Notes Due 2019 (net of unamortized discount of $10)	290
6 1/2% Senior Notes Due 2017	500
6 5/8% Senior Notes Due 2015	450
6 1/4% Senior Notes Due 2012	450
Junior subordinated notes due 2012 (net of unamortized discount of $16)	134
Capital lease obligations and other	21

Total Debt	1,995
Stockholders’ Equity	3,215

Total Capitalization	$5,210

At December 31, 2010, our debt-to-capitalization ratio was 38%, compared to 37% at year-end 2009, reflecting $150 million of borrowings outstanding on the TPSA Revolving Credit Facility.

Cash Dividends

We did not pay any cash dividends during 2010. During 2009 and 2008, we paid cash dividends on common stock totaling $0.35 per share and $0.40 per share, respectively.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2010	2009	2008

Cash Flows from (Used In):
Operating activities	$385	$663	$716
Investing activities	(295)	(436)	(610)
Financing activities	145	166	(109)

Increase (Decrease) in Cash and cash equivalents	$235	$393	$(3)

2010 Compared to 2009

Net cash from operating activities decreased $278 million, or 42%, to $385 million in 2010 as compared to $663 million in 2009 primarily due to higher working capital requirements partially offset by a decrease in net losses for the period. Net cash used in investing activities decreased $141 million, or 32% to $295 million in 2010 as compared to $436 million in 2009 primarily due to a decrease in capital expenditures. Net cash from financing activities decreased $21 million or 13% to $145 million in 2010 from $166 million in 2009 primarily due to $150 million in net borrowings under the TPSA Revolving Credit Facility in 2010 offset by net proceeds on our senior note issuance of $282 million, net repayments on our revolver of $66 million and dividend payments of $49 million in 2009.

Working capital (excluding cash) was a source of $137 million in cash for the year ending December 31, 2010, primarily related to a run-up in crude and product prices towards the end of the year. We collect our receivables approximately three times faster than we pay our payables, the majority of which settle on the 20th of the month following the date of crude delivery. In a period of rising crude oil and product prices, we collect higher product prices sooner than we pay for more expensive crude purchases. Inventories increased by approximately seven million barrels from December 31, 2009. This was offset by corresponding increases in accounts payable and current maturities of long-term debt in the statement of consolidated cash flows.

2009 Compared to 2008

Net cash from operating activities decreased $53 million, or 7%, to $663 million in 2009 as compared to $716 million in 2008 primarily due to lower cash earnings, partially offset by lower working capital requirements. Net cash used in investing activities decreased $174 million, or 29%, to $436 million in 2009 as compared to $610 million in 2008 primarily as a result of decreased capital expenditures. Net cash from (used in) financing activities increased $275 million or 252% to $166 million in 2009 from $(109) million in 2008 primarily due to the net proceeds from our senior notes issuance partially offset by repayments on our revolver and dividend payments.

Gross borrowings under our revolving credit agreement totaled $418 million, and we repaid $484 million in borrowings during 2009. Working capital (excluding cash) decreased $264 million at December 31, 2009 from $185 million at December 31, 2008, as payables increased by a larger amount than both receivables and inventories due to higher crude oil prices at year end. Inventories decreased by approximately 4 million barrels from December 31, 2008 reflecting our initiatives to optimize working capital and matching production to lower product demand.

Capital Expenditures

Our capital budget for 2011 is $380 million. Our capital spending during 2010 was $287 million compared to our 2010 capital budget of $470 million. Our 2011 budgeted and 2010 actual capital spending amounts are comprised of the following project categories at December 31, 2010:

	Percent of 2011	Percent of 2010
Project Category	Capital Budget	Capital Spending

Regulatory	40%	60%
Sustaining	30%	30%
Income Improvement	30%	10%

The capital spending plans for 2011 reflect the Company’s strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. Sustaining capital expenditures, primarily repairs and maintenance not related to turnaround activity, are expected to remain at about 30% of our total capital expenditures in 2011. Spending on income improvement projects is expected to increase from 10% of all capital dollars to 30% in 2011 as the company puts greater focus on these value-added projects which are expected to improve yields, reduce costs and expand our infrastructure. Regulatory spending as a percent of total spending declines though total dollars expected to be spent remains relatively constant. See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.

Refinery Turnaround Spending

Our 2011 budget for refinery turnarounds and catalyst is $160 million. The turnaround spending is primarily at our Golden Eagle and Los Angeles refineries. Refining throughput and yields in 2011 will be affected by these turnarounds. During 2010, we spent $140 million for refinery turnarounds and catalyst, primarily at our Utah, Golden Eagle, North Dakota and Hawaii refineries.

Long-Term Commitments

Contractual Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes J and N to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The following table summarizes our annual contractual commitments as of December 31, 2010 (in millions):

Contractual Obligation	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations(a)	$2,671	$284	$721	$92	$91	$537	$946
Capital lease obligations(b)	33	4	4	4	4	3	14
Operating lease obligations(b)	1,077	220	187	129	97	85	359
Crude oil supply obligations(c)	9,336	5,744	1,245	941	940	466	—
Other purchase obligations(d)	1,008	176	111	93	97	96	435
Capital expenditure obligations(e)	21	21	—	—	—	—	—
Other noncurrent liabilities(f)	350	—	56	59	61	65	109

Total Contractual Obligations	$14,496	$6,449	$2,324	$1,318	$1,290	$1,252	$1,863

(a)	Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings.

(b)	Capital lease obligations include amounts classified as interest. Operating lease obligations primarily represent our future minimum noncancellable lease commitments. Operating lease obligations primarily include lease arrangements with initial or remaining noncancellable terms in excess of one year and are not reduced by minimum rentals to be received by us under subleases.

(c)	Represents an estimate of our short-term and long-term contractual purchase commitments for crude oil, with remaining terms ranging from six months to five years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices by crude oil type as of December 31, 2010, with prices ranging from $83 per barrel to $91 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which is not included in the table above.

(d)	Represents primarily long-term commitments for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.

(f)	We have included the future estimated benefit payments for our defined pension plans and other postretirement benefits as these obligations represent the majority of our other noncurrent liabilities. See Note M to our consolidated financial statements in Item 8 for additional information.

With the exception of amounts classified as current there is uncertainty as to the timing of future cash flows related to environmental liabilities and asset retirement obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on environmental liabilities and asset retirement obligations in Note I and Note K, respectively, to our consolidated financial statements in Item 8.

In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded $22 million of unrecognized tax benefits recorded as liabilities, $1 million of which is classified as current in the consolidated balance sheet, from the contractual commitments table above. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of $11 million at December 31, 2010, $1 million of which is classified as current in the consolidated balance sheet. See Note L to our consolidated financial statements in Item 8 for further information.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note N to our consolidated financial statements in Item 8, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

Future expenditures may be required to comply with proposed regulations under the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating retail stations, closed retail stations operating refined products terminals and closed refined products terminals. The impact of these legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business, and an increase in the cost of the products we manufacture, which could have an adverse impact on our financial position, results of operations, and liquidity.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second renewable fuels standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 12.95 billion gallons in 2010, 13.95 billion gallons in 2011 and rise to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emission reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap and trade requirements, are being developed by CARB, will take effect in 2012, and will be fully implemented by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot currently predict its impact on our financial position, results of operations and liquidity.

In 2009, the EPA proposed regulating greenhouse gas emissions under the Clean Air Act. The first of these regulations finalized on April 1, 2010, sets standards for the control of greenhouse gas emissions from light trucks and cars. It could reduce the demand for our manufactured transportation fuels. In addition, other proposed regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls that increase required capital expenditures at our refineries.

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $12 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities

We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At December 31, 2010 and December 31, 2009, our accruals for environmental expenditures totaled $108 million and $106 million, respectively. Our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and additional costs will be recorded as more information becomes available.

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $62 million and $73 million at December 31, 2010 and 2009, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of the $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.

We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse effect on our financial position or results of operations.

Washington Refinery Fire

On April 2, 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2, 2010 Washington refinery incident. In addition, a third-party propane truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. The Company believes that it has defenses to the allegations contained in the lawsuit. The case of Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al. is proceeding in the Superior Court of the State of Washington, Skagit County. We are still evaluating the allegations contained in the lawsuit, however we believe that the outcome will not materially impact our liquidity and consolidated financial position.

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident.

During 2010, we collected $55 million in business interruption insurance recoveries that relate to downtime from April 2010 to August 2010, which were recorded as an offset to cost of sales in the consolidated statement of operations. We have filed additional business interruption insurance claims and expect to settle remaining matters in the first half of 2011. We also filed claims for $22 million in property damages and recorded $12 million in property insurance recoveries, net of the $10 million deductible. These amounts were recorded in operating expenses in the consolidated statement of operations. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our liquidity and consolidated financial position.

We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging MTBE contamination in groundwater. We were served with the sixth lawsuit in April 2010. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was signed into law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules on provisions in the legislation will be established and will take effect twelve months after the date of enactment. Although we cannot predict the ultimate outcome of this legislation, new regulations in this area may result in increased hedging costs and cash collateral requirements, and ultimately affect liquidity and working capital requirements.

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

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent $62 million in 2010, and plan to spend an additional $89 million through 2013 at five of our refineries to comply with the regulations. Our California refineries will not require capital spending to meet the benzene reduction standards.

We have evaluated alternative projects for wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006 and expect a commercial transaction could significantly reduce capital spending requirements. We are currently working with a counterparty on this agreement. Based on the updated alternatives, we expect to spend $15 million through 2013. The timing of these projects is being evaluated and is subject to change.

Regulations issued by California’s South Coast Air Quality Management District require the emission of nitrogen oxides to be initially reduced in 2011 at our Los Angeles refinery. Currently, we plan to meet this requirement by implementing operational changes, small capital projects and the continued management of our emissions credits. We do not expect significant environmental capital expenditures in future years to satisfy these reductions.

Other projects at our Los Angeles refinery include replacing underground pipelines with above-ground pipelines to comply with an order from the California Regional Water Quality Control Board. We spent $3 million in 2010, and do not expect to spend significant environmental capital in future years to comply with these orders.

We spent approximately $12 million to reconfigure and replace above-ground storage tank systems at our Golden Eagle refinery during 2010 to comply with a California Regional Water Quality Board Order. We do not expect significant environmental capital expenditures in future years to comply with this order.

We spent $13 million in 2010 to install equipment in the first quarter at our Golden Eagle refinery to eliminate the use of atmospheric blowdown towers as emergency relief systems.

We were required under a consent decree with the EPA to reduce air emissions at our North Dakota and Utah refineries. We spent $5 million in 2010 to install emission controls for nitrogen oxides on boilers and heaters at these refineries. We do not expect significant environmental capital expenditures in future years to comply with this order.

The cost estimates for the environmental projects described above are subject to further review and analysis and include estimates for capitalized interest and labor costs.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 7.5% as of December 31, 2010, and our funded employee pension plan assets experienced a return of $30 million in 2010 and a return of $34 million in 2009. Based on a 5.55% discount rate and fair values of plan assets as of December 31, 2010, the fair values of the assets in our funded employee pension plan were equal to approximately 52% of the projected benefit obligation as of the end of 2010. At January 1, 2010 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 97%. Although Tesoro had no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2010, we voluntarily contributed $34 million to improve the funded status of the plan. We currently are not required to fund any contributions in 2011 and continue to evaluate our expected 2011 voluntary contributions. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note M to our consolidated financial statements in Item 8 for further discussion.

ACCOUNTING STANDARDS

Critical Accounting Policies

Our accounting policies are described in Note A to our consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with US GAAP, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

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

Property, Plant and Equipment and Acquired Intangibles — We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. At December 31, 2010, we evaluated certain of our refineries for potential impairment and we determined that no impairment charge was necessary.

Goodwill — As of December 31, 2010 and 2009, we had goodwill of $36 million and $46 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist for the underlying assets. We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use an income approach based on the present value of expected net cash flows and a market approach based on recent sales transactions and current stock prices to determine the estimated fair value of our reporting units.

Market conditions associated with the economic recession, including excess product inventories and rising crude oil costs, reduced current period and forecasted earnings within our business and industry as well as quoted market prices for comparable company common stocks and refinery sales transactions. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value at certain of our refining reporting units resulting in a goodwill write-off of $10 million and $43 million, for the years ended 2010 and 2009, respectively. The estimated fair value of our largest remaining reporting unit with goodwill of approximately $30 million significantly exceeded its carrying value at year-end. However, our impairment test is subject to change from period to period as it requires us to make cash flow assumptions about many things including, future margins, volumes, operating costs, capital expenditures, growth rates and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Changes in market conditions could result in impairment charges in the future.

Environmental Liabilities — At December 31, 2010 and 2009, our total environmental liabilities included in accrued liabilities and other noncurrent liabilities were $108 million and $106 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Generally, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties. Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. We do not discount our estimated liabilities to present value.

Legal Liabilities — In the ordinary course of business, we become party to lawsuits, administrative proceedings, and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes. Significant judgment is required in estimating such liabilities, the results of which can vary significantly from actual litigation results.

Income Taxes — As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $9 million on certain state credit carryforwards as of December 31, 2010 based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods. We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take, are recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $33 million and $57 million at December 31, 2010 and 2009, respectively.

Asset Retirement Obligations — Our asset retirement obligations totaled $30 million and $34 million at December 31, 2010 and 2009, respectively. We record asset retirement obligations in the period in which the obligations are incurred and a reasonable estimate of fair value can be made. We use the present value of expected cash flows using third-party estimates or historical data to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including projected cash flows, inflation, a discount rate, the settlement dates or a range of potential settlement dates and the probabilities associated with settlement. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates. Our estimates are subject to change due to potential changes in laws, regulations or interpretations, additional information related to the extent and nature of the retirement and technological improvements associated with the retirement activities. We cannot currently make reasonable estimates of the fair values of some retirement obligations, principally those associated with our refineries, pipelines and certain terminals and retail stations, because the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates.

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

A one-percentage-point change in the expected return on plan assets and discount rate for the pension plans would have had the following effects in 2010 (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Expected Rate of Return:
Effect on net periodic pension expense	$(3)	$3
Discount Rate:
Effect on net periodic pension expense	$(13)	$15
Effect on projected benefit obligation	$(82)	$97

See Note M to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. The Monte-Carlo simulation takes into account the same input assumptions as the Black-Scholes option-pricing model as outlined above, however, it also incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Changes in our assumptions may impact the expenses related to our stock-based awards. The fair values of our stock appreciation rights, phantom stock options and performance unit awards are estimated at the end of each reporting period and are recorded as liabilities. Changes in our assumptions may impact our liabilities and expenses associated with our stock-based awards.

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

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We have a risk committee whose responsibilities include reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk report to executive management for consideration.

Commodity Price Risks

Tesoro Refining and Marketing

Our earnings and cash flows from operations depend on the margin, relative to fixed and variable expenses (including the costs of crude oil and other feedstocks), at which we are able to sell our refined products. The prices of crude oil and refined products have fluctuated substantially in recent years and depend on many factors. These factors include the global supply and demand for crude oil and refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. The prices we sell our refined products for are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on the average throughput from 2008 to 2010 of 541 Mbpd, would change annualized pretax operating income by approximately $200 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 27 million barrels and 20 million barrels at December 31, 2010 and 2009, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2010, was approximately $42 per barrel on a LIFO basis, compared to market prices of approximately $96 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We periodically use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically include exchange-traded futures and over-the-counter swaps and options, generally with durations of less than one year. We continue to monitor our hedging strategy in 2011.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. We elected not to designate our derivative instruments as fair value hedges during 2009. In the fourth quarter of 2010, we began using fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during 2010 and 2009 included net losses of $29 million and $68 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	2010		2009
	Contract	Net	Contract	Net Gain
	Volumes	Loss	Volumes	(Loss)

Unrealized loss carried on open positions from prior year	1	$(2)	1	$(18)
Settled derivative positions	427	(18)	287	(52)
Unrealized gain (loss) on open positions	5	(9)	1	2

Net loss		$(29)		$(68)

Our open positions at December 31, 2010, will expire at various times primarily during 2011. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of five million barrels at December 31, 2010, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pretax operating income by approximately $5 million.

Tesoro Panama Company Sociedad Anonima

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets, when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The above table and sensitivity analysis includes approximately two million barrels in open derivative positions at December 31, 2010, entered into to manage exposure to commodity price risks associated with TPSA. The above sensitivity analysis, as it relates to these derivative instruments on a stand-alone basis, would not materially change the fair value of trading derivative instruments or pre-tax operating income.

We use fair value hedge accounting for certain derivatives instruments acquired by TPSA and the crude oil inventory underlying these instruments. If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability and any ineffective portion in cost of sales in our statements of consolidated operations.

Risk Management

The Company has a system of governance and management oversight and has put in place a number of controls to ensure procedures are properly followed and accountability is present at the appropriate levels. For example, the Company has put in place controls designed to:

•	create and maintain a comprehensive risk management policy;

•	provide for authorization by the appropriate levels of management;

•	provide for segregation of duties;

•	maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and

•	have key performance indicators in place to adequately measure the performance of its hedging activities.

The Company believes the governance structure that it has in place is adequate given the size and sophistication of its hedging program.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We have risk management policies in place, and continue to monitor closely the status of our counterparties. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral.

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. Beginning in August 2009, we have entered into forward contracts of Canadian dollars to manage any monthly exchange rate fluctuations. We had approximately $1 million in losses related to these transactions for the year ended December 31, 2010. As of December 31, 2010, we had a forward contract to purchase 65 million Canadian dollars that matured on January 25, 2011. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2011

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In millions except per share
		amounts)

REVENUES(a)	$20,583	$16,872	$28,416
COSTS AND EXPENSES:
Cost of sales(a)	18,251	14,739	25,546
Operating expenses	1,474	1,469	1,631
Selling, general and administrative expenses	242	221	325
Depreciation and amortization expense	422	426	401
Loss on asset disposals and impairments	54	74	42

OPERATING INCOME (LOSS)	140	(57)	471
Interest and financing costs	(157)	(130)	(111)
Interest income	3	4	7
Foreign currency exchange gain (loss)	2	(5)	12
Other income (expense)	(13)	—	50

EARNINGS (LOSS) BEFORE INCOME TAXES	(25)	(188)	429
Income tax expense (benefit)	4	(48)	151

NET EARNINGS (LOSS)	$(29)	$(140)	$278

NET EARNINGS (LOSS) PER SHARE:
Basic	$(0.21)	$(1.01)	$2.03
Diluted	$(0.21)	$(1.01)	$2.00
WEIGHTED AVERAGE COMMON SHARES:
Basic	140.6	138.2	136.8
Diluted	140.6	138.2	139.2
DIVIDENDS PER SHARE	$0.00	$0.35	$0.40
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$330	$283	$278

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in millions except per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$648	$413
Receivables, less allowance for doubtful accounts	908	1,116
Inventories	1,257	622
Prepayments and other	115	72

Total Current Assets	2,928	2,223

PROPERTY, PLANT AND EQUIPMENT
Refining	5,984	5,789
Retail	659	647
Corporate and other	204	213

	6,847	6,649
Less accumulated depreciation and amortization	(1,677)	(1,459)

Net Property, Plant and Equipment	5,170	5,190

OTHER NONCURRENT ASSETS
Acquired intangibles, net	246	255
Other, net	388	402

Total Other Noncurrent Assets	634	657

Total Assets	$8,732	$8,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,852	$1,441
Accrued liabilities	492	444
Current maturities of debt	152	4

Total Current Liabilities	2,496	1,889

DEFERRED INCOME TAXES	616	505
OTHER NONCURRENT LIABILITIES	562	752
DEBT	1,843	1,837
COMMITMENTS AND CONTINGENCIES (Note N)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,105,570 shares issued (147,295,424 in 2009)	25	24
Additional paid-in capital	970	947
Retained earnings	2,398	2,427
Treasury stock, 5,925,541 common shares (6,867,848 in 2009), at cost	(128)	(140)
Accumulated other comprehensive loss	(50)	(171)

Total Stockholders’ Equity	3,215	3,087

Total Liabilities and Stockholders’ Equity	$8,732	$8,070

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) AND
STOCKHOLDERS’ EQUITY

		Stockholders’ Equity
								Accumulated
								Other
				Additional				Comprehensive
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Income
	Income (Loss)	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)
	(In millions)

AT DECEMBER 31, 2007		144.5	$24	$876	$2,393	(7.5)	$(151)	$(90)
Net earnings	278	—	—	—	278	—	—	—
Cash dividends	—	—	—	—	(55)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.2)	(5)	—
Shares issued for stock options and benefit plans	—	0.7	—	25	—	0.3	9	—
Excess tax benefits from stock-based compensation arrangements exercised	—	—	—	3	—	—	—	—
Restricted common stock grants and amortization	—	0.6	—	12	—	—	—	—
Other comprehensive loss:
Pension and other benefit liability adjustments (net of tax benefit of $65)	(101)	—	—	—	—	—	—	(101)

Total Comprehensive Income	$177

AT DECEMBER 31, 2008		145.8	$24	$916	$2,616	(7.4)	$(147)	$(191)
Net loss	(140)	—	—	—	(140)	—	—	—
Cash dividends	—	—	—	—	(49)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(2)	—
Shares issued for stock options and benefit plans	—	0.6	—	17	—	0.6	9	—
Restricted common stock grants and amortization	—	0.9	—	14	—	—	—	—
Other comprehensive income:
Pension and other benefit liability adjustments (net of tax expense of $13)	20	—	—	—	—	—	—	20

Total Comprehensive Loss	$(120)

AT DECEMBER 31, 2009		147.3	$24	$947	$2,427	(6.9)	$(140)	$(171)
Net loss	(29)	—	—	—	(29)	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.2)	(2)	—
Shares issued for stock options and benefit plans	—	0.9	1	11	—	1.1	14	—
Excess tax benefits from stock-based compensation arrangements exercised	—	—	—	(1)	—	—	—	—
Restricted common stock grants and amortization	—	0.9	—	13	—	0.1	—	—
Other comprehensive income:
Pension and other benefit liability adjustments (net of tax expense of $77)	121	—	—	—	—	—	—	121

Total Comprehensive Income	$92

AT DECEMBER 31, 2010		149.1	$25	$970	$2,398	(5.9)	$(128)	$(50)

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$(29)	$(140)	$278
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	422	426	401
Amortization of debt issuance costs and discounts	18	13	11
Loss on asset disposals and impairments	54	74	42
Stock-based compensation expense	58	46	14
Provision for bad debts	1	9	95
Deferred income taxes	9	95	89
Excess tax benefits from stock-based compensation arrangements	(3)	(2)	(3)
Other changes in non-current assets and liabilities	(136)	(103)	(64)
Changes in current assets and current liabilities:
Receivables	208	(387)	410
Inventories	(635)	165	413
Prepayments and other	(34)	17	28
Accounts payable and accrued liabilities	452	450	(998)

Net cash from operating activities	385	663	716

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(297)	(437)	(650)
Proceeds from asset sales	2	1	40

Net cash used in investing activities	(295)	(436)	(610)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount and issuance costs	—	282	—
Borrowings under revolving credit agreements	216	418	5,658
Repayments on revolving credit agreements	(66)	(484)	(5,712)
Repayments of debt	(3)	(2)	(2)
Dividend payments	—	(49)	(55)
Proceeds from stock options exercised	5	4	5
Repurchases of common stock	(2)	(2)	(5)
Excess tax benefits from stock-based compensation arrangements	3	2	3
Financing costs and other	(8)	(3)	(1)

Net cash from (used in) financing activities	145	166	(109)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235	393	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	413	20	23

CASH AND CASH EQUIVALENTS, END OF YEAR	$648	$413	$20

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$115	$95	$84
Income taxes paid (refunded), net	$(112)	$(18)	$45
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$23	$34	$70

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

As used in this report, the terms “Tesoro,” “we,” “us,” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.

Tesoro Corporation was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline, gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 15 states through a network of 880 retail stations, primarily under the Tesoro®, Shell®, USA Gasolinetm, and Mirastar® brands.

Our earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products have fluctuated substantially in our markets. Our operations are significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the global supply and demand for crude oil and refined products, which are subject to, among other things, changes in the global economy and the level of foreign and domestic production of crude oil and refined products, geo-political conditions, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations, threatened or actual terrorist incidents or acts of war, and local factors, including market conditions and the level of operations of other suppliers in our markets. As a result of these factors, margin fluctuations during any reporting period can have a significant impact on our results of operations, cash flows, liquidity and financial position.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Our cash investment policy disallows investments with sub-prime market exposure. Cash equivalents are stated at cost, which approximates market value.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. Credit is extended based on an evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Our reserve for bad debts is based on factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when reasonable efforts to collect the amounts due have been exhausted.

Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. We estimate the fair value for our debt primarily using quoted market prices.

Inventories

Inventories are stated at the lower of cost or market. We use last-in, first-out (“LIFO”) as the primary method to determine the cost of crude oil held by our U.S. subsidiaries (“domestic crude oil”) and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries (“foreign subsidiary crude oil”), oxygenates and by-products using the first-in, first-out (“FIFO”) cost method. We value merchandise along with materials and supplies at average cost.

We use commodity derivatives to manage price volatility associated with our foreign subsidiary crude oil inventories. In the fourth quarter of 2010, we began designating certain commodity derivatives as fair value hedges for accounting purposes. Subsequent to the designation of those fair value hedging relationships, changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheet and have been recorded in cost of sales in our statements of consolidated operations.

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $266 million, $276 million and $253 million for 2010, 2009 and 2008, respectively.

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $19 million, $25 million and $27 million during 2010, 2009 and 2008, respectively, and is recorded as a reduction to interest and financing costs.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value, and environmental expenses are recorded primarily in operating expenses.

Legal Liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings, and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in accrued liabilities or other liabilities depending on the classification as current or non-current if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.

Goodwill and Acquired Intangibles

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable, and we record the impairment in loss on asset disposals and impairments.

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emissions credits, customer agreements and contracts and the USA Gasoline trade name. We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 2 to 31 years, and we include the amortization in depreciation and amortization.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

We defer turnaround costs and the costs of certain catalysts used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 10 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for these deferred costs, which is included in depreciation and amortization expense, amounted to $138 million, $129 million and $127 million in 2010, 2009 and 2008, respectively.

We defer debt issuance costs related to our Credit Agreement and senior notes and amortize the costs over the terms of each instrument. We include the amortization in interest and financing costs. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets, including acquired intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use.

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is generally the point at which title is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues, and we include the related costs in cost of sales or operating expenses.

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales. These taxes, primarily related to sales of gasoline and diesel fuel, totaled $330 million, $283 million and $278 million in 2010, 2009 and 2008, respectively.

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

Pension and Other Postretirement Benefits

We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. A change in the funded status of our defined benefit retirement plan is recognized in other comprehensive income in the period the change occurs.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Our stock-based compensation includes stock options, restricted common stock, restricted stock units, stock-appreciation rights, performance unit awards and phantom stock options. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation. The fair value of our restricted common stock awards on the date of grant is equal to the market price of our common stock. We amortize the fair value of our stock options, restricted common stock and restricted stock units using the straight-line method over the vesting period. The fair values of our stock appreciation rights, phantom stock options and performance unit awards are estimated at the end of each reporting period and are recorded as liabilities. Expenses related to stock-based compensation are included in selling, general and administrative expenses.

Derivative Instruments and Hedging Activities

We periodically use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically include exchange-traded futures and over-the-counter swaps and options, generally with durations of less than one year. Our positions are monitored on a daily basis by our trading controls group to ensure compliance with our risk management policy.

When we acquire a derivative instrument, it is designated as a mark-to-market derivative or a fair value hedge derivative. Our derivative instruments are matched against physical crude oil or finished product barrels in our refining and marketing operations.

We mark-to-market our derivative instruments and recognize the changes in their fair values, realized or unrealized, in either revenues or costs of sales depending on the purpose for acquiring and holding the derivatives. For instruments that are not designated as fair value hedges, we do not record a change in the value of the related underlying physical commodity. The gain or loss on derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gain or loss on the hedged item, are recognized in income in the same period. Fair value hedges are only used for TPSA inventories.

All derivatives are recorded and carried at fair value on the consolidated balance sheets in prepayments and other or accrued liabilities. For our fair value hedges, the changes in fair value of the designated hedged inventory have been recorded in inventories. We net our asset and liability positions associated with multiple derivative instruments that are executed with the same counterparty under master netting arrangements.

We apply hedge accounting when transactions meet specified criteria for such treatment and may designate a derivative as a fair value hedging instrument for accounting purposes to hedge certain foreign subsidiary crude inventories and at the inception of firm commitments to purchase inventories. The hedged inventory is valued at current spot market prices whereas the financial derivative is valued using forward commodity prices. Changes in the difference between forward and spot prices are recorded as unrealized gains and losses until the commodity is sold and the related financial derivative is settled. A hedge is regarded as highly effective and qualifies for hedge accounting if, at its inception and throughout the term of the contract, it is expected that changes in the fair value of the hedged item are almost fully offset by the changes in the fair value of the hedging instrument.

We discontinue hedge accounting when it is determined that the derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item is sold; or when a forecasted transaction is no longer deemed probable. Any ineffectiveness is recorded in the statements of consolidated operations during the period in which the derivative instrument is deemed ineffective.

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during the year. We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. We use foreign currency exchange

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and purchase contracts to manage our exposure to these exchange rate fluctuations. Amounts are recorded in foreign currency exchange gain (loss).

New Accounting Standards and Disclosures

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

We compute basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted common stock outstanding during the period.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share and per share calculations are presented below (in millions except per share amounts):

	2010	2009	2008

Basic:
Net earnings (loss)	$(29)	$(140)	$278

Weighted average common shares outstanding	140.6	138.2	136.8

Basic Earnings (Loss) Per Share	$(0.21)	$(1.01)	$2.03

Diluted:
Net earnings (loss)	$(29)	$(140)	$278

Weighted average common shares outstanding	140.6	138.2	136.8
Common stock equivalents	—	—	2.4

Total Diluted Shares	140.6	138.2	139.2

Diluted Earnings (Loss) Per Share	$(0.21)	$(1.01)	$2.00

Common stock equivalents were excluded from the calculation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive, as follows (in millions):

	2010	2009	2008

Common stock equivalents(a)	1.4	1.5	—
Stock options(b)	5.6	4.8	3.3

(a)	For the years ended December 31, 2010 and 2009, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE C —	RECEIVABLES

Receivables at December 31, 2010 and 2009, consisted of the following (in millions):

	2010	2009

Trade receivables	$875	$966
Tax receivables	20	151
Other receivables	21	7
Allowance for doubtful accounts	(8)	(8)

Total Receivables, Net	$908	$1,116

Concentrations of credit risk with respect to trade receivables are influenced by the large number of customers comprising our customer base and their dispersion across various industry groups and geographic areas of operations. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	INVENTORIES

Components of inventories at December 31, 2010 and 2009, were (in millions):

	2010	2009

Domestic crude oil and refined products	$954	$495
Foreign subsidiary crude oil	177	12
Oxygenates and by-products	30	22
Merchandise	14	13
Materials and supplies	82	80

Total Inventories	$1,257	$622

Crude oil and refined products inventories valued primarily at LIFO cost were less than replacement cost by approximately $1.4 billion and $1.1 billion, at December 31, 2010 and 2009, respectively. During 2009, reductions in inventory quantities resulted in liquidations of applicable LIFO inventory quantities acquired at lower costs in prior years. The 2009 LIFO liquidation resulted in a decrease in cost of sales of $69 million.

NOTE E —	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Goodwill is not amortized but is tested for impairment at least annually. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual evaluation of goodwill impairment requires us to make significant estimates to determine the fair value of our reporting units. Our estimates may change from period to period because we must make assumptions about future cash flows, profitability and other matters. It is reasonably possible that future changes in our estimates could significantly affect the carrying amount of goodwill. Goodwill in our refining segment totaled $31 million and $41 million at December 31, 2010 and 2009, respectively. In our retail segment, goodwill totaled $5 million at both December 31, 2010 and 2009. The changes in the carrying amount of goodwill during 2010 and 2009 were as follows (in millions):

	2010	2009

Balance as of beginning of year	$46	$89
Goodwill write-off	(10)	(43)

Balance as of end of year	$36	$46

The fair value of our refining and retail reporting units are estimated based on an income approach using the present value of expected future cash flows for each reporting unit. We also use a market approach to value our refining reporting units using recent refinery sales transactions and quoted common stock prices of comparable companies within the refining industry.

The carrying value of our Hawaii refinery reporting unit increased during the year as a result of increased turnaround spending and a reduction in certain pension and other postretirement obligations. However, the fair value of our Hawaii reporting unit decreased below its carrying value as a result of lower projected future cash flows driven primarily by a revised margin outlook for this refinery. We determined that all of the goodwill related to the Hawaii refinery reporting unit was impaired and wrote-off $10 million during the fourth quarter of 2010. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value for our Washington refinery reporting unit resulting in a goodwill write-off of $43 million in 2009. The impairment charges are included in loss on asset disposals and impairments. We continue to carry goodwill for reporting units where estimated fair values exceed carrying values.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2010			December 31, 2009
			Net			Net
	Historical	Accumulated	Book	Historical	Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value

Air emissions credits	$229	$51	$178	$220	$43	$177
Customer agreements and contracts(a)	34	18	16	50	31	19
USA Gasoline tradename	35	6	29	35	5	30
Refinery permits and plans	17	6	11	17	5	12
Favorable leases	12	3	9	12	2	10
Other intangibles	27	24	3	26	19	7

Total	$354	$108	$246	$360	$105	$255

(a)	$16 million decrease to the historical cost and related accumulated amortization relates to the retirement of expired customer contracts that were fully amortized.

All of our acquired intangible assets are subject to amortization with the exception of approximately $1 million of indefinite-lived intangible assets included in other intangibles. Amortization expense of acquired intangible assets amounted to $18 million, $23 million and $21 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our estimated amortization expense for each of the following five years is: 2011 — $19 million; 2012 — $13 million; 2013 — $12 million; 2014 — $12 million; and 2015 — $12 million.

NOTE F —	OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2010 and 2009, consisted of (in millions):

	2010	2009

Deferred maintenance costs, including refinery turnarounds, net of amortization	$301	$299
Goodwill	36	46
Debt issuance costs, net of amortization	25	25
Other assets, net of amortization	26	32

Total Other Noncurrent Assets	$388	$402

NOTE G —	FAIR VALUE MEASUREMENTS

We classify financial assets and financial liabilities into the following fair value hierarchy:

•	level 1 — quoted prices in active markets for identical assets and liabilities;

•	level 2 — quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When available, we measure fair value using level 1 inputs because they provide the most reliable evidence of fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note H for further information on the Company’s derivative instruments.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Options are valued using quoted prices from the exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and exchange-traded price curves, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy.

We did not have any derivative assets or liabilities classified as level 3 at December 31, 2010 or 2009. The fair values of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

	December 31,
	2010	Level 1	Level 2

Assets:
Commodity Futures Contracts	$6	$—	$6
Commodity OTC Swap Contracts	1	—	1
Commodity Forward Contracts	1	—	1

Total Assets	8	—	8

Liabilities:
Commodity Futures Contracts	17	17	—

Total Liabilities	17	17	—

Net Assets (Liabilities)	$(9)	$(17)	$8

	December 31,
	2009	Level 1	Level 2

Assets:
Commodity Futures Contracts	$6	$6	$—

Total Assets	6	6	—

Liabilities:
Commodity Futures Contracts	4	3	1

Total Liabilities	4	3	1

Net Assets (Liabilities)	$2	$3	$(1)

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. At December 31, 2010, the fair value adjustment related to the physical inventory was $4 million.

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. Both the carrying value and fair value of our debt at December 31, 2010 and 2009, were approximately $2.0 billion and $1.8 billion, respectively.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of certain impaired nonfinancial assets, including acquired or impaired goodwill, initial recognition of asset retirement obligations, indefinite-lived intangible assets and impaired property, plant and equipment, measured on a non-recurring basis as of and for the year ended December 31, 2010, were as follows (in millions):

	December 31,
	2010	Level 1	Level 2	Level 3	Total Losses

Assets:
Refining equipment	$4	$—	$—	$4	$20
Goodwill	$36	$—	$—	$36	$10

Due to the impact of the continuing weak economy on the refining industry, we continue to evaluate the recoverability of certain capital projects currently in progress. This evaluation resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery, recognized during the three months ended March 31, 2010. The impairment charge is included in loss on asset disposals and impairments. Equipment specifically manufactured and uniquely configured for this project was written down from a carrying value of $20 million to a fair value of $4 million for a loss of $16 million. The estimated recovery amounts were based on direct equipment cost recoverable if sold to an end user, in the principal or most advantageous market for the asset, in an orderly transaction. An additional $4 million loss was related to certain engineering costs that were determined to not be recoverable. The amounts presented represent our estimates on unobservable inputs that require significant judgment, for which there is little or no market data.

As part of our annual goodwill impairment test, we reviewed the recorded value of goodwill for impairment during the fourth quarter. The write-off is included in loss on asset disposals and impairments. See information about the valuation techniques used to develop fair value in Note E. There were no material new asset retirement obligations or indefinite lived intangible assets that were measured at fair value during 2010.

NOTE H —	DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. To manage these commodity risks, we periodically use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of physical delivery of feedstocks, products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers in our normal market areas. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we may use derivative instruments such as Listed Options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.

We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities.

Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. We also have certain contracts that require cash collateral if our liability position exceeds specified thresholds. At December 31, 2010 we did not have any cash collateral outstanding.

The following table presents the fair value (in millions) and balance sheet classification of our derivative instruments as of December 31, 2010, and December 31, 2009. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts below will not agree with the amounts presented in our consolidated balance sheet, nor will they agree with the fair value information presented in Note G.

	Derivative Assets included in		Derivative Liabilities included in
	Prepayments and other		Accrued liabilities
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Derivatives Not Designated as Fair Value Hedging Instruments:
Commodity Future Contracts	$88	$68	$(96)	$(66)
Commodity OTC Swap Contracts	3	—	(2)	—
Commodity Forward Contracts	2	—	(1)	—

Total Derivative Instruments	$93	$68	$(99)	$(66)

	Derivative Assets included in		Derivative Liabilities included in
	Prepayments and other		Accrued liabilities
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Derivatives Designated as Fair Value Hedging Instruments:
Commodity Future Contracts	$—	$—	$(3)	$—

Total Derivative Instruments	$—	$—	$(3)	$—

Gains (losses) for our non-hedging derivative instruments for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Derivatives Not Designated as Hedging Instruments(a):
Commodity Future Contracts	$(36)	$(55)	$(121)
Commodity OTC Swap Contracts	9	(13)	11
Commodity Forward Contracts	1	—	—
Commodity OTC Option Contracts	—	—	3

Total Non-Hedging Derivative Instruments	$(26)	$(68)	$(107)

(a)	Derivative gains (losses) are recognized in either revenues or cost of sales depending on the purpose for acquiring and holding the derivative. All derivative gains (losses) in 2009 and 2008 were recorded in cost of sales. Derivative losses recognized during 2010 in revenues and cost of sales were $17 million and $9 million, respectively.

Gains (losses) on our fair value hedging derivative instruments during the year ended 2010 were as follows (in millions). We did not enter into any fair value hedging derivative instruments during the year ended 2009 or 2008.

Amount of Gain
Recognized in
	Amount of Loss	Amount of Gain	Income on
	Recognized in	Recognized in	Ineffective Portion
	Income on	Income on Hedged	of Derivative
	Derivatives(b)	Item(b)	(b)(c)

Derivatives Designated as Fair Value Hedging Instruments:
Commodity Futures Contracts	$(3)	$4	$1

(b)	Gains (losses) recognized in income on derivatives and hedged items are included in cost of sales in the statements of consolidated operations.

(c)	For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Open Short Positions

All of our open positions are scheduled to mature within the next twelve months. The information below presents the net volume of outstanding contracts by type of instrument and year of maturity as of December 31, 2010 (volumes in thousands of barrels):

Fair Value Hedges		Mark-to-Market Derivatives
Derivative Instrument and	Contract	Derivative Instrument and	Contract
Year of Maturity	Volumes	Year of Maturity	Volumes

Swaps		Swaps
2011	—	2011	(1,050)
Futures		Futures
2011	(924)	2011	(3,053)
Forwards		Forwards
2011	—	2011	(280)
Options		Options
2011	—	2011	—

NOTE I —	ACCRUED LIABILITIES

Our current accrued liabilities and other noncurrent liabilities at December 31, 2010 and 2009 included (in millions):

	2010	2009

Current Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$182	$153
Employee costs	154	72
Environmental liabilities	23	50
Liability for unrecognized tax benefits, including interest and penalties	2	28
Deferred income tax liability	—	15
Interest	16	16
Pension and other postretirement benefits	16	15
Other	99	95

Total Current Accrued Liabilities	$492	$444

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$350	$590
Environmental liabilities	85	56
Liability for unrecognized tax benefits, including interest and penalties	31	29
Asset retirement obligations	23	28
Other	73	49

Total Other Noncurrent Liabilities	$562	$752

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	DEBT

At December 31, 2010 and 2009, debt consisted of (in millions):

	2010	2009

Tesoro Corporation Revolving Credit Facility	$—	$—
TPSA Revolving Credit Facility	150	—
9 3/4% Senior Notes Due 2019 (net of unamortized discount of $10 in 2010 and $11 in 2009)	290	289
6 1/2% Senior Notes Due 2017	500	500
6 5/8% Senior Notes Due 2015	450	450
6 1/4% Senior Notes Due 2012	450	450
Junior subordinated notes due 2012 (net of unamortized discount of $16 in 2010 and $25 in 2009)	134	125
Capital lease obligations and other	21	27

Total Debt	1,995	1,841
Less current maturities	152	4

Debt, less current maturities	$1,843	$1,837

The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2010 were: 2011 — $152 million; 2012 — $602 million; 2013 — $2 million; 2014 — $2 million; and 2015 — $452 million.

See Note O for information related to limits imposed by our debt agreements on restricted payments (as defined in our debt agreements) which include cash dividends, stock repurchases or voluntary prepayments of subordinated debt.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

We amended our Revolving Credit Facility in February 2010. Modifications included: lowering the minimum required tangible net worth, the purchase or sale of certain assets is no longer subject to the fixed charge coverage ratio, the covenant permitting additional unsecured indebtedness increased the allowable amount of unsecured indebtedness, letters of credit allowed under separate letter of credit agreements are no longer subject to a cap, the applicable margin was adjusted and the annual rate of commitment fees for the unused portion of the Revolving Credit Facility was lowered.

Our Revolving Credit Facility and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

•	pay dividends and make other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	make certain payments and distributions from our subsidiaries;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. We have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with the tangible net worth requirement for the year ended December 31, 2010. The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries and allows up to $100 million of restricted payments during any four-quarter period subject to credit availability exceeding 20% of the borrowing base.

At December 31, 2010, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.2 billion (based upon an Alaska North Slope crude oil price of $84 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.86 billion. The total capacity can be further increased from $1.86 billion up to $2.0 billion. As of December 31, 2010, we had no borrowings and $755 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $1.1 billion or 59% of the eligible borrowing base.

Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% at December 31, 2010), or a Eurodollar rate (0.26% at December 31, 2010) plus an applicable margin. The applicable margin at December 31, 2010, was 2.25% in the case of the Eurodollar rate, but varies based upon our Revolving Credit Facility’s credit availability and credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at an annual rate tied to the applicable margin described above (2.25% at December 31, 2010). We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate of 0.50% as of December 31, 2010. Our Revolving Credit Facility expires in May 2012.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At December 31, 2010, we had three separate letter of credit agreements with a total capacity of $550 million, of which $324 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

On October 18, 2010, TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement. TPSA is an excluded and unrestricted subsidiary from Tesoro’s Fourth Amended and Restated Credit Agreement and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA’s assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings (“Revolving Borrowings”), swing line loans and daylight overdraft loans (“TPSA Loans”) and letters of credit. At closing, the combined facility maximum was $350 million consisting of $245 million under the first facility and $105 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million and $350 million, respectively. At December 31, 2010, we had $150 million in borrowings outstanding under this agreement.

Revolving Borrowings bear interest at a Eurodollar rate plus an applicable margin (2.75% as of December 31, 2010), or an alternative base rate (3.25% as of December 31, 2010) plus an applicable margin (1.75% as of December 31, 2010). TPSA Loans bear interest at the alternative base rate plus the applicable margin plus 0.50% per annum.

At December 31, 2010, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves or the agreement’s capacity based on the new worth of TPSA. As of December 31, 2010 TPSA’s net worth limited the facility to a maximum capacity of $350 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA’s financial results that, among other things, limit TPSA’s ability to incur indebtedness or carry inventory levels above certain thresholds. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined) and adjusted net working capital (as defined). We were in compliance with all of the TPSA Revolving Credit Facility’s covenants and conditions as of December 31, 2010.

9 3/4% Senior Notes Due 2019

In June 2009, we issued $300 million aggregate principal amount of 9 3/4% senior notes due June 2019 for general corporate purposes. The notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015; 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at 109.75% of face value with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

6 1/2% Senior Notes Due 2017

In May 2007, we issued $500 million aggregate principal amount of 6 1/2% senior notes due June 2017. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 2012 at premiums of 3.25% through May 2013; 2.17% from June 2013 through May 2014; 1.08% from June 2014 through May 2015; and at par thereafter. We had the right to redeem up to 35% of the aggregate principal amount at a redemption price of 106.5% with proceeds from certain equity issuances through June 1, 2010, but did not exercise this right. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our active domestic subsidiaries.

6 5/8% Senior Notes Due 2015

In November 2005, we issued $450 million aggregate principal amount of 6 5/8% senior notes due November 2015. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 2010 at premiums of 3.3% through October 2011; 2.2% from November 2011 to October 2012; 1.1% from November 2012 to October 2013; and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of 30 retail stations with initial terms of 17 years, with four 5-year renewal options. At December 31, 2010 and 2009, the total cost of assets under capital leases was $39 million and $38 million, respectively, with accumulated amortization of $25 million and $24 million for December 31, 2010 and 2009, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest, as of December 31, 2010 for capital leases were (in millions):

2011	$4
2012	4
2013	4
2014	4
2015	3
Thereafter	14

Total minimum lease payments	33
Less amount representing interest	12

Capital lease obligations	$21

NOTE K —	ASSET RETIREMENT OBLIGATIONS

We have recorded asset retirement obligations for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our asset retirement obligations primarily include obligations to clean or dispose of hazardous waste related to replacing or disposing of equipment or piping at our refineries. We have also recorded obligations related to underground storage tank removal at our leased retail stations. Changes in asset retirement obligations for the years ended December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Balance at beginning of year	$34	$35
Additions to accrual	2	5
Accretion expense	2	1
Settlements	(7)	(10)
Changes in timing and amount of estimated cash flows	(1)	3

Balance at end of year	$30	$34

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows (in millions):

	2010	2009	2008

Current:
Federal	$(1)	$(148)	$52
State	(4)	5	10
Deferred:
Federal	4	107	79
State	5	(12)	10

Income tax expense (benefit)	$4	$(48)	$151

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2010 and 2009 were (in millions):

	2010	2009

Deferred tax assets:
Tax credit carryforwards	$85	$60
Net operating losses	149	6
Accrued pension and other postretirement benefits	139	238
Asset retirement obligations	12	13
Accrued environmental remediation liabilities	40	40
Other accrued liabilities	63	47
Stock-based compensation	58	41
Other	12	12

Total deferred tax assets	$558	$457
Less: valuation allowance	(9)	(9)

Deferred tax assets, net	$549	$448

Deferred tax liabilities:
Accelerated depreciation and property related items	$941	$735
Deferred maintenance costs, including refinery turnarounds	93	88
Amortization of intangible assets	37	40
Inventory	67	71
Other	16	32

Total deferred tax liabilities	$1,154	$966

Deferred tax liabilities, net	$605	$518

We have recorded a valuation allowance as of December 31, 2010 and 2009, due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2010	2009

Current Assets	$11	$2
Current Liabilities	$—	$15
Noncurrent Liabilities	$616	$505

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) is as follows (in millions):

	2010	2009	2008

Income tax expense (benefit) at U.S. federal statutory rate	$(9)	$(66)	$150
Effect of:
State income taxes, net of federal income tax effect	—	(7)	13
Manufacturing activities deduction	—	4	(7)
Goodwill write-off	1	17	—
Income tax settlements	—	—	(6)
Medicare Part D law change	7	—	—
Other	5	4	1

Income tax expense (benefit)	$4	$(48)	$151

As of December 31, 2010, we have approximately $64 million of federal and $17 million of state alternative minimum tax credit carryforwards which never expire. Additionally, we have approximately $12 million of other state income tax credit carryforwards, most of which expire in 2026. We have approximately $380 million of federal regular tax net operating loss carryforwards that expire in 2030, and approximately $950 million of alternative minimum tax net operating loss carryforwards that expire between 2028 and 2030. At the state level we have net operating loss carryforwards that expire between 2014 and 2030 that give rise to a $25 million state deferred tax asset.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $34 million and $36 million as of December 31, 2010 and 2009, respectively, of which $22 million and $29 million are recognized as liabilities. Included in those amounts as of December 31, 2010 and 2009, are $19 million and $23 million (net of the tax benefit on state issues), respectively, that would reduce the effective tax rate if recognized.

Within the next twelve months we believe it is reasonably possible that we could settle or otherwise conclude as much as $12 million of our uncertain tax positions, $10 million of which is recognized as a liability, primarily regarding state issues related to tax credits and to apportionment of income. At December 31, 2010 and 2009, we had accrued $11 million and $28 million, respectively, for interest and penalties. During the years ended December 31, 2010, 2009, and 2008, we recognized $(4) million, $5 million and $3 million in interest and penalties associated with unrecognized tax benefits. For interest and penalties relating to income taxes we recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the statements of consolidated operations. The federal tax years 2006 to 2009 remain open to adjustment, and in general

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the state tax years open to adjustment range from 1994 to 2009. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008

Balance as of beginning of year	$36	$44	$44
Increases related to prior year tax positions	2	1	5
Decreases related to prior year tax positions	(1)	(6)	(12)
Increases related to current year tax positions	—	—	11
Decreases related to lapse of applicable statute of limitations	(1)	(2)	—
Decreases related to settlements with taxing authorities	(2)	(1)	(4)

Balance as of end of year	$34	$36	$44

NOTE M —	BENEFIT PLANS

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plans, one qualified plan and three nonqualified plans, which are described below. Only the first three plans were effective as of December 31, 2010.

•	The funded qualified employee retirement plan provides benefits to all eligible employees based on years of service and compensation. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2010 and 2009 we voluntarily contributed $34 million and $35 million, respectively, to improve the plan’s funded status.

•	The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. During 2010 and 2009, we made payments of $30 million and $1 million, respectively, for current retiree obligations under the plan.

•	The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•	The unfunded nonqualified supplemental executive retirement plan provides eligible senior level executives a supplemental pension benefit in excess of those earned under the qualified retirement plan. This plan was approved and adopted by the Compensation Committee on January 12, 2011. Currently there are no employees eligible to participate in the Plan.

Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement. In addition, Tesoro sponsors two 401(k) plans, the thrift plan and the retail savings plan, both of which provide for eligible employees to make contributions, subject to certain limitations, into designated investment funds with a matching contribution by Tesoro.

In June 2010, the Compensation Committee of the Board of Directors approved changes to certain retirement and postretirement benefits to be effective beginning January 1, 2011. The majority of our employees and retirees will be impacted by these changes subject to applicable collective bargaining and/or purchase and sale agreements.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes to retirement plans

•	The funded qualified employee retirement plan changed from a “Final Average Pay” (“FAP”) based formula to a “Cash Balance Account” based formula. The FAP benefit formula will incorporate benefit service through December 31, 2010, and employees will begin to earn a Cash Balance benefit for service on or after January 1, 2011. This change will reduce our future pension costs and funding obligations.

•	The unfunded nonqualified restoration retirement plan will also be amended to reflect changes in the qualified employee retirement plan.

Changes to postretirement benefits

•	Postretirement medical insurance cost sharing for current and future retirees was changed to reflect actual retiree claims experience rather than a blended premium cost (combination of active and retiree claim experience) effective January 1, 2011. The additional cost to retirees will be phased in over three years. Beginning in 2014, the company contribution for retirees hired before January 1, 2006, will be capped and retirees will pay for any increases in costs.

•	Postretirement dental benefits for all current and future retirees was eliminated effective January 1, 2011.

•	Postretirement medical coverage will be eliminated for retirees over the age of 65 as of January 1, 2014.

•	Postretirement life insurance was eliminated for future retirees effective January 1, 2011.

•	Postretirement life insurance for current retirees was reduced to $10,000 effective January 1, 2011, and will be eliminated entirely beginning January 1, 2016.

Changes to the thrift plan

•	Our present $1 for $1 match on 7% of pay (base pay, overtime and bonus) for our thrift plan will be reduced to a $1 for $1 match on 6% of pay (base pay only), effective January 1, 2011.

Investment Policies and Strategies

Our funded qualified retirement plan assets are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the long-term real growth of plan assets, while the role of fixed income investments are to generate current income, lower funded status volatility, provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition.

In November 2009, we revised our investment policy to reduce equity exposure and increase fixed income exposure while extending the duration in order to better match the plan’s liabilities. Our target allocation is as follows: 50% long duration fixed income, 15% domestic equity, 15% international equity and 20% other investments comprised primarily of assets which provide protection in inflationary periods and investments which target a return regardless of market conditions. We are currently transitioning the existing plan assets to the target allocation and anticipate to be fully transitioned by the end of 2011.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Plan Assets

We classify our plan assets into three fair value classifications or levels. Our level 1 investments include U.S. equity and real return mutual funds which are based on market quotations from national securities exchanges. Level 2 investments include equity and bond securities valued at the last reported sales price or closing price as reported by an independent pricing service. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. Level 3 investments, which were held as of December 31, 2009, represent an investment in a real estate fund with holdings that are based upon property appraisal reports prepared by independent real estate appraisers using the cost, income and market valuation approaches. As of December 31, 2010 we did not hold any level 3 assets in our investments. We do not believe that there are any significant concentrations of risk within our plan assets.

The tables below presents information about the retirement plan’s major asset categories measured at fair value on a recurring basis by the three levels described above as of December 31, 2010 and 2009 (in millions):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Asset Category	2010	(Level 1)	(Level 2)	(Level 3)

Short Term Investment Fund(a)	$18	$—	$18	$—
U.S. equities
U.S. large cap(b)	77	35	42	—
U.S. small/mid cap	17	17	—	—
Real return(c)	15	15	—	—
International equities(d)	39	—	39	—
Fixed income(e)
Long duration bonds	128	—	128	—

Total	$294	$67	$227	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Asset Category	2009	(Level 1)	(Level 2)	(Level 3)(g)

Money Market Fund	$11	$11	$—	$—
U.S. equities
U.S. large cap(b)	95	32	63	—
U.S. small/mid cap	13	13	—	—
International equities(d)	36	—	36	—
Fixed income(e)
Long duration bonds	96	—	96	—
Real estate(f)	11	—	—	11

Total	$262	$56	$195	$11

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	This common collective trust fund is a short term investment fund which seeks to provide safety of principal and daily liquidity. The fair value of this investment has been estimated using the net asset value per share.

(b)	These assets include level 2 common/collective trust funds which are actively managed and designed to provide excess return over a market cycle relative to market indexes, such as the Wilshire 5000 Total Market Index and Russell 1000 Value Index, while maintaining similar style characteristics in sector weights. The fair value of these investments has been estimated using the net asset value per share.

(c)	These assets represent mutual fund holdings that seek to preserve and enhance purchasing power by focusing on a broad set of asset classes that provide the potential for real returns in excess of U.S. inflation.

(d)	These assets represent common/collective trust investments which are designed to seek long-term growth of capital primarily through investments in foreign securities of companies primarily located in developed countries outside the United States, including the Americas (other than the United States), Europe, the Far East, and Pacific Basin. The fair value of these investments has been estimated using the net asset value per share.

(e)	This common/collective trust fund seeks to outperform the Barclays Capital Long Term Government/Credit Bond Index by investing in a full spectrum of investment grade securities, with a focus on long duration issues. The fair value of these investments has been estimated using the net asset value per share.

(f)	This pooled separate account fund primarily invests in completed, income-producing real estate properties with cash flows that are expected to increase over time and provide the potential for capital appreciation. The Plan received a full distribution of its investment in the fund during 2010 so there are no remaining assets as of December 31, 2010. The fair value of these investments as of December 31, 2009 has been estimated using the net asset value per share.

(g)	The following table sets forth the changes in fair value for our real estate assets measured using significant unobservable inputs (level 3) during 2010 (in millions):

Balance at January 1, 2010	$11
Investment income	—
Realized gain	1
Sales	(12)

Balance at December 31, 2010	$—

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our projected benefit obligations and plan assets, and the funded status for our pension plans and other postretirement benefits as of December 31, 2010 and 2009 were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$511	$437	$356	$353
Service cost	39	36	11	16
Interest cost	27	27	14	20
Actuarial (gain) loss	45	30	85	(29)
Benefits paid	(62)	(19)	(6)	(4)
Plan amendments	—	—	(317)	—
Curtailments	4	—	(47)	—

Projected benefit obligation at end of year	$564	$511	$96	$356

Changes in plan assets:
Fair value of plan assets at beginning of year	$262	$210	$—	$—
Actual return on plan assets	30	34	—	—
Employer contributions	64	37	6	4
Benefits paid	(62)	(19)	(6)	(4)

Fair value of plan assets at end of year	$294	$262	$—	$—

Funded status at end of year	$(270)	$(249)	$(96)	$(356)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension plans at December 31, 2010 and 2009 was $431 million and $392 million, respectively. Liability amounts recognized in our consolidated balance sheet related to our defined benefit pension plans and other postretirement benefits as of December 31, 2010 and 2009 consisted of (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Accrued liabilities	$8	$6	$8	$8
Other Noncurrent Liabilities	262	243	88	348

Total amount recognized	$270	$249	$96	$356

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of pension and postretirement net periodic benefit expense (income) included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 were (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit expense (income):
Service cost	$39	$36	$33	$11	$16	$17
Interest cost	27	27	22	14	20	20
Expected return on plan assets	(22)	(21)	(26)	—	—	—
Amortization of prior service cost	3	4	4	(18)	1	1
Recognized net actuarial loss	14	15	6	7	1	2
Special termination benefits	—	—	1	—	—	—
Recognized curtailment loss (gain)	4	—	2	(48)	—	—

Net periodic benefit expense (income)	$65	$61	$42	$(34)	$38	$40

Amounts recognized in accumulated other comprehensive loss before income taxes as of December 31, 2010 and 2009 consisted of (in millions):

			Other Postretirement
	Pension Benefits		Benefits		Total
	2010	2009	2010	2009	2010	2009

Net loss	$247	$221	$122	$41	$369	$262
Prior service cost (credit)	7	12	(294)	6	(287)	18

Total	$254	$233	$(172)	$47	$82	$280

The following table summarizes amounts recognized in other comprehensive income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(41)	$(17)	$(148)	$(39)	$29	$(30)
Prior service credit (cost)	—	—	(5)	317	—	—
Net gain reclassified into income:
Net actuarial loss (gain)	15	15	6	(42)	1	3
Prior service cost (credit)	5	4	7	(17)	1	1

Total recognized in other comprehensive income (loss)	$(21)	$2	$(140)	$219	$31	$(26)

Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2010 that are expected to be recognized as components of net periodic benefit expense in 2011 are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits	Total

Net loss	$20	$12	$32
Prior service cost (credit)	1	(37)	(36)

Total	$21	$(25)	$(4)

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expenses for the years ended December 31, 2010, 2009 and 2008:

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Projected benefit obligation:
Discount rate(a)	5.55%	5.80%	6.28%	4.38%	6.36%	6.14%
Rate of compensation increase	4.50%	4.57%	4.57%	—	—	—
Net periodic benefit expense:
Discount rate(a)(b)	5.80%	6.28%	6.10%	5.50%	6.14%	6.40%
Rate of compensation increase	4.57%	4.59%	4.11%	—	—	—
Expected long-term return on plan assets(c)	7.50%	8.50%	8.50%	—	—	—

(a)	We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans.

(b)	As a result of the changes to other postretirement benefits during the second quarter of 2010, we remeasured our postretirement obligation as of June 30, 2010. The discount rate used to determine the net periodic benefit expense was 6.36% for the six months ended June 30, 2010, and 4.64% for the six months ended December 31, 2010.

(c)	The expected return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2010	2009

Health care cost trend rate assumed for next year	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates could have the following effects (in millions):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$2	$(2)

Future Cash Flows

Tesoro has no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2011 and we continue to evaluate our expected 2011 voluntary contributions.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our defined benefit pension plans and other postretirement benefits in the years indicated(in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2011	$48	$8
2012	46	10
2013	47	12
2014	51	10
2015	55	10
2016-2020	314	54

Thrift Plan

We sponsor an employee thrift 401(k) plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Throughout 2010, for most employees, we matched 100% of employee contributions, up to 7% of the employee’s eligible earnings, with at least 50% of the matching contribution directed for initial investment in our common stock. As mentioned above, our match for our thrift plan will be reduced to a $1 for $1 match on 6% of pay (base pay only), effective January 1, 2011. Our contributions to the thrift plan amounted to $24 million for each of the years in 2010, 2009 and 2008, respectively, of which $13 million, $8 million and $9 million consisted of treasury stock reissuances in 2010, 2009 and 2008, respectively.

The unfunded executive deferred compensation plan provides the ability to defer compensation and receive a matching contribution by Tesoro to certain executives and other employees that is not available under the employee thrift plan due to limits imposed by the Internal Revenue Code.

Retail Savings Plan

We sponsor a separate 401(k) savings plan for eligible retail employees who have completed one year of service and have worked at least 1,000 hours within that time. Eligible employees automatically receive a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. If employees elect to make pretax contributions, we also contribute an employer match equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. At least 50% of the matching employer contributions must be directed for initial investment in Tesoro common stock. Our contributions amounted to $0.1 million, $0.6 million and $0.6 million in 2010, 2009 and 2008, respectively, of which $0.1 million consisted of treasury stock reissuances for each of the years in 2010, 2009 and 2008, respectively. Beginning with the 2010 plan year, the non-elective 3% employer contribution will be made in one payment after the end of the plan year. We anticipate contributing the 2010 non-elective contribution to eligible employees by March 31, 2011.

NOTE N —	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. In general, these leases have remaining primary terms up to 10 years and typically contain multiple renewal options. Total rental expense for all operating leases, including leases with a term of one month or less, amounted to $347 million in 2010, $374 million in 2009 and $469 million in 2008. See Note J for information related to capital leases.

The majority of our future lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2010, we had eight ships on time charter used to transport crude oil and refined products. Four of the ships are U.S.-flag ships, including two new tankers delivered during 2010, with remaining time charters expiring

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between 2012 and 2013 with options to renew. The other four ships are foreign-flag ships with remaining time charters expiring between 2011 and 2013. We also time charter tugs and product barges over varying terms ending in 2011 through 2016, most with options to renew and some with escalation clauses. Our time charters generally contain terms of three to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 42 years, and generally containing renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

Our minimum annual lease payments, as of December 31, 2010, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship
	Charters(a)	Other	Total

2011	$118	$102	$220
2012	90	97	187
2013	44	85	129
2014	18	79	97
2015	11	74	85
Thereafter	10	349	359

Total	$291	$786	$1,077

(a)	Includes minimum annual lease payments for tugs and barges, which range between $11 million and $25 million over the next five years.

Purchase Obligations and Other Commitments

We have long-term take-or-pay commitments for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $176 million in 2011, $111 million in 2012, $93 million in 2013, $97 million in 2014 and $96 million in 2015. The remaining minimum commitments after 2015 total approximately $435 million over 14 years. We paid approximately $338 million, $300 million and $525 million in 2010, 2009 and 2008, respectively, under these take-or-pay contracts. We also have significant obligations to purchase crude oil to operate our refineries. These crude oil commitments have terms less than five years.

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is reasonably possible that unrecognized tax benefits could decrease by as much as $12 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities

We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. However, our environmental accruals are based on estimates including engineering assessments and it is possible that our estimates will change and additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Years Ended
	December 31,
	2010	2009

Balance at beginning of year	$106	$123
Additions	37	28
Expenditures	(35)	(45)

Balance at end of year	$108	$106

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $62 million and $73 million at December 31, 2010 and 2009, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of the $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.

We are continuing to investigate conditions at certain active wastewater treatment units at our Golden Eagle refinery. This investigation is driven by an order from the San Francisco Bay Regional Water Quality Control Board that names us as well as two previous owners of the Golden Eagle refinery. Costs to investigate these conditions are included in our environmental accruals. We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse effect on our financial position or results of operations.

Washington Refinery Fire

On April 2, 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the fire. In October 2010, L&I completed its investigation, issued citations and assessed a $2.4 million fine. On October 22, 2010, we filed an appeal of the citation, L&I reassumed jurisdiction of the citation and affirmed the allegations on December 29, 2010. We disagree with L&I’s characterizations of Tesoro’s operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. On January 29, 2011 we filed an appeal of the citation. The EPA and CSB investigations are ongoing. We have incurred $27 million in charges related to the incident.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2, 2010 Washington refinery incident. In addition, a third-party propane truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. The Company believes that it has defenses to the allegations contained in the lawsuit. The case of Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al. is proceeding in the Superior Court of the State of Washington, Skagit County. We are still evaluating the allegations contained in the lawsuit, however we believe that the outcome will not materially impact our liquidity and consolidated financial position.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. During 2010, we collected $55 million in business interruption insurance recoveries, which were recorded as an offset to cost of sales in the consolidated statement of operations.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 though 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our liquidity and consolidated financial position.

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Dividends

We did not pay any cash dividends during 2010. During 2009 and 2008, we paid cash dividends on common stock totaling $0.35 per share and $0.40 per share, respectively.

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

NOTE P —	STOCK-BASED COMPENSATION

Stock-based compensation expense for our stock-based awards for 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008

Restricted common stock	$13	$13	$12
Stock options	6	15	19
Restricted stock units	1	—	—
Stock appreciation rights	26	11	(14)
Phantom stock options	11	7	(3)
Performance unit awards	1	—	—

Total stock-based compensation expense	$58	$46	$14

The income tax benefit recognized in the income statement for stock-based compensation arrangements was $23 million, $17 million and $4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $6 million, $3 million and $4 million during 2010, 2009 and 2008, respectively.

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2006 Long-Term Incentive Plan. We also have outstanding awards under our Amended and Restated Executive Long-Term Incentive Plan, Non-Employee Director Stock Plan and Key Employee Stock Option Plan. At December 31, 2010, Tesoro had 549,635 shares available for future grants under our plans. Our plans are described below.

•	The 2006 Long-Term Incentive Plan (“2006 Plan”) permits the grant of options, restricted common stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 2016. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. Options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Generally, when stock options are exercised or when restricted common stock is granted we issue new shares rather than issuing treasury shares.

•	The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights and performance share and performance unit awards.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The 1995 Non-Employee Director Stock Option Plan provided for the grant of nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options were granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. The plan expired in February 2010 and no further options may be granted under the plan.

•	The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. The options, which become exercisable one year after grant in 25% annual increments, expire ten years after the date of grant. Our Board of Directors suspended future grants under this plan in 2003.

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period using the straight-line method. These awards generally vest in annual increments ratably over three years. Restricted common stock granted in connection with the inducement awards of the CEO Agreement will vest 100% on May 1, 2011. The total fair value of restricted shares vested in 2010, 2009 and 2008 was $7 million, $6 million and $13 million, respectively. The weighted average grant date fair value per share of restricted common stock granted during 2010, 2009 and 2008 was $12.94, $14.13 and $40.37, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $15 million as of December 31, 2010. This cost is expected to be recognized over a weighted-average period of 2.0 years. The fair value of non-vested restricted common stock as of December 31, 2010 totaled $33 million.

A summary of our restricted common stock activity is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value

Nonvested at January 1, 2010	1,370	$21.66
Granted	1,181	$12.94
Vested	(595)	$24.59
Forfeited	(194)	$15.99

Nonvested at December 31, 2010	1,762	$15.46

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the fair market value of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted during 2010, 2009 and 2008 was $7.36, $6.45 and $17.60, respectively.

Our options generally become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Stock options granted in connection with the inducement awards of the CEO Agreement will vest 30% on each of the first two anniversaries of the grant date and 40% on the third anniversary of the grant date. The total intrinsic value for options exercised during 2010, 2009 and 2008 was $7 million, $5 million and $6 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $4 million as of December 31, 2010, which is expected to be recognized over a weighted-average period of 2.1 years. The income tax benefit realized from tax deductions associated with stock options exercised during 2010 totaled $3 million.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for all plans is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In millions)

Outstanding at January 1, 2010	7,931	$21.91	5.3 years	$20
Granted	679	$12.97
Exercised	(909)	$5.98
Forfeited or expired	(273)	$16.81

Outstanding at December 31, 2010	7,428	$23.23	5.0 years	$31

Vested or expected to vest at December 31, 2010	7,428	$23.23	5.0 years	$31

Exercisable at December 31, 2010	6,502	$24.25	4.5 years	$26

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

	2010	2009	2008

Expected life (years)	6	6	6
Expected volatility	59%	58%	45%
Expected dividend yield	0%	2.10%	0.78% - 0.85%
Risk-free interest rate	2.7%	2.0%	3.1%

Restricted Stock Units

In May 2010, we granted restricted stock units in connection with the inducement awards of the CEO Agreement. The fair value of each restricted stock unit on the grant date is equal to the market price of our common stock on that date. The estimated fair value of the restricted stock units is amortized over the vesting period using the straight-line method. These restricted stock units vest in annual increments ratably over two years. Unrecognized compensation cost related to our non-vested units totaled $2.3 million as of December 31, 2010. This cost is expected to be recognized over a weighted-average period of 1.3 years. The fair value of non-vested restricted stock units as of December 31, 2010 totaled $4.8 million. A summary of our restricted stock unit activity is set forth below (units in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Units	Fair Value

Nonvested at January 1, 2010	—	$—
Granted	256	$13.66

Nonvested at December 31, 2010	256	$13.66

Stock Appreciation Rights

The 2006 Long-Term Stock Appreciation Rights Plan (the “SAR Plan”) permits the grant of stock appreciation rights (“SARs”) to key managers and other employees of Tesoro. A SAR granted under the SAR Plan entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Unless otherwise specified, all SARs under the SAR Plan vest ratably during a three-year period following the date of grant and expire seven years from the date of grant. The

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model weighted-average assumptions used to calculate the fair value of SARs are similar to those used to calculate the fair value of options as described above. At December 31, 2010 and 2009, the liability associated with our SARs recorded in accrued liabilities totaled $39 million and $13 million, respectively. A summary of our stock appreciation right activity for the SAR plan is set forth below (shares in thousands):

			Weighted-Average
	Number of	Weighted-Average	Remaining
	SARs	Exercise Price	Contractual Term

Outstanding at January 1, 2010	7,486	$22.65	5.5 years
Granted	483	$12.93
Exercised	(118)	$14.13
Forfeited	(479)	$19.81

Outstanding at December 31, 2010	7,372	$22.34	4.6 years

Vested or expected to vest at December 31, 2010	7,367	$22.34	4.6 years

Exercisable at December 31, 2010	3,579	$29.22	4.0 years

Executive Phantom Stock Options

We did not grant phantom stock options to our executive officers during 2010. The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. At December 31, 2010 and 2009 the liability associated with these executive phantom stock option awards totaled $15 million and $6 million, respectively. A summary of our phantom stock option activity is set forth below (shares in thousands):

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at January 1, 2010	1,593	$14.13
Forfeited	(106)	$14.13

Outstanding at December 31, 2010	1,487	$14.13

Performance Unit Awards

During the year ended December 31, 2010, we granted performance unit awards to certain officers and other key employees. These performance unit awards represent the right to receive a cash payment at the end of the performance period depending on Tesoro’s achievement of pre-established performance measures and will vest at the end of a 33-month performance period. The value of the award ultimately paid will be based on our relative total shareholder return against the performance peer group and the S&P 500 index as well as the absolute total shareholder return of Tesoro’s common stock over the performance period. The performance unit awards are settled in cash and can range from 0% to 200% of targeted award value. The fair value of each performance unit award is estimated at the end of each reporting period using a Monte Carlo simulation. At December 31, 2010 the liability associated with these performance unit awards totaled $1 million. A summary of our performance unit award activity is set forth below (units in thousands):

	Number of	Fair Value at
	Performance Units	End of Period

Nonvested at January 1, 2010	—	$—
Granted	5,424
Forfeited	(440)

Nonvested at December 31, 2010	4,984	$0.74

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 15 states from Minnesota to Alaska and Hawaii. We do not have significant operations in foreign countries. Therefore, revenue in foreign countries and long-lived assets located in foreign countries are not material to our operations. No single customer accounted for more than 10% of our consolidated operating revenues for the years ended December 31, 2010, 2009, or 2008.

The operating segments adhere to the accounting policies used for our consolidated financial statements, as described in Note A. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income, foreign currency exchange gain (loss), interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for each of the three years ended is as follows (in millions):

	2010	2009	2008

Revenues
Refining(a):
Refined products	$19,038	$15,674	$26,759
Crude oil resales and other	1,039	691	1,126
Retail:
Fuel(b)	3,583	3,000	4,184
Merchandise and other	227	235	248
Intersegment sales from Refining to Retail	(3,304)	(2,728)	(3,901)

Total Revenues	$20,583	$16,872	$28,416

Segment Operating Income (Loss)
Refining(c)(d)	$255	$55	$627
Retail(e)	97	83	46

Total Segment Operating Income	352	138	673
Corporate and unallocated costs	(212)	(195)	(202)

Operating Income (Loss)(f)	140	(57)	471
Interest and financing costs	(157)	(130)	(111)
Interest income	3	4	7
Foreign currency exchange gain (loss)	2	(5)	12
Other income (expense)(g)	(13)	—	50

Earnings (Loss) Before Income Taxes	$(25)	$(188)	$429

Depreciation and Amortization Expense
Refining	$365	$359	$326
Retail	39	39	49
Corporate	18	28	26

Total Depreciation and Amortization Expense	$422	$426	$401

(a)	Refined products sales include intersegment sales to our retail segment, at prices which approximate market of $3.3 billion, $2.7 billion and $3.9 billion in 2010, 2009 and 2008, respectively.

(b)	Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes totaled $330 million, $283 million and $278 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)	Includes goodwill write-off related to two separate reporting units for $10 million and $43 million for the years ended December 31, 2010 and 2009, respectively, and impairment charges related to refining equipment at our Los Angeles refinery of $20 million and $12 million, respectively.

(d)	Includes $55 million in business interruption insurance recoveries related to the April 2, 2010 incident at our Washington refinery for the year ended December 31, 2010.

(e)	Retail operating income for 2008 includes impairment charges of $29 million primarily related to closing 42 Mirastar retail stations and the potential sale of 20 retail stations.

(f)	Includes a $48 million gain for the year ended December 31, 2010 from the elimination of postretirement life insurance benefits for current and future retirees.

(g)	During 2008, we received net refunds totaling $50 million from the Trans Alaska Pipeline System for previous years’ refinery transportation and distribution costs associated with our protest of intrastate tariffs charged between 1997 and 2003. During 2010, we accrued $16 million for claims asserted against us in connection with these refunds. See Note N for further information.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information as of and for each of the three years ended is as follows (in millions):

	December 31,
	2010	2009	2008

Capital Expenditures:
Refining	$263	$356	$561
Retail	22	14	20
Corporate	2	31	38

Total Capital Expenditures	$287	$401	$619

	December 31,
	2010	2009	2008

Identifiable Assets:
Refining	$7,303	$6,690	$6,542
Retail	619	656	649
Corporate	810	724	242

Total Assets	$8,732	$8,070	$7,433

NOTE R —	SUBSEQUENT EVENTS

On January 4, 2011, Tesoro Logistics LP, a wholly owned subsidiary of Tesoro Corporation, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of its common units representing limited partner interests. On February 9, 2011, Tesoro Logistics LP filed an amendment to the initial Form S-1 on Form S-1/A. The number of common units to be offered and the price range for the offering have not yet been determined. Tesoro Logistics LP was formed by Tesoro Corporation to own, operate, develop and acquire crude oil and refined products logistics assets. Headquartered in San Antonio, Texas, Tesoro Logistics LP’s initial assets will consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah. At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed.

NOTE S —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2010

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$612	$36	$—	$648
Receivables, less allowance for doubtful accounts	8	719	181	—	908
Inventories	—	1,080	177	—	1,257
Prepayments and other	29	78	8	—	115

Total Current Assets	37	2,489	402	—	2,928

Net Property, Plant and Equipment	—	5,008	162	—	5,170
Investment in Subsidiaries	4,011	(147)	(5)	(3,859)	—
Long-Term Receivables from Affiliates	2,037	—	88	(2,125)	—
Other Noncurrent Assets	34	597	3	—	634

Total Assets	$6,119	$7,947	$650	$(5,984)	$8,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$76	$1,940	$328	$—	$2,344
Current maturities of debt	—	2	150	—	152

Total Current Liabilities	76	1,942	478	—	2,496

Long-Term Payables to Affiliates	—	2,125	—	(2,125)	—
Debt	1,823	20	—	—	1,843
Other Noncurrent Liabilities	1,005	174	(1)	—	1,178
Stockholders’ Equity	3,215	3,686	173	(3,859)	3,215

Total Liabilities and Stockholders’ Equity	$6,119	$7,947	$650	$(5,984)	$8,732

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

ASSETS
Current Assets:
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
Current Liabilities:
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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$26,108	$2,624	$(8,149)	$20,583
Costs and expenses	9	25,966	2,617	(8,149)	20,443

OPERATING INCOME (LOSS)	(9)	142	7	—	140
Equity in earnings (loss) of subsidiaries	(23)	(45)	—	68	—
Other expense	—	(164)	(1)	—	(165)

EARNINGS (LOSS) BEFORE INCOME TAXES	(32)	(67)	6	68	(25)
Income tax expense (benefit)(a)	(3)	4	3	—	4

NET EARNINGS (LOSS)	$(29)	$(71)	$3	$68	$(29)

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$20,377	$2,047	$(5,552)	$16,872
Costs and expenses	7	20,428	2,046	(5,552)	16,929

OPERATING INCOME (LOSS)	(7)	(51)	1	—	(57)
Equity in earnings (loss) of subsidiaries	(135)	(53)	(3)	191	—
Other expense	—	(131)	—	—	(131)

EARNINGS (LOSS) BEFORE INCOME TAXES	(142)	(235)	(2)	191	(188)
Income tax benefit(a)	(2)	(46)	—	—	(48)

NET EARNINGS (LOSS)	$(140)	$(189)	$(2)	$191	$(140)

(a)	The income tax benefit reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

REVENUES	$—	$33,546	$4,030	$(9,160)	$28,416
Costs and expenses	4	33,111	3,990	(9,160)	27,945

OPERATING INCOME (LOSS)	(4)	435	40	—	471
Equity in earnings (loss) of subsidiaries	280	(48)	(2)	(230)	—
Other expense	—	(42)	—	—	(42)

EARNINGS (LOSS) BEFORE INCOME TAXES	276	345	38	(230)	429
Income tax expense (benefit)(a)	(2)	140	13	—	151

NET EARNINGS (LOSS)	$278	$205	$25	$(230)	$278

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$4	$517	$(136)	$—	$385

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(296)	(1)	—	(297)
Intercompany notes, net	(3)	—	—	3	—
Proceeds from asset sales	—	2	—	—	2

Net cash from (used in) investing activities	(3)	(294)	(1)	3	(295)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	150	—	216
Repayments on revolver	(66)	—	—	—	(66)
Repurchase of common stock	(2)	—	—	—	(2)
Repayments of debt	—	(3)	—	—	(3)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(22)	25	(3)	—
Financing costs and other	(4)	—	(4)	—	(8)

Net cash from (used in) financing activities	(1)	(22)	171	(3)	145

INCREASE IN CASH AND CASH EQUIVALENTS	—	201	34	—	235
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$612	$36	$—	$648

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

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(12)	$714	$14	$—	$716

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(634)	(16)	—	(650)
Intercompany notes, net	122	—	—	(122)	—
Proceeds from asset sales	—	40	—	—	40

Net cash from (used in) investing activities	122	(594)	(16)	(122)	(610)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	5,658	—	—	—	5,658
Repayments under revolver	(5,712)	—	—	—	(5,712)
Repurchase of common stock	(5)	—	—	—	(5)
Dividend payments	(55)	—	—	—	(55)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	5	—	—	—	5
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(124)	2	122	—
Financing costs and other	(1)	—	—	—	(1)

Net cash from (used in) financing activities	(110)	(123)	2	122	(109)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(3)	—	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	23	—	—	23

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$20	$—	$—	$20

TESORO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE T —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total
	First	Second	Third	Fourth	Year
	(In millions except per share amounts)

2010
Revenues	$4,607	$5,143	$5,320	$5,513	$20,583
Cost of sales	$4,247	$4,492	$4,647	$4,865	$18,251
Operating expenses	$373	$348	$375	$378	$1,474
Operating Income (Loss)	$(202)	$143	$129	$70	$140
Net Earnings (Loss)(a)	$(155)	$67	$56	$3	$(29)
Net Earnings (Loss) Per Share(b):
Basic	$(1.11)	$0.48	$0.40	$0.02	$(0.21)
Diluted	$(1.11)	$0.47	$0.39	$0.02	$(0.21)
2009
Revenues	$3,280	$4,181	$4,742	$4,669	$16,872
Cost of sales(c)	$2,642	$3,668	$4,125	$4,304	$14,739
Operating expenses	$366	$368	$367	$368	$1,469
Operating Income (Loss)(d)	$112	$(36)	$89	$(222)	$(57)
Net Earnings (Loss)	$51	$(45)	$33	$(179)	$(140)
Net Earnings (Loss) Per Share(b):
Basic	$0.37	$(0.33)	$0.24	$(1.30)	$(1.01)
Diluted	$0.37	$(0.33)	$0.24	$(1.30)	$(1.01)

(a)	Includes $55 million in business interruption insurance recoveries and $12 million in property damage insurance recoveries related to the April 2, 2010 incident at our Washington refinery for the three months and year ended December 31, 2010.

(b)	The sum of four quarters may not equal annual results due to rounding or quarterly number of shares outstanding.

(c)	Reductions in petroleum inventories in 2009 resulted in decreases of last-in-first-out layers acquired at lower per-barrel costs. These inventory reductions resulted in decreases to cost of sales of $57 million and $69 million during the three months and year ended December 31, 2009, respectively.

(d)	During the 2009 fourth quarter, we incurred a $43 million write-off for goodwill in our refining segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management, as appropriate.

During the quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we conclude that as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2011 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2011 Proxy Statement, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2010, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation
	Issued Upon Exercise of	Price of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	And Rights	the Second Column)

Equity compensation plans approved by security holders	7,226,097	$23.58	549,635
Equity compensation plans not approved by security holders(a)(b)	201,513	$10.82	—

Total	7,427,610	$23.23	549,635

(a)	The Key Employee Stock Option Plan was approved by our Board of Directors in November 1999 and provided for stock option grants to eligible employees who are not our executive officers. The options expire ten years after the date of grant. Our Board of Directors suspended any future grants under this plan in 2003.

(b)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2011 Proxy Statement, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2011 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Sale Agreement, dated March 18, 1998, among the Company, BHP Hawaii Inc. and BHP Petroleum Pacific Islands Inc. (incorporated by reference herein to Exhibit 2.1 to Registration Statement No. 333-51789).
2.2	—	Stock Sale Agreement, dated May 1, 1998, among Shell Refining Holding Company, Shell Anacortes Refining Company and the Company (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 1-3473).
2.3	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.4	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and Amoco Oil Company (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 21, 2001, File No. 1-3473).
2.5	—	Asset Purchase Agreement, dated July 16, 2001, by and among the Company, BP Corporation North America Inc. and BP Pipelines (North America) Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-3473).
2.6	—	Asset Purchase Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
2.7	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, by and among Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 and related Purchaser Parent Guaranty dated February 4, 2002, and Second Amendment dated May 3, 2002 (incorporated by reference herein to Exhibit 2.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3473, and Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2002, File No. 1-3473).
2.8	—	Asset Purchase and Sale Agreement by and between the Company and Shell Oil Products U.S. dated as of January 29, 2007 (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).

Exhibit
Number		Description of Exhibit

2.9	—	Purchase and Sale Agreement and Joint Escrow Instructions by and among the Company and USA Petroleum Corporation, USA Gasoline Corporation, Palisades Gas and Wash, Inc. and USA San Diego LLC dated as of January 26, 2007 (incorporated by reference herein to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 1, 2007, File No. 1-3473).
‡2.10	—	Letter Agreement to the Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 2007 between the Company and USA Petroleum Corporation, Palisades Gas and Wash, Inc. and USA San Diego, LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 1-3473).
3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.2	—	Amendment to Restated Certificate of Incorporation of the Company adding a new Article IX limiting Directors’ Liability (incorporated by reference herein to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.3	—	Certificate of Amendment, dated as of May 4, 2006, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of common stock from 100 million to 200 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, File No. 1-3473).
3.4	—	Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3473).
3.5	—	Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).
3.6	—	Certificate of Ownership of Merger merging Tesoro Merger Corp. into Tesoro Petroleum Corporation and changing the name of Tesoro Petroleum Corporation to Tesoro Corporation, dated November 8, 2004 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004).
3.7	—	Amended and Restated Bylaws of Tesoro Corporation effective January 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011).
4.1	—	Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.2	—	Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).
4.3	—	Form of Indenture relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473)
4.4	—	Form of Indenture relating to the 9 3/4% Senior Notes due 2019, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).
10.1	—	Fourth Amended and Restated Credit Agreement, dated as of May 11, 2007, among the Company, JPMorgan Chase Bank, N.A as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007, File No. 1-3473).

Exhibit
Number		Description of Exhibit

10.2	—	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2008, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3473).
10.3	—	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2009, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2009, File No. 1-3473).
10.4	—	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of February 23, 2010, among the Company, JP Morgan Chase Bank, NA as administrative agent and a syndicate of banks, financial institutions and other entities (incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).
10.5	—	Uncommitted Revolving Credit Agreement dated as of October 18, 2010, among Tesoro Panama Company, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010, File No. 1-3473).
10.6	—	$100 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
10.7	—	$50 million Promissory Note, dated as of May 17, 2002, payable by the Company to Ultramar Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2002, File No. 1-3473).
†10.8	—	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.9	—	Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).
†10.10	—	Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10.11	—	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.12	—	Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.13	—	Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.14	—	Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).
†10.15	—	Copy of the Company’s Key Employee Stock Option Plan dated November 12, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10.16	—	2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).
†10.17	—	Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).
†10.18	—	Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

Exhibit
Number		Description of Exhibit

†10.19	—	Employment Agreement between the Company and Charles S. Parrish dated as of May 7, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 8, 2009, File No. 1-3473).
†10.20	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
*10.21	—	Management Stability Agreement between the Company and G. Scott Spendlove, Jr. dated December 31, 2008.
†10.22	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10.23	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10.24	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10.25	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10.26	—	Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).
†10.27	—	Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10.28	—	Board of Directors Deferred Phantom Stock Plan effective January 1, 2009, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.29	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
†10.30	—	Tesoro Corporation Executive Severance and Change in Control Plan effective January 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).
†10.31	—	Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).
†10.32	—	Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
†10.33	—	Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
14.1	—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
*31.1	—	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description of Exhibit

** 101	—	The following materials from Tesoro Corporation’s Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income (Loss) and Stockholders’ Equity, (iv) Statements of Consolidated Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Submitted electronically herewith.

‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(a)(3) of Form 10-K.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

TESORO CORPORATION

By	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF Gregory J. Goff	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2011

/s/ G. SCOTT SPENDLOVE G. Scott Spendlove	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ ARLEN O. GLENEWINKEL, JR. Arlen O. Glenewinkel, Jr.	Vice President and Controller (Principal Accounting Officer)	February 23, 2011

/s/ STEVEN H. GRAPSTEIN Steven H. Grapstein	Chairman of the Board of Directors	February 23, 2011

/s/ RODNEY F. CHASE Rodney F. Chase	Director	February 23, 2011

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director	February 23, 2011

/s/ WILLIAM J. JOHNSON William J. Johnson	Director	February 23, 2011

/s/ J.W. NOKES J.W. Nokes	Director	February 23, 2011

/s/ DONALD H. SCHMUDE Donald H. Schmude	Director	February 23, 2011

Susan Tomasky	Director

/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 23, 2011

/s/ PATRICK Y. YANG Patrick Y. Yang	Director	February 23, 2011