Form 10-K/A
period 2010-12-31
TESORO CORP /NEW/
filed 2011-04-20
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

Form 10-K/A

Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3473

___________

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-0862768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway	78259-1828
San Antonio, Texas (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
210-626-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.16 2/3 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

EXPLANATORY NOTE

Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Amendment”) is filed to include additional disclosure within Items 1. and 2., “Business and Properties-Government Regulation and Legislation.”  Otherwise, this amendment does not update or modify in any way any other Item, including the financial position, results of operations, or cash flows in Tesoro Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, and does not reflect events occurring after the original filing date of March 1, 2011.  Certain exhibits included in the original filing have been updated and are filed herein.  The Amendment should be read in conjunction with our filings made subsequent to our original Annual Report on Form 10-K, including any amendments to prior filings.

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
____________

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
____________

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
Tesoro’s Branded Retail Network
As of December 31, 2010, our retail segment included a network of 880 branded retail stations under the Tesoro®, Shell®, USA Gasolinetm and Mirastar® brands. Our Mirastar® brand is used exclusively at 29 Wal-Mart stores in 8 western states under a long-term agreement. We also operate under the Shell® brand at certain retail stations in California through a long-term agreement and own the exclusive rights to the USA Gasolinetm brand in California, New Mexico and Washington. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2010:

	Type			Brand
State	Company-Operated	Jobber/ Dealer	Total	Tesoro (a)	Shell®	USA Gasolinetm	Mirastar®	Total
California	252	204	456	11	347	96	2	456
North Dakota	—	88	88	88	—	—	—	88
Alaska	29	46	75	75	—	—	—	75
Minnesota	—	70	70	70	—	—	—	70
Utah	29	34	63	38	20	—	5	63
Washington	22	20	42	30	—	6	6	42
Hawaii	29	3	32	32	—	—	—	32
Idaho	6	23	29	26	—	—	3	29
Other states(b)	14	11	25	11	1	—	13	25
Total	381	499	880	381	368	102	29	880
____________

(a)	The Tesoro brand includes stores operated under the Tesoro®, Tesoro Alaska® and 2-Go Tesoro® brand names.
(b)	Other states include New Mexico, South Dakota, Colorado, Oregon, Nevada, Arizona and Wyoming.

The following table summarizes our retail operations:

	2010	2009	2008
Fuel Revenues (in millions)(a)
Company-operated	$2,196	$1,877	$2,620
Jobber/dealer	1,387	1,123	1,564
Total Fuel Revenues	$3,583	$3,000	$4,184
Number of Branded Retail Stations (end of year)
Company-operated	381	387	389
Jobber/dealer	499	499	490
Total Retail Stations	880	886	879
Average Number of Branded Retail Stations (during the year)
Company-operated	383	388	422
Jobber/dealer	499	487	489
Total Average Retail Stations	882	875	911
Fuel Sales (millions of gallons)(a)
Company-operated	739	746	786
Jobber/dealer	597	583	568
Total Fuel Sales	1,336	1,329	1,354

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

The OSROs are rated and certified by the United States Coast Guard and are required to annually demonstrate their response capability to the United States Coast Guard and state agencies. The OSROs rated and certified to respond to open water spills must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover from 1,875 to 7,500 barrels of oil per day and store from 3,750 to 15,000 barrels of recovered oil at any given time.  We maintain our own spill-response resources to mitigate the impact of a spill from a tanker at our refineries until an OSRO can deploy its resources.  Our spill response capability meets the United States Coast Guard and state requirements to either deploy on-water containment equipment two and one-half times the length of a vessel at our dock or have smaller vessels available to recover 50 barrels of oil per day and store 100 barrels of recovered oil at any given time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 21, 2011.

Name	Age	Position	Position Held Since
Gregory J. Goff	54	President and Chief Executive Officer	May 2010
Everett D. Lewis	63	Executive Vice President, Chief Operating Officer	March 2008
Charles S. Parrish	53	Executive Vice President, General Counsel and Secretary	April 2009
G. Scott Spendlove	47	Senior Vice President, Chief Financial Officer	May 2010
Chuck A. Flagg.	57	Senior Vice President, Strategy and Business Development	November 2010
Arlen O. Glenewinkel, Jr.	54	Vice President and Controller	December 2006
Tracy D. Jackson	41	Vice President, Finance and Treasurer	February 2011

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

The following consolidated financial statements of Tesoro Corporation and its subsidiaries are included in Part II, Item 8 of the Annual Report on Form 10-K filed on March 1, 2011:

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
Form of Indenture relating to the 6¼% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.2	—
Form of Indenture relating to the 6⅝% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.3	—
Form of Indenture relating to the 6½% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473)

4.4	—
Form of Indenture relating to the 9¾% Senior Notes due 2019, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).

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

Exhibit Number		Description of Exhibit
†10.19	—	Employment Agreement between the Company and Charles S. Parrish dated as of May 7, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 8, 2009, File No. 1-3473).
†10.20	—	Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).
*10.21	—	Management Stability Agreement between the Company and G. Scott Spendlove, Jr. dated December 31, 2008.
†10.22	—	Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10.23	—	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).
†10.24	—	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).
†10.25	—	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).
†10.26	—	Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).
†10.27	—	Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).
†10.28	—	Board of Directors Deferred Phantom Stock Plan effective January 1, 2009, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).
†10.29	—	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).
†10.30	—	Tesoro Corporation Executive Severance and Change in Control Plan effective January 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January18, 2011, File No. 1-3473).
†10.31	—	Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January18, 2011, File No. 1-3473).
†10.32	—	Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
†10.33	—	Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).
14.1	—	Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3473).
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
**31.1	—	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	—	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit
* 101	—	The following materials from Tesoro Corporation’s Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income (Loss) and Stockholders’ Equity, (iv) Statements of Consolidated CashFlows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
____________

*	Previously filed on March 1, 2011 as an exhibit to our original Annual Report on Form 10-K.
**	Filed herewith as part of this Amendment No. 1 on Form 10-K/A.
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

TESORO CORPORATION
By:	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)
Dated: April 20, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Gregory J. Goff, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Tesoro Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d. Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
Date: April 20, 2011

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, G. Scott Spendlove, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Tesoro Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d. Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Chief Financial Officer
Date: April 20, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report of Tesoro Corporation (the “Company”) on Form 10-K/A for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gregory J. Goff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
Date: April 20, 2011

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report of Tesoro Corporation (the “Company”) on Form 10-K/A for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Scott Spendlove, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Chief Financial Officer
Date: April 20, 2011

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.