Form 10-Q
period 2011-03-31
TESORO CORP /NEW/
filed 2011-05-09
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 143,770,191 shares of the registrant’s Common Stock outstanding at April 30, 2011.

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$724	$648
Receivables, less allowance for doubtful accounts	1,231	908
Inventories	1,467	1,257
Prepayments and other	176	115

Total Current Assets	3,598	2,928

PROPERTY, PLANT AND EQUIPMENT
Refining	6,016	5,984
Retail	660	659
Corporate and other	205	204

Gross Property, Plant and Equipment	6,881	6,847
Less accumulated depreciation and amortization	(1,738)	(1,677)

Net Property, Plant and Equipment	5,143	5,170

OTHER NONCURRENT ASSETS
Acquired intangibles, net	241	246
Other, net	376	388

Total Other Noncurrent Assets	617	634

Total Assets	$9,358	$8,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,338	$1,852
Accrued liabilities	517	492
Current maturities of debt	82	152

Total Current Liabilities	2,937	2,496

DEFERRED INCOME TAXES	682	616
OTHER NONCURRENT LIABILITIES	565	562
DEBT	1,845	1,843
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,637,117 shares issued (149,105,570 in 2010)	25	25
Additional paid-in capital	978	970
Retained earnings	2,505	2,398
Treasury stock, 6,051,893 common shares (5,925,541 in 2010), at cost	(129)	(128)
Accumulated other comprehensive loss	(50)	(50)

Total Stockholders’ Equity	3,329	3,215

Total Liabilities and Stockholders’ Equity	$9,358	$8,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In millions except per share amounts)
REVENUES (a)	$6,526	$4,607

COSTS AND EXPENSES:
Cost of sales (a)	5,735	4,247
Operating expenses	371	373
Selling, general and administrative expenses	95	67
Depreciation and amortization expense	103	100
Loss on asset disposals and impairments	3	22

OPERATING INCOME (LOSS)	219	(202)
Interest and financing costs	(43)	(37)
Foreign currency exchange gain	1	—

EARNINGS (LOSS) BEFORE INCOME TAXES	177	(239)
Income tax expense (benefit)	70	(84)

NET EARNINGS (LOSS)	$107	$(155)

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.76	$(1.11)
Diluted	$0.74	$(1.11)

WEIGHTED AVERAGE COMMON SHARES:
Basic	141.6	139.5
Diluted	144.0	139.5

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$91	$68
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions except per share amounts)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$107	$(155)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	103	100
Amortization of debt issuance costs and discounts	6	4
Loss on asset disposals and impairments	3	22
Stock-based compensation expense	48	13
Deferred income taxes	60	(83)
Excess tax benefits from stock-based compensation arrangements	(4)	(1)
Other changes in non-current assets and liabilities	(9)	(14)
Changes in current assets and current liabilities:
Receivables	(323)	(65)
Inventories	(210)	(241)
Prepayments and other	(54)	(17)
Accounts payable and accrued liabilities	484	402

Net cash from (used in) operating activities	211	(35)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(48)	(86)
Proceeds from asset sales	—	1

Net cash used in investing activities	(48)	(85)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	60	66
Repayments on revolving credit agreements	(130)	(66)
Repayments of debt	—	(1)
Proceeds from stock options exercised	4	3
Repurchases of common stock	(3)	(2)
Excess tax benefits from stock-based compensation arrangements	4	1
Financing costs and other	(22)	(4)

Net cash used in financing activities	(87)	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76	(123)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	648	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$724	$290

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(2)	$(6)
Income taxes paid (refunded), net	$1	$(85)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$17	$15
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
As used in this report, the terms “Tesoro,” “we,” “us,” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.
The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the SEC. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2010, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, to disclose contingent assets and liabilities at the date of the financial statements and to report revenues and expenses for the periods presented. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been disaggregated in order to conform to the current year presentation.
NOTE B — EARNINGS (LOSS) PER SHARE
We compute basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period.
Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Basic:
Net earnings (loss)	$107	$(155)

Weighted average common shares outstanding	141.6	139.5

Basic Earnings (Loss) Per Share	$0.76	$(1.11)

Diluted:
Net earnings (loss)	$107	$(155)

Weighted average common shares outstanding	141.6	139.5
Common stock equivalents	2.4	—

Total diluted shares	144.0	139.5

Diluted Earnings (Loss) Per Share	$0.74	$(1.11)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potentially dilutive common stock equivalents were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Common stock equivalents (a)	—	1.4
Stock options (b)	3.2	5.4

(a)	For the three months ended March 31, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.
NOTE C — INVENTORIES
Components of inventories were as follows (in millions):

	March 31,	December 31,
	2011	2010
Domestic crude oil and refined products	$903	$954
Foreign subsidiary crude oil	439	177
Oxygenates and by-products	28	30
Merchandise	14	14
Materials and supplies	83	82

Total Inventories	$1,467	$1,257

We use the last-in, first-out (“LIFO”) cost method as the primary method to determine the carrying value of domestic crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of oxygenates, by-products, and foreign subsidiary-owned crude oil, using the first-in, first-out (“FIFO”) cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.9 billion and $1.4 billion at March 31, 2011 and December 31, 2010, respectively.
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
We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note E for further information on the Company’s derivative instruments.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at March 31, 2011 or December 31, 2010. The fair values of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

	March 31, 2011	Level 1	Level 2
Assets:
Commodity Futures Contracts	$22	$—	$22
Commodity OTC Swap Contracts	1	—	1
Commodity Forward Contracts	6	—	6

Total Assets	29	—	29

Liabilities:
Commodity Futures Contracts	67	67	—
Commodity OTC Swap Contracts	4	—	4

Total Liabilities	71	67	4

Net Assets (Liabilities)	$(42)	$(67)	$25

	December 31,
	2010	Level 1	Level 2
Assets:
Commodity Futures Contracts	$6	$—	$6
Commodity OTC Swap Contracts	1	—	1
Commodity Forward Contracts	1	—	1

Total Assets	8	—	8

Liabilities:
Commodity Futures Contracts	17	17	—

Total Liabilities	17	17	—

Net Assets (Liabilities)	$(9)	$(17)	$8

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.
The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. At December 31, 2010, the fair value adjustment related to the physical inventory was approximately $4 million. There were no material fair value adjustments to the physical inventory at March 31, 2011.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at March 31, 2011, were approximately $1.9 billion and $2.0 billion, respectively. Both the carrying value and fair value of our debt at December 31, 2010, were approximately $2.0 billion.
The fair value of certain nonfinancial assets measured on a non-recurring basis as of December 31, 2010, were as follows (in millions):

	December 31,
	2010	Level 1	Level 2	Level 3	Total Losses
Assets:
Refining equipment	$4	$—	$—	$4	$20
Goodwill	$36	$—	$—	$36	$10
We continue to evaluate the recoverability of the value of certain capital projects currently in progress. This evaluation resulted in an impairment charge of $20 million related to the deferral of a capital project at our Los Angeles refinery, recognized during the three months ended March 31, 2010. The impairment charge is included in loss on asset disposals and impairments. Equipment specifically manufactured and uniquely configured for this project was written down from a carrying value of $20 million to a fair value of $4 million for a loss of $16 million. The estimated recovery amounts were based on direct equipment cost recoverable if sold to an end user, in the principal or most advantageous market for the asset, in an orderly transaction. An additional $4 million loss was related to certain engineering costs that were determined to not be recoverable. The amounts presented represent our estimates for unobservable inputs that require significant judgment, for which there is little or no market data.
We reviewed the recorded value of goodwill for impairment during the fourth quarter of 2010 as part of our annual goodwill impairment test. This review resulted in a write-off included in loss on asset disposals and impairments. There were no material goodwill or asset impairments, asset retirement obligations or indefinite lived intangible assets that were measured at fair value during the three months ended March 31, 2011.
NOTE E — DERIVATIVE INSTRUMENTS
The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we may use derivative instruments such as options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.
We may use our excess storage capacity in Panama to take advantage of contango markets when the future price of crude oil is higher than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accounting for changes in the fair value of a commodity derivative depends on whether the derivative has been designated in a hedging relationship and whether we have elected the normal purchases and normal sales exception. The accounting for the change in fair value can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting
The primary derivative instruments that we use have the following characteristics. Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At March 31, 2011, we did not have any cash collateral outstanding.
The following table presents the fair value (in millions) and balance sheet classification of our derivative instruments as of March 31, 2011 and December 31, 2010. Net derivative assets and net derivative liabilities are presented in prepayments and other and accrued liabilities in the consolidated balance sheet, respectively. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet, nor will they agree with the fair value information presented in Note D.

	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Fair Value	March 31,	December 31,	March 31,	December 31,
Hedging Instruments:	2011	2010	2011	2010
Commodity Future Contracts	$385	$88	$(427)	$(96)
Commodity OTC Swap Contracts	3	3	(6)	(2)
Commodity Forward Contracts	6	2	—	(1)

Total Derivative Instruments	$394	$93	$(433)	$(99)

	Derivative Assets		Derivative Liabilities
Derivatives Designated as Fair Value	March 31,	December 31,	March 31,	December 31,
Hedging Instruments:	2011	2010	2011	2010
Commodity Future Contracts	$—	$—	$(3)	$(3)

Total Derivative Instruments	$—	$—	$(3)	$(3)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Losses for our non-hedging derivative instruments for the three months ended March 31, 2011 and 2010, were as follows (in millions):

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments (a):	2011	2010
Commodity Future Contracts	$(56)	$(12)
Commodity OTC Swap Contracts	(1)	—
Commodity Forward Contracts	7	—

Total Non-Hedging Derivative Instruments	$(50)	$(12)

(a)	Derivative gains (losses) are recognized in either revenues or cost of sales depending on the purpose for acquiring and holding the derivative. All derivative losses in the three months ended March 31, 2010, were recorded in cost of sales. Derivative losses recognized during the three months ended March 31, 2011, recorded in revenues and cost of sales, were $16 million and $34 million, respectively.
Losses on our fair value hedging derivative instruments during the three months ended March 31, 2011, were as follows (in millions). We did not acquire any fair value hedging derivative instruments during the three months ended March 31, 2010.

	Amount of Loss	Amount of Gain	Amount of Loss
	Recognized in	Recognized in	Recognized in Income
Derivatives Designated as Fair Value	Income on	Income on Hedged	on Ineffective Portion
Hedging Instruments:	Derivatives	Item	of Derivative (c)
Commodity Futures Contracts (b)	$(1)	$—	$(1)

(b)	Gains (losses) recognized in income on the derivative and the hedged item are included in cost of sales in the statements of consolidated operations.

(c)	For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
Open Short Positions
All of our open positions are scheduled to mature within the next twelve months. The information below presents the net volume of outstanding contracts by type of instrument and year of maturity as of March 31, 2011, (volumes in thousands of barrels):

Fair value hedges		Mark-to-market derivatives
Derivative instrument		Derivative instrument and
and Year of maturity	Contract Volumes	Year of maturity	Contract Volumes
Swaps		Swaps
2011	—	2011	1,234
2012	—	2012	71
Futures		Futures
2011	150	2011	4,957
2012	—	2012	25
Forwards		Forwards
2011	—	2011	1,148

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE F — DEBT
For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2.
Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)
We amended our Revolving Credit Facility in March 2011. Modifications included: a change to the total available capacity to $1.85 billion which can be increased up to an aggregate $2.25 billion, subject to receiving increased commitments from the lending group. The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding Tesoro Logistics LP and its subsidiaries and is secured by substantially all of the petroleum inventory, cash and receivables of Tesoro’s active domestic subsidiaries. For additional information regarding Tesoro Logistics LP and the redemption of the Junior Subordinated Notes, see Note L.
At March 31, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.7 billion (based upon a West Texas Intermediate crude oil price of $97 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. As of March 31, 2011, we had no borrowings and $876 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $974 million or 53% of the eligible borrowing base.
Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% at March 31, 2011), or a Eurodollar rate (0.24% at March 31, 2011) plus an applicable margin. The applicable margin at March 31, 2011, was 1.75% in the case of the Eurodollar rate, but varies based upon our Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at an annual rate tied to the applicable margin described above (1.75% at March 31, 2011). We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate of 0.375% as of March 31, 2011. Our Revolving Credit Facility is scheduled to mature, and the committments will terminate, on March 16, 2016, unless the Company does not (a) refinance or pay in full, the Company’s 6¼% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company’s 6⅝% notes due November 2015 on or prior to the stated maturity date, at which point the Revolving Credit Facility would be immediately terminated.
Letter of Credit Agreements
The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At March 31, 2011, we had three separate letter of credit agreements with a total capacity of $540 million, of which $459 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.
Tesoro Panama Company Sociedad Anonima (“TPSA”) Revolving Credit Facility
TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement that expires in October 2011. TPSA is an excluded and unrestricted subsidiary from the Revolving Credit Facility and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA’s assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.
At March 31, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted collateral pool consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement’s capacity based on the net worth of TPSA. As of March 31, 2011, TPSA’s capacity was $350 million, consisting of $245 million under the first facility and $105 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million or $350 million, respectively. At March 31, 2011, we had $80 million in borrowings outstanding under this agreement and letters of credit outstanding of $54 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving borrowings bear interest at a Eurodollar rate plus an applicable margin (2.75% as of March 31, 2011), or an alternative base rate (3.25% as of March 31, 2011) plus an applicable margin (1.75% as of March 31, 2011). Letters of credit outstanding under the TPSA Revolving Credit Facility incur fees at the Eurodollar rate (0.24% as of March 31, 2011) plus an annual base rate (1.75% at March 31, 2011).
NOTE G —BENEFIT PLANS
Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the three months ended March 31, 2011, we voluntarily contributed $12 million to improve the funded status of the plan. The components of pension benefit expense and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2011 and 2010, were (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$7	$10	$1	$4
Interest cost	7	7	1	6
Expected return on plan assets	(5)	(5)	—	—
Amortization of prior service cost (credit)	—	1	(9)	—
Recognized net actuarial loss	5	3	3	—
Recognized curtailment loss	2	1	—	—

Net Periodic Benefit Expense (Income)	$16	$17	$(4)	$10

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
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources, equipment or facilities.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At March 31, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $102 million and $108 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $59 million and $62 million at March 31, 2011 and December 31, 2010, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Washington Refinery Fire
In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the fire. In October 2010, L&I completed its investigation, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of Tesoro’s operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. In January 2011, we filed an appeal of the citation. The EPA and CSB investigations are ongoing. We have incurred charges related to the incident of $2 million and $27 million during the first quarter of 2011 and year ended December 31, 2010, respectively.
In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit, and we currently believe that the outcome will not materially impact our liquidity or consolidated financial position.
Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. We collected $55 million in business interruption insurance recoveries that relate to downtime from April 2010 to August 2010, which were recorded as an offset to cost of sales in the consolidated statement of operations for the year-ended December 31, 2010. We also accrued $12 million for property

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
damage recoveries as an offset to operating expenses. We collected $10 million related to the property damage claims during the three months ended March 31, 2011.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. As a result, we have not established accruals for these matters unless a likelihood of loss may be reasonably possible and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our liquidity, results of operations or consolidated financial position.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.
NOTE I — STOCKHOLDERS’ EQUITY
Our Revolving Credit Agreement and senior notes each limit our restricted payments (as defined) including our ability to pay cash dividends, repurchase stock or make voluntary repayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. See Note J for information relating to stock-based compensation and common stock reserved for exercise of options.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J — STOCK-BASED COMPENSATION
Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three months ended March 31,
	2011	2010
Restricted common stock	$2	$3
Stock options	—	2
Stock appreciation rights	35	5
Phantom stock options	11	3

Total Stock-Based Compensation Expense	$48	$13

The income tax benefit recognized in the income statement for stock-based compensation was $19 million and $5 million for the three months ended March 31, 2011 and 2010, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $10 million and $4 million for the three months ended March 31, 2011 and 2010, respectively.
Restricted Common Stock
The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period using the straight-line method. These awards generally vest in annual increments ratably over three years. Unrecognized compensation cost related to our non-vested restricted stock totaled $13.2 million as of March 31, 2011. This cost is expected to be recognized over a weighted-average period of 1.8 years. The fair value of non-vested restricted common stock as of March 31, 2011, totaled $36.5 million.
A summary of our restricted common stock activity for the three months ended March 31, 2011, is set forth below (shares in thousands):

		Weighted-Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested at January 1, 2011	1,762	$15.46
Granted	29	$25.63
Vested	(406)	$23.03
Forfeited	(26)	$13.73

Nonvested at March 31, 2011	1,359	$13.45

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. These awards generally will become exercisable in annual increments ratably over three years following the date of grant and expire ten years from the date of grant. Total unrecognized compensation cost related to non-vested stock options totaled $3.9 million as of March 31, 2011, which is expected to be recognized over a weighted average period of 1.9 years. The income tax benefit realized from tax deductions associated with stock options exercised during the three months ended March 31, 2011, totaled $4 million. A summary of our stock options for the three months ended March 31, 2011, is presented below (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(In millions)
Outstanding at January 1, 2011	7,428	$23.23	5.0 years	$31
Granted	15	$25.63
Exercised	(529)	$8.44
Forfeited or expired	(5)	$12.93

Outstanding at March 31, 2011	6,909	$24.37	5.0 years	$56

Vested or expected to vest at March 31, 2011	6,909	$24.37	5.0 years	$56

Exercisable at March 31, 2011	6,183	$25.66	4.6 years	$47

Stock Appreciation Rights
A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the three months ended March 31, 2011. We have accrued $68 million and $39 million in accrued liabilities associated with our SARs awards at March 31, 2011 and December 31, 2010, respectively. A summary of our stock appreciation right activity for the three months ended March 31, 2011, is set forth below (shares in thousands):

		Weighted-	Weighted-Average
	Number of	Average	Remaining
	SARs	Exercise Price	Contractual Term
Outstanding at January 1, 2011	7,372	$22.34	4.6 years
Exercised	(544)	$14.13
Forfeited	(79)	$19.57

Outstanding at March 31, 2011	6,749	$23.03	4.3 years

Vested or expected to vest at March 31, 2011	6,748	$23.03	4.3 years

Exercisable at March 31, 2011	4,798	$26.76	4.0 years

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Executive Phantom Stock Options
The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. The executive phantom stock options vest ratably over three years following the date of grant and expire ten years from the date of grant. We did not grant phantom stock options to our executive officers during the three months ended March 31, 2011. We have accrued $21 million and $15 million in other noncurrent liabilities associated with these executive phantom stock option awards at March 31, 2011 and December 31, 2010, respectively. A summary of our executive phantom stock option activity is set forth below (shares in thousands):

		Weighted-Average
	Number of Options	Exercise Price
Outstanding at January 1, 2011	1,487	$14.13
Exercised	(256)

Outstanding at March 31, 2011	1,231	$14.13

NOTE K — OPERATING SEGMENTS
The Company’s revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oils and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 states from Minnesota to Alaska and Hawaii. We do not have significant operations in foreign countries. Therefore, revenue in foreign countries and long-lived assets located in foreign countries are not material to our operations.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Revenues
Refining:
Refined products	$6,270	$4,245
Crude oil resales and other	155	237
Retail:
Fuel (a)	1,115	814
Merchandise and other	52	53
Intersegment sales from Refining to Retail	(1,066)	(742)

Total Revenues	$6,526	$4,607

Segment Operating Income (Loss)
Refining (b)	$303	$(169)
Retail	2	24

Total Segment Operating Income (Loss)	305	(145)
Corporate and unallocated costs	(86)	(57)

Operating Income (Loss)	219	(202)
Interest and financing costs	(43)	(37)
Foreign currency exchange gain	1	—

Earnings (Loss) Before Income Taxes	$177	$(239)

Depreciation and Amortization Expense
Refining	$91	$85
Retail	9	10
Corporate	3	5

Total Depreciation and Amortization Expense	$103	$100

Capital Expenditures
Refining	$38	$65
Retail	3	2
Corporate	1	—

Total Capital Expenditures	$42	$67

	March 31, 2011	December 31, 2010
	(in millions)
Identifiable Assets
Refining	$7,756	$7,303
Retail	642	619
Corporate	960	810

Total Assets	$9,358	$8,732

(a)	Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $91 million and $68 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	Includes a $20 million impairment charge related to refining equipment at our Los Angeles refinery for the three months ended March 31, 2010.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L — INITIAL PUBLIC OFFERING OF TESORO LOGISTICS LP (“TLLP”)
On April 26, 2011, TLLP closed its initial public offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 share over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units was approximately $283 million, net of estimated offering costs and underwriters’ commissions of $31 million. We own a 52% interest in TLLP, including the general partner interest. The initial public offering represented the sale by us of a 48% interest in TLLP. TLLP was formed by Tesoro Corporation to own, operate, develop and acquire crude oil and refined products logistics assets. Headquartered in San Antonio, Texas, TLLP’s initial assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.
On April 26, 2011, TLLP entered into a senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The TLLP Revolving Credit Facility provides for total loan availability of $150 million and permits TLLP to request that the availability be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility. TLLP distributed total proceeds to us of approximately $330 million, which includes $280 million from the offering and $50 million from the TLLP Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. We redeemed the $150 million Junior Subordinated Notes due in 2012 in May 2011 with cash proceeds from the offering.
The TLLP Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.
Borrowings bear interest at either a base rate (3.25% at April 26, 2011), plus the applicable margin, or a Eurodollar rate (0.21% at April 26, 2011), plus an applicable margin. The applicable margin at April 26, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the offering	$314
Offering and underwriters’ costs, net debt issuance costs*	(29)

Proceeds from the offering, net offering and underwriters’ costs	285
Less: Debt issuance costs*	(2)

Net proceeds from the offering	283
Less: Cash retained by TLLP	(3)

Net proceeds to Tesoro from the offering	280
Borrowings under TLLP Revolving	50

Gross proceeds to Tesoro	$330

*	Total offering and underwriters’ costs equal $31 million.
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2011
(in millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$699	$25	$—	$724
Receivables, less allowance for doubtful accounts	7	1,100	124	—	1,231
Inventories	—	1,028	439	—	1,467
Prepayments and other	51	118	7	—	176

Total Current Assets	58	2,945	595	—	3,598

Net Property, Plant and Equipment	—	4,983	160	—	5,143
Investment in Subsidiaries	4,120	(159)	(5)	(3,956)	—
Long-Term Receivables from Affiliates	2,146	—	—	(2,146)	—
Other Noncurrent Assets	49	568	—	—	617

Total Assets	$6,373	$8,337	$750	$(6,102)	$9,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$144	$2,401	$310	$—	$2,855
Current maturities of debt	—	2	80	—	82

Total Current Liabilities	144	2,403	390	—	2,937

Long-Term Payables to Affiliates	—	1,960	186	(2,146)	—
Debt	1,826	19	—	—	1,845
Other Noncurrent Liabilities	1,074	174	(1)	—	1,247
Stockholders’ Equity	3,329	3,781	175	(3,956)	3,329

Total Liabilities and Stockholders’ Equity	$6,373	$8,337	$750	$(6,102)	$9,358

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2010
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2011
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$8,241	$688	$(2,403)	$6,526
Costs and expenses	4	8,023	683	(2,403)	6,307

OPERATING INCOME (LOSS)	(4)	218	5	—	219
Equity in earnings (loss) of subsidiaries	109	(12)	—	(97)	—
Other expense	—	(40)	(2)	—	(42)

EARNINGS (LOSS) BEFORE INCOME TAXES	105	166	3	(97)	177
Income tax expense (benefit) (a)	(2)	71	1	—	70

NET EARNINGS (LOSS)	$107	$95	$2	$(97)	$107

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.
Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$5,824	$559	$(1,776)	$4,607
Costs and expenses	2	6,027	556	(1,776)	4,809

OPERATING INCOME (LOSS)	(2)	(203)	3	—	(202)
Equity in earnings (loss) of subsidiaries	(154)	(7)	—	161	—
Other expense	—	(37)	—	—	(37)

EARNINGS (LOSS) BEFORE INCOME TAXES	(156)	(247)	3	161	(239)
Income tax expense (benefit) (a)	(1)	(84)	1	—	(84)

NET EARNINGS (LOSS)	$(155)	$(163)	$2	$161	$(155)

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$5	$422	$(216)	$—	$211

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(48)	—	—	(48)
Intercompany notes, net	16	—	—	(16)	—

Net cash from (used in) investing activities	16	(48)	—	(16)	(48)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	—	—	60	—	60
Repayments under revolver	—	—	(130)	—	(130)
Proceeds from stock options exercised	4	—	—	—	4
Repurchases of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	4	—	—	4
Net intercompany borrowings (repayments)	—	(291)	275	16	—
Financing costs and other	(22)	—	—	—	(22)

Net cash from (used in) financing activities	(21)	(287)	205	16	(87)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	87	(11)	—	76

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$699	$25	$—	$724

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010
(In millions)

			Non-
	Tesoro	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$2	$(7)	$(30)	$—	$(35)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(86)	—	—	(86)
Intercompany notes, net	1	—	—	(1)	—
Proceeds from asset sales	—	1	—	—	1

Net cash from (used in) investing activities	1	(85)	—	(1)	(85)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	—	—	66
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(1)	—	—	(1)
Proceeds from stock options exercised	3	—	—	—	3
Repurchases of common stock	(2)	—	—	—	(2)
Excess tax benefits from stock-based compensation arrangements	—	1	—	—	1
Net intercompany borrowings (repayments)	—	(34)	33	1	—
Financing costs and other	(4)	—	—	—	(4)

Net cash from (used in) financing activities	(3)	(34)	33	1	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(126)	3	—	(123)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$285	$5	$—	$290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 44 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.
BUSINESS STRATEGY AND OVERVIEW
Strategy and Goals
Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:
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
During the first quarter, the improved margin environment, more reliable refinery utilization, increased throughputs and crude supply advantages have contributed to higher total operating income. We expect to implement our strategy and goals discussed above to strengthen our financial position in 2011. Relative to these goals, during the first quarter of 2011 we:
•	increased operational reliability which resulted in higher utilization of approximately 84% and a 19% increase in total throughputs as compared to the first quarter of 2010. Our utilization in the California and Mid-Continent regions was approximately 94%;

•	announced plans to expand the crude oil throughput capacity at our Mandan, North Dakota refinery from 58,000 bpd to 68,000 bpd. The current expected capital investment for the expansion will be approximately $35 million, including capital spending at Tesoro Logistics, and is expected to be completed by the second quarter of 2012;

•	amended and extended the maturity of the Tesoro Corporation Revolving Credit Facility to 2016. The amended facility includes reductions in borrowing rates and easing of certain covenants; and

•	expanded our retail marketing presence through the addition of wholesale supply contracts for approximately 300 Shell-branded stations in our Mid-Continent region.
Tesoro Logistics LP (“TLLP”)
As part of our business strategy, we formed TLLP to own, operate, develop and acquire crude oil and refined products logistics assets. In April 2011, TLLP completed its initial public offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 share over-allotment option that was exercised by the underwriters. Tesoro Logistics GP, LLC, a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP’s initial assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

TLLP intends to expand its business through organic growth, including constructing new assets, increasing the utilization of existing assets, and by acquiring assets from us and third parties. Although we have historically operated our logistics assets primarily to support our refining and marketing business, we intend to grow our logistics operations in order to maximize the integrated value of our assets within the midstream and downstream value chain. TLLP believes they are well positioned to achieve their primary business objectives and execute business strategies based on the following competitive strengths: long-term fee-based contracts, their relationship with us, assets positioned in the high demand Bakken Shale/Williston Basin area and financial flexibility.
We hold an approximately 52% interest in TLLP, including the interest of the general partner. This interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. We received net proceeds of approximately $280 million from this offering, after deducting underwriting discounts, structuring and advisory fees, and estimated offering expenses of $31 million. TLLP retained $3.0 million for working capital purposes and $2.0 million in connection with entering into their revolving credit facility.
Effective on the closing date of the offering, TLLP entered into a senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions, which will provide for borrowings under a revolving credit facility with total loan availability of $150 million. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility. TLLP distributed total proceeds to us of $330 million, which includes $280 million from the offering and $50 million from the TLLP Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. We redeemed the $150 million Junior Subordinated Notes due in 2012 in May 2011 with cash proceeds from the offering. The TLLP Revolving Credit Facility is non-recourse to Tesoro, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. For additional information regarding our credit facilities, see “Capital Resources and Liquidity.”

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the offering	$314
Offering and underwriters’ costs, net debt issuance costs*	(29)

Proceeds from the offering, net offering and underwriters’ costs	285
Less: Debt issuance costs*	(2)

Net proceeds from the offering	283
Less: Cash retained by TLLP	(3)

Net proceeds to Tesoro from the offering	280
Borrowings under TLLP Revolving	50

Gross proceeds to Tesoro	$330

*	Total offering and underwriters’ costs equal $31 million.
Industry Overview
Our profitability is heavily influenced by the cost of crude oil, the aggregate value of the products we make from that crude oil and changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.
Crude Oil and Product Price Analysis
Average Key Commodity Prices and Differentials
(Dollars per barrel)

The U.S. economy continues its gradual recovery despite rising commodity prices and geopolitical risk concerns. U.S. oil statistics show signs of demand growth in the first quarter of 2011, most apparent in nationwide demand but to a lesser extent on the West Coast. A similar pattern is evident in labor market trends, where both the unemployment rate and initial unemployment claims show higher declines in nationwide data than in West Coast data. The nationwide unemployment rate fell by 0.6% over the course of the first quarter of 2011, while nationwide weekly initial unemployment claims broke below 400,000 for the first time since the third quarter of 2008. The California unemployment rate had declined 0.5% year to date through March 31, 2011.
Stronger economic growth has been seen in emerging Asian markets, where recovery started over a year ago. Recovery in Asian oil demand has outpaced recovery in North American and European markets, and this demand growth has been reflected in Singapore refining margins. U.S. refined product exports have increased for both West and Gulf Coast refiners in the first quarter of 2011 due to stronger Asian refined product prices and weather-related oil demand strength in certain Latin American markets.
Recovery in Asian markets has improved global middle distillate values. During the first quarter of 2011, U.S. West Coast benchmark diesel fuel margins increased by approximately 28% as compared to the fourth quarter of 2010. Additionally, West Coast gasoline margins were up 23% from the fourth quarter of 2010.
Outlook
Several events occurred in the first quarter of 2011 for which the effects are still difficult to predict accurately but, in the short-term, have impacted global commodity prices and other economic indicators. Although our financial position has not been directly impacted by these events, we are uncertain what the long-term effects will be.
The effects of the earthquake and resulting tsunami and nuclear accidents in Japan are impacting supply and demand in oil markets, particularly for low sulfur fuel oil for power generation. Additionally, the macroeconomic effects have already begun to impact the global economy as reductions in Japanese exports of automotive components, semiconductors and other intermediates are causing a variety of manufacturing and assembly bottlenecks globally, the magnitude of which remains uncertain.
The Libyan oil export disruption has increased uncertainty related to the supply of crude oil. Other OPEC member countries have reportedly increased production, but concerns remain as to the duration and magnitude of decreased Libyan supply, how effectively OPEC can replace the quality of the disrupted Libyan barrels and how reduced OPEC excess capacity could impact OPEC’s ability to manage crude oil supply during other future events.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. including:
•	escalating crude oil prices;

•	higher fuel efficiency standards for vehicles;

•	mandated renewable fuels standards;

•	potential and enacted climate change legislation, including the EPA regulation of greenhouse gas emissions under the Clean Air Act; and

•	competing refineries being built overseas.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Summary
Our net earnings were $107 million ($0.74 per diluted share) for the three months ended March 31, 2011 (“2011 Quarter”), compared with a net loss of $155 million ($1.11 per diluted share) for the three months ended March 31, 2010 (“2010 Quarter”). The increase in net earnings of $1.85 per diluted share during the 2011 Quarter was primarily due to the following:
•	significantly higher industry distillate and gasoline margins driven by increased fuel exports and feedstock advantages recognized in the Mid-Continent region;

•	a significant increase in the total throughput of our refining system;

•	a $20 million impairment charge during the 2010 Quarter related to the deferral of a capital project at our Los Angeles refinery; and

•	a $7 million after-tax charge during the 2010 Quarter as a result of the passage of health care legislation.
The increase in net earnings during the 2011 Quarter relative to the 2010 Quarter was partially offset by the following:
•	increased losses on derivative instruments of $39 million, and

•	a $37 million increase in incentive and stock-based compensation expense.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions except
Refining Segment	per barrel amounts)
Revenues
Refined products (a)	$6,270	$4,245
Crude oil resales and other	155	237

Total Revenues	$6,425	$4,482

Throughput (thousand barrels per day)
Heavy crude (b)	186	167
Light crude	338	276
Other feedstocks	37	28

Total Throughput	561	471

% Heavy Crude Oil of Total Refining Throughput (b)	33%	35%

Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	289	233
Jet fuel	79	70
Diesel fuel	126	94
Heavy oils, residual products, internally produced fuel and other	100	103

Total Yield	594	500

Gross refining margin ($/throughput barrel) (c)	$14.33	$6.36

Manufacturing Cost before Depreciation and Amortization Expense ($/throughput bbl) (c)	$5.22	$5.94

(a)	Refined products sales include intersegment sales to our retail segment at prices, which approximate market of $1.1 billion and $742 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)	Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions except
Refining Segment	per barrel amounts)
Segment Operating Income (Loss)
Gross refining margin (d)	$724	$270
Expenses
Manufacturing costs	264	252
Other operating expenses	56	72
Selling, general and administrative expenses	8	9
Depreciation and amortization expense (e)	91	85
Loss on asset disposals and impairments (f)	2	21

Segment Operating Income (Loss)	$303	$(169)

Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	325	284
Jet fuel	86	89
Diesel fuel	130	97
Heavy oils, residual products and other	74	77

Total Refined Product Sales	615	547

Refined Product Sales Margin ($/barrel) (g)
Average sales price	$113.33	$87.08
Average costs of sales	99.98	82.82

Refined Product Sales Margin	$13.35	$4.26

(d)	Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $5 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(e)	Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.72 and $1.88 for the three months ended March 31, 2011 and 2010, respectively.

(f)	Includes a $20 million impairment charge related to refining equipment at our Los Angeles refinery for the three months ended March 31, 2010. Loss on asset disposals and impairments is included in the refining segment operating income but excluded from the regional operating costs per barrel.

(g)	Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions
Refining Data by Region	except per barrel amounts)
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (h)	248	190
Gross refining margin	$372	$132
Gross refining margin ($/throughput barrel) (c)	$16.66	$7.74
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$6.68	$8.84

Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day)	135	122
Gross refining margin	$163	$64
Gross refining margin ($/throughput barrel) (c)	$13.39	$5.85
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$4.08	$4.36

Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	69	66
Gross refining margin	$(19)	$—
Gross refining margin ($/throughput barrel) (c)	$(3.05)	$0.05
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$4.69	$2.78

Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (h)	109	93
Gross refining margin	$203	$72
Gross refining margin ($/throughput barrel) (c)	$20.77	$8.60
Manufacturing cost before depreciation and amortization expense (c) ($/throughput bbl)	$3.65	$4.34

(h)	There were no major turnarounds at our refineries during the 2011 Quarter; however, we experienced reduced throughput due to scheduled turnarounds at our Golden Eagle and Utah refineries during the 2010 Quarter.
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Overview. Operating income for our refining segment increased by $472 million, or 279%, to $303 million during the 2011 Quarter as compared to the 2010 Quarter. The increase is primarily due to an improved margin environment and higher refinery throughput during the 2011 Quarter.
Gross Refining Margins. Our gross refining margin per barrel increased by $7.97 per barrel, or 125%, to $14.33 per barrel in the 2011 Quarter as compared to the 2010 Quarter, reflecting stronger industry margins in both the Mid-Continent and West Coast markets. Industry distillate and gasoline margins on the U.S. West Coast increased approximately 139% and 35%, respectively. Our margins were driven by advantaged crude cost relative to industry benchmarks and reliable operating performance during the quarter. In the Mid-Continent region, crude oils priced off WTI traded at a significant discount to waterborne crude oil benchmarks due to over supplied inventories of domestic inland crude oils. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $454 million during the 2011 Quarter as compared to the 2010 Quarter. Our Mid-Pacific gross refining margin per barrel decreased by $3.10 per barrel to $(3.05) per barrel in the 2011 Quarter as compared to the 2010 Quarter, reflecting increased crude oil costs and lagging refined product prices.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $51 million during the 2011 Quarter versus $12 million during the 2010 Quarter as crude oil prices increased significantly during the 2011 Quarter compared to marginal increases during the 2010 Quarter.
Refining Throughput. Total refining throughput increased 90 thousand barrels per day (“Mbpd”), or 19%, to 561 Mbpd during the 2011 Quarter as compared to the 2010 Quarter due to increased reliability at our California and Mid-Continent refineries combined with turnarounds at our Golden Eagle and Utah refineries in the 2010 Quarter.
Refined Products Sales. Revenues from sales of refined products increased $2.0 billion, or 48% to $6.3 billion in the 2011 Quarter as compared to the 2010 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $26.25 per barrel, or 30%, to $113.33 per barrel in the 2011 Quarter as compared to the 2010 Quarter, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 68 Mbpd, or 12%, to 615 Mbpd in the 2011 Quarter as compared to the 2010 Quarter. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional retail site supply agreements.
Costs of Sales and Expenses. Our average costs of sales increased by $17.16 per barrel, or 21%, to $99.98 per barrel during the 2011 Quarter as compared to the 2010 Quarter, reflecting higher crude oil prices impacted by global market events discussed in “Business Strategy and Overview.” Manufacturing and other operating expenses decreased by $4 million, or 1%, to $320 million in the 2011 Quarter as compared to the 2010 Quarter despite higher refining throughputs. The decreases were primarily related to the changes to our post-retirement medical and pension benefit programs in 2010. The loss on asset disposals and impairments in the 2010 Quarter primarily relates to the deferral of a capital project at our Los Angeles refinery, which resulted in a write-down to fair value of equipment.

	Three Months Ended
	March 31,
	2011	2010
Retail Segment	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,115	$814
Merchandise and other	52	53

Total Revenues	$1,167	$867

Fuel Sales (millions of gallons)	355	316
Fuel Margin ($/gallon) (a) (c)	$0.14	$0.23
Merchandise Margin (in millions)	$12	$12
Merchandise Margin (percent of revenues)	26%	26%
Average Number of Stations (during the period)
Company-operated	380	386
Branded jobber/dealer (b)	719	498

Total Average Retail Stations	1,099	884

Segment Operating Income
Gross Margins
Fuel (c)	$49	$72
Merchandise and other non-fuel	18	18

Total Gross Margins	67	90
Expenses
Operating expenses	51	49
Selling, general and administrative expenses	4	6
Depreciation and amortization expense	9	10
Loss on asset disposals and impairments	1	1

Segment Operating Income	$2	$24

(a)	Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with U.S. GAAP.

(b)	Reflects the phased expansion of our branded marketing presence through the addition of wholesale supply contracts for approximately 300 Shell-branded stations predominantly in the Mid-Continent region.

(c)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Operating Income. Operating income for our retail segment decreased $22 million, or 92%, to $2 million during the 2011 Quarter as compared to the 2010 Quarter due to a significant decrease in fuel margin per gallon. Retail fuel margin per gallon decreased 39% to $0.14 per gallon during the 2011 Quarter leading fuel gross margins to decline $23 million from the 2010 Quarter. During the 2011 Quarter, rapidly rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted retail margins. This was partially offset by a 39 million gallon, or 12%, increase in fuel sales volumes during the 2011 Quarter as compared to the 2010 Quarter led by the addition of wholesale supply contracts for approximately 300 Shell-branded stations which transitioned in the 2011 Quarter. Merchandise and other non-fuel gross margin remained constant at $18 million during the 2011 Quarter. As a result, total gross margin decreased $23 million, or 26%, to $67 million during the 2011 Quarter as compared to the 2010 Quarter.

Fuel sales revenues increased $301 million, or 37%, to $1.1 billion in the 2011 Quarter as compared to $814 million in the 2010 Quarter, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from the 2010 Quarter due to higher prices for purchased fuel. Our expenses remained relatively consistent as compared to the 2010 Quarter.
Consolidated Results of Operations
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $28 million, or 42%, to $95 million in the 2011 Quarter from $67 million in the 2010 Quarter. The increase was primarily due to the impact of higher stock prices on stock-based compensation expense recorded for our stock appreciation rights and phantom stock options which increased by $30 million and $8 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period using a Black-Scholes method where stock price is a significant assumption. Our stock price increased 45% and 3% during the 2011 and 2010 Quarters, respectively.
Interest and Financing Costs. Interest and financing costs increased $6 million, or 16%, to $43 million in the 2011 Quarter from $37 million during the 2010 Quarter. The increase reflects interest on borrowings outstanding under the TPSA Revolving Credit Facility, which was entered into in October 2010.
Income Tax Provision. Our income tax expense totaled $70 million in the 2011 Quarter versus a benefit of $84 million in the 2010 Quarter. The combined federal and state effective income tax rate was 40% and 35% during the 2011 Quarter and the 2010 Quarter, respectively. The 2010 Quarter benefit was reduced by $7 million of income tax expense related to health care legislation enacted in the 2010 Quarter.
CAPITAL RESOURCES AND LIQUIDITY
Overview
We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 44 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.
Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2011 with $724 million of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility and $80 million in borrowings under the TPSA Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had borrowing ability under our credit agreements as follows (in millions):

		Amount	Outstanding
	Total	Borrowed	Letters	Available
	Capacity	to date	of Credit	Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$876	$974
Letter of Credit Agreements	540	—	459	81
TPSA Revolving Credit Facility	350	80	54	216

Total credit agreements	$2,740	$80	$1,389	$1,271

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

Credit Facilities
Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)
We amended our Revolving Credit Facility in March 2011. Modifications included: a change to the total available capacity to $1.85 billion which can be increased up to an aggregate $2.25 billion, subject to receiving increased commitments from the lending group. The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding Tesoro Logistics LP and its subsidiaries and is secured by substantially all of the petroleum inventory, cash and receivables of Tesoro’s active domestic subsidiaries.
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
Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants for the three months ended March 31, 2011.
At March 31, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $2.7 billion (based upon a West Texas Intermediate crude oil price of $97 per barrel), consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. As of March 31, 2011, we had unused credit availability of approximately 53% of the eligible borrowing base.
Borrowings under the Revolving Credit Facility bear interest at either a base rate (3.25% at March 31, 2011), or a Eurodollar rate (0.24% at March 31, 2011) plus an applicable margin. The applicable margin at March 31, 2011, was 1.75% in the case of the Eurodollar rate, but varies based upon our Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at an annual rate tied to the applicable margin described above (1.75% at March 31, 2011). We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate of 0.375% as of March 31, 2011. Our Revolving Credit Facility is scheduled to mature, and the committments will terminate, on March 16, 2016, unless the Company does not (a) refinance or pay in full, the Company’s 6¼% notes due in November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company’s 6⅝% notes due November 2015 on or prior to the stated maturity date, at which point the Revolving Credit Facility would be immediately terminated.

Letter of Credit Agreements
The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At March 31, 2011, we had three separate letter of credit agreements. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.
Tesoro Panama Company Sociedad Anonima (“TPSA”) Revolving Credit Facility
As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. TPSA, entered into a 364-day uncommitted, secured revolving credit agreement that expires in October 2011. TPSA is an excluded and unrestricted subsidiary from the Revolving Credit Facility and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA’s assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.
At March 31, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted collateral pool consisting of TPSA eligible receivables and petroleum inventories, net of reserves or the agreement’s capacity based on the net worth of TPSA. As of March 31, 2011, TPSA’s capacity was $350 million, consisting of $245 million under the first facility and $105 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million or $350 million, respectively. During the 2011 Quarter we reduced our borrowings under this facility by $70 million.
Revolving borrowings bear interest at a Eurodollar rate plus an applicable margin (2.75% as of March 31, 2011), or an alternative base rate (3.25% as of March 31, 2011) plus an applicable margin (1.75% as of March 31, 2011). Letters of credit outstanding under the TPSA Revolving Credit Facility incur fees at the Eurodollar rate of (0.24% as of March 31, 2011) plus an annual base rate (1.75% at March 31, 2011).
The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA’s financial results that, among other things, limit TPSA’s ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined) and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of March 31, 2011.
TLLP Revolving Credit Facility
On April 26, 2011, TLLP entered into a senior secured revolving credit agreement, the TLLP Revolving Credit Facility, with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The TLLP Revolving Credit Facility provides for total loan availability of $150 million and permits TLLP to request that the availability be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility. TLLP distributed total proceeds to us of $330 million, which includes $280 million from the offering and $50 million from the TLLP Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. We redeemed the $150 million Junior Subordinated Notes due in 2012 in May 2011 with cash proceeds from the offering.
TLLP Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.
Borrowings bear interest at either a base rate (3.25% at April 26, 2011), plus the applicable margin or a Eurodollar rate (0.21% at April 26, 2011), plus an applicable margin. The applicable margin at April 26, 2011, was 1.50% in the case of the base rate and 2.50% in the case of the Eurodollar rate but varies based upon Consolidated Leverage Ratio, as defined. The annual rate of commitment fees is 0.50%.

The TLLP Revolving Credit Facility contains affirmative and negative covenants that, among other things, limit or restrict TLLP’s ability (as well as those of TLLP’s subsidiaries) to:
•	incur certain additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from its subsidiaries under certain conditions;

•	dispose of assets in excess of an annual threshold amount;

•	make certain amendments, modifications or supplements to organization documents and material contracts;

•	engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into non-arm’s-length transactions with affiliates.
Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios.
Capitalization
Our capital structure at March 31, 2011, was comprised of the following (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	80
9 3/4% Senior Notes Due 2019 (net of unamortized discount of $10)	290
6 1/2% Senior Notes Due 2017	500
6⅝% Senior Notes Due 2015	450
6 1/4% Senior Notes Due 2012	450
Junior subordinated notes due 2012 (net of unamortized discount of $14)	136
Capital lease obligations and other	21

Total Debt	1,927
Stockholders’ Equity	3,329

Total Capitalization	$5,256

At March 31, 2011, our debt to capitalization ratio decreased to 37% compared to 38% at year-end 2010, reflecting earnings during the first quarter of 2011 and a reduction in outstanding borrowings of $70 million on the TPSA Revolving Credit Facility.
Cash Flow Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2011	2010
Cash Flows From (Used in):
Operating activities	$211	$(35)
Investing activities	(48)	(85)
Financing activities	(87)	(3)

Increase (Decrease) in Cash and Cash Equivalents	$76	$(123)

Net cash from operating activities during the 2011 Quarter totaled $211 million, as compared to net cash used in the 2010 Quarter of $35 million. The significant increase in net cash from operating activities of $246 million was primarily due to higher cash earnings. Net cash used in investing activities decreased $37 million, or 44%, to $48 million in the 2011 Quarter as compared to $85 million in the 2010 Quarter due to decreased capital expenditures. Net cash used in financing activities during the 2011 Quarter totaled $87 million as compared to $3 million in the 2010 Quarter. The significant increase of net cash used in financing activities of $84 million is primarily due to repayments on the TPSA Revolving Credit Facility and increased financing costs related to our revolving credit facilities.
Working capital requirements (excluding cash) used $153 million in the quarter ending March 31, 2011, primarily related to net repayments of $70 million of borrowings on the TPSA Revolving Credit Facility. A significant increase in crude and product prices during the quarter increased inventory values and related payables, trade receivables and prepayments of derivative margin accounts. Additionally, feedstock inventories increased by approximately 2 million barrels from December 31, 2010, in preparation for historically higher demand periods during the summer months.
Capital Expenditures
Our 2011 capital budget is $380 million. Our capital budget excludes our expected spending to expand the crude oil throughput capacity of the Mandan, North Dakota refinery from 58,000 barrels per day to 68,000 barrels per day by the second quarter of 2012, subject to permitting requirements. The current expected capital investment for the expansion will be approximately $35 million, including capital spending by TLLP. The expansion will allow the refinery to process additional crude from the nearby Bakken Shale/Williston Basin area delivered via the Tesoro High Plains Pipeline system.
Capital spending during the 2011 Quarter was $42 million. Our 2011 Quarter and 2011 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of	Percent of
	2011 Quarter Capital	2011 Expected Capital
Project Category	Spending	Spending
Regulatory	50%	40%
Sustaining	35%	30%
Income Improvement	15%	30%
See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.
Refinery Turnaround Spending
We spent $9 million for refinery turnarounds and catalysts during the 2011 Quarter, primarily at our California refineries. During the remainder of 2011, we expect to spend approximately $150 million, which is within our 2011 refinery turnaround and catalyst budget, primarily at our Golden Eagle and Los Angeles refineries. Refining throughput and yields will be affected by scheduled turnarounds at our Golden Eagle refinery during the second and fourth quarters and our Los Angeles refinery during the third quarter.
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
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls, or make other modifications to certain emission sources, equipment or facilities.
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
On May 6, 2011, we met with the U.S. Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) to discuss potential claims by the EPA under the Clean Air Act concerning our Alaska, Washington, Golden Eagle and Hawaii refineries. At this meeting, DOJ and EPA alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at each of these refineries. We previously received a notice of violation in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the notice of violation arise from a 2007 state of Alaska inspection and inspections by EPA in 2008 and 2010. We are evaluating these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 13.95 billion gallons in 2011, and rise to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels.
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap-and-trade requirements, are being developed by the California Air Resources Board, will take effect in 2012, and will be fully implemented by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot currently predict its impact on our financial position, results of operations and liquidity. We currently have $5 million accrued related to this matter for agency fees in 2011.
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

Environmental Liabilities
We are, and expect to continue, incurring expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At March 31, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $102 million and $108 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.
We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007, in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $59 million and $62 million at March 31, 2011 and December 31, 2010, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. Amounts recorded for environmental liabilities have not been reduced for possible insurance recoveries.
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
Washington Refinery Fire
In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.
In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit, and we currently believe that the outcome will not materially impact our liquidity or consolidated financial position.
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

We collected $55 million in business interruption insurance recoveries that relate to downtime from April 2010 to August 2010, which were recorded as an offset to cost of sales in the consolidated statement of operations for the year ended December 31, 2010. We have filed additional business interruption insurance claims for the period subsequent to August 2010 through the time the refinery began running at planned rates and expect to settle remaining matters in the first half of 2011. We originally filed claims for $22 million in property damages and recorded $12 million in property insurance recoveries, net of the $10 million deductible. These amounts were recorded in operating expenses in the consolidated statement of operations in 2010, and payments related to the property damage claims were received in three months ended March 31, 2011. We do not believe that this tragic incident will have a material adverse effect on our financial position or results of operations.
Other Matters
In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. As a result, we have not established accruals for these matters unless a likelihood of loss may be reasonably possible and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our liquidity, results of operations or consolidated financial position.
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
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a Notice of Violation (“NOV”) from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.
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
Environmental Capital Expenditures
The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $85 million through 2013 at five of our refineries to comply with the regulations, including $11 million spent in the first quarter of 2011. Our California refineries will not require capital spending to meet the benzene reduction standards.
We have evaluated alternatives for the wharves at our Golden Eagle refinery to meet engineering and maintenance standards issued by the State of California in February 2006. These alternatives could significantly reduce our capital spending requirements. Based on the updated alternatives, we expect to spend $15 million through 2013. The timing is being evaluated and subject to change.
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
Many of these factors, as well as other factors, are described in our filings with the SEC. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Quarterly Report on Form 10-Q.
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
Tesoro Refining and Marketing Company
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
Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 503 Mbpd, would change annualized pre-tax operating income by approximately $184 million.
We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 29 million barrels and 27 million barrels at March 31, 2011 and December 31, 2010, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2011, was approximately $47 per barrel on a LIFO basis, compared to market prices of approximately $118 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures and over-the-counter swaps and options, generally with durations of less than one year. Our hedging strategies are continuously monitored.
We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. We elected for Tesoro Refining and Marketing Company not to designate derivative instruments as fair value hedges during the three months ended March 31, 2010 and 2011. We use fair value hedge accounting for a portion of our TPSA inventory.
Net earnings during the 2011 and 2010 first quarters included net losses of $51 million and $12 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

		Three Months Ended
	March 31,
	2011		2010
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior year	5	$11	1	$(2)
Realized gain (loss) on settled derivative positions	103	(18)	78	3
Unrealized loss on open net short derivative positions	8	(44)	1	(13)

Net loss		$(51)		$(12)

Note:	This table includes derivative positions associated with crude oil hedges held by TPSA.
Our open positions at March 31, 2011, will expire at various times primarily during 2011 and 2012. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 8 million barrels at March 31, 2011, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $8 million.
Tesoro Panama Company Sociedad Anonima (“TPSA”)
We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 6 million barrels in open derivative positions at March 31, 2011, entered into to manage exposure to commodity price risks associated with TPSA. The sensitivity analysis, as it relates to these derivative instruments on a stand-alone basis, would not materially change the fair value of trading derivative instruments or pre-tax operating income.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. Beginning in August 2009, we have entered into forward contracts of Canadian dollars to manage monthly exchange rate fluctuations. As of March 31, 2011, we had a forward contract to purchase 70.1 million Canadian dollars that matured on April 25, 2011. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.
ITEM 4. CONTROLS AND PROCEDURES
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
During the quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 6, 2011, we met with the U.S. Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) to discuss potential claims by the EPA under the Clean Air Act concerning our Alaska, Washington, Golden Eagle and Hawaii refineries. At this meeting, DOJ and EPA alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at each of these refineries. We previously received a notice of violation in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the notice of violation arise from a 2007 state of Alaska inspection and inspections by EPA in 2008 and 2010. We are evaluating these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
In April 2011, we received a Notice of Violation (“NOV”) from the California Air Resources Board (“CARB”). The CARB alleges certain batches of fuels produced in 2009 and 2010 at our Golden Eagle and Los Angeles refineries violated fuel standards within the California Code of Regulations. We are investigating the allegations but do not believe the ultimate resolution of the NOV will have a material effect on our results of operations or our financial position.
In April 2011, we received an offer from the California Attorney General’s office to settle alleged violations at twelve of our retail gasoline sites in California for $500,000. In February 2011, we received notice from the California Attorney General that the State Water Resources Control Board referred an investigation to the Attorney General alleging violations of the California Health and Safety Code at these sites. The allegations relate to the testing, monitoring, repairing and reporting of information concerning the underground storage tanks at the sites. We are evaluating the allegations, but we believe the resolution of this matter will not have a material impact on our results of operations or financial position.
In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of six of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit, and we currently believe that the outcome will not materially impact our liquidity or consolidated financial position.
ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended March 31, 2011.

	Total Number of Shares	Average Price Paid
Period	Purchased*	per Share
January 2011	45,844	$19.25
February 2011	80,508	$23.64
March 2011	—	$—

Total	126,352

*	All of the shares acquired during the three-month period ended March 31, 2011, were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not acquired under a stock repurchase program.

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473)

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

10.2	Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3	Contribution, Conveyance and Assumption Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4	Omnibus Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5	Transportation Services Agreement (SLC Short Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6	Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Statements of Consolidated Operations, (iii) Condensed Statements of Consolidated Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Submitted electronically herewith.
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

TESORO CORPORATION
Date: May 9, 2011	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP dated April 26, 2011. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473)

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

10.2	Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3	Contribution, Conveyance and Assumption Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4	Omnibus Agreement, dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5	Transportation Services Agreement (SLC Short Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6	Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Tesoro Corporation’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Statements of Consolidated Operations, (iii) Condensed Statements of Consolidated Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Submitted electronically herewith.
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