Form 10-Q
period 2011-06-30
TESORO CORP /NEW/
filed 2011-08-08
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ………………to …………………

Commission File Number 1‑3473

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95‑0862768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)
210‑626-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☑

There were 143,885,371 shares of the registrant's Common Stock outstanding at July 31, 2011.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$607	$648
Receivables, less allowance for doubtful accounts	1,376	908
Inventories	1,855	1,257
Prepayments and other	205	115
Total Current Assets	4,043	2,928
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	6,860	6,847
Less accumulated depreciation and amortization	(1,785)	(1,677)
Net Property, Plant and Equipment	5,075	5,170
OTHER NONCURRENT ASSETS
Acquired intangibles, net	237	246
Other, net	383	388
Total Other Noncurrent Assets	620	634
Total Assets	$9,738	$8,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,295	$1,852
Accrued liabilities	539	492
Current maturities of debt	57	152
Total Current Liabilities	2,891	2,496
DEFERRED INCOME TAXES	773	616
OTHER NONCURRENT LIABILITIES	562	562
DEBT	1,666	1,843
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY
TESORO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,918,449 shares issued (149,105,570 in 2010)	25	25
Additional paid-in capital	988	970
Retained earnings	2,723	2,398
Treasury stock, 6,079,310 common shares (5,925,541 in 2010), at cost	(132)	(128)
Accumulated other comprehensive loss	(50)	(50)
Total Tesoro Corporation Stockholders' Equity	3,554	3,215
NONCONTROLLING INTEREST	292	—
Total Equity	3,846	3,215
Total Liabilities and Stockholders' Equity	$9,738	$8,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions except per share amounts)
REVENUES (a)	$7,963	$5,143	$14,489	$9,750

COSTS AND EXPENSES:
Cost of sales (a)	6,985	4,492	12,720	8,739
Operating expenses	372	348	743	721
Selling, general and administrative expenses	27	42	122	109
Depreciation and amortization expense	106	108	209	208
Loss on asset disposals and impairments	54	10	57	32
OPERATING INCOME (LOSS)	419	143	638	(59)
Interest and financing costs	(60)	(37)	(103)	(74)
Foreign currency exchange gain (loss)	(2)	1	(1)	1
EARNINGS (LOSS) BEFORE INCOME TAXES	357	107	534	(132)
Income tax expense (benefit)	135	40	205	(44)
NET EARNINGS (LOSS)	222	67	329	(88)
Less net income attributable to noncontrolling interest	4	—	4	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$218	$67	$325	$(88)
NET EARNINGS (LOSS) PER SHARE:
Basic	$1.54	$0.48	$2.29	$(0.63)
Diluted	$1.52	$0.47	$2.26	$(0.63)
WEIGHTED AVERAGE COMMON SHARES:
Basic	142.6	140.5	142.1	140.0
Diluted	144.4	142.5	144.2	140.0
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$92	$71	$183	$139
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$329	$(88)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	209	208
Amortization of debt issuance costs and discounts	10	8
Loss on asset disposals and impairments	57	32
Equity-based compensation expense	35	14
Write-off of unamortized debt issue costs and discounts	13	—
Deferred income taxes	156	(41)
Excess tax benefits from equity-based compensation arrangements	(7)	(2)
Other changes in non-current assets and liabilities	(50)	(91)
Changes in current assets and current liabilities:
Receivables	(469)	96
Inventories	(597)	(450)
Prepayments and other	(75)	(44)
Accounts payable and accrued liabilities	478	297
Net cash from (used in) operating activities	89	(61)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(112)	(159)
Proceeds from asset sales	1	1
Net cash used in investing activities	(111)	(158)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	115	66
Repayments on revolving credit agreements	(160)	(66)
Repayments of debt	(244)	(1)
Proceeds from stock options exercised	7	3
Proceeds from issuance of common units -Tesoro Logistics LP	288	—
Repurchases of common stock	(7)	(3)
Excess tax benefits from equity-based compensation arrangements	7	2
Financing costs and other	(25)	(4)
Net cash used in financing activities	(19)	(3)

DECREASE IN CASH AND CASH EQUIVALENTS	(41)	(222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	648	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$607	$191
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$62	$57
Income taxes paid (refunded), net	$61	$(105)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$16	$19
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

As used in this report, the terms “Tesoro,” “we,” “us,” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words "we," "us," or "our" generally include Tesoro Logistics LP ("TLLP") and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, "TLLP" or the "Partnership" refers to TLLP and its consolidated subsidiaries.

The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The consolidated balance sheet at December 31, 2010, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes.

New Accounting Standards

Presentation of Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ("ASU") in June 2011 regarding the presentation of comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. We are reviewing the impact of this ASU on the presentation of our financial statements but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements and Disclosures

The FASB issued an ASU in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This standard is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP, is a publicly traded limited partnership that was formed to own, operate, develop and acquire crude oil and refined products logistics assets. Its assets are integral to the success of Tesoro's refining and marketing operations and are used to gather, transport and store crude oil and to distribute, transport and store refined products. The initial assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Initial Public Offering

On April 26, 2011, TLLP completed the initial public offering (the "Offering") of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units were approximately $286 million, net of offering expenses (the "Offering Costs") and debt issuance costs. As of June 30, 2011, we owned a 52% interest in TLLP, including the 2% general partner interest. We are TLLP's primary beneficiary and therefore we consolidate TLLP into our financial results. The initial public offering represented the sale by us of a 48% interest in TLLP. Our interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. All intercompany transactions with TLLP are eliminated in our consolidated balances.

The following table is a reconciliation of proceeds from the offering (in millions):

Reconciliation of Cash Proceeds
Total proceeds from the Offering	$314
Less: Offering Costs, net of debt issuance costs	(26)
Proceeds from the Offering, net of Offering Costs	288
Less: Debt issuance costs	(2)
Net proceeds from the Offering	286
Less: Cash retained by TLLP	(3)
Net proceeds distributed to Tesoro from the Offering	283
Add: Borrowings under the TLLP Revolving Credit Facility	50
Distribution to Tesoro	$333
Effective on the closing date of the offering, TLLP entered into a senior secured revolving credit agreement ("TLLP Revolving Credit Facility") with a syndicate of banks and financial institutions, which will provide for borrowings under a revolving credit facility with total loan availability of $150 million. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. TLLP is an excluded subsidiary under our Revolving Credit Facility. For additional information regarding our credit facilities, see Note G.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial Agreements

TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. We do not provide financial or equity support through any liquidity arrangements and/or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under the following long-term, fee-based commercial agreements:

•	a 10-year pipeline transportation services agreement under which TLLP provides crude oil gathering and transportation services within the High Plains system;

•
a two-year crude oil trucking transportation services agreement under which TLLP will provide trucking related services and scheduling and dispatching services through the High Plains truck-based crude oil gathering operation;

•	a 10-year master terminalling services agreement under which TLLP will provide terminalling services at eight refined products terminals;

•	a 10-year pipeline transportation services agreement under which TLLP will transport crude oil and refined products through short-haul pipelines in Salt Lake City ("SLC"); and

•	a 10-year storage and transportation services agreement under which TLLP will provide crude oil and refined product storage and transportation between our Utah refinery and the storage facility.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity at the SLC storage facility and the pipelines connecting the storage facility to our Utah refinery. The fees under each agreement are indexed for inflation and, except for the trucking transportation services agreement, give us the option to renew for two five-year terms. The trucking transportation services agreement will renew automatically for up to four successive two-year terms unless earlier terminated by us or TLLP. Additionally, these agreements include provisions that permit us to suspend, reduce or terminate our obligations under the applicable agreement if certain events occur after one year of continuing minimum payments.

In addition to the commercial agreements described above, we also entered into the following agreements with TLLP:

Omnibus Agreement. We entered into an omnibus agreement with TLLP at the closing of the offering under which we agree not to compete with TLLP under certain circumstances. It also grants a right of first offer to TLLP for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses the payment of an annual fee to us, initially in the amount of $2.5 million, for the provision of various general and administrative services. We also will reimburse TLLP for certain maintenance and expansion capital expenditures and indemnify them for certain matters, including environmental, title and tax matters.

Operational Services Agreement. We entered into an operational services agreement with TLLP at the closing of the offering under which TLLP will reimburse us for the provision of certain operational services in support of their pipelines, terminals and storage facility.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP is a consolidated variable interest entity. The TLLP condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In millions)
ASSETS
Cash and cash equivalents (a)	$10	$—
Receivables, less allowance for doubtful accounts
Trade (a)	—	—
Affiliate	8	4
Other current assets (a)	1	—
Net Property, Plant and Equipment (a)	134	132
Other Noncurrent Assets (a)	2	—
TOTAL ASSETS	$155	$136

LIABILITIES
Accounts payable
Trade (a)	$1	$2
Affiliate	4	—
Accrued liabilities (a)	2	3
Other Noncurrent Liabilities (a)	—	2
Debt (a)	50	—
Equity	98	129
TOTAL LIABILITIES AND EQUITY	$155	$136
(a)    Included in the condensed consolidated balance sheet of Tesoro Corporation.

NOTE C – EARNINGS (LOSS) PER SHARE

We compute basic earnings (loss) per share by dividing net earnings (loss) attributable to Tesoro Corporation shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock outstanding during the period.

Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$218	$67	$325	$(88)
Weighted average common shares outstanding	142.6	140.5	142.1	140.0
Basic Earnings (Loss) Per Share	$1.54	$0.48	$2.29	$(0.63)
Diluted:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$218	$67	$325	$(88)
Weighted average common shares outstanding	142.6	140.5	142.1	140.0
Common stock equivalents	1.8	2.0	2.1	0.0
Total diluted shares	144.4	142.5	144.2	140.0
Diluted Earnings (Loss) Per Share	$1.52	$0.47	$2.26	$(0.63)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Common stock equivalents (a)	—	—	—	1.7
Stock options (b)	3.1	6.0	3.1	5.7
________________

(a)	For the six months ended June 30, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	June 30, 2011	December 31, 2010
Domestic crude oil and refined products	$1,337	$954
Foreign subsidiary crude oil	385	177
Oxygenates and by-products	35	30
Merchandise	14	14
Materials and supplies	84	82
Total Inventories	$1,855	$1,257

We use the last-in, first-out (“LIFO”) cost method as the primary method to determine the carrying value of domestic crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of oxygenates, by-products, and foreign subsidiary-owned crude oil, using the first-in, first-out (“FIFO”) cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.9 billion and $1.4 billion at June 30, 2011 and December 31, 2010, respectively.

NOTE E – FAIR VALUE MEASUREMENTS

We classify financial assets and financial liabilities into the following fair value hierarchy:

•	level 1 - quoted prices in active markets for identical assets and liabilities;

•	level 2 - quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note F for further information on the Company's derivative instruments.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at June 30, 2011 or December 31, 2010.

The fair values of our derivative assets and liabilities by level within the fair value hierarchy were as follows (in millions):

	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Commodity Futures Contracts	$25	$25	$—	$—
Commodity OTC Swap Contracts	2	—	2	—
Commodity Forward Contracts	—	—	—	—
Total Assets	27	25	2	—

Liabilities:
Commodity Futures Contracts	3	—	3	—
Commodity OTC Swap Contracts	6	—	6	—
Commodity Forward Contracts	2	—	2	—
Total Liabilities	11	—	11	—
Net Assets (Liabilities)	$16	$25	$(9)	$—

	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Commodity Futures Contracts	$6	$—	$6	$—
Commodity OTC Swap Contracts	1	—	1	—
Commodity Forward Contracts	1	—	1	—
Total Assets	8	—	8	—

Liabilities:
Commodity Futures Contracts	17	17	—	—
Total Liabilities	17	17	—	—
Net Assets (Liabilities)	$(9)	$(17)	$8	$—

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. At December 31, 2010, the fair value adjustment related to the physical inventory was approximately $4 million. There were no material fair value adjustments to the physical inventory at June 30, 2011.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at June 30, 2011, were approximately $1.7 billion and $1.8 billion, respectively. Both the carrying value and fair value of our debt at December 31, 2010, were approximately $2.0 billion.

The fair value of certain nonfinancial assets measured on a non-recurring basis as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011	Level 1	Level 2	Level 3	Total Losses
Assets:
Refining equipment and engineering costs	$9	—	—	9	$48

	December 31, 2010	Level 1	Level 2	Level 3	Total Losses
Assets:
Refining equipment, materials and engineering costs	$4	—	—	4	$20
Goodwill	$36	—	—	36	$10

We continue to evaluate the recoverability of the value of certain capital projects currently in progress. For one project at our Los Angeles refinery, regulations issued by California's South Coast Air Quality Management District (the "District") required emission of nitrogen oxides to be reduced by the end of 2010 at our Los Angeles refinery. Our initial plan in 2007 to meet this regulation was to replace our power cogeneration units and steam boilers with more efficient equipment. We began construction for this project in 2008. In 2009, we determined that air emissions credits could be used to meet this requirement in the short-term, which would allow us to defer capital expenditures related to this project and we incurred a $12 million impairment charge to cancel an equipment order. In 2010, we revised our capital plan to further defer certain components of this project and during the first quarter of 2010, incurred an impairment charge of $20 million related to this change in scope. Equipment, materials and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $24 million to a fair value of $4 million.

During the second quarter of 2011, we concluded that we now expect to sell, rather than use, specific equipment related to the change in scope of this capital project. The equipment and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $57 million to a fair value of $9 million during the three months ended June 30, 2011, resulting in a $48 million loss included in loss on asset disposals and impairments. The estimated fair value was based on amounts recoverable if sold to an end user, in the principal or most advantageous market for the assets, in an orderly transaction. The amounts presented represent our estimates for unobservable inputs that require significant judgment, for which there is little or no market data.

We reviewed the recorded value of goodwill for impairment during the fourth quarter of 2010 as part of our annual goodwill impairment test. This review resulted in a write-off related to our Hawaii refinery included in loss on asset disposals and impairments. There were no material goodwill impairments, asset retirement obligations or indefinite lived intangible assets that were measured at fair value during the six months ended June 30, 2011.

NOTE F - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from the Company's refineries, terminals, retail operations and customers. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we may use derivative instruments such as options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We may use our excess storage capacity in Panama to take advantage of contango markets when the future price of crude oil is higher than the current spot price. We use commodity derivatives to manage price risk and hedge crude oil held in connection with these arbitrage opportunities.

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

The primary derivative instruments that we use have the following characteristics. Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At June 30, 2011, we had approximately $6 million of cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of June 30, 2011 and December 31, 2010. Net derivative assets and net derivative liabilities are presented in prepayments and other and accrued liabilities in the consolidated balance sheet, respectively. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet, nor will they agree with the fair value information presented in Note E.

	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commodity Futures Contracts	$197	$88	$(175)	$(96)
Commodity OTC Swap Contracts	3	3	(7)	(2)
Commodity Forward Contracts	1	2	(3)	(1)
Total Derivative Instruments	$201	$93	$(185)	$(99)

	Derivative Assets		Derivative Liabilities
Derivatives Designated as Fair Value Hedging Instruments:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commodity Futures Contracts	$—	$—	$—	$(3)
Total Derivative Instruments	$—	$—	$—	$(3)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our non-hedging derivative instruments for the three and six months ended June 30, 2011 and 2010, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments (a):	2011	2010	2011	2010
Commodity Futures Contracts	$88	$10	$32	$(2)
Commodity OTC Swap Contracts	2	8	1	8
Commodity Forward Contracts	(8)	—	(1)	—
Total Non-Hedging Derivative Instruments	$82	$18	$32	$6
________________

(a)
Derivative gains (losses) are recognized in either revenues or cost of sales depending on the purpose for acquiring and holding the derivative. All derivative gains for the three and six months ended June 30, 2010, were recorded in cost of sales. Derivative gains recognized during the three months ended June 30, 2011, recorded in revenues and cost of sales, were $12 million and $70 million, respectively. Derivative gains recognized during the six months ended June 30, 2011, recorded in cost of sales was $32 million. There were no amounts recognized in revenues for the six months ended June 30, 2011.

Gains (losses) on our fair value hedging derivative instruments during the three and six months ended June 30, 2011, were as follows (in millions). We did not acquire any fair value hedging derivative instruments during the three and six months ended June 30, 2010.

Derivatives Designated as Fair Value Hedging Instruments:	Amount of Gain Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Hedged Item	Amount of Loss Recognized in Income on Ineffective Portion of Derivative (c)
Three months ended June 30, 2011
Commodity Futures Contracts (b)	$4	$(4)	$—
Six months ended June 30, 2011
Commodity Futures Contracts (b)	$3	$(4)	$(1)
________________

(b)	Gains (losses) recognized in income on the derivative and the hedged item are included in cost of sales in the statements of consolidated operations.

(c)
For fair value hedges, no component of the derivative instruments' gains or losses was excluded from the assessment of hedges effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Open Long (Short) Positions

All of our open positions are scheduled to mature within the next twelve months. The information below presents the net volume of outstanding contracts by type of instrument and year of maturity as of June 30, 2011 (volumes in thousands of barrels):

Fair value hedges		Mark-to-market derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes	Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Swaps		Swaps
2011	—	2011	6,080
2012	—	2012	—
Futures		Futures
2011	(59)	2011	(5,571)
2012	—	2012	(51)
Forwards		Forwards
2011	—	2011	(2,270)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE G – DEBT

Our Total Debt at June 30, 2011 and December 31, 2010, was comprised of the following (in millions):

Debt, including current maturities:	June 30, 2011	December 31, 2010
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company Sociedad Anonima ("TPSA") Revolving Credit Facility	55	150
Tesoro Logistics LP ("TLLP") Revolving Credit Facility	50	—
Junior subordinated notes due 2012 (net of unamortized discount of $16)	—	134
6¼% Senior Notes Due 2012	356	450
65/8% Senior Notes Due 2015	450	450
6½% Senior Notes Due 2017	500	500
9¾% Senior Notes Due 2019 (net of unamortized discount of $10)	290	290
Capital lease obligations and other	22	21
Total Debt	$1,723	$1,995

For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

6 1/4% Senior Notes due 2012

From time to time, we may purchase our 6 1/4% Senior Notes due 2012 in the open market or in privately negotiated transactions. The timing and amount of debt repurchases, if any, will depend on available cash, market conditions and other considerations.

During the second quarter of 2011, we repurchased $94 million of principal related to these notes through the open market for an aggregate purchase price of $100 million, including accrued interest and premiums, which are included in interest and financing costs in the consolidated statement of operations for the three and six months ended June 30, 2011.

Junior Subordinated Notes due 2012

We redeemed the $150 million Junior Subordinated Notes due 2012 in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with the Notes, which is included in interest and financing costs in the consolidated statement of operations for the three and six months ended June 30, 2011.

Credit Facilities Overview

Our credit facilities as of June 30, 2011 were subject to the following expenses and fees.

Credit Facility	Eurodollar Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion)	0.19%	1.75%	3.25%	—%	0.375%
TPSA Revolving Credit Facility ($500 million)	0.19%	2.75%	3.25%	1.75%	—%
TLLP Revolving Credit Facility ($150 million)	0.19%	2.50%	3.25%	1.50%	0.50%

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

We amended our Revolving Credit Facility in March 2011. The total available capacity was changed to $1.85 billion, which, subject to receiving increased commitments from the lending group, can be increased up to an aggregate $2.25 billion. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding Tesoro Logistics GP, Tesoro Logistics LP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is not a guarantor of the Revolving Credit Facility. For additional information regarding Tesoro Logistics LP, see Note B.

At June 30, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.1 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $103 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. As of June 30, 2011, we had no borrowings and $772 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $1.1 billion or 58% of the eligible borrowing base.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

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

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At June 30, 2011, we had three separate letter of credit agreements with a total capacity of $490 million, of which $222 million was outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement that expires in October 2011. TPSA is an excluded and unrestricted subsidiary from the Revolving Credit Facility and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

At June 30, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. In June 2011, we increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At June 30, 2011, we had $55 million in borrowings outstanding under this agreement and letters of credit outstanding of $95 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP Revolving Credit Facility

On April 26, 2011, TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature three years from execution and will terminate on April 25, 2014.

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	June 30, 2011	December 31, 2010
Refining	$5,997	$5,984
Retail	659	659
Corporate	204	204
Property, plant and equipment, at cost	6,860	6,847
Accumulated depreciation	(1,785)	(1,677)
Net property, plant and equipment	$5,075	$5,170

See discussion of impairments of long-lived assets in Note E.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the six months ended June 30, 2011, we voluntarily contributed $24 million to improve the funded status of the plan.

The components of pension benefit expense and other postretirement benefit expense included in the condensed statements of consolidated operations for the three and six months ended June 30, 2011 and 2010, were (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$7	$10	$14	$20
Interest cost	8	7	15	14
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of prior service cost	—	1	—	2
Recognized net actuarial loss	5	4	10	7
Recognized curtailment loss	1	3	3	4
Net Periodic Benefit Expense	$16	$20	$32	$37

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$2	$4	$3	$8
Interest cost	1	5	2	11
Amortization of prior service credit	(10)	—	(19)	—
Recognized net actuarial loss	3	1	6	1
Recognized curtailment gain	—	(48)	—	(48)
Net Periodic Benefit Income	$(4)	$(38)	$(8)	$(28)

NOTE J - COMMITMENTS AND CONTINGENCIES

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $10 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At June 30, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $98 million and $108 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007 in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $58 million and $62 million at June 30, 2011 and December 31, 2010, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries related to this matter.

We have investigated conditions at certain active wastewater treatment units at our Golden Eagle Refinery.  The investigation was driven by an order from the San Francisco Bay Regional Water Quality Control Board that named us as well as two previous owners of the Golden Eagle Refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the incident. In October 2010, L&I completed its investigation, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I's characterizations of Tesoro's operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency's conclusions are mistaken. In January 2011, we filed an appeal of the citation. The EPA and CSB investigations are ongoing. We have incurred charges related to the incident of $4 million and $27 million during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. These amounts do not include insurance recoveries.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim and annual results of operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected, $32 million was recorded in second quarter of 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in the second quarter of 2011 and $12 million was recorded in the fourth quarter of 2010.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. As a result, we have not established accruals for these matters unless a likelihood of loss may be reasonably possible and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or liquidity.

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

Environmental

In May 2011 and again in July 2011, we met with the U.S. Department of Justice ("DOJ") and the U.S. Environmental Protection Agency ("EPA") to discuss potential claims by the EPA under the Clean Air Act concerning our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. At these meetings, the DOJ and EPA alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at each of these refineries. We previously received a notice of violation ("NOV") in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a NOV from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - STOCKHOLDERS' EQUITY

See Note L for information relating to stock-based compensation and common stock reserved for exercise of options. Changes to equity during the six months ended June 30, 2011 are presented below:

	Tesoro Corporation Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$3,215	$—	$3,215
Net earnings	325	4	329
Net proceeds from issuance of common units - TLLP	—	288	288
Shares issued for equity-based compensation awards and benefit plans	7	—	7
Excess tax benefits from equity-based compensation arrangements	6	—	6
Stock option and restricted common stock amortization	6	—	6
Repurchases of common stock (a)	(7)	—	(7)
Other	2	—	2
Balance at June 30, 2011	$3,554	$292	$3,846
_________________

(a)	Represents shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.

NOTE L - STOCK-BASED COMPENSATION

Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock appreciation rights	$(13)	$(4)	$22	$1
Phantom stock options	(5)	(2)	6	1
Restricted common stock	2	4	4	7
Restricted stock units	1	1	1	1
Performance share awards	1	—	1	—
Market stock units	1	—	1	—
Stock options	—	2	—	4
Total Stock-Based Compensation Expense (Credit)	$(13)	$1	$35	$14

We have aggregated expenses for certain award types as they are not considered significant. The income tax benefit recognized in the income statement for stock-based compensation was $12 million and $6 million for the six months ended June 30, 2011 and 2010, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $15 million and $5 million for the six months ended June 30, 2011 and 2010, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the six months ended June 30, 2011. We have accrued $53 million and $39 million in liabilities associated with our SARs awards at June 30, 2011 and December 31, 2010, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our stock appreciation right activity for the six months ended June 30, 2011, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	7,372	$22.34	4.6 years
Exercised	(723)
Forfeited	(150)
Outstanding at June 30, 2011	6,499	$23.25	4.1 years
Vested or expected to vest at June 30, 2011	6,498	$23.25	4.1 years
Exercisable at June 30, 2011	4,731	$26.74	3.8 years

Executive Phantom Stock Options

The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant phantom stock options to our executive officers during the six months ended June 30, 2011. We have accrued $17 million and $15 million in other noncurrent liabilities associated with these executive phantom stock option awards at June 30, 2011 and December 31, 2010, respectively.

A summary of our executive phantom stock option activity is set forth below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	1,487	$14.13	8.1 years
Exercised	(256)
Forfeited	(65)
Outstanding at June 30, 2011	1,166	$14.13	7.6 years
Vested or expected to vest at June 30, 2011	1,166	$14.13	7.6 years
Exercisable at June 30, 2011	1,166	$14.13	7.6 years

Performance Share Awards

In May 2011, we granted performance share awards under the 2011 Long-Term Incentive Plan. The vesting percentages of these equity awards, range from 0-200%, and are tied to certain performance measures or market conditions over a three year performance period. Both types of performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated using a Monte Carlo simulation. The estimated fair value of these performance share awards is generally amortized over a three year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index, or return on capital employed, which is measured against the performance peer group. Total unrecognized compensation cost related to non-vested performance share awards totaled $7 million as of June 30, 2011, which is expected to be recognized over a weighted average period of 2.8 years. As of June 30, 2011, the fair value of each outstanding non-vested performance share award was $22.91. A summary of our performance share award activity is set forth below (units in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2011	—	$—
Granted	264	$31.90
Nonvested at June 30, 2011	264	$31.90

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

In May 2011, we granted market stock units under the 2011 Long-Term Incentive Plan. These market stock units represent the right to receive a target number of shares that will vest at the end of a three year performance period. The number of shares ultimately issued will be based on Tesoro's stock price changes over the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation. The estimated fair value of these market stock units is amortized over a three year vesting period using the straight-line method. Total unrecognized compensation cost related to non-vested market stock units totaled $13 million as of June 30, 2011, which is expected to be recognized over a weighted average period of 2.8 years. A summary of our market stock unit award activity is set forth below (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Intrinsic Value
			(In millions)
Nonvested at January 1, 2011	—	$—	$—
Granted	426	$34.45
Nonvested at June 30, 2011	426	$34.45	$8

NOTE M - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 states from Minnesota to Alaska and Hawaii. We do not have significant operations in foreign countries. Therefore, revenue in foreign countries and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	(In millions)
Refining:
Refined products	$7,635	$4,661	$13,905	$8,906
Crude oil resales and other	186	351	341	588
Retail:
Fuel (a)	1,354	886	2,469	1,700
Merchandise and other	57	57	109	110
Intersegment sales from Refining to Retail	(1,269)	(812)	(2,335)	(1,554)
Total Revenues	$7,963	$5,143	$14,489	$9,750
Segment Operating Income (Loss)
Refining (b)	$399	$150	$702	$(19)
Retail	38	30	40	54
Total Segment Operating Income	437	180	742	35
Corporate and unallocated costs	(18)	(37)	(104)	(94)
Operating Income (Loss) (c)	419	143	638	(59)
Interest and financing costs	(60)	(37)	(103)	(74)
Foreign currency exchange gain (loss)	(2)	1	(1)	1
Earnings (Loss) Before Income Taxes	$357	$107	$534	$(132)
Depreciation and Amortization Expense
Refining	$94	$93	$185	$178
Retail	10	10	19	20
Corporate	2	5	5	10
Total Depreciation and Amortization Expense	$106	$108	$209	$208
Capital Expenditures
Refining	$55	$75	$93	$140
Retail	4	2	7	4
Corporate	4	—	5	—
Total Capital Expenditures	$63	$77	$105	$144
______________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $92 million and $71 million for the three months ended June 30, 2011 and 2010, respectively, and $183 million and $139 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
Includes impairment charges related to the change in scope of a capital project at our Los Angeles refinery of $48 million for the three and six months ended June 30, 2011, and $20 million for the six months June 30, 2010. Includes charges related to the Washington refinery incident of $12 million for the three and six months ended June 30, 2010. The loss on asset disposals and impairments is included in refining segment operating income but excluded from the regional operating costs per barrel.

(c)
Includes a $48 million gain for the three and six months ended June 30, 2010, from the elimination of postretirement life insurance benefits for current and future retirees, and $37 million in business interruption and property damage recoveries for the three and six months ended June 30, 2011.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2011	2010
Identifiable Assets:
Refining	$8,259	$7,303
Retail	643	619
Corporate	836	810
Total Assets	$9,738	$8,732

NOTE N - SUBSEQUENT EVENTS
Stock-based Compensation Dilution Management Program
On August 3, 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the repurchase of approximately 0.7 million shares related to 2011 awards granted and described in Note L to offset their potential dilutive effect. The Board also authorized a program to repurchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs.

NOTE O - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the "Parent"), subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015, 6 1/2% senior notes due 2017, and 9 3/4% senior notes due 2019. TLLP, in which we have a 52% ownership interest, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro's subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro's outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$562	$45	$—	$607
Receivables, less allowance for doubtful accounts	6	1,252	118	—	1,376
Inventories	—	1,470	385	—	1,855
Prepayments and other	65	124	16	—	205
Total Current Assets	71	3,408	564	—	4,043
Net Property, Plant and Equipment	—	4,853	222	—	5,075
Investment in Subsidiaries	4,217	(251)	216	(4,182)	—
Long-Term Receivables from Affiliates	2,115	—	—	(2,115)	—
Other Noncurrent Assets	46	572	52	(50)	620
Total Assets	$6,449	$8,582	$1,054	$(6,347)	$9,738
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$89	$2,342	$403	$—	$2,834
Current maturities of debt	—	2	55	—	57
Total Current Liabilities	89	2,344	458	—	2,891
Long-Term Payables to Affiliates	—	2,063	52	(2,115)	—
Debt	1,647	19	50	(50)	1,666
Other Noncurrent Liabilities	1,159	177	(1)	—	1,335
Equity-Tesoro Corporation	3,554	3,979	203	(4,182)	3,554
Equity-Noncontrolling interest	—	—	292	—	292
Total Liabilities and Stockholders' Equity	$6,449	$8,582	$1,054	$(6,347)	$9,738

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$612	$36	$—	$648
Receivables, less allowance for doubtful accounts	8	719	181	—	908
Inventories	—	1,080	177	—	1,257
Prepayments and other	29	78	8	—	115
Total Current Assets	37	2,489	402	—	2,928
Net Property, Plant and Equipment	—	5,008	162	—	5,170
Investment in Subsidiaries	4,011	(147)	(5)	(3,859)	—
Long-Term Receivables from Affiliates	2,037	—	88	(2,125)	—
Other Noncurrent Assets	34	597	3	—	634
Total Assets	$6,119	$7,947	$650	$(5,984)	$8,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$76	$1,940	$328	$—	$2,344
Current maturities of debt	—	2	150	—	152
Total Current Liabilities	76	1,942	478	—	2,496
Long-Term Payables to Affiliates	—	2,125	—	(2,125)	—
Debt	1,823	20	—	—	1,843
Other Noncurrent Liabilities	1,005	174	(1)	—	1,178
Equity-Tesoro Corporation	3,215	3,686	173	(3,859)	3,215
Total Liabilities and Stockholders' Equity	$6,119	$7,947	$650	$(5,984)	$8,732

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,964	$960	$(2,961)	$7,963
Costs and expenses	1	9,557	947	(2,961)	7,544
OPERATING INCOME (LOSS)	(1)	407	13	—	419
Equity in earnings (loss) of subsidiaries	224	(5)	21	(240)	—
Other expense	—	(58)	(4)	—	(62)
EARNINGS (LOSS) BEFORE INCOME TAXES	223	344	30	(240)	357
Income tax expense (a)	1	133	1	—	135
NET EARNINGS (LOSS)	222	211	29	(240)	222
Less net income attributable to noncontrolling interest	—	—	4	—	4
NET INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$222	$211	$25	$(240)	$218
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$6,657	$526	$(2,040)	$5,143
Costs and expenses	1	6,513	526	(2,040)	5,000
OPERATING INCOME (LOSS)	(1)	144	—	—	143
Equity in earnings (loss) of subsidiaries	67	(7)	—	(60)	—
Other expense	—	(36)	—	—	(36)
EARNINGS (LOSS) BEFORE INCOME TAXES	66	101	—	(60)	107
Income tax expense (benefit) (a)	(1)	40	1	—	40
NET EARNINGS (LOSS)	$67	$61	$(1)	$(60)	$67
_______________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$18,205	$1,648	$(5,364)	$14,489
Costs and expenses	5	17,580	1,630	(5,364)	13,851
OPERATING INCOME (LOSS)	(5)	625	18	—	638
Equity in earnings (loss) of subsidiaries	333	(17)	21	(337)	—
Other expense	—	(98)	(6)	—	(104)
EARNINGS (LOSS) BEFORE INCOME TAXES	328	510	33	(337)	534
Income tax expense (benefit) (a)	(1)	204	2	—	205
NET EARNINGS (LOSS)	329	306	31	(337)	329
Less net income attributable to noncontrolling interest	—	—	4	—	4
NET INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$329	$306	$27	$(337)	$325
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$12,481	$1,085	$(3,816)	$9,750
Costs and expenses	3	12,540	1,082	(3,816)	9,809
OPERATING INCOME (LOSS)	(3)	(59)	3	—	(59)
Equity in earnings (loss) of subsidiaries	(87)	(14)	—	101	—
Other expense	—	(73)	—	—	(73)
EARNINGS (LOSS) BEFORE INCOME TAXES	(90)	(146)	3	101	(132)
Income tax expense (benefit) (a)	(2)	(44)	2	—	(44)
NET EARNINGS (LOSS)	$(88)	$(102)	$1	$101	$(88)
_______________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$31	$162	$(104)	$—	$89
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(111)	(1)	—	(112)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	59	—	—	(59)	—
Net cash from (used in) investing activities	59	(110)	(1)	(59)	(111)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	—	—	115	—	115
Repayments under revolver	—	—	(160)	—	(160)
Repayments of debt	(243)	(1)	—	—	(244)
Proceeds from stock options exercised	7	—	—	—	7
Excess tax benefits from equity-based compensation arrangements	—	7	—	—	7
Repurchases of common stock	(7)	—	—	—	(7)
Proceeds from issuance of common units-Tesoro Logistics LP	—	—	288	—	288
Net intercompany borrowings (repayments)	—	(265)	206	59	—
Distributions to General Partner	50	—	(50)	—	—
Distributions to Common unitholders	31	39	(70)	—	—
Distributions to Subordinated unitholders	95	118	(213)	—	—
Financing costs and other	(23)	—	(2)	—	(25)
Net cash from (used in) financing activities	(90)	(102)	114	59	(19)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(50)	9	—	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$562	$45	$—	$607

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$3	$199	$(263)	$—	$(61)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(158)	(1)	—	(159)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	1	—	—	(1)	—
Net cash from (used in) investing activities	1	(157)	(1)	(1)	(158)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	—	—	66
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(1)	—	—	(1)
Proceeds from stock options exercised	3	—	—	—	3
Repurchases of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Net intercompany borrowings (repayments)	—	(272)	271	1	—
Financing costs and other	(4)	—	—	—	(4)
Net cash from (used in) financing activities	(4)	(271)	271	1	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(229)	7	—	(222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$182	$9	$—	$191

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 51 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the first half of 2011, the improved margin environment, more reliable refinery utilization, increased throughputs and focus on commercial excellence have contributed to higher total operating income. We continue to implement our strategy and goals discussed above to strengthen our financial position in 2011. Relative to these goals, during the first half of 2011 we:

•
announced plans to expand the crude oil throughput capacity at our Mandan, North Dakota refinery from 58 thousand barrels per day ("Mbpd") to 68 Mbpd. The current expected capital investment for the expansion will be approximately $35 million, and is expected to be completed by the second quarter of 2012;

•
announced plans to supply crude oil by rail from the Bakken Shale/Williston Basin area in eastern Montana and western North and South Dakota to our Washington refinery. The project includes loading and unloading facilities and dedicated rail cars called a unit train and is expected to deliver up to 30 thousand barrels per day of Bakken crude oil into the refinery. Bakken crude oil is high quality and cost advantaged and will allow the Company to decrease dependence on foreign waterborne feedstocks and declining Alaska North Slope production. The Company intends to offer these assets to Tesoro Logistics LP (“TLLP”). The current expected capital investment for the facility will be approximately $50 million and is expected to take approximately one year to complete;

•
announced plans to replace the vacuum distillation unit at our Los Angeles refinery. The new unit will increase the refinery's clean product yield and reduce petroleum coke production at current crude rates. Additionally, the project will allow the refinery to reduce overall greenhouse gas emissions. The capital investment for the unit upgrade is expected to be approximately $40 million, and is currently scheduled to be completed by the third quarter of 2012, subject to permitting requirements;

•	re-paid the $150 million Junior Subordinated Notes in May 2011 and reduced our debt outstanding related to our 6 1/4% Senior Notes due 2012 by $94 million through open market repurchases of our debt;

•	amended and extended the maturity of the Tesoro Corporation Revolving Credit Facility to 2016. The amended facility includes reductions in borrowing rates and easing of certain covenants; and

•	expanded our marketing presence through the addition of wholesale supply contracts on the west coast and in the mid-continent region including the addition of approximately 300 branded stations.
Tesoro Logistics LP
As part of our business strategy, we formed TLLP to own, operate, develop and acquire crude oil and refined products logistics assets. In April 2011, the initial public offering of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 share over-allotment option that was exercised by the underwriters, was completed. Tesoro Logistics GP, LLC, a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP's initial assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP intends to expand its business by acquiring assets from us and third parties through organic growth, including constructing new assets and increasing the utilization of existing assets. Although we have historically operated our logistics assets primarily to support our refining and marketing business, we intend to grow our logistics operations in order to maximize the integrated value of our assets within the midstream and downstream value chain. TLLP believes they are well positioned to achieve their primary business objectives and execute business strategies based on the following competitive strengths: long-term fee-based contracts, their relationship with us, assets positioned in the high demand Bakken Shale/Williston Basin area and financial flexibility.
We hold an approximately 52% interest in TLLP, including the interest of the general partner. This interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. We received net proceeds of approximately $283 million from this offering, after deducting offering expenses (the "Offering Costs") and debt issuance costs. TLLP retained $3 million for working capital purposes and paid $2 million in connection with entering into their revolving credit facility.

Effective on the closing date of the offering, TLLP entered into a senior secured revolving credit agreement ("TLLP Revolving Credit Facility") with a syndicate of banks and financial institutions, which will provide for borrowings under a revolving credit facility with total loan availability of $150 million. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility. TLLP distributed total proceeds to us of $333 million, which includes $283 million from the offering and $50 million from the TLLP Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. For additional information regarding our credit facilities, see "Capital Resources and Liquidity."

Reconciliation of Cash Proceeds (In millions)
Total proceeds from the Offering	$314
Less: Offering Costs, net of debt issuance costs	(26)
Proceeds from the Offering, net of Offering Costs	288
Less: Debt issuance costs	(2)
Net proceeds from the Offering	286
Less: Cash retained by TLLP	(3)
Net proceeds distributed to Tesoro from the Offering	283
Add: Borrowings under the TLLP Revolving Credit Facility	50
Distribution to Tesoro	$333

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Crude Oil and Product Price Analysis

Average Key Commodity Prices and Differentials
(Dollars per barrel)

The U.S. economy continues its gradual recovery despite commodity price volatility, geopolitical risk concerns and European financial market uncertainty. The slow pace of employment growth over the past year is one of the main reasons for the gradual recovery. The nationwide unemployment rate increased by 0.4% in the second quarter of 2011 to 9.2%. In California, a key market area for Tesoro, the state's unemployment rate fell by only 0.2%, to 11.8%, from March 2011 to June 2011.
Stronger economic growth has been seen in emerging Asian markets, where recovery started over a year ago. U.S. refined product exports remained above historical averages for both West and Gulf Coast refiners in the first and beginning of the second quarters of 2011 due to economic and weather-related oil demand strength in certain Latin American markets and stronger Asian refined product prices. Net U.S. exports of the three principle light products (gasoline, jet, diesel) reached record levels in April with over 1 million barrels per day exported.
These exports have been led primarily by distillate as the recovery in Asian markets has improved global middle distillate values. Strong Asian refining crack spreads and continued strength in U.S. light product exports provided additional support during the quarter. During the second quarter of 2011, U.S. West Coast benchmark diesel fuel and gasoline margins remained relatively flat compared to the first quarter of 2011. However, U.S. West Coast benchmark diesel fuel margins were up nearly 40% from the 2010 second quarter, while U.S. West Coast benchmark gasoline margins fell approximately 12% as compared to the 2010 second quarter. Higher consumer gasoline prices combined with the slow economic recovery continued to keep gasoline demand growth from recovering and continued to weaken gasoline margins. Rising retail gasoline prices, which peaked in May, had a negative impact on gasoline demand.
The price spread between mid-continent crudes and world crudes continues to widen in an unprecedented manner. As of January 1, 2011, the West Texas Intermediate ("WTI") to Brent differential was $1.11 per barrel. As of June 30, 2011, this differential had increased to $16.54 per barrel reflecting the dislocation of WTI due to mid-continent crude oil logistics constraints and global supply issues. This has decreased the crude costs for inland refineries in the mid-continent region and contributed to strong refining margins for that sector.
In June 2011, the U.S. government, in concert with other world agencies, announced the release of a total of 60 million barrels of crude oil and oil products into the global markets, 30 million is being released by the U.S. during the third quarter of 2011. Although the immediate impact of this announcement was a decline in oil prices, by the end of June, prices had recovered to their pre-announcement levels.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Outlook

The U.S. economy is expected to continue its recovery with high unemployment continuing to be a barrier to the rate of recovery. The growing economies in the developing world are expected to continue to provide positive pressure on distillate margins, though gasoline margins, which are more driven by U.S. consumers, are expected to remain in seasonal ranges. Internationally, several recent events, both natural and geopolitical, have created interruptions in the supply chain for oil and other industries, which are causing readjustments in the market place. The effects of events in Japan earlier this year are continuing to impact fuel oil prices in the Pacific Basin markets. The Libyan oil export disruption has increased uncertainty related to the supply of crude oil despite increased production by certain OPEC member countries.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the federal Clean Air Act;

•	various regulations of greenhouse gas emissions from stationary and mobile sources by the U.S. EPA pursuant to the Federal Clean Air Act and California statute;

•	potential enactment of federal climate change legislation,

•	possible promulgation of national regulations relative to gasoline content and ozone standards as authorized by the federal Clean Air Act; and

•	increased refinery capacity being built both in the U.S. and overseas.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2011, COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2010

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Revenue and income generated by TLLP was not significant to consolidated results of operations for Tesoro Corporation.

Summary

Our net earnings were $218 million ($1.52 per diluted share) for the three months ended June 30, 2011 (“2011 Quarter”), compared with net earnings of $67 million ($0.47 per diluted share) for the three months ended June 30, 2010 (“2010 Quarter”). The increase in net earnings of $1.05 per diluted share during the 2011 Quarter was primarily due to the following:

•
significantly higher gross refining margins in the Pacific Northwest and mid-continent regions of $122 million and $139 million, respectively, driven by feedstock advantages and increased throughputs; and

•	$37 million of property and business interruption insurance recoveries related to the 2010 Washington refinery incident collected in the 2011 Quarter.

The increase in net earnings during the 2011 Quarter relative to the 2010 Quarter was partially offset by the following:

•	a $48 million impairment charge during the 2011 Quarter related to the change in scope of a capital project at our Los Angeles refinery;

•	a $48 million gain primarily related to the elimination of postretirement life insurance benefits for current and future retirees in the 2010 Quarter; and

•
a $23 million increase in interest expense due to the write-off of the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes due 2012 and premiums paid in connection with the repurchase of a portion of our 6 1/4% Senior Notes.

For the year-to-date periods, our net income was $325 million ($2.26 per diluted share) for the six months ended June 30, 2011 ("2011 Period"), compared to a net loss of $88 million ($0.63 per diluted share) for the six months ended June 30, 2010 ("2010 Period"). The increase in net earnings of $2.89 per diluted share during the 2011 Period was primarily due to the following:

•
significantly higher gross refining margins in the Pacific Northwest and mid-continent regions of $221 million and $270 million, respectively, driven by feedstock advantages and increased throughputs; and

•	$37 million of property and business interruption insurance recoveries related to the 2010 Washington refinery incident collected in the 2011 Period.

The increase in net earnings during the 2011 Period relative to the 2010 Period was partially offset by the following:

•	a $48 million impairment charge in the 2011 Period as compared to a $20 million impairment in the 2010 Period related to a change in scope of a capital project at our Los Angeles refinery;

•	a $48 million gain recognized in the 2010 Period, primarily from the elimination of postretirement life insurance benefits for the current and future retirees;

•
a $29 million increase in interest expense due to the write-off of the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes due 2012 and premiums paid in connection with the repurchase of a portion of our 6 1/4% Senior Notes; and

•	a $26 million increase in incentive and stock-based compensation expense primarily related to our stock appreciation rights.

There were no material impacts to our consolidated results of operations as a result of the offering of TLLP in April 2011.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$7,635	$4,661	$13,905	$8,906
Crude oil resales and other (b)	186	351	341	588
Total Revenues	$7,821	$5,012	$14,246	$9,494
Throughput (thousand barrels per day)
Heavy crude (c)	160	193	173	180
Light crude	382	251	360	263
Other feedstocks	36	30	37	29
Total Throughput	578	474	570	472

% Heavy Crude Oil of Total Refining Throughput (c)	28%	41%	30%	38%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	276	222	283	227
Jet fuel	77	64	78	67
Diesel fuel	131	103	128	98
Heavy oils, residual products, internally produced fuel and other	124	112	112	108
Total Yield	608	501	601	500

Gross refining margin ($/throughput barrel) (d)	$16.61	$12.89	$15.49	$9.65
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices, which approximate market of $1.3 billion and $812 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 billion and $1.6 billion for the six months ended June 30, 2011 and 2010, respectively.

(b)
Crude oil resales and other includes revenues earned by TLLP. Segment operating income for the refining segment includes $9 million and $4 million of operating income from TLLP for the three and six months ended June 30, 2011, respectively, and $6 million and $10 million of operating loss from TLLP for the three and six months ended June 30, 2010, respectively. Amounts recorded for TLLP are included in our regional refining operating data.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
Segment Operating Income (Loss)
Gross refining margin (e)	$873	$555	$1,597	$825
Expenses
Manufacturing costs	269	248	533	500
Other operating expenses	51	50	107	122
Selling, general and administrative expenses	8	7	16	16
Depreciation and amortization expense (f)	94	93	185	178
Loss on asset disposals and impairments	52	7	54	28
Segment Operating Income (Loss) (b)	$399	$150	$702	$(19)
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	344	277	334	281
Jet fuel	89	97	87	93
Diesel fuel	139	113	135	105
Heavy oils, residual products and other	85	77	80	77
Total Refined Product Sales	657	564	636	556
Refined Product Sales Margin ($/barrel) (g)
Average sales price	$128.67	$90.91	$121.29	$89.03
Average costs of sales	117.01	82.00	108.82	82.40
Refined Product Sales Margin	$11.66	$8.91	$12.47	$6.63
_______________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $5 million and a decrease of $2 million for the three months ended June 30, 2011 and 2010, respectively, and an increase of $10 million for the six months ended June 30, 2011. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.70 and $2.05 for the three months ended June 30, 2011 and 2010, respectively, and $1.71 and $1.97 for the six months ended June 30, 2011 and 2010, respectively.

(g)
Sources of total refined product sales includes refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (h)	227	239	238	214
Gross refining margin	$316	$293	$688	$425
Gross refining margin ($/throughput barrel) (d)	$15.25	$13.48	$15.98	$10.95
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$7.72	$7.01	$7.18	$7.82
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day) (h)	168	84	152	103
Gross refining margin	$220	$98	$383	$162
Gross refining margin ($/throughput barrel) (d)	$14.39	$12.78	$13.95	$8.69
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$3.04	$5.98	$3.50	$5.02
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	68	67	68	67
Gross refining margin	$60	$33	$41	$33
Gross refining margin ($/throughput barrel) (d)	$9.76	$5.35	$3.33	$2.74
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$3.97	$2.92	$4.33	$2.85
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (h)	115	84	112	88
Gross refining margin	$272	$133	$475	$205
Gross refining margin ($/throughput barrel) (d)	$26.07	$17.38	$23.51	$12.80
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$3.73	$4.18	$3.69	$4.26
____________________

(h)
We experienced reduced throughput due to scheduled turnarounds at our Golden Eagle refinery during the 2011 second quarter, at our Golden Eagle and Utah refineries during the 2010 first quarter, and our North Dakota refinery during the 2010 second quarter. We temporarily shut-down processing at the Washington refinery subsequent to the incident in April 2010.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Overview. Operating income for our refining segment increased by $249 million, or 166%, to $399 million during the 2011 Quarter as compared to the 2010 Quarter. The increase is primarily due to an improved margin environment and higher refinery throughput during the 2011 Quarter.

Gross Refining Margins. Our gross refining margin per barrel increased by $3.72 per barrel, or 29%, to $16.61 per barrel in the 2011 Quarter as compared to the 2010 Quarter, reflecting stronger industry margins across all regions. Industry distillate margins on the U.S. West Coast increased approximately 40%, while gasoline margins on the U.S. West Coast declined approximately 12% during the 2011 Quarter as compared to the 2010 Quarter. Our margins were driven by advantaged crude cost relative to industry benchmarks and increased throughput during the quarter. Mid-continent crude oil logistic constraints continued to increase the price spread between crude oil priced off WTI and waterborne crude oil benchmarks. This has decreased the crude costs for our mid-continent refineries and contributed to strong refining margins for that region. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $318 million during the 2011 Quarter as compared to the 2010 Quarter. Our mid-pacific gross refining margin per barrel increased by $4.41 per barrel to $9.76 per barrel in the 2011 Quarter as compared to the 2010 Quarter, due to the combined effects of lower crude oil costs and lagging refined product prices. Additionally, we recorded business interruption insurance recoveries of $32 million during the 2011 Quarter related to the 2010 Washington refinery incident in costs of sales.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our gains totaled $86 million during the 2011 Quarter and $18 million during the 2010 Quarter as crude oil prices decreased throughout the 2011 Quarter as compared to more marginal decreases during the 2010 Quarter.

Refining Throughput. Total refining throughput increased 104 Mbpd, or 22%, to 578 Mbpd during the 2011 Quarter as compared to the 2010 Quarter. Our Washington refinery operated at a significantly higher utilization of 88% during the 2011 Quarter, while during the 2010 Quarter, it was temporarily shut-down subsequent to the April 2010 incident. Additionally, our North Dakota refinery operated at higher rates during the 2011 Quarter, after running at reduced rates due to a turnaround in the 2010 Quarter.

Refined Products Sales. Revenues from sales of refined products increased $3.0 billion, or 64% to $7.6 billion in the 2011 Quarter as compared to the 2010 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $37.76 per barrel, or 42%, to $128.67 per barrel in the 2011 Quarter as compared to the 2010 Quarter, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 93 Mbpd, or 16%, to 657 Mbpd in the 2011 Quarter as compared to the 2010 Quarter. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Costs of Sales and Expenses. Our average costs of sales increased by $35.01 per barrel, or 43%, to $117.01 per barrel during the 2011 Quarter as compared to the 2010 Quarter, reflecting higher crude oil prices impacted by global market events discussed in “Business Strategy and Overview.” Manufacturing and other operating expenses increased by $22 million, or 7%, to $320 million in the 2011 Quarter as compared to the 2010 Quarter due to higher utilities costs, primarily natural gas, and increased throughput volumes. We recorded business interruption insurance and property insurance recoveries of $32 million and $5 million, respectively, related to the 2010 Washington refinery incident that were recorded in cost of sales and operating expenses, respectively. Additionally, the changes to our postretirement medical and pension benefit programs resulted in a $36 million gain during the 2010 Quarter. The loss on asset disposals and impairments includes a $48 million charge for the impairment of equipment related to the change in scope of a capital project at our Los Angeles refinery in the 2011 Quarter.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Overview. Operating income for our refining segment increased by $721 million to $702 million during the 2011 Period as compared to the 2010 Period. The increase is primarily due to an improved margin environment and higher refinery throughput during the 2011 Period.

Gross Refining Margins. Our gross refining margin per barrel increased by $5.84 per barrel, or 61%, to $15.49 per barrel in the 2011 Period as compared to the 2010 Period, reflecting stronger industry margins in both the mid-continent and west coast markets. Industry distillate and gasoline margins on the U.S. West Coast increased approximately 76% and 6%, respectively. Our margins were driven by advantaged crude cost relative to industry benchmarks and increased throughput. Mid-continent crude oil logistic constraints continued to increase the price spread between crude oil priced off WTI and waterborne crude oil benchmarks. This has decreased the crude costs for our mid-continent refineries and contributed to strong refining margins for that region. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $772 million during the 2011 Period as compared to the 2010 Period. Additionally, we recorded business interruption insurance recoveries of $32 million during the 2011 Period related to the 2010 Washington refinery incident.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our gains totaled $35 million during the 2011 Period and $6 million during the 2010 Period due to the increased volatility of crude oil prices during the 2011 Period compared to the marginal price increases during the 2010 Period.

Refining Throughput. Total refining throughput increased 98 Mbpd, or 21%, to 570 Mbpd during the 2011 Period as compared to the 2010 Period due to favorable market conditions and turnarounds at our Golden Eagle, Utah and North Dakota refineries in the 2010 Period. Additionally, our Washington refinery was fully operational throughout the 2011 Period, as compared to the 2010 Period when we temporarily shut-down processing at our Washington refinery subsequent to the April 2010 incident.

Refined Products Sales. Revenues from sales of refined products increased $5.0 billion, or 56% to $13.9 billion in the 2011 Period as compared to the 2010 Period, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $32.26 per barrel, or 36%, to $121.29 per barrel in the 2011 Period as compared to the 2010 Period, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 80 Mbpd, or 14%, to 636 Mbpd in the 2011 Period as compared to the 2010 Period. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Costs of Sales and Expenses. Our average costs of sales increased by $26.42 per barrel, or 32%, to $108.82 per barrel during the 2011 Period as compared to the 2010 Period, reflecting higher crude oil prices impacted by global market events discussed in “Business Strategy and Overview.” Manufacturing and other operating expenses increased by $18 million, or 3%, to $640 million in the 2011 Period as compared to the 2010 Period related to higher utilities costs, primarily natural gas, and increased throughput volumes. We recorded business interruption insurance and property insurance recoveries during the 2011 Period of $32 million and $5 million, respectively, related to the 2010 Washington refinery incident that were recorded in cost of sales and operating expenses, respectively. Additionally, the changes to our postretirement medical and pension benefit programs resulted in a $36 million gain during the 2010 Period. The losses on asset disposals and impairments in the 2011 and 2010 Periods primarily relate to a change in scope of a capital project at our Los Angeles refinery, which resulted in a write-down to fair value of equipment of $48 million in the 2011 Period and $20 million in the 2010 Period.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,354	$886	$2,469	$1,700
Merchandise and other	57	57	109	110
Total Revenues	$1,411	$943	$2,578	$1,810
Fuel Sales (millions of gallons)	379	333	734	649
Fuel Margin ($/gallon) (a) (b)	$0.23	$0.22	$0.18	$0.23
Merchandise Margin (in millions)	$13	$14	$25	$26
Merchandise Margin (percent of revenues)	25%	27%	26%	27%
Average Number of Stations (during the period)
Company-operated	377	384	378	385
Branded jobber/dealer (c)	808	500	757	499
Total Average Retail Stations	1,185	884	1,135	884
Segment Operating Income
Gross Margins
Fuel (b)	$85	$75	$134	$147
Merchandise and other non-fuel	20	21	38	39
Total Gross Margins	105	96	172	186
Expenses
Operating expenses	51	50	102	99
Selling, general and administrative expenses	4	3	8	9
Depreciation and amortization expense	10	10	19	20
Loss on asset disposals and impairments	2	3	3	4
Segment Operating Income	$38	$30	$40	$54
_________

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

(b)	Includes the effect of intersegment purchases from our refining segment at prices, which approximate market.

(c)	Reflects the phased expansion of our branded marketing presence through the addition of approximately 300 wholesale supply contracts predominantly in the mid-continent region during 2011.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Operating Income. Operating income for our retail segment increased $8 million, or 27%, to $38 million during the 2011 Quarter as compared to the 2010 Quarter. This was primarily related to a 46 million gallon, or 14%, increase in fuel sales volumes during the 2011 Quarter as compared to the 2010 Quarter primarily attributable to the addition of branded marketing supply contracts in the mid-continent region, which transitioned in the 2011 first quarter. Total gross margin increased $9 million, or 9%, to $105 million during the 2011 Quarter as compared to the 2010 Quarter. Fuel margin per gallon increased slightly during the 2011 Quarter. Merchandise and other non-fuel gross margin remained relatively stable at $20 million during the 2011 Quarter as compared to $21 million during the 2010 Quarter.

Fuel sales revenues increased $468 million, or 53%, to $1.4 billion in the 2011 Quarter as compared to $886 million in the 2010 Quarter, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from the 2010 Quarter due to higher prices for purchased fuel. Our other expenses remained relatively consistent as compared to the 2010 Quarter.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Operating Income. Operating income for our retail segment decreased $14 million, or 26%, to $40 million during the 2011 Period as compared to the 2010 Period. Retail fuel margin per gallon decreased 22% to $0.18 per gallon during the 2011 Period leading fuel gross margins to decrease $13 million from the 2010 Period. During the 2011 Period, rapidly rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted retail margins. This was partially offset by an 85 million gallon, or 13%, increase in fuel sales volumes during the 2011 Period as compared to the 2010 Period led by the addition of branded marketing supply contracts in the mid-continent region, which transitioned in the 2011 first quarter. Merchandise and other non-fuel gross margin remained stable at $38 million during the 2011 Period compared to $39 million during the 2010 Period. As a result, total gross margin decreased $14 million, or 8%, to $172 million during the 2011 Period as compared to the 2010 Period.

Fuel sales revenues increased $769 million, or 45%, to $2.5 billion in the 2011 Period as compared to $1.7 billion in the 2010 Period, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from the 2010 Period due to higher prices for purchased fuel. Our other expenses remained relatively consistent compared to the 2010 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $15 million, or 36% to $27 million in the 2011 Quarter from $42 million in the 2010 Quarter. The decrease was primarily due to the impact of lower stock prices on stock-based compensation expense recorded for our stock appreciation rights and phantom stock options, which decreased by $9 million and $3 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period using a Black-Scholes method where stock price is a significant assumption. Our stock price decreased 15% during the 2011 Quarter.

Our selling, general and administrative expenses increased $13 million, or 12%, to $122 million in the 2011 Period from $109 million in the 2010 Period. The increase was primarily due to the impact of higher stock prices throughout 2011, resulting in an increase in stock-based compensation expense recorded for our stock appreciation rights and phantom stock options, which increased by $21 million and $5 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period using a Black-Scholes method where stock price is a significant assumption. Our stock price increased approximately 24% during the 2011 Period.

Interest and Financing Costs. Interest and financing costs increased $23 million, or 62%, to $60 million in the 2011 Quarter from $37 million during the 2010 Quarter. The increase reflects a $13 million charge to write-off the unamortized discount on the Junior Subordinated Notes, which were redeemed during the 2011 Quarter, a $6 million charge related to accrued interest and premiums paid associated with the repurchase of our 6 1/4% Notes, and interest on borrowings outstanding under the Tesoro Panama Company Sociedad Anonima ("TPSA") Revolving Credit Facility, which was entered into in October 2010.

Interest and financing costs increased $29 million, or 39%, to $103 million in the 2011 Period from $74 million during the 2010 Period. The increase reflects a $13 million charge to write-off the unamortized discount on the Junior Subordinated Notes, which were redeemed during the 2011 Quarter, $6 million charge related to accrued interest and premiums paid associated with the repurchase of our 6 1/4% Notes, and interest on borrowings outstanding under the TPSA Revolving Credit Facility, which was entered into in October 2010.

Income Tax Provision. Our income tax expense totaled $135 million in the 2011 Quarter versus $40 million in the 2010 Quarter. In the 2011 Period, the income tax expense totaled $205 million versus a benefit of $44 million in the 2010 Period. The combined federal and state effective income tax rate was 38% and 33% during the 2011 Period and the 2010 Period, respectively. The 2010 Period benefit was reduced by $7 million of income tax expense related to health care legislation enacted in 2010.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See "Important Information Regarding Forward-Looking Statements" on page 51 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2011 with $607 million of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility, $55 million in borrowings under the TPSA Revolving Credit Facility, and $50 million in borrowings under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had borrowing ability under our credit agreements as follows (in millions):

	Total Capacity	Amount Borrowed to date	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$772	$1,078
Letter of Credit Agreements	490	—	222	268
TPSA Revolving Credit Facility	500	55	95	350
TLLP Revolving Credit Facility	150	50	—	100
Total credit agreements	$2,990	$105	$1,089	$1,796
_________
(a)Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement's total capacity.

Our credit facilities as of June 30, 2011 were subject to the following expenses and fees.

Credit Facility	Eurodollar Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion)	0.19%	1.75%	3.25%	—%	0.375%
TPSA Revolving Credit Facility ($500 million)	0.19%	2.75%	3.25%	1.75%	—%
TLLP Revolving Credit Facility ($150 million)	0.19%	2.50%	3.25%	1.50%	0.500%

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

We amended our Revolving Credit Facility in March 2011. The total available capacity was changed to $1.85 billion, which, subject to receiving increased commitments from the lending group, can be increased up to an aggregate $2.25 billion. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding Tesoro Logistics GP, Tesoro Logistics LP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is not a guarantor of the Revolving Credit Facility.

Our Revolving Credit Facility and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase stock. The indentures for our senior notes contain covenants and restrictions, which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

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

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants for the six months ended June 30, 2011.

At June 30, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.1 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $103 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. As of June 30, 2011, we had unused credit availability of approximately 58% of the eligible borrowing base.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. At June 30, 2011, we had three separate letter of credit agreements. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. TPSA, entered into a 364-day uncommitted, secured revolving credit agreement that expires in October 2011. TPSA is an excluded and unrestricted subsidiary from the Revolving Credit Facility and outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

At June 30, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. In June 2011, we increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. During the 2011 Quarter we reduced our borrowings under this facility by $25 million.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA's financial results that, among other things, limit TPSA's ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined), and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of June 30, 2011.

TLLP Revolving Credit Facility

On April 26, 2011, TLLP entered into a senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions, including Bank of America, N.A. as administrative agent. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature three years from execution and will terminate on April 25, 2014.

The TLLP Revolving Credit Facility contains affirmative and negative covenants that, among other things, limit or restrict TLLP's ability (as well as those of TLLP's subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from its subsidiaries;

•	dispose of assets unless the proceeds from those sales are used to repay debt or are reinvested in its business;

•	make certain amendments, modifications or supplements to organization documents and material contracts;

•	engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates.

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of June 30, 2011.

Junior Subordinated Notes due 2012

We redeemed the $150 million Junior Subordinated Notes due 2012 in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with the Notes, which is included in interest and financing costs in the consolidated statement of operations for the three and six months ended June 30, 2011.

6 1/4% Senior Notes due 2012

From time to time, we may purchase our 6 1/4% Senior Notes due 2012 in the open market or in privately negotiated transactions. The timing and amount of debt repurchases, if any, will depend on available cash, market conditions and other considerations.

During the second quarter of 2011, we repurchased $94 million of principal related to these notes through the open market for an aggregate purchase price of $100 million, including accrued interest and premiums, which are included in interest and financing costs in the consolidated statement of operations for the three and six months ended June 30, 2011.

Capitalization

Our capital structure at June 30, 2011, was comprised of the following (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	55
TLLP Revolving Credit Facility	50
6¼% Senior Notes Due 2012	356
65/8% Senior Notes Due 2015	450
6½% Senior Notes Due 2017	500
9¾% Senior Notes Due 2019 (net of unamortized discount of $10 million)	290
Capital lease obligations and other	22
Total Debt	1,723
Stockholders' Equity	3,846
Total Capitalization	$5,569

At June 30, 2011, our debt to capitalization ratio decreased to 31% compared to 38% at year-end 2010, reflecting earnings during the first half of 2011 and a reduction in outstanding borrowings of $150 million related to the Junior subordinated notes, $94 million from the repurchase of the 6 1/4% Senior Notes and $25 million on the TPSA Revolving Credit Facility.
Stock-based Compensation Dilution Management Program
On August 3, 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the repurchase of approximately 0.7 million shares related to 2011 awards granted and described in Note L to offset their potential dilutive effect. The Board also authorized a program to repurchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From (Used in):
Operating activities	$89	$(61)
Investing activities	(111)	(158)
Financing activities	(19)	(3)
Decrease in Cash and Cash Equivalents	$(41)	$(222)

Net cash from operating activities during the 2011 Period totaled $89 million, as compared to net cash used in the 2010 Period of $61 million. The significant increase in net cash from operating activities of $150 million was primarily due to higher cash earnings offset by increases in working capital during the period. Net cash used in investing activities decreased $47 million, or 30%, to $111 million in the 2011 Period as compared to $158 million in the 2010 Period due to decreased capital expenditures. Net cash used in financing activities during the 2011 Period totaled $19 million as compared to $3 million in the 2010 Period. The increase of net cash used in financing activities of $16 million is primarily due to the repayments of the Junior Subordinated Notes, the 6 1/4% Senior Notes and the TPSA Revolving Credit Facility, offset by proceeds from issuance of common units related to TLLP of $288 million.

Working capital requirements (excluding cash) increased $761 million in the period ending June 30, 2011, primarily related to significant increases in crude oil and product prices, which impact inventory values, related payables and trade receivables. Additionally, refining feedstock inventories increased by approximately 29% from December 31, 2010, in preparation for historically higher demand periods during the summer months. These amounts are partially offset by net repayments of $95 million of borrowings on the TPSA Revolving Credit Facility, which are classified in current maturities of debt.

Capital Expenditures

Our 2011 capital budget is $380 million and is sufficient to cover the expected 2011 spending for the following recently announced projects, because most of the spending is expected to occur in 2012 and subsequent years. We expect to complete a capital project to expand the crude oil throughput capacity of the Mandan, North Dakota refinery from 58 Mbpd to 68 Mbpd by the second quarter of 2012, subject to permitting requirements. The current expected capital investment for the expansion, which will occur primarily in 2012, will be approximately $35 million. The expansion will allow the refinery to process additional crude from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains system. Additionally, we have planned capital expenditures for an unloading facility to accommodate the unit train at the Washington refinery. This facility will effectively allow the supply of crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. Pending permitting requirements, construction of the facility is expected to take approximately one year to complete. We expect to spend approximately $50 million on this project. Additionally, we intend to replace the vacuum distillation unit at our Los Angeles refinery, subject to permitting requirements. The capital investment for the unit upgrade is expected to be approximately $40 million and is currently scheduled to be completed by the third quarter of 2012.

Capital spending during the 2011 Quarter and 2011 Period was $63 million and $105 million, respectively. Our 2011 Quarter, Period and full-year expected capital spending, and capital budget amounts are comprised of the following project categories:

	Percent of 2011 Quarter Capital Spending	Percent of 2011 Period Capital Spending	Percent of 2011 Expected Capital Spending
Project Category
Regulatory	48%	49%	35%
Sustaining	31%	32%	30%
Income Improvement	21%	19%	35%

See “Business Strategy and Overview” and “Environmental Capital Expenditures” for additional information.

Refinery Turnaround Spending

We spent $55 million for refinery turnarounds and catalysts during the 2011 Period and $46 million during the 2011 Quarter, primarily at our California refineries. During the remainder of 2011, we expect to spend approximately $56 million, primarily at our Los Angeles refinery. The turnaround previously scheduled at our Golden Eagle refinery in the fourth quarter of 2011 has been rescheduled for the first quarter of 2012. Refining throughput and yields will be affected by scheduled turnarounds at our Los Angeles refinery during the fourth quarter.

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating retail stations, closed retail stations, operating refined-products terminals and closed refined products terminals. The impact of these legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have a material adverse impact on our consolidated financial position, results of operations and liquidity.

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

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $10 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. At June 30, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $98 million and $108 million, respectively. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our estimates will change and that additional costs will be recorded as more information becomes available.

We received $58.5 million in a settlement with a prior owner of our Golden Eagle refinery in 2007, in exchange for assuming responsibility for certain environmental liabilities arising from operations at the refinery prior to August 2000. These environmental liabilities totaled $58 million and $62 million at June 30, 2011 and December 31, 2010, respectively. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries related to this matter.

We have investigated conditions at certain active wastewater treatment units at our Golden Eagle Refinery.  The investigation was driven by an order from the San Francisco Bay Regional Water Quality Control Board that named us as well as two previous owners of the Golden Eagle Refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until after the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim and annual results of operations.

On July 21, 2011, we released the TOP (Triangle of Prevention) Investigation Team Report related to the April 2, 2010, incident at our Washington Refinery. TOP is a worker-led, company-supported Health and Safety Program designed to identify the cause of an incident and make recommendations to help prevent a similar incident in the future. The investigation was led by and included Tesoro personnel who are members of the local chapter of the United Steelworkers union and also included non-represented personnel. We do not believe the findings or our implementation of the recommendations in the report will have a material adverse impact on our consolidated financial position, results of operations or liquidity.
We maintain comprehensive property (including business interruption), workers' compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. As of June 30, 2011, all property damage claims have been settled but certain business interruption claims remain open.

We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected, $32 million was recorded in second quarter of 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in the second quarter of 2011 and $12 million was recorded in the fourth quarter of 2010.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. As a result, we have not established accruals for these matters unless a likelihood of loss may be reasonably possible and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or liquidity.

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging MTBE contamination in groundwater. We were served with the sixth lawsuit in April 2010.  The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of this matter, we have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was signed into law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules on provisions in the legislation will be established and will take effect twelve months after the date of enactment. Although we cannot predict the ultimate outcome of this legislation, and currently believe that the outcome will not materially impact our liquidity and consolidated financial position, new regulations in this area may result in increased hedging costs and cash collateral requirements, which could have a material impact on our interim or annual results of operations.

Environmental

In May 2011 and again in July 2011, we met with the U.S. Department of Justice ("DOJ") and the U.S. Environmental Protection Agency ("EPA") to discuss potential claims by the EPA under the Clean Air Act concerning our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. At these meetings, the DOJ and EPA alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at each of these refineries. We previously received a notice of violation ("NOV") in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

Prior to this year, we received a NOV from the EPA concerning our Utah refinery alleging certain violations of the Clean Air Act at the refinery beginning in 2004. We have investigated the allegations contained in the NOV and sent the EPA additional information in 2009. While we cannot currently estimate the amount or timing of the resolution of this matter, we believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a NOV from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the U.S. Department of Justice and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $98 million through 2012 at five of our refineries to comply with the regulations, including $27 million spent in the first half of 2011. Our California refineries will not require capital spending to meet the benzene reduction standards.

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

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	the availability and costs of crude oil, other refinery feedstocks and refined products;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	actions of customers and competitors;

•	risks related to labor relations and workplace safety;

•	earthquakes or other natural disasters affecting operations;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	political developments;

•	changes in our inventory levels and carrying costs;

•	seasonal variations in demand for refined products;

•	changes in fuel and utility costs for our facilities; and

•	changes in insurance markets impacting costs and the level and types of coverage available.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We have a risk committee whose responsibilities include reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk update to executive management for consideration.

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

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 529 Mbpd, would change annualized pre-tax operating income by approximately $193 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 32 million barrels and 27 million barrels at June 30, 2011 and December 31, 2010, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2011, was approximately $54 per barrel on a LIFO basis, compared to market prices of approximately $117 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We periodically use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We may also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve options, exchange-traded futures and over-the-counter swaps and options, and physical commodity forward purchase and sale contracts, generally with durations of less than one year. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our TPSA inventory, we elected not to designate derivative instruments as fair value hedges during the six months ended June 30, 2011 and 2010. We use fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during the 2011 and 2010 second quarters included net gains of $86 million and $18 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	Three Months Ended
	June 30,
	2011		2010
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	8	$44	1	$13
Realized gain on settled derivative positions	124	23	129	10
Unrealized gain (loss) on open net short derivative positions	2	19	3	(5)
Net gain		$86		$18
_______
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at June 30, 2011, will expire at various times primarily during 2011 and 2012. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 2 million barrels at June 30, 2011, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $2 million.

Tesoro Panama Company Sociedad Anonima (“TPSA”)

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 4 million barrels in open derivative positions at June 30, 2011, entered into to manage exposure to commodity price risks associated with TPSA.

We use fair value hedge accounting for certain derivative instruments acquired by TPSA and the crude oil inventories underlying these instruments. If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability and any ineffective portion in cost of sales in our statements of consolidated operations.

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

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We have risk management policies in place, and continue to monitor closely the status of our counterparties. We perform ongoing credit evaluations of our customers' financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral.

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into forward contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a $1.6 million loss related to these transactions for the three months ended June 30, 2011. As of June 30, 2011, we had a forward contract to purchase 54 million Canadian dollars that matured on July 25, 2011. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

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

During the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and some matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of these matters described below will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

In July 2011 we settled 46 notices of violation ("NOV'") received from the Bay Area Air Quality Management District (the "District") for $497,000. In July 2010, we had received an offer from the District to settle the NOVs issued from June 2006 to September 2009 and alleging violations of air quality regulations at our Golden Eagle refinery. This settlement resolves all of the NOV's received from the District through September 2009 and the resolution will not have a material impact on our consolidated financial position, results of operations or liquidity.

In May 2011 and again in July 2011, we met with the U.S. Department of Justice ("DOJ") and the U.S. Environmental Protection Agency ("EPA") to discuss potential claims by the EPA under the Clean Air Act concerning our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. At these meetings, the DOJ and the EPA alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at each of these refineries. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 State of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

In April 2011, we received a NOV from the California Air Resources Board ("CARB"). The CARB alleges certain batches of fuels produced in 2009 and 2010 at our Golden Eagle and Los Angeles refineries violated fuel standards within the California Code of Regulations. We are investigating the allegations but do not believe the ultimate resolution of the NOV will have a material impact on our consolidated financial position, results of operations or liquidity.

In April 2011, we received an offer from the California Attorney General's office to settle alleged violations at twelve of our retail gasoline sites in California for $500,000. In February 2011, we received notice from the California Attorney General that the State Water Resources Control Board referred an investigation to the Attorney General alleging violations of the California Health and Safety Code at these sites. The allegations relate to the testing, monitoring, repair and reporting of information concerning the underground storage tanks at the sites. We are evaluating the allegations but the resolution of this matter will not have a material impact on our consolidated financial position, results of operations or liquidity.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim and annual results of operations.

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10‑K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended June 30, 2011.

Period	Total Number of Shares Purchased*	Average Price Paid per Share
April 2011	—	$—
May 2011	155,528	$24.58
June 2011	—	$—
Total	155,528
___________
*    All of the shares acquired during the three-month period ended June 30, 2011, were surrendered to Tesoro to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. These shares were not acquired under a stock repurchase program.

ITEM 5.     OTHER INFORMATION

On August 3, 2011, the Board of Directors (the "Board") increased chair fees for each of the Board Committees. The Audit Committee Chair fee increased from $15,000 annually to $20,000 annually. The Compensation Committee Chair fee increased from $10,000 annually to $15,000 annually. The Environmental, Health and Safety and Governance Committee Chairs fees increased from $8,000 annually to $15,000 annually.

On August 3, 2011, the Company adopted an amended Code of Business Conduct (the “Code”) applicable to the Company's employees and Board of Directors. The amendments to the Code (1) add a section titled “Meeting Our Responsibilities” to clarify individuals' responsibilities with respect to the Code; (2) clarify that waivers of Code provisions will be granted only in extremely limited circumstances and for good cause and expressly state that waivers for directors and executive officers must be approved by the Board of Directors; (3) clarify that a conflict of interest may arise as a result of work outside the Company; (4) clarify the process for approving political contributions; (5) add a discussion of gifts to foreign government officials to amplify certain existing provisions on bribery and anti-corruption; and (6) add a section titled “International Trade” to address additional compliance areas with respect to transacting international business.

The foregoing description of the amendments to the Code is qualified in its entirety by reference to the full text of the Code, which is attached hereto as Exhibit 14.1 and is posted on the Company's website at www.tsocorp.com under the heading “Investors” and the subheading “Board of Directors.”

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.1
Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

10.2
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3
Contribution, Conveyance and Assumption Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company, LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4
Omnibus Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC. (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5
Transportation Services Agreement (SLC Short Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistic Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.7	Tesoro Corporation 2011 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).
10.8	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).
10.9
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

10.10
Tesoro Corporation Market Stock Unit Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

*10.11	Form of Tesoro Corporation 2006 Long-Term Incentive Plan Options and Restricted Shares Agreement, including Summary of Key Provisions of Stock Options and Restricted Shares.
*10.12	Form of Tesoro Corporation 2006 Long-Term Incentive Plan Performance Units Agreement, including Summary of Key Provisions of Performance Units.
†*10.13	Form of Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC.
*10.14
Amendment No. 2 to the Uncommitted Revolving Credit Agreement dated June 17, 2011, among Tesoro Panama, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank.

*14.1	Code of Business Conduct
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

*    Filed herewith.
**    Submitted electronically herewith.
†    Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities and Exchange Commission.

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

TESORO CORPORATOIN

Date:	August 8, 2011	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2011	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.1
Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

10.2
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3
Contribution, Conveyance and Assumption Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4
Omnibus Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC. (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.7	Tesoro Corporation 2011 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).
10.8	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).
10.9
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

10.10
Tesoro Corporation Market Stock Unit Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

*10.11	Form of Tesoro Corporation 2006 Long-Term Incentive Plan Options and Restricted Shares Agreement, including Summary of Key Provisions of Stock Options and Restricted Shares.
*10.12	Form of Tesoro Corporation 2006 Long-Term Incentive Plan Performance Units Agreement, including Summary of Key Provisions of Performance Units.
†*10.13	Form of Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC.
*10.14
Amendment No. 2 to the Uncommitted Revolving Credit Agreement dated June 17, 2011, among Tesoro Panama, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank.

*14.1	Code of Business Conduct
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

*    Filed herewith.
**    Submitted electronically herewith.
†    Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities and Exchange Commission.
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