Form 10-Q
period 2011-09-30
TESORO CORP /NEW/
filed 2011-11-04
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☑

There were 139,405,782 shares of the registrant's Common Stock outstanding at October 31, 2011.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,135	$648
Receivables, less allowance for doubtful accounts	1,149	908
Inventories	1,707	1,257
Prepayments and other	221	115
Total Current Assets	4,212	2,928
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	6,940	6,847
Less accumulated depreciation and amortization	(1,847)	(1,677)
Net Property, Plant and Equipment	5,093	5,170
OTHER NONCURRENT ASSETS
Acquired intangibles, net	232	246
Other, net	365	388
Total Other Noncurrent Assets	597	634
Total Assets	$9,902	$8,732

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,230	$1,852
Accrued liabilities	618	492
Current maturities of debt	22	152
Total Current Liabilities	2,870	2,496
DEFERRED INCOME TAXES	800	616
OTHER NONCURRENT LIABILITIES	545	562
DEBT	1,582	1,843
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY
TESORO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 149,968,446 shares issued (149,105,570 in 2010)	25	25
Additional paid-in capital	980	970
Retained earnings	3,068	2,398
Treasury stock, 10,769,510 common shares (5,925,541 in 2010), at cost	(227)	(128)
Accumulated other comprehensive loss	(50)	(50)
Total Tesoro Corporation Stockholders' Equity	3,796	3,215
NONCONTROLLING INTEREST	309	—
Total Equity	4,105	3,215
Total Liabilities and Stockholders' Equity	$9,902	$8,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions except per share amounts)
REVENUES (a)	$8,101	$5,320	$22,590	$15,070

COSTS AND EXPENSES:
Cost of sales (a)	6,980	4,647	19,700	13,386
Operating expenses	374	375	1,117	1,096
Selling, general and administrative expenses	44	56	166	165
Depreciation and amortization expense	103	106	312	314
Loss on asset disposals and impairments	3	7	60	39
OPERATING INCOME	597	129	1,235	70
Interest and financing costs	(38)	(40)	(141)	(114)
Interest income and other	3	4	3	4
Foreign currency exchange gain (loss)	—	1	(1)	2
EARNINGS (LOSS) BEFORE INCOME TAXES	562	94	1,096	(38)
Income tax expense (benefit)	210	38	415	(6)
NET EARNINGS (LOSS)	352	56	681	(32)
Less net income attributable to noncontrolling interest	7	—	11	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$345	$56	$670	$(32)
NET EARNINGS (LOSS) PER SHARE:
Basic	$2.42	$0.40	$4.71	$(0.23)
Diluted	$2.39	$0.39	$4.65	$(0.23)
WEIGHTED AVERAGE COMMON SHARES:
Basic	142.5	140.9	142.3	140.3
Diluted	144.1	142.0	144.2	140.3
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$97	$97	$280	$236
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$681	$(32)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	312	314
Amortization of debt issuance costs and discounts	14	12
Loss on asset disposals and impairments	60	39
Equity-based compensation expense	25	28
Write-off of unamortized debt issue costs and discounts	14	—
Deferred income taxes	174	—
Excess tax benefits from equity-based compensation arrangements	(8)	(2)
Other changes in non-current assets and liabilities	(73)	(123)
Changes in current assets and current liabilities:
Receivables	(242)	72
Inventories	(450)	(427)
Prepayments and other	(81)	(28)
Accounts payable and accrued liabilities	436	302
Net cash from operating activities	862	155
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(187)	(228)
Proceeds from asset sales	1	2
Net cash used in investing activities	(186)	(226)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	135	66
Repayments on revolving credit agreements	(215)	(66)
Repayments of debt	(329)	(2)
Proceeds from stock options exercised	7	4
Proceeds from issuance of common units -Tesoro Logistics LP	288	—
Payments of distribution to noncontrolling interest	(4)	—
Repurchases of common stock	(45)	(3)
Excess tax benefits from equity-based compensation arrangements	8	2
Financing costs and other	(34)	(4)
Net cash used in financing activities	(189)	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	487	(74)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	648	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,135	$339
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$61	$53
Income taxes paid (refunded), net	$144	$(106)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$27	$25
Repurchases of common stock included in accounts payable at end of period	$56	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

As used in this report, the terms "Tesoro," "we," "us," or "our" may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words "we," "us," or "our" generally include Tesoro Logistics LP ("TLLP") and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, "TLLP" or the "Partnership" refers to TLLP and its consolidated subsidiaries.

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

New Accounting Standards

Goodwill Impairment Testing

The Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") in September 2011 related to testing goodwill for impairment.  This ASU provides the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company can choose to perform the qualitative assessment on none, some or all of its reporting units.  Further, the ASU allows the Company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  This guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  Our annual impairment test of goodwill is performed during the fourth quarter of each year. We plan to early adopt this guidance in 2011 and do not believe it will have a material impact on our consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presentation of Comprehensive Income

The FASB issued an ASU in June 2011 regarding the presentation of comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As currently issued, this standard is effective for interim and annual periods beginning after December 15, 2011. However, in October 2011, the FASB announced it would issue an exposure draft in the near term with a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and consider whether such reclassification adjustments should be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral, if finalized, would not ultimately change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements, but would delay the effective date of this ASU. We are reviewing the impact of this ASU on the presentation of our financial statements but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

The FASB issued an ASU in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the application of existing fair value measurements and disclosure requirements, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This standard is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP, is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro's refining and marketing operations and are used to gather, transport and store crude oil and to distribute, transport and store refined products. Its assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Initial Public Offering

On April 26, 2011, TLLP completed the initial public offering (the "Offering") of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units were approximately $286 million, net of offering expenses (the "Offering Costs") and debt issuance costs. As of September 30, 2011, we owned a 52% interest in TLLP, including the 2% general partner interest. We are TLLP's primary beneficiary and therefore we consolidate TLLP into our financial results. The Offering represented the sale by us of a 48% interest in TLLP. Our interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. All intercompany transactions with TLLP are eliminated in our consolidated balances.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
a two-year crude oil trucking transportation services agreement under which TLLP provides trucking related services and scheduling and dispatching services through the High Plains truck-based crude oil gathering operation;

•	a 10-year master terminalling services agreement under which TLLP provides terminalling services at eight refined products terminals;

•	a 10-year pipeline transportation services agreement under which TLLP transports crude oil and refined products through short-haul pipelines in Salt Lake City ("SLC"); and

•	a 10-year SLC storage and transportation services agreement under which TLLP provides crude oil and refined product storage and transportation between our Utah refinery and the storage facility.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TLLP is a consolidated variable interest entity. With the exception of affiliate balances, the TLLP condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	September 30, 2011	December 31, 2010
	(In millions)
ASSETS
Cash and cash equivalents	$18	$—
Receivables, less allowance for doubtful accounts
Trade	1	—
Affiliate	10	4
Other current assets	1	—
Net Property, Plant and Equipment	134	132
Other Noncurrent Assets	1	—
TOTAL ASSETS	$165	$136

LIABILITIES AND EQUITY
Accounts payable
Trade	$2	$2
Affiliate	4	—
Accrued liabilities	3	3
Other Noncurrent Liabilities	—	2
Debt	50	—
Equity	106	129
TOTAL LIABILITIES AND EQUITY	$165	$136

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$345	$56	$670	$(32)
Weighted average common shares outstanding	142.5	140.9	142.3	140.3
Basic Earnings (Loss) Per Share	$2.42	$0.40	$4.71	$(0.23)
Diluted:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$345	$56	$670	$(32)
Weighted average common shares outstanding	142.5	140.9	142.3	140.3
Common stock equivalents	1.6	1.1	1.9	0.0
Total diluted shares	144.1	142.0	144.2	140.3
Diluted Earnings (Loss) Per Share	$2.39	$0.39	$4.65	$(0.23)

Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Common stock equivalents (a)	—	—	—	1.5
Stock options (b)	3.1	6.0	3.1	5.8
________________

(a)	For the nine months ended September 30, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	September 30, 2011	December 31, 2010
Domestic crude oil and refined products	$1,360	$954
Foreign subsidiary crude oil	204	177
Oxygenates and by-products	40	30
Merchandise	14	14
Materials and supplies	89	82
Total Inventories	$1,707	$1,257

We use the last-in, first-out ("LIFO") cost method as the primary method to determine the carrying value of domestic crude oil and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of oxygenates, by-products, and foreign subsidiary crude oil, using the first-in, first-out ("FIFO") cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.9 billion and $1.4 billion at September 30, 2011 and December 31, 2010, respectively.

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers ("RINs") obligation are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note F for further information on the Company's derivative instruments.

Our derivative instruments consist primarily of options, exchange-traded futures ("Futures Contracts"), over-the-counter swaps and options ("OTC Swap Contracts" and "OTC Option Contracts," respectively), and physical commodity forward purchase and sale contracts ("Forward Contracts"). Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at September 30, 2011 or December 31, 2010.

Our RINs obligation represents a liability for the purchase of RINs to satisfy our obligation to blend biofuels into the products we produce.  A RIN is assigned to each gallon of biofuel produced or imported into the U.S. as required by the U.S. Environmental Protection Agency's ("EPA's") Renewable Fuel Standard, which was implemented in accordance with the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA's quota.  To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy our obligation.  Our RINs obligation is based on our RINs deficiency and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in Level 1 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

Financial instruments recognized at their fair values in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting Adjustments	Total as of September 30, 2011
Assets:
Commodity Futures Contracts	$441	$11	$—	$(378)	$74
Commodity OTC Swap Contracts	—	27	—	(5)	22
Commodity Forward Contracts	—	—	—	—	—
Total Assets	441	38	—	(383)	96

Liabilities:
Commodity Futures Contracts	347	50	—	(378)	19
Commodity OTC Swap Contracts	—	7	—	(5)	2
Commodity Forward Contracts	—	3	—	—	3
RINs Obligation	13	—	—	—	13
Total Liabilities	360	60	—	(383)	37
Net Assets (Liabilities)	$81	$(22)	$—	$—	$59

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1 (a)	Level 2 (a)	Level 3 (a)	Netting Adjustments	Total as of December 31, 2010
Assets:
Commodity Futures Contracts	$81	$7	$—	$(82)	$6
Commodity OTC Swap Contracts	—	4	—	(3)	1
Commodity Forward Contracts	—	1	—	—	1
Total Assets	81	12	—	(85)	8

Liabilities:
Commodity Futures Contracts	98	1	—	(82)	17
Commodity OTC Swap Contracts	—	3	—	(3)	—
Total Liabilities	98	4	—	(85)	17
Net Assets (Liabilities)	$(17)	$8	$—	$—	$(9)
________________

(a)	We have presented prior year fair values in each level of the hierarchy gross of netting adjustments in order to conform to current year presentation.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. At December 31, 2010, the fair value adjustment related to the physical inventory was approximately $4 million. There were no material fair value adjustments to the physical inventory at September 30, 2011.

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. Both the carrying value and fair value of our debt at September 30, 2011, were approximately $1.6 billion. Both the carrying value and fair value of our debt at December 31, 2010, were approximately $2.0 billion.

The fair value of certain nonfinancial assets measured on a non-recurring basis as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30, 2011	Level 1	Level 2	Level 3	Total Losses
Assets:
Refining equipment and engineering costs	$9	—	—	9	$48

	December 31, 2010	Level 1	Level 2	Level 3	Total Losses
Assets:
Refining equipment, materials and engineering costs	$4	—	—	4	$20
Goodwill	$36	—	—	36	$10

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We continue to evaluate the recoverability of the value of certain capital projects currently in progress. For one project at our Los Angeles refinery, regulations issued by California's South Coast Air Quality Management District (the "District") required emission of nitrogen oxides to be reduced by the end of 2010. Our initial plan in 2007 to meet this regulation was to replace our power cogeneration units and steam boilers with more efficient equipment. We began construction for this project in 2008. In 2009, we determined that air emissions credits could be used to meet this requirement, which would allow us to defer capital expenditures related to this project and we incurred a $12 million impairment charge for the cancellation of an equipment order. In 2010, we revised our capital plan to further defer certain components of this project and during the first quarter of 2010, incurred an impairment charge of $20 million related to this change in scope. Equipment, materials and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $24 million to a fair value of $4 million.

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

We reviewed the recorded value of goodwill for impairment during the fourth quarter of 2010 as part of our annual goodwill impairment test. This review resulted in a write-off related to our Hawaii refinery and was included in loss on asset disposals and impairments. There were no material goodwill impairments, asset retirement obligations or indefinite lived intangible assets that were measured at fair value during the nine months ended September 30, 2011.

NOTE F - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from the Company's refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Options, Futures Contracts, OTC Swap Contracts, and Forward Contracts, all generally with maturity dates of less than 18 months. We believe that there is minimal credit risk with respect to our counterparties.

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

The primary derivative instruments that we use have the following characteristics. Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At September 30, 2011, we had approximately $2 million of cash collateral outstanding related to our OTC Swap Contracts.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value (in millions) of our derivative instruments as of September 30, 2011 and December 31, 2010. Net derivative assets and net derivative liabilities are presented in prepayments and other and accrued liabilities in the consolidated balance sheet, respectively. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet.

	Derivative Assets		Derivative Liabilities
Mark-to-Market Derivatives:	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commodity Futures Contracts	$452	$88	$397	$96
Commodity OTC Swap Contracts	27	3	7	2
Commodity Forward Contracts	—	2	3	1
Total Mark-to-Market Derivatives	$479	$93	$407	$99

	Derivative Assets		Derivative Liabilities
Derivatives Designated for Hedge Accounting:	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commodity Futures Contracts	$—	$—	$—	$3
Total Derivatives Designated for Hedge Accounting	$—	$—	$—	$3

Gains (losses) for our mark-to market derivatives for the three and nine months ended September 30, 2011 and 2010, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mark-to-Market Derivatives:	2011	2010	2011	2010
Commodity Futures Contracts	$89	$(3)	$121	$(5)
Commodity OTC Swap Contracts	20	—	21	8
Commodity Forward Contracts	1	—	—	—
Total Mark-to-Market Derivatives	$110	$(3)	$142	$3

The income statement location of gains (losses) for our mark-to market derivatives above were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement Location:	2011	2010	2011	2010
Revenues	$14	$(1)	$14	$(1)
Cost of Sales	96	(2)	128	4
Total Gain (Loss) on Mark-to-Market Derivatives	$110	$(3)	$142	$3

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on our derivatives designated for hedge accounting during the three and nine months ended September 30, 2011, were as follows (in millions). We did not acquire any fair value hedging derivative instruments during the three and nine months ended September 30, 2010.

Derivatives Designated for Hedge Accounting:	Amount of Gain Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Hedged Item	Amount of Gain Recognized in Income on Ineffective Portion of Derivative (b)
Three months ended September 30, 2011
Commodity Futures Contracts (a)	$2	$—	$2
Nine months ended September 30, 2011
Commodity Futures Contracts (a)	$5	$4	$1
________________

(a)	Gains (losses) recognized in income on the derivative and the hedged item are included in cost of sales in the statements of consolidated operations.

(b)
For fair value hedges, no component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Open Long (Short) Positions

All of our open positions are scheduled to mature within the next 18 months. The information below presents the net volume of outstanding contracts by type of instrument and year of maturity as of September 30, 2011 (volumes in thousands of barrels):

Fair Value Hedges		Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes	Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Swaps		Swaps
2011	—	2011	3,758
2012	—	2012	(71)
Futures		Futures
2011	(56)	2011	(1,856)
2012	—	2012	(3,059)
Forwards		Forwards
2011	—	2011	650

NOTE G – DEBT

Our total debt at September 30, 2011 and December 31, 2010, was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2011	December 31, 2010
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company Sociedad Anonima ("TPSA") Revolving Credit Facility	20	150
TLLP Revolving Credit Facility	50	—
Junior subordinated notes due 2012 (net of unamortized discount of $16)	—	134
6¼% Senior Notes Due 2012	299	450
6 5/8% Senior Notes Due 2015	450	450
6½% Senior Notes Due 2017	473	500
9¾% Senior Notes Due 2019 (net of unamortized discount of $10 million)	290	290
Capital lease obligations and other	22	21
Total Debt	$1,604	$1,995

For additional information regarding our outstanding debt, see "Capital Resources and Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations.

6 1/2% Senior Notes due 2017

During the three and nine months ended September 30, 2011, we repurchased $27 million of these notes through the open market for an aggregate purchase price of $28 million, including accrued interest and premiums.

6 1/4% Senior Notes due 2012

During the three and nine months ended September 30, 2011, we repurchased $57 million and $151 million, respectively, of these notes through the open market for an aggregate purchase price of $61 million and $161 million, respectively, including accrued interest and premiums.

Junior Subordinated Notes due 2012

We redeemed the $150 million Junior Subordinated Notes due 2012 in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with these notes, which is included in interest and financing costs in the consolidated statement of operations for the nine months ended September 30, 2011.

Credit Facilities Overview

Our credit facilities as of September 30, 2011, were subject to the following expenses and fees.

Credit Facility	Eurodollar Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion)	0.24%	1.75%	3.25%	—%	0.375%
TPSA Revolving Credit Facility ($500 million)	0.24%	2.75%	3.25%	1.75%	—%
TLLP Revolving Credit Facility ($150 million)	0.24%	2.50%	3.25%	1.50%	0.50%

Tesoro Corporation Revolving Credit Facility ("Revolving Credit Facility")

We amended our Revolving Credit Facility in March 2011. The total available capacity was changed to $1.85 billion, which, subject to receiving increased commitments from the lending group, can be increased up to an aggregate amount of $2.25 billion. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding Tesoro Logistics GP, Tesoro Logistics LP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility. For additional information regarding Tesoro Logistics LP, see Note B.

At September 30, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.6 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $89 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. As of September 30, 2011, we had no borrowings and $801 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $1.0 billion or 57% of the eligible borrowing base.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. On August 8, 2011, we added an additional facility, which increased the number of agreements from three to four. As of September 30, 2011, the four separate uncommitted letter of credit agreements had $334 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

In October 2010, TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement. TPSA is an unrestricted subsidiary under Tesoro's outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

In June 2011, we increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At September 30, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. At September 30, 2011, we had $20 million in borrowings outstanding under this agreement and letters of credit outstanding of $115 million.

On October 11, 2011, we amended and restated, in substantially the same form, the TPSA Revolving Credit Facility for an additional 364-day term.

TLLP Revolving Credit Facility

On April 26, 2011, TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. Borrowings under the TLLP Revolving Credit Facility bear interest at either a base rate plus an applicable margin, or a Eurodollar rate plus the Eurodollar margin. The applicable margin varies based upon a certain coverage ratio, as defined. The TLLP Revolving Credit Facility is scheduled to mature three years from execution on April 25, 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2011	December 31, 2010
Refining	$6,065	$5,984
Retail	668	659
Corporate	207	204
Property, plant and equipment, at cost	6,940	6,847
Accumulated depreciation	(1,847)	(1,677)
Net property, plant and equipment	$5,093	$5,170

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million for both the three months ended September 30, 2011 and 2010, and $11 million and $15 million for the nine months ended September 30, 2011 and 2010, respectively, and is recorded as a reduction to interest and financing costs. See discussion of impairments of long-lived assets in Note E.

NOTE I – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the nine months ended September 30, 2011, we voluntarily contributed $36 million to improve the funded status of the plan.

The components of pension benefit expense included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2011 and 2010, were (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$7	$9	$21	$29
Interest cost	7	7	22	21
Expected return on plan assets	(5)	(6)	(15)	(16)
Amortization of prior service cost	1	—	1	2
Recognized net actuarial loss	5	3	15	10
Recognized curtailment loss	—	—	3	4
Net Periodic Benefit Expense	$15	$13	$47	$50

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of other postretirement benefit income included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2011 and 2010, were (in millions):

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$1	$2	$4	$10
Interest cost	1	1	3	12
Amortization of prior service credit	(9)	(9)	(28)	(9)
Recognized net actuarial loss	3	3	9	4
Recognized curtailment gain	—	—	—	(48)
Net Periodic Benefit Income	$(4)	$(3)	$(12)	$(31)

In addition, Tesoro sponsors an employee thrift 401(k) plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. The Employee Benefit Committee approved changes to the Company thrift plan that went into effect in August 2011. These changes include removing the requirement that 50% of Tesoro's matching contribution to employees be invested in Tesoro's common stock held in the Tesoro common stock fund, and allowing employees to use their own contributions to invest in the Tesoro common stock fund.

NOTE J - COMMITMENTS AND CONTINGENCIES

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities, when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $5 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $95 million and $108 million, respectively. Of this amount $56 million and $62 million, respectively, relate to environmental liabilities assumed from a prior owner, arising from operations at our Golden Eagle refinery prior to August 2000. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries ("L&I"), the U.S. Chemical Safety and Hazard Investigation Board ("CSB") and the EPA initiated separate investigations of the incident. In October 2010, L&I completed its investigation, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I's characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency's conclusions are mistaken. In January 2011, we filed an appeal of the citation. The appeal and the EPA and CSB investigations are ongoing. We have incurred charges related to the incident of $6 million and $27 million during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. These amounts do not include insurance recoveries, which are discussed below.

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

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected to date, $32 million was recorded in second quarter of 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in the second quarter of 2011 and $12 million was recorded in the fourth quarter of 2010.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System ("TAPS"). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. We are continuing discussions of EPA's claims with the EPA and the U.S. Department of Justice ("DOJ") . We previously received a notice of violation ("NOV") in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a NOV from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the DOJ and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Operating Lease

Effective August 29, 2011, we entered into an agreement with Thrifty Oil Co. and certain of its affiliates, to lease approximately 240 retail stations located primarily in southern California for an aggregate commitment of approximately $25 million annually. Each station has an initial lease term of 10 years, with options to extend for two additional five-year terms. We will begin to lease the stations in a phased transition of approximately 190 stations in 2012 and approximately 50 stations in 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - STOCKHOLDERS' EQUITY

See Note L for information relating to stock-based compensation and common stock reserved for exercise of options. Changes to equity during the nine months ended September 30, 2011, are presented below:

	Tesoro Corporation Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$3,215	$—	$3,215
Net earnings	670	11	681
Net proceeds from issuance of common units - TLLP	(14)	302	288
Shares issued for equity-based compensation awards and benefit plans	8	—	8
Excess tax benefits from equity-based compensation arrangements	6	—	6
Amortization of equity settled awards	12	—	12
Repurchases of common stock	(101)	—	(101)
Payments of distribution to noncontrolling interest	—	(4)	(4)
Balance at September 30, 2011	$3,796	$309	$4,105
Anti-dilutive Share Repurchase Program
On August 3, 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the repurchase of approximately 0.7 million shares related to 2011 awards granted and described in Note L to offset their potential dilutive effect. The Board also authorized a program to repurchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs. On September 26, 2011, the Board of Directors authorized the repurchase of an additional 4.0 million shares of common stock intended to offset the dilutive effect of shares issued for stock-based compensation awards granted in fiscal years prior to 2011. In total, we repurchased the 4.7 million authorized shares of common stock in the third quarter of 2011 for $95 million pursuant to the Board's approval, of which $39 million and $56 million was paid in the third and fourth quarters of 2011, respectively.

NOTE L - STOCK-BASED COMPENSATION

Stock-based compensation expense (credit) included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock appreciation rights	$(12)	$6	$10	$7
Phantom stock options	(5)	3	1	4
Restricted common stock	2	3	6	10
Other stock-based awards	5	2	8	7
Total Stock-Based Compensation Expense (Credit)	$(10)	$14	$25	$28

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $4 million expense and a $5 million benefit for the three months ended September 30, 2011 and 2010, respectively, and a benefit of $8 million and $11 million for the nine months ended September 30, 2011 and 2010, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $1 million and $0 million for the three months ended September 30, 2011 and 2010, respectively, and $16 million and $5 million for the nine months ended September 30, 2011 and 2010, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Appreciation Rights

A stock appreciation right ("SAR") entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the nine months ended September 30, 2011. We paid cash of $8 million for SARs that were exercised during the nine months ended September 30, 2011. We have accrued $41 million and $39 million in liabilities associated with our SARs awards at September 30, 2011 and December 31, 2010, respectively.

A summary of our stock appreciation right activity for the nine months ended September 30, 2011, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	7,372	$22.34	4.6 years
Exercised	(830)
Forfeited	(229)
Outstanding at September 30, 2011	6,313	$23.42	3.79 years
Vested or expected to vest at September 30, 2011	6,312	$23.42	3.79 years
Exercisable at September 30, 2011	4,592	$26.97	3.49 years

Executive Phantom Stock Options

The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant phantom stock options during the nine months ended September 30, 2011. We have accrued $12 million and $15 million in other noncurrent liabilities associated with these executive phantom stock option awards at September 30, 2011 and December 31, 2010, respectively.

A summary of our executive phantom stock option activity is set forth below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	1,487	$14.13	8.1 years
Exercised	(256)
Forfeited	(65)
Outstanding at September 30, 2011	1,166	$14.13	7.4 years
Vested or expected to vest at September 30, 2011	1,166	$14.13	7.4 years
Exercisable at September 30, 2011	1,166	$14.13	7.4 years

Performance Share Awards

In May 2011, we granted performance share awards under the 2011 Long-Term Incentive Plan. The vesting percentages of these equity awards, range from 0-200%, and are tied to two separate performance measures or market conditions over a three year performance period. Each performance share award vests at the end of the performance period. The fair value of performance share awards tied to market conditions is estimated using a Monte Carlo simulation model. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is generally amortized over a three year vesting period using the straight-line method. The value of the awards ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index, or return on capital employed, which is measured against the performance peer group. Total unrecognized compensation cost related to non-vested performance share awards totaled $6 million as of September 30, 2011, which is expected to be recognized over a weighted average period of 2.5 years. As of September 30, 2011, the fair value of each outstanding non-vested performance share award was $19.47.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of our performance share award activity is set forth below (shares in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2011	—	$—
Granted	264	$31.90
Forfeited	(1)	$31.90
Nonvested at September 30, 2011	263	$31.90

Market Stock Units

In May 2011, we granted market stock units under the 2011 Long-Term Incentive Plan. Market stock units represent the right to receive a target number of shares that will vest at the end of a three year performance period. The number of shares ultimately issued will be based on the ratio of Tesoro's average closing stock price at the end of the performance period to Tesoro's average closing stock price at the beginning of the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of market stock units is amortized over a three year vesting period using the straight-line method. Total unrecognized compensation cost related to non-vested market stock units totaled $11 million as of September 30, 2011, which is expected to be recognized over a weighted average period of 2.6 years.

A summary of our market stock unit award activity is set forth below (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Intrinsic Value
			(In millions)
Nonvested at January 1, 2011	—	$—	$—
Granted	426	$34.45
Forfeited	(5)	$34.45
Nonvested at September 30, 2011	421	$34.45	$7

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	(In millions)
Refining:
Refined products	$7,745	$4,907	$21,650	$13,813
Crude oil resales and other	227	275	568	863
Retail:
Fuel (a)	1,382	947	3,851	2,647
Merchandise and other	61	61	170	171
Intersegment sales from Refining to Retail	(1,314)	(870)	(3,649)	(2,424)
Total Revenues	$8,101	$5,320	$22,590	$15,070
Segment Operating Income
Refining (b)	$600	$146	$1,302	$127
Retail	22	32	62	86
Total Segment Operating Income	622	178	1,364	213
Corporate and unallocated costs	(25)	(49)	(129)	(143)
Operating Income (c)	597	129	1,235	70
Interest and financing costs (d)	(38)	(40)	(141)	(114)
Interest income and other	3	4	3	4
Foreign currency exchange gain (loss)	—	1	(1)	2
Earnings (Loss) Before Income Taxes	$562	$94	$1,096	$(38)
Depreciation and Amortization Expense
Refining	$91	$92	$276	$270
Retail	9	10	28	30
Corporate	3	4	8	14
Total Depreciation and Amortization Expense	$103	$106	$312	$314
Capital Expenditures
Refining	$69	$67	$162	$207
Retail	13	8	20	12
Corporate	4	—	9	—
Total Capital Expenditures	$86	$75	$191	$219
______________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $97 million and $97 million for the three months ended September 30, 2011 and 2010, respectively, and $280 million and $236 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Includes impairment charges related to the change in scope of a capital project at our Los Angeles refinery of $48 million and $20 million for the nine months ended September 30, 2011 and 2010, respectively. Also, includes charges directly related to the Washington refinery incident of $12 million and $25 million for the three and nine months ended September 30, 2010, respectively.

(c)
Includes a $48 million gain for the nine months ended September 30, 2010, from the elimination of postretirement life insurance benefits for current and future retirees, and $37 million in business interruption and property damage recoveries for the nine months ended September 30, 2011.

(d)
Includes a charge of $13 million to write-off the remaining unamortized discount associated with the early redemption of the Junior    Subordinated Notes due 2012 for the nine months ended September 30, 2011, and $5 million and $11 million of accrued interest and premiums paid in connection with the repurchase of a portion of our 6 1/4% and 6 1/2% Senior Notes for the three and nine months ended September 30, 2011, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2011	2010
Identifiable Assets:
Refining	$7,936	$7,303
Retail	643	619
Corporate	1,323	810
Total Assets	$9,902	$8,732

NOTE N - ACQUISITION

Pending SUPERVALU Retail Stations Acquisition

In September 2011, we entered into an agreement with SUPERVALU, Inc. to acquire 50 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming. Of the 50 stations, we will own the land for 37 stations and lease the land and certain improvements for the remaining 13 stations. The purchase price of the assets is $34 million, plus the value of inventories at the time of closing. We will assume the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. will retain certain pre-closing liabilities, including environmental matters.  The transaction is expected to close in early 2012.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,070	$65	$—	$1,135
Receivables, less allowance for doubtful accounts	1	1,088	60	—	1,149
Inventories	—	1,503	204	—	1,707
Prepayments and other	47	163	11	—	221
Total Current Assets	48	3,824	340	—	4,212
Net Property, Plant and Equipment	—	4,871	222	—	5,093
Investment in Subsidiaries	4,571	(260)	253	(4,564)	—
Long-Term Receivables from Affiliates	2,133	—	37	(2,170)	—
Other Noncurrent Assets	44	551	52	(50)	597
Total Assets	$6,796	$8,986	$904	$(6,784)	$9,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$251	$2,323	$274	$—	$2,848
Current maturities of debt	—	2	20	—	22
Total Current Liabilities	251	2,325	294	—	2,870
Long-Term Payables to Affiliates	—	2,170	—	(2,170)	—
Debt	1,563	19	50	(50)	1,582
Other Noncurrent Liabilities	1,161	178	6	—	1,345
Equity-Tesoro Corporation	3,821	4,294	245	(4,564)	3,796
Equity-Noncontrolling interest	—	—	309	—	309
Total Liabilities and Stockholders' Equity	$6,796	$8,986	$904	$(6,784)	$9,902

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,935	$600	$(2,434)	$8,101
Costs and expenses	2	9,385	551	(2,434)	7,504
OPERATING INCOME (LOSS)	(2)	550	49	—	597
Equity in earnings (loss) of subsidiaries	354	(9)	37	(382)	—
Other expense	—	(32)	(3)	—	(35)
EARNINGS (LOSS) BEFORE INCOME TAXES	352	509	83	(382)	562
Income tax expense (a)	—	193	17	—	210
NET EARNINGS (LOSS)	352	316	66	(382)	352
Less net income attributable to noncontrolling interest	—	—	7	—	7
NET INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$352	$316	$59	$(382)	$345
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$6,746	$797	$(2,223)	$5,320
Costs and expenses	2	6,617	795	(2,223)	5,191
OPERATING INCOME (LOSS)	(2)	129	2	—	129
Equity in earnings (loss) of subsidiaries	58	(4)	—	(54)	—
Other expense	—	(35)	—	—	(35)
EARNINGS (LOSS) BEFORE INCOME TAXES	56	90	2	(54)	94
Income tax expense (a)	—	37	1	—	38
NET EARNINGS (LOSS)	$56	$53	$1	$(54)	$56
_______________

(a)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$28,140	$2,248	$(7,798)	$22,590
Costs and expenses	7	26,965	2,181	(7,798)	21,355
OPERATING INCOME (LOSS)	(7)	1,175	67	—	1,235
Equity in earnings (loss) of subsidiaries	687	(26)	58	(719)	—
Other expense	—	(130)	(9)	—	(139)
EARNINGS (LOSS) BEFORE INCOME TAXES	680	1,019	116	(719)	1,096
Income tax expense (benefit) (a)	(1)	397	19	—	415
NET EARNINGS (LOSS)	681	622	97	(719)	681
Less net income attributable to noncontrolling interest	—	—	11	—	11
NET INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$681	$622	$86	$(719)	$670
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$19,227	$1,882	$(6,039)	$15,070
Costs and expenses	5	19,157	1,877	(6,039)	15,000
OPERATING INCOME (LOSS)	(5)	70	5	—	70
Equity in earnings (loss) of subsidiaries	(29)	(18)	—	47	—
Other expense	—	(108)	—	—	(108)
EARNINGS (LOSS) BEFORE INCOME TAXES	(34)	(56)	5	47	(38)
Income tax expense (benefit) (a)	(2)	(7)	3	—	(6)
NET EARNINGS (LOSS)	$(32)	$(49)	$2	$47	$(32)
_______________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$30	$779	$53	$—	$862
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(184)	(3)	—	(187)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	181	—	—	(181)	—
Net cash from (used in) investing activities	181	(183)	(3)	(181)	(186)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	—	—	135	—	135
Repayments under revolver	—	—	(215)	—	(215)
Repayments of debt	(328)	(1)	—	—	(329)
Proceeds from stock options exercised	7	—	—	—	7
Excess tax benefits from equity-based compensation arrangements	—	8	—	—	8
Payments of distribution to noncontrolling interest	—	—	(4)	—	(4)
Repurchases of common stock	(45)	—	—	—	(45)
Proceeds from issuance of common units-Tesoro Logistics LP	—	—	288	—	288
Net intercompany borrowings (repayments)	—	(295)	114	181	—
Distributions to General Partner	50	—	(50)	—	—
Distributions to Common unitholders	31	39	(70)	—	—
Distributions to Subordinated unitholders	97	120	(217)	—	—
Financing costs and other	(23)	(9)	(2)	—	(34)
Net cash from (used in) financing activities	(211)	(138)	(21)	181	(189)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	458	29	—	487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,070	$65	$—	$1,135

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$7	$354	$(206)	$—	$155
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(227)	(1)	—	(228)
Proceeds from asset sales	—	2	—	—	2
Intercompany notes, net	(4)	—	—	4	—
Net cash from (used in) investing activities	(4)	(225)	(1)	4	(226)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	—	—	66
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	4	—	—	—	4
Repurchases of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Net intercompany borrowings (repayments)	—	(205)	209	(4)	—
Financing costs and other	(4)	—	—	—	(4)
Net cash from (used in) financing activities	(3)	(205)	209	(4)	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(76)	2	—	(74)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$335	$4	$—	$339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Important Information Regarding Forward-Looking Statements" on page 54 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During 2011, the improved margin environment, a significant crude cost advantage, increased throughputs and focus on commercial excellence have contributed to higher total operating income. We continue to implement our strategy and goals discussed above to strengthen our financial position in 2011. Relative to these goals, during the first nine months of 2011 we:

•
announced plans to expand the crude oil throughput capacity at our Mandan, North Dakota refinery from 58 thousand barrels per day ("Mbpd") to 68 Mbpd. The current expected capital investment for the expansion will be approximately $35 million, and is expected to be completed in the second quarter of 2012;

•
announced plans to supply crude oil by rail from the Bakken Shale/Williston Basin area to our Washington refinery. The project includes loading and unloading facilities and dedicated rail cars called a unit train and is expected to deliver up to 30 Mbpd of Bakken crude oil into the refinery. Bakken crude oil is high quality and cost advantaged and will allow the Company to decrease dependence on foreign waterborne feedstocks and declining Alaska North Slope production. The Company intends to offer the unloading facility and dedicated railcar assets to Tesoro Logistics LP ("TLLP") after completion. The current expected capital investment for the facility is approximately $60 million and is expected to be completed in the fourth quarter of 2012;

•
announced plans to replace the vacuum distillation unit at our Los Angeles refinery. The new unit will increase the refinery's clean product yield and reduce petroleum coke production at current crude rates. Additionally, the project will allow the refinery to reduce overall greenhouse gas emissions. The capital investment for the unit upgrade is expected to be approximately $40 million, and is expected to be completed in the third quarter of 2012, subject to permitting requirements;

•
redeemed the $150 million Junior Subordinated Notes in May 2011 and reduced our debt outstanding related to our 6 1/4% Senior Notes due 2012 and 6 1/2% Senior Notes due 2017 by $151 million and $27 million, respectively, through open market repurchases of our debt;

•
amended and extended the maturity of the Tesoro Corporation Revolving Credit Facility to 2016. The amended facility includes reductions in borrowing rates and easing of certain covenants. In October 2011, we extended the maturity of the Tesoro Panama Company Sociedad Anonima ("TPSA") Revolving Credit Agreement for an additional 364-day term; and

•
expanded our marketing presence through the addition of wholesale supply contracts on the west coast and in the mid-continent region including the addition of approximately 300 branded stations in 2011, and by entering into agreements to lease or purchase approximately 290 additional retail stations, beginning in 2012.

Tesoro Logistics LP
As part of our business strategy, we formed TLLP to own, operate, develop and acquire crude oil and refined products logistics assets. In April 2011, TLLP completed the initial public offering ("the Offering") of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 share over-allotment option that was exercised by the underwriters. Tesoro Logistics GP, LLC, a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP's assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.
TLLP intends to expand its business by acquiring assets from us and third parties, and through organic growth including constructing new assets and increasing the utilization of existing assets. Although we have historically operated our logistics assets primarily to support our refining and marketing business, we intend to grow our logistics operations in order to maximize the integrated value of our assets within the midstream and downstream value chain. TLLP believes they are well positioned to achieve their primary business objectives and execute business strategies based on the following competitive strengths: long-term fee-based contracts, their relationship with us, assets positioned in the high demand Bakken Shale/Williston Basin area and financial flexibility.
We hold an approximate 52% interest in TLLP, including the interest of the general partner. This interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. We received net proceeds of approximately $283 million from this offering, after deducting offering expenses (the "Offering Costs") and debt issuance costs. TLLP retained $3 million for working capital purposes and paid $2 million in connection with entering into their revolving credit facility.

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

Retail Acquisitions

During the third quarter of 2011 we entered into agreements to expand our network of retail stations with the addition of 290 stations between 2012 and 2014, as part of our commitment to enhancing integration and growing our marketing business.

In September 2011, we entered into an agreement with SUPERVALU, Inc. to acquire 50 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming. Of the 50 stations, we will own the land for 37 stations and lease the land and certain improvements for the remaining 13 stations. The purchase price of the assets is $34 million, plus the value of inventories at the time of closing. We will assume the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. will retain certain pre-closing liabilities, including environmental matters. The transaction is expected to close in early 2012. We intend to invest approximately $5 million to rebrand these stations, which we expect to produce total fuels sales of more than 5 Mbpd.

Effective August 29, 2011, we entered into an agreement with Thrifty Oil Co. and certain of its affiliates to lease approximately 240 retail stations located primarily in southern California for an aggregate amount of approximately $25 million annually. We intend to invest approximately $30 million to rebrand these retail stations, which produce average total fuel sales of between 25 to 30 Mbpd. Each retail station lease is for an initial term of 10 years, with the option to renew for two additional five-year terms. We are scheduled to take possession of the retail stations in a phased transition, with approximately 190 stations scheduled in 2012 and approximately 50 stations in 2014.

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

Crude Oil and Product Price Analysis

Average Key Commodity Prices and Differentials
(Dollars per barrel)
The U.S. economic recovery continues to be sluggish amidst commodity price volatility, geopolitical risk concerns and European financial market uncertainty. The slow pace of U.S. employment growth over the past year is one of the main reasons for the gradual recovery. The nationwide unemployment rate was 9.1% in September 2011, unchanged from July and August, and down 0.5% from one year ago. Comparatively, in California, a key market area for Tesoro, the state's unemployment rate was 11.9% in September 2011, down 0.1% from the rate in July, and down 0.6% from one year ago.
Stronger economic growth has been seen in emerging Asian markets, where recovery started in 2009. U.S. refined product exports remained above historical averages for West and Gulf Coast refiners in the first, second and beginning of the third quarters of 2011 due to economic and weather-related oil demand strength in certain Latin American markets and stronger Asian refined product prices. In July 2011, net U.S. exports of the three principle light products (gasoline, jet, diesel) exceeded 350 Mbpd.
The recovery in Asian economies has increased global middle distillate demand. Strong demand for U.S. light product exports, primarily to Latin America, has provided additional margin support during the quarter . During the third quarter of 2011, U.S. West Coast benchmark diesel fuel and gasoline margins declined 19% and 29%, respectively from the second quarter of 2011. However, U.S. West Coast benchmark diesel fuel margins were up 8% from the 2010 third quarter, while U.S. West Coast benchmark gasoline margins fell approximately 38% as compared to the 2010 third quarter. Higher consumer gasoline prices combined with the slow economic recovery and low employment continued to keep gasoline demand growth from recovering and continued to weaken gasoline margins. U.S. retail gasoline prices were down 46 cents per gallon from the peak of $3.97 per gallon in May by the end of September, but continued to have a negative impact on gasoline demand.

The price spread between mid-continent crude oil and world crude oil continues to widen in an unprecedented manner. In January 2011, the West Texas Intermediate ("WTI") to Dated Brent differential averaged $6.96 per barrel. In September 2011, the average differential had increased to $24.03 per barrel reflecting the significant dislocation of WTI due to mid-continent crude oil logistics constraints. This has decreased the crude costs for inland refineries in the mid-continent region and contributed to increasingly strong refining margins for that sector. The current price discount for WTI relative to other U.S. and world crude oils is expected to continue until transportation bottlenecks restricting the movement of crude oil out of the mid-continent region are relieved.

Outlook

High unemployment continues to be a barrier to the rate of recovery. The growing economies in the developing world are expected to continue to provide positive pressure on distillate margins, though gasoline margins, which are more driven by U.S. consumers, are expected to remain in seasonal ranges. Internationally, several recent events, both natural and geopolitical, have created interruptions in the supply chain for oil and other industries, which are causing readjustments in the market place. The effects of events in Japan earlier this year are continuing to impact low sulfur fuel oil and heavy low sulfur crude oil prices in the Pacific Basin markets. The Libyan oil export disruption has increased uncertainty related to the supply of crude oil despite increased production by certain OPEC member countries. The current European debt crisis continues to negatively impact investor confidence, which increases the volatility of U.S. markets. Following the completion of the release of about 31 million barrels of crude oil from the U.S. Strategic Petroleum Reserve, commercial crude oil stocks rose to 336 million barrels at the end of September 2011, 22 million barrels less than September 2010.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the federal Clean Air Act;

•	various regulations of greenhouse gas emissions from stationary and mobile sources by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Clean Air Act and California statute;

•	potential enactment of federal climate change legislation; and

•	possible promulgation of national regulations relative to gasoline composition and ozone standards under the federal Clean Air Act.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Revenue and income generated by TLLP was not significant to our consolidated results of operations.

Summary

Our net earnings were $345 million ($2.39 per diluted share) for the three months ended September 30, 2011 ("2011 Quarter"), compared with net earnings of $56 million ($0.39 per diluted share) for the three months ended September 30, 2010 ("2010 Quarter"). The increase in net earnings of $2.00 per diluted share during the 2011 Quarter was primarily due to the following:

•
significantly higher gross refining margins in the Pacific Northwest and mid-continent regions of $166 million and $189 million, respectively, driven by significant feedstock advantages and increased throughputs;

•	additional costs of $21 million at the Washington refinery during the 2010 Quarter related to the April 2010 incident and maintenance work performed while the refinery was shut down; and

•
considerably higher refining throughput primarily as a result of the temporary shut-down of processing at the Washington refinery and completion of a planned turnaround at our Hawaii refinery during the 2010 Quarter.

The increase in net earnings during the 2011 Quarter relative to the 2010 Quarter was partially offset by the following:

•	a $48 million gain primarily related to the elimination of postretirement life insurance benefits for current and future retirees in the 2010 Quarter.

For the year-to-date periods, our net income was $670 million ($4.65 per diluted share) for the nine months ended September 30, 2011 ("2011 Period"), compared to a net loss of $32 million ($0.23 per diluted share) for the nine months ended September 30, 2010 ("2010 Period"). The increase in net earnings of $4.88 per diluted share during the 2011 Period was primarily due to the following:

•
significantly higher gross refining margins in the Pacific Northwest and mid-continent regions of $387 million and $459 million, respectively, driven by feedstock advantages and increased throughputs; and

•
considerably higher refining throughput, primarily as a result of the temporary shut-down of processing at the Washington refinery and completion of scheduled refinery turnarounds during the 2010 Period.

The increase in net earnings during the 2011 Period relative to the 2010 Period was partially offset by the following:

•	a $48 million impairment charge in the 2011 Period as compared to a $20 million impairment charge in the 2010 Period related to a change in scope of a capital project at our Los Angeles refinery;

•	a $48 million gain recognized in the 2010 Period, primarily from the elimination of postretirement life insurance benefits for the current and future retirees;

•
a $27 million increase in interest expense in 2011 due to the write-off of the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes due 2012 and premiums paid in connection with the repurchase of a portion of our Senior Notes; and

•	a $26 million increase in incentive compensation expense during the 2011 Period as compared to the 2010 Period.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$7,745	$4,907	$21,650	$13,813
Crude oil resales and other (b)	227	275	568	863
Total Revenues	$7,972	$5,182	$22,218	$14,676
Throughput (thousand barrels per day)
Heavy crude (c)	188	191	178	184
Light crude	386	251	369	259
Other feedstocks	35	30	36	29
Total Throughput	609	472	583	472

% Heavy Crude Oil of Total Refining Throughput (c)	31%	40%	31%	39%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	293	238	286	231
Jet fuel	82	63	79	66
Diesel fuel	144	104	134	100
Heavy oils, residual products, internally produced fuel and other	123	95	116	103
Total Yield	642	500	615	500

Gross refining margin ($/throughput barrel) (d)	$18.43	$13.28	$16.53	$10.87

Manufacturing Cost before Depreciation and Amortization Expense ($/throughput bbl) (d)	$4.57	$6.14	$4.96	$5.94
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices, which approximate market of $1.3 billion and $870 million for the three months ended September 30, 2011 and 2010, respectively, and $3.6 billion and $2.4 billion for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Crude oil resales and other includes revenues earned by TLLP. Segment operating income for the refining segment includes $17 million and $21 million of operating income from TLLP for the three and nine months ended September 30, 2011, respectively, and $6 million and $16 million of operating loss from TLLP for the three and nine months ended September 30, 2010, respectively. Amounts recorded for TLLP are included in our regional refining operating data.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(d)
Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenue less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$1,034	$577	$2,631	$1,402
Expenses
Manufacturing costs	256	266	789	766
Other operating expenses	69	60	176	182
Selling, general and administrative expenses	16	6	32	22
Depreciation and amortization expense (f)	91	92	276	270
Loss on asset disposals and impairments	2	7	56	35
Segment Operating Income (b)	$600	$146	$1,302	$127
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	355	294	341	285
Jet fuel	94	92	90	93
Diesel fuel	152	131	140	114
Heavy oils, residual products and other	86	72	82	75
Total Refined Product Sales	687	589	653	567
Refined Product Sales Margin ($/barrel) (g)
Average sales price	$122.78	$88.81	$121.82	$88.95
Average costs of sales	109.13	78.95	108.93	81.20
Refined Product Sales Margin	$13.65	$9.86	$12.89	$7.75
_______________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $1 million and $4 million for the three and nine months ended September 30, 2011, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.55 and $2.01 for the three months ended September 30, 2011 and 2010, respectively, and $1.66 and $1.98 for the nine months ended September 30, 2011 and 2010, respectively.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions except per barrel amounts)
California (Golden Eagle and Los Angeles)
Refining throughput (thousand barrels per day) (h)	247	241	241	223
Gross refining margin	$338	$305	$1,033	$730
Gross refining margin ($/throughput barrel) (d)	$14.90	$13.74	$15.71	$11.97
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$6.51	$7.02	$6.95	$7.53
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day) (h)	169	64	158	90
Gross refining margin	$234	$68	$617	$230
Gross refining margin ($/throughput barrel) (d)	$14.99	$11.68	$14.32	$9.40
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$3.32	$10.23	$3.44	$6.27
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day) (h)	74	53	70	62
Gross refining margin	$93	$25	$134	$58
Gross refining margin ($/throughput barrel) (d)	$13.58	$5.00	$6.97	$3.39
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$2.93	$3.93	$3.83	$3.16
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (h)	119	114	114	97
Gross refining margin	$368	$179	$843	$384
Gross refining margin ($/throughput barrel) (d)	$33.51	$17.16	$27.02	$14.52
Manufacturing cost before depreciation and amortization expense (d) ($/throughput bbl)	$3.33	$3.04	$3.57	$3.78
____________________

(h)
We experienced reduced throughput due to scheduled turnarounds at our Golden Eagle refinery during the 2011 second quarter, at our Golden Eagle and Utah refineries during the 2010 first quarter, our North Dakota refinery during the 2010 second quarter, and our Hawaii refinery during the 2010 third quarter. We temporarily shut-down processing at the Washington refinery subsequent to the incident in April 2010, and resumed operations at planned rates in November 2010.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Overview. Operating income for our refining segment increased by $454 million, or 311%, to $600 million during the 2011 Quarter as compared to the 2010 Quarter. The increase is primarily due to an improved margin environment, significant crude cost advantages, and higher refinery throughput during the 2011 Quarter.

Gross Refining Margins. Our gross refining margin per barrel increased by $5.15 per barrel, or 39%, to $18.43 per barrel in the 2011 Quarter as compared to the 2010 Quarter, reflecting stronger industry margins across all regions. Industry distillate margins on the U.S. West Coast increased approximately 8%, as U.S. exports of distillates and continued economic growth in Asia and Latin America supported demand. Industry gasoline margins on the U.S. West Coast declined approximately 38% during the 2011 Quarter as compared to the 2010 Quarter as a result of lower demand due to unemployment and higher retail street prices.

Our margins were driven by advantaged crude cost relative to industry benchmarks and increased throughput during the quarter. Mid-continent crude oil logistic constraints continued to increase the price spread between crude oil priced off WTI and waterborne crude oil benchmarks. This situation has decreased the relative crude oil costs for our mid-continent refineries and contributed to strong refining margins for that region, which increased refining margin per barrel 95% in this region. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $457 million during the 2011 Quarter as compared to the 2010 Quarter. Our mid-pacific gross refining margin per barrel increased by $8.58 per barrel to $13.58 per barrel in the 2011 Quarter as compared to the 2010 Quarter, due to the combined effects of lower crude oil costs and lagging refined product prices. On the U.S. West Coast, discounts for heavy crude oils relative to domestic alternatives widened compared to the 2010 Quarter, resulting in an increase in gross refining margins at our California and Pacific Northwest refineries.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our gains totaled $112 million during the 2011 Quarter and losses totaled $3 million during the 2010 Quarter due to price movements of crude oil and refined products.

Refining Throughput. Total refining throughput increased 137 Mbpd, or 29%, to 609 Mbpd during the 2011 Quarter as compared to the 2010 Quarter. Our Washington refinery operated at a significantly higher utilization of 88% during the 2011 Quarter, while during the 2010 Quarter, it was temporarily shut-down subsequent to the April 2010 incident. Additionally, our Hawaii refinery operated at higher rates during the 2011 Quarter, after running at reduced rates due to a turnaround in the 2010 Quarter.

Refined Products Sales. Revenues from sales of refined products increased $2.8 billion, or 58% to $7.7 billion in the 2011 Quarter as compared to the 2010 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $33.97 per barrel, or 38%, to $122.78 per barrel in the 2011 Quarter as compared to the 2010 Quarter, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 98 Mbpd, or 17%, to 687 Mbpd in the 2011 Quarter as compared to the 2010 Quarter. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Costs of Sales and Expenses. Our average costs of sales increased by $30.18 per barrel, or 38%, to $109.13 per barrel during the 2011 Quarter as compared to the 2010 Quarter, reflecting higher crude oil prices impacted by global market events discussed in "Business Strategy and Overview." Manufacturing and other operating expenses decreased by $1 million, to $325 million in the 2011 Quarter as compared to the 2010 Quarter reflecting lower maintenance and repairs expense during the 2011 Quarter as compared to the 2010 Quarter, primarily from increased maintenance work performed at the Washington refinery while it was shut down in the 2010 Quarter. This reduction was offset with increased catalyst and energy costs associated with higher throughputs in the 2011 Quarter.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Overview. Operating income for our refining segment increased by $1.2 billion to $1.3 billion during the 2011 Period as compared to the 2010 Period. The increase is primarily due to an improved margin environment, significant crude oil cost advantages and higher refinery throughput during the 2011 Period.

Gross Refining Margins. Our gross refining margin per barrel increased by $5.66 per barrel, or 52%, to $16.53 per barrel in the 2011 Period as compared to the 2010 Period, reflecting stronger industry margins across all regional markets. Industry distillate and gasoline margins on the U.S. West Coast increased approximately 50% and decreased approximately 10%, respectively. Our margins were driven by advantaged crude oil cost relative to industry benchmarks and increased throughput. Mid-continent crude oil logistic constraints continued to increase the price spread between crude oil priced off WTI and waterborne crude oil benchmarks. This has decreased the relative crude oil costs for our mid-continent refineries and contributed to strong refining margins for that region. The significantly higher gross refining margin per barrel positively impacted total gross refining margins by $1.2 billion during the 2011 Period as compared to the 2010 Period. Additionally, we recorded business interruption insurance recoveries of $32 million in cost of sales during the 2011 Period related to the 2010 Washington refinery incident.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our gains totaled $147 million during the 2011 Period and $3 million during the 2010 Period due to price movements of crude oil and refined products.

Refining Throughput. Total refining throughput increased 111 Mbpd, or 24%, to 583 Mbpd during the 2011 Period as compared to the 2010 Period due to favorable market conditions and turnarounds at our Utah, North Dakota and Hawaii refineries in the 2010 Period. Additionally, our Washington refinery was fully operational throughout the 2011 Period, as compared to the 2010 Period when we temporarily shut-down processing at our Washington refinery subsequent to the April 2010 incident.

Refined Products Sales. Revenues from sales of refined products increased $7.8 billion, or 57% to $21.7 billion in the 2011 Period as compared to the 2010 Period, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $32.87 per barrel, or 37%, to $121.82 per barrel in the 2011 Period as compared to the 2010 Period, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 86 Mbpd, or 15%, to 653 Mbpd in the 2011 Period as compared to the 2010 Period. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Costs of Sales and Expenses. Our average costs of sales increased by $27.73 per barrel, or 34%, to $108.93 per barrel during the 2011 Period as compared to the 2010 Period, reflecting higher crude oil prices impacted by global market events discussed in "Business Strategy and Overview." Manufacturing and other operating expenses increased by $17 million, or 2%, to $965 million in the 2011 Period as compared to the 2010 Period related to higher utilities costs, primarily natural gas, and expenses related to significant increases in throughput volumes. We recorded business interruption insurance and property insurance recoveries during the 2011 Period of $32 million and $5 million, respectively, related to the 2010 Washington refinery incident that were recorded in cost of sales and operating expenses, respectively. Additionally, the changes to our postretirement medical and pension benefit programs resulted in a $36 million gain during the 2010 Period. The losses on asset disposals and impairments in the 2011 and 2010 Periods primarily relate to a change in scope of a capital project at our Los Angeles refinery, which resulted in a write-down to fair value of equipment of $48 million in the 2011 Period and $20 million in the 2010 Period.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,382	$947	$3,851	$2,647
Merchandise and other	61	61	170	171
Total Revenues	$1,443	$1,008	$4,021	$2,818
Fuel Sales (millions of gallons)	408	351	1,142	1,000
Fuel Margin ($/gallon) (a) (b)	$0.16	$0.22	$0.18	$0.22
Merchandise Margin (in millions)	$15	$14	$40	$40
Merchandise Margin (percent of revenues)	27%	26%	26%	26%
Average Number of Stations (during the period)
Company-operated	376	383	378	384
Branded jobber/dealer (c)	810	497	773	499
Total Average Retail Stations	1,186	880	1,151	883
Segment Operating Income
Gross Margins
Fuel (b)	$67	$76	$201	$223
Merchandise and other non-fuel	20	20	58	59
Total Gross Margins	87	96	259	282
Expenses
Operating expenses	50	49	152	148
Selling, general and administrative expenses	5	5	13	14
Depreciation and amortization expense	9	10	28	30
Loss on asset disposals and impairments	1	—	4	4
Segment Operating Income	$22	$32	$62	$86
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

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Operating Income. Operating income for our retail segment decreased $10 million, or 31%, to $22 million during the 2011 Quarter as compared to the 2010 Quarter. Total gross margin decreased $9 million, or 9%, to $87 million during the 2011 Quarter as compared to the 2010 Quarter. Retail fuel margin per gallon decreased 27% to $0.16 per gallon during the 2011 Quarter leading fuel gross margins to decrease $9 million from the 2010 Quarter. During the 2011 Quarter, rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted operating income and retail margins. This was partially offset by a 57 million gallon, or 16%, increase in fuel sales volumes during the 2011 Quarter as compared to the 2010 Quarter led by the addition of branded marketing supply contracts in the mid-continent region, which transitioned in the 2011 first quarter. Merchandise and other non-fuel gross margin remained unchanged at $20 million during both the 2011 and 2010 Quarters.

Fuel sales revenues increased $435 million, or 46%, to $1.4 billion in the 2011 Quarter as compared to $947 million in the 2010 Quarter, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from the 2010 Quarter due to higher prices for purchased fuel. Our other expenses remained relatively consistent as compared to the 2010 Quarter.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Operating Income. Operating income for our retail segment decreased $24 million, or 28%, to $62 million during the 2011 Period as compared to the 2010 Period. Total gross margin decreased $23 million, or 8% to $259 million during the 2011 Period as compared to the 2010 Period. Retail fuel margin per gallon decreased 18% to $0.18 per gallon during the 2011 Period leading fuel gross margins to decrease $22 million from the 2010 Period. During the 2011 Period, rapidly rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted operating income and retail margins. This was partially offset by a 142 million gallon, or 14%, increase in fuel sales volumes during the 2011 Period as compared to the 2010 Period led by the addition of branded marketing supply contracts in the mid-continent region, which transitioned in the 2011 first quarter. Merchandise and other non-fuel gross margin remained stable at $58 million during the 2011 Period compared to $59 million during the 2010 Period.

Fuel sales revenues increased $1.2 billion, or 46%, to $3.9 billion in the 2011 Period as compared to $2.6 billion in the 2010 Period, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from the 2010 Period due to higher prices for purchased fuel. Our other expenses remained relatively consistent compared to the 2010 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $12 million, or 21% to $44 million in the 2011 Quarter from $56 million in the 2010 Quarter. The decrease was primarily due to the impact of lower stock prices on stock-based compensation expense recorded for our stock appreciation rights and phantom stock options, which decreased by $18 million and $8 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period using a Black-Scholes method where stock price is a significant assumption. Our stock price decreased 15% during the 2011 Quarter, as compared to a 15% increase during the 2010 Quarter.

Our selling, general and administrative expenses increased $1 million, or less than 1%, to $166 million in the 2011 Period from $165 million in the 2010 Period. The increase was primarily due to the impact of higher stock prices throughout 2011, resulting in an increase in stock-based compensation expense recorded for our stock appreciation rights, which increased by $3 million and an increase in incentive based compensation expense. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period using a Black-Scholes method where stock price is a significant assumption. Our stock price increased approximately 5% during the 2011 Period, as compared to a 1% decrease during the 2010 Period.

Interest and Financing Costs. Interest and financing costs decreased $2 million, or 5%, to $38 million in the 2011 Quarter from $40 million during the 2010 Quarter. The decrease reflects lower interest payments as a result of the overall reduction in debt outstanding due to the early redemption of our Junior Subordinated Notes and the repurchase of a portion of our 6 1/4% Notes and 6 1/2% Notes. The decrease was partially offset by a $3 million charge related to premiums paid associated with the repurchase of our 6 1/4% Notes and 6 1/2% Notes.

Interest and financing costs increased $27 million or 24%, to $141 million in the 2011 Period from $114 million during the 2010 Period. The increase reflects a $13 million charge to write-off the unamortized discount on the Junior Subordinated Notes, which were redeemed during the second quarter, a $9 million charge related to premiums paid associated with the repurchase of our 6 1/4% Notes and 6 1/2% Notes, and interest on borrowings outstanding under the TPSA Revolving Credit Facility, which was entered into in October 2010.

Income Tax Provision. Our income tax expense totaled $210 million in the 2011 Quarter versus $38 million in the 2010 Quarter. In the 2011 Period, the income tax expense totaled $415 million versus a benefit of $6 million in the 2010 Period. The combined federal and state effective income tax rate was 38% and 16% during the 2011 Period and the 2010 Period, respectively. The 2010 Period benefit was reduced by $7 million of income tax expense related to health care legislation enacted in 2010.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See "Important Information Regarding Forward-Looking Statements" on page 54 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2011 with $1.1 billion of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility, $20 million in borrowings under the TPSA Revolving Credit Facility, and $50 million in borrowings under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had borrowing ability under our committed credit agreements as follows (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2011	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$801	$1,049
TPSA Revolving Credit Facility	500	20	115	365
TLLP Revolving Credit Facility	150	50	—	100
Total credit agreements	$2,500	$70	$916	$1,514
_________
(a)Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement's total capacity.

Our credit facilities as of September 30, 2011, were subject to the following expenses and fees.

Credit Facility	Eurodollar Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion)	0.24%	1.75%	3.25%	—%	0.375%
TPSA Revolving Credit Facility ($500 million)	0.24%	2.75%	3.25%	1.75%	—%
TLLP Revolving Credit Facility ($150 million)	0.24%	2.50%	3.25%	1.50%	0.500%

Tesoro Corporation Revolving Credit Facility ("Revolving Credit Facility")

We amended our Revolving Credit Facility in March 2011. The total available capacity was changed to $1.85 billion, which, subject to receiving increased commitments from the lending group, can be increased up to an aggregate amount of $2.25 billion. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding Tesoro Logistics GP, Tesoro Logistics LP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility.

Our Revolving Credit Facility and senior notes impose various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or repurchase our common stock. The indentures for our senior notes contain covenants and restrictions, which are customary for notes of this nature. These covenants and restrictions limit, among other things, our ability to:

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

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2011.

At September 30, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.6 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $89 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. As of September 30, 2011, we had unused credit availability of approximately 57% of the eligible borrowing base.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. On August 8, 2011, we added an additional facility, which increased the number of agreements from three to four. As of September 30, 2011, the four separate uncommitted letter of credit agreements had $334 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. The letter of credit agreements may be terminated by either party, at any time.

TPSA Revolving Credit Facility

As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. TPSA, entered into a 364-day uncommitted, secured revolving credit agreement that was scheduled to expire in October 2011. TPSA is an unrestricted subsidiary outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

In June 2011, we increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At September 30, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. During the 2011 Period we reduced our borrowings under this facility by $130 million.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA's financial results that, among other things, limit TPSA's ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined), and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of and for the nine months ended September 30, 2011.

On October 11, 2011, we amended and restated, in substantially the same form, the TPSA Revolving Credit Facility for an additional 364-day term.

TLLP Revolving Credit Facility

On April 26, 2011, TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. At the closing of the offering, TLLP borrowed $50 million under the TLLP Revolving Credit Facility.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. Borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin, or a Eurodollar rate plus the Eurodollar margin. The applicable margin varies based upon a certain coverage ratio, as defined. The TLLP Revolving Credit Facility is scheduled to mature three years from execution on April 25, 2014.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of September 30, 2011.

Capitalization

Our capital structure at September 30, 2011, was comprised of the following (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	20
TLLP Revolving Credit Facility	50
6¼% Senior Notes Due 2012	299
65/8% Senior Notes Due 2015	450
6½% Senior Notes Due 2017	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $10 million)	290
Capital lease obligations and other	22
Total Debt	1,604
Stockholders' Equity	4,105
Total Capitalization	$5,709

At September 30, 2011, our debt to capitalization ratio had decreased to 28% compared to 38% at year-end 2010, reflecting earnings during nine months of 2011 and a reduction in outstanding borrowings of $150 million related to the Junior subordinated notes, $151 million from the repurchase of the 6 1/4% Senior Notes, $27 million from the repurchase of the 6 1/2% Senior Notes and $130 million of repayments on the TPSA Revolving Credit Facility.

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations.

6 1/2% Senior Notes due 2017

During the three and nine months ended September 30, 2011, we repurchased $27 million of these notes through the open market for an aggregate purchase price of $28 million, including accrued interest and premiums.

6 1/4% Senior Notes due 2012

During the three and nine months ended September 30, 2011, we repurchased $57 million and $151 million, respectively, of these notes through the open market for an aggregate purchase price of $61 million and $161 million, respectively, including accrued interest and premiums.

Junior Subordinated Notes due 2012

We redeemed the $150 million Junior Subordinated Notes due 2012 in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with these notes, which is included in interest and financing costs in the consolidated statement of operations for the nine months ended September 30, 2011.
Anti-dilutive Share Repurchase Program
On August 3, 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the repurchase of approximately 0.7 million shares related to 2011 awards granted to offset their potential dilutive effect. The Board also authorized a program to repurchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs. On September 26, 2011 the Board of Directors authorized the repurchase of an additional 4.0 million shares of common stock intended to offset the dilutive effect of shares issued for stock-based compensation awards granted in fiscal years prior to 2011. In total, we repurchased the 4.7 million authorized shares of common stock in the third quarter of 2011 for $95 million pursuant to the Board's approval, of which $39 million and $56 million was paid in the third and fourth quarters of 2011, respectively.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From (Used in):
Operating activities	$862	$155
Investing activities	(186)	(226)
Financing activities	(189)	(3)
Increase (Decrease) in Cash and Cash Equivalents	$487	$(74)

Net cash from operating activities during the 2011 Period totaled $862 million, as compared to net cash from operating activities of $155 million in the 2010 Period. The significant increase in net cash from operating activities of $707 million was primarily due to higher cash earnings and increases in working capital during the 2011 Period as a result of higher product prices. Net cash used in investing activities decreased $40 million, or 18%, to $186 million in the 2011 Period as compared to $226 million in the 2010 Period due to decreased capital expenditures. Net cash used in financing activities during the 2011 Period totaled $189 million as compared to $3 million in the 2010 Period. The increase of net cash used in financing activities of $186 million is primarily due to the redemption of the Junior Subordinated Notes, repurchases of the 6 1/4% Senior Notes and 6 1/2% Senior Notes, and the reduction of borrowings under the TPSA Revolving Credit Facility, offset by proceeds from issuance of common units related to TLLP of $288 million.

Working capital requirements (excluding cash) decreased $423 million in the 2011 Period ending September 30, 2011, primarily related to significant increases in crude oil and product prices, which impact inventory values, related payables and trade receivables. Additionally, refining feedstock inventories increased by approximately 23% from December 31, 2010, as part of our strategy to operate our refineries at higher utilization to take advantage of a stronger margin environment. These amounts are partially offset by net repayments of $130 million of short-term borrowings on the TPSA Revolving Credit Facility.

Capital Expenditures

The cost estimates for the capital expenditures, including environmental projects, described below are subject to further review and analysis and include estimates for capitalized interest and labor costs.

Our 2011 capital budget is $380 million. However, our current estimate for capital spending in 2011 is $320 million, which is sufficient to cover the expected 2011 spending for the following recently announced projects. We expect to complete a capital project to expand the crude oil throughput capacity of the Mandan, North Dakota refinery from 58 Mbpd to 68 Mbpd in the second quarter of 2012, subject to permitting requirements. The current expected capital investment for the expansion, which will occur primarily in 2012, will be approximately $35 million. The expansion will allow the refinery to process additional crude from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains system. Additionally, we have planned capital expenditures for an unloading facility at the Washington refinery to accommodate a unit train. This facility will effectively allow the supply of crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. Pending permitting requirements, construction of the facility is expected to be completed in the fourth quarter of 2012. We expect to spend approximately $60 million on this project. Additionally, we intend to replace the vacuum distillation unit at our Los Angeles refinery, subject to permitting requirements. The capital investment for the unit upgrade is expected to be approximately $40 million and is currently scheduled to be completed in the third quarter of 2012. In addition, we expect to spend approximately $30 million to rebrand 240 leased retail stations in southern California, which are expected to be phased in during 2012 and 2014.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $70 million through 2012 at five of our refineries to comply with the regulations, including $41 million spent in the 2011 Period. Our California refineries will not require capital spending to meet the benzene reduction standards.

Capital spending during the 2011 Quarter and 2011 Period was $86 million and $191 million, respectively. Our 2011 Quarter, Period and full-year expected capital spending, and capital budget amounts are comprised of the following project categories:

	Percent of 2011 Quarter Capital Spending	Percent of 2011 Period Capital Spending	Percent of 2011 Expected Capital Spending
Project Category
Regulatory	42%	46%	40%
Sustaining	28%	30%	30%
Income Improvement	30%	24%	30%

See "Business Strategy and Overview" and "Environmental Capital Expenditures" for additional information.

Refinery Turnaround Spending

We spent $72 million for refinery turnarounds and catalysts during the 2011 Period and $17 million during the 2011 Quarter, primarily at our California refineries. During the remainder of 2011, we expect to spend approximately $38 million, primarily at our Los Angeles refinery. The turnaround previously scheduled at our Golden Eagle refinery in the fourth quarter of 2011 has been rescheduled for the first quarter of 2012. Refining throughput and yields will be affected by scheduled turnarounds at our Los Angeles refinery during the fourth quarter.

Long-Term Commitments

Effective August 29, 2011, we entered into an agreement with Thrifty Oil Co. and certain of its affiliates, to lease approximately 240 retail stations located primarily in southern California for an aggregate commitment of approximately $25 million annually. Each station has an initial lease term of 10 years, with options to extend for two additional five-year terms. We will begin to lease the stations in a phased transition of approximately 190 stations in 2012 and approximately 50 stations in 2014.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not materially impact our liquidity and consolidated financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard ("RFS2"). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 13.95 billion gallons in 2011 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of blending renewable fuels and purchases of Renewable Identification Numbers in the open market. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. We cannot currently predict its impact on our financial position, results of operations and liquidity.

In California, Assembly Bill 32 ("AB 32") created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard ("LCFS") to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap-and-trade requirements, are being developed by the California Air Resources Board, will take effect in 2012, and will be fully implemented by 2020. The implementation and implications of AB 32 will take many years to realize, and we cannot currently predict its impact on our financial position, results of operations and liquidity.

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not materially affect our consolidated financial position or results of operations. We believe it is possible that unrecognized tax benefits could decrease by as much as $5 million in the next twelve months through settlements or other conclusions, primarily regarding state tax issues.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available.

At September 30, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $95 million and $108 million, respectively. Of this amount $56 million and $62 million, respectively, relate to environmental liabilities assumed from a prior owner, arising from operations at our Golden Eagle refinery prior to August 2000. We cannot reasonably determine the full extent of remedial activities that may be required at the Golden Eagle refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.

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

On July 21, 2011, we released the Triangle of Prevention ("TOP") Investigation Team Report related to the April 2, 2010, incident at our Washington Refinery. TOP is a worker-led, company-supported Health and Safety Program designed to identify the cause of an incident and make recommendations to help prevent a similar incident in the future. The investigation was led by and included Tesoro personnel who are members of the local chapter of the United Steelworkers union and also included non-represented personnel. We do not believe the findings or our implementation of the recommendations in the report will have a material adverse impact on our consolidated financial position, results of operations or liquidity.
We maintain comprehensive property (including business interruption), workers' compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. As of September 30, 2011, all property damage claims have been settled but certain business interruption claims remain open.

We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected to date, $32 million was recorded in second quarter of 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in the second quarter of 2011 and $12 million was recorded in the fourth quarter of 2010.

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

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System ("TAPS"). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. In September 2010, the trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was signed into law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute were approved by the Commodity Futures Trading Commission on October 19, 2011, and are expected to be effective in mid-2012, subject to potential legal challenge. Although we cannot predict the ultimate impact of these rules, and currently believe that the outcome will not materially impact our liquidity and consolidated financial position, the final rules in this area may result in increased hedging costs and cash collateral requirements, which could have a material impact on our interim or annual results of operations.

We are a defendant, along with other manufacturing, supply and marketing defendants, in six lawsuits alleging methyl tertiary butyl ether ("MTBE") contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the six cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of this matter, we have established an accrual for this matter and believe that the outcome will not materially impact our consolidated financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. We are continuing discussions of EPA's claims with the EPA and the U.S. Department of Justice ("DOJ") . We previously received a notice of violation ("NOV") in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

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

On February 5, 2010, the EPA filed suit against us alleging violations of the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. In February 2009, we received a NOV from the EPA for alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We are discussing the alleged violations contained in the suit with the EPA and the DOJ and have not established an accrual for this matter. On the basis of existing information, we believe that the resolution of this matter will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We also use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We have a risk committee whose responsibilities include reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk update to executive management for consideration.

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

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 563 Mbpd, would change annualized pre-tax operating income by approximately $205 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 31 million barrels and 27 million barrels at September 30, 2011 and December 31, 2010, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2011, was approximately $51 per barrel on a last-in, first-out ("LIFO") basis, compared to market prices of approximately $118 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve options, exchange-traded futures and over-the-counter swaps and options, and physical commodity forward purchase and sale contracts, generally with durations of less than 18 months. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our Tesoro Panama Company Sociedad Anonima ("TPSA") inventory, we elected not to designate derivative instruments as fair value hedges during the nine months ended September 30, 2011 and 2010. We use fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during the 2011 and 2010 third quarters included a net gain of $112 million and net loss of $3 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	Three Months Ended
	September 30,
	2011		2010
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior period	2	$(19)	3	$5
Realized gain on settled derivative positions	98	73	103	1
Unrealized gain (loss) on open net short derivative positions	1	58	2	(9)
Net gain (loss)		$112		$(3)
_______
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at September 30, 2011, will expire at various times primarily during 2011 and 2012. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 1 million barrels at September 30, 2011, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $1 million.

Tesoro Panama Company Sociedad Anonima

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 461 thousand barrels in net open derivative positions at September 30, 2011, entered into to manage exposure to commodity price risks associated with TPSA.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into forward contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a $3 million loss related to these transactions for the three months ended September 30, 2011. As of September 30, 2011, we had a forward contract to purchase 41 million Canadian dollars that matured on October 25, 2011. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management, as appropriate.

During the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

In July 2011, we settled 46 notices of violation ("NOV") received from the Bay Area Air Quality Management District (the "District") for $497,000. In July 2010, we had received an offer from the District to settle the NOVs issued from June 2006 to September 2009 and alleging violations of air quality regulations at our Golden Eagle refinery. This settlement resolves all of the NOV's received from the District through September 2009 and the resolution will not have a material impact on our consolidated financial position, results of operations or liquidity.

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Golden Eagle, Hawaii and Utah refineries. We are continuing discussions of EPA's claims with the EPA and the U.S. Department of Justice ("DOJ") . We previously received a notice of violation ("NOV") in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of this matter could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not materially impact our liquidity and consolidated financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
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

In February 2011, we received notice from the California Attorney General that the State Water Resources Control Board referred an investigation to the Attorney General alleging violations of the California Health and Safety Code at these sites. The allegations relate to the testing, monitoring, repairing and reporting of information concerning the underground storage tanks at the sites. We have agreed, pending execution of an agreement, to settle this matter for $325,000.

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

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10‑K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all repurchases by Tesoro of its common stock during the three-month period ended September 30, 2011.

Period	Total Number of Shares Purchased*	Average Price Paid per Share
July 2011	—	$—
August 2011	690,200	$19.19
September 2011	4,000,000	$20.36
Total	4,690,200
__________

*
During the third quarter of 2011 our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. We repurchased 4.7 million authorized shares of common stock in the third quarter of 2011 pursuant to the Board's approval.

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

10.11
Form of Tesoro Corporation 2006 Long-Term Incentive Plan Options and Restricted Shares Agreement, including Summary of Key Provisions of Stock Options and Restricted Shares (incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

10.12
Form of Tesoro Corporation 2006 Long-Term Incentive Plan Performance Units Agreement, including Summary of Key Provisions of Performance Units (incorporated by reference herein to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

†10.13
Form of Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

10.14
Amended and Restated Uncommitted Revolving Credit Agreement dated as of October 11, 2011 among Tesoro Panama Company, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2011, File No. 1-3473).

10.15
Uncommitted Letter of Credit Facility Agreement dated as of October 18, 2010, among Tesoro Panama Company, S.A. as Borrower, BNP Paribas (Suisse) SA, as administrative agent and arranger, and the lenders party thereto, as amended (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2011, File no. 1-3473).

*10.16	First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011.
‡*10.17	Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011.
14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________

*	Filed herewith.

**	Submitted electronically herewith.

†
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

‡	Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities and Exchange Commission.

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

TESORO CORPORATOIN

Date:	November 4, 2011	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2011	/s/ G. SCOTT SPENDLOVE
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

10.11
Form of Tesoro Corporation 2006 Long-Term Incentive Plan Options and Restricted Shares Agreement, including Summary of Key Provisions of Stock Options and Restricted Shares (incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

10.12
Form of Tesoro Corporation 2006 Long-Term Incentive Plan Performance Units Agreement, including Summary of Key Provisions of Performance Units (incorporated by reference herein to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

†10.13
Form of Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).

10.14
Amended and Restated Uncommitted Revolving Credit Agreement dated as of October 11, 2011 among Tesoro Panama Company, S.A. as Borrower, certain lenders listed on the signature pages, as Lenders, and BNP Paribas, as Administrative Agent, Collateral Agent, Letter of Credit Issuer, Swing Line Lender and Daylight Overdraft Bank (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2011, File No. 1-3473).

10.15
Uncommitted Letter of Credit Facility Agreement dated as of October 18, 2010, among Tesoro Panama Company, S.A. as Borrower, BNP Paribas (Suisse) SA, as administrative agent and arranger, and the lenders party thereto, as amended (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2011, File no. 1-3473).

*10.16	First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011.
‡*10.17	Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011.
14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.

**	Submitted electronically herewith.

†
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

‡	Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities and Exchange Commission.
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