Form 10-Q/A
period 2011-09-30
TESORO CORP /NEW/
filed 2012-02-22
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File Number: 1-3473

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-0862768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)
210-626-6000
(Registrant's telephone number, including area code)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☑

There were 139,405,782 shares of the registrant's Common Stock outstanding at October 31, 2011.

INTRODUCTORY NOTE

Tesoro Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed on November 4, 2011 (the “Original 10-Q”). The Company is filing this Amendment solely for the purpose of filing a revised redacted copy of the Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co., dated effective August 29, 2011 (the “Lease Agreement”), pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission (the “SEC”). A redacted version of the Lease Agreement was originally filed as Exhibit 10.17 to the Original 10-Q.

Except as described above, no changes have been made to the Original 10-Q, and this Amendment does not amend, update or change any other items or disclosures in the Original 10-Q.

ITEM 6.    EXHIBITS

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

10.2
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3
Contribution, Conveyance and Assumption Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4
Omnibus Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

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

**10.16	First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011.
‡*10.17	Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 2, 2011.
14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

**	Previously furnished or filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011.

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

TESORO CORPORATION

Date:	February 22, 2012	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2012	/s/ G. SCOTT SPENDLOVE
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

10.2
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.3
Contribution, Conveyance and Assumption Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Alaska Company, Tesoro Refining and Marketing Company and Tesoro High Plains Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.4
Omnibus Agreement dated as of April 26, 2011, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.5
Transportation Services Agreement (SLC Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.6
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

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

**10.16	First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011.
‡*10.17	Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011.
14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-3473).
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

**	Previously furnished or filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011.

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