Form 10-K
period 2011-12-31
TESORO CORP /NEW/
filed 2012-02-24
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________
Commission File Number 1‑3473

TESORO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-0862768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19100 Ridgewood Parkway, San Antonio, Texas 78259-1828
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
Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

At June 30, 2011, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $3.3 billion based upon the closing price of its common units on the New York Stock Exchange Composite tape. At February 16, 2012, there were 140,800,815 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 32.
As used in this Annual Report on Form 10-K, the terms “Tesoro,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 18 states through a network of 1,175 retail stations, primarily under the Tesoro®, Shell®, and USA GasolineTM brands. See Notes P and S to our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828 and our telephone number is (210) 626-6000. Our common stock trades on the New York Stock Exchange under the symbol “TSO.” We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC's Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct, code of business conduct and ethics for senior financial executives and our Board of Director committee charters on our website.

REFINING
Tesoro Refinery Locations

ANACORTES, WASHINGTON
KENAI, ALASKA
MANDAN, NORTH DAKOTA
SALT LAKE CITY, UTAH
MARTINEZ, CALIFORNIA
KAPOLEI, HAWAII
LOS ANGELES, CALIFORNIA

Overview

We currently own and operate seven petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce a high proportion of the transportation fuels that we sell. Our seven refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

		Throughput (Mbpd)
Refinery	Crude Oil Capacity (Mbpd) (a)	2011	2010	2009
California
Martinez	166	140	124	141
Los Angeles	97	101	99	100
Pacific Northwest
Washington (b)	120	98	39	84
Alaska	72	55	54	51
Mid-Pacific
Hawaii	94	71	64	68
Mid-Continent
North Dakota	58	59	50	54
Utah	58	55	50	51
Total (c)	665	579	480	549
____________

(a)	Crude oil capacity by refinery as reported by the Energy Information Administration (2010). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)	Our Washington refinery was temporarily shut down from April 2010 to November 2010.

(c)	See discussion regarding changes in total refining throughput in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Feedstock Purchases.  We purchase crude oil and other feedstocks from both domestic and foreign sources either through term agreements with renewal provisions or in the spot market. We purchase approximately 46% of our crude oil under term agreements with renewal options, which are primarily short-term agreements priced at market. We purchase domestic crude oils produced primarily in California, Alaska, North Dakota, Colorado and Utah. We purchase foreign crude oils produced primarily in South America, Russia and Canada. Sources of our crude oil purchases were as follows:

Crude Oil Source	2011	2010	2009
Domestic	58%	65%	62%
Foreign	42	35	38
Total	100%	100%	100%

Our refineries process both heavy and light crude oils. Light crude oils, when refined, produce a higher proportion of high value transportation fuels such as gasoline, diesel and jet fuel, and as a result are generally more expensive than heavy crude oils. In contrast, heavy crude oils produce more low value by-products and heavy residual oils. These lower value products can be upgraded to higher value products through additional more complex and expensive refining processes. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2011		2010		2009
	Volume	%	Volume	%	Volume	%
California
Heavy crude (a)	156	65	161	72	160	66
Light crude	60	25	42	19	57	24
Other feedstocks	25	10	20	9	24	10
Total	241	100	223	100	241	100
Pacific Northwest
Heavy crude (a)	3	2	1	1	—	—
Light crude	144	94	87	94	126	93
Other feedstocks	6	4	5	5	9	7
Total	153	100	93	100	135	100
Mid-Pacific
Heavy crude (a)	12	17	19	30	17	25
Light crude	59	83	45	70	51	75
Total	71	100	64	100	68	100
Mid-Continent
Light crude	110	96	96	96	101	96
Other feedstocks	4	4	4	4	4	4
Total	114	100	100	100	105	100
Total Refining Throughput
Heavy crude (a)	171	30	181	38	177	32
Light crude	373	64	270	56	335	61
Other feedstocks	35	6	29	6	37	7
Total	579	100	480	100	549	100
____________
(a) We define heavy crude oil as crude oils with an American Petroleum Institute gravity of 24 degrees or less.

Refined Products.  The total products produced in the refining and manufacturing processes are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but also may include other products including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refining yield by region is summarized below (in Mbpd):

	2011		2010		2009
	Volume	%	Volume	%	Volume	%
California
Gasoline and gasoline blendstocks	134	51	124	51	130	49
Jet fuel	20	8	19	8	18	7
Diesel fuel	63	24	54	22	52	20
Heavy fuel oils, residual products, internally produced fuel and other	45	17	47	19	63	24
Total	262	100	244	100	263	100
Pacific Northwest
Gasoline and gasoline blendstocks	66	42	34	35	60	43
Jet fuel	30	19	24	25	26	19
Diesel fuel	27	17	11	12	23	16
Heavy fuel oils, residual products, internally produced fuel and other	35	22	27	28	30	22
Total	158	100	96	100	139	100
Mid-Pacific
Gasoline and gasoline blendstocks	19	26	15	23	16	23
Jet fuel	18	25	15	23	17	25
Diesel fuel	13	18	12	19	12	17
Heavy fuel oils, residual products, internally produced fuel and other	22	31	23	35	24	35
Total	72	100	65	100	69	100
Mid-Continent
Gasoline and gasoline blendstocks	66	56	59	57	62	58
Jet fuel	11	9	10	10	9	8
Diesel fuel	32	27	26	25	27	25
Heavy fuel oils, residual products, internally produced fuel and other	10	8	9	8	10	9
Total	119	100	104	100	108	100
Total Refining Yield
Gasoline and gasoline blendstocks	285	47	232	46	268	46
Jet fuel	79	13	68	13	70	12
Diesel fuel	135	22	103	20	114	20
Heavy fuel oils, residual products, internally produced fuel and other	112	18	106	21	127	22
Total	611	100	509	100	579	100

Marine. We time charter four U.S.-flag tankers and three foreign-flag tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. All of the tankers are double-hulled. The foreign-flag tankers, with charters that expire between 2012 and 2013, are Aframax class vessels.  We use our U.S.-flag tankers to move crude and products between Alaska, Hawaii and the West Coast.  The U.S.-flag tankers, whose charters will expire between 2012 and 2013 unless we exercise renewal options, are medium range class vessels.  Additionally, we time charter seven barges and two tugs with varying terms ending in 2012 to 2016.

Tesoro Logistics LP. On April 26, 2011, Tesoro Logistics LP (“TLLP”) completed the initial public offering (the “Offering”) of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters. Tesoro Logistics GP, LLC, a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP's assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.
TLLP intends to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP's expansion of the logistics business will allow us to maximize the economic value of our assets within the midstream and downstream value chain. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its competitive strengths, including its long-term fee-based contracts, their relationship with us, assets positioned in the high demand Bakken Shale/Williston Basin area and financial flexibility.

We hold an approximate 52% interest in TLLP, including the interest of the general partner. This interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. We received net proceeds of approximately $283 million from the Offering, after deducting offering expenses and debt issuance costs.

We have agreements with TLLP which establish fees for administrative and operational services provided by Tesoro and its subsidiaries to TLLP, provide indemnifications by Tesoro and its subsidiaries for certain environmental and other liabilities, and establish commercial terms for services provided by TLLP and its subsidiaries to us. TLLP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“U.S. GAAP”) and is consolidated into our consolidated financial statements. Intercompany transactions with TLLP and its subsidiaries are eliminated in our consolidated financial statements.

Pipelines and Storage. We receive crude oils and ship refined products through owned and third-party pipelines. TLLP, through one of its subsidiaries, owns and operates a crude oil gathering system in North Dakota and Montana (the “High Plains System”), which includes an approximate 27 Mbpd truck-based crude oil gathering operation, approximately 700 miles of common carrier pipeline (the "High Plains Pipeline") and related storage assets with current capacity to deliver up to 85 Mbpd to our North Dakota refinery, which is presently limited to processing 60 Mbpd of shipments. In addition, we own and operate over 200 miles of crude oil and product pipelines, located primarily in Alaska and Hawaii.

Gunvor SA (“Gunvor”), formerly Castor Petroleum, entered into a Transportation and Storage Agreement (“TSA”) with Petroterminal de Panama, S.A. (“PTP”) in September 2007. Concurrent with the execution of the TSA, Tesoro Panama Company S.A. (“TPSA”), a wholly owned subsidiary of Tesoro, entered into a Transportation and Storage Agreement (the “TPSA Agreement”) with Gunvor. The TSA provides Gunvor the use of the Trans-Panama pipeline (the “Panama Pipeline”) and several tanks at the Atlantic and Pacific terminals for a seven-year period, beginning in April 2010. The Panama Pipeline is 81 miles long, with a capacity exceeding 860 Mbpd, and runs across Panama near the Costa Rican border from Port Chiriqui Grande, Bocas del Toro on the Caribbean to Port Charco Azul on the Pacific coast. The TPSA Agreement with Gunvor allocates and delegates to TPSA a portion of Gunvor's rights, duties, and obligations set forth in Gunvor's TSA agreement with PTP.  TPSA has leased access to, and is obligated for, pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. These rights in the Panama Pipeline allow us to deliver crude oils acquired in Africa, the Atlantic region of South America and the North Sea to refineries in the Pacific basin.

Trucking. We operate a proprietary trucking business at our Utah and Hawaii refineries to transport crude oil to the refinery or refined products to our retail outlets and other customers. TLLP also manages a truck-based crude oil gathering operation in the Bakken Shale/Williston Basin area.

Terminalling. We operate nine refined products terminals at our refineries and other locations in California, Washington, Alaska and Hawaii. We also distribute products through third-party terminals and truck racks in our market areas and through purchase and exchange arrangements with other refining and marketing companies. TLLP operates eight refined products terminals in California, Utah, Alaska, North Dakota, Washington and Idaho, which provide storage and truck loading services to Tesoro, its subsidiaries and third-parties.

California Refineries

Martinez

Refining.  Our 166 Mbpd Martinez refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. We source crude oil for this refinery from California, Alaska and foreign locations. The Martinez refinery also processes intermediate feedstocks. The refinery's major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking and alkylation units. The refinery produces a high proportion of transportation fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Martinez refinery's two leased marine terminals have access through the San Francisco Bay that enables us to receive crude oil and ship refined products. In December 2011, we announced our intention to offer TLLP the Martinez Crude Oil Marine Terminal. In addition, the refinery can receive crude oil through a third-party marine terminal at Martinez. We also receive California crude oils and ship refined products from the refinery through third-party pipelines.

Terminals.  We operate a refined products terminal at our Martinez refinery. Additionally, TLLP operates a leased refined products terminal at Stockton, California. We distribute refined products through these and third-party terminals in our market areas and through purchase and exchange arrangements with other refining and marketing companies. We also lease third-party clean product tanks with access to the San Francisco Bay.

Los Angeles

Refining.  Our 97 Mbpd Los Angeles refinery is located in Wilmington, California on approximately 300 acres about 20 miles south of Los Angeles. We source crude oil for our Los Angeles refinery from California as well as foreign locations. The Los Angeles refinery also processes intermediate feedstocks. The refinery's major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Transportation.  Our Los Angeles refinery leases a marine terminal at the Port of Long Beach that enables us to receive crude oil and ship refined products. The refinery can also receive crude oils from the San Joaquin Valley and the Los Angeles Basin and ship refined products from the refinery through third-party pipelines.

Terminals.  TLLP owns and operates a refined products terminal adjacent to our Los Angeles refinery. Additionally, we distribute refined products through third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease refined product storage tanks at third-party terminals in Southern California, the majority of which have access to marine terminals.

Pacific Northwest Refineries

Washington

Refining. Our 120 Mbpd Anacortes, Washington refinery is located in northwest Washington on approximately 900 acres about 70 miles north of Seattle. We source our Washington refinery's crude oil from Alaska, North Dakota, Canada and other foreign locations. We intend to build an unloading facility to offload additional crude oils from the Bakken Shale/Williston Basin. These crude oils will improve our product yield and provide us an increased crude oil cost advantage. In July 2011, we announced our intention to offer TLLP this unloading facility upon completion. The Washington refinery also processes intermediate feedstocks, primarily heavy vacuum gas oil, produced by some of our other refineries and purchased in the spot-market from third-parties.

The refinery's major processing units include crude distillation, vacuum distillation, deasphalting, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units, which enable us to produce a high proportion of transportation fuels, such as gasoline including CARB gasoline and components for CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We receive other crude oils and butanes through our Washington refinery's marine terminal and its rail facility. The refinery ships transportation fuels including gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Portland, Oregon. We also deliver refined products through our marine terminal via ships and barges to West Coast and Pacific Rim markets.

Terminals.  We operate truck terminals for distillates, propane and asphalt at our Washington refinery and a refined products terminal at Port Angeles, Washington, all of which are supplied primarily by our refinery. Additionally, our Washington refinery is the primary supplier to TLLP's Vancouver, Washington terminal. We also distribute refined products through third-party terminals in our market areas, and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 60 miles southwest of Anchorage. Our Alaska refinery processes crude oil from Alaska and foreign locations. The refinery's major processing units include crude distillation, vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units, which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We receive crude oil into our Kenai marine terminal by tanker and through our owned and operated crude oil pipeline. Our crude oil pipeline is a 24-mile common-carrier pipeline connected to the eastside Cook Inlet oil field. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to TLLP and third-party terminal facilities in Anchorage and to the Anchorage International Airport. This 69-mile pipeline has the capacity to transport approximately 48 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both of our owned pipelines are subject to regulation by various state and local agencies. We also deliver refined products through our Kenai marine terminal and from the Port of Anchorage marine facility to customers via ships and barges.

Terminals.  We operate a refined products terminal at Nikiski, which is supplied by our Alaska refinery. Additionally, our Alaska refinery supplies fuels to TLLP's Anchorage terminal. We also distribute refined products through a third-party terminal, which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

We announced in January 2012 that we intend to sell our Hawaii operations as part of a previously announced strategy to focus on the Mid-Continent and West Coast markets. The assets for sale include the Kapolei refinery, 32 retail stations and the associated logistical assets.

Refining.  Our 94 Mbpd Hawaii refinery is located in Kapolei on approximately 130 acres about 20 miles west of Honolulu. We supply the refinery with crude oil from South America, Southeast Asia, the Middle East, Russia and other foreign sources. The refinery's major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, hydrotreating, and naphtha reforming units, which produce gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We transport crude oil to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery. We own and operate a refined products pipeline from our Hawaii refinery to the Sand Island terminal, which we operate, and to third-party terminals on the island of Oahu. Furthermore, our four refined products pipelines connect the Hawaii refinery to Barbers Point Harbor, approximately three miles away, where refined products are loaded on ships and barges to transport to the neighboring islands. The Barbers Point Harbor pipelines are also connected to other third-party origination and destination points.

Terminals.  We operate refined products terminals on Maui and on the Big Island of Hawaii and operate a diesel terminal on Oahu. We also have an aviation fuel terminal on Kauai, and distribute refined products from our refinery to customers through third-party terminals in our market areas.

Mid-Continent Refineries

North Dakota

Refining.  Our 58 Mbpd North Dakota refinery is located on the Missouri River near Mandan on approximately 950 acres. We supply the refinery primarily with crude oil produced from the Bakken Shale/Williston Basin. The refinery also has the ability to access other crude oil supplies, including Canadian crude oil. The refinery's major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

We are expanding our North Dakota refinery's crude oil throughput capacity from 58 Mbpd to 68 Mbpd by the end of the second quarter of 2012. We expect to supply the plant with additional crude oil from the burgeoning crude oil production in the nearby Bakken Shale/Williston Basin area via the Tesoro High Plains System.

Transportation.  Our North Dakota refinery's crude oil supply is gathered and transported to us by TLLP's High Plains System. This system includes both pipeline and truck gathered barrels and can also supply crude oil from other sources, including Canada, through third-party pipeline connections.

We distribute a significant portion of our refinery’s production through a third-party refined products pipeline system, which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. Most of the gasoline and distillate products from our refinery can be shipped through that pipeline system to third-party terminals.

Terminals.  We distribute our refined products through TLLP's terminal at our North Dakota refinery and through third-party terminals in our market area.

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on approximately 150 acres. Our Utah refinery processes crude oils primarily from Utah, Colorado, Wyoming and Canada. The refinery's major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas. We intend to make capital improvements to the Utah refinery designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd.

Transportation.  Our Utah refinery receives crude oil primarily through third-party pipelines from oil fields in Utah, Colorado, Wyoming and Canada. We use proprietary trucking to supply the remainder of our Utah refinery's crude oil requirements. We distribute the refinery's production through a system of both TLLP and third-party terminals and third-party pipeline systems, primarily in Utah, Idaho and eastern Washington, with some refined products delivered by truck to Nevada and Wyoming.

Terminals.  We distribute our refined products through TLLP's terminals, including one adjacent to the refinery and two others located in Boise and Burley, Idaho as well as third-party terminals.

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. We currently sell over 300 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through 76 owned and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are distributed by pipelines, ships, barges, railcars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, were as follows:

	2011	2010	2009
Refined Product Sales (Mbpd)
Gasoline and gasoline blendstocks	341	288	306
Jet fuel	91	92	84
Diesel fuel	143	116	121
Heavy fuel oils, residual products and other	85	76	85
Total Refined Product Sales	660	572	596

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

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah and other western states. We also supply jet fuel to the U.S. military in Hawaii and North Dakota.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries and we currently are the sole producer of ULSD in Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle, and Tacoma in Washington and Portland in Oregon, and through our refinery terminals in Washington, Alaska and Hawaii. Our Martinez and Los Angeles refineries produce petroleum coke that we sell primarily to industrial end-users. Tesoro is also a supplier of liquid asphalt for paving and construction companies in Washington, Alaska and Hawaii.

Sales of Purchased Products.  In the normal course of business we purchase refined products manufactured by others for resale to our customers to meet local market demands. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks mainly in the spot market. Our gasoline and diesel fuel purchase and resale transactions are principally on the West Coast. Our primary jet fuel resale activity consists of supplying markets in Alaska, California, Washington, Hawaii and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries' markets.

RETAIL
Tesoro's Branded Retail Network

We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “jobber/dealers”). Our retail network provides a committed outlet for a portion of the transportation fuels produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. As of December 31, 2011, our retail segment included a network of 1,175 branded retail stations under the Tesoro®, Shell® and USA GasolineTM brands. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2011:

	Type			Brand
State	Company-Operated	Jobber/Dealer	Total	Tesoro (a)	Shell®	USA Gasoline ™	Total
California	252	192	444	—	363	81	444
Minnesota	—	174	174	70	104	—	174
Idaho	6	117	123	26	94	3	123
Utah	28	66	94	42	48	4	94
North Dakota	—	89	89	89	—	—	89
Alaska	29	47	76	75	—	1	76
South Dakota	—	55	55	7	48	—	55
Washington	22	18	40	28	—	12	40
Hawaii	29	3	32	32	—	—	32
Nevada	1	12	13	1	11	1	13
Oregon	2	11	13	2	10	1	13
Other states (b)	7	15	22	1	14	7	22
Total	376	799	1,175	373	692	110	1,175
____________
(a) The Tesoro brand includes stores operated under the Tesoro®, Tesoro Alaska® and 2-Go Tesoro® brand names.
(b) Other states include Iowa, New Mexico, Colorado, Nebraska, Wisconsin, Wyoming and Arizona.

The following table summarizes our retail operations:

	2011	2010	2009

Fuel Revenues (in millions)
Company-operated	$2,728	$2,196	$1,877
Jobber/dealer	2,367	1,387	1,123
Total Fuel Revenues	$5,095	$3,583	$3,000

Number of Branded Retail Stations (end of year)
Company-operated	376	381	387
Jobber/dealer	799	499	499
Total Retail Stations	1,175	880	886

Average Number of Branded Retail Stations (during the year)
Company-operated	377	383	388
Jobber/dealer	780	499	487
Total Average Retail Stations	1,157	882	875

Fuel Sales (millions of gallons)
Company-operated	733	739	746
Jobber/dealer	793	597	583
Total Fuel Sales	1,526	1,336	1,329

Retail Acquisitions

During 2011, we entered into agreements to expand our network of retail stations with the addition of 290 stations between 2012 and 2014, as part of our commitment to enhancing integration and growing our marketing business.

We entered into an agreement with SUPERVALU, Inc. in September 2011, to acquire approximately 50 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming. In January 2012, we completed the acquisition for a total purchase price of approximately $36 million, including inventories of approximately $3 million. We assumed the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. retained certain pre-closing liabilities, including environmental matters. We expect total fuels sales of approximately 5 Mbpd.

We entered into an agreement with Thrifty Oil Co. and certain of its affiliates effective August 2011, to lease approximately 240 retail stations located primarily in southern California, for an aggregate amount of approximately $25 million annually. We estimate that these stations will provide an additional 20-25 Mbpd of ratable off-take for our refining system after we invest approximately $30 million to rebrand the network. Each retail station lease is for an initial term of 10 years, with the option to renew for two additional five-year terms. We are scheduled to take possession of the retail stations in a phased transition, with approximately 190 stations taken during the course of 2012 and the balance to come during 2014.

COMPETITION

The refining industry is highly competitive. Our competitors include a number of companies that have greater financial and other resources. We compete in the world market for the crude oil and feedstocks we process, and then we compete for the customers who purchase our refined products. The availability and cost of crude oil and other feedstocks, as well as the prices of the products we produce, are heavily influenced by global supply and demand dynamics. We obtain all of our crude oil from third-party sources and compete with other refiners for these supplies. We compete with a number of major, integrated multi-national oil companies who can supply their refineries with crude oil from their own production.

We sell gasoline through our network of retail stations and on a wholesale basis. We sell most of our distillate production through wholesale channels. We compete with other refiners and with importers for customers in most of our market areas. Competition and concentrations specific to each of our refineries are as follows:

•
Our Martinez, Los Angeles and Washington refineries compete with several refiners in the contiguous West Coast states. When foreign demand exceeds domestic demand, products are exported from the West Coast to other parts of the world. Our exports to foreign markets significantly increased from 2010 to 2011. When regional demand exceeds supply, products are imported to the West Coast from other parts of the country and the world. These include imports from the Gulf Coast as well as foreign sources such as the Far East, Europe and Canada.

•
Our Alaska refinery competes with three other in-state refineries that together have a crude oil processing capacity of approximately 294 Mbpd. It also competes with refineries on the West Coast. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport.

•
Our Hawaii refinery competes primarily with one other in-state refinery, also located in Kapolei. It is owned by a major integrated oil company and has a crude oil capacity of approximately 54 Mbpd. All crude oil processed in Hawaii is from out of state. Product imports from the U.S. mainland and foreign sources are also required to meet the state's fuel demand. Our jet fuel sales are concentrated at the Honolulu International Airport, where we are the principal supplier. We serve five airports on other Hawaiian islands and compete with other suppliers for U.S. military contracts.

•
Our North Dakota refinery is the only refinery in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and with pipeline supply from the Gulf Coast region. The Midwest region ranks second among the regions in crude oil throughput in the United States. This region produces crude oil from the Bakken Shale/Williston Basin and imports crude oil from Canada.

•
Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 110 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in California, Minnesota, Idaho, Utah, North Dakota and other western states through a network of company-operated retail stations and branded and unbranded jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to enter the fuel retail business. Many of these competitors are substantially larger than we are and through their greater resources may be better able to withstand volatile market conditions and low profitability.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations may require us to make significant expenditures. For example, the U.S. Environmental Protection Agency (“EPA”) has proposed multiple regulations to control greenhouse gas emissions under the Federal Clean Air Act. The U.S. Congress may also consider legislation regarding greenhouse gas emissions in the future. The Energy and Security Independence Act of 2007 mandates the blending of increasing amounts of renewable fuels annually in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers of transportation fuels sold domestically. The EPA implements the renewable fuel standard (“RFS2”) through regulation and requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS2 compliance are uncertain and fluctuate with market dynamics.

The impact of these regulatory and legislative developments, if enacted or implemented, or both, is likely to result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture. Depending on market conditions, we will attempt to pass these costs on to consumers. If that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most petroleum refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. We frequently review and modify our oil spill prevention plans and procedures to prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

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

We have entered into spill-response contracts with various OSROs to provide spill-response services, if required, to respond to a spill of oil originating from our facilities. We have spill-response agreements in Alaska with Cook Inlet Spill Prevention and Response, Incorporated and with Alyeska Pipeline Service Company. We have a spill-response services agreement in Hawaii with Clean Islands Council. We also have entered into contracts with Marine Spill Response Corporation for Hawaii, the San Francisco Bay, Puget Sound, the Port of Los Angeles and the Port of Long Beach; and the Clean Rivers Cooperative, Inc. for the Columbia River, and Bay West, Inc. in our Mid-Continent region. These OSROs are capable of responding to an oil spill on water equal to the greatest volume above ground storage tank at our facilities or pipelines. Those volumes range from 50,000 to 600,000 barrels. We also contract with two spill-response organizations outside the U.S. to support our shipments in foreign waters. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for any contingency. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

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

Additionally, we require all tankers and barges engaged in moving crude oil, heavy and finished products to be double hulled. All vessels used by us to transport crude oil and refined products over water are examined or evaluated and subject to our approval prior to their use.

Regulation of Pipelines

Our pipeline systems in Alaska are common carriers subject to tariff regulation by various state and local agencies. Operations on portions of our pipelines are regulated by the U.S. Department of Transportation in Alaska, California and Hawaii.

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

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving lines of credit are available for additional working capital needs. For additional information regarding working capital see the “Capital Resources and Liquidity” section in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

SEASONALITY

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for both the refining and retail segments for the first and fourth quarters are generally lower than for those in the second and third quarters.

EMPLOYEES

At December 31, 2011, we had approximately 5,400 full-time employees - approximately 1,350 of whom are covered by collective bargaining agreements. The agreements expired on January 31, 2012 for approximately 1,076 employees, and will expire on February 29, 2012 for approximately 29 employees and April 30, 2012 for approximately 249 employees. We expect these agreements to be renewed in 2012 however, we are currently in negotiations with hourly represented employees at our Anacortes, Hawaii, Mandan, Martinez and Salt Lake City refineries and there is no assurance an agreement will be reached without a strike, work stoppage or other labor action at any of these locations.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Shell® and USA GasolineTM brands through a network of 1,175 retail stations, of which 376 are company-operated. See Notes L and P to our consolidated financial statements in Item 8.

1

GLOSSARY OF TERMS

Alkylation - A process that chemically combines isobutane with other hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

API - American Petroleum Institute - the main U.S trade association for the oil and natural gas industry.

API Gravity - A scale for denoting the lightness or heaviness of crude oils and other liquid hydrocarbons. Calibrated in API degrees (or degrees API), it is used universally to express a crude oil's relative density in an inverse measure - the lighter the crude, the higher the API gravity, and vice versa.

CARB  - California Air Resources Board - Gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.

Cracking - The process of breaking down larger hydrocarbon molecules into smaller molecules, using catalysts and/or elevated temperatures and pressures.

Deasphalting - A solvent extraction process of recovering higher-value oils from refining residues.

Delayed Coking - A process by which the heaviest crude oil fractions can be thermally cracked under conditions of elevated temperatures to produce both refined products and petroleum coke.

Distillate Hydrocracking - A catalytic hydrocracking process designed to produce primarily diesel fuel and jet fuel.

Exchange Arrangement - An agreement providing for the delivery of crude oil or refined products to a third party, in exchange for the delivery of crude oil or refined products from the third party.

Fluid Catalytic Cracking - A process that breaks down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of a catalytic agent to increase the yield of gasoline. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.

Gross Refining Margin - The margin on products manufactured and purchased, including those sold to our retail segment. Gross refining margin is calculated as revenues less costs of feedstocks, purchased refined products, transportation and distribution.

Heavy Crude Oil - Crude oil with an API gravity of 24 degrees or less. Heavy crude oils are generally sold at a discount to lighter crude oils.

Heavy Fuel Oils, Residual Products, Internally Produced Fuel and Other - Products other than gasoline, jet fuel and diesel fuel produced in the refining process. These products include residual fuels, gas oils, propane, petroleum coke, asphalt and internally produced fuel.

Hydrocracking - A process that uses a catalyst to crack heavy hydrocarbon molecules in the presence of hydrogen. Major products from hydrocracking are jet fuel, naphtha, propane and gasoline components such as butane.

Hydrotreating - A process that removes sulfur from refined products in the presence of catalysts and substantial quantities of hydrogen to reduce sulfur dioxide emissions that result from the use of the products.

Isomerization - A process that alters the fundamental arrangement of atoms in the molecule without adding or removing anything from the original material. The process is used to convert normal butane into isobutane and normal pentane into isopentane and hexane into isohexane. Both isopentane and isohexane are high-octane gasoline components.

Jobber/Dealer Stations - Retail stations owned by third-parties that sell products purchased from or through us and carry one of our brands.

Light Crude Oil - Crude oil with an API gravity greater than 24 degrees. Light crude oils are generally sold at a premium to heavy crude oils.

Manufacturing Costs - Costs associated directly with the manufacturing process including cash operating expenses, but excluding depreciation and amortization.

Mbpd - Thousand barrels per day.

Naphtha - Refined product used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.

Refining Yield - Volumes of product produced from crude oils and feedstocks.

Reforming - A process that uses controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Retail Fuel Margin - The margin on fuel products sold through our retail segment calculated as revenues less cost of sales. Cost of sales in fuel margin are based on purchases from our refining segment and third-parties using average bulk market prices adjusted for transportation and other differentials.

Throughput - The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

Turnaround - The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of the unit.

Ultra-Low Sulfur Diesel (ULSD)  - Diesel fuel produced with lower sulfur content to lower emissions, which is required for on-road use in the U.S.

Vacuum Distillation - Distillation under reduced pressure, which lowers the boiling temperature of crude oils in order to distill crude oil components that have high boiling points.

Visbreaking - A thermal cracking process in which heavy atmospheric or vacuum unit residues are cracked at moderate temperatures to increase production of distillate products and reduce viscosity of the distillate residues.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 16, 2012.

Name	Age	Position	Position Held Since
Gregory J. Goff	55	President and Chief Executive Officer	May 2010
Daniel R. Romasko	48	Executive Vice President, Operations	March 2011
Charles S. Parrish	54	Executive Vice President, General Counsel and Secretary	April 2009
G. Scott Spendlove	48	Senior Vice President, Chief Financial Officer	May 2010
Claude A. Flagg	58	Senior Vice President, Strategy and Business Development	November 2010
David K. Kirshner	55	Senior Vice President, Commercial	October 2011
Arlen O. Glenewinkel, Jr.	55	Vice President and Controller	December 2006
Tracy D. Jackson	42	Vice President and Treasurer	February 2011

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

Gregory J. Goff was named President and Chief Executive Officer in May 2010. Before joining Tesoro, he has served as Senior Vice President, Commercial for ConocoPhillips Corporation (“ConocoPhillips”), an international, integrated energy company, from 2008 until 2010. Mr. Goff held various other positions at ConocoPhillips beginning in 1981, including President of ConocoPhillips specialty businesses and business development from 2006 to 2008; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; President of ConocoPhillips Europe and Asia Pacific downstream from 2002 to 2004; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; and director and CEO of Conoco JET Nordic from 1998 to 2000.

Daniel R. Romasko was named Executive Vice President, Operations in March 2011. Prior to that he served as Vice President, Operations Integrity and Vice President, Technical Operations and Competence at Suncor Energy, an integrated energy company. Mr. Romasko also worked for Petro-Canada, an oil and natural gas company, from July 2007 to August 2009 as the General Manager of their Fort Hills syncrude operations, which merged with Suncor in 2009. Prior to joining Suncor, Mr. Romasko spent 20 years with ConocoPhillips, an international energy company with downstream operations. At ConocoPhillips he held leadership positions in transportation, pipeline, supply and trading, and global specialty products and built extensive experience in refining, including most recently serving as Operations Manager for the Borger, Texas refinery from April 2004 to July 2007.

Charles S. Parrish was named Executive Vice President, General Counsel and Secretary in April 2009. Prior to that, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006; Vice President, General Counsel and Secretary beginning in March 2005 and as Vice President, Assistant General Counsel and Secretary beginning in November 2004.

G. Scott Spendlove was named Senior Vice President and Chief Financial Officer in May 2010. From May 2010 until February 2011, he also assumed responsibilities as Treasurer. Prior to that, he served as Senior Vice President, Risk Management beginning in June 2008, Vice President, Asset Enhancement and Planning beginning in August 2007, Vice President, Strategy and Long-Term Planning beginning in December 2006 and Vice President and Controller beginning in March 2006. Mr. Spendlove also served as Vice President, Finance and Treasurer beginning in March 2003 and Vice President, Finance beginning in January 2002.

Claude A. Flagg was named Senior Vice President, Strategy and Business Development in November 2010.  Prior to being in his current position, he served as Senior Vice President, System Optimization beginning in February 2005.  He joined Tesoro in January 2005 as Senior Vice President of Planning and Optimization.

David K. Kirshner was named Senior Vice President, Commercial in October 2011. Prior to joining Tesoro, he served as Vice President, Supply, Trading and Transportation for Hess Corporation beginning in 2001.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006. Prior to that, he served as Vice President, Enterprise Risk beginning in April 2005 and Vice President, Internal Audit, from August 2002 to April 2005.

Tracy D. Jackson was named Vice President and Treasurer in February 2011. Ms. Jackson served as the Company's Treasurer starting in November 2010 and the Vice President of Internal Audit beginning in May 2007. Prior to that, she served as Executive Director of Internal Audit at Valero Corporation beginning in May 2005.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 16, 2012:

Steven H. Grapstein	Non-Executive Chairman of the Board of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc.
Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Non-Executive Chairman of Genel Energy plc; Director of Computer Sciences Corporation
Gregory J. Goff	President and Chief Executive Officer of Tesoro Corporation; Chairman of the Board of Tesoro Logistics, LP; Director of Polyone Corporation
Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of El Paso Corporation; Director of The Babcock & Wilcox Company; Director of Parker Drilling Co.
David Lilley	Former Chairman, President and Chief Executive Officer of Cytec Industries, Inc.; Director of Rockwell Collins, Inc.; Director of Public Service Enterprise Group Incorporated
J.W. Nokes
Chairman of the Environmental, Health and Safety Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Non-Executive Chairman of Albemarle Corporation

Susan Tomasky	Former President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of BPL Global, Ltd.
Michael E. Wiley
Chairman of the Compensation Committee of Tesoro Corporation; Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Trustee of Fidelity Funds; Director of Bill Barrett Corporation

Patrick Y. Yang	Head of Global Technical Operations for F. Hoffman-La Roche Ltd.

ITEM 1A. RISK FACTORS

The volatility of crude oil prices, refined product prices and natural gas and electrical power prices may have a material adverse effect on our cash flow and results of operations.

Earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the prices at which we are able to sell refined products, also fluctuates significantly from time to time. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

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

In addition, we purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products also could have a material adverse effect on our business, financial condition and results of operations.

Volatile prices for natural gas and electrical power used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.

The U.S. economic recovery from the recent recession continues to be tenuous, and the risk of further significant global economic downturn continues. Further prolonged downturns or failure to recover could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. This continues to adversely affect the business and economic environment in which we operate, especially on the U.S. West Coast. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers' performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

Competition from integrated oil companies that produce their own supply of feedstocks and from high volume retailers and large convenience store retailing operators who may have greater financial resources, could materially affect our business, financial condition and results of operations.

We compete on a global basis with a number of integrated and nationally owned oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers.

We also face strong competition in the fuel and convenience store retailing market for the sale of retail gasoline and convenience store merchandise. Our competitors include service stations operated by integrated major oil companies and well-recognized national high volume retailers or regional large chain convenience store operators, often selling gasoline or merchandise at aggressively competitive prices.

Some of these competitors may have access to greater financial resources, which may provide them with a better ability to bear the economic risks inherent in all phases of our industry. Fundamental changes in the supply dynamics of foreign product imports could lead to reduced margins for the refined products we market, which could have an adverse effect on the profitability of our fuel retailing business.

Meeting the requirements of evolving environmental, health and safety laws and regulations including those related to climate change could adversely affect our performance.

Consistent with the experience of other U.S. refiners, environmental laws and regulations have raised operating costs and require significant capital investments at our refineries. We believe that existing physical facilities at our refineries are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, we may be required to address conditions that may be discovered in the future and require a response. Also, potentially material expenditures could be required in the future as a result of evolving environmental, health and safety, and energy laws, regulations or requirements that may be adopted or imposed in the future. Future developments in federal and state laws and regulations governing environmental, health and safety and energy matters are especially difficult to predict.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse effect on our business, financial condition and results of operations. For example:

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard which would require a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in January 2012, the California Air Resources Board has appealed the decision, and we cannot predict the outcome of the pending appeal.

•
The U.S. Congress passed the Energy Independence and Security Act in December 2007, that created a second renewable fuels standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 15.2 billion gallons in 2012 and rise to 36 billion gallons by 2022.

•
The EPA proposed regulations in 2009, that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources. Promulgation of the final rule on April 1, 2010, has resulted in a cascade of related rulemakings by the EPA pursuant to the Clean Air Act relative to controlling greenhouse gas emissions.

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products. Any of these risks, such as fires, explosions, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters, at our or third-party facilities, could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

We carry property, casualty and business interruption insurance but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer's liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

While we do not act as an owner or operator of any marine tankers, we do maintain marine charterer's liability insurance with a primary coverage of $500 million, subject to a $25,000 deductible, and an additional $500 million in umbrella policies for a total of $1 billion in coverage for liabilities, costs and expenses arising from a discharge of pollutants. In addition, Tesoro maintains $10 million in marine terminal operator's liability coverage, subject to a $150,000 deductible, and an additional $500 million in umbrella coverage for a total of $510 million in coverage for sudden and accidental pollution events and liability arising from marine terminal operations. We cannot assure you that we will not suffer losses in excess of such coverage.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, approximately 1,350 of our employees are covered by collective bargaining agreements.  The agreements expired on January 31, 2012 for approximately 1,076 employees, and will expire on February 29, 2012 for approximately 29 employees and April 30, 2012 for approximately 249 employees.  We are currently in negotiations with hourly represented employees at our Anacortes, Hawaii, Mandan, Martinez and Salt Lake City refineries and there is no assurance an agreement will be reached without a strike, work stoppage or other labor action at any of these locations.  Any prolonged strike, work stoppage or other labor action at any of these locations could have an adverse effect on our financial condition or results of operations.

Our business is impacted by environmental risks inherent in refining operations.

The operation of refineries, pipelines and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities which receives our wastes or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third-parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third-parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

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

We and the owners of tankers we charter have contracted with various spill response service companies in the areas in which we transport and store crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers, pipelines or above ground storage tanks transporting or storing crude oil or refined products, and response services may not respond to a “worst case discharge” in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge. Additionally, we cannot ensure that all resources of a contracted response service company could be available for our or a chartered tanker owner's use at any given time. There are many factors that could inhibit the availability of these resources, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal rulings, these resources could be diverted to respond to other global events.

Our operations are also subject to general environmental risks, expenses and liabilities which could affect our results of operations.

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

We operate and have in the past operated retail stations with underground storage tanks in various jurisdictions. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

From time to time, our cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are not able to obtain the necessary funds from financing activities.

We have substantial cash needs. Our short-term cash needs are primarily to satisfy working capital requirements, including crude oil purchases, which fluctuate with the pricing and sourcing of crude oil. Our longer-term cash needs also include capital expenditures for infrastructure, environmental and regulatory compliance, maintenance turnarounds at our refineries and upgrade and business strategy projects.

We generally supply our cash needs with cash generated from our operations; however, from time to time, particularly when the price of crude oil increases significantly, our cash requirements may exceed our cash flow. In such instances, we may not have sufficient borrowing capacity, and may not be able to sufficiently increase borrowing capacity under our existing credit facilities to support our short-term and long-term capital requirements. Debt and equity capital markets continue to be volatile, and we may not be able to secure additional financing on terms and at a cost acceptable to us, if at all. If we cannot generate cash flow and funding is not available when needed, or is available only on unfavorable terms, we may not be able to operate our refineries at the desired capacity, fund our capital requirements, take advantage of business opportunities, respond to competitive pressures or complete our business strategies, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory risk management activities are designed to manage the risk of volatile prices associated with our physical inventory and may result in substantial derivative gains and losses.

We enter into derivative transactions to manage the risks from changes in the prices of crude oil and refined products.  Our inventory risk management activities are designed to manage the risk stemming from the volatile prices associated with our physical inventories and may result in substantial derivatives gains and losses. We hedge price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows.  Consequently, our derivatives hedging results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions.  Since we only use hedge accounting for certain foreign physical inventories that offset these derivatives transactions, we are not able under U.S. GAAP to mark the physical inventory values to market and, as a result, there is frequently a timing difference between the impact on our cash flow and earnings from the derivative transaction versus the offsetting physical inventory balance.  During the years ended December 31, 2011 and 2010, we incurred pre-tax hedging losses of $6 million and $29 million, respectively, which were recorded in the Statements of Consolidated Operations.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our Washington refinery receives all of its Canadian crude oil and delivers a high proportion of its gasoline, diesel fuel and jet fuel through third-party pipelines and the balance through marine vessels. Our Hawaii and Alaska refineries receive most of their crude oil and transport a substantial portion of their refined products through ships and barges. Our Utah refinery receives substantially all of its crude oil and delivers substantially all of its refined products through third-party pipelines. Our North Dakota refinery delivers substantially all of its refined products through a third-party pipeline system. Our Martinez refinery receives approximately one-third of its crude oil through third-party pipelines and the balance through marine vessels. Substantially all of our Martinez refinery's production is delivered through third-party pipelines, ships and barges. Our Los Angeles refinery receives California crude oils through third-party pipelines and the balance of its crude oil supply through marine vessels. Approximately two-thirds of our Los Angeles refinery's production is delivered through third-party pipelines, terminals, ships and barges. In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries, pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems, and emergency recovery processes, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations.  Finally, federal legislation relating to cyber-security threats may be enacted that could impose additional requirements on our operations.

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

We received an offer in January 2012, from the South Coast Air Quality Management District to settle notice of violations (“NOV”) issued by the District between December 2009 and February 2011 for $367,000. The NOVs allege violations of air quality regulations at our Los Angeles refinery. We are evaluating the District's offer but the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

In December 2011, we agreed to settle a lawsuit filed on February 5, 2010 by the EPA alleging we violated the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. We received a NOV from the EPA in February 2009, for the alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We have agreed to pay $965,000 and take certain actions, including developing protocols for collecting samples from and mixing refined products in storage tanks, to settle this matter pending execution of the settlement agreement. The ultimate resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

We received notice from the California Attorney General in February 2011, that the State Water Resources Control Board referred an investigation to the Attorney General alleging violations of the California Health and Safety Code at twelve of our retail gasoline stations. The allegations relate to the testing, monitoring, repairing and reporting of information concerning the underground storage tanks at the stations. In November 2011, we settled this matter for $325,000.

We are a defendant, along with other manufacturing, supply and marketing defendants, in five remaining lawsuits, as one was settled in 2011, alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the five cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. In December 2011, we reached agreement to settle two of the remaining five lawsuits pending a court's approval of the settlement. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.
The names of the courts in which the proceedings are pending and the date instituted are as follows:

Name of Case	Name of Court where proceeding is pending	Date Instituted
City of Fresno v. Chevron USA Inc., et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company, Inc.	United States District Court of Southern District of New York	October 29, 2004
Orange County Water District v. Unocal Corporation et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company, Inc.	United States District Court of Southern District of New York	October 28, 2004
City of Pomona v. Chevron USA Inc., Tesoro Corporation and Tesoro Refining and Marketing Inc.	United States District Court of Southern District of New York	January 16, 2009
Great Oaks Water Company v. USA Petroleum Corporation, et al., Tesoro Corporation and Tesoro Refining and Marketing Company	Superior Court of California, County of Santa Clara	January 4, 2010
City of Santa Barbara v. Chevron USA, Inc., et al., Tesoro Refining and Marketing Company	Superior Court of California, County of Contra Costa	April 6, 2010

We received a NOV from the California State Water Quality Control Board in November 2011, alleging violations of the California Health and Safety Code as a result of a release of naphtha from a tank at our Los Angeles refinery. The Board proposed a penalty of $488,500 in January 2012. We are evaluating the NOV and proposed penalty but the ultimate resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

We settled 46 NOVs received from the Bay Area Air Quality Management District (the “District”) for $497,000 in July 2011. We had received an offer from the District to settle the NOVs issued from June 2006 to September 2009 and alleging violations of air quality regulations at our Martinez refinery in July 2010. This settlement resolves all of the NOVs received from the District through September 2009 and the resolution will not have a material impact on our financial position, results of operations or liquidity.

We received a NOV from the California Air Resources Board (“CARB”) in April 2011. The CARB alleges certain batches of fuels produced in 2009 and 2010 at our Martinez and Los Angeles refineries violated fuel standards within the California Code of Regulations. We are investigating the allegations but believe the ultimate resolution of the NOV will not have a material impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a NOV in March 2011, from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I's characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency's conclusions are mistaken. We filed an appeal of the citation in January 2011. The EPA and CSB investigations are ongoing. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident at our Washington refinery. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index, (b) a composite new peer group (the “New Peer Group”) of four companies selected by Tesoro and (c) a composite peer group previously used by Tesoro (the “Old Peer Group”). The composite New Peer Group includes HollyFrontier Corporation, Marathon Petroleum, Sunoco, Inc. and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2006 and ending December 31, 2011.
The New Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The New Peer Group is representative of companies that we internally benchmark against. The change in Peer Group from 2010 is the addition of Marathon Petroleum and HollyFrontier Corporation as a result of the merger of Holly Corporation and Frontier Oil Corporation during 2011.
Comparison of Five Year Cumulative Total Return*
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Tesoro	$100	$146.06	$41.26	$43.47	$59.48	$74.93
S&P 500	100	105.50	66.45	84.03	96.68	98.72
Old Peer Group	100	133.92	49.41	36.80	52.96	50.42
New Peer Group	100	116.82	57.82	58.51	66.57	50.30
* Assumes that the value of the investments in common stock and each index was $100 on December 31, 2006, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share
Our common stock is listed under the symbol “TSO” on the New York Stock Exchange. Summarized below are high and low sales prices on our common stock on the New York Stock Exchange during 2011 and 2010. We did not declare any dividends in 2011 and 2010.

	Sales Prices per Common Share
Quarter Ended	High	Low
December 31, 2011	$29.61	$17.43
September 30, 2011	25.79	17.82
June 30, 2011	28.74	20.38
March 31, 2011	27.99	17.60
December 31, 2010	18.94	12.79
September 30, 2010	13.50	10.40
June 30, 2010	14.43	10.76
March 31, 2010	15.33	11.48
Dividend Policy
We do not currently pay a dividend to our stockholders. At February 16, 2012, there were approximately 1,558 holders of record of our 140,800,815 outstanding shares of common stock.
Purchases of Equity Securities
Tesoro may acquire shares from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were no such shares acquired during the three-month period ended December 31, 2011.
On August 3, 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the purchase of approximately 0.7 million shares related to 2011 awards granted to offset their potential dilutive effect. The Board also authorized a program to purchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs. On September 26, 2011, the Board of Directors authorized the purchase of an additional 4.0 million shares of common stock intended to offset the dilutive effect of shares issued for stock-based compensation awards granted in fiscal years prior to 2011. In total, we purchased the 4.7 million authorized shares of common stock in the third quarter of 2011 for $95 million pursuant to the Board's approval.
2012 Annual Meeting of Stockholders
The 2012 Annual Meeting of Stockholders will be held at 8:30 A.M. Central Time on Thursday, May 3, 2012, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 13, 2012 are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2011. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2011	2010	2009	2008	2007 (a)(b)
	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$30,303	$20,583	$16,872	$28,416	$21,976
Net Earnings (Loss) (c)	563	(29)	(140)	278	566
Less net income attributable to noncontrolling interest	17	—	—	—	—
Net Earnings (Loss) Attributable to Tesoro Corporation	$546	$(29)	$(140)	$278	$566
Net Earnings (Loss) Per Share:
Basic	$3.86	$(0.21)	$(1.01)	$2.03	$4.17
Diluted (d)	$3.81	$(0.21)	$(1.01)	$2.00	$4.06
Weighted Shares Outstanding (millions):
Basic	141.4	140.6	138.2	136.8	135.7
Diluted (d)	143.3	140.6	138.2	139.2	139.5
Dividends per share	$—	$—	$0.35	$0.40	$0.35
Balance Sheet Data
Current Assets	$4,151	$2,928	$2,223	$1,646	$2,600
Property, Plant and Equipment, Net	5,148	5,170	5,190	5,081	4,780
Total Assets	9,892	8,732	8,070	7,433	8,128
Current Liabilities	3,249	2,496	1,889	1,441	2,494
Total Debt (e)	1,701	1,995	1,841	1,611	1,659
Total Equity	3,978	3,215	3,087	3,218	3,052
Current Ratio	1.3:1	1.2:1	1.2:1	1.1:1	1.0:1
Working Capital	902	432	334	205	106
Total Debt to Capitalization (e)	30%	38%	37%	33%	35%
Tesoro Stockholders' Equity (f)	3,668	3,215	3,087	3,218	3,052
Common Stock Outstanding (millions of shares)	140.0	143.2	140.4	138.4	137.0
Tesoro Stockholders' Equity per Outstanding Share (f)	$26.20	$22.45	$21.99	$23.25	$22.28
Cash Flows From (Used In)
Operating Activities	$689	$385	$663	$716	$1,322
Investing Activities	(291)	(295)	(436)	(610)	(2,838)
Financing Activities (e)	(146)	145	166	(109)	553
Increase (Decrease) in Cash and Cash Equivalents	252	235	393	(3)	(963)
Capital Expenditures	$320	$287	$401	$619	$789

___________________

(a)	Our financial results include the results of our Los Angeles refinery and Shell and USA Gasoline retail stations since acquisition in May 2007.

(b)	Share and per share amounts have been adjusted to reflect our May 2007 two-for-one stock split.

(c)
Net earnings (loss) included the following pre-tax items that affect the comparability of the periods presented. During 2011, we recorded approximately $37 million from insurance recoveries and incurred a $51 million loss related to the change in scope of a capital project at our Los Angeles refinery. During 2010, we recorded approximately $67 million from insurance recoveries and $27 million in charges directly related to the April 2, 2010 incident at our Washington refinery and a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees. During 2009, we incurred a $43 million goodwill write-off in our refining segment and reduced inventories resulting in a last-in-first-out (“LIFO”) liquidation or reduction in cost of sales of $69 million. During 2008, we incurred a $91 million charge to write-off a receivable, reduced inventories resulting in a LIFO liquidation or reduction in cost of sales of $138 million and received net refunds of $50 million from the Trans Alaska Pipeline System associated with our protest of prior year intrastate rates.

(d)	The assumed conversion of common stock equivalents produced anti-dilutive results for the years ended December 31, 2010 and 2009, and was not included in the dilutive calculation.

(e)
During 2011, we borrowed $50 million on the TLLP Revolving Credit Facility, repurchased approximately $178 million of our senior notes and redeemed our $150 million Junior Subordinated Notes. During 2009, we issued $300 million in senior notes for general corporate purposes and during 2007 we issued $500 million in senior notes primarily to fund the acquisition of the Los Angeles refinery. Total debt includes capital lease obligations.

(f)
Tesoro Stockholders' Equity excludes $310 million of equity related to noncontrolling interest for the year ended December 31, 2011. There was no equity related to noncontrolling interest for the years ended December 31, 2007 through 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2 in our consolidated financial statements in Item 8.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the prices at which we are able to sell refined products;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•
changes in global economic conditions and the effects of the global economic downturn on our business, especially in California, and the business of our suppliers, customers, business partners and credit lenders;

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

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	changes in our inventory levels and carrying costs;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors, as well as other factors, are described in greater detail in “Competition” on page 13 and “Risk Factors” on page 21. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we pursue the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity; and

•	capture value-driven growth through a focus on our logistics assets and growing our marketing business.

Our goals were focused on these strategic priorities during 2011 and we accomplished the following:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth
Increased refinery utilization to 87%	●
Decreased manufacturing costs per barrel from $5.83 in 2010 to $4.98 in 2011	●
Leveraged our logistics operations to strategically source advantaged crude and provide market optionality for the sale of refined products		●
Increased exports off the West Coast and expanded trading through Tesoro Panama Company S.A. in support of our refining operations		●
Reduced our total debt to total capitalization ratio from 38% at the end of 2010 to 30% at the end of 2011			●
Purchased 4.7 million shares of common stock to offset the dilutive effects of previous stock-based compensation awards			●
Successfully completed the initial public offering of Tesoro Logistics LP in April 2011			●	●
Strengthened refining and marketing integration through the addition of wholesale supply contracts for 300 branded stations in 2011 and announced agreements to lease or purchase approximately 290 additional retail stations beginning in 2012
●
Announced plans to invest in significant high-return capital projects intended to improve yields, reduce feedstock and operating costs and expand our logistics infrastructure. These investments are expected to better position the company competitively and deliver meaningful EBITDA growth.
	●	●	●	●

We plan during 2012 to continue to focus on our strategic priorities described above by:

•	executing a slate of capital projects focused on improving yields, reducing feedstock and operating costs, and expanding our logistics infrastructure at several of our refineries;

•	focusing on opportunities that will allow us to increase the integration of our refining and marketing assets in order to maximize refinery utilization;

•	expanding our supply and trading activities to support our refining operations and capitalize on market opportunities that allow us to maximize capture rates; and

•	strengthening our balance sheet by retiring the remaining $299 million of 6 1/4% Senior Notes on or before maturity.

Tesoro Logistics LP

As part of our business strategy, we formed Tesoro Logistics LP (“TLLP”) to own, operate, develop and acquire crude oil and refined products logistics assets. In April 2011, TLLP completed the initial public offering (the “Offering”) of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 share over-allotment option that was exercised by the underwriters. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP's assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

TLLP intends to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. Although we have historically operated our logistics assets primarily to support our refining and marketing business, we intend to grow our logistics operations to maximize the integrated value of our assets within the midstream and downstream value chain. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its:

•	long-term fee-based contracts;

•	relationship with us;

•	assets positioned in the high demand Bakken Shale/Williston Basin area; and

•	financial flexibility.

We hold an approximate 52% interest in TLLP, including the interest of the general partner. This interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. We received net proceeds of approximately $283 million from the Offering, after deducting offering expenses (the “Offering Costs”) and debt issuance costs. TLLP retained $3 million for working capital purposes and paid $2 million in connection with entering into its revolving credit facility.

Effective on the closing date of the Offering, TLLP entered into a senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions, which provides for borrowings under a revolving credit facility with total loan availability of $150 million. TLLP borrowed $50 million under the TLLP Revolving Credit Facility at the closing of the Offering. TLLP distributed total proceeds to us of $333 million, which includes $283 million from the Offering and $50 million from the TLLP Revolving Credit Facility, in consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. For additional information regarding our credit facilities, see “Capital Resources and Liquidity.”

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

Martinez Crude Oil Marine Terminal

In December 2011, we announced our intention to offer TLLP the Martinez Crude Oil Marine Terminal and are currently in negotiations with TLLP. The terminal consists of a single-berth dock, five crude oil storage tanks with a combined storage capacity of 425,000 barrels and related pipelines that receive crude oil from third-party marine vessels for delivery to our Martinez refinery and a third-party terminal. Total throughput capacity for the terminal is estimated to be approximately 145 thousand barrels per day (“Mbpd”). The transaction is expected to close in the first half of 2012. The growth of TLLP helps us capture the value of our embedded logistics assets. As we are the general partner, and hold the related incentive distribution rights, we receive an increasing share in the incremental distributable cash flow the partnership generates.

Unit Train Unloading Facility

In July 2011, we announced that we expect to offer the unit train unloading facility at our Washington refinery to TLLP upon completion of construction, which is expected to be in the fourth quarter of 2012. The project includes unloading facilities for trains of rail cars ("unit trains") and is expected to deliver up to 30 Mbpd of Bakken crude oil to our Washington refinery.

Retail Acquisitions

During 2011, we entered into agreements to expand our network of retail stations with the addition of 290 stations between 2012 and 2014, as part of our commitment to enhancing integration and growing our marketing business.

We entered into an agreement with SUPERVALU, Inc. in September 2011, to acquire approximately 50 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming. In January 2012, we completed the acquisition for a total purchase price of approximately $36 million, including inventories of approximately $3 million. We assumed the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. retained certain pre-closing liabilities, including environmental matters. We intend to invest approximately $5 million to rebrand these stations from which we expect fuels sales of approximately 5 Mbpd.

We entered into an agreement with Thrifty Oil Co. and certain of its affiliates effective August 2011, to lease approximately 240 retail stations located primarily in southern California, for an aggregate amount of approximately $25 million annually. We estimate that these stations will provide an additional 20-25 Mbpd of ratable off-take for our refining system after we invest approximately $30 million to rebrand the network. Each retail station lease is for an initial term of 10 years, with the option to renew for two additional five-year terms. We are scheduled to take possession of the retail stations in a phased transition, with approximately 190 stations taken during the course of 2012 and the balance to come during 2014.

Hawaii Operations

We announced in January 2012 that we intend to sell our Hawaii operations as part of a previously announced strategy to focus on the Mid-Continent and West Coast markets.  The assets for sale include the 94 Mbpd Kapolei refinery, 32 retail stations and the associated logistical assets.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

Average Key Commodity Prices and Differentials
(Dollars per barrel)

Crude Oil and Product Price Analysis

The U.S. economy continued to grow in 2011, although at a slower pace than in 2010. This slower pace of domestic growth is attributable to a number of factors, including continued high unemployment rates. The nationwide unemployment rate decreased from 9.4% at the end of 2010 to 8.5% at the end of 2011. In California, a key market area for Tesoro, the state's unemployment rate fell by 1.2%, to 11.3%, from December 2010 to November 2011. Global factors include increased geo-political tensions in Libya and the Middle East as well as the effect of heightened European solvency concerns on the already slow-paced recovery from the global 2008 financial collapse.

Developing markets in Asia and Latin America continue to show stronger growth than OECD (the “Organization for Economic Co-operation and Development”) member countries, although their market growth rates tempered toward year end. This strong growth rate combined with refinery issues, primarily in Latin America, have provided an export opportunity for U.S. light products, particularly diesel exports. As of November 2011, net U.S. exports of the three principle light products (gasoline, jet, diesel) exceeded 700 Mbpd. As a result, these historically high exports have provided an outlet for U.S. refining capacity, which has supported margins during this time.

These exports have been led primarily by distillates as the recovery in Asian markets has improved global middle distillate values. Strong Asian refining crack spreads, high demand in Latin America and continued strength in U.S. light product exports provided additional support during the year. During 2011, U.S. West Coast benchmark diesel fuel margins were up nearly 39% from 2010, while U.S. West Coast benchmark gasoline margins fell approximately 18% as compared to 2010. Higher consumer gasoline prices combined with the slow economic recovery continued to keep gasoline demand growth from recovering and continued to weaken gasoline margins.

The price differential between Mid-Continent crudes and waterborne crudes increased during the year, contributing to strong refining margins in the Mid-Continent region. The West Texas Intermediate (“WTI”) to Brent differential averaged about $16.15 per barrel in 2011, compared to an average of $(0.11) per barrel in 2010. This differential was the result of Mid-Continent crude oil logistics constraints combined with geo-political and global supply issues. The discount of WTI to Brent during the fourth quarter narrowed by $18 per barrel, dropping from $26 per barrel at the end of September 2011 to $8 per barrel at the end of December 2011. This differential has averaged around $12 per barrel during the first quarter of 2012.

Outlook

The slow rate of economic recovery and the accompanying high unemployment continue to hinder the rate of recovery of transportation fuel demand. The growing economies in the developing world are expected to continue to provide positive pressure on distillate margins, though gasoline margins, which are more driven by U.S. consumers, are expected to remain in seasonal ranges. Internationally, recent events, both natural and geopolitical, have created interruptions in the supply chain for oil and other industries, which are causing readjustments in the market place. The lingering effects of the earthquake in Japan during 2011 are continuing to impact low sulfur fuel oil and heavy low sulfur crude oil prices in the Pacific Basin markets. The Libyan oil export disruption in 2011 increased uncertainty related to the supply of crude oil despite increased production by certain OPEC member countries and the release of about 31 million barrels of crude oil from the U.S. Strategic Petroleum Reserve during the year. More recently, concerns about closure of the Strait of Hormuz in the Persian Gulf have increased concerns about crude oil supply from the Middle East. Additionally, the European debt crisis continues to add pressure to financial markets. These international issues continue to impact crude oil and refined product prices and drive concerns about global and regional demand.

In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the Federal Clean Air Act;

•
various regulations of greenhouse gas emissions from stationary and mobile sources by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Federal Clean Air Act and by the State of California pursuant to AB32;

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

Summary

Our net earnings in 2011 were $546 million ($3.81 per diluted share) compared with a net loss of $29 million ($0.21 per diluted share) in 2010. The increase in net earnings of $4.02 per diluted share was primarily due to the following:

•
significant increases in gross refining margins in the Pacific Northwest and Mid-Continent regions of $326 million and $531 million, respectively, driven by feedstock advantages from local crude discounts, and lower manufacturing cost per barrel;

•	considerably higher refining throughput primarily as a result of increased utilization of 87%, and the temporary shut-down of processing at the Washington refinery in 2010; and

•	growth in refining and marketing integration from the increased number of retail stations and wholesale supply contracts.

The increase in net earnings during 2011 relative to 2010 was partially offset by the following:

•	a $48 million gain recognized in 2010 from the elimination of postretirement life insurance benefits for current and future retirees as part of our strategy to reduce overhead and benefit expenses;

•	a $31 million higher loss in 2011 as compared to 2010, related to write-downs due to a change in scope of a capital project at our Los Angeles refinery;

•
the receipt of $67 million of business interruption and property insurance recoveries in 2010, compared to the receipt of $37 million of business interruption and property insurance recoveries in 2011, related to the April 2, 2010 incident at our Washington refinery; and

•
a $20 million increase in interest and financing costs in 2011 due to the write-off of the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes due 2012 and premiums paid in connection with the repurchase of a portion of our Senior Notes.

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

The decrease in net loss during 2010 relative to 2009 was partially offset by the following:

•
lower throughput primarily from the temporary shut-down of processing at our Washington refinery and completion of scheduled refinery turnarounds at several of our other refineries. The gross margin impact of the temporary shut-down at the Washington refinery was partially offset by the receipt of $55 million in business interruption insurance recoveries;

•	a $51 million increase in incentive and stock-based compensation expense, primarily as a result of increases in Tesoro stock prices during 2010 as compared to 2009; and

•	a reduction in cost of sales of $69 million resulting from a last-in, first-out ("LIFO") liquidation benefit during 2009.

Refining Segment

	2011	2010	2009
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$29,058	$19,038	$15,674
Crude oil resales and other (b)	747	1,039	691
Total Revenues	$29,805	$20,077	$16,365
Throughput (thousand barrels per day)
Heavy crude (c)	171	181	177
Light crude	373	270	335
Other feedstocks	35	29	37
Total Throughput	579	480	549
% Heavy Crude Oil of Total Refining Throughput	30%	38%	32%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	285	232	268
Jet Fuel	79	68	70
Diesel Fuel	135	103	114
Heavy fuel oils, residual products, internally produced fuel and other	112	106	127
Total Yield	611	509	579
Gross refining margin ($/throughput bbl) (d)	$13.94	$11.26	$8.90
Manufacturing cost ($/throughput bbl) (d)	$4.98	$5.83	$5.01
_______________________________________

(a)	Refined products sales include intersegment sales to our retail segment, at prices which approximate market of $4.8 billion, $3.3 billion and $2.7 billion in 2011, 2010 and 2009, respectively.

(b)
Crude oil resales and other includes third-party revenues earned by TLLP. Consolidated revenues for the refining segment include $4 million from TLLP for the year ended December 31, 2011, and $4 million and $3 million from TLLP's predecessor for the years ended December 31, 2010 and 2009, respectively.

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

Refining Segment

	2011	2010	2009
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$2,944	$1,974	$1,783
Expenses
Manufacturing costs	1,052	1,022	1,004
Other operating expenses	241	254	262
Selling, general and administrative expenses	43	30	32
Depreciation and amortization expense (f)	369	365	359
Loss on asset disposals and impairments	60	48	71
Segment Operating Income (g)	$1,179	$255	$55
Refined Product Sales (Mbpd) (h)
Gasoline and gasoline blendstocks	341	288	306
Jet fuel	91	92	84
Diesel fuel	143	116	121
Heavy fuel oils, residual products and other	85	76	85
Total Refined Product Sales	660	572	596
Refined Product Sales Margin ($/bbl) (h)
Average sales price	$121.09	$91.03	$72.17
Average cost of sales	109.96	82.66	64.93
Refined Product Sales Margin	$11.13	$8.37	$7.24
_______________________________________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. These amounts resulted in an increase of $6 million for the year ended December 31, 2011 and $2 million for both of the years ended December 31, 2010 and 2009. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput times gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization per throughput barrel of approximately $1.67, $1.97 and $1.69 for 2011, 2010 and 2009, respectively.

(g)	Includes a $36 million gain for the year ended December 31, 2010 from the elimination of postretirement life insurance benefits for current and future retirees.

(h)
Sources of total refined product sales included refined products manufactured at our refineries and refined products purchased from third-parties. The total refined product sales margin includes margins on sales of manufactured and purchased refined products.

	2011	2010	2009
	(Dollars in millions except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd) (i)	241	223	241
Gross refining margin	$1,071	$979	$897
Gross refining margin ($/throughput bbl) (d)	$12.19	$12.03	$10.18
Manufacturing cost ($/throughput bbl) (d)	$6.90	$7.54	$6.86
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd) (i)	153	93	135
Gross refining margin	$693	$367	$376
Gross refining margin ($/throughput barrel) (d)	$12.40	$10.84	$7.65
Manufacturing cost ($/throughput bbl) (d)	$3.64	$5.88	$3.81
Mid-Pacific (Hawaii)
Refining throughput (Mbpd) (i)	71	64	68
Gross refining margin	$105	$88	$90
Gross refining margin ($/throughput bbl) (d)	$4.08	$3.77	$3.62
Manufacturing cost ($/throughput bbl) (d)	$3.65	$3.18	$3.18
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd) (i)	114	100	105
Gross refining margin	$1,069	$538	$418
Gross refining margin ($/throughput bbl) (d)	$25.59	$14.62	$10.95
Manufacturing cost ($/throughput bbl) (d)	$3.55	$3.68	$3.49
_______________________________________

(i)
We experienced reduced throughput due to scheduled turnarounds at our Martinez refinery in 2011 and at our Hawaii, North Dakota, Martinez and Utah refineries in 2010. We also temporarily shut-down processing at the Washington refinery beginning in April 2010, and resumed operations at planned rates in November 2010. We experienced reduced throughput due to scheduled turnarounds at our Alaska and Martinez refineries, unscheduled downtime at our Los Angeles refinery and scheduled maintenance at our Washington refinery during 2009.

2011 Compared to 2010
Overview.  Operating income for our refining segment increased by $924 million to $1.2 billion from 2010 to 2011. The increase is primarily due to an improved margin environment, significant crude oil cost advantages and higher refinery throughput during 2011.
Gross Refining Margins.  Our gross refining margin per barrel increased by $2.68 per barrel, or 24%, to $13.94 per barrel in 2011 as compared to 2010, reflecting high industry distillate margins throughout the year. Crude oils that we purchase are primarily priced off of certain crude oil benchmarks such as WTI and Brent. Mid-Continent crude oil logistic constraints continued to elevate the price spread between crude oil priced off WTI as compared to crude oil priced off waterborne crude oil benchmarks throughout most of 2011. This decreased the relative crude oil costs for our Mid-Continent refineries and contributed to strong refining margins for that region. Industry distillate margins on the U.S. West Coast increased approximately 39% during 2011, as exports of distillate and continued economic growth in Asia and Latin America supported demand. Industry gasoline margins on the U.S. West Coast declined approximately 18% throughout 2011, as high unemployment rates and elevated retail prices continue to impact demand. The significantly higher gross refining margin per barrel positively impacted consolidated gross refining margins by $970 million in 2011 as compared to 2010.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $6 million during 2011 and $29 million during 2010.

Refining Throughput.  Total refining throughput increased 99 Mbpd, or 21%, to 579 Mbpd in 2011 as compared to 480 Mbpd in 2010 primarily due to our Washington refinery being fully operational for the full year in 2011, as compared to 2010 when we temporarily shut-down processing at our Washington refinery subsequent to the April 2010 incident. Additionally, our throughputs were higher in 2011 because of favorable market conditions, improved reliability and turnarounds at our Martinez, Hawaii, Utah and North Dakota refineries in 2010.

Refined Products Sales.  Revenues from sales of refined products increased $10 billion, or 53% to $29 billion in 2011 as compared to $19 billion in 2010, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $30.06 per barrel, or 33%, to $121.09 per barrel in 2011 as compared to $91.03 per barrel in 2010, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 88 Mbpd, or 15%, to 660 Mbpd in 2011 as compared to 572 Mbpd in 2010. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Cost of Sales and Expenses.  Our average costs of sales increased by $27.30 per barrel, or 33%, to $109.96 per barrel in 2011 as compared to $82.66 per barrel in 2010, reflecting higher crude oil prices impacted by global market events discussed in “Business Strategy and Overview.” Manufacturing and other operating expenses increased by $17 million, or 1%, to $1.3 billion in 2011 as a result of higher energy costs due to significant increases in throughput volumes. We recorded $67 million of business interruption insurance and property insurance recoveries during 2010, as compared to only $37 million in 2011, related to the 2010 Washington refinery incident which reduced cost of sales and operating expenses. Additionally, the elimination of postretirement life insurance benefits resulted in a $32 million gain in 2010.

Loss on Asset Disposals and Impairments.  Loss on asset disposals increased by $12 million, or 25%, primarily due to a change in scope of a capital project at our Los Angeles refinery. The change resulted in a $51 million loss related to this project in 2011, as compared to a $20 million loss in 2010. The increase was partially offset by a goodwill write-off of $10 million recorded in 2010 related to our Hawaii refinery. The book value of our Hawaii refinery increased as a result of our 2010 turnaround while the estimated fair value decreased based on estimated future cash flows.

2010 Compared to 2009

Overview.  Operating income for our refining segment increased by $200 million, to $255 million from 2009 to 2010. The increase primarily reflects improved total gross refining margins of $191 million during the year. The increase in gross margin was partially offset by an increase of $10 million in manufacturing and other operating expenses.

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

We use non-trading derivative instruments to primarily manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our losses totaled $29 million during 2010 versus $68 million during 2009. Crude prices increased significantly during 2009 compared to marginal increases during 2010. This pricing difference and lower price volatility improved derivative results during 2010.

Refining Throughput.  Total refining throughput declined 69 Mbpd, or 13%, to 480 Mbpd during 2010 as compared to 549 Mbpd during 2009 primarily due to the temporary shutdown of processing at the Washington refinery subsequent to the April 2, 2010 incident. Total refining throughput declined during 2010 due to scheduled turnarounds at our Hawaii, North Dakota, Martinez and Utah refineries. Similarly, 2009 throughputs were impacted by scheduled turnarounds at our Alaska and Martinez refineries, scheduled maintenance at our Washington refinery and unscheduled downtime at the Los Angeles refinery.

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

Cost of Sales and Expenses.  Our average cost of sales increased by $17.73 per barrel, or 27%, to $82.66 per barrel during 2010 as compared to $64.93 during 2009, reflecting higher average crude oil prices partially offset by $55 million in business interruption insurance recoveries recorded as an offset to cost of sales. Manufacturing and other operating expenses increased by $10 million, or 1%, to $1.3 billion in 2010, primarily due to $15 million in charges, net of property insurance recoveries, directly related to the April 2, 2010, incident at the Washington refinery coupled with higher natural gas costs at our California refineries, partially offset by a $32 million gain in operating expenses from the elimination of postretirement life insurance benefits.

Loss on Asset Disposals and Impairments.  Loss on asset disposals decreased by $23 million, or 32%, primarily due to a decrease in the goodwill write-offs of $33 million, partially offset by an increase in refining equipment impairment charges at our Los Angeles refinery of $8 million. The 2010 goodwill write-off of $10 million was a result of an increase in the net book value of our Hawaii refinery reporting unit and a decrease in its fair value resulting from decreases in estimated future cash flows. The $20 million loss on asset disposals at our Los Angeles refinery in 2010 relates to the deferral of a capital project at our Los Angeles refinery, which resulted in a write-down to fair value of equipment specifically manufactured and uniquely configured for the project.

Retail Segment

	2011	2010	2009
	(Dollars in millions except per gallon amounts)
Revenues:
Fuel	$5,095	$3,583	$3,000
Merchandise and other	224	227	235
Total Revenues	$5,319	$3,810	$3,235
Fuel Sales (millions of gallons)	1,526	1,336	1,329
Fuel Margin ($/gallon) (a) (b)	$0.18	$0.21	$0.21
Merchandise Margin (in millions)	$53	$53	$53
Merchandise Margin (percent of revenues)	27%	26%	25%
Number of Retail Stations (end of year):
Company-operated	376	381	387
Branded jobber/dealer (c)	799	499	499
Total Retail Stations	1,175	880	886
Average Number of Retail Stations (during the year)
Company-operated	377	383	388
Branded jobber/dealer (c)	780	499	487
Total Average Retail Stations	1,157	882	875
Segment Operating Income
Gross Margins:
Fuel (b)	$274	$279	$273
Merchandise and other non-fuel	78	79	77
Total Gross Margins	352	358	350
Expenses:
Operating expenses	202	198	202
Selling, general and administrative expenses	17	18	23
Depreciation and amortization expense	38	39	39
Loss on asset disposals and impairments	6	6	3
Segment Operating Income	$89	$97	$83
_______________________________________

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

(b)	Includes the effect of intersegment purchases from our refining segment at prices which approximate market.

(c)	Reflects the phased expansion of our branded marketing presence through the addition of approximately 300 wholesale supply contracts, predominantly in the Mid-Continent region during 2011.

2011 Compared to 2010

Operating Income. Operating income for our retail segment decreased $8 million, or 8%, to $89 million in 2011 as compared to $97 million in 2010. Total gross margin decreased $6 million, or 2% to $352 million in 2011 compared to $358 million in 2010. Retail fuel margin per gallon decreased 14% to $0.18 per gallon in 2011 leading fuel gross margins to decrease $5 million from 2010. During 2011, rapidly rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted operating income and retail margins. This was partially offset by a 190 million gallon, or 14%, increase in fuel sales volumes in 2011 as compared to 2010 led by the addition of branded marketing supply contracts in the Mid-Continent region, which were added in the first quarter of 2011. Merchandise and other non-fuel gross margin remained stable at $78 million during 2011 compared to $79 million in 2010.

Fuel sales revenues increased $1.5 billion, or 42%, to $5.1 billion in 2011 as compared to $3.6 billion in 2010, reflecting significantly higher average sales prices and increased fuel sales volumes. Costs of sales increased from 2010 due to higher prices for purchased fuel. Our other expenses remained relatively consistent compared to 2010.

2010 Compared to 2009

Operating Income.  Our retail segment operating income increased $14 million, or 17% to $97 million during 2010 as compared to $83 million during 2009 due to increased fuel sale volumes and lower expenses. Fuel gross margins increased $6 million as retail fuel margin remained consistent at $0.21 per gallon with an increase in fuel sales volume of 7 million gallons. Merchandise and other non-fuel gross margins also had a slight increase of $2 million resulting from higher average 2010 retail station counts. As a result, total gross margins increased $8 million, or 2%, to $358 million in 2010 as compared to $350 million in 2009.

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

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $5 million, or 2%, to $237 million in 2011 from $242 million in 2010. The decrease was primarily due to a decrease in stock-based compensation expense recorded for our restricted common stock and executive phantom stock options, which decreased by $5 million and $6 million, respectively. All of the remaining outstanding executive phantom stock options, which are adjusted to fair value at the end of each reporting period, were exercised during 2011. Additionally, restricted common stock expense, which is recognized over the vesting period, decreased due to a significant reduction in the number of awards outstanding during the period as a result of vestings and forfeitures.

Selling, general and administrative expenses increased $21 million or 10% to $242 million in 2010 from $221 million in 2009. The increase was primarily due to the impact of higher stock prices on stock-based compensation expense recorded for our stock appreciation rights and phantom stock options, which increased by $15 million and $4 million, respectively. Our stock appreciation rights and phantom stock options are adjusted to fair value at the end of each reporting period. In addition, incentive compensation costs increased by $13 million during 2010 as compared to 2009. The increase in 2010 was partially offset by a $15 million gain recognized on the elimination of the postretirement life insurance benefits for current and future retirees.

Interest and Financing Costs. Interest and financing costs increased $20 million, or 13%, to $177 million in 2011 from $157 million in 2010. The increase reflects a $13 million charge to write-off the unamortized discount on the Junior Subordinated Notes, which were redeemed during 2011, a $9 million charge related to premiums paid associated with the repurchase of our 6 1/4% Notes and 6 1/2% Notes, and interest on borrowings outstanding under the TPSA Revolving Credit Facility, which was entered into in October 2010. The increase was partially offset by a decrease in interest expense resulting from a reduction in outstanding long-term debt.

Interest and financing cost increased $27 million or 21% to $157 million in 2010 from $130 million in 2009 primarily due to additional interest expense recognized in 2010 as a result of the issuance of our $300 million senior notes in June 2009 and due to increases in our letter of credit fees resulting from the February 2010 amendment to the Tesoro Corporation Revolving Credit Facility.

Income Tax Expense (Benefit).   Income tax expense was $342 million in 2011 compared to an expense of $4 million in 2010 and a benefit of $48 million in 2009. The combined federal and state effective income tax rates were 38%, (16)%, and 26% in 2011, 2010 and 2009, respectively. The $4 million of tax expense in 2010 included a $7 million charge related to health care legislation enacted in 2010. The 2009 tax benefit was reduced by $17 million relating to a goodwill write-off for which there was no corresponding tax basis.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 32 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit facilities and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended 2011 with $900 million of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility, $117 million in borrowings under the Tesoro Panama S.A. ("TPSA") Revolving Credit Facility and $50 million in borrowings under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We remain focused on strengthening our balance sheet, and anticipate retiring the remaining $299 million 6 1/4% Senior Notes in 2012, which will give us greater flexibility to drive future growth. We had borrowing availability under our credit agreements as follows at December 31, 2011 (in millions):

Credit Facilities	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$1,040	$810
TPSA Revolving Credit Facility	500	117	169	214
TLLP Revolving Credit Facility	150	50	—	100
Letter of Credit Facilities	670	—	398	272
Total credit agreements	$3,170	$167	$1,607	$1,396
_______________________________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

Our credit facilities as of December 31, 2011, were subject to the following expenses and fees.

Credit Facility Rates	30 day Eurodollar (LIBOR)Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (b)	0.30%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (b)	0.30%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($150 million) (b)	0.30%	2.50%	3.25%	1.50%	0.50%
_______________________________________

(b)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing.

Credit Facilities

Tesoro Corporation Revolving Credit Facility ("Revolving Credit Facility")

We amended our Revolving Credit Facility in March 2011, adjusting the total available capacity to $1.85 billion. The total capacity can be further increased up to an aggregate of $2.25 billion, subject to receiving increased commitments. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries.

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

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the year December 31, 2011.

At December 31, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.2 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $100 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. At December 31, 2011, we had unused credit availability of approximately 44% of the eligible borrowing base. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. In August 2011, we added an additional facility, which increased the number of agreements from three to four. At December 31, 2011, the four separate uncommitted letter of credit agreements had $398 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis, and can be terminated by either party, at any time.

TPSA Revolving Credit Facility

As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. TPSA entered into a 364-day uncommitted, secured revolving credit agreement in October 2010. We amended and restated, in substantially the same form, the TPSA Revolving Credit Facility for an additional 364-day term in October 2011. TPSA is an unrestricted subsidiary under our outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans, daylight overdraft loans and letters of credit.

We increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation in June 2011. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively.

At December 31, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $117 million in borrowings outstanding under this agreement and letters of credit outstanding of $169 million at December 31, 2011. We reduced our borrowings under this facility by $33 million in 2011.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA's financial results that, among other things, limit TPSA's ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined), and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of December 31, 2011. Letters of credit outstanding under the TPSA Revolving Credit Facility incur fees at the base rate margin.

TLLP Revolving Credit Facility

On April 26, 2011, TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. TLLP borrowed $50 million under the TLLP Revolving Credit Facility at the closing of the Offering.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP (which is TLLP's general partner), and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. Letters of credit outstanding under the TLLP Revolving Credit Facility incur fees at the Eurodollar margin rate. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014. In 2012, the Partnership expects to expand the total capacity under the TLLP Revolving Credit Facility to $300 million, with the ability to further increase the capacity up to an aggregate of $450 million, subject to receiving increased commitments from lenders.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of December 31, 2011.

Capitalization
Our capital structure at December 31, 2011 was comprised of (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	117
TLLP Revolving Credit Facility	50
6¼% Senior Notes Due 2012	299
6 5/8% Senior Notes Due 2015	450
6½% Senior Notes Due 2017	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 million)	291
Capital lease obligations and other	21
Total Debt	1,701
Stockholders' Equity	3,978
Total Capitalization	$5,679

At December 31, 2011, our debt to capitalization ratio had decreased to 30% compared to 38% at year-end 2010, reflecting earnings during 2011 and a reduction in outstanding borrowings of $150 million related to the Junior Subordinated Notes, $151 million from the repurchase of the 6 1/4% Senior Notes, $27 million from the repurchase of the 6 1/2% Senior Notes and $33 million of repayments on the TPSA Revolving Credit Facility. This reduction was partially offset by an increase in borrowings of
$50 million related to our TLLP Revolving Credit Facility.

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations.

6 1/2% Senior Notes due 2017

During the year ended December 31, 2011, we repurchased $27 million of these notes through the open market for an aggregate purchase price of $28 million, including accrued interest and premiums.

6 1/4% Senior Notes due 2012

During the year ended December 31, 2011, we repurchased $151 million of these notes through the open market for an aggregate purchase price of $161 million, including accrued interest and premiums. We expect to retire the remaining $299 million on or before maturity.

Junior Subordinated Notes due 2012

We redeemed the $150 million Junior Subordinated Notes due 2012 in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with these notes, which is included in interest and financing costs in the consolidated statement of operations for the year ended December 31, 2011.

Anti-dilutive Share Purchase Program

In August 2011, our Board of Directors approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards. The Board authorized the purchase of approximately 0.7 million shares related to 2011 awards granted to offset their potential dilutive effect. The Board also authorized a program to purchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs. In September 2011, the Board of Directors authorized the purchase of an additional 4.0 million shares of common stock intended to offset the dilutive effect of shares issued for stock-based compensation awards granted in fiscal years prior to 2011. In total, we purchased the 4.7 million authorized shares of common stock in 2011 for $95 million pursuant to the Board's approval. Under this plan, we intend to purchase additional shares in 2012 to offset the dilutive effect of stock-based compensation granted in 2012.

Cash Dividends

We did not pay any cash dividends during 2011 and 2010. During 2009, we paid cash dividends on common stock totaling $0.35 per share.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2011	2010	2009
Cash Flows From (Used In):
Operating activities	$689	$385	$663
Investing activities	(291)	(295)	(436)
Financing activities	(146)	145	166
Increase in Cash and Cash Equivalents	$252	$235	$393

2011 Compared to 2010

Net cash from operating activities increased $304 million, or 79%, to $689 million in 2011 as compared to $385 million in 2010 primarily due to higher cash earnings. Net cash used in investing activities decreased $4 million, or 1% to $291 million in 2011 as compared to $295 million in 2010 due to a decrease in cash outflows for capital expenditures. Net cash from financing activities decreased $291 million from $145 million in 2010 to $(146) million in 2011. In 2011, net cash outflows from financing activities include debt repurchases of $328 million, stock purchases of $95 million and $37 million in financing costs and other that is primarily related to premiums paid on the debt repurchases. These outflows were partially offset by proceeds from issuance of common units related to TLLP of $288 million and net borrowings under revolving credit agreements of $17 million. In 2010, net cash inflows from financing activities is primarily related to net borrowings under revolving credit agreements of $150 million.

Working capital requirements (excluding cash) increased $218 million in 2011, primarily related to significant increases in crude oil and product prices, which impact inventory values, related payables and trade receivables. Additionally, refining feedstock inventories increased by approximately 18% from December 31, 2010, which are partially offset by net repayments of $33 million of short-term borrowings on the TPSA Revolving Credit Facility, and an increase in current maturities of short term debt related to the 6 1/4% Senior Notes, which are scheduled to mature within the next twelve months.

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

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements, and exclude estimates for capitalized interest and labor costs. Our 2012 expected capital spending is $670 million, which includes the following projects:

Los Angeles Refinery. We intend to replace the vacuum distillation unit at our Los Angeles refinery. The capital investment for the unit upgrade is expected to be approximately $40 million, of which, approximately $34 million is expected to be spent in 2012. The project is currently scheduled to be completed in the third quarter of 2012.

Martinez Refinery. We intend to make capital improvements to our marine wharf facility. The upgraded facility will allow us to increase our ability to move products from our refinery, thus supporting higher utilization of our refining assets. The project cost is approximately $100 million, of which we expect to spend approximately $5 million during 2012. The project is expected to be completed in 2015.

North Dakota Refinery. We expect to complete a capital project to expand the crude oil throughput capacity of the Mandan,
North Dakota refinery from 58 Mbpd to 68 Mbpd in the second quarter of 2012. The current expected capital investment for the expansion, is expected to be approximately $35 million, of which we expect to spend $32 million in 2012. The expansion will allow the refinery to process additional crude from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains System. We also intend to expand the diesel desulfurization unit from 17 Mbpd to 22 Mbpd in the fourth quarter of 2013. We expect to spend approximately $35 million to complete this project, of which, $10 million is expected to be spent in 2012.

Washington Refinery. We have planned capital expenditures for an unloading facility at the Washington refinery to accommodate a unit train. This facility will allow the supply of crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. The construction of the facility is expected to be completed in the fourth quarter of 2012. We expect to spend approximately $55 million on this project, of which $54 million is expected to be spent in 2012.

Utah Refinery. We intend to make capital improvements to our Salt Lake City, Utah refinery. This conversion project is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The estimated capital expenditure is approximately $180 million, of which we expect to spend approximately $60 million during 2012. The conversion project is expected to be completed in two stages in 2013 and 2014.

Retail. We expect to spend approximately $30 million to rebrand approximately 240 leased retail stations in southern California, which are expected to be phased in during 2012 and 2014. We expect to spend $22 million related to the rebranding of these stations in 2012.

Our capital spending during 2011 was $320 million compared to our 2011 capital budget of $380 million. The capital spending plans for 2012 reflect the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. Our 2012 budgeted and 2011 actual capital spending amounts are comprised of the following project categories at December 31, 2011:

	Percent of 2012	Percent of 2011
Project Category	Capital Budget	Capital Spending
Regulatory	20%	37%
Sustaining	25%	31%
Income Improvement	55%	32%

Refinery Turnaround Spending

Our 2012 budget for refinery turnarounds and catalyst is $300 million. The turnaround spending is primarily at our Martinez, Los Angeles, Hawaii and Alaska refineries. Refining throughput and yields in 2012 will be affected by these turnarounds. During 2011, we spent $109 million for refinery turnarounds and catalyst, primarily at our California refineries.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent $54 million in 2011, and plan to spend an additional $9 million through 2012 at our Alaska, Hawaii and Utah refineries to comply with the regulations. Our California refineries do not require capital spending to meet the benzene reduction standards.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note P to our consolidated financial statements in Item 8, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not have a material impact on our liquidity or financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, operating retail stations, closed retail stations, operating refined-products terminals and closed refined products terminals. The impact of these legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have a material adverse impact on our financial position, results of operations and liquidity.

In 2009, the EPA proposed regulating greenhouse gas emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, sets standards for the control of greenhouse gas emissions from light trucks and cars. It could reduce the demand for our manufactured transportation fuels. In addition, other finalized regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict its impact on our financial position, results of operations and liquidity.

In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 15.2 billion gallons in 2012 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of blending renewable fuels and purchases of Renewable Identification Numbers (“RINs”) in the open market. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. We cannot currently predict its impact on our financial position, results of operations and liquidity.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board has appealed the decision. The LCFS became effective in January 2010 and would have required a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap-and-trade requirements, are being developed by the California Air Resources Board. These regulations should take effect in 2012 and are to be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict AB32's impact on our financial position, results of operations and liquidity.

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not have a material impact on our financial position, results of operations and liquidity. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

At December 31, 2011 and December 31, 2010, our accruals for environmental expenditures totaled $93 million and $108 million, respectively. Of this amount $55 million and $62 million, respectively, relate to environmental liabilities for site clean-up activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $46 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

We have investigated conditions at certain active wastewater treatment units at our Martinez Refinery.  The investigation was driven by an order received in 2004 from the San Francisco Bay Regional Water Quality Control Board. The order named us as well as two previous owners of the Martinez Refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our financial position, results of operations or liquidity.

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until the unit reconstruction was completed. The Washington refinery resumed operations at planned rates in November 2010.

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident at our Washington refinery. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

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

We have filed business interruption insurance claims and property damage claims related to this incident. We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected, $32 million was recorded in 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in 2011 and $12 million was recorded in 2010. As of December 31, 2011, all property damage claims have been settled but certain business interruption claims remain open.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these matters unless a loss is probable and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or liquidity.

In October 2011, MF Global Holding Ltd. (“MF Global”), a broker-dealer we used for derivatives transactions, announced filing under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy court for the Southern District of New York. We ceased doing business with MF Global and liquidated all accounts during 2011. As of December 31, 2011, however, we had cash collateral remaining with them of approximately $24 million. We cannot currently estimate the amount or timing of the resolution of this matter.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was signed into law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute were approved by the Commodity Futures Trading Commission on October 19, 2011, and are expected to be effective in mid-2012, subject to potential legal challenge. Although we cannot predict the ultimate impact of these rules, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the final rules may result in increased hedging costs and cash collateral requirements, which could have a material impact on our interim or annual results of operations.

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in five remaining lawsuits, as one was settled in 2011, alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the five cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. In December 2011, we reached agreement to settle two of the remaining five lawsuits pending a court's approval of the settlement. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

Environmental

In December 2011, we agreed to settle a lawsuit filed on February 5, 2010 by the EPA alleging we violated the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. We received a notice of violation (“NOV”) from the EPA in February 2009, for the alleged violations arising from a compliance review conducted by the EPA in 2006 for the years 2003 through the time of the review in 2006. We have agreed to pay $965,000 and take certain actions, including developing protocols for collecting samples from and mixing refined products in storage tanks, to settle this matter pending execution of the settlement agreement. We have established an accrual for this matter and believe that the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a NOV in March 2011, from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

Long-Term Commitments
Contractual Commitments
We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes L and P to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to TLLP under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements. The following table summarizes our annual contractual commitments as of December 31, 2011 (in millions):

Contractual Obligation	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations (a)	$2,209	$526	$91	$140	$535	$60	$857
Capital lease obligations (b)	30	4	4	4	4	3	11
Operating lease obligations (b)	1,157	213	162	125	112	103	442
Crude oil supply obligations (c)	16,291	5,788	2,121	2,755	2,130	1,623	1,874
Other purchase obligations (d)	1,165	311	144	132	131	94	353
Capital expenditure obligations (e)	83	83	—	—	—	—	—
Total Contractual Obligations	$20,935	$6,925	$2,522	$3,156	$2,912	$1,883	$3,537
_______________________________________

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

(c)
Represents an estimate of our short-term and long-term contractual purchase commitments for crude oil, with remaining terms ranging from six months to seven years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices by crude oil type as of December 31, 2011, with prices ranging from $71 per barrel to $106 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which is not included in the table above.

(d)
Represents primarily long-term commitments for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.
We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note O, Note P and Note M, respectively, to our consolidated financial statements in Item 8.
In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $12 million of unrecognized tax benefits recorded as liabilities. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of $8 million at December 31, 2011. See Note N to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 7.25% as of December 31, 2011, and our funded employee pension plan assets experienced a return of $28 million in 2011 and a return of $30 million in 2010. Based on a 4.86% discount rate and fair values of plan assets as of December 31, 2011, the fair values of the assets in our funded employee pension plan were equal to approximately 54% of the projected benefit obligation as of the end of 2011. At January 1, 2011 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 80%. Tesoro contributed $48 million during 2011, a portion of which was in excess of the minimum required. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note O to our consolidated financial statements in Item 8 for further discussion.

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

We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. At December 31, 2011, we evaluated certain of our refineries for potential impairment and we determined that no impairment charge was necessary.

Goodwill — As of December 31, 2011 and 2010, we had a goodwill balance of $36 million. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist for the underlying assets. These indicators include, but are not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value.

We review the recorded value of our goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. We evaluated goodwill in the fourth quarter of 2010, using an income approach based on the present value of expected net cash flows and a market approach based on recent sales transactions and current stock prices. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value at certain of our refining reporting units resulting in a goodwill write-off of $10 million in 2010.

We early adopted the accounting guidance issued in September 2011 that simplifies how an entity tests goodwill for impairment. Our goodwill testing in 2011 involved a qualitative approach as prescribed under the new standard. As part of our qualitative assessments, we considered economic conditions, increased unemployment, and the impact of the European debt crisis. We evaluated industry and market considerations, cost factors, overall financial performance, and other relevant entity specific and reporting unit events. We assessed our overall financial performance and considered other factors that may impact the supply and demand of refined products including: crude oil prices, increased federal fuel efficiency standards for motor vehicles, or other legislation that could have negative implications. We determined the relevance of any entity-specific events or events affecting our reporting units which would have a negative effect on the carrying value of the reporting units. The qualitative assessment performed in the fourth quarter of 2011 indicated that the more-likely-than-not threshold that the fair value of our reporting units is less than its carrying amounts has not been achieved. Accordingly, no additional quantitative testing was performed and no goodwill impairment charges were recognized in 2011.

Environmental Liabilities — At December 31, 2011 and 2010, our total environmental liabilities included in accrued liabilities and other noncurrent liabilities were $93 million and $108 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Generally, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

Income Taxes — As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $9 million on certain state credit carryforwards as of December 31, 2011, based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods.

We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take, are generally recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $20 million and $33 million at December 31, 2011 and 2010, respectively.

Asset Retirement Obligations — Our asset retirement obligations totaled $26 million and $30 million at December 31, 2011 and 2010, respectively. We record asset retirement obligations in the period in which we have a legal obligation to incur this liability and can make a reasonable estimate of the fair value of the liability. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset's useful life.

We use the present value of expected cash flows using third-party estimates or historical data to estimate fair value. The calculation of fair value is based on several estimates and assumptions, including inflation, a discount rate, the settlement dates or a range of potential settlement dates and the probabilities associated with settlement. We consider our past practice, industry practice, management’s intent and estimated economic lives to estimate settlement dates. Our estimates are subject to change due to potential changes in laws, regulations or interpretations, additional information related to the extent and nature of the retirement and technological improvements associated with the retirement activities.

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

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans assets and its projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.

A one-percentage-point change in the expected return on plan assets and discount rate for the funded qualified employee retirement plan would have had the following effects in 2011 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(3)	$3
Discount Rate:
Effect on net periodic pension expense	(8)	9
Effect on projected benefit obligation	(91)	109
See Note O to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. The Monte Carlo simulation takes into account the same input assumptions as the Black-Scholes option-pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Changes in our assumptions may impact the expenses related to our stock-based awards. The fair values of our stock appreciation rights, phantom stock options and performance units are estimated at the end of each reporting period and are recorded as liabilities. Changes in our assumptions may impact our liabilities and expenses associated with our stock-based awards.

New Accounting Standards and Disclosures

Goodwill Impairment Testing

The FASB issued an ASU in September 2011 related to testing goodwill for impairment.  This ASU provides the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company can choose to perform the qualitative assessment on none, some or all of its reporting units.  Further, the ASU allows the Company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  This guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We elected to early adopt this standard for the annual period ending December 31, 2011. The early adoption of this standard did not have an impact on our financial position or results of operations.

Presentation of Comprehensive Income

The FASB issued an ASU in June 2011, regarding the presentation of comprehensive income. This ASU eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In both cases, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. However, in October 2011, the FASB announced it would defer the effective date of the requirement to present reclassifications from OCI to net income on the face of the financial statements. It does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements. We early adopted this standard in 2011, and have presented components of other comprehensive income in two consecutive statements. We do not believe the adoption of the remainder of this standard will have a material impact on our consolidated financial statements.

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

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 579 Mbpd, would change annualized pre-tax operating income by approximately $211 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 31 million barrels and 27 million barrels at December 31, 2011 and 2010, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2011, was approximately $52 per barrel on a LIFO basis, compared to market prices of approximately $111 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and to manage the risks from volatile prices associated with inventories above or below our target levels. Our strategy is to minimize the impact these price fluctuations have on our earnings and cash flow, however, these derivative strategies may result in substantial derivatives gains and losses. The derivative instruments we typically use include options, exchange-traded futures and over-the-counter swaps and options, and physical commodity forward purchase and sale contracts. The instruments typically have durations of less than 12 months. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our TPSA inventory, we elected not to designate derivative instruments as fair value hedges during 2011 or 2010. We use fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during 2011 and 2010 included net losses of $6 million and $29 million, respectively, on our derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	2011		2010
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Loss
Unrealized gain (loss) carried on open derivative positions from prior period	5	$9	1	$(2)
Realized gain on settled derivative positions	432	23	427	(18)
Unrealized gain (loss) on open net short derivative positions	4	(38)	5	(9)
Net Loss		$(6)		$(29)
_______
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at December 31, 2011, will expire at various times primarily during 2012 and 2013. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 4 million barrels at December 31, 2011, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $4 million.

Tesoro Panama Company S.A.

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and the sensitivity analysis includes approximately 1.6 million barrels in net open derivative positions at December 31, 2011, entered into to manage exposure to commodity price risks associated with TPSA.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into forward contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a $6 million loss related to these transactions for the year ended December 31, 2011. As of December 31, 2011, we had a forward contract to purchase 64 million Canadian dollars that matured on January 25, 2012. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities which could result in lower or higher accretion expense over time.  The fair value of our debt was estimated primarily using quoted market prices.  The carrying value and fair value of our debt at December 31, 2011 were approximately $1.7 billion and $1.8 billion, respectively.  Both the carrying value and fair value of our debt at December 31, 2010, were approximately $2.0 billion.  We currently do not use interest rate swaps to manage our exposure to interest rate risk, however we continue monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2012

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In millions except per share amounts)
REVENUES (a)	$30,303	$20,583	$16,872

COSTS AND EXPENSES:
Cost of sales (a)	27,007	18,251	14,739
Operating expenses	1,495	1,474	1,469
Selling, general and administrative expenses	237	242	221
Depreciation and amortization expense	417	422	426
Loss on asset disposals and impairments	67	54	74
OPERATING INCOME (LOSS)	1,080	140	(57)
Interest and financing costs	(177)	(157)	(130)
Interest income	2	3	4
Foreign currency exchange gain (loss)	(2)	2	(5)
Other income (expense)	2	(13)	—
EARNINGS (LOSS) BEFORE INCOME TAXES	905	(25)	(188)
Income tax expense (benefit)	342	4	(48)
NET EARNINGS (LOSS)	563	(29)	(140)
Less net income attributable to noncontrolling interest	17	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$546	$(29)	$(140)
NET EARNINGS (LOSS) PER SHARE:
Basic	$3.86	$(0.21)	$(1.01)
Diluted	$3.81	$(0.21)	$(1.01)
WEIGHTED AVERAGE COMMON SHARES:
Basic	141.4	140.6	138.2
Diluted	143.3	140.6	138.2
DIVIDENDS PER SHARE	$—	$—	$0.35
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$376	$330	$283
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net Earnings (Loss)	$563	$(29)	$(140)
Pension and other benefit liability adjustments, net of tax benefit (expense) of $16, $(77), and $(13) million	(25)	121	20
Other comprehensive income (loss)	(25)	121	20
Total comprehensive income (loss)	538	92	(120)
Less noncontrolling interest in comprehensive income	17	—	—
Comprehensive income (loss) attributable to Tesoro Corporation	$521	$92	$(120)
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$900	$648
Receivables, less allowance for doubtful accounts	1,272	908
Inventories	1,763	1,257
Prepayments	118	85
Other current assets	98	30
Total Current Assets	4,151	2,928
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	7,055	6,847
Less accumulated depreciation and amortization	(1,907)	(1,677)
Net Property, Plant and Equipment	5,148	5,170
OTHER NONCURRENT ASSETS
Acquired intangibles, net	226	246
Other, net	367	388
Total Other Noncurrent Assets	593	634
Total Assets	$9,892	$8,732
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,305	$1,852
Accrued liabilities	526	492
Current maturities of debt	418	152
Total Current Liabilities	3,249	2,496
DEFERRED INCOME TAXES	815	616
OTHER NONCURRENT LIABILITIES	567	562
DEBT	1,283	1,843
COMMITMENTS AND CONTINGENCIES (Note P)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 150,733,991 shares issued (149,105,570 in 2010)	25	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued (0 in 2010)	—	—
Additional paid-in capital	1,000	970
Retained earnings	2,944	2,398
Treasury stock, 10,769,510 common shares (5,925,541 in 2010), at cost	(226)	(128)
Accumulated other comprehensive loss	(75)	(50)
Total Tesoro Corporation Stockholders’ Equity	3,668	3,215
NONCONTROLLING INTEREST	310	—
Total Equity	3,978	3,215
Total Liabilities and Equity	$9,892	$8,732

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

	Tesoro Corporation Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount
	(In millions)
AT DECEMBER 31, 2008	145.8	$24	$916	$2,616	(7.4)	$(147)	$(191)	$—	$3,218
Net loss	—	—	—	(140)	—	—	—	—	(140)
Cash dividends	—	—	—	(49)	—	—	—	—	(49)
Repurchases of common stock	—	—	—	—	(0.1)	(2)	—	—	(2)
Shares issued for equity-based compensation awards and benefit plans	0.6	—	17	—	0.6	9	—	—	26
Amortization of equity settled awards	0.9	—	14	—	—	—	—	—	14
Other comprehensive income	—	—	—	—	—	—	20	—	20
AT DECEMBER 31, 2009	147.3	$24	$947	$2,427	(6.9)	$(140)	$(171)	$—	$3,087
Net loss	—	—	—	(29)	—	—	—	—	(29)
Repurchases of common stock	—	—	—	—	(0.2)	(2)	—	—	(2)
Shares issued for equity-based compensation awards and benefit plans	0.9	1	11	—	1.1	14	—	—	26
Excess tax benefits from equity-based compensation arrangements	—	—	(1)	—	—	—	—	—	(1)
Amortization of equity settled awards	0.9	—	13	—	0.1	—	—	—	13
Other comprehensive income	—	—	—	—	—	—	121	—	121
AT DECEMBER 31, 2010	149.1	$25	$970	$2,398	(5.9)	$(128)	$(50)	$—	$3,215
Net earnings	—	—	—	546	—	—	—	17	563
Repurchases of common stock	—	—	—	—	(4.9)	(101)	—	—	(101)
Net proceeds from issuance of common units - TLLP	—	—	(14)	—	—	—	—	302	288
Shares issued for equity-based compensation awards and benefit plans	1.6	—	12	—	—	—	—	—	12
Excess tax benefits from equity-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	16	—	—	3	—	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Other	—	—	5	—	—	—	—	—	5
AT DECEMBER 31, 2011	150.7	$25	$1,000	$2,944	(10.8)	$(226)	$(75)	$310	$3,978

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$563	$(29)	$(140)
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities:
Depreciation and amortization expense	417	422	426
Amortization of debt issuance costs and discounts	17	18	13
Loss on asset disposals and impairments	67	54	74
Stock-based compensation expense	53	58	46
Write-off of unamortized debt issue costs and discounts	14	—	—
Provisions for bad debts	1	1	9
Deferred income taxes	200	9	95
Excess tax benefits from equity-based compensation arrangements	(13)	(3)	(2)
Other changes in non-current assets and liabilities	(136)	(136)	(103)
Changes in current assets and current liabilities:
Receivables	(365)	208	(387)
Inventories	(506)	(635)	165
Prepayments and other	(71)	(34)	17
Accounts payable and accrued liabilities	448	452	450
Net cash from operating activities	689	385	663
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(298)	(297)	(437)
Proceeds from asset sales	7	2	1
Net cash used in investing activities	(291)	(295)	(436)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings, net of discount and issuance costs	—	—	282
Borrowings under revolving credit agreements	312	216	418
Repayments on revolving credit agreements	(295)	(66)	(484)
Repayments of debt	(329)	(3)	(2)
Dividend payments	—	—	(49)
Proceeds from stock options exercised	12	5	4
Proceeds from issuance of common units -Tesoro Logistics LP	288	—	—
Distributions to noncontrolling interest	(9)	—	—
Repurchases of common stock	(101)	(2)	(2)
Excess tax benefits from equity-based compensation arrangements	13	3	2
Financing costs and other	(37)	(8)	(3)
Net cash from (used) in financing activities	(146)	145	166

INCREASE IN CASH AND CASH EQUIVALENTS	252	235	393
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	648	413	20
CASH AND CASH EQUIVALENTS, END OF YEAR	$900	$648	$413
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$114	$115	$95
Income taxes paid (refunded), net	$197	$(112)	$(18)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of year	$45	$23	$34

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

As used in this report, the terms “Tesoro,” “we,” “us,” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us,” or “our” generally include Tesoro Logistics LP (“TLLP”) and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries.

Tesoro Corporation was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“refining”), which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refineries have a combined crude oil capacity of 665 thousand barrels per day (“Mbpd”). This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“retail”) sells transportation fuels and convenience products in 18 states through a network of 1,175 retail stations, primarily under the Tesoro®, Shell®, and USA Gasoline™ brands.

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

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP's primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 96% of TLLP's total revenues for the year ended December 31, 2011. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP's operations. However, in the event that TLLP incurs a loss, our operating results will reflect TLLP's loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Our cash investment policy prohibits investments with sub-prime market exposure. Cash equivalents are stated at cost, which approximates market value. We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Receivables

Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. Credit is extended based on an ongoing evaluation of our customers' financial condition. In certain circumstances, we require prepayments, letters of credit, guarantees, or other forms of collateral. Credit risk with respect to trade receivables is mitigated by the large number of customers comprising our customer base and their dispersion across various industry groups and geographic areas of operations. Our reserve for bad debts is based on factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when reasonable efforts to collect the amounts due have been exhausted.

Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. We estimate the fair value for our debt primarily using quoted market prices.

Inventories

Inventories are stated at the lower of cost or market. We use last-in, first-out (“LIFO”) as the primary method to determine the cost of crude oil held by our U.S. subsidiaries (“Domestic crude oil”) and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries (“Foreign subsidiary crude oil”), oxygenates and by-products using the first-in, first-out cost method. We value merchandise along with materials and supplies at average cost.

We use commodity derivatives to manage price volatility associated with our crude oil and product inventories. We began designating certain commodity derivatives as fair value hedges for accounting purposes in the fourth quarter of 2010. Subsequent to the designation of those fair value hedging relationships, changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheet and have been recorded in cost of sales in our statements of consolidated operations.

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. The cost of repairs to, and normal maintenance of property assets is expensed as incurred. Major improvements and modifications of property assets are those expenditures that either extend the useful life, increase the capacity, improve the operating efficiency of the asset, or improve the safety of our operations. Interest and certain overhead costs allocable to the construction activities are included in the cost of property assets constructed.

Our operations, especially those of our refining segment, are highly capital intensive. Each of our refineries is comprised of a large base of property assets, consisting of a series of interconnected, highly integrated and interdependent crude oil processing facilities and supporting logistical infrastructure (units), and these units are continuously improved. We plan for these improvements by developing a multi-year capital program that is updated and revised based on changing internal and external factors.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. The useful lives generally range from six to 28 years for refining, seven to 16 years for retail, and three to 25 years for corporate assets. We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $262 million, $266 million and $276 million for 2011, 2010 and 2009, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $14 million, $19 million and $25 million during 2011, 2010 and 2009, respectively, and is recorded as a reduction to interest and financing costs.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur these costs and can make a reasonable estimate of the fair value of the liability. ARO obligations are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include:

•
hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), and removal or dismantlement requirements associated with the closure of our refining facilities, terminal facilities or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment; and

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

Legal Liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings, and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in accrued liabilities or other noncurrent liabilities depending on the classification as current or noncurrent if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Acquired Intangibles

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable, and we record the impairment in loss on asset disposals and impairments. We review the recorded value of goodwill for impairment during the fourth quarter of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. In accordance with new guidance, our annual test for goodwill impairment involves a qualitative assessment performed at the reporting unit level. Our indefinite-lived intangible assets consist of liquor licenses for certain of our retail stations and are immaterial to our consolidated financial statements.

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emissions credits, customer agreements and contracts and the USA Gasoline tradename. We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of three to 31 years, and we include the amortization in depreciation and amortization expense.

Other Assets

We defer turnaround costs and the costs of certain catalysts used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, generally ranging from 2 to 10 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for these deferred costs, which is included in depreciation and amortization expense, amounted to $137 million, $138 million and $129 million in 2011, 2010 and 2009, respectively.

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument. Amortization of deferred issuance costs, which is included in interest and financing costs, amounted to $13 million, $9 million and $5 million in 2011, 2010 and 2009, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

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

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales. These taxes, excluding credits, primarily related to sales of gasoline and diesel fuel totaled $376 million, $330 million and $283 million in 2011, 2010 and 2009, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if it is more likely than not that those items will either expire before we are able to realize their benefit or their future deductibility is uncertain. We recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken, or expected to be taken, that are not recognized, are generally recorded as liabilities.

Pension and Other Postretirement Benefits

We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. A change in the funded status of our defined benefit retirement plan is recognized in other comprehensive income in the period the change occurs.

Stock-Based Compensation

Our stock-based compensation includes stock options, restricted common stock, restricted stock units, stock appreciation rights (“SARs”), performance units, performance share awards, market stock units and phantom stock options. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation. The fair value of our restricted common stock awards, restricted stock units, performance share awards based on performance conditions, and market stock units are equal to the market price of our common stock on the date of grant. The fair values of our SARs, phantom stock options, performance share awards based on market conditions and performance units are estimated at the end of each reporting period. We have recorded liabilities related to our SARs and performance units. We primarily amortize the fair value of our stock options, restricted common stock, restricted stock units, SARs, performance units, performance share awards and market stock units using the straight-line method over the vesting period. Expenses related to stock-based compensation are included in selling, general and administrative expenses.

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

We mark-to-market our derivative instruments and recognize the changes in their fair values, realized or unrealized, in either revenues or costs of sales depending on the purpose for acquiring and holding the derivatives. For instruments that are not designated as fair value hedges, we do not record a change in the value of the related underlying physical commodity. The gain or loss on derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gain or loss on the hedged item, are recognized in income in the same period. Fair value hedges are only used for certain foreign subsidiary crude oil inventories.

All derivatives are recorded and carried at fair value on the consolidated balance sheets in receivables, other current assets or accounts payable. For our fair value hedge derivatives, the changes in fair value of the designated hedged inventory have been recorded in inventories. Margin deposits represent cash collateral paid between our counterparties and us to support our commodity contracts. We net our asset and liability positions associated with multiple derivative instruments that are executed with the same counterparty under master netting arrangements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We apply hedge accounting when transactions meet specified criteria for such treatment and may designate a derivative as a fair value hedging instrument for accounting purposes to hedge certain foreign subsidiary crude oil inventories. The hedged inventory is valued at current spot market prices whereas the financial derivative is valued using forward commodity prices. Changes in the difference between forward and spot prices are recorded as unrealized gains and losses in costs of sales until the commodity is sold and the related financial derivative is settled. A hedge is regarded as highly effective and qualifies for hedge accounting if, at its inception and throughout the term of the contract, it is expected that changes in the fair value of the hedged item are almost fully offset by the changes in the fair value of the hedging instrument.

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

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during the period. We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. We use foreign currency exchange and purchase contracts to manage our exposure to these exchange rate fluctuations. Amounts related to these contracts are recorded in foreign currency exchange gain (loss).

New Accounting Standards and Disclosures

Goodwill Impairment Testing

The FASB issued an ASU in September 2011 related to testing goodwill for impairment.  This ASU provides the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company can choose to perform the qualitative assessment on none, some or all of its reporting units.

Further, the ASU allows the Company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period.  This guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We elected to early adopt this standard for the annual period ending December 31, 2011. The early adoption of this standard did not have an impact on our consolidated financial statements.

Presentation of Comprehensive Income

The FASB issued an ASU in June 2011, regarding the presentation of comprehensive income. This ASU eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. In both cases, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. The amendments do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011.

However, in October 2011, the FASB announced it would defer the effective date of the requirement to present reclassifications from OCI to net income on the face of the financial statements. It does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements. We early adopted this standard in 2011, and have presented components of OCI in two consecutive statements. We do not believe the adoption of the remainder of this standard will have a material impact on our consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather, transport and store crude oil and to distribute, transport and store refined products. Its assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Initial Public Offering

On April 26, 2011, TLLP completed the initial public offering (the “Offering”) of 14,950,000 common units at a price of $21.00 per unit, which included a 1,950,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units were approximately $286 million, net of offering expenses (the “Offering Costs”) and debt issuance costs. We owned a 52% interest in TLLP, including the 2% general partner interest, as of December 31, 2011. The initial public offering represented the sale by us of a 48% interest in TLLP. Our interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units. All intercompany transactions with TLLP are eliminated in our consolidated balances.

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

Effective on the closing date of the Offering, TLLP entered into a senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions, which provides for borrowings under a revolving credit facility with total loan availability of $150 million. TLLP borrowed $50 million under the TLLP Revolving Credit Facility at the closing of the Offering. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for Tesoro Logistics GP (which is TLLP’s general partner), and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. TLLP is an excluded subsidiary under our Revolving Credit Facility. For additional information regarding our credit facilities, see Note L.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
a two-year crude oil trucking transportation services agreement under which TLLP will provide trucking related services and scheduling and dispatching services through the High Plains truck-based crude oil gathering operation, which was amended, effective January 1, 2012, to extend the agreement to five years;

•
a 10-year master terminalling services agreement under which TLLP will provide terminalling services at eight refined products terminals, which was amended, effective December 1, 2011, to include additional ancillary services for certain terminals;

•	a 10-year pipeline transportation services agreement under which TLLP will transport crude oil and refined products through short-haul pipelines in Salt Lake City (“SLC”); and

•	a 10-year storage and transportation services agreement under which TLLP will provide crude oil and refined product storage and transportation between our Utah refinery and the storage facility.

Each of these agreements, other than the SLC storage and transportation services agreement, contain minimum volume commitments. Fees under the SLC storage and transportation services agreement are for the exclusive use of the existing shell capacity at the SLC storage facility and the pipelines connecting the storage facility to our Utah refinery. The fees under each agreement are indexed for inflation and, except for the trucking transportation services agreement, give us the option to renew for two five-year terms. The amended trucking transportation services agreement will renew automatically for one five-year term unless earlier terminated by us or TLLP. Additionally, these agreements include provisions that permit us to suspend, reduce or terminate our obligations under the applicable agreement if certain events occur after one year of continuing minimum payments.

In addition to the commercial agreements described above, we also entered into the following agreements with TLLP:

Omnibus Agreement. We entered into an omnibus agreement with TLLP under which we agree not to compete with TLLP under certain circumstances. It also grants a right of first offer to TLLP for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington. Further, the omnibus agreement addresses the payment of an annual fee to us, initially in the amount of $2.5 million, for the provision of various general and administrative services. We also will reimburse TLLP for certain maintenance and expansion capital expenditures and indemnify them for certain matters, including pre-IPO environmental, title and tax matters.

Operational Services Agreement. We entered into an operational services agreement with TLLP under which TLLP will reimburse us for the provision of certain operational services in support of their pipelines, terminals and storage facility.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TLLP is a consolidated variable interest entity. With the exception of affiliate balances which are eliminated in consolidation, the TLLP condensed consolidated balance sheets as of December 31, 2011 and December 31, 2010, as presented below, are included in the consolidated balance sheets of Tesoro Corporation.

	December 31, 2011	December 31, 2010
	(In millions)
ASSETS
Cash and cash equivalents	$18	$—
Receivables, less allowance for doubtful accounts
Trade	1	—
Affiliate	11	4
Other Current Assets	1	—
Net Property, Plant and Equipment	136	132
Other Noncurrent Assets	3	—
Total Assets	$170	$136

LIABILITIES AND EQUITY
Accounts payable
Trade	$6	$2
Affiliate	3	—
Deferred revenue - affiliate	1	—
Accrued liabilities	1	3
Other Noncurrent Liabilities	—	2
Debt	50	—
Equity	109	129
Total Liabilities and Equity	$170	$136

NOTE C – EARNINGS (LOSS) PER SHARE

We compute basic earnings (loss) per share by dividing net earnings (loss) attributable to Tesoro Corporation shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock, restricted stock units, market stock units and performance share awards outstanding during the period. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to Tesoro Corporation is reduced, where applicable, for the decrease in earnings from Tesoro’s limited partner unit ownership in TLLP that would have resulted assuming the incremental units related to TLLP’s equity incentive plans had been issued during the respective periods.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share and per share calculations are presented below (in millions except per share amounts):

	2011	2010	2009
Basic:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$546	$(29)	$(140)
Weighted average common shares outstanding	141.4	140.6	138.2
Basic Earnings (Loss) Per Share	$3.86	$(0.21)	$(1.01)
Diluted:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$546	$(29)	$(140)
Weighted average common shares outstanding	141.4	140.6	138.2
Common stock equivalents	1.9	—	—
Total diluted shares	143.3	140.6	138.2
Diluted Earnings (Loss) Per Share	$3.81	$(0.21)	$(1.01)

Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	2011	2010	2009
Common stock equivalents (a)	—	1.4	1.5
Stock options (b)	3.1	5.6	4.8
________________

(a)	For the years ended December 31, 2010 and 2009, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE D - RECEIVABLES
Receivables at December 31, 2011 and 2010 consisted of the following (in millions):

	2011	2010
Trade receivables	$1,248	$875
Tax receivables	25	20
Other receivables	6	21
Allowance for doubtful accounts	(7)	(8)
Total Receivables, Net	$1,272	$908

NOTE E – INVENTORIES
Components of inventories were as follows (in millions):

	2011	2010
Domestic crude oil and refined products	$1,273	$954
Foreign subsidiary crude oil	346	177
Materials and supplies	87	82
Oxygenates and by-products	43	30
Merchandise	14	14
Total Inventories	$1,763	$1,257

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.7 billion and $1.4 billion at December 31, 2011 and 2010, respectively. During 2009, reductions in inventory quantities resulted in liquidations of applicable LIFO inventory quantities acquired at lower costs in prior years. The 2009 LIFO liquidation resulted in a decrease in cost of sales of $69 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	2011	2010
Refining	$6,161	$5,984
Retail	679	659
Corporate	215	204
Property, plant and equipment, at cost	7,055	6,847
Accumulated depreciation	(1,907)	(1,677)
Net property, plant and equipment	$5,148	$5,170

See discussion of impairments of long-lived assets in Note I.

NOTE G - GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Goodwill in our refining segment related to our Utah refinery totaled $31 million at December 31, 2011 and 2010, respectively. In our retail segment, goodwill totaled $5 million at December 31, 2011 and 2010, respectively. The changes in the carrying amount of goodwill during 2011 and 2010 were as follows (in millions):

	2011	2010
Balance as of beginning of year	$36	$46
Goodwill write-off	—	(10)
Balance as of end of year	$36	$36

A quantitative approach was used in valuing the balance of goodwill in prior years; however for the period ending December 31, 2011, we used the qualitative approach prescribed by the ASU issued by the FASB in September 2011. This ASU evaluates relevant events and or circumstances to test for possible goodwill impairment. Based on the analysis performed, we determined no further testing was required.

The carrying value of our Hawaii refinery reporting unit increased in 2010 as a result of turnaround spending and a reduction in certain pension and other postretirement obligations. However, the fair value of our Hawaii reporting unit decreased below its carrying value as a result of lower projected future cash flows driven primarily by a revised margin outlook for this refinery. We determined that all of the goodwill related to the Hawaii refinery reporting unit was impaired and wrote-off $10 million during 2010. Decreased forecasted cash flows and quoted market prices reduced our estimated fair value below carrying value for our Washington refinery reporting unit resulting in a goodwill write-off of $43 million in 2009. The impairment charges are included in loss on asset disposals and impairments.

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2011			December 31, 2010
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Air emissions credits	$229	$64	$165	$229	$51	$178
USA Gasoline tradename	35	8	27	35	6	29
Customer agreements and contracts	34	21	13	34	18	16
Refinery permits and plans	17	7	10	17	6	11
Favorable leases	11	3	8	12	3	9
Other intangibles	26	23	3	27	24	3
Total	$352	$126	$226	$354	$108	$246

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our acquired intangible assets are subject to amortization with the exception of approximately $1 million of indefinite-lived intangible assets included in other intangibles as of December 31, 2011 and 2010, respectively. Amortization expense of acquired intangible assets amounted to $18 million, $18 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our estimated amortization expense for each of the following five years is: 2012 — $13 million; 2013 — $12 million; 2014 — $12 million; 2015 — $12 million; and 2016 — $12 million.

NOTE H - OTHER NONCURRENT ASSETS
Other noncurrent assets at December 31, 2011 and 2010 consisted of (in millions):

	2011	2010
Deferred maintenance costs, including refinery turnarounds, net of amortization	$273	$301
Debt issuance costs, net of amortization	37	25
Goodwill	36	36
Other assets, net of amortization	21	26
Total Other Noncurrent Assets	$367	$388

NOTE I – FAIR VALUE MEASUREMENTS

We classify financial assets and financial liabilities into the following fair value hierarchy:

•	level 1 - quoted prices in active markets for identical assets and liabilities;

•	level 2 - quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note J for further information on the Company's derivative instruments.

Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at December 31, 2011 or December 31, 2010.

Our RINs obligation represents a liability for the purchase of RINs to satisfy our obligation to blend biofuels into the products we produce.  A RIN is assigned to each gallon of biofuel produced or imported into the U.S. as required by the U.S. Environmental Protection Agency's (“EPA’s”) Renewable Fuel Standard, which was implemented in accordance with the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota. To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy our obligation.  Our RINs obligation is based on our RINs deficiency and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments recognized at their fair values in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

				Netting and	Total as of
	Level 1	Level 2	Level 3	Collateral (a)	December 31, 2011
Assets:
Commodity Futures Contracts	$86	$9	$—	$(61)	$34
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$86	$16	$—	$(63)	$39

Liabilities:
Commodity Futures Contracts	$130	$6	$—	$(136)	$—
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	3	—	—	3
Total Liabilities	$130	$13	$—	$(138)	$5

				Netting and	Total as of
	Level 1 (b)	Level 2 (b)	Level 3 (b)	Collateral (a)	December 31, 2010
Assets:
Commodity Futures Contracts	$81	$7	$—	$(70)	$18
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$81	$12	$—	$(72)	$21

Liabilities:
Commodity Futures Contracts	$98	$1	$—	$(99)	$—
Commodity OTC Swap Contracts	—	2	—	(2)	—
Commodity Forward Contracts	—	1	—	—	1
Total Liabilities	$98	$4	$—	$(101)	$1
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2011 and 2010, cash collateral amounts of $75 million and $29 million, respectively are being netted with mark-to-market derivative assets.

(b)	We have presented prior year fair values in each level of the hierarchy gross of netting adjustments in order to conform to current year presentation.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. The fair value adjustment related to the physical inventory was approximately $4 million at December 31, 2011 and 2010.

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value because of the short maturities of these instruments. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt at December 31, 2011, were approximately $1.7 billion and $1.8 billion, respectively. Both the carrying value and fair value of our debt at December 31, 2010, were approximately $2.0 billion.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of certain impaired nonfinancial assets measured on a non-recurring basis as of December 31, 2011 and December 31, 2010 were as follows (in millions):

	December 31, 2011	Level 1	Level 2	Level 3	Total Losses for the year ended December 31, 2011
Assets:
Refining equipment and engineering costs	$5	—	—	5	$51

	December 31, 2010	Level 1	Level 2	Level 3	Total Losses for the year ended December 31, 2010
Assets:
Refining equipment, materials and engineering costs	$4	$—	$—	$4	$20
Goodwill	36	—	—	36	10
We continue to evaluate the recoverability of the value of certain capital projects currently in progress. For one project at our Los Angeles refinery, regulations issued by California's South Coast Air Quality Management District required emission of nitrogen oxides to be reduced by the end of 2010. Our initial plan in 2007 to meet this regulation was to replace our power cogeneration units and steam boilers with more efficient equipment. We began construction for this project in 2008. In 2009, we determined that air emissions credits could be used to meet this requirement, which would allow us to defer capital expenditures related to this project and we incurred a $12 million impairment charge for the cancellation of an equipment order. We revised our capital plan in 2010 to further defer certain components of this project and incurred an impairment charge of $20 million related to this change in scope. Equipment, materials and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $24 million to a fair value of $4 million.

During 2011, we concluded that we now expect to sell, rather than use, specific equipment related to the change in scope of this capital project. The equipment and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $56 million to a fair value of $5 million, resulting in a $51 million loss included in loss on asset disposals and impairments. The estimated fair value was based on amounts recoverable if sold to an end user, in the principal or most advantageous market for the assets, in an orderly transaction. The amounts presented represent our estimates for unobservable inputs that require significant judgment, for which there is little or no market data.

As discussed in Note G, the annual goodwill impairment review performed during the fourth quarter of 2010 resulted in a write-off related to our Hawaii refinery included in loss on asset disposals and impairments. There were no material goodwill impairments, asset retirement obligation additions or indefinite lived intangible assets that were measured at fair value during the year ended December 31, 2011.

NOTE J - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from the Company's refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all generally with maturity dates of less than one year. We believe that there is minimal credit risk with respect to our counterparties.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The primary derivative instruments that we use have the following characteristics. Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At December 31, 2011, we had no cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of December 31, 2011 and December 31, 2010. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with or received from brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Mark-to-Market Derivatives (a):
Commodity Futures Contracts	Other Current Assets	$95	$88	$136	$96
Commodity OTC Swap Contracts	Receivables	1	1	—	—
Commodity OTC Swap Contracts	Accounts Payable	2	2	3	2
Commodity Forward Contracts	Receivables	4	2	—	—
Commodity Forward Contracts	Accounts Payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		102	93	140	99
Derivatives Designated for Hedge Accounting (a):
Commodity Futures Contracts	Other Current Assets	—	—	—	3
Less: Counterparty Netting and Cash Collateral (b)		(63)	(72)	(138)	(101)
Total Net Fair Value of Derivatives		$39	$21	$2	$1
________________

(a)	The above fair values are presented as gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of December 31, 2011 and 2010, cash collateral amounts of $75 million and $29 million, respectively are being netted with mark-to-market commodity future contracts.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (losses) for our mark-to-market derivatives for the years ended December 31, 2011, 2010, and 2009 were as follows (in millions):

Mark-to-Market Derivatives:	2011	2010	2009
Commodity Futures Contracts	$(28)	$(36)	$(55)
Commodity OTC Swap Contracts	15	9	(13)
Commodity Forward Contracts	3	1	—
Foreign Currency Forward Contracts	(6)	1	1
Total Mark-to-Market Derivatives	$(16)	$(25)	$(67)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows:

Income Statement Location:	2011	2010	2009
Revenues	$3	$(17)	$—
Cost of sales	(13)	(9)	(68)
Foreign currency exchange gain (loss)	(6)	1	1
Total Loss on Mark-to-Market Derivatives	$(16)	$(25)	$(67)

Gains (losses) on our derivatives designated for hedge accounting during the year ended December 31, 2011 and 2010, were as follows (in millions). We did not designate any of our derivative instruments for hedge accounting treatment during the year ended December 31, 2009.

Derivatives Designated for Hedge Accounting:	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Ineffective Portion of Derivative (b)
Year ended December 31, 2011
Commodity Futures Contracts (a)	$4	$(4)	$—
Year ended December 31, 2010
Commodity Futures Contracts (a)	(3)	4	1
________________

(a)	Gains (losses) recognized in income on the derivative and the hedged item are included in cost of sales in the statements of consolidated operations.

(b)
For fair value hedges, no component of the derivative instruments' gains or losses was excluded from the assessment of hedges effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Open Long (Short) Positions

All of our open positions are scheduled to mature within the next twelve months. As of December 31, 2011, we had an open forward contract to purchase 64 million Canadian dollars that matured on January 25, 2012. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of December 31, 2011 (volumes in thousands of barrels):

Fair Value Hedges		Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes	Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Swaps		Swaps
2012	—	2012	(321)
Futures		Futures
2012	—	2012	(3,008)
Forwards		Forwards
2012	—	2012	(1,026)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - ACCRUED LIABILITIES

Our current accrued liabilities and other noncurrent liabilities at December 31, 2011 and 2010 included (in millions):

	2011	2010
Current Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$193	$182
Employee costs	173	154
Legal costs	30	24
Environmental liabilities	14	23
Interest	13	16
Pension and other postretirement benefits	12	16
Liability for unrecognized tax benefits, including interest and penalties	—	2
Other	91	75
Total Current Accrued Liabilities	$526	$492

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$375	$350
Environmental liabilities	79	85
Asset retirement obligations	25	23
Liability for unrecognized tax benefits, including interest and penalties	20	31
Other	68	73
Total Other Noncurrent Liabilities	$567	$562

NOTE L – DEBT

Our total debt at December 31, 2011 and 2010 was comprised of the following (in millions):

Debt, including current maturities:	2011	2010
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility	117	150
TLLP Revolving Credit Facility	50	—
Junior subordinated notes due 2012 (net of unamortized discount of $16 in 2010)	—	134
6¼% Senior Notes Due 2012	299	450
6 5/8% Senior Notes Due 2015	450	450
6½% Senior Notes Due 2017	473	500
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 in 2011 and $10 in 2010)	291	290
Capital lease obligations and other	21	21
Total Debt	1,701	1,995
Less current maturities	418	152
Debt, less current maturities	$1,283	$1,843

The aggregate maturities of Tesoro’s debt for each of the five years following December 31, 2011 were: 2012 — $418 million; 2013 — $3 million; 2014 — $53 million; 2015 — $453 million; and 2016 — $2 million.

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities Overview

Our credit facilities as of December 31, 2011, were subject to the following expenses and fees.

Credit Facility Rates	30 day Eurodollar (LIBOR)Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (a)	0.30%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (a)	0.30%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($150 million) (a)	0.30%	2.50%	3.25%	1.50%	0.50%
_______________________________________

(a)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

We amended our Revolving Credit Facility in March 2011, adjusting the total available capacity to $1.85 billion. The total capacity can be further increased up to an aggregate of $2.25 billion, subject to receiving increased commitments. Additionally, there were reductions in borrowing rates and the easing of certain covenants. The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro’s active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility. For additional information regarding TLLP, see Note B.

At December 31, 2011, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.2 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $100 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. We had no borrowings and $1.04 billion in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $810 million, or 44% of the eligible borrowing base, as of December 31, 2011.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full the Company’s 6 1/4% notes, due November 2012, on or prior to the stated maturity date, or (b) refinance or pay in full the Company’s 6 5/8% notes, due November 2015, on or prior to the stated maturity date.

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

We have the option to elect if the borrowings under the Revolving Credit Facility bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon our Revolving Credit Facility's credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. We added an additional facility, which increased the number of agreements from three to four in August 2011. At December 31, 2011, the four separate uncommitted letter of credit agreements had $398 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis, and can be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TPSA Revolving Credit Facility

TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement in October 2010. We amended and restated, in substantially the same form, the TPSA Revolving Credit Facility for an additional 364-day term in October 2011. TPSA is an unrestricted subsidiary under Tesoro's outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

We increased the maximum capacity of these facilities from $350 million to $500 million, consisting of $350 million under the first facility and $150 million under the second facility, and amended this facility to modify certain terms of the collateral pool calculation in June 2011. The two facilities maximum capacities were increased from $245 million and $105 million, respectively. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million and $350 million, respectively. At December 31, 2011, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $117 million in borrowings outstanding under this agreement and letters of credit outstanding of $169 million at December 31, 2011.

We have the option to elect if revolver borrowings bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the TPSA Revolving Credit Facility incur fees at the base rate margin.

TLLP Revolving Credit Facility

TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions on April 26, 2011. The TLLP Revolving Credit Facility provides for total available revolving capacity of $150 million and allows for TLLP to request that the capacity be increased up to an aggregate of $300 million, subject to receiving increased commitments from the lenders. TLLP borrowed $50 million under the TLLP Revolving Credit Facility at the closing of the Offering.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP (which is TLLP's general partner), and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of its assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.

We have the option to elect if revolver borrowings bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain coverage ratio, as defined. We also incur commitment fees for the unused portion of the TLLP Revolving Credit at an annual rate. Letters of credit outstanding under the TLLP Revolving Credit Facility incur fees at the Eurodollar margin rate.

Junior Subordinated Notes Due 2012

We issued junior subordinated notes in May 2002. The notes consisted of: (i) a $100 million junior subordinated notes, due July 2012, which carried a 7.5% interest rate (through May 2007, the note was non-interest bearing), and (ii) a $50 million junior subordinated note, due July 2012, which also incurred interest at 7.5%. We recorded these two notes at a combined present value of $61 million, discounted at rates of 15.625% and 14.375%, respectively, and amortized the discount over the term of the notes. We redeemed these notes in May 2011. Upon redemption, we recorded a $13 million charge to write-off the remaining unamortized discount associated with these notes, which is included in interest and financing costs in the consolidated statement of operations for the year ended December 31, 2011.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 1/4% Senior Notes Due 2012

We issued $450 million aggregate principal amount of 6 1/4% senior notes due November 2012 in November 2005. The notes have a seven-year maturity with no sinking fund requirements and are not callable. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 5/8% senior notes due 2015. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

We repurchased $151 million of these notes through the open market for an aggregate purchase price of $161 million including accrued interest and premiums during the year ended December 31, 2011.

6 5/8% Senior Notes Due 2015

We issued $450 million aggregate principal amount of 6 5/8% senior notes due November 2015 in November 2005. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning November 2010 at premiums of 3.3% through October 2011; 2.2% from November 2011 to October 2012; 1.1% from November 2012 to October 2013; and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature and are identical to the covenants in the indenture for Tesoro’s 6 1/4% senior notes due 2012. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of Tesoro’s active domestic subsidiaries.

6 1/2% Senior Notes Due 2017

We issued $500 million aggregate principal amount of 6 1/2% senior notes due June 2017 in May 2007. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 2012 at premiums of 3.25% through May 2013; 2.17% from June 2013 through May 2014; 1.08% from June 2014 through May 2015; and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our active domestic subsidiaries.

We repurchased $27 million of these notes through the open market for an aggregate purchase price of $28 million, including accrued interest and premiums during the year ended December 31, 2011.

9 3/4% Senior Notes Due 2019

We issued $300 million aggregate principal amount of 9 3/4% senior notes, due June 2019, for general corporate purposes in June 2009. The notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity with no sinking fund requirements and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015; 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. We have the right to redeem up to 35% of the aggregate principal amount at 109.75% of face value with proceeds from certain equity issuances through June 1, 2012. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of 30 retail stations with initial terms of 17 years, with four five-year renewal options. The total cost of assets under capital leases was $29 million and $39 million with accumulated amortization of $15 million and $25 million at December 31, 2011 and 2010, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest, as of December 31, 2011 for capital leases were (in millions):

2012	$4
2013	4
2014	4
2015	4
2016	3
Thereafter	11
Total minimum lease payments	30
Less amount representing interest	9
Capital lease obligations	$21

NOTE M - ASSET RETIREMENT OBLIGATIONS

We have recorded AROs for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our AROs primarily include regulatory or contractual obligations for the expected demolition or removal of assets and related hazardous materials, if applicable, of equipment or piping at our refineries. We have also recorded obligations related to underground storage tank removal at our leased retail stations. Changes in AROs for the years ended December 31, 2011 and 2010, were as follows (in millions):

	2011	2010
Balance at beginning of year (current and noncurrent)	$30	$34
Additions to accrual	3	2
Accretion expense	2	2
Settlements	(8)	(7)
Changes in timing and amount of estimated cash flows	(1)	(1)
Balance at end of year	$26	$30

NOTE N - INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows (in millions):

	2011	2010	2009
Current:
Federal	$94	$(1)	$(148)
State	48	(4)	5
Deferred:
Federal	196	4	107
State	4	5	(12)
Income tax expense (benefit)	$342	$4	$(48)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2011 and 2010, were (in millions):

	2011	2010
Deferred tax assets:
Accrued pension and other postretirement benefits	$137	$139
Investment in TLLP	79	—
Other accrued liabilities	69	63
Stock-based compensation	57	58
Accrued environmental remediation liabilities	34	40
Tax credit carryforwards	21	85
Asset retirement obligations	10	12
Net operating losses	8	149
Other	25	12
Total deferred tax assets	440	558
Less: valuation allowance	(9)	(9)
Deferred tax assets, net	$431	$549

Deferred tax liabilities:
Accelerated depreciation and property related items	$994	$941
Deferred maintenance costs, including refinery turnarounds	91	93
Inventory	82	67
Amortization of intangible assets	35	37
Other	13	16
Total deferred tax liabilities	1,215	1,154
Deferred tax liabilities, net	$784	$605

We have recorded a valuation allowance as of December 31, 2011 and 2010, due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2011	2010
Current Assets	$31	$11
Noncurrent Liabilities	815	616

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) is as follows (in millions):

	2011	2010	2009
Income tax expense (benefit) at U.S. federal statutory rate	$317	$(9)	$(66)
Effect of:
State income taxes, net of federal income tax effect	34	—	(7)
Manufacturing activities deduction	(9)	—	4
Goodwill write-off	—	1	17
Medicare Part D law change	—	7	—
Income attributable to noncontrolling interest	(6)	—	—
Other	6	5	4
Income tax expense (benefit)	$342	$4	$(48)

We have approximately $19 million of state alternative minimum tax credit carryforwards as of December 31, 2011, which never expire. Additionally, we have approximately $9 million of other state income tax credit carryforwards, most of which expire in 2026. As of December 31, 2011, we have no remaining federal regular or alternative minimum tax net operating losses to carry forward to 2012. In the states in which we file tax returns, we have approximately $13 million of tax-effected net operating loss carryforwards, which expire in 2031.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $31 million and $34 million as of December 31, 2011 and 2010, respectively, of which $12 million and $22 million are recognized as tax liabilities. Included in those amounts are $18 million and $19 million (net of the tax benefit on state issues) as of December 31, 2011 and 2010, respectively, that would reduce the effective tax rate if recognized.

We do not expect our unrecognized tax benefits to change significantly over the next twelve months. We had accrued $8 million and $11 million at December 31, 2011 and 2010, respectively, for interest and penalties. We recognized $(1) million, $(4) million and $5 million in interest and penalties associated with unrecognized tax benefits during the years ended December 31, 2011, 2010, and 2009, respectively. For interest and penalties relating to income taxes we recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the statements of consolidated operations. The tax years 2006 forward remain open to federal examination by the Internal Revenue Service, and in general the tax years 2001 forward remain open to examination by various state taxing authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Balance as of beginning of year	$34	$36	$44
Increases related to prior year tax positions	3	2	1
Decreases related to prior year tax positions	(6)	(1)	(6)
Increases related to current year tax positions	2	—	—
Decreases related to lapse of applicable statute of limitations	—	(1)	(2)
Decreases related to settlements with taxing authorities	(2)	(2)	(1)
Balance as of end of year	$31	$34	$36

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – BENEFIT PLANS

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plans, one qualified plan and three nonqualified plans, which are described below.

•
The funded qualified employee retirement plan provides benefits to all eligible employees. Benefits are determined based on final average salary and years of service through December 31, 2010, and a cash balance account based formula for service beginning January 1, 2011. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, during 2011 and 2010 we voluntarily contributed $48 million and $34 million, respectively, to improve the plan’s funded status.

•
The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•
The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $11 million and $30 million during 2011 and 2010, respectively, for current retiree obligations under the plan.

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

Our target allocation is as follows: 50% long duration fixed income, 30% equity and 20% other investments comprised primarily of assets which provide protection in inflationary periods and investments which target a return regardless of market conditions.

Fair Value of Plan Assets

We classify our plan assets into three fair value classifications or levels. Our level 1 investments include mutual funds, which are based on market quotations from national securities exchanges. Level 2 investments include common collective trust funds and equity and bond securities, valued at the last reported sales price or closing price as reported by an independent pricing service. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 3 assets in our investments as of December 31, 2011 and 2010. We do not believe that there are any significant concentrations of risk within our plan assets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about the retirement plan’s major asset categories measured at fair value on a recurring basis by the three levels described above as of December 31, 2011 and 2010 (in millions):

Asset Category	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (a)	$16	$—	$16	$—
Equities (b):
U.S. equity funds (domestic)	23	12	11	—
International equity funds (non-U.S.)	25	—	25	—
Global equity funds (domestic and non-U.S.)	42	—	42	—
Fixed income long duration bonds (c)	174	—	174	—
Other (d):
Real return funds	31	31	—	—
Absolute return funds	32	32	—	—
Total	$343	$75	$268	$—

Asset Category	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (a)	$18	$—	$18	$—
Equities (b):
U.S. equity funds (domestic) (e)	94	52	42	—
International equity funds (non-U.S.)	39	—	39	—
Fixed income long duration bonds (c)	128	—	128	—
Other (d):
Real return funds	15	15	—	—
Absolute return funds	—	—	—	—
Total	$294	$67	$227	$—
_______________________________________

(a)
Cash and cash equivalents consist of cash on hand and a short-term investment fund. The short-term investment fund provides for safety of principal and daily liquidity and is valued using the net asset value (NAV) per share. These assets are classified as Level 2 investments.

(b)
Equities consist of mutual funds and commingled investment funds that invest in equity securities. Commingled fund values reflect the net asset value per share, derived from the quoted prices in active markets of the underlying securities. Mutual funds are classified as Level 1 investments; commingled funds are classified as Level 2 investments.

(c)
Fixed income assets represent securities primarily invested in corporate, government related, mortgage and asset backed securities with a focus on long duration issues. Individual fixed income securities are generally priced on the basis of evaluated prices from independent pricing services. Such prices are monitored and provided by an independent, third-party custodial firm responsible for safekeeping plan assets. All fixed income securities are classified as Level 2 investments.

(d)
Other assets consist of investments in mutual funds that invest in a broad set of asset classes designed to provide the potential for real returns in excess of U.S. inflation or a target return regardless of market conditions. These assets are categorized as Level 1 investments.

(e)	We have presented prior year U.S. large cap and U.S. small/mid cap asset categories in U.S. equity funds (domestic) asset category in order to conform to current year presentation.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Financial Information

We recognize separately the overfunded or underfunded status of our pension and other postretirement plans as an asset or liability. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use a December 31st measurement date for plan assets and obligations for all our retirement plans.

Changes in our projected benefit obligations and plan assets, and the funded status for our pension plans and other postretirement benefits as of December 31, 2011 and 2010, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$564	$511	$96	$356
Service cost	27	39	5	11
Interest cost	30	27	4	14
Actuarial loss	47	45	5	85
Benefits paid	(38)	(62)	(7)	(6)
Plan amendments	—	—	(3)	(317)
Curtailments	—	4	—	(47)
Projected benefit obligation at end of year	630	564	100	96

Changes in plan assets:
Fair value of plan assets at beginning of year	294	262	—	—
Actual return on plan assets	28	30	—	—
Employer contributions	59	64	7	6
Benefits paid	(38)	(62)	(7)	(6)
Fair value of plan assets at end of year	343	294	—	—
Funded status at end of year	$(287)	$(270)	$(100)	$(96)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension plans at December 31, 2011 and 2010, was $480 million and $431 million, respectively. Liability amounts recognized in our consolidated balance sheet related to our defined benefit pension plans and other postretirement benefits as of December 31, 2011 and 2010, consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Accrued liabilities	$2	$8	$10	$8
Other noncurrent liabilities	285	262	90	88
Total amount recognized	$287	$270	$100	$96

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of pension and postretirement net periodic benefit expense (income) included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit expense (income):
Service cost	$27	$39	$36	$5	$11	$16
Interest cost	30	27	27	4	14	20
Expected return on plan assets	(21)	(22)	(21)	—	—	—
Amortization of prior service cost (credit)	1	3	4	(37)	(18)	1
Recognized net actuarial loss	20	14	15	12	7	1
Recognized curtailment loss (gain)	4	4	—	—	(48)	—
Net Periodic Benefit Expense (Income)	$61	$65	$61	$(16)	$(34)	$38

Amounts recognized in accumulated other comprehensive loss before income taxes as of December 31, 2011 and 2010, consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits		Total
	2011	2010	2011	2010	2011	2010
Net loss	$264	$247	$114	$122	$378	$369
Prior service cost (credit)	4	7	(259)	(294)	(255)	(287)
Total	$268	$254	$(145)	$(172)	$123	$82

The following table summarizes amounts recognized in other comprehensive income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(39)	$(41)	$(17)	$(4)	$(39)	$29
Prior service credit	—	—	—	2	317	—
Net gain reclassified into income:
Net actuarial loss (gain)	22	15	15	12	(42)	1
Prior service cost (credit)	3	5	4	(37)	(17)	1
Total recognized in other comprehensive income (loss)	$(14)	$(21)	$2	$(27)	$219	$31

Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2011, that are expected to be recognized as components of net periodic benefit expense in 2012 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Net loss	$22	$11	$33
Prior service cost (credit)	1	(38)	(37)
Total	$23	$(27)	$(4)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expenses for the years ended December 31, 2011, 2010 and 2009:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Projected benefit obligation:
Discount rate (a)	4.86%	5.55%	5.80%	3.76%	4.38%	6.36%
Rate of compensation increase	4.50%	4.50%	4.57%	—	—	—
Net periodic benefit expense:
Discount rate (a)(b)	5.55%	5.80%	6.28%	4.38%	5.50%	6.14%
Rate of compensation increase	4.50%	4.57%	4.59%	—	—	—
Expected long-term return on plan assets (c)	7.25%	7.50%	8.50%	—	—	—
_______________________________________

(a)
We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans.

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

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2018

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	1	(1)

Future Cash Flows

Tesoro has no minimum required contribution obligation to its funded employee pension plan under applicable laws and regulations in 2012 and we continue to evaluate our expected 2012 voluntary contributions.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our defined benefit pension plans and other postretirement benefits in the years indicated (in millions):

	Pension Benefits	Other Postretirement Benefits
2012	$49	$10
2013	48	12
2014	51	10
2015	56	10
2016	58	11
2017-2021	321	53

Thrift Plan

We sponsor an employee thrift 401(k) plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We match 100% of employee contributions, up to 6% of the employee's eligible compensation (subject to applicable union collective bargaining agreements). Effective in August 2011, we eliminated the requirement that 50% of Tesoro's matching contribution to employees be invested in Tesoro's common stock held in the Tesoro common stock fund, and began allowing employees the ability to invest their own contributions in the Tesoro common stock fund. Our contributions to the thrift plan amounted to $19 million, $24 million and $24 million for each of the years in 2011, 2010 and 2009, respectively, of which $13 million and $8 million consisted of treasury stock reissuances in 2010 and 2009, respectively. Treasury stock reissuances were not used to fund contributions during 2011.

We also sponsor a non-qualified executive deferred compensation plan, which provides eligible employees the opportunity for additional pre-tax deferrals and company contributions not provided under thrift 401(k) plan due to compensation and deferral limitations imposed under Internal Revenue Code.

Retail Savings Plan

We sponsor a separate 401(k) savings plan for eligible retail store employees who meet the plan's eligibility requirements. Eligible employees automatically receive a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. For employees that make pre-tax contributions, we also provide a matching contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. Effective in August 2011, we eliminated the requirement that 50% of Tesoro's matching contribution to employees be invested in Tesoro's common stock held in the Tesoro common stock fund, and began allowing employees the ability to invest their own contributions in the Tesoro common stock fund. Our contributions amounted to $0.7 million, $0.1 million and $0.6 million in 2011, 2010 and 2009, respectively, of which $0.1 million consisted of treasury stock reissuances in both 2010 and 2009. Treasury stock reissuances were not used to fund contributions during 2011. Beginning with the 2010 plan year, non-elective Company contributions are made in one payment after the end of the plan year.

NOTE P - COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. In general, these leases have remaining primary terms up to 17 years and typically contain multiple renewal options. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, amounted to $398 million in 2011, $347 million in 2010 and $374 million in 2009. See Note L for information related to capital leases.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of our future lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2011, we had seven ships on time charter used to transport crude oil and refined products. Four of the ships are U.S.-flag ships with remaining time charters expiring between 2012 and 2013, with options to renew. The other three ships are foreign-flag ships with remaining time charters expiring between 2012 and 2013. We also time charter tugs and product barges over varying terms ending in 2012 through 2016, most with options to renew and some with escalation clauses. Our time charters generally contain terms of three to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 41 years, and generally containing renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

Our minimum annual lease payments, as of December 31, 2011, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Ship Charters (a)	Other	Total
2012	$100	$113	$213
2013	50	112	162
2014	18	107	125
2015	11	101	112
2016	10	93	103
Thereafter	—	442	442
Total minimum rental payments	$189	$968	$1,157
______________________________________
(a) Includes minimum annual lease payments for tugs and barges, which range between $10 million and $33 million over the next five years.

Purchase Obligations and Other Commitments

Tesoro's contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to seven years with renewal provisions. Prices under the term agreements generally fluctuate with market prices. Assuming actual market crude prices as of December 31, 2011, ranging by crude oil type from $71 per barrel to $106 per barrel, our minimum crude oil supply commitments for the following years are: $5.8 billion in 2012, $2.1 billion in 2013, $2.8 billion in 2014, $2.1 billion in 2015 and $1.6 billion in 2016. The remaining commitments after 2016 total $1.9 billion. We also purchase crude oil at market prices under short-term renewable agreements and in the spot market, In addition, to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $83 million in 2012.

We have certain commitments or obligations for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $311 million in 2012, $144 million in 2013, $132 million in 2014, $131 million in 2015 and $94 million in 2016. The remaining minimum commitments after 2016 total approximately $353 million over 9 years. We incurred approximately $433 million, $338 million and $300 million in 2011, 2010 and 2009, respectively, in expense under these take-or-pay contracts.

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities, when appropriate. We believe that the outcome of these matters will not have a material impact on our liquidity or financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable insurance or other third-party recoveries.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not have a material impact on our financial position, results of operations and liquidity. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2011 and 2010, were as follows (in millions):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$108	$106
Additions, net	11	37
Expenditures	(26)	(35)
Balance at end of year	$93	$108

These accruals include $55 million and $62 million as of December 31, 2011 and 2010, respectively, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $46 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

We have investigated conditions at certain active wastewater treatment units at our Martinez Refinery.  The investigation was driven by an order received in 2004 from the San Francisco Bay Regional Water Quality Control Board. The order named us as well as two previous owners of the Martinez Refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I's characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency's conclusions are mistaken. We filed an appeal of the citation in January 2011. The EPA and CSB investigations are ongoing. We have incurred charges related to the incident of $8 million and $27 million during the years ended December 31, 2011 and 2010, respectively. These amounts do not include insurance recoveries, which are discussed below.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, Tesoro Corporation, Tesoro Refining and Marketing Company and other defendants were named in a lawsuit brought by the estates and families of the seven fatally injured employees arising from the April 2010 incident at our Washington refinery. In addition, a third-party truck driver has alleged damages in the lawsuit. The lawsuit includes allegations of negligence, premises liability, strict liability, product liability and seeks unspecified compensatory and punitive damages. This case, Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al., is proceeding in the Superior Court of the State of Washington, Skagit County. The Company believes that it has defenses to the allegations contained in the lawsuit. While we cannot currently estimate the amount or timing of the resolution of this matter, and currently believe that the outcome of this matter will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to this incident. We collected $87 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. Of the $87 million collected, $32 million was recorded in 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense. Of the $17 million, $5 million was recorded in 2011 and $12 million was recorded in 2010. As of December 31, 2011, all property damage claims have been settled but certain business interruption claims remain open.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these matters unless a loss is probable and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or liquidity.

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in five remaining lawsuits, as one was settled in 2011, alleging MTBE contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the five cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we have established an accrual for this matter and believe that the outcome will not have a material impact our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

Environmental

In December 2011, we agreed to settle a lawsuit filed on February 5, 2010, by the EPA alleging we violated the Clean Air Act and corresponding regulatory requirements concerning the testing and reporting of transportation fuels and fuel additives. We received a notice of violation (“NOV”) from the EPA in February 2009, for the alleged violations arising from a compliance review conducted by the EPA in 2006, for the years 2003 through the time of the review in 2006. We have agreed to pay $965,000 and take certain actions, including developing protocols for collecting samples from and mixing refined products in storage tanks, to settle this matter pending execution of the settlement agreement. We have established an accrual for this matter and believe that the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The EPA has alleged that we have violated the Clean Air Act, regulations under the Clean Air Act and/or Clean Air Act permits at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a NOV in March 2011, from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

NOTE Q - STOCKHOLDERS' EQUITY

Our Revolving Credit Agreement and senior notes each limit our ability to pay cash dividends or repurchase stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, stock repurchases or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs. See Note R for information relating to stock-based compensation and common stock reserved for exercise of options.

Cash Dividends

We did not pay any cash dividends during 2011 or 2010. During 2009, we paid cash dividends on common stock totaling $0.35 per share.

Treasury Stock

We have the option to purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock in connection with the exercise of stock options, the vesting of restricted stock and to fulfill other stock compensation requirements.

In addition, our Board of Directors (the "Board") approved a program designed to offset the dilutive effect of 2011 and future stock-based compensation awards in August 2011. The Board authorized the purchase of approximately 0.7 million shares related to 2011 awards granted and described in Note R to offset their potential dilutive effect. The Board also authorized a program to purchase additional shares in subsequent years to offset the dilutive effect of future stock-based compensation programs. In September 2011, the Board authorized the purchase of an additional 4.0 million shares of common stock intended to offset the dilutive effect of shares issued for stock-based compensation awards granted in fiscal years prior to 2011. In total, we purchased the 4.7 million authorized shares of common stock in the third quarter of 2011 for $95 million pursuant to the Board's approval.

The Company entered into an employment agreement with our CEO (the “CEO Agreement”) on March 30, 2010, effective May 1, 2010. Inducement awards were granted based on the terms of this agreement and were issued from treasury stock subject to certain vesting and employment restrictions. The annual award grant to our CEO, excluding performance units, was granted from treasury stock.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2011 Long-Term Incentive Plan (“2011 Plan”). We also have outstanding awards under our 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan, Non-Employee Director Stock Plan and Key Employee Stock Option Plan. Tesoro had 5,938,797 shares available for future grants under our plans at December 31, 2011. Generally, when stock options are exercised or when restricted common stock is granted we issue new shares rather than issuing treasury shares. Our plans are described below.

•
The 2011 Plan permits the grant of options, stock appreciation rights, restricted common stock, restricted stock units, and incentive bonuses (which may be paid in cash, stock, or a combination thereof), any of which may be performance-based. The 2011 Plan became effective in May 2011 and no awards may be granted under the 2011 Plan on or after February 2021. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted.

•
The 2006 Plan permits the grant of options, restricted common stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006 and no awards may be granted under the 2006 Plan on or after May 2016. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. Options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant.

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

•
The Key Employee Stock Option Plan provided stock option grants to eligible employees who were not executive officers of Tesoro. The options, which become exercisable one year after grant in 25% annual increments, expire ten years after the date of grant. Our Board of Directors suspended future grants under this plan in 2003. All outstanding options were exercised during 2011 and there were no options outstanding under this plan as of December 31, 2011.

Additionally, our wholly owned subsidiary and the general partner of TLLP, Tesoro Logistics GP, LLC (“TLGP”), maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The TLLP 2011 Long-Term Incentive Plan (“TLLP Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. Awards granted during 2011 under the TLLP Plan will be settled with TLLP units. Compensation cost for these awards were not material to the consolidated financial statements for the year ended December 31, 2011.

Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	2011	2010	2009
Stock appreciation rights	$27	$26	$11
Restricted common stock	8	13	13
Phantom stock options	5	11	7
Market stock units	4	—	—
Performance units	3	1	—
Performance share awards	2	—	—
Stock options	2	6	15
Other	2	1	—
Total Stock-Based Compensation Expense	$53	$58	$46

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have aggregated expenses for certain award types as they are not considered significant. The income tax benefit recognized in the income statement for stock-based compensation was $18 million, $23 million, $17 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $29 million, $6 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the year ended December 31, 2011. We paid cash of $11 million to settle SARs exercised during 2011. We had $55 million and $39 million recorded in accrued liabilities associated with our SARs awards at December 31, 2011 and 2010, respectively.

A summary of our SAR activity for the year ended December 31, 2011, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	7,372	$22.34	4.6 years
Exercised	(1,043)	14.09
Forfeited	(292)	23.16
Outstanding at December 31, 2011	6,037	23.72	3.5 years
Vested or expected to vest at December 31, 2011	6,037	23.72	3.5 years
Exercisable at December 31, 2011	4,345	27.53	3.2 years

The expected life of SARs granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate SAR exercise and employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used to value our SARs as of December 31, 2011, 2010 and 2009 are presented below:

	2011	2010	2009
Expected life from date of grant (years)	6	6	6
Expected volatility	58%	57%	59%
Expected dividend yield	—%	—%	1.4%
Risk-free interest rate	1.2%	1.7%	3.0%

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over three years. The total fair value of restricted shares vested in 2011, 2010 and 2009 was $18 million, $7 million and $6 million, respectively. The weighted average grant date fair value per share of restricted common stock granted during 2011, 2010 and 2009 was $22.01, $12.94 and $14.13, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $11 million as of December 31, 2011. This cost is expected to be recognized over a weighted-average period of 1.4 years. The fair value of non-vested restricted common stock, as of December 31, 2011, totaled $23 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our restricted common stock activity is set forth below (shares in thousands):

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,762	$15.46
Granted	133	22.01
Vested	(761)	18.34
Forfeited	(148)	13.41
Nonvested at December 31, 2011	986	14.43

Executive Phantom Stock Options

The fair value of each phantom stock option is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant phantom stock options to our executive officers during the year ended December 31, 2011. We paid cash of $18 million to settle phantom stock options exercised during 2011. There were no liabilities recorded related to these awards as of December 31, 2011, as there were no remaining options outstanding. We had $15 million accrued in other noncurrent liabilities associated with these executive phantom stock option awards at December 31, 2010.

A summary of our executive phantom stock option activity is set forth below (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	1,487	$14.13	4.9 years
Exercised	(1,421)	14.13
Forfeited	(66)	14.13
Outstanding at December 31, 2011	—	—	—
Vested or expected to vest at December 31, 2011	—	—	—
Exercisable at December 31, 2011	—	—	—

The expected life of phantom stock options granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical employee forfeiture and termination information to estimate phantom stock option exercises in the valuation model. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used to value our phantom stock options as of December 31, 2010 and 2009, are presented below:

	2010	2009
Expected life from date of grant (years)	7	9
Expected volatility	56%	59%
Expected dividend yield	—%	1.4%
Risk-free interest rate	1.9%	3.0%

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Stock Units

We granted market stock units under the 2011 Plan in May 2011. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro's stock price changes over the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. As of December 31, 2011, the estimated weighted average payout percentage for these awards was 87%. Total unrecognized compensation cost related to non-vested market stock units totaled $10 million as of December 31, 2011, which is expected to be recognized over a weighted average period of 2.3 years. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Intrinsic Value
			(In millions)
Nonvested at January 1, 2011	—	$—	$—
Granted	435	34.23
Forfeited	(11)	34.45
Nonvested at December 31, 2011	424	34.22	9

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted average assumptions are presented below:

2011
Expected volatility	68%
Expected dividend yield	—%
Risk-free interest rate	0.95%

Performance Units

We granted performance units to certain officers and other key employees during 2010. These performance units represent the right to receive a cash payment at the end of the performance period depending on Tesoro’s achievement of pre-established performance measures and will vest at the end of a 33-month performance period. The value of the award ultimately paid will be based on our relative total shareholder return against the performance peer group and the S&P 500 index as well as the absolute total shareholder return of Tesoro’s common stock over the performance period. The performance units are settled in cash and can range from 0-200% of targeted award value. The fair value of each performance unit is estimated at the end of each reporting period using a Monte Carlo simulation model. We had $3 million and $1 million recorded in accrued liabilities associated with our performance units at December 31, 2011 and 2010, respectively. A summary of our performance unit activity is set forth below (units in thousands):

	Number of Performance Units	Fair Value per Unit at End of Period
Nonvested at January 1, 2011	4,984	$0.74
Granted	—
Forfeited	(689)
Nonvested at December 31, 2011	4,295	1.20

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility over the most recent three-year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our performance units as of December 31, 2011 and 2010, are presented below:

	2011	2010
Expected volatility	49%	50%
Expected dividend yield	—%	—%
Risk-free interest rate	0.3%	0.6%

Performance Share Awards

Performance Conditions

We granted performance condition performance share awards under the 2011 Plan in May 2011. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over a three-year period. These performance share awards vest at the end of the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group.

Market Conditions

We granted market condition performance share awards under the 2011 Plan in May 2011. The vesting percentages of these equity awards, range from 0-200%, and are tied to market conditions over a three-year performance period. These performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated using a Monte Carlo simulation model and is estimated at the end of each reporting period. The estimated fair value of these performance share awards is amortized over a three year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index.

Expected volatilities are based on the historical volatility over the most recent three year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition performance share awards as of December 31, 2011, are presented below:

2011
Expected volatility	52%
Expected dividend yield	—%
Risk-free interest rate	0.4%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $6 million as of December 31, 2011, which is expected to be recognized over a weighted average period of 2.3 years. As of December 31, 2011, the estimated weighted average payout percentage for these awards was approximately 163%. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2011	—	$—
Granted	278	31.53
Forfeited	(4)	31.90
Nonvested at December 31, 2011	274	31.53

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the fair market value of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted during 2011, 2010 and 2009 was $12.07, $7.36 and $6.45, respectively.

Our options generally become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Stock options granted in connection with the inducement awards of the CEO Agreement will vest 30% on each of the first two anniversaries of the grant date and 40% on the third anniversary of the grant date. The total intrinsic value for options exercised during 2011, 2010 and 2009 was $31 million, $7 million and $5 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $2 million as of December 31, 2011, which is expected to be recognized over a weighted-average period of 1.4 years. The income tax benefit realized from tax deductions associated with stock options exercised during 2011 totaled $12 million.

A summary of stock option activity for all plans is set forth below (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In millions)
Outstanding at January 1, 2011	7,428	$23.23	5.0 years	$31
Granted	70	22.05
Exercised	(1,644)	7.49
Forfeited or expired	(186)	22.69
Outstanding at December 31, 2011	5,668	27.80	4.8 years	24
Vested or expected to vest at December 31, 2011	5,668	27.80	4.8 years	24
Exercisable at December 31, 2011	5,170	29.08	4.4 years	20

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

	2011	2010	2009
Expected life from date of grant (years)	6	6	6
Expected volatility	58%	59%	58%
Expected dividend yield	—%	—%	2.1%
Risk-free interest rate	1.8%	2.7%	2.0%

Board of Directors Deferred Compensation Plan

Our Non-Employee Director Phantom Stock Plan was amended and restated as the Board of Directors Deferred Compensation Plan, effective May 1, 2009. Under this plan, half of a director’s annual retainer will be paid in cash or deferred (as elected) in a cash account or a stock account. The other half of a director’s annual retainer will be mandatorily deferred into the stock account for three years. The annual retainer is paid or deferred on the last business day of each calendar quarter. New directors will receive sign-on awards that will be mandatorily deferred into the stock account. The portion of the annual retainer that is deferred into the stock account will be converted into units, based on the closing market price of Tesoro’s common stock on the date of credit. The value of each stock account is a function of the changes in the market value of Tesoro’s common stock, which is payable in cash commencing at the separation of service, death, disability or in the case of elective deferrals, an in-service lump sum. Payments may be made as a total distribution or in annual installments, not to exceed ten years.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 states. We do not have significant operations in foreign countries. Therefore, revenue in foreign countries and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	2011	2010	2009
Revenues	(In millions)
Refining:
Refined products	$29,058	$19,038	$15,674
Crude oil resales and other	747	1,039	691
Retail:
Fuel (a)	5,095	3,583	3,000
Merchandise and other	224	227	235
Intersegment sales from Refining to Retail	(4,821)	(3,304)	(2,728)
Total Revenues	$30,303	$20,583	$16,872
Segment Operating Income (Loss)
Refining (b)	$1,179	$255	$55
Retail	89	97	83
Total Segment Operating Income	1,268	352	138
Corporate and unallocated costs	(188)	(212)	(195)
Operating Income (Loss) (c)	1,080	140	(57)
Interest and financing costs	(177)	(157)	(130)
Interest income	2	3	4
Foreign currency exchange gain (loss)	(2)	2	(5)
Other income (expense)	2	(13)	—
Earnings (Loss) Before Income Taxes	$905	$(25)	$(188)
Depreciation and Amortization Expense
Refining	$369	$365	$359
Retail	38	39	39
Corporate	10	18	28
Total Depreciation and Amortization Expense	$417	$422	$426
Capital Expenditures
Refining	$262	$263	$356
Retail	41	22	14
Corporate	17	2	31
Total Capital Expenditures	$320	$287	$401
______________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes, excluding credits, totaled $376 million, $330 million and $283 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)
Includes losses related to the change in scope of a capital project at our Los Angeles refinery of $51 million, $20 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. The loss on asset disposals and impairments is included in refining segment operating income. Includes goodwill write-off related to two separate reporting units for $10 million and $43 million for the years ended December 31, 2010 and 2009, respectively. Also includes $37 million and $67 million in business interruption and property damage recoveries related to the April 2, 2010 incident at our Washington refinery for the year ended December 31, 2011 and 2010, respectively.

(c)	Includes a $48 million gain for the year ended December 31, 2010, from the elimination of postretirement life insurance benefits for current and future retirees.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010	2009
Identifiable Assets:	(In millions)
Refining	$8,152	$7,303	$6,690
Retail	644	619	656
Corporate	1,096	810	724
Total Assets	$9,892	$8,732	$8,070

NOTE T - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent"), subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015, 6 1/2% senior notes due 2017, and 9 3/4% senior notes due 2019. TLLP, in which we have a 52% ownership interest, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro's subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro's outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$805	$95	$—	$900
Receivables, less allowance for doubtful accounts	1	1,189	82	—	1,272
Inventories	—	1,416	347	—	1,763
Prepayments and other	106	88	22	—	216
Total Current Assets	107	3,498	546	—	4,151
Net Property, Plant and Equipment	—	4,925	223	—	5,148
Investment in Subsidiaries	4,436	(284)	282	(4,434)	—
Long-Term Receivables from Affiliates	1,944	—	—	(1,944)	—
Other Noncurrent Assets	42	548	53	(50)	593
Total Assets	$6,529	$8,687	$1,104	$(6,428)	$9,892
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$85	$2,420	$326	$—	$2,831
Current maturities of debt	299	2	117	—	418
Total Current Liabilities	384	2,422	443	—	3,249
Long-Term Payables to Affiliates	—	1,922	22	(1,944)	—
Debt	1,264	19	50	(50)	1,283
Other Noncurrent Liabilities	1,200	177	5	—	1,382
Equity-Tesoro Corporation	3,681	4,147	274	(4,434)	3,668
Equity-Noncontrolling interest	—	—	310	—	310
Total Liabilities and Equity	$6,529	$8,687	$1,104	$(6,428)	$9,892

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$612	$36	$—	$648
Receivables, less allowance for doubtful accounts	8	719	181	—	908
Inventories	—	1,080	177	—	1,257
Prepayments and other	29	78	8	—	115
Total Current Assets	37	2,489	402	—	2,928
Net Property, Plant and Equipment	—	5,008	162	—	5,170
Investment in Subsidiaries	4,011	(147)	(5)	(3,859)	—
Long-Term Receivables from Affiliates	2,037	—	88	(2,125)	—
Other Noncurrent Assets	34	597	3	—	634
Total Assets	$6,119	$7,947	$650	$(5,984)	$8,732
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$76	$1,940	$328	$—	$2,344
Current maturities of debt	—	2	150	—	152
Total Current Liabilities	76	1,942	478	—	2,496
Long-Term Payables to Affiliates	—	2,125	—	(2,125)	—
Debt	1,823	20	—	—	1,843
Other Noncurrent Liabilities	1,005	174	(1)	—	1,178
Equity-Tesoro Corporation	3,215	3,686	173	(3,859)	3,215
Total Liabilities and Equity	$6,119	$7,947	$650	$(5,984)	$8,732

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$37,452	$3,022	$(10,171)	$30,303
Costs and expenses	10	36,434	2,950	(10,171)	29,223
OPERATING INCOME (LOSS)	(10)	1,018	72	—	1,080
Equity in earnings (loss) of subsidiaries	556	(47)	87	(596)	—
Other expense	(1)	(165)	(9)	—	(175)
EARNINGS (LOSS) BEFORE INCOME TAXES	545	806	150	(596)	905
Income tax expense (benefit) (a)	(1)	329	14	—	342
NET EARNINGS (LOSS)	546	477	136	(596)	563
Less net income attributable to noncontrolling interest	—	—	17	—	17
NET INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$546	$477	$119	$(596)	$546
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$26,108	$2,624	$(8,149)	$20,583
Costs and expenses	9	25,966	2,617	(8,149)	20,443
OPERATING INCOME (LOSS)	(9)	142	7	—	140
Equity in earnings (loss) of subsidiaries	(23)	(45)	—	68	—
Other expense	—	(164)	(1)	—	(165)
EARNINGS (LOSS) BEFORE INCOME TAXES	(32)	(67)	6	68	(25)
Income tax expense (benefit) (a)	(3)	4	3	—	4
NET EARNINGS (LOSS)	$(29)	$(71)	$3	$68	$(29)
_______________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$20,377	$2,047	$(5,552)	$16,872
Costs and expenses	7	20,428	2,046	(5,552)	16,929
OPERATING INCOME (LOSS)	(7)	(51)	1	—	(57)
Equity in earnings (loss) of subsidiaries	(135)	(53)	(3)	191	—
Other expense	—	(131)	—	—	(131)
EARNINGS (LOSS) BEFORE INCOME TAXES	(142)	(235)	(2)	191	(188)
Income tax (benefit) (a)	(2)	(46)	—	—	(48)
NET EARNINGS (LOSS)	$(140)	$(189)	$(2)	$191	$(140)
_______________

(a)	The income tax (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(7)	$765	$(69)	$—	$689
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(293)	(5)	—	(298)
Proceeds from asset sales	—	7	—	—	7
Intercompany notes, net	266	—	—	(266)	—
Net cash from (used in) investing activities	266	(286)	(5)	(266)	(291)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	—	—	312	—	312
Repayments under revolver	—	—	(295)	—	(295)
Repayments of debt	(328)	(1)	—	—	(329)
Proceeds from stock options exercised	12	—	—	—	12
Repurchases of common stock	(101)	—	—	—	(101)
Excess tax benefits from equity-based compensation arrangements	—	13	—	—	13
Payments of distribution to noncontrolling interest	—	—	(9)	—	(9)
Proceeds from issuance of common units-Tesoro Logistics LP	—	—	288	—	288
Distributions to General Partner	50	—	(50)	—	—
Distributions to Common unitholders	31	39	(70)	—	—
Distributions to Subordinated unitholders	99	123	(222)	—	—
Net intercompany borrowings (repayments)	—	(451)	185	266	—
Financing costs and other	(22)	(9)	(6)	—	(37)
Net cash from (used in) financing activities	(259)	(286)	133	266	(146)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	193	59	—	252
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$805	$95	$—	$900

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$4	$517	$(136)	$—	$385
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(296)	(1)	—	(297)
Proceeds from asset sales	—	2	—	—	2
Intercompany notes, net	(3)	—	—	3	—
Net cash from (used in) investing activities	(3)	(294)	(1)	3	(295)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	150	—	216
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(3)	—	—	(3)
Proceeds from stock options exercised	5	—	—	—	5
Repurchases of common stock	(2)	—	—	—	(2)
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(22)	25	(3)	—
Financing costs and other	(4)	—	(4)	—	(8)
Net cash from (used in) financing activities	(1)	(22)	171	(3)	145
INCREASE IN CASH AND CASH EQUIVALENTS	—	201	34	—	235
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$612	$36	$—	$648

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(11)	$598	$76	$—	$663
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(399)	(38)	—	(437)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	(155)	—	—	155	—
Net cash from (used in) investing activities	(155)	(398)	(38)	155	(436)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt borrowings	282	—	—	—	282
Borrowings under revolver	418	—	—	—	418
Repayments under revolver	(484)	—	—	—	(484)
Repayments of debt	—	(2)	—	—	(2)
Proceeds from stock options exercised	4	—	—	—	4
Repurchases of common stock	(2)	—	—	—	(2)
Dividend Payments	(49)	—	—	—	(49)
Excess tax benefits from stock-based compensation arrangements	—	2	—	—	2
Net intercompany borrowings (repayments)	—	191	(36)	(155)	—
Financing costs and other	(3)	—	—	—	(3)
Net cash from (used in) financing activities	166	191	(36)	(155)	166
INCREASE IN CASH AND CASH EQUIVALENTS	—	391	2	—	393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	20	—	—	20
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$411	$2	$—	$413

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total Year
	First	Second	Third	Fourth
	(In millions except per share amounts)
2011
Revenues	$6,526	$7,963	$8,101	$7,713	$30,303
Cost of sales	5,735	6,985	6,980	7,307	27,007
Operating expenses	371	372	374	378	1,495
Operating income (loss) (a)	219	419	597	(155)	1,080
Net earnings (loss) (b)	107	222	352	(118)	563
Net earnings (loss) attributable to Tesoro Corporation	107	218	345	(124)	546
Net earnings (loss) per share (c):
Basic	$0.76	$1.54	$2.42	$(0.89)	$3.86
Diluted	$0.74	$1.52	$2.39	$(0.89)	$3.81
2010
Revenues	$4,607	$5,143	$5,320	$5,513	$20,583
Cost of sales	4,247	4,492	4,647	4,865	18,251
Operating expenses	373	348	375	378	1,474
Operating income (loss) (a)	(202)	143	129	70	140
Net earnings (loss) (b)	(155)	67	56	3	(29)
Net earnings (loss) per share (c):
Basic	$(1.11)	$0.48	$0.40	$0.02	$(0.21)
Diluted	$(1.11)	$0.47	$0.39	$0.02	$(0.21)
_______________

(a)
Includes impairment charges related to the change in scope of a capital project at our Los Angeles refinery of $48 million and $20 million, for the three months ended June 30, 2011 and March 31, 2010, respectively. Also includes a $48 million gain for the three months ended June 30, 2010, from the elimination of postretirement life insurance benefits for current and future retirees.

(b)
Includes $37 million and $67 million in insurance recoveries related to the April 2, 2010 incident at our Washington refinery for the three months ended June 30, 2011 and December 31, 2010, respectively.

(c)	The sum of four quarters may not equal annual results due to rounding or quarterly number of shares outstanding.

NOTE V - SUBSEQUENT EVENTS

We announced in January 2012 that we intend to sell our Hawaii operations as part of a previously announced strategy to focus on the Mid-Continent and West Coast markets. The assets for sale include the Kapolei refinery, 32 retail stations and the associated logistical assets.

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

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we conclude that as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

We have audited Tesoro Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item will be contained in the Company’s 2012 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.
You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in the Company’s 2012 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2011, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Plan Category
Equity compensation plans approved by security holders (a)	6,912,624	$28.20	5,938,797
Equity compensation plans not approved by security holders (d)	151,513	13.09	—
Total	7,064,137	27.80	5,938,797
_______________________________________

(a)
The amounts in column (a) of this table include 5,516,824 options to purchase common stock, 548,000 performance share awards, and 847,800 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market share awards. Payout at target levels would result in 6,214,724 securities to be issued and 6,636,697 securities remaining available for future issuance under equity compensation plans.

(b)
Includes only the exercise price for options to purchase common stock. No value is included in column (b) of the table for performance share awards or market stock units since they do not have an exercise, or "strike," price.

(c)	For illustrative purposes, a maximum payout (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance share award and market stock unit grants.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item will be contained in the Company’s 2012 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in the Company’s 2012 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in the Company’s 2012 Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
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
#2.10
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

3.3
Certificate of Amendment, dated as of February 9, 1994, to Restated Certificate of Incorporation of the Company amending Article IV, Article V, Article VII and Article VIII (incorporated by reference herein to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1993, File No. 1-3473).

3.4
Certificate of Amendment, dated as of August 3, 1998, to Certificate of Incorporation of the Company, amending Article IV, increasing the number of authorized shares of Common Stock from 50 million to 100 million (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-3473).

3.5
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

3.7
Amended and Restated Bylaws of Tesoro Corporation effective January 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011, File No. 1-3473).

3.8
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

4.1
Form of Indenture relating to the 6 1/4% Senior Notes due 2012, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.2
Form of Indenture relating to the 6 5/8% Senior Notes due 2015, dated as of November 16, 2005, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 17, 2005, File No. 1-3473).

4.3
Form of Indenture relating to the 6 1/2% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).

4.4
Form of Indenture relating to the 9 3/4% Senior Notes due 2019, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).

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

10.2
Uncommitted Letter of Credit Facility Agreement dated as of October 11, 2010 among Tesoro Panama Company, S.A. as Borrower, BNP Paribas (Suisse) SA, as administrative agent and arranger, and the lenders party thereto, as amended (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 17, 2011, File No. 1-3473).

10.3
Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

10.4
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto. (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.5
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

10.8
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

#10.9
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No.1-3473).

*‡10.10	First Amendment to Master Terminalling Services Agreement, dated as of December 1, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC.

‡10.11
Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, File No. 1-3473).

†10.12	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.13
Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.14
Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.15	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.16	Tesoro Corporation 2011 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.17
First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011 (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-3473).

*†10.18	Description of 2012 Long-Term Incentive Plan.

†10.19
Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.20
Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.21
Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.22
2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.23	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.24	Tesoro Corporation 2012 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.25	Tesoro Corporation 2012 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.26
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.27
Tesoro Corporation Performance Share Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February, 7 2012, File No. 1-3473).

†10.28
Tesoro Corporation Market Stock Unit Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.29
Tesoro Corporation Market Stock Unit Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.30
Separation and Waiver of Liability Agreement between Tesoro Corporation and William J. Finnerty dated March 18, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2010, File No. 1-3473).

†10.31
Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

†10.32
Employment Agreement between the Company and Charles S. Parrish dated as of May 7, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 8, 2009, File No. 1-3473).

†10.33
Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).

†10.34
Amended and Restated Management Stability Agreement between the Company and G. Scott Spendlove dated December 31, 2008 (incorporated by reference herein to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 File No. 1-3473).

†10.35
Copy of the Company’s Non-Employee Director Retirement Plan dated December 8, 1994 (incorporated by reference herein to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.36
Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.37	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

†10.38
Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

†10.39
Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).

†10.40
Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.41
Board of Directors Deferred Phantom Stock Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.42	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.43
Tesoro Corporation Executive Severance and Change in Control Plan effective January 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.44
Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.45
Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

†10.46
Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 1-3473).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.

**	Submitted electronically herewith.

†	Compensatory plan or arrangement.

‡	Confidential status has been requested for certain provisions hereof pursuant to a Confidential Treatment Request. Such provisions have been filed with the Securities and Exchange Commission.

#
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities Exchange Commission. Such portions have been omitted and filed separately with the Securities Exchange Commission.

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
Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Tesoro Corporation, 19100 Ridgewood Pkwy, San Antonio, Texas, 78259-1828

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2012
Gregory J. Goff

/s/ G. SCOTT SPENDLOVE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012
G. Scott Spendlove

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller (Principal Accounting Officer)	February 21, 2012
Arlen O. Glenewinkel, Jr.

/s/ STEVEN H. GRAPSTEIN	Chairman of the Board of Directors	February 21, 2012
Steven H. Grapstein

/s/ RODNEY F. CHASE	Director	February 21, 2012
Rodney F. Chase

/s/ ROBERT W. GOLDMAN	Director	February 21, 2012
Robert W. Goldman

Director
David Lilley

/s/ J.W. NOKES	Director	February 21, 2012
J.W. Nokes

/s/ SUSAN TOMASKY	Director	February 21, 2012
Susan Tomasky

/s/ MICHAEL E. WILEY	Director	February 21, 2012
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 21, 2012
Patrick Y. Yang