Form 10-Q
period 2012-03-31
TESORO CORP /NEW/
filed 2012-05-03
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

There were 140,333,989 shares of the registrant's Common Stock outstanding at April 27, 2012.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$710	$900
Receivables, less allowance for doubtful accounts	1,364	1,272
Inventories	1,715	1,763
Prepayments and other	225	216
Total Current Assets	4,014	4,151
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	7,180	7,055
Less accumulated depreciation and amortization	(1,968)	(1,907)
Net Property, Plant and Equipment	5,212	5,148
OTHER NONCURRENT ASSETS
Acquired intangibles, net	223	226
Other, net	459	367
Total Other Noncurrent Assets	682	593
Total Assets	$9,908	$9,892

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,313	$2,305
Accrued liabilities	471	526
Current maturities of debt	391	418
Total Current Liabilities	3,175	3,249
DEFERRED INCOME TAXES	837	815
OTHER NONCURRENT LIABILITIES	564	567
DEBT	1,283	1,283
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY
TESORO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 151,682,254 shares issued (150,733,991 in 2011)	25	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,025	1,000
Retained earnings	3,000	2,944
Treasury stock, 11,160,098 common shares (10,769,510 in 2011), at cost	(236)	(226)
Accumulated other comprehensive loss	(75)	(75)
Total Tesoro Corporation Stockholders' Equity	3,739	3,668
NONCONTROLLING INTEREST	310	310
Total Equity	4,049	3,978
Total Liabilities and Equity	$9,908	$9,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions except per share amounts)
REVENUES (a)	$7,820	$6,526

COSTS AND EXPENSES:
Cost of sales (a)	7,168	5,735
Operating expenses	347	371
Selling, general and administrative expenses	62	95
Depreciation and amortization expense	103	103
Loss on asset disposals and impairments	6	3
OPERATING INCOME	134	219
Interest, financing and other costs	(36)	(42)
Interest income and other	1	—
EARNINGS BEFORE INCOME TAXES	99	177
Income tax expense	37	70
NET EARNINGS	62	107
Less net income attributable to noncontrolling interest	6	—
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$56	$107
NET EARNINGS PER SHARE:
Basic	$0.40	$0.76
Diluted	$0.39	$0.74
WEIGHTED AVERAGE COMMON SHARES:
Basic	139.5	141.6
Diluted	141.8	144.0
COMPREHENSIVE INCOME
Total comprehensive income	$62	$107
Less noncontrolling interest in comprehensive income	6	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$56	$107

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$99	$91
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$62	$107
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	103	103
Amortization of debt issuance costs and discounts	3	6
Loss on asset disposals and impairments	6	3
Stock-based compensation expense	21	48
Deferred income taxes	24	60
Excess tax benefits from stock-based compensation arrangements	(3)	(4)
Other changes in non-current assets and liabilities	(133)	(9)
Changes in current assets and current liabilities:
Receivables	(92)	(323)
Inventories	51	(210)
Prepayments and other	(10)	(54)
Accounts payable and accrued liabilities	(47)	484
Net cash from (used in) operating activities	(15)	211
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(111)	(48)
Acquisitions	(37)	—
Net cash used in investing activities	(148)	(48)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	85	60
Repayments on revolving credit agreements	(112)	(130)
Proceeds from stock options exercised	14	4
Distributions to noncontrolling interest	(6)	—
Purchases of common stock	(10)	(3)
Excess tax benefits from stock-based compensation arrangements	3	4
Financing costs and other	(1)	(22)
Net cash used in financing activities	(27)	(87)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190)	76
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	900	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$710	$724
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(2)	$(2)
Income taxes paid, net	$—	$1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$36	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

As used in this report, the terms “Tesoro,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”) and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries.

The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The consolidated balance sheet at December 31, 2011, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated in order to conform to the current year presentation.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP's primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 97% of TLLP's total revenues for the three months ended March 31, 2012. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP's operations. However, in the event that TLLP incurs a loss, our operating results will reflect TLLP's loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. These provisions are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance effective January 1, 2013 will not have a material impact on our financial position, but may result in additional disclosures.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB issued an ASU in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the application of existing fair value measurements and disclosure requirements, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this guidance effective January 1, 2012, did not have a material impact on our consolidated financial statements.

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP, is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Prior to April 1, 2012, its assets consisted of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah. Effective April 1, 2012, Tesoro contributed to TLLP the Martinez Crude Oil Marine Terminal and associated pipelines as discussed in Note O.

As of March 31, 2012, we owned a 52% interest in TLLP, including the 2% general partner interest. We are TLLP's primary beneficiary and therefore we consolidate TLLP into our financial results. Our interest includes 304,890 common units, 15,254,890 subordinated units and 622,649 general partner units as of March 31, 2012. All intercompany transactions with TLLP are eliminated in our consolidated balances.
TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. We do not provide financial or equity support through any liquidity arrangements and/or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under various long-term, fee-based commercial agreements expiring 2016 through 2021. Each agreement contains minimum volume commitments with the exception of the Salt Lake City storage and transportation services agreement. Each agreement, with the exception of the trucking transportation agreement, has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms. The fees under the trucking transportation agreement are adjusted annually as a result of a competitive bidding process, and the agreement will renew automatically for one five-year term unless earlier terminated by us or TLLP.

In addition we entered into an omnibus agreement which, among other things, addresses the payment of an annual fee to us, initially in the amount of $2.5 million, for the provision of various general and administrative services. Under the operational services agreement with TLLP, TLLP reimburses us for the provision of certain operational services in support of their pipelines, terminals and storage facility.

Effective March 30, 2012, TLLP amended its senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions. TLLP is an excluded subsidiary under our Revolving Credit Facility. For additional information regarding our credit facilities and the TLLP Revolving Credit Facility amendment, see Note G.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP is a consolidated variable interest entity. With the exception of affiliate balances, which are eliminated in consolidation, and their impact on equity, the TLLP condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	March 31, 2012	December 31, 2011
	(In millions)
ASSETS
Cash and cash equivalents	$21	$18
Receivables, less allowance for doubtful accounts
Trade	1	1
Affiliate	8	11
Other Current Assets	—	1
Net Property, Plant and Equipment	137	136
Other Noncurrent Assets	2	3
Total Assets	$169	$170
LIABILITIES AND EQUITY
Accounts payable
Trade	$4	$6
Affiliate	3	3
Deferred revenue - affiliate	2	1
Accrued liabilities	—	1
Debt	50	50
Equity	110	109
Total Liabilities and Equity	$169	$170

NOTE C – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options, unvested restricted stock, restricted stock units, market stock units and performance share awards outstanding during the period. Additionally, for the diluted earnings per share computation, net earnings attributable to Tesoro Corporation is reduced, where applicable, for the decrease in earnings from Tesoro's limited partner unit ownership in TLLP that would have resulted assuming the incremental units related to TLLP's equity incentive plans had been issued during the respective periods.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Basic:
Net earnings attributable to Tesoro Corporation stockholders	$56	$107
Weighted average common shares outstanding	139.5	141.6
Basic Earnings Per Share	$0.40	$0.76
Diluted:
Net earnings attributable to Tesoro Corporation stockholders	$56	$107
Weighted average common shares outstanding	139.5	141.6
Common stock equivalents	2.3	2.4
Total diluted shares	141.8	144.0
Diluted Earnings Per Share	$0.39	$0.74

Potentially dilutive common stock equivalents were excluded from the calculation of diluted earnings per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Stock options (a)	3.0	3.2
________________

(a)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	March 31, 2012	December 31, 2011
Domestic crude oil and refined products	$1,283	$1,273
Foreign subsidiary crude oil	288	346
Materials and supplies	88	87
Oxygenates and by-products	41	43
Merchandise	15	14
Total Inventories	$1,715	$1,763

We use the last-in, first-out (“LIFO”) cost method as the primary method to determine the cost of crude oil held by our U.S. subsidiaries (“Domestic crude oil”) and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries (“Foreign subsidiary crude oil”), oxygenates, and by-products using the first-in, first-out (“FIFO”) cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $2.2 billion and $1.7 billion at March 31, 2012 and December 31, 2011, respectively.

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

Our derivative instruments consist primarily of exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at March 31, 2012 or December 31, 2011.

Our RINs obligation represents a liability for the purchase of RINs to satisfy our obligation to blend biofuels into the products we produce.  A RIN is assigned to each gallon of biofuel produced or imported into the U.S. as required by the U.S. Environmental Protection Agency's (“EPA's”) Renewable Fuel Standard, which was implemented in accordance with the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA's quota.  To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy our obligation.  Our RINs obligation is based on our RINs deficiency and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

Financial instruments recognized at their fair values in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of March 31, 2012
Assets:
Commodity Futures Contracts	$174	$7	$—	$(153)	$28
Commodity OTC Swap Contracts	—	1	—	(1)	—
Total Assets	$174	$8	$—	$(154)	$28

Liabilities:
Commodity Futures Contracts	$168	$3	$—	$(171)	$—
Commodity OTC Swap Contracts	—	3	—	(1)	2
RINs Obligation	—	7	—	—	7
Total Liabilities	$168	$13	$—	$(172)	$9

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2011
Assets:
Commodity Futures Contracts	$86	$9	$—	$(61)	$34
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$86	$16	$—	$(63)	$39

Liabilities:
Commodity Futures Contracts	$130	$6	$—	$(136)	$—
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	3	—	—	3
Total Liabilities	$130	$13	$—	$(138)	$5
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2012 and December 31, 2011, cash collateral amounts of $18 million and $75 million, respectively are being netted with mark-to-market derivative assets.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

The physical inventory associated with the futures contracts included in the above table and selected for fair value hedge accounting treatment is adjusted to fair value at the end of the period. At December 31, 2011, the fair value adjustment related to the physical inventory was approximately $4 million. There were no fair value adjustments to the physical inventory at March 31, 2012.

We believe the carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our debt is based on prices from recent trade activity and is categorized in Level 2 of the fair value hierarchy. Both the carrying value and fair value of our debt at March 31, 2012, were approximately $1.7 billion. The carrying value and fair value of our debt at December 31, 2011, were approximately $1.7 billion and $1.8 billion, respectively.

There were no material nonfinancial assets or liabilities that were measured at fair value during the three months ended March 31, 2012.

NOTE F - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from the Company's refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Futures Contracts, OTC Swap Contracts and Forward Contracts, all generally with maturity dates of less than two years. We believe that there is minimal credit risk with respect to our counterparties.

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

The primary derivative instruments that we use have the following characteristics. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At March 31, 2012, we had no cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of March 31, 2012 and December 31, 2011. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with or received from brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Mark-to-Market Derivatives (a):
Commodity Futures Contracts	Other Current Assets	$181	$95	$171	$136
Commodity OTC Swap Contracts	Receivables	1	1	—	—
Commodity OTC Swap Contracts	Accounts Payable	—	2	3	3
Commodity Forward Contracts	Receivables	—	4	—	—
Commodity Forward Contracts	Accounts Payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		182	102	174	140
Less: Counterparty Netting and Cash Collateral (b)		(154)	(63)	(172)	(138)
Total Net Fair Value of Derivatives		$28	$39	$2	$2
________________

(a)	The above fair values are presented as gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of March 31, 2012 and December 31, 2011, cash collateral amounts of $18 million and $75 million, respectively are being netted with mark-to-market commodity future contracts.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three months ended March 31, 2012 and 2011, were as follows (in millions):

	Three Months Ended
	March 31,
Mark-to-Market Derivatives:	2012	2011
Commodity Futures Contracts	$(12)	$(56)
Commodity OTC Swap Contracts	(6)	(1)
Commodity Forward Contracts	(3)	7
Foreign Currency Forward Contracts	1	1
Total Mark-to-Market Derivatives	$(20)	$(49)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended
	March 31,
Income Statement Location:	2012	2011
Revenues	$(10)	$(16)
Cost of sales	(11)	(34)
Interest, financing and other costs	1	1
Total Loss on Mark-to-Market Derivatives	$(20)	$(49)

Losses on our derivatives designated for hedge accounting during the three months ended March 31, 2012, were as follows (in millions).

Derivatives Designated for Hedge Accounting:	Amount of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Hedged Item	Amount of Loss Recognized in Income on Ineffective Portion of Derivative (b)
Three months ended March 31, 2012
Commodity Futures Contracts (a)	$—	$—	$—
Three months ended March 31, 2011
Commodity Futures Contracts (a)	$(1)	$—	$(1)
________________

(a)	Losses recognized in income on the derivative and the hedged item are included in cost of sales in the statements of consolidated operations.

(b)
For fair value hedges, no component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Open Long (Short) Positions

All of our open positions are scheduled to mature within two years. As of March 31, 2012, we had an open forward contract to purchase CAD $44 million that matured on April 25, 2012. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of March 31, 2012 (volumes in thousands of barrels):

Derivatives Designated for Hedge Accounting		Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes	Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Swaps		Swaps
2012	—	2012	1,021
2013	—	2013	—
Futures		Futures
2012	—	2012	(3,734)
2013	—	2013	(50)
Forwards		Forwards
2012	—	2012	—

NOTE G – DEBT

Our total debt at March 31, 2012 and December 31, 2011, was comprised of the following (in millions):

Debt, including current maturities:	March 31, 2012	December 31, 2011
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility	90	117
TLLP Revolving Credit Facility	50	50
6¼% Senior Notes Due 2012	299	299
6 5/8% Senior Notes Due 2015	450	450
6½% Senior Notes Due 2017	473	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 million)	291	291
Capital Lease Obligations and Other	21	21
Total Debt	$1,674	$1,701

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facilities Overview

Our credit facilities as of March 31, 2012, were subject to the following expenses and fees.

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (a)	0.24%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (a)	0.24%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($300 million) (a)	0.24%	2.50%	3.25%	1.50%	0.50%
________________

(a)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility and the TPSA Revolving Credit Facility incur fees at the Eurodollar margin rate and the base rate margin, respectively.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding Tesoro Logistics GP (“TLGP”) and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility. For additional information regarding TLLP, see Note B.

At March 31, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.5 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $107 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. As of March 31, 2012, we had no borrowings and $1.03 billion in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $819 million or 44% of the eligible borrowing base.

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

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of March 31, 2012, our four separate uncommitted letter of credit agreements had $445 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TPSA Revolving Credit Facility

TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement in October 2011. TPSA is an unrestricted subsidiary under Tesoro's outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit.

The maximum capacity of these facilities as of March 31, 2012, was $500 million, consisting of $350 million under the first facility and $150 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At March 31, 2012, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $90 million in borrowings outstanding under this agreement and letters of credit outstanding of $38 million at March 31, 2012.

TLLP Revolving Credit Facility

TLLP amended the TLLP Revolving Credit Facility effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement which allowed an aggregate capacity of $300 million. TLLP had $50 million in borrowings outstanding under this facility at March 31, 2012.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP's assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	March 31, 2012	December 31, 2011
Refining	$6,247	$6,161
Retail	717	679
Corporate	216	215
Property, plant and equipment, at cost	7,180	7,055
Accumulated depreciation	(1,968)	(1,907)
Net property, plant and equipment	$5,212	$5,148

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million for both the three months ended March 31, 2012 and 2011, and is recorded as a reduction to interest and financing costs.

NOTE I – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, during the three months ended March 31, 2012, we voluntarily contributed $12 million to improve the funded status of the plan.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of pension benefit expense and other postretirement benefit expense included in the condensed statements of consolidated operations for the three months ended March 31, 2012 and 2011, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$7	$7	$1	$1
Interest cost	7	7	1	1
Expected return on plan assets	(6)	(5)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Recognized net actuarial loss	6	5	3	3
Recognized curtailment loss	—	2	—	—
Net Periodic Benefit Expense (Income)	$14	$16	$(4)	$(4)

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At both March 31, 2012 and December 31, 2011, our accruals for environmental expenditures totaled $93 million. These accruals include $55 million for both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $46 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. We have filed business interruption insurance claims and collected $87 million in business interruption insurance recoveries in 2010 and 2011. As of March 31, 2012, certain business interruption claims remain open.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in three remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we have established an accrual for this matter and believe that the outcome will not have a material impact our financial position, results of operations or liquidity.

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

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
NOTE K - STOCKHOLDERS' EQUITY

See Note L for information relating to stock-based compensation and common stock reserved for exercise of options. Changes to equity during the three months ended March 31, 2012, are presented below:

	Tesoro Corporation Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$3,668	$310	$3,978
Net earnings	56	6	62
Shares issued for equity-based compensation awards	15	—	15
Excess tax benefits from stock-based compensation arrangements	3	—	3
Amortization of equity settled awards	7	—	7
Purchases of common stock	(10)	—	(10)
Distributions to noncontrolling interest	—	(6)	(6)
Balance at March 31, 2012	$3,739	$310	$4,049

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We issued 0.9 million and 1.6 million shares primarily for stock option exercises under our equity-based compensation plans during the three months ended March 31, 2012 and twelve months ended December 31, 2011, respectively.

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We entered into a program to purchase approximately 1 million shares during 2012 to offset the impact of 2012 stock-based compensation awards grants.  We purchased 321,000 shares of common stock at a weighted average price of $28.22 per share for approximately $9 million during the three months ended March 31, 2012, for this program.

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

NOTE L - STOCK-BASED COMPENSATION

Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Stock appreciation rights	$12	$35
Phantom stock options	—	11
Market stock units	3	—
Performance share awards	2	—
Other stock-based awards	4	2
Total Stock-Based Compensation Expense	$21	$48

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $8 million and a $18 million benefit for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $10 million for both the three months ended March 31, 2012 and 2011.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the three months ended March 31, 2012. We paid cash of $9 million to settle approximately 629,000 SARs that were exercised during the three months ended March 31, 2012. We had $58 million and $55 million recorded in accrued liabilities associated with our SARs awards at March 31, 2012 and December 31, 2011, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

We granted market stock units under the 2011 Long-Term Incentive Plan (“2011 Plan”) in February 2012. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro's stock price changes over the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. As of March 31, 2012, the estimated weighted average payout percentage for these awards was 115%. Total unrecognized compensation cost related to non-vested market stock units totaled $28 million as of March 31, 2012, which is expected to be recognized over a weighted average period of 2.6 years.

A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Intrinsic Value
			(In millions)
Nonvested at January 1, 2012	424	$34.22	$9
Granted	665	$33.93
Forfeited	(11)	$34.29
Nonvested at March 31, 2012	1,078	$34.04	$33

Performance Share Awards

Performance Conditions

We granted performance condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over a three-year period. These performance share awards vest at the end of the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group.

Market Conditions

We granted market condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to market conditions over a three-year performance period. These performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated using a Monte Carlo simulation model and is estimated at the end of each reporting period. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized compensation cost related to all non-vested performance share awards totaled $16 million as of March 31, 2012, which is expected to be recognized over a weighted average period of 2.5 years. As of March 31, 2012, the estimated weighted average payout percentage for these awards was approximately 103%. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2012	274	$31.53
Granted	380	$30.98
Forfeited	(3)	$31.90
Nonvested at March 31, 2012	651	$31.20

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 31,
	2012	2011
Revenues	(In millions)
Refining:
Refined products	$7,562	$6,270
Crude oil resales and other	156	155
Retail:
Fuel (a)	1,306	1,115
Merchandise and other	55	52
Intersegment sales from Refining to Retail	(1,259)	(1,066)
Total Revenues	$7,820	$6,526
Segment Operating Income (Loss)
Refining	$191	$303
Retail	(4)	2
Total Segment Operating Income	187	305
Corporate and unallocated costs	(53)	(86)
Operating Income	134	219
Interest, financing and other costs	(36)	(42)
Interest income and other	1	—
Earnings Before Income Taxes	$99	$177
Depreciation and Amortization Expense
Refining	$91	$91
Retail	10	9
Corporate	2	3
Total Depreciation and Amortization Expense	$103	$103
Capital Expenditures
Refining	$91	$38
Retail	8	3
Corporate	3	1
Total Capital Expenditures	$102	$42
______________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes, excluding credits, totaled $99 million and $91 million for the three months ended March 31, 2012 and 2011.

	March 31,	December 31,
	2012	2011
Identifiable Assets:
Refining	$8,236	$8,152
Retail	703	644
Corporate	969	1,096
Total Assets	$9,908	$9,892

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE N - ACQUISITION

Retail Acquisition

In January 2012, we acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We assumed the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. retained certain pre-closing liabilities, including environmental matters. We have spent approximately $4 million to replace the dispensers at these stations. This acquisition added ratable and profitable supply outlets for our refined products, further strengthening our refining and marketing integration.

Pro forma information has not been presented for the acquisition as it is not material to our consolidated financial statements.

NOTE O - SUBSEQUENT EVENTS

Contribution of Martinez Crude Oil Marine Terminal

Effective April 1, 2012, we entered into a transaction (the “Contribution”) through TLGP to contribute the Martinez Crude Oil Marine Terminal and associated assets (the “Terminal”) in Martinez, California to TLLP. The Contribution was made in exchange for consideration from TLLP of $75 million, comprised of $67.5 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of equity with a combined fair value of $7.5 million. The equity issued is comprised of 206,362 common units, representing an approximate 1% limited partner interest in TLLP, and 4,212 general partner units. The assets included in the Contribution include a single-berth dock, which has an estimated throughput capacity of approximately 145 thousand barrels per day (“Mbpd”), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal.

In connection with the Contribution, we entered into a 10-year use and throughput agreement under which the pipelines and tanks at the Terminal will be dedicated and used exclusively for the throughput and storage of our crude oil and refined products. Under the agreement, we are obligated to transport an average of at least 65 Mbpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. The fees under the agreement are indexed for inflation and the agreement gives us the option to renew for two five-year terms.

We also amended and restated the omnibus agreement (“Amended Omnibus Agreement”) in connection with the Contribution of the Terminal. Additional contributions from the Company and its affiliates to TLLP, including the assets in the Contribution, are governed by the Amended Omnibus Agreement. The fee payable to us for the provision of various general and administrative services under the Amended Omnibus Agreement did not change.

NOTE P - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% senior notes due 2012, 6 5/8% senior notes due 2015, 6 1/2% senior notes due 2017, and 9 3/4% senior notes due 2019. TLLP, in which we have a 52% ownership interest, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro's subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro's outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$661	$49	$—	$710
Receivables, less allowance for doubtful accounts	1	1,315	48	—	1,364
Inventories	—	1,427	288	—	1,715
Prepayments and other	118	86	21	—	225
Total Current Assets	119	3,489	406	—	4,014
Net Property, Plant and Equipment	—	4,991	221	—	5,212
Investment in Subsidiaries	4,492	(299)	313	(4,506)	—
Long-Term Receivables from Affiliates	2,000	—	—	(2,000)	—
Other Noncurrent Assets	40	640	52	(50)	682
Total Assets	$6,651	$8,821	$992	$(6,556)	$9,908
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$115	$2,468	$201	$—	$2,784
Current maturities of debt	299	2	90	—	391
Total Current Liabilities	414	2,470	291	—	3,175
Long-Term Payables to Affiliates	—	1,961	39	(2,000)	—
Debt	1,264	19	50	(50)	1,283
Other Noncurrent Liabilities	1,221	177	3	—	1,401
Equity-Tesoro Corporation	3,752	4,194	299	(4,506)	3,739
Equity-Noncontrolling interest	—	—	310	—	310
Total Liabilities and Equity	$6,651	$8,821	$992	$(6,556)	$9,908

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,633	$596	$(2,409)	$7,820
Costs and expenses	2	9,506	587	(2,409)	7,686
OPERATING INCOME (LOSS)	(2)	127	9	—	134
Equity in earnings (loss) of subsidiaries	59	(13)	31	(77)	—
Other expense	(1)	(32)	(2)	—	(35)
EARNINGS (LOSS) BEFORE INCOME TAXES	56	82	38	(77)	99
Income tax expense (a)	—	35	2	—	37
NET EARNINGS (LOSS)	56	47	36	(77)	62
Less net income attributable to noncontrolling interest	—	—	6	—	6
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION STOCKHOLDERS	$56	$47	$30	$(77)	$56

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$56	$47	$36	$(77)	$62
Less noncontrolling interest in comprehensive income	—	—	6	—	6
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$56	$47	$30	$(77)	$56
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended March 31, 2011
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$8,241	$688	$(2,403)	$6,526
Costs and expenses	4	8,023	683	(2,403)	6,307
OPERATING INCOME (LOSS)	(4)	218	5	—	219
Equity in earnings (loss) of subsidiaries	109	(12)	—	(97)	—
Other expense	—	(40)	(2)	—	(42)
EARNINGS (LOSS) BEFORE INCOME TAXES	105	166	3	(97)	177
Income tax expense (benefit) (a)	(2)	71	1	—	70
NET EARNINGS (LOSS)	$107	$95	$2	$(97)	$107

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$107	$95	$2	$(97)	$107
TOTAL COMPREHENSIVE INCOME (LOSS)	$107	$95	$2	$(97)	$107
_______________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$13	$(12)	$(16)	$—	$(15)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(107)	(4)	—	(111)
Acquisitions	—	(37)	—	—	(37)
Intercompany notes, net	(20)	—	—	20	—
Net cash from (used in) investing activities	(20)	(144)	(4)	20	(148)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	85	—	85
Repayments on revolving credit agreements	—	—	(112)	—	(112)
Proceeds from stock options exercised	14	—	—	—	14
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Distributions to noncontrolling interest	—	—	(6)	—	(6)
Purchases of common stock	(10)	—	—	—	(10)
Net intercompany borrowings (repayments)	—	6	14	(20)	—
Distributions to Subordinated unitholders	3	3	(6)	—	—
Financing costs and other	—	—	(1)	—	(1)
Net cash from (used in) financing activities	7	12	(26)	(20)	(27)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(144)	(46)	—	(190)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$661	$49	$—	$710

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$5	$422	$(216)	$—	$211
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(48)	—	—	(48)
Intercompany notes, net	16	—	—	(16)	—
Net cash from (used in) investing activities	16	(48)	—	(16)	(48)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	60	—	60
Repayments on revolving credit agreements	—	—	(130)	—	(130)
Proceeds from stock options exercised	4	—	—	—	4
Purchases of common stock	(3)	—	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	4	—	—	4
Net intercompany borrowings (repayments)	—	(291)	275	16	—
Financing costs and other	(22)	—	—	—	(22)
Net cash from (used in) financing activities	(21)	(287)	205	16	(87)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	87	(11)	—	76
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$699	$25	$—	$724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 49 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity; and

•	capture value-driven growth through a focus on our logistics assets and growing our marketing business.

Our goals were focused on these strategic priorities and we accomplished the following in the first quarter of 2012:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth
Decreased manufacturing costs per barrel by approximately 5% compared to the first quarter of 2011	●
Leveraged our logistics operations to strategically source advantaged crude and provide market optionality for the sale of refined products		●
Completed planned turnaround activity at our Martinez refinery and made significant progress on our large capital refinery projects	●			●
Began to purchase shares of common stock to offset the dilutive effects of new stock-based compensation awards granted in 2012			●
Amended the TLLP Revolving Credit Facility and increased the capacity up to $300 million to support logistics growth			●	●
Strengthened refining and marketing integration with the successful acquisition of 49 retail stations during the first quarter				●

Tesoro Logistics LP
As part of our business strategy, we formed Tesoro Logistics LP (“TLLP”) to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of March 31, 2012, TLLP's assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area, eight refined products terminals in the western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah. We held an approximate 52% interest in TLLP, including the interest of the general partner, as of March 31, 2012.
Effective April 1, 2012, we contributed the Martinez Crude Oil Marine Terminal to TLLP for total consideration of $75 million, consisting of $67.5 million of cash and $7.5 million of TLLP equity. The terminal consists of a single-berth dock, five crude oil storage tanks with a combined storage capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party marine vessels for delivery to our Martinez refinery and a third-party terminal. Total throughput capacity for the terminal is estimated to be approximately 145,000 barrels per day (“Mbpd”).

TLLP amended its senior secured revolving credit agreement ("TLLP Revolving Credit Facility") effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement which allowed an aggregate capacity of $300 million. On April 2, 2012, TLLP borrowed and distributed to us $67.5 million from the TLLP Revolving Credit Facility, for the contribution of the Martinez Crude Oil Marine Terminal discussed above. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. For additional information regarding our credit facilities, see “Capital Resources and Liquidity.”

Labor Negotiations

The collective bargaining agreements for hourly represented employees located at six of our seven refineries expired in 2012.  We have been engaged in negotiations with the United Steelworkers (“USW”) local representatives at our Anacortes, Washington; Kapolei, Hawaii; Mandan, North Dakota; Martinez, California; Los Angeles, California and Salt Lake City, Utah refineries.  Negotiations resulted in ratification of the three-year contracts at our Kapolei, Hawaii and Salt Lake City, Utah refineries.  We are continuing negotiations with hourly represented employees at our Anacortes, Washington; Mandan, North Dakota; Martinez, California and Los Angeles, California refineries. We have offered contract terms, consistent with the terms of the national pattern agreement already accepted by the refining industry and the international USW at three locations covering approximately 800 employees.  We believe that our offers at these refineries are fair, competitive and consistent with other national agreements accepted by the USW.  Negotiations with the USW local representatives at our Los Angeles, California refinery are at an earlier stage of the process since the agreement, which covers approximately 250 employees, expired on April 30, 2012.

We continue to bargain in good faith at all remaining locations and work toward ratification of these agreements; however, there is no assurance an agreement will be reached without a strike, work stoppage or other labor action at any of these locations.   In the event of a work stoppage, we plan to safely operate our refineries at Anacortes, Washington; Mandan, North Dakota and Los Angeles, California.  We initially plan to operate our Martinez, California refinery as a product terminal, allowing us to meet customer commitments while we begin training to return the refinery to production.   Any prolonged strike, work stoppage or other labor action at any of these locations could have an adverse effect on our financial condition or results of operations.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

West Coast Average Key Commodity Prices and Differentials
(Dollars per barrel)

Crude Oil and Product Price Analysis

Persistent moderate to high unemployment in the U.S. and high retail gasoline prices continue to suppress demand. Global concerns, including the on-going European debt crisis and heightened tensions in the Middle East contributed to market volatility during the first quarter of 2012. The nationwide unemployment rate fell by 0.3% over the course of the first quarter of 2012. In California, a key market area for Tesoro, the state's unemployment rate was 11.0% at the end of the quarter, down from 11.9% in the 2011 first quarter.

Global product demand growth continues to be driven largely by emerging markets as Asia and Latin America continue to show stronger growth than developed countries. This strong growth rate combined with refinery reliability issues in those emerging markets, primarily in Latin America, have provided an export opportunity for U.S. light products, particularly diesel exports. Exports to these markets continue to provide an outlet for U.S. refining capacity, which has supported margins during this time.

During the first quarter of 2012, seasonal declines in demand were offset by lower refinery production due to refinery turnarounds and downtime. Average U.S. West Coast benchmark diesel fuel margins remained relatively flat compared to the fourth quarter of 2011. Increased diesel exports to foreign countries have driven refiners to shift production capacity to capture these opportunities. The resulting increase in inventories, coupled with seasonally low domestic demand kept diesel fuel margins in line with the fourth quarter of 2011. However, U.S. West Coast benchmark gasoline margins more than doubled to almost $14 per barrel compared to $6 per barrel in the fourth quarter of 2011. West Coast refiners also benefited from lower prices for heavy California crude oils relative to the fourth quarter of 2011, as discounts relative to Brent crude oil ("Brent") increased to about $8 per barrel.

Mid-Continent Average Key Commodity Prices and Differentials
(Dollars per barrel)

The price differential between Mid-Continent crudes and waterborne crudes rebounded during the first quarter of 2012, contributing to strong refining margins in the Mid-Continent region. The West Texas Intermediate (“WTI”) to Brent differential widened to nearly $19 per barrel at the end of the first quarter of 2012, compared to only $8 per barrel at the end of December 2011. During the first quarter of 2012, we began to base the pricing of a portion of our waterborne crude oil purchases off of Brent. Also contributing to strong refining margins in the Mid-Continent and Pacific Northwest regions, were advantaged price differentials for Bakken and Canadian crudes in the first quarter of 2012. The Bakken to WTI differential widened to $12 per barrel at the end of the first quarter, compared to $3 per barrel at the end of December 2011. Our North Dakota refinery currently runs 100% Bakken crude oil. The Canadian Light Sweet to WTI differential widened to $11 per barrel at the end of the first quarter, compared to $4 per barrel at the end of December 2011. Our Washington refinery runs a significant amount of Canadian Light Sweet crude oil.

Outlook

Volatility in commodity prices, disruptions to supply chains and general uncertainty has impacted businesses across the globe, slowing the recovery in both mature and emerging markets. It is to be expected that commodity price volatility will continue to remain high. In the outlook for 2012, demand for oil is expected to weaken slightly because of slower economic growth in developed countries, offset by increased energy needs of developing countries, as well as the restocking of inventories in anticipation of summer driving months. Although political turmoil has eased in the Middle East and North Africa, there remains the possibility that oil supplies from one or more countries could be disrupted as mounting tensions with Iran could yield a sharp increase in prices.

In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the federal Clean Air Act;

•	various regulations of greenhouse gas emissions from stationary and mobile sources by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Federal Clean Air Act and California statute;

•	potential enactment of federal climate change legislation; and

•	possible promulgation of national regulations relative to gasoline composition and ozone standards under the federal Clean Air Act.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

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

Summary

Our net earnings were $56 million ($0.39 per diluted share) for the three months ended March 31, 2012 (“2012 Quarter”), compared with net earnings of $107 million ($0.74 per diluted share) for the three months ended March 31, 2011 (“2011 Quarter”). The decrease in net earnings of $0.35 per diluted share during the 2012 Quarter was primarily due to the following:

•	lower throughputs and gross refining margins in the California region as a result of a major planned turnaround at our Martinez refinery; and

•	lower industry margins in California as a result of increased crude oil prices relative to refined product prices.

The decrease in net earnings during the 2012 Quarter relative to the 2011 Quarter was partially offset by the following:

•	strong gross refining margins in the Mid-Continent and Pacific Northwest regions driven by feedstock advantages from local crude discounts and increased throughputs;

•	higher throughputs in the Mid-Continent and Pacific Northwest regions; and

•
a $30 million decrease in incentive and stock-based compensation expense, primarily resulting from less significant increases in Tesoro stock prices during the 2012 Quarter as compared to the 2011 Quarter.

Refining Segment

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$7,562	$6,270
Crude oil resales and other (b)	156	155
Total Revenues	$7,718	$6,425
Throughput (thousand barrels per day)
Heavy crude (c)	142	186
Light crude	358	338
Other feedstocks	29	37
Total Throughput	529	561
% Heavy Crude Oil of Total Refining Throughput (c)	27%	33%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	253	289
Jet fuel	83	79
Diesel fuel	105	126
Heavy oils, residual products, internally produced fuel and other	114	100
Total Yield	555	594
Gross refining margin ($/throughput barrel) (d)	$12.15	$14.33
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$4.97	$5.22
________________

(a)	Refined products sales includes intersegment sales to our retail segment at prices, which approximate market of $1.3 billion and $1.1 billion for the three months ended March 31, 2012 and 2011.

(b)
Crude oil resales and other includes third-party revenues earned by TLLP. Consolidated revenues for the refining segment include $1 million from TLLP for the three months ended March 31, 2012, and $1 million from TLLP's predecessor for the three months ended March 31, 2011. Amounts recorded for TLLP are included in our regional refining operating data.

(c)
We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less. The decrease in heavy crude oil throughput and heavy crude oil as a percentage of total refining throughput during the three months ended March 31, 2012, was primarily a result of the turnaround at the Martinez refinery which runs a high proportion of heavy crude oil.

(d)
Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Refining Segment

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$585	$724
Expenses
Manufacturing costs	239	264
Other operating expenses	52	56
Selling, general and administrative expenses	9	8
Depreciation and amortization expense (f)	91	91
Loss on asset disposals and impairments	3	2
Segment Operating Income	$191	$303
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	342	325
Jet fuel	94	86
Diesel fuel	131	130
Heavy oils, residual products and other	90	74
Total Refined Product Sales	657	615
Refined Product Sales Margin ($/barrel) (g)
Average sales price	$127.11	$113.33
Average costs of sales	117.75	99.98
Refined Product Sales Margin	$9.36	$13.35
_______________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in a decrease of $1 million and increase of $5 million for the three months ended March 31, 2012 and 2011, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)	Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.80 and $1.72 for the three months ended March 31, 2012 and 2011.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions except per barrel amounts)
California (Martinez and Los Angeles)
Refining throughput (thousand barrels per day) (h)	189	248
Gross refining margin	$138	$372
Gross refining margin ($/throughput barrel) (d)	$7.98	$16.66
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$7.34	$6.68
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day)	155	135
Gross refining margin	$183	$163
Gross refining margin ($/throughput barrel) (d)	$12.96	$13.39
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.83	$4.08
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day)	67	69
Gross refining margin	$13	$(19)
Gross refining margin ($/throughput barrel) (d)	$2.07	$(3.05)
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.51	$4.69
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)	118	109
Gross refining margin	$252	$203
Gross refining margin ($/throughput barrel) (d)	$23.51	$20.77
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.47	$3.65
____________________

(h)	We experienced reduced throughput due to a scheduled turnaround at our Martinez refinery during the 2012 first quarter.

Three Months Ended March 31, 2012, Compared with Three Months Ended March 31, 2011

Overview. Operating income for our refining segment decreased by $112 million, or 37%, to $191 million during the 2012 Quarter as compared to the 2011 Quarter. The decrease is primarily due to lower industry margins, lower refinery throughput rates and negative yield impacts as a result of major planned turnaround activity at our Martinez refinery during the 2012 Quarter.

Gross Refining Margins. Our gross refining margin per barrel decreased by $2.18 per barrel, or 15%, to $12.15 per barrel in the 2012 Quarter as compared to the 2011 Quarter, in line with lower industry margins. Industry distillate margins on the U.S. West Coast decreased approximately 13% as a result of seasonally high inventory early in the 2012 Quarter and lower diesel demand driven by lower West Coast port container traffic. Industry gasoline margins on the U.S. West Coast declined approximately 3% during the 2012 Quarter as compared to the 2011 Quarter as a result of lower demand due to high unemployment and rising retail street prices driven by increased crude costs. In the California region, gross refining margin per barrel was negatively affected by lower light product yields impact as a result of the planned turnaround at our Martinez refinery.

Partially offsetting lower industry margin product yields were advantaged crude costs relative to industry benchmarks and benefits from ethanol blending during the quarter. Mid-Continent crude oil logistic constraints continued to elevate the price spread between crude oil priced off WTI as compared to crude oil priced off waterborne crude oil benchmarks, such as Brent, during the 2012 Quarter. This situation has decreased the relative crude oil costs for our Mid-Continent refineries, which increased refining margin per barrel 13% in this region. The increase in gross refining margin per barrel positively impacted total Mid-Continent gross refining margins by $49 million during the 2012 Quarter as compared to the 2011 Quarter.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Losses associated with our commodity derivative instruments are included in gross refining margin. Our losses totaled $21 million and $51 million during the 2012 and 2011 Quarter, respectively, due to price movements of crude oil and refined products.

Refining Throughput. Total refining throughput decreased 32 Mbpd, or 6%, to 529 Mbpd during the 2012 Quarter as compared to the 2011 Quarter. The decrease was primarily the result of our Martinez refinery operating at reduced rates during the 2012 Quarter due to a major scheduled turnaround.

Refined Products Sales. Revenues from sales of refined products increased $1.3 billion, or 21% to $7.6 billion in the 2012 Quarter as compared to the 2011 Quarter, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $13.78 per barrel, or 12%, to $127.11 per barrel in the 2012 Quarter as compared to the 2011 Quarter, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 42 Mbpd, or 7%, to 657 Mbpd in the 2012 Quarter as compared to the 2011 Quarter. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline.

Costs of Sales and Expenses. Our average costs of sales increased by $17.77 per barrel, or 18%, to $117.75 per barrel during the 2012 Quarter as compared to the 2011 Quarter, reflecting higher crude oil prices impacted by global market events discussed in “Business Strategy and Overview.” Manufacturing and other operating expenses decreased by $29 million, to $291 million in the 2012 Quarter as compared to the 2011 Quarter reflecting lower energy and natural gas costs during the 2012 Quarter as compared to the 2011 Quarter.

Retail Segment

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,306	$1,115
Merchandise and other	55	52
Total Revenues	$1,361	$1,167
Fuel Sales (millions of gallons)	379	355
Fuel Margin ($/gallon) (a)	$0.12	$0.14
Merchandise Margin	$12	$12
Merchandise Margin (percent of revenues)	25%	26%
Average Number of Stations (during the period)
Company-operated	413	380
Branded jobber/dealer	794	719
Total Average Retail Stations (b)	1,207	1,099
Segment Operating Income (Loss)
Gross Margins
Fuel (a)	$47	$49
Merchandise and other non-fuel	19	18
Total Gross Margins	66	67
Expenses
Operating expenses	54	51
Selling, general and administrative expenses	4	4
Depreciation and amortization expense	10	9
Loss on asset disposals and impairments	2	1
Segment Operating Income (Loss)	$(4)	$2
_________

(a)
Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel and fuel margin per gallon include the effect of intersegment purchases from the refining segment at prices which approximate market.

(b)	Reflects the acquisition of 49 stations from SUPERVALU, Inc. during the first quarter of 2012.

Three Months Ended March 31, 2012, Compared with Three Months Ended March 31, 2011

Operating Income. Operating income for our retail segment decreased $6 million to a $4 million operating loss during the 2012 Quarter as compared to the 2011 Quarter. Total gross margin decreased $1 million, or 1%, to $66 million during the 2012 Quarter as compared to the 2011 Quarter. Retail fuel margin per gallon decreased 14% to $0.12 per gallon during the 2012 Quarter causing fuel gross margins to decrease $2 million from the 2011 Quarter. During the 2012 Quarter, rising wholesale fuel costs outpaced increases in retail street prices, which negatively impacted operating income and retail margins. This was partially offset by a 24 million gallon, or 7%, increase in fuel sales volumes during the 2012 Quarter as compared to the 2011 Quarter reflecting additional volumes as a result of the higher average station count due to our recent acquisition in the 2012 Quarter. Merchandise and other non-fuel gross margin remained flat between the 2011 and 2012 Quarters as our recently acquired stations do not have significant merchandise sales.

Fuel sales revenues increased $191 million, or 17%, to $1.3 billion in the 2012 Quarter as compared to $1.1 billion in the 2011 Quarter, reflecting significantly higher average sales prices and increased fuel sales volumes as a result of the higher average station count during the 2012 Quarter. Costs of sales increased from the 2011 Quarter due to higher prices for purchased fuel. Our other expenses remained relatively consistent as compared to the 2011 Quarter.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $33 million, or 35% to $62 million in the 2012 Quarter from $95 million in the 2011 Quarter. The decrease was primarily attributable to lower stock-based compensation expense recorded for our stock appreciation rights, which decreased by $23 million. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased only 15% during the 2012 Quarter, as compared to a 45% increase during the 2011 Quarter. Additionally, expense related to our phantom stock options decreased by $11 million, as there were no phantom stock options outstanding and no associated expense in the 2012 Quarter, compared to $11 million of expense incurred for these awards during the 2011 Quarter.

Interest, Financing and Other Costs. Interest, financing and other costs decreased $6 million, or 14%, to $36 million in the 2012 Quarter from $42 million during the 2011 Quarter. The decrease reflects lower interest expense resulting from the overall reduction in debt outstanding in the 2012 Quarter due to the early redemption of our Junior Subordinated Notes during the second quarter of 2011 and the repurchase of a portion of our 6 1/4% Notes and 6 1/2% Notes during the third quarter of 2011.

Income Tax Provision. Our income tax expense totaled $37 million in the 2012 Quarter versus $70 million in the 2011 Quarter. The combined federal and state effective income tax rate was 37% and 40% during the 2012 Quarter and the 2011 Quarter, respectively. The decline in the effective tax rate was primarily due to the inclusion of non-taxable earnings, attributable to noncontrolling interests, in the calculation of the 2012 effective tax rate.

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

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2012 with $710 million of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility, $90 million in borrowings under the Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility, and $50 million in borrowings under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We remain focused on strengthening our balance sheet, and anticipate retiring the remaining $299 million of 6 1/4% Senior Notes in 2012. We had borrowing ability under our committed credit agreements as follows (in millions):

	Total Capacity	Amount Borrowed as of March 31, 2012	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$1,031	$819
TPSA Revolving Credit Facility	500	90	38	372
TLLP Revolving Credit Facility	300	50	—	250
Letter of Credit Facilities	796	—	445	351
Total credit agreements	$3,446	$140	$1,514	$1,792
_______________
(a)Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement's total capacity.

Our credit facilities as of March 31, 2012, were subject to the following expenses and fees.

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (b)	0.24%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (b)	0.24%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($300 million) (b)	0.24%	2.50%	3.25%	1.50%	0.50%
_______________

(b)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility and the TPSA Revolving Credit Facility incur fees at the Eurodollar margin rate and the base rate margin, respectively.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

At March 31, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.5 billion, consisting of Tesoro's eligible cash and cash equivalents, receivables and petroleum inventories (based upon a West Texas Intermediate crude oil price of $107 per barrel), net of the standard reserve as defined, or the Revolving Credit Facility's total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. As of March 31, 2012, we had unused credit availability of approximately 44% of the eligible borrowing base.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro's active domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility.

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the three months ended March 31, 2012.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not (a) refinance or pay in full, the Company's 6 1/4% notes due November 2012 on or prior to the stated maturity date, or (b) refinance or pay in full, the Company's 6 5/8% notes due November 2015 on or prior to the stated maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of March 31, 2012, our four separate uncommitted letter of credit agreements had $445 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the petroleum inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis, and can be terminated by either party, at any time.

TPSA Revolving Credit Facility

As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. In October 2011, TPSA amended and restated its 364-day uncommitted, secured revolving credit agreement. TPSA is an unrestricted subsidiary under our outstanding indentures. The TPSA Revolving Credit Facility is non-recourse to Tesoro and is guaranteed by TPSA's assets. The TPSA Revolving Credit Facility includes two uncommitted facilities, which provide for revolving borrowings, swing line loans and daylight overdraft loans and letters of credit. The TPSA Revolving Credit Facility is scheduled to mature in October 2012.

The maximum capacity of these facilities as of March 31, 2012, was $500 million, consisting of $350 million under the first facility and $150 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At March 31, 2012, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base consisting of TPSA eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $90 million in borrowings outstanding under this agreement and letters of credit outstanding of $38 million at March 31, 2012. During the 2012 Quarter, we reduced our borrowings under this facility by $27 million.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA's financial results that, among other things, limit TPSA's ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined), and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of and for the three months ended March 31, 2012.

TLLP Revolving Credit Facility

TLLP amended the TLLP Revolving Credit Facility effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement which allowed an aggregate capacity of $300 million. TLLP had $50 million in borrowings outstanding under this facility at March 31, 2012. On April 2, 2012, TLLP borrowed $68 million on the TLLP Revolving Credit Facility and distributed $67.5 million to us, for the contribution of the Martinez Crude Oil Marine Terminal discussed above in "Business Strategy and Overview."

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. Borrowings available under the TLLP Revolving Credit Facility are up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of March 31, 2012.

Capitalization

Our capital structure at March 31, 2012, was comprised of the following (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	90
TLLP Revolving Credit Facility	50
6¼% Senior Notes Due 2012	299
6 5/8% Senior Notes Due 2015	450
6½% Senior Notes Due 2017	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 million)	291
Capital lease obligations and other	21
Total Debt	1,674
Stockholders' Equity	4,049
Total Capitalization	$5,723

At March 31, 2012, our debt to capitalization ratio had decreased to 29% compared to 30% at year-end 2011, reflecting earnings during the first three months of 2012, and a $27 million reduction in outstanding borrowings due to repayments on the TPSA Revolving Credit Facility.

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations.

Anti-dilutive Share Buy-Back Program

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We entered into a program to purchase approximately 1 million shares during 2012 to offset the impact of 2012 stock-based compensation awards grants.  We purchased 321,000 shares of common stock at a weighted average price of $28.22 per share for approximately $9 million during the three months ended March 31, 2012, for this program.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From (Used in):
Operating activities	$(15)	$211
Investing activities	(148)	(48)
Financing activities	(27)	(87)
Increase (Decrease) in Cash and Cash Equivalents	$(190)	$76

Net cash used in operating activities during the 2012 Quarter totaled $15 million, as compared to net cash from operating activities of $211 million in the 2011 Quarter. The significant decrease in net cash from operating activities of $226 million was primarily due to lower cash earnings and an increase in turnaround spending attributable to the turnaround during the 2012 Quarter at our Martinez refinery. Net cash used in investing activities increased $100 million to $148 million in the 2012 Quarter as compared to $48 million in the 2011 Quarter due to increased capital expenditures and the acquisition of 49 retail stations during the 2012 Quarter. Net cash used in financing activities during the 2012 Quarter totaled $27 million as compared to $87 million in the 2011 Quarter. In the 2012 Quarter and 2011 Quarter we reduced our borrowings under the TPSA Revolving Credit Facility by $27 million and $70 million, respectively. The decrease in payments under the TPSA Revolving Credit Facility along with higher financing costs related to our revolving credit facilities in the 2011 Quarter resulted in a decrease of net cash used in financing activities of $60 million.

Working capital (excluding cash) increased $127 million in the quarter ending March 31, 2012, primarily related to significant increases in crude oil and product prices, which impact inventory values, related payables and trade receivables. Additionally, refining feedstock inventory barrels increased by approximately 6% from December 31, 2011, in preparation for seasonally high demand periods during the summer months. The increase in working capital (excluding cash) was also driven by net repayments of $27 million of short-term borrowings on the TPSA Revolving Credit Facility.

Capital Expenditures

The projected cost estimates for the capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. The amounts exclude estimates for capitalized interest and labor costs, however, actual spending amounts below include capitalized interest and labor costs. Our 2012 expected capital spending is $670 million, which includes the following significant projects:

Los Angeles Refinery. We intend to replace the vacuum distillation unit at our Los Angeles refinery. The capital investment for the unit upgrade is expected to be approximately $40 million, of which, approximately $7 million was spent in the first quarter of 2012. The project is currently scheduled to be completed in the fourth quarter of 2012.

Martinez Refinery. We intend to make capital improvements to our Avon marine wharf facility. The upgraded facility will allow us to maintain our ability to move products from our refinery, thus supporting higher utilization of our refining assets. The project cost is approximately $125 million. The project is expected to be completed in 2015.

North Dakota Refinery. We expect to complete a capital project to expand the crude oil throughput capacity of the Mandan, North Dakota refinery from 58 Mbpd to 68 Mbpd in the second quarter of 2012. The current expected capital investment for the expansion, is expected to be approximately $35 million, of which $6 million was spent in the first quarter of 2012. The expansion will allow the refinery to process additional crude from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains System. We also intend to spend approximately $35 million to expand the diesel desulfurization unit from 17 Mbpd to 22 Mbpd. We expect to complete the project in the third quarter of 2013.

Washington Refinery. We have planned capital expenditures for an unloading facility at the Washington refinery to accommodate a unit train. This facility will allow the supply of crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. We expect to offer the unit train unloading facility to TLLP. The construction of the facility is expected to be completed by the end of September 2012. We expect to spend approximately $65 million on this project, of which $7 million was spent in the first quarter of 2012.

Utah Refinery. We intend to make capital improvements to our Salt Lake City, Utah refinery. The conversion project is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The estimated capital expenditure is approximately $180 million, of which $3 million was spent during the first quarter of 2012. The conversion project is expected to be completed in two stages in 2013 and 2014.

Retail. We expect to spend approximately $30 million to rebrand retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates, which are expected to be phased in during 2012 and 2014. We expect to spend $23 million related to the rebranding of approximately 175 of these stations in 2012.

We completed the acquisition of 49 retail stations in the first quarter of 2012. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We have spent approximately $4 million to replace the dispensers at these stations and expect to spend approximately $5 million to rebrand the stations, of which $3 million was spent through March 31, 2012.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We expect to spend approximately $10 million through the second quarter of 2012 at our Alaska, Hawaii and Utah refineries to comply with the regulations, including $6 million spent in the first quarter of 2012. The project at our Utah refinery was completed at the end of the first quarter of 2012. Our California refineries do not require capital spending to meet the benzene reduction standards.

Capital spending during the 2012 Quarter was $102 million. Our 2012 Quarter and 2012 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of 2012 Quarter Capital Spending	Percent of 2012 Expected Capital Spending
Project Category
Regulatory	21%	15%
Sustaining	21%	25%
Income Improvement	58%	60%

Refinery Turnaround Spending

We spent $126 million for refinery turnarounds and catalysts during the 2012 Quarter, primarily at our Martinez refinery. During the remainder of 2012, we expect to spend approximately $175 million, primarily at our Alaska, Hawaii and Los Angeles refineries. Refining throughput and yields will be affected by scheduled turnarounds at our Alaska and Hawaii refineries during the second quarter of 2012.

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

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board has appealed the decision. On April 23, 2012 the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. The LCFS became effective in January 2010 and would have required a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. Final regulations for all other aspects of AB 32, including cap-and-trade requirements, are being developed by the California Air Resources Board. These regulations should take effect in 2012 and are to be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

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

At both March 31, 2012 and December 31, 2011, our accruals for environmental expenditures totaled $93 million. These accruals include $55 million for both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $46 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We have filed business interruption insurance claims related to this incident. We collected $87 million in business interruption insurance recoveries in 2010 and 2011, that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. As of March 31, 2012, certain business interruption claims remain open.

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

In October 2011, MF Global Holding Ltd. (“MF Global”), a broker-dealer we used for derivatives transactions, announced filing under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy court for the Southern District of New York. We ceased doing business with MF Global and liquidated all accounts during 2011. However, as of March 31, 2012, we had cash collateral remaining with them of approximately $24 million. We cannot currently estimate the amount or timing of the resolution of this matter.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was signed into law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute were approved by the Commodity Futures Trading Commission on October 19, 2011, and are expected to be effective in mid-2012, subject to potential legal challenge. Although we cannot predict the ultimate impact of these rules, and currently believe that the outcome will not have a material impact our liquidity or financial position, the final rules may result in increased hedging costs and cash collateral requirements, which could have a material impact on our interim or annual results of operations.

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

We are a defendant, along with other manufacturing, supply and marketing defendants, in three remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of this matter, we have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

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

Many of these factors, as well as other factors, are described in our filings with the Securities and Exchange Commission (“SEC”).
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We have a risk committee whose responsibilities include reviewing a quarterly assessment of risks to the corporation and presenting a quarterly risk update to executive management for consideration.

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

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 571 thousand barrels per day (“Mbpd”), would change annualized pre-tax operating income by approximately $208 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 31 million barrels at both March 31, 2012 and December 31, 2011. The average cost of our refinery feedstocks and refined products at March 31, 2012, was approximately $52 per barrel on a last-in, first-out (“LIFO”) basis, compared to market prices of approximately $129 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve exchange-traded futures and over-the-counter swaps, and physical commodity forward purchase and sale contracts, generally with durations of less than two years. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our Tesoro Panama Company S.A. (“TPSA”) inventory, we elected not to designate derivative instruments as fair value hedges during the three months ended March 31, 2012 and 2011. We use fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during the 2012 and 2011 first quarters included a net loss of $21 million and $51 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	Three Months Ended
	March 31,
	2012		2011
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	4	$38	5	$11
Realized loss on settled derivative positions	91	(107)	103	(18)
Unrealized gain (loss) on open net short derivative positions	3	48	8	(44)
Net Loss		$(21)		$(51)
_______
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at March 31, 2012, will expire at various times primarily during 2012 and 2013. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 3 million barrels at March 31, 2012, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $3 million.

Tesoro Panama Company S.A.

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 1.9 million barrels in net open derivative positions at March 31, 2012, entered into to manage exposure to commodity price risks associated with TPSA.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into forward contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a $1 million gain related to these transactions for the both the three months ended March 31, 2012 and 2011. As of March 31, 2012, we had a forward contract to purchase CAD $44 million that matured on April 25, 2012. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities which could result in lower or higher accretion expense over time.  The fair value of our debt was estimated primarily using quoted market prices.  Both the carrying value and fair value of our debt at March 31, 2012, were approximately $1.7 billion. The carrying value and fair value of our debt at December 31, 2011, were approximately $1.7 billion and $1.8 billion, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk, however we continue monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (“the Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and communicated to management, as appropriate.

During the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material adverse impact on our consolidated financial position, results of operations or liquidity. The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2011.

In March 2012, we received an offer from the U.S. Environmental Protection Agency (“EPA”) to settle alleged violations of the Renewable Fuel Standards (“RFS2”) for $321,000. The allegations relate to our use of renewal identification numbers (“RINs”) that EPA has alleged were fraudulently generated by third parties. We acquired the RINs from third parties to meet our 2010 renewable volumetric obligations to comply with the standard. We believe we have defenses to the allegations and are continuing to pursue a resolution of this matter with the EPA.

We are a defendant, along with other manufacturing, supply and marketing defendants, in three remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of this matter, we have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

The names of the courts in which the remaining proceedings are pending and the date instituted are as follows:

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

During the first quarter of 2012 we agreed to settle a NOV received from the California State Water Quality Control Board in November 2011, alleging violations of the California Health and Safety Code as a result of a release of naphtha from a tank at our Los Angeles refinery. To settle this matter we have agreed to pay $441,000 pending negotiation of the terms of the settlement agreement.

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10‑K, other than the changes noted below:

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse effect on our business, financial condition and results of operations. For example:

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard which would require a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in January 2012, the California Air Resources Board has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal and we cannot predict the outcome of the pending appeal.

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
The collective bargaining agreements for our approximately 1,350 hourly represented employees expired in 2012. We have been engaged in negotiations with United Steelworkers (“USW”) local representatives, which resulted in ratification of the agreements covering approximately 270 employees at our Kapolei, Hawaii and Salt Lake City, Utah refineries. We are continuing negotiations with USW local representatives for hourly represented employees at our Anacortes, Washington; Mandan, North Dakota; Martinez, California and Los Angeles, California refineries and there is no assurance an agreement will be reached without a strike, work stoppage or other labor action at any of these locations. Any prolonged strike, work stoppage or other labor action at any of these locations could have an adverse effect on our financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended March 31, 2012.

Period	Total Number of Shares Purchased*	Average Price Paid per Share
January 2012	—	$—
February 2012	152,631	$28.10
March 2012	237,957	$28.38
Total	390,588
__________

*
During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We entered into a program to purchase approximately 1 million shares during 2012 to offset the impact of 2012 stock-based compensation awards grants.  We purchased 321,000 shares of common stock for approximately $9 million during the three months ended March 31, 2012, for this program. The remaining shares were acquired from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees.

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

*10.2
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

10.3
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.4
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.5
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

*10.6	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________

*	Filed herewith.

**	Submitted electronically herewith.

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

TESORO CORPORATION

Date:	May 3, 2012	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2012	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

*10.2
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

10.3
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.4
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.5
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

*10.6	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.

**	Submitted electronically herewith.
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