Form 10-Q
period 2012-06-30
TESORO CORP /NEW/
filed 2012-08-02
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

There were 139,795,520 shares of the registrant's Common Stock outstanding at July 30, 2012.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,322	$900
Receivables, less allowance for doubtful accounts	1,162	1,272
Inventories	1,781	1,763
Prepayments and other current assets	148	216
Total Current Assets	4,413	4,151
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	7,319	7,055
Less accumulated depreciation and amortization	(2,031)	(1,907)
Net Property, Plant and Equipment	5,288	5,148
OTHER NONCURRENT ASSETS
Acquired intangibles, net	220	226
Other, net	487	367
Total Other Noncurrent Assets	707	593
Total Assets	$10,408	$9,892

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,191	$2,305
Accrued liabilities	577	526
Current maturities of debt	352	418
Total Current Liabilities	3,120	3,249
DEFERRED INCOME TAXES	955	815
OTHER NONCURRENT LIABILITIES	560	567
DEBT	1,350	1,283
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY
TESORO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 151,701,485 shares issued (150,733,991 in 2011)	25	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,031	1,000
Retained earnings	3,387	2,944
Treasury stock, 11,906,780 common shares (10,769,510 in 2011), at cost	(256)	(226)
Accumulated other comprehensive loss	(75)	(75)
Total Tesoro Corporation Stockholders' Equity	4,112	3,668
NONCONTROLLING INTEREST	311	310
Total Equity	4,423	3,978
Total Liabilities and Equity	$10,408	$9,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions except per share amounts)
REVENUES (a)	$8,105	$7,963	$15,925	$14,489

COSTS AND EXPENSES:
Cost of sales (a)	6,885	6,985	14,053	12,720
Operating expenses	377	372	724	743
Selling, general and administrative expenses	47	27	109	122
Depreciation and amortization expense	109	106	212	209
Loss on asset disposals and impairments	6	54	12	57
OPERATING INCOME	681	419	815	638
Interest and financing costs	(34)	(60)	(70)	(103)
Other expense, net	(18)	—	(17)	—
Foreign currency exchange loss	(1)	(2)	(1)	(1)
EARNINGS BEFORE INCOME TAXES	628	357	727	534
Income tax expense	235	135	272	205
NET EARNINGS	393	222	455	329
Less net income attributable to noncontrolling interest	6	4	12	4
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$387	$218	$443	$325
NET EARNINGS PER SHARE:
Basic	$2.77	$1.54	$3.18	$2.29
Diluted	$2.75	$1.52	$3.14	$2.26
WEIGHTED AVERAGE COMMON SHARES:
Basic	139.6	142.6	139.5	142.1
Diluted	140.5	144.4	141.2	144.2
COMPREHENSIVE INCOME
Total comprehensive income	$393	$222	$455	$329
Less noncontrolling interest in comprehensive income	6	4	12	4
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$387	$218	$443	$325

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$112	$92	$211	$183
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$455	$329
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	212	209
Amortization of debt issuance costs and discounts	6	10
Loss on asset disposals and impairments	12	57
Stock-based compensation expense	21	35
Write-off of unamortized debt issue costs and discounts	—	13
Deferred income taxes	146	156
Excess tax benefits from stock-based compensation arrangements	(4)	(7)
Other changes in noncurrent assets and liabilities	(205)	(50)
Changes in current assets and current liabilities:
Receivables	110	(469)
Inventories	(13)	(597)
Prepayments and other	55	(75)
Accounts payable and accrued liabilities	(71)	478
Net cash from operating activities	724	89
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(243)	(112)
Proceeds from asset sales	3	1
Acquisitions	(38)	—
Net cash used in investing activities	(278)	(111)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	185	115
Repayments on revolving credit agreements	(184)	(160)
Repayments of debt	(1)	(244)
Proceeds from stock options exercised	14	7
Proceeds from issuance of common units -Tesoro Logistics LP	—	288
Distributions to noncontrolling interest	(11)	—
Purchases of common stock	(31)	(7)
Excess tax benefits from stock-based compensation arrangements	4	7
Financing costs and other	—	(25)
Net cash used in financing activities	(24)	(19)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	900	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,322	$607
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$50	$62
Income taxes paid, net	$1	$61
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$52	$16

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

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 98% of TLLP’s total revenues for the three and six months ended June 30, 2012, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event that TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in July 2012 related to testing indefinite-lived intangible assets for impairment. This ASU provides the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company can choose to assess qualitative factors first on none, some or all of its indefinite-lived intangible assets. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. Our indefinite-lived intangible assets are immaterial to our condensed consolidated financial statements. The adoption of this standard will not have a material impact on our condensed consolidated financial statements.

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. These provisions are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not have a material impact on our financial position, but may result in additional disclosures.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB issued an ASU in May 2011 related to fair value measurements and disclosures to achieve common fair value measurements and additional consistency of disclosures between U.S. GAAP and International Financial Reporting Standards. This standard includes amendments that clarify the application of existing fair value measurements and disclosure requirements, while other amendments change a principle or requirement for fair value measurements or disclosures. Some of the changes include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within level 3 of the fair value hierarchy. In addition, this standard requires additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The adoption of this guidance, effective January 1, 2012, did not have a material impact on our condensed consolidated financial statements.

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Its assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, one crude oil marine terminal in California, and a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Effective April 1, 2012, Tesoro entered into a transaction (the “Martinez Terminal Sale”) to sell to TLLP the Martinez Crude Oil Marine Terminal (the “Martinez Terminal”) and associated pipelines for $75 million, comprised of $67.5 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of equity with a combined fair value of $7.5 million. The equity issued is comprised of 206,362 common units, representing an approximate 1% limited partner interest in TLLP, and 4,212 general partner units. The Martinez Terminal consists of a single-berth dock, which has an estimated throughput capacity of approximately 145 thousand barrels per day (“Mbpd”), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal.

As of June 30, 2012, we owned a 52% interest in TLLP, including the 2% general partner interest. We are TLLP’s primary beneficiary; therefore we consolidate TLLP into our financial results. Our interest includes 511,252 common units, 15,254,890 subordinated units and 626,861 general partner units as of June 30, 2012. All intercompany transactions with TLLP are eliminated in our consolidated balances.
TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. We do not provide financial or equity support through any liquidity arrangements and/or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under various long-term, fee-based commercial agreements expiring 2016 through 2022, including a 10- year use and throughput agreement that was entered into in connection with the Martinez Terminal Sale. Under this agreement, we are obligated to transport an average of at least 65 Mbpd of crude oil per month at a throughput and tankage fee of $0.55 per barrel. Each of the agreements with TLLP contain minimum volume commitments with the exception of the Salt Lake City storage and transportation services agreement. Each agreement, with the exception of the trucking transportation agreement, has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms. The fees under the trucking transportation agreement are adjusted annually as a result of a competitive bidding process, and the agreement will renew automatically for one five-year term unless earlier terminated by us or TLLP.

In April 2011, we entered into an omnibus agreement, which among other things, addresses the payment of an annual fee to us, initially in the amount of $2.5 million, for the provision of various general and administrative services provided to TLLP. We amended and restated the omnibus agreement (“Amended Omnibus Agreement”) in connection with the Martinez Terminal Sale. Under the Amended Omnibus Agreement, TLLP reimburses us for the provision of certain operational services in support of their pipelines, terminals and storage facility. Additional sales of assets from the Company and its affiliates to TLLP, including the assets in the Martinez Terminal Sale, are governed by the Amended Omnibus Agreement. The fee payable to us for the provision of various general and administrative services under the Amended Omnibus Agreement did not change.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective March 30, 2012, TLLP amended its senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) with a syndicate of banks and financial institutions. TLLP is an excluded subsidiary under our Revolving Credit Facility. For additional information regarding our credit facilities and the TLLP Revolving Credit Facility amendment, see Note G.

TLLP is a consolidated variable interest entity. With the exception of affiliate balances, which are eliminated in consolidation, and their impact on equity, the TLLP condensed combined consolidated balance sheets as of June 30, 2012 and December 31, 2011, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	June 30, 2012	December 31, 2011 (a)
	(In millions)
ASSETS
Cash and cash equivalents	$21	$18
Receivables, less allowance for doubtful accounts
Trade	1	1
Affiliate	9	11
Prepayments and other current assets	1	1
Net Property, Plant and Equipment	181	174
Other Noncurrent Assets	2	3
Total Assets	$215	$208
LIABILITIES AND EQUITY
Accounts payable
Trade	$8	$6
Affiliate	3	3
Deferred revenue - affiliate	2	2
Accrued liabilities	1	2
Other noncurrent liabilities	—	3
Debt	118	50
Equity	83	142
Total Liabilities and Equity	$215	$208
________________

(a)	Adjusted to include the historical results of the Martinez Terminal.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options, non-vested restricted stock, restricted stock units, market stock units and performance share awards outstanding during the period.

Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic:
Net earnings attributable to Tesoro Corporation stockholders	$387	$218	$443	$325
Weighted average common shares outstanding	139.6	142.6	139.5	142.1
Basic Earnings Per Share	$2.77	$1.54	$3.18	$2.29
Diluted:
Net earnings attributable to Tesoro Corporation stockholders	$387	$218	$443	$325
Weighted average common shares outstanding	139.6	142.6	139.5	142.1
Common stock equivalents	0.9	1.8	1.7	2.1
Total diluted shares	140.5	144.4	141.2	144.2
Diluted Earnings Per Share	$2.75	$1.52	$3.14	$2.26

Potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options (a)	2.8	3.1	2.9	3.1
________________

(a)	Stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	June 30, 2012	December 31, 2011
Domestic crude oil and refined products	$1,362	$1,273
Foreign subsidiary crude oil	277	346
Materials and supplies	90	87
Oxygenates and by-products	36	43
Merchandise	16	14
Total Inventories	$1,781	$1,763

We use the last-in, first-out cost method as the primary method to determine the cost of crude oil held by our U.S. subsidiaries (“Domestic crude oil”) and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries (“Foreign subsidiary crude oil”), oxygenates, and by-products using the first-in, first-out cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.5 billion and $1.7 billion at June 30, 2012 and December 31, 2011, respectively.

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. See Note F for further information on the Company’s derivative instruments.

Our derivative instruments consist primarily of options, exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. We did not have any derivative assets or liabilities classified as level 3 at June 30, 2012 or December 31, 2011.

Our RINs obligation represents a liability for the purchase of RINs to satisfy our obligation to blend biofuels into the products we produce.  RINs are assigned to biofuel produced or imported into the U.S. as required by the U.S. Environmental Protection Agency (“EPA”), which was implemented in accordance with the Renewable Fuel Standard of the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota.  To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy our obligation.  Our RINs obligation is based on our RINs deficiency and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

Financial instruments recognized at fair values in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of June 30, 2012
Assets:
Commodity Futures Contracts	$588	$4	$—	$(572)	$20
Commodity OTC Swap Contracts	—	3	—	(3)	—
Commodity Forward Contracts	—	6	—	—	6
Total Assets	$588	$13	$—	$(575)	$26

Liabilities:
Commodity Futures Contracts	$595	$7	$—	$(593)	$9
Commodity OTC Swap Contracts	—	3	—	(3)	—
RINs Obligation	—	6	—	—	6
Total Liabilities	$595	$16	$—	$(596)	$15

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2011
Assets:
Commodity Futures Contracts	$86	$9	$—	$(61)	$34
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$86	$16	$—	$(63)	$39

Liabilities:
Commodity Futures Contracts	$130	$6	$—	$(136)	$—
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	3	—	—	3
Total Liabilities	$130	$13	$—	$(138)	$5
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2012 and December 31, 2011, cash collateral amounts of $21 million and $75 million, respectively, are netted with mark-to-market derivative assets.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts, and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty, when there is a legally enforceable right and an intention to settle net or simultaneously.

Physical inventory associated with certain Futures Contracts included in the above table is designated for fair value hedge accounting treatment and is adjusted to fair value at the end of the period. At December 31, 2011, the fair value adjustment related to the physical inventory was approximately $4 million. There were no fair value adjustments to the physical inventory at June 30, 2012.

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

The fair value of our debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $1.7 billion and $1.8 billion, respectively, at both June 30, 2012 and December 31, 2011.

There were no material nonfinancial assets or liabilities that were measured at fair value during the six months ended June 30, 2012.

NOTE F - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts and Forward Contracts, all generally with maturity dates of less than 18 months. We believe that there is minimal credit risk with respect to our counterparties.

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

The primary derivative instruments that we use have the following characteristics. Option contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At June 30, 2012, we had no cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of June 30, 2012 and December 31, 2011. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with or received from brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Mark-to-Market Derivatives (a):
Commodity Futures Contracts	Prepayments and other current assets	$592	$95	$602	$136
Commodity OTC Swap Contracts	Receivables	3	1	—	—
Commodity OTC Swap Contracts	Accounts payable	—	2	3	3
Commodity Forward Contracts	Receivables	6	4	—	—
Commodity Forward Contracts	Accounts payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		601	102	605	140
Less: Counterparty Netting and Cash Collateral (b)		(575)	(63)	(596)	(138)
Total Net Fair Value of Derivatives		$26	$39	$9	$2
________________

(a)
The above fair values are presented as gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the condensed consolidated balance sheet.

(b)	As of June 30, 2012 and December 31, 2011, cash collateral amounts of $21 million and $75 million, respectively, are being netted with mark-to-market commodity future contracts.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three and six months ended June 30, 2012 and 2011, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mark-to-Market Derivatives:	2012	2011	2012	2011
Commodity Futures Contracts	$50	$88	$38	$32
Commodity OTC Swap Contracts	—	2	(6)	1
Commodity Forward Contracts	6	(8)	3	(1)
Foreign Currency Forward Contracts	(2)	(2)	(1)	(1)
Total Mark-to-Market Derivatives	$54	$80	$34	$31

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Location:	2012	2011	2012	2011
Revenues	$31	$12	$21	$—
Cost of sales	25	70	14	32
Foreign currency exchange loss	(2)	(2)	(1)	(1)
Total Gain on Mark-to-Market Derivatives	$54	$80	$34	$31

Gains (losses) on our derivatives designated for hedge accounting during the three and six months ended June 30, 2012, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated for Hedge Accounting:	2012	2011	2012	2011
Commodity Futures Contracts (a):
Recognized in Income on Derivatives	$—	$4	$—	$3
Recognized in Income on Hedged Item	—	(4)	—	(4)
Recognized in Income on Ineffective Portion of Derivative (b)	$—	$—	$—	$(1)
________________

(a)	Losses recognized in income on the derivative and the hedged item are included in cost of sales in the statements of condensed consolidated operations.

(b)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Open Long (Short) Positions

All of our open positions are scheduled to mature within 18 months. As of June 30, 2012, we had open forward contracts to purchase CAD $52 million and CAD $26 million that mature on July 25, 2012 and August 24, 2012, respectively. We did not have any open contract volumes designated for fair value hedge accounting as of June 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of June 30, 2012 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2012	(1,075)
2013	(283)
Forwards
2012	(1,499)
Options
2012	25

NOTE G – DEBT

Our total debt at June 30, 2012 and December 31, 2011, was comprised of the following (in millions):

Debt, including current maturities:	June 30, 2012	December 31, 2011
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility	50	117
TLLP Revolving Credit Facility	118	50
6¼% Senior Notes Due 2012	299	299
6 5/8% Senior Notes Due 2015	450	450
6½% Senior Notes Due 2017	473	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 million)	291	291
Capital Lease Obligations and Other	21	21
Total Debt	$1,702	$1,701

For additional information regarding our outstanding debt, see “Capital Resources and Liquidity” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

Credit Facilities Overview

As of June 30, 2012, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (a)	0.25%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (a)	0.25%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($300 million) (a)	0.25%	2.50%	3.25%	1.50%	0.50%
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding Tesoro Logistics GP (“TLGP”) and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility. For additional information regarding TLLP, see Note B.

At June 30, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.0 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. In June 2012, we amended the Revolving Credit Facility agreement to provide for the application of certain credit enhancements to transfer the credit risk associated with certain commercial trade receivables. As of June 30, 2012, we had no borrowings and $904 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $946 million or 51% of the eligible borrowing base.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not refinance or pay in full, the Company's 6 1/4% Senior Notes due November 2012 on or prior to the stated maturity date, or refinance or pay in full, the Company's 6 5/8% Senior Notes due November 2015 on or prior to the stated maturity date.

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

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of June 30, 2012, our four separate uncommitted letter of credit agreements had $541 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

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

The maximum capacity of these facilities as of June 30, 2012, was $500 million, consisting of $350 million under the first facility and $150 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities' maximum amounts do not exceed $550 million and $350 million, respectively. At June 30, 2012, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base that consists of TPSA's eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $50 million in borrowings outstanding under this agreement and no letters of credit outstanding at June 30, 2012.

TLLP Revolving Credit Facility

TLLP amended the TLLP Revolving Credit Facility effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300 million. As of June 30, 2012, TLLP had $118 million in borrowings outstanding under this facility.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	June 30, 2012	December 31, 2011
Refining	$6,364	$6,161
Retail	734	679
Corporate	221	215
Property, plant and equipment, at cost	7,319	7,055
Accumulated depreciation	(2,031)	(1,907)
Net property, plant and equipment	$5,288	$5,148

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and $8 million and $7 million for the six months ended June 30, 2012 and 2011, respectively, and is recorded as a reduction to interest and financing costs.

NOTE I – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $24 million during the six months ended June 30, 2012 to improve the funded status of the plan.

The components of pension benefit expense and other postretirement benefit expense (income) included in the condensed statements of consolidated operations for the three and six months ended June 30, 2012 and 2011, were (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$7	$7	$14	$14
Interest cost	8	8	15	15
Expected return on plan assets	(6)	(5)	(12)	(10)
Recognized net actuarial loss	5	5	11	10
Recognized curtailment loss	—	1	—	3
Net Periodic Benefit Expense	$14	$16	$28	$32

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$1	$2	$2	$3
Interest cost	1	1	2	2
Amortization of prior service credit	(10)	(10)	(19)	(19)
Recognized net actuarial loss	3	3	6	6
Net Periodic Benefit Income	$(5)	$(4)	$(9)	$(8)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change, and that additional costs will be recorded as more information becomes available.

Our accruals for environmental expenditures totaled $91 million and $93 million at June 30, 2012 and December 31, 2011, respectively. These accruals include $55 million for both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $45 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver arising from the April 2010 incident at our Washington refinery (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Our business interruption insurance deductible was satisfied after we exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. We have filed business interruption insurance claims and collected $87 million in business interruption insurance recoveries in 2010 and 2011. As of June 30, 2012, certain business interruption claims remain open.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these matters unless a loss is probable, and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity or financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations.

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for these matters and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court, in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV’s in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are evaluating all of these allegations. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - STOCKHOLDERS' EQUITY

See Note L for information relating to stock-based compensation. Changes to equity during the six months ended June 30, 2012, are presented below:

	Tesoro Corporation Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$3,668	$310	$3,978
Net earnings	443	12	455
Shares issued for equity-based compensation awards	15	—	15
Excess tax benefits from stock-based compensation arrangements	3	—	3
Amortization of equity settled awards	14	—	14
Purchases of common stock	(31)	—	(31)
Distributions to noncontrolling interest	—	(11)	(11)
Balance at June 30, 2012	$4,112	$311	$4,423

We issued approximately 1.0 million and 1.6 million shares primarily for stock option exercises under our equity-based compensation plans during the six months ended June 30, 2012 and twelve months ended December 31, 2011, respectively.

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We purchased approximately 1.0 million shares of common stock at a weighted average price of $24.81 per share for approximately $26 million during the six months ended June 30, 2012, to offset the impact of 2012 grants under the 2011 Long-Term Incentive Plan (“2011 Plan”).

In August 2012, our Board of Directors authorized an additional $500 million share repurchase program and the initiation of a regular quarterly cash dividend of $0.12 per share. The shares will be repurchased at management's discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. The dividend is payable on September 14, 2012 to holders of record at the close of business on August 31, 2012.

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

NOTE L - STOCK-BASED COMPENSATION

Stock-based compensation expense (credit) included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Market stock units	$3	$1	$6	$1
Performance share awards	2	1	4	1
Stock appreciation rights	(9)	(13)	3	22
Other stock-based awards	4	(2)	8	11
Total Stock-Based Compensation Expense (Credit)	$—	$(13)	$21	$35

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $1 million and $6 million expense for the three months ended June 30, 2012 and 2011, respectively, and a benefit of $7 million and $12 million for the six months ending June 30, 2012 and 2011, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $4 million and $5 million for the three months ended June 30, 2012 and 2011, respectively, and $14 million and $15 million for the six months ended June 30, 2012 and 2011, respectively.

Market Stock Units

We granted market stock units under the 2011 Plan in February 2012. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro's stock price changes over the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. As of June 30, 2012, the estimated weighted average payout percentage for these awards was 94%. Total unrecognized compensation cost related to non-vested market stock units totaled $25 million as of June 30, 2012, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Intrinsic Value
			(In millions)
Non-vested at January 1, 2012	424	$34.22	$9
Granted	665	$33.93
Forfeited	(25)	$34.18
Non-vested at June 30, 2012	1,064	$34.04	$25

Performance Share Awards

Performance Conditions

We granted performance condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over a three-year period. These performance share awards represent the right to receive a target number of shares that will vest at the end of the performance period and be issued within two and one-half months of the vesting date. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group.

Market Conditions

We granted market condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to market conditions over a three-year performance period. These performance share awards represent the right to receive a target number of shares that will vest at the end of the performance period and be issued within two and one-half months of the vesting date. The fair value of each performance share award is estimated using a Monte Carlo simulation model and is estimated at the end of each reporting period. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized compensation cost related to all non-vested performance share awards totaled $14 million as of June 30, 2012, which is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2012, the estimated weighted average payout percentage for these awards was approximately 60%. A summary of all performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2012	274	$31.53
Granted	380	$30.98
Forfeited	(3)	$31.90
Non-vested at June 30, 2012	651	$31.20

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $9 million to settle approximately 0.7 million SARs that were exercised during the six months ended June 30, 2012. We had $49 million and $55 million recorded in accrued liabilities associated with our SARs awards at June 30, 2012 and December 31, 2011, respectively.

NOTE M - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and occasionally exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 states. We do not have significant operations in foreign countries. Therefore, revenue and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income, foreign currency exchange loss, interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	(In millions)
Refining:
Refined products	$7,780	$7,635	$15,342	$13,905
Crude oil resales and other	135	186	291	341
Retail:
Fuel (a)	1,507	1,354	2,813	2,469
Merchandise and other	63	57	118	109
Intersegment sales from Refining to Retail	(1,380)	(1,269)	(2,639)	(2,335)
Total Revenues	$8,105	$7,963	$15,925	$14,489
Segment Operating Income
Refining (b)	$645	$399	$836	$702
Retail	74	38	70	40
Total Segment Operating Income	719	437	906	742
Corporate and unallocated costs	(38)	(18)	(91)	(104)
Operating Income (c)	681	419	815	638
Interest and financing costs	(34)	(60)	(70)	(103)
Other expense, net (d)	(18)	—	(17)	—
Foreign currency exchange loss	(1)	(2)	(1)	(1)
Earnings Before Income Taxes	$628	$357	$727	$534
Depreciation and Amortization Expense
Refining	$94	$94	$185	$185
Retail	9	10	19	19
Corporate	6	2	8	5
Total Depreciation and Amortization Expense	$109	$106	$212	$209
Capital Expenditures
Refining	$121	$55	$212	$93
Retail	24	4	32	7
Corporate	3	4	6	5
Total Capital Expenditures	$148	$63	$250	$105
______________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes, excluding credits, totaled $112 million and $92 million for the three months ended June 30, 2012 and 2011, respectively, and $211 million and $183 million for the six months ended June 30, 2012 and 2011, respectively.

(b)	Includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $48 million for the three and six months ended June 30, 2011.

(c)	Includes $37 million in business interruption and property damage recoveries for the three and six months ended June 30, 2011.

(d)	Includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the three and six months ended June 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2012	2011
Identifiable Assets:
Refining	$8,143	$8,152
Retail	733	644
Corporate	1,532	1,096
Total Assets	$10,408	$9,892

NOTE N - ACQUISITION

Retail Acquisition

In January 2012, we acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We assumed the obligations under the seller's leases and other agreements arising after the closing date. SUPERVALU, Inc. retained certain pre-closing liabilities, including environmental matters. We have spent approximately $4 million to replace the dispensers at these stations. Pro forma information has not been presented for the acquisition as it is not material to our condensed consolidated financial statements.

NOTE O - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 6 1/4% Senior Notes due 2012, 6 5/8% Senior Notes due 2015, 6 1/2% Senior Notes due 2017, and 9 3/4% Senior Notes due 2019. TLLP, in which we have a 52% ownership interest, and other subsidiaries, have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Separate financial statements of Tesoro's subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro's outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,277	$45	$—	$1,322
Receivables, less allowance for doubtful accounts	1	1,094	67	—	1,162
Inventories	—	1,504	277	—	1,781
Prepayments and other current assets	70	68	10	—	148
Total Current Assets	71	3,943	399	—	4,413
Net Property, Plant and Equipment	—	5,021	267	—	5,288
Investment in Subsidiaries	4,875	(248)	298	(4,925)	—
Long-Term Receivables from Affiliates	2,237	—	—	(2,237)	—
Other Noncurrent Assets	38	668	119	(118)	707
Total Assets	$7,221	$9,384	$1,083	$(7,280)	$10,408
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$148	$2,425	$195	$—	$2,768
Current maturities of debt	299	3	50	—	352
Total Current Liabilities	447	2,428	245	—	3,120
Long-Term Payables to Affiliates	—	2,161	76	(2,237)	—
Debt	1,332	18	118	(118)	1,350
Other Noncurrent Liabilities	1,330	181	4	—	1,515
Equity-Tesoro Corporation	4,112	4,596	329	(4,925)	4,112
Equity-Noncontrolling interest	—	—	311	—	311
Total Liabilities and Equity	$7,221	$9,384	$1,083	$(7,280)	$10,408

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$805	$95	$—	$900
Receivables, less allowance for doubtful accounts	1	1,189	82	—	1,272
Inventories	—	1,416	347	—	1,763
Prepayments and other current assets	106	88	22	—	216
Total Current Assets	107	3,498	546	—	4,151
Net Property, Plant and Equipment	—	4,925	223	—	5,148
Investment in Subsidiaries	4,436	(284)	282	(4,434)	—
Long-Term Receivables from Affiliates	1,944	—	—	(1,944)	—
Other Noncurrent Assets	42	548	53	(50)	593
Total Assets	$6,529	$8,687	$1,104	$(6,428)	$9,892
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$85	$2,420	$326	$—	$2,831
Current maturities of debt	299	2	117	—	418
Total Current Liabilities	384	2,422	443	—	3,249
Long-Term Payables to Affiliates	—	1,922	22	(1,944)	—
Debt	1,264	19	50	(50)	1,283
Other Noncurrent Liabilities	1,200	177	5	—	1,382
Equity-Tesoro Corporation	3,681	4,147	274	(4,434)	3,668
Equity-Noncontrolling interest	—	—	310	—	310
Total Liabilities and Equity	$6,529	$8,687	$1,104	$(6,428)	$9,892

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,768	$642	$(2,305)	$8,105
Costs and expenses	3	9,103	623	(2,305)	7,424
OPERATING INCOME (LOSS)	(3)	665	19	—	681
Equity in earnings (loss) of subsidiaries	391	13	10	(414)	—
Other expense	(1)	(50)	(2)	—	(53)
EARNINGS (LOSS) BEFORE INCOME TAXES	387	628	27	(414)	628
Income tax expense (benefit) (a)	—	237	(2)	—	235
NET EARNINGS (LOSS)	387	391	29	(414)	393
Less net income attributable to noncontrolling interest	—	—	6	—	6
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$387	$391	$23	$(414)	$387

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$387	$391	$29	$(414)	$393
Less noncontrolling interest in comprehensive income	—	—	6	—	6
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$387	$391	$23	$(414)	$387
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,964	$960	$(2,961)	$7,963
Costs and expenses	1	9,557	947	(2,961)	7,544
OPERATING INCOME (LOSS)	(1)	407	13	—	419
Equity in earnings (loss) of subsidiaries	224	(5)	21	(240)	—
Other expense	—	(58)	(4)	—	(62)
EARNINGS (LOSS) BEFORE INCOME TAXES	223	344	30	(240)	357
Income tax expense (a)	1	133	1	—	135
NET EARNINGS (LOSS)	222	211	29	(240)	222
Less net income attributable to noncontrolling interest	—	—	4	—	4
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$222	$211	$25	$(240)	$218

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$222	$211	$29	$(240)	$222
Less noncontrolling interest in comprehensive income	—	—	4	—	4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$222	$211	$25	$(240)	$218
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Six Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$19,401	$1,238	$(4,714)	$15,925
Costs and expenses	5	18,609	1,210	(4,714)	15,110
OPERATING INCOME (LOSS)	(5)	792	28	—	815
Equity in earnings (loss) of subsidiaries	450	—	41	(491)	—
Other expense	(2)	(82)	(4)	—	(88)
EARNINGS (LOSS) BEFORE INCOME TAXES	443	710	65	(491)	727
Income tax expense (a)	—	272	—	—	272
NET EARNINGS (LOSS)	443	438	65	(491)	455
Less net income attributable to noncontrolling interest	—	—	12	—	12
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$443	$438	$53	$(491)	$443

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$443	$438	$65	$(491)	$455
Less noncontrolling interest in comprehensive income	—	—	12	—	12
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$443	$438	$53	$(491)	$443
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Six Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$18,205	$1,648	$(5,364)	$14,489
Costs and expenses	5	17,580	1,630	(5,364)	13,851
OPERATING INCOME (LOSS)	(5)	625	18	—	638
Equity in earnings (loss) of subsidiaries	333	(17)	21	(337)	—
Other expense	—	(98)	(6)	—	(104)
EARNINGS (LOSS) BEFORE INCOME TAXES	328	510	33	(337)	534
Income tax expense (benefit) (a)	(1)	204	2	—	205
NET EARNINGS (LOSS)	329	306	31	(337)	329
Less net income attributable to noncontrolling interest	—	—	4	—	4
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$329	$306	$27	$(337)	$325

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$329	$306	$31	$(337)	$329
Less noncontrolling interest in comprehensive income	—	—	4	—	4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$329	$306	$27	$(337)	$325
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$9	$717	$(2)	$—	$724
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(234)	(9)	—	(243)
Acquisitions	—	(38)	—	—	(38)
Proceeds from asset sales	—	3	—		3
Intercompany notes, net	(65)	—	—	65	—
Net cash from (used in) investing activities	(65)	(269)	(9)	65	(278)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(184)	—	(184)
Repayments of debt	—	(1)	—		(1)
Proceeds from stock options exercised	14	—	—	—	14
Excess tax benefits from stock-based compensation arrangements	—	4	—	—	4
Distributions to noncontrolling interest	—	—	(11)	—	(11)
Purchases of common stock	(31)	—	—	—	(31)
Net intercompany borrowings (repayments)	—	15	50	(65)	—
Borrowings from general partner	68	—	(68)	—	—
Distributions to TLLP unitholders and general partner	5	6	(11)	—	—
Net cash from (used in) financing activities	56	24	(39)	(65)	(24)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	472	(50)	—	422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,277	$45	$—	$1,322

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$31	$162	$(104)	$—	$89
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(111)	(1)	—	(112)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	59	—	—	(59)	—
Net cash from (used in) investing activities	59	(110)	(1)	(59)	(111)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	115	—	115
Repayments on revolving credit agreements	—	—	(160)	—	(160)
Repayments of debt	(243)	(1)	—	—	(244)
Proceeds from stock options exercised	7	—	—	—	7
Purchases of common stock	(7)	—	—	—	(7)
Excess tax benefits from stock-based compensation arrangements	—	7	—	—	7
Proceeds from issuance of common units Tesoro Logistics LP	—	—	288	—	288
Net intercompany borrowings (repayments)	—	(265)	206	59	—
Borrowings from general partner	50	—	(50)	—	—
Distributions to TLLP unitholders and general partner	126	157	(283)	—	—
Financing costs and other	(23)	—	(2)	—	(25)
Net cash from (used in) financing activities	(90)	(102)	114	59	(19)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(50)	9	—	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$562	$45	$—	$607

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

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers, while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity; and

•	capture value-driven growth through a focus on our logistics assets and growing our marketing business.

Our goals were focused on these strategic priorities and we accomplished the following in the first half of 2012:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth
Decreased manufacturing costs per barrel by approximately 5% compared to the first half of 2011	●
Leveraged our logistics operations to strategically source advantaged crude oil and place refined products		●
Completed planned turnaround activity at our Martinez, Hawaii and Alaska refineries and made significant progress on our large capital refinery projects	●			●
Purchased shares of common stock to offset the dilutive effects of new stock-based compensation awards granted in 2012			●
Amended the Tesoro Logistics LP Revolving Credit Facility and increased the capacity up to $300 million to support logistics growth			●	●
Strengthened refining and marketing integration with the acquisition of 49 retail stations and the successful transition of 165 leased retail stations				●
Completed the sale of the Martinez Crude Oil Marine Terminal to TLLP				●

Tesoro Logistics LP

As part of our business strategy, we formed Tesoro Logistics LP (“TLLP”) to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of June 30, 2012, TLLP's assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, one crude oil marine terminal in California, a crude oil and refined products storage facility and five related short-haul pipelines in Utah. We held an approximate 52% interest in TLLP, including the interest of the general partner, as of June 30, 2012.

Effective April 1, 2012, Tesoro entered into a transaction (the “Martinez Terminal Sale”) to sell to TLLP the Martinez Crude Oil Marine Terminal (the “Martinez Terminal”) and associated pipelines for $75 million, comprised of $67.5 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of equity with a combined fair value of $7.5 million. The Martinez Terminal consists of a single-berth dock, five crude oil storage tanks with a combined storage capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party marine vessels for delivery to our Martinez refinery and a third-party terminal. Total throughput capacity for the Martinez Terminal is estimated to be approximately 145 thousand barrels per day (“Mbpd”).

TLLP amended its senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300 million. On April 2, 2012, TLLP borrowed and distributed to us $67.5 million from the TLLP Revolving Credit Facility, for the Martinez Terminal Sale discussed above. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. For additional information regarding our credit facilities, see “Capital Resources and Liquidity.”

Long Beach Marine Terminal and Los Angeles Short-haul Pipelines

We intend to offer the Long Beach Marine terminal and Los Angeles short-haul pipelines to TLLP and plan to complete the transaction during the third quarter of 2012. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock, leased from the City of Long Beach, six storage tanks with combined capacity of 235,000 barrels and six related pipelines with 70,000 bpd throughput connecting the marine terminal, our Wilmington refinery and other third party facilities.

Unit Train Unloading Facility

We intend to offer the Anacortes, Washington unit train unloading facility to TLLP in the fourth quarter of 2012. The project includes unloading facilities for dedicated trains of rail cars (“unit trains”) and is expected to deliver up to 50,000 bpd of Bakken crude oil to our Washington refinery. The construction of the facility is expected to be completed in September 2012.

Completion of North Dakota Refinery Expansion

We recently completed a project to expand the crude oil throughput capacity at our Mandan, North Dakota refinery from 58 to 68 Mbpd. The expansion allows the refinery to process additional crude oil from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains System (the “High Plains System”).

Labor Negotiations

In June 2012, we completed the negotiation of the collective bargaining agreements covering approximately 1,300 full-time represented employees at the six of our seven refineries covered by collective bargaining agreements. The agreements for approximately 1,060 of the employees will expire in the first quarter of 2015 . The agreements covering the remaining employees will expire in the second quarter of 2015. We believe that the contracts ratified at these refineries are fair, competitive and consistent with other national agreements accepted by the United Steelworkers union.

Hawaii Operations

In January 2012, we announced that we intend to sell our Hawaii operations as part our strategy to focus on the Mid-Continent and West Coast markets. The assets for sale include the 94 Mbpd Kapolei refinery, 31 retail stations and the associated logistical assets. As of June 30, 2012, the net working capital of the Hawaii operations was approximately $70 million. The estimated market value of the inventory exceeded the carrying value by more than $240 million at June 30, 2012.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

West Coast Average Key Commodity Prices and Differentials
(Dollars per barrel)

Crude Oil and Product Price Analysis

The nationwide unemployment rate was down 0.9% to 8.2% at the end of the second quarter of 2012 compared to the end of the second quarter of 2011. In California, a key market area for Tesoro, the state's unemployment rate dropped to 10.7% at the end of the second quarter of 2012, down from 11.9% at the end of the second quarter of 2011. The drop in unemployment rate, strong retail margins and unplanned refinery outages contributed to the improved market conditions on the U.S West Coast.

Emerging markets, primarily in Latin America, have provided an export opportunity for U.S. light products, particularly diesel exports. Exports to these emerging markets continue to provide an outlet for U.S. refining capacity, which has supported margins during this time.

Significant turnaround activity and downtime on the U.S. West Coast reduced production during the first half of 2012. The resulting low gasoline inventories supported U.S. West Coast benchmark gasoline margins, which rose to nearly $18 per barrel in the second quarter of 2012 compared to about $14 per barrel in the second quarter of 2011. However, overall global economic activity has slowed during the 2012 quarter leading to lower margins for distillate products. Average U.S. West Coast benchmark diesel fuel margins decreased about 20% compared to the second quarter of 2011.

Mid-Continent Average Key Commodity Prices and Differentials
(Dollars per barrel)

The price differential between Mid-Continent crude oil and waterborne crude oil remained high during the second quarter of 2012, contributing to strong refining margins in the Mid-Continent region. The West Texas Intermediate (“WTI”) discount to Brent remained flat during the second quarter of 2012, compared to the second quarter of 2011. Also contributing to strong refining margins in the Mid-Continent and Pacific Northwest regions, were advantaged price differentials for Bakken and Canadian crude oils in the second quarter of 2012. During the second quarter of 2012, the Bakken to WTI discount averaged $6 per barrel, compared to a $6 per barrel premium during the second quarter of 2011. Our North Dakota refinery currently runs 100% Bakken crude oil. The Canadian Light Sweet to WTI discount averaged $8 per barrel during the second quarter of 2012, compared to a $4 per barrel premium during the second quarter of 2011. Our Washington refinery runs a significant amount of Canadian Light Sweet crude oil.

Product Supply and Demand Factors

There are long-term factors, in addition to current market conditions, that may impact the supply and demand of refined products in the U.S. including:

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

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. Revenue and income generated by TLLP was not material to our consolidated results of operations.

Summary

Our net earnings were $387 million ($2.75 per diluted share) for the three months ended June 30, 2012 (“2012 Quarter”), compared with net earnings of $218 million ($1.52 per diluted share) for the three months ended June 30, 2011 (“2011 Quarter”). The increase in net earnings of $1.23 per diluted share during the 2012 Quarter was primarily due to the following:

•	an increase in gross refining margins in the Mid-Continent and Pacific Northwest regions of $121 million and $60 million, respectively, driven by feedstock advantages;

•	high utilization in the California and Mid-Continent regions of 102% and 97% respectively, which allowed us to capture attractive market conditions;

•	a $48 million impairment charge in the 2011 Quarter related to a change in scope of a capital project at our Wilmington refinery;

•	a $36 million increase in income from retail operations as compared to the 2011 Quarter as a result of strong retail margins and increased refining and marketing integration; and

•
a $26 million reduction in interest and financing costs primarily due to charges in the 2011 Quarter to write-off the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes and premiums paid in connection with the repurchase of a portion of our 6 1/4% Senior Notes.

The increase in net earnings during the 2012 Quarter relative to the 2011 Quarter was partially offset by net expense of $18 million related to legal matters.

For the year-to-date periods, our net earnings were $443 million ($3.14 per diluted share) for the six months ended June 30, 2012 (“2012 Period”), compared to net earnings of $325 million ($2.26 per diluted share) for the six months ended June 30, 2011 (“2011 Period”). The increase in net earnings of $0.88 per diluted share during the 2012 Period was primarily due to the following:

•	an increase in gross refining margins in the Mid-Continent and Pacific Northwest regions of $170 million and $80 million, respectively, driven by feedstock advantages;

•	a $48 million impairment charge in the 2011 Period related to a change in scope of a capital project at our Wilmington refinery;

•
a $33 million reduction in interest and financing costs primarily due to charges in the 2011 Period to write-off the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes and premiums paid in connection with the repurchase of a portion of our 6 1/4% Senior Notes; and

•	an $11 million decrease in incentive and stock-based compensation expense, primarily resulting from smaller increases in Tesoro stock prices during the 2012 Period as compared to the 2011 Period.

The increase in net earnings during the 2012 Period relative to the 2011 Period was partially offset by the following:

•	lower throughputs in the Pacific Northwest, Mid-Pacific and California regions as a result of planned turnarounds at our Alaska, Hawaii and Martinez refineries;

•	$37 million of property and business interruption insurance recoveries related to the Washington refinery incident collected in the 2011 Period; and

•	net expense of $18 million related to legal matters.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$7,780	$7,635	$15,342	$13,905
Crude oil resales and other (b)	135	186	291	341
Total Revenues	$7,915	$7,821	$15,633	$14,246
Throughput (thousand barrels per day)
Heavy crude (c)	175	160	159	173
Light crude	365	382	361	360
Other feedstocks	39	36	34	37
Total Throughput	579	578	554	570
% Heavy Crude Oil of Total Refining Throughput (c)	30%	28%	29%	30%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	296	276	275	283
Jet fuel	74	77	78	78
Diesel fuel	129	131	117	128
Heavy oils, residual products, internally produced fuel and other	113	124	114	112
Total Yield	612	608	584	601
Gross refining margin ($/throughput barrel) (d)	$20.32	$16.61	$16.42	$15.49
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$4.83	$5.13	$4.89	$5.17
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices, which approximate market of $1.4 billion and $1.3 billion for the three months ended June 30, 2012 and 2011, respectively, and $2.6 billion and $2.3 billion for the six months ended June 30, 2012 and 2011, respectively.

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

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$1,071	$873	$1,656	$1,597
Expenses
Manufacturing costs	255	269	494	533
Other operating expenses	63	51	115	107
Selling, general and administrative expenses	10	8	19	16
Depreciation and amortization expense (f)	94	94	185	185
Loss on asset disposals and impairments	4	52	7	54
Segment Operating Income	$645	$399	$836	$702
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	358	344	350	334
Jet fuel	91	89	93	87
Diesel fuel	153	139	142	135
Heavy oils, residual products and other	82	85	85	80
Total Refined Product Sales	684	657	670	636
Refined Product Sales Margin ($/barrel) (g)
Average sales price	$125.22	$128.67	$126.14	$121.29
Average costs of sales	110.96	117.01	114.29	108.82
Refined Product Sales Margin	$14.26	$11.66	$11.85	$12.47
_______________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $3 million and $5 million for the three months ended June 30, 2012 and 2011, respectively, and $2 million and $10 million for the six months ended June 30, 2012 and 2011, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.71 and $1.70 for the three months ended June 30, 2012 and 2011, respectively, and $1.75 and $1.71 for the six months ended June 30, 2012 and 2011, respectively.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
California (Martinez and Wilmington)
Refining throughput (thousand barrels per day) (h)	268	227	229	238
Gross refining margin	$322	$316	$460	$688
Gross refining margin ($/throughput barrel) (d)	$13.20	$15.25	$11.04	$15.98
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$5.70	$7.72	$6.38	$7.18
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day) (h)	143	168	149	152
Gross refining margin	$280	$220	$463	$383
Gross refining margin ($/throughput barrel) (d)	$21.64	$14.39	$17.12	$13.95
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$4.02	$3.04	$3.92	$3.50
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day) (h)	56	68	61	68
Gross refining margin	$73	$60	$86	$41
Gross refining margin ($/throughput barrel) (d)	$14.43	$9.76	$7.70	$3.33
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$4.46	$3.97	$3.94	$4.33
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)	112	115	115	112
Gross refining margin	$393	$272	$645	$475
Gross refining margin ($/throughput barrel) (d)	$38.54	$26.07	$30.83	$23.51
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.95	$3.73	$3.71	$3.69
____________________

(h)
We experienced reduced throughput due to scheduled turnarounds at our Martinez refinery during the 2012 first quarter and 2011 second quarter, and our Alaska and Hawaii refineries during the 2012 second quarter.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Overview. Operating income for our refining segment increased by $246 million, or 62%, to $645 million during the 2012 Quarter as compared to the 2011 Quarter. The increase is primarily due to strong operating performance, improved market conditions and advantaged crude oil discounts during the 2012 Quarter.

Gross Refining Margins. Our gross refining margin per barrel increased by $3.71 per barrel, or 22%, to $20.32 per barrel in the 2012 Quarter as compared to the 2011 Quarter, driven by improved industry gasoline margins and advantaged crude oil cost relative to industry benchmarks. Industry gasoline margins on the U.S. West Coast and the Pacific Northwest increased approximately 26% and 48%, respectively, during the 2012 Quarter as compared to the 2011 Quarter due to higher demand. This was partially offset by distillate margins on the U.S. West Coast that decreased approximately 20% as compared to the 2011 Quarter as a result of seasonally high inventory early in the 2012 Quarter and lower diesel demand.

Mid-Continent crude oil logistic constraints continued to elevate the price spread between WTI as compared to waterborne crude oil benchmarks, such as Brent, during the 2012 Quarter. These constraints have decreased the relative crude oil costs for our Mid-Continent refineries, which increased gross refining margin per barrel by 48% and gross refining margin by $121 million during the 2012 Quarter as compared to the 2011 Quarter. Pipeline constraints also decreased prices for Canadian crude oil, primarily processed in the Pacific Northwest, during the 2012 Quarter.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Our gain totaled $56 million and $86 million during the 2012 Quarter and 2011 Quarter, respectively, due to price movements of crude oil and refined products.

Refining Throughput. Total refining throughput remained consistent, increasing by 1 Mbpd to 579 Mbpd, during the 2012 Quarter as compared to the 2011 Quarter. The reduced rates at our Alaska and Hawaii refineries due to scheduled turnarounds in the 2012 Quarter were offset by higher rates at the Martinez refinery in the 2012 Quarter due to a scheduled turnaround during the 2011 Quarter.

Refined Products Sales. Revenues from sales of refined products increased $145 million, or 2% to $7.8 billion in the 2012 Quarter as compared to the 2011 Quarter, primarily due to increased refined product sales volumes. Total refined product sales increased by 27 Mbpd, or 4%, to 684 Mbpd in the 2012 Quarter as compared to the 2011 Quarter. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and benefited from an increase in refining and marketing integration driven by the transition of additional retail sites during 2012. This was partially offset by the decrease in average product sales prices of $3.45 per barrel, or 3%, to $125.22 per barrel in the 2012 Quarter as compared to the 2011 Quarter, as declining crude oil prices depressed product prices.

Costs of Sales and Expenses. Our average costs of sales decreased by $6.05 per barrel, or 5%, to $110.96 per barrel during the 2012 Quarter as compared to the 2011 Quarter, reflecting lower crude oil prices. Manufacturing and other operating expenses decreased by $2 million to $318 million in the 2012 Quarter as compared to the 2011 Quarter, as a result of lower energy costs, primarily natural gas. The decrease was partially offset by property insurance recoveries recorded during the 2011 Quarter of $5 million related to the 2010 Washington refinery incident. Additionally, the loss on asset disposals and impairments in the 2011 Quarter primarily relates to a change in scope of a capital project at our Wilmington refinery, which resulted in a write-down to fair value of equipment of $48 million.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Overview. Operating income for our refining segment increased by $134 million to $836 million during the 2012 Period as compared to the 2011 Period. The increase is primarily due to increased gross refining margins driven by feedstock advantages from crude oil discounts and a strong margin environment during the 2012 Period.

Gross Refining Margins. Our gross refining margin per barrel increased by $0.93 per barrel, or 6%, to $16.42 per barrel in the 2012 Period as compared to the 2011 Period, reflecting strong industry margins in the Mid-Continent and Pacific Northwest markets and advantaged crude oil cost relative to industry benchmarks. Mid-Continent crude oil logistic constraints continued to support the price spread between WTI and waterborne crude oil benchmarks. This decreased the crude oil costs for our Mid-Continent and Pacific Northwest refineries and contributed to strong refining margins for these regions. The significantly higher gross refining margin per barrel positively impacted total Mid-Continent and Pacific Northwest gross refining margins by $170 million and $80 million, respectively during the 2012 Period as compared to the 2011 Period.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our derivative instruments are included in gross refining margin. Our gains totaled $35 million during both the 2012 Period and 2011 Period.

Refining Throughput. Total refining throughput decreased 16 Mbpd, or 3%, to 554 Mbpd during the 2012 Period as compared to the 2011 Period due to scheduled turnarounds at our Alaska, Hawaii and Martinez refineries in the 2012 Period, partially offset by a scheduled turnaround at the Martinez refinery in the 2011 Period.

Refined Products Sales. Revenues from sales of refined products increased $1.4 billion to $15.3 billion in the 2012 Period as compared to the 2011 Period, primarily due to higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $4.85 per barrel, or 4%, to $126.14 per barrel in the 2012 Period as compared to the 2011 Period, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 34 Mbpd, or 5%, to 670 Mbpd in the 2012 Period as compared to the 2011 Period. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Costs of Sales and Expenses. Our average costs of sales increased by $5.47 per barrel, or 5%, to $114.29 per barrel during the 2012 Period as compared to the 2011 Period, reflecting higher crude oil prices. Manufacturing and other operating expenses decreased by $31 million, or 5%, to $609 million in the 2012 Period as compared to the 2011 Period related to lower energy costs, primarily natural gas, and lower throughput volumes. The reduction was partially offset by property insurance recoveries recorded during the 2011 Quarter of $5 million related to the 2010 Washington refinery incident. The loss on asset disposals and impairments in the 2011 Period primarily relates to a change in scope of a capital project at our Wilmington refinery, which resulted in a write-down to fair value of equipment of $48 million.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,507	$1,354	$2,813	$2,469
Merchandise and other	63	57	118	109
Total Revenues	$1,570	$1,411	$2,931	$2,578
Fuel Sales (millions of gallons)	419	379	798	734
Fuel Margin ($/gallon) (a)	$0.31	$0.23	$0.22	$0.18
Merchandise Margin	$15	$13	$27	$25
Merchandise Margin (percent of revenues)	28%	25%	26%	26%
Average Number of Stations (during the period)
Company-operated (b)	493	377	453	378
Branded jobber/dealer	792	808	793	757
Total Average Retail Stations	1,285	1,185	1,246	1,135
Segment Operating Income
Gross Margins
Fuel (a)	$127	$85	$174	$134
Merchandise and other non-fuel	23	20	42	38
Total Gross Margins	150	105	216	172
Expenses
Operating expenses	61	51	115	102
Selling, general and administrative expenses	4	4	8	8
Depreciation and amortization expense	9	10	19	19
Loss on asset disposals and impairments	2	2	4	3
Segment Operating Income	$74	$38	$70	$40
_________

(a)
Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to segment operating income and revenues or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the refining segment at prices, which approximate market.

(b)	Reflects the acquisition of 49 stations from SUPERVALU, Inc. during the 2012 first quarter and the transition of 165 retail stations from Thrifty Oil Co. during the 2012 second quarter.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Operating Income. Operating income for our retail segment increased $36 million, or 95%, to $74 million during the 2012 Quarter as compared to the 2011 Quarter. Total gross margin increased $45 million, or 43%, to $150 million during the 2012 Quarter as compared to the 2011 Quarter. Retail fuel margin per gallon increased 35% to $0.31 per gallon during the 2012 Quarter causing fuel gross margins to increase $42 million from the 2011 Quarter. During the 2012 Quarter, strong retail margins positively impacted operating income. Additionally, fuel sales volumes increased 40 million gallons, or 11%, during the 2012 Quarter as compared to the 2011 Quarter reflecting higher volumes as a result of higher average station count from the acquisition and transition of additional retail stations during 2012. Merchandise and other non-fuel gross margin also increased to $23 million during the 2012 Quarter compared to $20 million during the 2011 Quarter due to the higher average station count.

Fuel sales revenues increased $153 million, or 11%, to $1.5 billion in the 2012 Quarter as compared to $1.4 billion in the 2011 Quarter, reflecting increased fuel sales volumes driven primarily by higher average station count during the 2012 Quarter. Operating expenses increased $10 million, or 20%, to $61 million in the 2012 Quarter as compared to $51 million in the 2011 Quarter. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during 2012. Our other expenses remained relatively consistent as compared to the 2011 Quarter.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Operating Income. Operating income for our retail segment increased $30 million, or 75%, to $70 million during the 2012 Period as compared to the 2011 Period. Total gross margin increased $44 million, or 26%, to $216 million during the 2012 Period as compared to the 2011 Period. Retail fuel margin per gallon increased 22% to $0.22 per gallon during the 2012 Period leading fuel gross margins to increase $40 million from the 2011 Period. During the 2012 Period, strong retail margins positively impacted operating income. Additionally, fuel sales volumes increased 64 million gallons, or 9%, during the 2012 Quarter as compared to the 2011 Period reflecting higher volumes as a result of higher average station count from the acquisition and transition of additional retail stations during the 2012 Period. Merchandise and other non-fuel gross margin also increased to $42 million during the 2012 Period compared to $38 million during the 2011 Period due to the higher average station count.

Fuel sales revenues increased $344 million, or 14%, to $2.8 billion in the 2012 Period as compared to $2.5 billion in the 2011 Period, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count during the 2012 Period. Operating expenses increased $13 million, or 13%, to $115 million in the 2012 Period as compared to $102 million in the 2011 Period. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during 2012. Our other expenses remained relatively consistent compared to the 2011 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $47 million in the 2012 Quarter. Lower stock-based compensation credits of $13 million in the 2012 Quarter related to adjusting certain of our awards to fair value was the primary cause of the $20 million, or 74% increase from the 2011 Quarter. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price decreased 7% during the 2012 Quarter, as compared to a 15% decrease during the 2011 Quarter.

Our selling, general and administrative expenses decreased $13 million, or 11% to $109 million in the 2012 Period from $122 million in the 2011 Period. The decrease was primarily attributable to the lower stock-based compensation expense recorded for our stock appreciation rights, which decreased by $19 million. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased only 7% during the 2012 Period compared to 24% during the 2011 Period.

Interest and Financing Costs. Interest and financing costs decreased $26 million, or 43%, to $34 million in the 2012 Quarter from $60 million during the 2011 Quarter. The decrease reflects a $19 million charge in the 2011 Quarter associated with the write-off of the unamortized discount on the Junior Subordinated Notes that were redeemed during the 2011 Quarter and premiums paid related to the early repurchase of a portion our 6 1/4% Senior Notes. Additionally, interest expense decreased as a result of the overall reduction in debt outstanding in the 2012 Quarter due to the early redemption of our Junior Subordinated Notes and repurchase of a portion of our 6 1/4% Senior Notes and 6 1/2% Senior Notes during 2011.

Interest and financing costs decreased $33 million, or 32%, to $70 million in the 2012 Period from $103 million during the 2011 Period. The decrease reflects a $19 million charge in the 2011 Period associated with the write-off of the unamortized discount on the Junior Subordinated Notes that were redeemed during the 2011 Period and premiums paid related to the early repurchase of a portion our 6 1/4% Senior Notes. Additionally, interest expense decreased as a result of the overall reduction in debt outstanding in the 2012 Period due to the early redemption of our Junior Subordinated Notes and repurchase of a portion of our 6 1/4% Senior Notes and 6 1/2% Senior Notes during 2011.

Other Expense, Net. Other expense, net totaled $18 million in the 2012 Quarter and $17 million in the 2012 Period and includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding.

Income Tax Provision. Our income tax expense totaled $235 million in the 2012 Quarter versus $135 million in the 2011 Quarter. In the 2012 Period, the income tax expense totaled $272 million versus $205 million in the 2011 Period. The combined federal and state effective income tax rate was 37% and 38% during the 2012 Period and the 2011 Period, respectively.

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

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2012 with $1.3 billion of cash and cash equivalents, no borrowings under the Tesoro Corporation Revolving Credit Facility, $50 million in borrowings under the Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility, and $118 million in borrowings under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We remain focused on strengthening our balance sheet, and anticipate retiring the remaining $299 million of 6 1/4% Senior Notes in 2012. As of June 30, 2012, we had available capacity under our credit agreements as follows (in millions):

	Total Capacity	Amount Borrowed as of June 30, 2012	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$904	$946
TPSA Revolving Credit Facility	500	50	—	450
TLLP Revolving Credit Facility	300	118	—	182
Letter of Credit Facilities	896	—	541	355
Total credit agreements	$3,546	$168	$1,445	$1,933
_______________
(a)Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of June 30, 2012, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (b)	0.25%	1.75%	3.25%	0.75%	0.375%
TPSA Revolving Credit Facility ($500 million) (b)	0.25%	2.75%	3.25%	1.75%	N/A
TLLP Revolving Credit Facility ($300 million) (b)	0.25%	2.50%	3.25%	1.50%	0.50%
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

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

At June 30, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.0 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. In June 2012, we amended the Revolving Credit Facility agreement to provide for the application of certain credit enhancements to transfer the credit risk associated with certain commercial trade receivables. As of June 30, 2012, we had unused credit availability of approximately 51% of the eligible borrowing base.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and is secured by substantially all of the crude oil and refined product inventories, cash and receivables of Tesoro's active domestic subsidiaries. TPSA is also not a guarantor of the Revolving Credit Facility.

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the six months ended June 30, 2012.

Our committed Revolving Credit Facility is scheduled to mature on March 16, 2016. The Revolving Credit Facility will terminate if the Company does not refinance or pay in full, the Company's 6 1/4% Senior Notes due November 2012 on or prior to the stated maturity date, or refinance or pay in full, the Company's 6 5/8% Senior Notes due November 2015 on or prior to the stated maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of June 30, 2012, our four separate uncommitted letter of credit agreements had $541 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

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

The maximum capacity of these facilities as of June 30, 2012, was $500 million, consisting of $350 million under the first facility and $150 million under the second facility. Our total capacity under the TPSA facilities can be further increased up to $700 million provided the facilities’ maximum amounts do not exceed $550 million and $350 million, respectively. At June 30, 2012, our TPSA Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base that consists of TPSA’s eligible receivables and petroleum inventories, net of reserves, or the agreement's capacity based on the net worth of TPSA. We had $50 million in borrowings outstanding under this agreement and no letters of credit outstanding as of June 30, 2012. During the 2012 Period, we reduced our borrowings under this facility by $67 million.

The TPSA Revolving Credit Facility contains certain default covenants and conditions relative to TPSA's financial results that, among other things, limit TPSA’s ability to incur indebtedness or carry inventory levels above certain defined maximums. TPSA is also required to maintain specified levels of adjusted tangible net worth (as defined), and adjusted net working capital (as defined). We were in compliance with all TPSA Revolving Credit Facility covenants and conditions as of and for the six months ended June 30, 2012.

TLLP Revolving Credit Facility

TLLP amended the TLLP Revolving Credit Facility effective March 30, 2012. Concurrent with the execution of the amendment, and pursuant to the terms of the original agreement, TLLP exercised its option to increase the total loan availability under the TLLP Credit Agreement from $150 million to an aggregate of $300 million. The amendment allows TLLP to request that the availability be increased up to an aggregate of $450 million, subject to receiving increased commitments from the lenders, compared to the original agreement, which allowed an aggregate capacity of $300 million. As of June 30, 2012, TLLP had $118 million in borrowings outstanding under this facility.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP's subsidiaries and secured by substantially all of TLLP's assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total available revolving capacity of the facility. The TLLP Revolving Credit Facility is scheduled to mature on April 25, 2014.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the six months ended June 30, 2012.

Capitalization

Our capital structure at June 30, 2012, was comprised of the following (in millions):

Debt, including current maturities:
Tesoro Corporation Revolving Credit Facility	$—
TPSA Revolving Credit Facility	50
TLLP Revolving Credit Facility	118
6¼% Senior Notes Due 2012	299
6 5/8% Senior Notes Due 2015	450
6½% Senior Notes Due 2017	473
9¾% Senior Notes Due 2019 (net of unamortized discount of $9 million)	291
Capital lease obligations and other	21
Total Debt	1,702
Stockholders' Equity	4,423
Total Capitalization	$6,125

At June 30, 2012, our debt to capitalization ratio had decreased to 28% compared to 30% at December 31, 2011, reflecting increased net earnings during the first half of 2012. The reduction in outstanding borrowings due to repayments on our TPSA Revolving Credit Facility during the 2012 Period was offset by additional borrowings by TLLP on the TLLP Revolving Credit Facility to fund the Martinez Terminal transaction in the second quarter of 2012.

From time to time, we may purchase our Senior Notes in the open market or in privately negotiated transactions. The timing and amount of repurchases, if any, will depend on available cash, market conditions and other considerations. We have not purchased any of our Senior Notes during 2012.

Share Buy-Back Programs and Quarterly Cash Dividend

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We purchased approximately 1.0 million shares of common stock at a weighted average price of $24.81 per share for approximately $26 million during the six months ended June 30, 2012, to offset the impact of 2012 grants under the 2011 Long-Term Incentive Plan.

In August 2012, our Board of Directors authorized an additional $500 million share repurchase program and the initiation of a regular quarterly cash dividend of $0.12 per share. The shares will be repurchased at management's discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. The dividend is payable on September 14, 2012 to holders of record at the close of business on August 31, 2012.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From (Used in):
Operating activities	$724	$89
Investing activities	(278)	(111)
Financing activities	(24)	(19)
Increase (Decrease) in Cash and Cash Equivalents	$422	$(41)

Net cash from operating activities during the 2012 Period totaled $724 million, as compared to net cash from operating activities of $89 million in the 2011 Period. The significant increase in net cash from operating activities of $635 million was primarily due to stable inventory volumes in 2012 as compared to a significant increase in inventories during 2011 and higher cash earnings. Net cash used in investing activities increased $167 million to $278 million in the 2012 Period as compared to $111 million in the 2011 Period due to increased capital expenditures during the 2012 Period as a result of our 2012 capital plans. Net cash used in financing activities during the 2012 Period totaled $24 million as compared to $19 million in the 2011 Period. The primary use of cash used in financing activities during the 2012 Period was the purchase of common stock for approximately $26 million to offset the impact of 2012 stock-based compensation award grants. In the 2012 Period, additional borrowings on the TLLP Revolving Credit Facility were offset by net repayments on the TPSA Revolving Credit Facility of $67 million. Net cash used in financing activities during the 2011 Period is comprised of repayments of the Junior Subordinated Notes, the 6 1/4% Senior Notes and the TPSA Revolving Credit Facility, offset by proceeds from issuance of common units related to TLLP of $288 million.

Working capital (excluding cash) decreased $31 million in the 2012 Period, primarily related to decreases in crude oil and product prices, which impact inventory values, related payables and trade receivables. The decrease was offset by net repayments of $67 million of short-term borrowings on the TPSA Revolving Credit Facility.

Capital Expenditures

Capital spending during the 2012 Quarter and 2012 Period was $148 million and $250 million, respectively. Our 2012 expected capital spending is approximately $670 million. Our 2012 Quarter, Period and 2012 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of 2012 Quarter Capital Spending	Percent of 2012 Period Capital Spending	Percent of 2012 Expected Capital Spending
Project Category
Regulatory	13%	16%	15%
Sustaining	17%	19%	25%
Income Improvement	70%	65%	60%

The projected cost estimates for significant capital expenditures, including environmental projects, are described below. These projected cost estimates are subject to further review and analysis and permitting requirements. The estimates below exclude capitalized interest and labor costs, however, actual spending amounts below include these costs.

Utah Refinery. We intend to make capital improvements to our Salt Lake City, Utah refinery. The conversion project is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The estimated capital expenditure is approximately $180 million, of which $9 million was spent during the 2012 Period. The conversion project is expected to be completed in two stages in 2013 and 2014.

Martinez Refinery. We intend to make capital improvements to our Avon marine wharf facility. The upgraded facility will allow us to maintain our ability to move products from our refinery, thus supporting higher utilization of our refining assets. The project cost is approximately $125 million. The project is expected to be completed in 2016.

Washington Refinery. We have planned capital expenditures for an unloading facility at the Washington refinery to accommodate a unit train. This facility will allow the supply of crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. We expect to offer the unit train unloading facility to TLLP. The construction of the facility is expected to be completed in September 2012. We expect to spend approximately $60 million on this project, of which $39 million was spent in the 2012 Period.

Wilmington Refinery. We intend to replace the vacuum distillation unit at our Wilmington refinery. The capital investment for the unit upgrade is expected to be approximately $40 million, of which approximately $13 million was spent in the 2012 Period. The project is currently scheduled to be completed in the fourth quarter of 2012.

North Dakota Refinery. We recently completed a capital project to expand the crude oil throughput capacity of the Mandan, North Dakota refinery from 58 Mbpd to 68 Mbpd. The total capital investment for the expansion was approximately $35 million. The expansion allows the refinery to process additional crude oil from the nearby Bakken Shale/Williston Basin area delivered via the High Plains System. We also intend to spend approximately $35 million to expand the diesel desulfurization unit from 17 Mbpd to 22 Mbpd. This project is expected to be complete in the third quarter of 2013.

Retail. We expect to spend approximately $30 million to rebrand retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates. We transitioned 165 of these stations during the 2012 Quarter and the remaining stations will be phased in during the second half of 2012 and during 2014. We expect to spend $23 million related to the rebranding of approximately 175 of these stations in 2012, of which $15 million was spent in the 2012 Period.

We completed the acquisition of 49 retail stations from SUPERVALU, Inc. in the first quarter of 2012. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We spent approximately $4 million to replace the dispensers at these stations and expect to spend approximately $5 million to rebrand the stations, of which $4 million was spent through June 30, 2012.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent approximately $9 million during the first half of 2012 to complete projects at our Alaska, Hawaii and Utah refineries to comply with the regulations. Our California refineries do not require capital spending to meet the benzene reduction standards.

Refinery Turnaround Spending

We spent $190 million for refinery turnarounds and catalysts during the 2012 Period and $64 million during the 2012 Quarter, primarily at our Martinez, Hawaii and Alaska refineries. During the remainder of 2012, we expect to spend approximately $70 million, primarily at our Wilmington and Washington refineries.

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines, and currently and previously owned or operated terminal and retail station properties. The impact of these legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have a material adverse impact on our consolidated financial position, results of operations and liquidity.

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

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 15.2 billion gallons in 2012 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of blending renewable fuels and purchases of Renewable Identification Numbers in the open market. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. We cannot currently predict its impact on our financial position, results of operations and liquidity.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emissions levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. Although a court ruled the LCFS unconstitutional in January 2012, the California Air Resources Board (“CARB”) has appealed the decision. On April 23, 2012 the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, CARB approved cap-and-trade requirements and all of AB 32 related regulations are to be fully implemented by 2020. We cannot predict the ultimate outcome of the court's ruling on the LCFS and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

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

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change, and that additional costs will be recorded as more information becomes available.

Our accruals for environmental expenditures totaled $91 million and $93 million at June 30, 2012 and December 31, 2011, respectively. These accruals include $55 million for both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Certain projects at the Martinez refinery are subject to a cost-share agreement where we are responsible for 75% of the expenditures. Approximately $45 million of our obligations are related to this agreement. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver arising from the April 2010 incident at our Washington refinery (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

We maintain comprehensive property (including business interruption), workers' compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible was satisfied after we exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident.

We have filed business interruption insurance claims related to this incident. We collected $87 million in business interruption insurance recoveries in 2010 and 2011, that relate to downtime from the incident, which were recorded as an offset to cost of sales in the consolidated statement of operations. As of June 30, 2012, certain business interruption claims remain open.

Other Matters

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these matters unless a loss is probable and the amount of loss is currently estimable. On the basis of existing information, we believe that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity or financial position although the resolution of certain of these matters could have a material impact on our interim or annual results of operations.

In October 2011, MF Global Holding Ltd. (“MF Global”), a broker-dealer we used for derivatives transactions, announced filing under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy court for the Southern District of New York. We ceased doing business with MF Global and liquidated all accounts during 2011. In July 2012, we contracted to sell the remaining $24 million in cash collateral held by MF Global for approximately $21 million.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was enacted into federal law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute were approved by the Commodity Futures Trading Commission on October 19, 2011, and are expected to be effective in late 2012. Although we cannot predict the ultimate impact of these rules, which may result in increased hedging costs and cash collateral requirements, we believe it will not have a material adverse impact on our financial position, results of operations or liquidity.

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court, in which the proceeding is now pending. We have established an accrual for this matter and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for these matters and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

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

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 32 million barrels and 31 million barrels at June 30, 2012 and December 31, 2011, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2012, was approximately $52 per barrel on a last-in, first-out (“LIFO”) basis, compared to market prices of approximately $102 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve options, exchange-traded futures, over-the-counter swaps and options, and physical commodity forward purchase and sale contracts, generally with durations of less than two years. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our Tesoro Panama Company S.A. (“TPSA”) inventory, we elected not to designate derivative instruments as fair value hedges during the six months ended June 30, 2012 and 2011. We use fair value hedge accounting for a portion of our TPSA inventory.

Net earnings during the 2012 and 2011 second quarters included net gains of $56 million and $86 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	Three Months Ended
	June 30,
	2012		2011
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain
Unrealized gain (loss) carried on open derivative positions from prior period	3	$(8)	8	$44
Realized gain on settled derivative positions	121	68	124	23
Unrealized gain (loss) on open net short derivative positions	3	(4)	2	19
Net Gain		$56		$86
_______
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at June 30, 2012, will expire at various times primarily during 2012 and 2013. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 3 million barrels at June 30, 2012, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $3 million.

Tesoro Panama Company S.A.

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude oil from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 1.1 million barrels in net open derivative positions at June 30, 2012, entered into to manage exposure to commodity price risks associated with TPSA.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into physical commodity forward purchase and sale contracts (“Forward Contracts”) of Canadian dollars to manage monthly exchange rate fluctuations. We had a $2 million loss related to these transactions for the three months ended June 30, 2012. As of June 30, 2012, we had forward contracts to purchase CAD $52 million and CAD $26 million that matured or will mature on July 25, 2012 and August 24, 2012, respectively. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher accretion expense over time.  The fair value of our debt was estimated primarily using quoted market prices.  The carrying value and fair value of our debt were approximately $1.7 billion and $1.8 billion, respectively, at both June 30, 2012 and December 31, 2011. We currently do not use interest rate swaps to manage our exposure to interest rate risk, however we continue monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

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

During the quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver arising from the April 2010 incident at our Washington refinery (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

In July 2012, we agreed to settle the U.S. Environmental Protection Agency's (“EPA”) allegations concerning alleged violations of the Renewable Fuel Standards (“RFS2”) for $321,000. The allegations relate to our use of renewal identification numbers (“RINs”) that EPA has alleged were fraudulently generated by third parties. We acquired the RINs from third parties to meet our 2010 renewable volumetric obligations to comply with the standard.

In July 2012, we received an offer from the Bay Area Quality Management District to settle 35 notice of violations (“NOV”) for $512,000. The NOVs were issued from November 2009 to July 2011 and allege violations of air quality regulations at our Martinez refinery. We are evaluating the allegations contained in the settlement offer and the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

In July 2012, we reached agreement with the South Coast Air Quality Management District (“District”) to settle NOVs issued by the District between December 2009 and May 2012 at our Wilmington refinery alleging violations of air quality regulations. We have agreed to pay $302,000 in penalties and to undertake supplemental environmental projects valued at $130,000 to enhance air emission monitoring and contribute to local environmental education in the community. In January 2012, we received the initial offer from the District to resolve NOVs issued by the District between December 2009 and February 2011. The final resolution of this matter is pending execution of the settlement agreement and will not have a material impact on our financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney's fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for these matters and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

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

During the first quarter of 2012, we agreed to settle a NOV received from the California State Water Quality Control Board in November 2011, alleging violations of the California Health and Safety Code as a result of a release of naphtha from a tank at our Wilmington refinery. To settle this matter we have agreed to pay $441,000 pending negotiation of the terms of the settlement agreement.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse effect on our business, financial condition and results of operations. For example:

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which would require a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in January 2012, the California Air Resources Board (“CARB”) has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal and we cannot predict the outcome of the pending appeal.

•
In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second renewable fuels standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 15.2 billion gallons in 2012 and rise to 36 billion gallons by 2022.

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
In June 2012, we completed the negotiation of the collective bargaining agreements covering approximately 1,300 full-time represented employees at the six of our seven refineries covered by collective bargaining agreements. The agreements for approximately 1,060 of the employees will expire in the first quarter of 2015. The agreements covering the remaining employees will expire in the second quarter of 2015. We believe that the contracts ratified at these refineries are fair, competitive and consistent with other national agreements accepted by the United Steelworkers union.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended June 30, 2012.

Period	Total Number of Shares Purchased*	Average Price Paid per Share
April 2012	241,100	$24.21
May 2012	633,694	$22.69
June 2012	—	$—
Total	874,794
__________

*
During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We entered into a program to purchase approximately 1.0 million shares during 2012 to offset the impact of 2012 grants under the 2011 Long-Term Incentive Plan.  We purchased 0.7 million shares of common stock for approximately $17 million during the three months ended June 30, 2012, for this program. The remaining shares were acquired from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees.

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

10.2
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

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

10.6
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company. (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.7
Omnibus Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 6, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2012, File No. 1-3473).

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

TESORO CORPORATION

Date:	August 2, 2012	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2012	/s/ G. SCOTT SPENDLOVE
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

10.2
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

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

10.6
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company. (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.7
Omnibus Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 6, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2012, File No. 1-3473).

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