Form 10-Q
period 2012-09-30
TESORO CORP /NEW/
filed 2012-11-01
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________to__________

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

There were 140,435,119 shares of the registrant's Common Stock outstanding at October 29, 2012.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,367	$900
Receivables, less allowance for doubtful accounts	1,584	1,272
Inventories	1,739	1,763
Prepayments and other current assets	166	216
Total Current Assets	4,856	4,151
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	7,440	7,055
Less accumulated depreciation and amortization	(2,099)	(1,907)
Net Property, Plant and Equipment	5,341	5,148
OTHER NONCURRENT ASSETS
Acquired intangibles, net	217	226
Other, net	573	367
Total Other Noncurrent Assets	790	593
Total Assets	$10,987	$9,892

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,531	$2,305
Accrued liabilities	661	526
Current maturities of debt	2	418
Total Current Liabilities	3,194	3,249
DEFERRED INCOME TAXES	949	815
OTHER NONCURRENT LIABILITIES	557	567
DEBT	1,584	1,283
COMMITMENTS AND CONTINGENCIES (Note J)
EQUITY
TESORO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 152,202,267 shares issued (150,733,991 in 2011)	25	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,054	1,000
Retained earnings	3,643	2,944
Treasury stock, 11,907,322 common shares (10,769,510 in 2011), at cost	(256)	(226)
Accumulated other comprehensive loss	(75)	(75)
Total Tesoro Corporation Stockholders' Equity	4,391	3,668
NONCONTROLLING INTEREST	312	310
Total Equity	4,703	3,978
Total Liabilities and Equity	$10,987	$9,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(In millions except per share amounts)
REVENUES (a)	$8,776	$8,101	$24,701	$22,590

COSTS AND EXPENSES:
Cost of sales (a)	7,609	6,980	21,662	19,700
Operating expenses	412	374	1,136	1,117
Selling, general and administrative expenses	129	44	238	166
Depreciation and amortization expense	116	103	328	312
Loss on asset disposals and impairments	4	3	16	60
OPERATING INCOME	506	597	1,321	1,235
Interest and financing costs	(66)	(38)	(136)	(141)
Other income (expense), net	(2)	3	(19)	3
Foreign currency exchange loss	—	—	(1)	(1)
EARNINGS BEFORE INCOME TAXES	438	562	1,165	1,096
Income tax expense	158	210	430	415
NET EARNINGS	280	352	735	681
Less net earnings attributable to noncontrolling interest	7	7	19	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$273	$345	$716	$670
NET EARNINGS PER SHARE:
Basic	$1.96	$2.42	$5.13	$4.71
Diluted	$1.92	$2.39	$5.06	$4.65
WEIGHTED AVERAGE COMMON SHARES:
Basic	139.6	142.5	139.6	142.3
Diluted	142.1	144.1	141.5	144.2

DIVIDENDS PER SHARE	$0.12	$—	$0.12	$—

COMPREHENSIVE INCOME
Total comprehensive income	$280	$352	$735	$681
Less noncontrolling interest in comprehensive income	7	7	19	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$273	$345	$716	$670

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$140	$97	$351	$280
The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2012	2011
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$735	$681
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	328	312
Amortization of debt issuance costs and discounts	9	14
Loss on asset disposals and impairments	16	60
Stock-based compensation expense	93	25
Charges for remaining unamortized debt issue costs and discounts	5	14
Provision for bad debts	2	—
Deferred income taxes	105	174
Excess tax benefits from stock-based compensation arrangements	(7)	(8)
Other changes in noncurrent assets and liabilities	(203)	(73)
Changes in current assets and current liabilities:
Receivables	(314)	(242)
Inventories	31	(450)
Prepayments and other	70	(81)
Accounts payable and accrued liabilities	305	436
Net cash from operating activities	1,175	862
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(382)	(187)
Proceeds from asset sales	3	1
Acquisitions	(39)	—
Advance payment made for BP acquisition	(90)	—
Net cash used in investing activities	(508)	(186)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	1,275	—
Borrowings under revolving credit agreements	185	135
Repayments on revolving credit agreements	(352)	(215)
Repayments of debt	(1,224)	(329)
Dividend payments	(17)	—
Proceeds from stock options exercised	23	7
Proceeds from issuance of common units -Tesoro Logistics LP	—	288
Distributions to noncontrolling interest	(17)	(4)
Purchases of common stock	(31)	(45)
Excess tax benefits from stock-based compensation arrangements	7	8
Payments of debt issuance costs	(22)	—
Financing costs and other	(27)	(34)
Net cash used in financing activities	(200)	(189)

INCREASE IN CASH AND CASH EQUIVALENTS	467	487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	900	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,367	$1,135
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$79	$61
Income taxes paid, net	$161	$144
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of period	$46	$27
Purchases of common stock included in accounts payable at end of period	$—	$56
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

The consolidated balance sheet at December 31, 2011, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 89% and 90% of TLLP’s total revenues for the three and nine months ended September 30, 2012, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event that TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in July 2012 related to testing indefinite-lived intangible assets for impairment. This ASU provides the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company can choose to assess qualitative factors on none, some or all of its indefinite-lived intangible assets. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. Our indefinite-lived intangible assets are immaterial to our condensed consolidated financial statements. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

NOTE B – TESORO LOGISTICS LP

Tesoro Logistics LP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro's refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Its assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, two marine terminals, storage tanks and short-haul pipelines in California, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Effective April 1, 2012, Tesoro entered into a transaction (the “Martinez Marine Terminal Sale”) to sell to TLLP the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) and associated pipelines for $75 million, comprised of $67.5 million in cash financed with borrowings under the senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) and the issuance of equity with a fair value of $7.5 million. The Martinez Crude Oil Marine Terminal consists of a single-berth dock, which has an estimated throughput capacity of approximately 145 thousand barrels per day (“Mbpd”), five associated crude oil storage tanks with a combined capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal.

Effective September 14, 2012, Tesoro entered into a transaction (the “Long Beach Assets Sale”) to sell to TLLP the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles (“LA”) short-haul pipelines (collectively, the “Long Beach Assets”), in exchange for total consideration from TLLP of $210 million, comprised of $189 million in cash financed with borrowings under TLLP’s private placement debt offering and the issuance of TLLP equity with a fair value of $21 million. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock leased from the City of Long Beach, six storage tanks with a combined capacity of 235,000 barrels and six related pipelines with 70 Mbpd throughput capacity connecting our Wilmington refinery to the marine terminal and other third-party facilities.
TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. We do not provide financial or equity support through any liquidity arrangements and/or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under various long-term, fee-based commercial agreements expiring 2016 through 2022, including the following commercial agreements that were entered into in connection with the Martinez Marine Terminal Sale and the Long Beach Assets Sale:

•	a 10- year terminalling use and throughput agreement, effective April 1, 2012, under which TLLP provides terminalling services at the Martinez Crude Oil Marine Terminal;

•	a 10- year berth access, use and throughput agreement, effective September 14, 2012, under which TLLP provides terminalling services at the Long Beach marine terminal; and

•
a 10- year pipeline transportation services agreement, effective September 14, 2012, under which TLLP transports our refined products on two short-haul pipelines from our Wilmington refinery to a third-party terminal.

Each of the agreements with TLLP described above contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to commercial agreements, we are also party to an omnibus agreement with TLLP, which among other things, addresses the payment of an annual fee to us, currently $2.5 million, for the provision of various general and administrative services provided to TLLP. The omnibus agreement was most recently amended in September 2012 (“Amended Omnibus Agreement”) in connection with the Long Beach Assets Sale. Under the Amended Omnibus Agreement, TLLP reimburses us for the provision of certain operational services in support of their pipelines, terminals and storage facility. Additional sales of assets from the Company and its affiliates to TLLP, including the assets in the Martinez Marine Terminal Sale and Long Beach Assets Sale, are governed by the Amended Omnibus Agreement. The fee payable to us for the provision of various general and administrative services under the Amended Omnibus Agreement did not change.

Effective March 30, 2012 and August 17, 2012, TLLP amended the TLLP Revolving Credit Facility with a syndicate of banks and financial institutions. TLLP is an excluded subsidiary under the Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”).

Effective September 14, 2012, TLLP completed a private offering of $350 million aggregate principal amount of 5.875% Senior Notes due 2020 (“TLLP 2020 Notes”). The proceeds of this offering were used to fund TLLP's acquisition of the Long Beach Assets and to repay the outstanding balance on the TLLP Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

For additional information regarding our credit facilities, the TLLP Revolving Credit Facility amendment and the TLLP 2020 Notes, see Note G.

On October 5, 2012, TLLP closed an offering (“TLLP Equity Issuance”) of 4,255,000 common units at a public offering price of $41.80 per unit, which included a 555,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units were approximately $171 million.

As of September 30, 2012, we owned a 53% interest in TLLP, including a 2% general partner interest, which includes 974,077 common units, 15,254,890 subordinated units and 636,307 general partner units. Subsequent to the TLLP Equity Issuance on October 5, 2012, we owned an approximate 47% interest in TLLP, including an approximate 2% general partner interest.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP is a consolidated variable interest entity. With the exception of affiliate balances, which are eliminated upon consolidation, and their impact on equity, the TLLP condensed combined consolidated balance sheets as of September 30, 2012 and December 31, 2011, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	September 30, 2012	December 31, 2011 (a)
	(In millions)
ASSETS
Cash and cash equivalents	$55	$18
Receivables, less allowance for doubtful accounts
Trade	1	4
Affiliate	14	12
Prepayments and other current assets	1	1
Net Property, Plant and Equipment	211	196
Other Noncurrent Assets	9	3
Total Assets	$291	$234
LIABILITIES AND EQUITY
Accounts payable
Trade	$9	$7
Affiliate	5	3
Deferred revenue - affiliate	2	2
Accrued liabilities	3	3
Other noncurrent liabilities	—	2
Debt	350	50
Equity (deficit) (b)	(78)	167
Total Liabilities and Equity	$291	$234
________________

(a)	Adjusted to include the historical results of the Martinez Crude Oil Marine Terminal and Long Beach Assets.

(b)
As TLLP is an entity under common control with Tesoro, TLLP records the assets that it acquires from Tesoro on its balance sheet at historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded within equity. As a result of this accounting treatment, the Martinez Marine Terminal Sale and the Long Beach Assets Sale caused TLLP's equity balance to decrease $196 million from December 31, 2011 to September 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share and per share calculations are presented below (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Basic:
Net earnings attributable to Tesoro Corporation stockholders	$273	$345	$716	$670
Weighted average common shares outstanding	139.6	142.5	139.6	142.3
Basic Earnings Per Share	$1.96	$2.42	$5.13	$4.71
Diluted:
Net earnings attributable to Tesoro Corporation stockholders	$273	$345	$716	$670
Weighted average common shares outstanding	139.6	142.5	139.6	142.3
Common stock equivalents	2.5	1.6	1.9	1.9
Total diluted shares	142.1	144.1	141.5	144.2
Diluted Earnings Per Share	$1.92	$2.39	$5.06	$4.65

Potentially dilutive common stock equivalents consisted of stock options excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common stock during each respective reporting period and the effect of including such securities would have been anti-dilutive. The anti-dilutive stock options were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	1.9	3.1	2.6	3.1

NOTE D – INVENTORIES
Components of inventories were as follows (in millions):

	September 30, 2012	December 31, 2011
Domestic crude oil and refined products	$1,385	$1,273
Foreign subsidiary crude oil	204	346
Materials and supplies	92	87
Oxygenates and by-products	42	43
Merchandise	16	14
Total Inventories	$1,739	$1,763

We use the last-in, first-out cost method as the primary method to determine the cost of crude oil held by our U.S. subsidiaries and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries, oxygenates, and by-products using the first-in, first-out cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $2.1 billion and $1.7 billion at September 30, 2012 and December 31, 2011, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS

We classify financial assets and financial liabilities into the following fair value hierarchy:

•	level 1 - valued based on quoted prices in active markets for identical assets and liabilities;

•	level 2 - valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	level 3 - valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at September 30, 2012 or December 31, 2011. See Note F for further information on the Company’s derivative instruments.

Our derivative instruments consist primarily of options (“Options”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps and options (“OTC Swap Contracts” and “OTC Option Contracts,” respectively), and physical commodity forward purchase and sale contracts (“Forward Contracts”). Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. OTC Swap Contracts, OTC Option Contracts and Forward Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy.

Our RINs obligation represents a liability for the purchase of RINs to satisfy the requirement to blend biofuels into the products we produce.  RINs are assigned to biofuel produced or imported into the U.S. as required by the U.S. Environmental Protection Agency (“EPA”). This requirement was implemented in accordance with the Renewable Fuel Standard of the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota.  To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy the requirement.  Our RINs obligation is based on the amount of RINs we must purchase and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

Financial instruments recognized at fair values in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of September 30, 2012
Assets:
Commodity Futures Contracts	$279	$8	$—	$(229)	$58
Commodity OTC Swap Contracts	—	1	—	(1)	—
Total Assets	$279	$9	$—	$(230)	$58

Liabilities:
Commodity Futures Contracts	$304	$4	$—	$(287)	$21
Commodity OTC Swap Contracts	—	4	—	(1)	3
RINs Obligation	—	2	—	—	2
Total Liabilities	$304	$10	$—	$(288)	$26

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2011
Assets:
Commodity Futures Contracts	$86	$9	$—	$(61)	$34
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$86	$16	$—	$(63)	$39

Liabilities:
Commodity Futures Contracts	$130	$6	$—	$(136)	$—
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	3	—	—	3
Total Liabilities	$130	$13	$—	$(138)	$5
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2012 and December 31, 2011, cash collateral amounts of $58 million and $75 million, respectively, are netted with mark-to-market derivative assets.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We have elected to offset both the fair value amounts, and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty, when there is a legally enforceable right and an intention to settle net or simultaneously.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The fair value of our debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt at September 30, 2012, were approximately $1.6 billion and $1.7 billion, respectively. The carrying value and fair value of our debt at December 31, 2011, were approximately $1.7 billion and $1.8 billion, respectively.

There were no material nonfinancial assets or liabilities that were measured at fair value during the nine months ended September 30, 2012.

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

The primary derivative instruments that we use have the following characteristics. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At September 30, 2012, we had no cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of September 30, 2012 and December 31, 2011. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with or received from brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Mark-to-Market Derivatives (a):
Commodity Futures Contracts	Prepayments and other current assets	$287	$95	$308	$136
Commodity OTC Swap Contracts	Receivables	1	1	—	—
Commodity OTC Swap Contracts	Accounts payable	—	2	4	3
Commodity Forward Contracts	Receivables	—	4	—	—
Commodity Forward Contracts	Accounts payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		288	102	312	140
Less: Counterparty Netting and Cash Collateral (b)		(230)	(63)	(288)	(138)
Total Net Fair Value of Derivatives		$58	$39	$24	$2
________________

(a)
The above fair values are presented as gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the condensed consolidated balance sheet.

(b)	As of September 30, 2012 and December 31, 2011, cash collateral amounts of $58 million and $75 million, respectively, are being netted with mark-to-market derivative assets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three and nine months ended September 30, 2012 and 2011, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Mark-to-Market Derivatives:	2012	2011	2012	2011
Commodity Futures Contracts	$(60)	$89	$(22)	$121
Commodity OTC Swap Contracts	(4)	20	(10)	21
Commodity Forward Contracts	(5)	1	(2)	—
Foreign Currency Forward Contracts	1	(4)	—	(5)
Total Mark-to-Market Derivatives	$(68)	$106	$(34)	$137

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Income Statement Location:	2012	2011	2012	2011
Revenues	$(17)	$14	$4	$14
Cost of sales	(52)	96	(38)	128
Foreign currency exchange loss	1	(4)	—	(5)
Total Gain (Loss) on Mark-to-Market Derivatives	$(68)	$106	$(34)	$137

Gains (losses) on our derivatives designated for hedge accounting during the three and nine months ended September 30, 2012 and 2011, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Derivatives Designated for Hedge Accounting:	2012	2011	2012	2011
Commodity Futures Contracts (a):
Recognized in Income on Derivatives	$—	$2	$—	$5
Recognized in Income on Hedged Item	—	—	—	(4)
Recognized in Income on Ineffective Portion of Derivative (b)	—	2	—	1
________________

(a)	Gains (losses) recognized in income on the derivative and the hedged item are included in cost of sales in the statements of condensed consolidated operations.

(b)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Open Long (Short) Positions

All of our open positions are scheduled to mature within 18 months. As of September 30, 2012, we had open forward contracts to purchase CAD $36 million and CAD $33 million that mature on October 25, 2012 and November 26, 2012, respectively. We did not have any open contract volumes designated for fair value hedge accounting as of September 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of September 30, 2012 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2012	(6,220)
2013	144
Swaps
2012	(50)
Forwards
2012	360
Options
2012	10

NOTE G – DEBT

Our total debt at September 30, 2012 and December 31, 2011, was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2012	December 31, 2011
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility	—	117
TLLP Revolving Credit Facility	—	50
6.250% Senior Notes due 2012	—	299
6.625% Senior Notes due 2015	—	450
4.250% Senior Notes due 2017	450	—
6.500% Senior Notes due 2017	—	473
9.750% Senior Notes due 2019 (net of unamortized discount of $9 million)	291	291
5.875% TLLP Senior Notes due 2020	350	—
5.375% Senior Notes due 2022	475	—
Capital Lease Obligations and Other	20	21
Total Debt	$1,586	$1,701

Credit Facilities Overview

As of September 30, 2012, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (a)	0.21%	1.75%	3.25%	0.75%	0.375%
TLLP Revolving Credit Facility ($300 million) (a)	0.21%	2.50%	3.25%	1.50%	0.50%
________________

(a)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility incur fees at the Eurodollar margin rate.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries excluding Tesoro Logistics GP (“TLGP”) and TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro's active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables. For additional information regarding TLLP, see Note B.

We amended our Revolving Credit Facility in June 2012 and August 2012. The June 2012 amendment provides for the application of certain credit enhancements to transfer the credit risk associated with certain commercial trade receivables. The August 2012 amendment allows Tesoro Canada Supply & Distribution Ltd. and TPSA to become subsidiary guarantors upon the satisfaction of certain conditions, which were satisfied in August 2012. In addition, the August amendment includes changes to financial contracts to reflect updated market standards and to incorporate our risk management policy.

At September 30, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $4.1 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. As of September 30, 2012, we had no borrowings and $1.1 billion in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $777 million or 42% of the eligible borrowing base. The Revolving Credit Facility is scheduled to mature on March 16, 2016.

Our Revolving Credit Agreement and senior notes each limit our restricted payments (as defined) including our ability to pay cash dividends, purchase our common stock or make voluntary repayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of September 30, 2012, our four separate uncommitted letter of credit agreements had $404 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TPSA Revolving Credit Facility

TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement in October 2011. Effective August 16, 2012, we terminated the TPSA revolving credit facility agreement. TPSA had no borrowings under the agreement at the time of termination and did not incur any early termination penalties.

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

TLLP entered into the second amendment to the TLLP Revolving Credit Facility on August 17, 2012, to revise the interest coverage and leverage ratios that TLLP is required to maintain. TLLP used a portion of the proceeds from the TLLP 2020 Notes offering to repay the outstanding balance on the TLLP Revolving Credit Facility during the three months ended September 30, 2012. As of September 30, 2012, TLLP had no borrowings outstanding under this facility.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.250% Senior Notes due November 2012

We redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012 during the three months ended September 30, 2012.

4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022

In September 2012, we issued $450 million aggregate principal amount of 4.250% Senior Notes due 2017 (“2017 Notes”) and $475 million aggregate principal amount of 5.375% Senior Notes due 2022 (“2022 Notes”). We may redeem some or all of the 2017 Notes and 2022 Notes at any time prior to September 1, 2017 and October 1, 2017, respectively, at a make-whole price plus accrued and unpaid interest. From September 1, 2017 through the maturity date of October 1, 2017, the 2017 Notes may be redeemed at a price equal to 100% of the principal amount plus accrued and unpaid interest. The 2022 Notes may be redeemed on or after October 1, 2017 at premiums of 2.688% through September 30, 2018; 1.792% from October 1, 2018 through September 30, 2019; 0.896% from October 1, 2019 through September 30, 2020; and at par thereafter, plus accrued and unpaid interest in all circumstances. In addition, at any time prior to October 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 105.375% of face value with proceeds from certain equity issuances through October 1, 2015.

The 2017 and 2022 Senior Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017

In conjunction with the issuance of the 2017 Notes and 2022 Notes, we commenced offers to purchase (“Tender Offers”) any and all of our $450 million outstanding 6.625% Senior Notes due 2015 and $473 million outstanding 6.500% Senior Notes due 2017. On September 27, 2012, we purchased all of the existing Senior Notes validly tendered pursuant to the Tender Offers for approximately $558 million and deposited with the trustee approximately $412 million to satisfy and discharge remaining obligations for the outstanding notes under optional redemption provisions in the indentures. The aggregate purchase price for these notes totaled approximately $970 million including accrued interest and premiums of $24 million and $23 million, respectively. In addition, we expensed $4 million of remaining unamortized debt issuance costs on these notes.

5.875% TLLP Senior Notes due 2020

Effective September 14, 2012, TLLP completed a private offering of $350 million aggregate principal amount of the TLLP 2020 Notes. The proceeds of this offering were used to fund TLLP’s acquisition of the Long Beach Assets and to repay the outstanding balance on the TLLP Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes prior to October 1, 2016 at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

The TLLP 2020 Notes are subject to a registration rights agreement under which TLLP has agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the TLLP 2020 Notes. The TLLP 2020 Notes also contain customary terms, events of default and covenants. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP 2020 Notes.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2012	December 31, 2011
Refining	$6,475	$6,161
Retail	743	679
Corporate	222	215
Property, plant and equipment, at cost	7,440	7,055
Accumulated depreciation	(2,099)	(1,907)
Net property, plant and equipment	$5,341	$5,148

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $5 million and $4 million for the three months ended September 30, 2012 and 2011, respectively, and $13 million and $11 million for the nine months ended September 30, 2012 and 2011, respectively, and is recorded as a reduction to interest and financing costs.

NOTE I – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $36 million during the nine months ended September 30, 2012 to improve the funded status of the plan.

The components of pension benefit expense and other postretirement benefit expense (income) included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2012 and 2011, were (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Service cost	$7	$7	$21	$21
Interest cost	7	7	22	22
Expected return on plan assets	(6)	(5)	(18)	(15)
Amortization of prior service cost	1	1	1	1
Recognized net actuarial loss	5	5	16	15
Recognized curtailment loss	—	—	—	3
Net Periodic Benefit Expense	$14	$15	$42	$47

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Service cost	$2	$1	$4	$4
Interest cost	1	1	3	3
Amortization of prior service credit	(9)	(9)	(28)	(28)
Recognized net actuarial loss	2	3	8	9
Net Periodic Benefit Income	$(4)	$(4)	$(13)	$(12)

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

Our accruals for environmental expenditures totaled $89 million and $93 million at September 30, 2012 and December 31, 2011, respectively. These accruals include $55 million at the end of both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $55 million accrued, approximately $46 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of these claims did not have a material impact on our financial position, results of operations or liquidity.

We have filed business interruption insurance claims related to down time from this incident and have collected $87 million total in 2010 and 2011. Certain business interruption claims remain open as of September 30, 2012.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court, in which the proceeding is now pending. We have established an accrual for this matter and the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV’s in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - STOCKHOLDERS' EQUITY

See Note L for information relating to stock-based compensation. Changes to equity during the nine months ended September 30, 2012, are presented below:

	Tesoro Corporation Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$3,668	$310	$3,978
Net earnings	716	19	735
Shares issued for equity-based compensation awards	24	—	24
Excess tax benefits from stock-based compensation arrangements	6	—	6
Amortization of equity settled awards	25	—	25
Dividend payments	(17)	—	(17)
Purchases of common stock	(31)	—	(31)
Distributions to noncontrolling interest	—	(17)	(17)
Balance at September 30, 2012	$4,391	$312	$4,703

We issued approximately 1.5 million and 1.6 million shares primarily for stock option exercises under our equity-based compensation plans during the nine months ended September 30, 2012 and twelve months ended December 31, 2011, respectively.

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We purchased approximately 1.0 million shares of our common stock at a weighted average price of $24.81 per share for approximately $26 million during the nine months ended September 30, 2012, to offset the impact of 2012 grants under the 2011 Long-Term Incentive Plan (“2011 Plan”).

In August 2012, our Board of Directors authorized an additional $500 million share repurchase program and the initiation of a regular quarterly cash dividend of $0.12 per share. Under the program, management will purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. On October 31, 2012, our Board of Directors approved an increase of the quarterly cash dividend to $0.15 per share, payable on December 14, 2012 to shareholders of record on November 30, 2012. In September 2012, we paid cash dividends on common stock of $0.12 per share, or $17 million.

Our Revolving Credit Agreement and senior notes each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary repayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions.

NOTE L - STOCK-BASED COMPENSATION

Stock-based compensation expense (credit) included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Stock appreciation rights	$56	$(12)	$59	$10
Performance share awards	6	—	10	1
Market stock units	4	2	10	3
Other stock-based awards	6	—	14	11
Total Stock-Based Compensation Expense (Credit)	$72	$(10)	$93	$25

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $26 million benefit and $4 million expense for the three months ended September 30, 2012 and 2011, respectively, and a benefit of $33 million and $8 million for the nine months ending September 30, 2012 and 2011, respectively. The income tax benefit recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $11 million and $1 million for the three months ended September 30, 2012 and 2011, respectively, and $25 million and $16 million for the nine months ended September 30, 2012 and 2011, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $30 million to settle approximately 1.7 million SARs that were exercised during the nine months ended September 30, 2012. We had $84 million and $55 million recorded in accrued liabilities associated with our SARs awards at September 30, 2012 and December 31, 2011, respectively. A summary of SAR activity is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2012	6,037	$23.72	3.5 years
Exercised	(1,698)	$14.95
Forfeited	(106)	$29.61
Outstanding at September 30, 2012	4,233	$27.09	2.6 years
Vested or expected to vest at September 30, 2012	4,233	$27.09	2.6 years
Exercisable at September 30, 2012	4,101	$27.55	2.5 years

Performance Share Awards

Performance Conditions

We granted performance condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over the three-year period. These performance share awards represent the right to receive a target number of shares that will vest at the end of the performance period and be issued within two and one-half months of the vesting date. The fair value of each performance share award is tied to performance measures estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over the three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group.

Market Conditions

We granted market condition performance share awards under the 2011 Plan in February 2012. The vesting percentages of these equity awards, range from 0-200%, and are tied to market conditions over the three-year performance period. These performance share awards represent the right to receive a target number of shares that will vest at the end of the performance period and be issued within two and one-half months of the vesting date. The fair value of each performance share award is estimated using a Monte Carlo simulation model and is estimated at the end of each reporting period. The estimated fair value of these performance share awards is amortized over the three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized compensation cost related to all non-vested performance share awards totaled $18 million as of September 30, 2012, which is expected to be recognized over a weighted average period of 2.0 years. As of September 30, 2012, the estimated weighted average payout percentage for these awards was approximately 118%. A summary of all performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value

Non-vested at January 1, 2012	274	$31.53
Granted	380	$30.98
Forfeited	(15)	$31.40
Non-vested at September 30, 2012	639	$31.20

Market Stock Units

We granted market stock units under the 2011 Plan in February 2012. These market stock units represent the right to receive a target number of shares that will vest at the end of the three-year performance period. The number of shares ultimately issued will be based on Tesoro's stock price changes over the performance period. The market stock units' potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over the three-year vesting period using the straight-line method. As of September 30, 2012, the estimated weighted average payout percentage for these awards was 162%. Total unrecognized compensation cost related to non-vested market stock units totaled $21 million as of September 30, 2012, which is expected to be recognized over a weighted average period of 2.1 years. The intrinsic value of the outstanding market stock units were $71 million and $9 million as of September 30, 2012 and December 31, 2011, respectively. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted Average Grant- Date Fair Value

Non-vested at January 1, 2012	424	$34.22
Granted	665	$33.93
Forfeited	(50)	$34.14
Non-vested at September 30, 2012	1,039	$34.04

NOTE M - OPERATING SEGMENTS

The Company's revenues are derived from two operating segments, refining and retail. We own and operate seven petroleum refineries located in California, Washington, Alaska, Hawaii, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third-parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and opportunistically exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 18 states. We do not have significant operations in foreign countries. Therefore, revenue generated and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income (expense), foreign currency exchange loss, interest and financing costs, interest income, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues	(In millions)
Refining:
Refined products	$8,451	$7,745	$23,793	$21,650
Crude oil resales and other	171	227	462	568
Retail:
Fuel (a)	1,694	1,382	4,507	3,851
Merchandise and other	65	61	183	170
Intersegment sales from Refining to Retail	(1,605)	(1,314)	(4,244)	(3,649)
Total Revenues	$8,776	$8,101	$24,701	$22,590
Segment Operating Income
Refining (b)	$610	$600	$1,446	$1,302
Retail	18	22	88	62
Total Segment Operating Income	628	622	1,534	1,364
Corporate and unallocated costs (c)	(122)	(25)	(213)	(129)
Operating Income (d)	506	597	1,321	1,235
Interest and financing costs (e)	(66)	(38)	(136)	(141)
Other income (expense), net (f)	(2)	3	(19)	3
Foreign currency exchange loss	—	—	(1)	(1)
Earnings Before Income Taxes	$438	$562	$1,165	$1,096
Depreciation and Amortization Expense
Refining	$97	$91	$282	$276
Retail	10	9	29	28
Corporate	9	3	17	8
Total Depreciation and Amortization Expense	$116	$103	$328	$312
Capital Expenditures
Refining	$116	$69	$328	$162
Retail	14	13	46	20
Corporate	3	4	9	9
Total Capital Expenditures	$133	$86	$383	$191
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes, excluding credits, totaled $140 million and $97 million for the three months ended September 30, 2012 and 2011, respectively, and $351 million and $280 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $48 million for the nine months ended September 30, 2011.

(c)
Includes stock-based compensation expense of $72 million and $92 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of significant increases in Tesoro's stock price during the periods as compared to the three and nine months ended September 30, 2011. For additional information regarding our stock-based compensation expense, see Note L.

(d)	Includes business interruption and property damage insurance recoveries related to the April 2, 2010 incident at the Washington refinery of $37 million for the nine months ended September 30, 2011.

(e)
Includes a charge of $27 million for premiums and unamortized debt issuance costs associated with the redemption of our 6.625% and 6.500% Senior Notes for the three and nine months ended September 30, 2012. Also includes charges of $22 million related to the early redemption of the Junior Subordinated Notes due 2012 and a portion of our 6.250% and 6.500% Senior Notes for the nine months ended September 30, 2011.

(f)	Includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the nine months ended September 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012	December 31, 2011
Identifiable Assets:	(In millions)
Refining	$8,730	$8,152
Retail	778	644
Corporate	1,479	1,096
Total Assets	$10,987	$9,892

NOTE N - ACQUISITIONS

Acquisition of BP's Southern California Refining and Marketing Business

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (“BP Acquisition”). The assets to be acquired include BP’s 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, three marine terminals, four land storage terminals, over one hundred miles of pipelines, four product marketing terminals and approximately 800 dealer-operated retail stations in Southern California, Nevada and Arizona. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand. Additionally, we will acquire the sellers’ 51% ownership in the 400 megawatt gas fueled Watson cogeneration facility; and also a 350,000 metric ton per year anode coke calcining operation, both located near the Carson refinery.

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The purchase and sale agreement required an advance payment of $90 million to secure the acquisition. Upon the closing of the BP Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. We expect that upon closing the BP Acquisition, we will record certain assumed environmental liabilities. We do not expect such liabilities will have a material impact on our liquidity. The BP Acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons).

Retail Acquisition

In January 2012, we acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We assumed the obligations under the seller's leases. SUPERVALU, Inc. retained certain pre-closing liabilities, including environmental matters. We spent approximately $4 million to replace the dispensers at these stations. This acquisition is not material to our condensed consolidated financial statements.

NOTE O - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. As noted in Note G, we redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012 and satisfied our obligations on our 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017, thereby releasing the guarantors of these notes' guarantees. At September 30, 2012, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 53% ownership interest as of September 30, 2012, and other subsidiaries, have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Separate financial statements of Tesoro's subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro's outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2011, we adopted a new accounting standard, which requires companies to report comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance under the new standard also applies to the separate condensed consolidating financial information of the Parent, subsidiary guarantors and non-subsidiary guarantors. The condensed consolidating financial information included in our Annual Report on Form 10-K for the year ended December 31, 2011, does not include this information. In 2011, 2010 and 2009, the only components of other comprehensive income related to our pension and other postretirement benefits, which relate 100% to the Parent. The condensed consolidating financial information below includes this information. For the nine months ended September 30, 2012 and 2011, there are no other comprehensive income items.

Condensed Consolidating Balance Sheet as of September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,066	$301	$—	$1,367
Receivables, less allowance for doubtful accounts	2	1,426	156	—	1,584
Inventories	—	1,535	204	—	1,739
Prepayments and other current assets	82	72	12	—	166
Total Current Assets	84	4,099	673	—	4,856
Net Property, Plant and Equipment	—	5,045	296	—	5,341
Investment in Subsidiaries	5,151	(229)	182	(5,104)	—
Long-Term Receivables from Affiliates	1,973	—	—	(1,973)	—
Other Noncurrent Assets	47	734	119	(110)	790
Total Assets	$7,255	$9,649	$1,270	$(7,187)	$10,987
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$212	$2,659	$321	$—	$3,192
Current maturities of debt	—	2	—	—	2
Total Current Liabilities	212	2,661	321	—	3,194
Long-Term Payables to Affiliates	—	1,918	55	(1,973)	—
Debt	1,326	18	350	(110)	1,584
Other Noncurrent Liabilities	1,326	179	1	—	1,506
Equity-Tesoro Corporation	4,391	4,873	231	(5,104)	4,391
Equity-Noncontrolling interest	—	—	312	—	312
Total Liabilities and Equity	$7,255	$9,649	$1,270	$(7,187)	$10,987

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$805	$95	$—	$900
Receivables, less allowance for doubtful accounts	1	1,189	82	—	1,272
Inventories	—	1,416	347	—	1,763
Prepayments and other current assets	106	88	22	—	216
Total Current Assets	107	3,498	546	—	4,151
Net Property, Plant and Equipment	—	4,925	223	—	5,148
Investment in Subsidiaries	4,436	(284)	282	(4,434)	—
Long-Term Receivables from Affiliates	1,944	—	—	(1,944)	—
Other Noncurrent Assets	42	548	53	(50)	593
Total Assets	$6,529	$8,687	$1,104	$(6,428)	$9,892
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$85	$2,420	$326	$—	$2,831
Current maturities of debt	299	2	117	—	418
Total Current Liabilities	384	2,422	443	—	3,249
Long-Term Payables to Affiliates	—	1,922	22	(1,944)	—
Debt	1,264	19	50	(50)	1,283
Other Noncurrent Liabilities	1,200	177	5	—	1,382
Equity-Tesoro Corporation	3,681	4,147	274	(4,434)	3,668
Equity-Noncontrolling interest	—	—	310	—	310
Total Liabilities and Equity	$6,529	$8,687	$1,104	$(6,428)	$9,892

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$10,942	$654	$(2,820)	$8,776
Costs and expenses	5	10,431	654	(2,820)	8,270
OPERATING INCOME (LOSS)	(5)	511	—	—	506
Equity in earnings (loss) of subsidiaries	278	(1)	27	(304)	—
Other expense	(1)	(66)	(1)	—	(68)
EARNINGS BEFORE INCOME TAXES	272	444	26	(304)	438
Income tax expense (benefit) (a)	(1)	167	(8)	—	158
NET EARNINGS	273	277	34	(304)	280
Less net earnings attributable to noncontrolling interest	—	—	7	—	7
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$273	$277	$27	$(304)	$273

COMPREHENSIVE INCOME
Total comprehensive income	$273	$277	$34	$(304)	$280
Less noncontrolling interest in comprehensive income	—	—	7	—	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$273	$277	$27	$(304)	$273
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,935	$600	$(2,434)	$8,101
Costs and expenses	2	9,385	551	(2,434)	7,504
OPERATING INCOME (LOSS)	(2)	550	49	—	597
Equity in earnings (loss) of subsidiaries	354	(9)	37	(382)	—
Other expense	—	(32)	(3)	—	(35)
EARNINGS BEFORE INCOME TAXES	352	509	83	(382)	562
Income tax expense (a)	—	193	17	—	210
NET EARNINGS	352	316	66	(382)	352
Less net earnings attributable to noncontrolling interest	—	—	7	—	7
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$352	$316	$59	$(382)	$345

COMPREHENSIVE INCOME
Total comprehensive income	$352	$316	$66	$(382)	$352
Less noncontrolling interest in comprehensive income	—	—	7	—	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$352	$316	$59	$(382)	$345
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$30,343	$1,892	$(7,534)	$24,701
Costs and expenses	10	29,040	1,864	(7,534)	23,380
OPERATING INCOME (LOSS)	(10)	1,303	28	—	1,321
Equity in earnings (loss) of subsidiaries	728	(1)	68	(795)	—
Other expense	(3)	(148)	(5)	—	(156)
EARNINGS BEFORE INCOME TAXES	715	1,154	91	(795)	1,165
Income tax expense (benefit) (a)	(1)	439	(8)	—	430
NET EARNINGS	716	715	99	(795)	735
Less net earnings attributable to noncontrolling interest	—	—	19	—	19
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$716	$715	$80	$(795)	$716

COMPREHENSIVE INCOME
Total comprehensive income	$716	$715	$99	$(795)	$735
Less noncontrolling interest in comprehensive income	—	—	19	—	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$716	$715	$80	$(795)	$716
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$28,140	$2,248	$(7,798)	$22,590
Costs and expenses	7	26,965	2,181	(7,798)	21,355
OPERATING INCOME (LOSS)	(7)	1,175	67	—	1,235
Equity in earnings (loss) of subsidiaries	687	(26)	58	(719)	—
Other expense	—	(130)	(9)	—	(139)
EARNINGS BEFORE INCOME TAXES	680	1,019	116	(719)	1,096
Income tax expense (benefit) (a)	(1)	397	19	—	415
NET EARNINGS	681	622	97	(719)	681
Less net earnings attributable to noncontrolling interest	—	—	11	—	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$681	$622	$86	$(719)	$670

COMPREHENSIVE INCOME
Total comprehensive income	$681	$622	$97	$(719)	$681
Less noncontrolling interest in comprehensive income	—	—	11	—	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$681	$622	$86	$(719)	$670
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners' share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$7	$1,056	$112	$—	$1,175
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(361)	(21)	—	(382)
Acquisitions	—	(39)	—	—	(39)
Advance payment made for BP acquisition	—	(90)	—	—	(90)
Proceeds from asset sales	—	3	—	—	3
Intercompany notes, net	288	—	—	(288)	—
Net cash from (used in) investing activities	288	(487)	(21)	(288)	(508)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	925	—	350	—	1,275
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(352)	—	(352)
Repayments of debt	(1,222)	(2)	—		(1,224)
Dividend payments	(17)	—	—	—	(17)
Proceeds from stock options exercised	23	—	—	—	23
Excess tax benefits from stock-based compensation arrangements	—	7	—	—	7
Distributions to noncontrolling interest	—	—	(17)	—	(17)
Purchases of common stock	(31)	—	—	—	(31)
Net intercompany borrowings (repayments)	—	(323)	35	288	—
Borrowings from general partner	60	—	(60)	—	—
Distributions to TLLP unitholders and general partner	8	10	(18)	—	—
Payments of debt issuance costs	(15)	—	(7)	—	(22)
Financing costs and other	(26)	—	(1)	—	(27)
Net cash from (used in) financing activities	(295)	(308)	115	288	(200)
INCREASE IN CASH AND CASH EQUIVALENTS	—	261	206	—	467
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,066	$301	$—	$1,367

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$30	$779	$53	$—	$862
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(184)	(3)	—	(187)
Proceeds from asset sales	—	1	—	—	1
Intercompany notes, net	181	—	—	(181)	—
Net cash from (used in) investing activities	181	(183)	(3)	(181)	(186)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	135	—	135
Repayments on revolving credit agreements	—	—	(215)	—	(215)
Repayments of debt	(328)	(1)	—	—	(329)
Proceeds from stock options exercised	7	—	—	—	7
Purchases of common stock	(45)	—	—	—	(45)
Excess tax benefits from stock-based compensation arrangements	—	8	—	—	8
Distributions to noncontrolling interest	—	—	(4)	—	(4)
Proceeds from issuance of common units Tesoro Logistics LP	—	—	288	—	288
Net intercompany borrowings (repayments)	—	(295)	114	181	—
Borrowings from general partner	50	—	(50)	—	—
Distributions to TLLP unitholders and general partner	128	159	(287)	—	—
Financing costs and other	(23)	(9)	(2)	—	(34)
Net cash from (used in) financing activities	(211)	(138)	(21)	181	(189)
INCREASE IN CASH AND CASH EQUIVALENTS	—	458	29	—	487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,070	$65	$—	$1,135

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 53 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers, while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity; and

•	capture value-driven growth through a focus on our logistics assets, growing our marketing business and other strategic opportunities accretive to shareholder value.

Our goals were focused on these strategic priorities and we accomplished the following in the first nine months of 2012:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth
Decreased manufacturing costs per barrel by approximately 5% compared to the first nine months of 2011	●
Leveraged our logistics operations to strategically source lower cost crude oil and place refined products		●
Completed the expansion of our North Dakota refinery, planned turnaround activity at our Martinez, Hawaii and Alaska refineries and made significant progress on our large capital refinery projects	●			●
Purchased shares of common stock to offset the dilutive effects of new stock-based compensation awards granted in 2012			●
Strengthened refining and marketing integration with the acquisition of 49 retail stations and the successful transition of 174 leased retail stations				●
Completed sales of the Martinez crude oil marine terminal and the Long Beach marine terminal and Los Angeles short-haul pipelines to TLLP				●
Established a $500 million share repurchase program and initiated a quarterly cash dividend to return excess cash to shareholders			●
Redeemed the remaining outstanding 6.250% Senior Notes due 2012, 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017, and completed the issuance of $925 million aggregate principal amount of the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022
●
Entered into an agreement to purchase BP's integrated Southern California Refining and Marketing business	●	●	●	●

Tesoro Logistics LP

At September 30, 2012, we held an approximate 53% interest in Tesoro Logistics LP (“TLLP”), including a 2% interest in the general partner. TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of September 30, 2012, TLLP’s assets consist of a crude oil gathering system in the Bakken Shale/Williston Basin area of North Dakota and Montana, eight refined products terminals in the midwestern and western United States, two marine terminals, storage tanks and short-haul pipelines in California, a crude oil and refined products storage facility and five related short-haul pipelines in Utah.

Effective April 1, 2012, Tesoro entered into a transaction (the “Martinez Marine Terminal Sale”) to sell to TLLP the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) and associated pipelines for $75 million, comprised of $67.5 million in cash financed with borrowings under the senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) and the issuance of equity with a fair value of $7.5 million. The Martinez Crude Oil Marine Terminal consists of a single-berth dock, five crude oil storage tanks with a combined storage capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party marine vessels for delivery to our Martinez refinery and a third-party terminal. Total throughput capacity for the Martinez Crude Oil Marine Terminal is estimated to be approximately 145 thousand barrels per day (“Mbpd”).

Effective September 14, 2012, Tesoro entered into a transaction (the “Long Beach Assets Sale”) to sell to TLLP the Long Beach marine terminal assets and related short-haul pipelines, including the Los Angeles (“LA”) short-haul pipelines (collectively, the “Long Beach Assets”), in exchange for total consideration from TLLP of $210 million, comprised of $189 million in cash financed with borrowings under TLLP's private placement debt offering and the issuance of TLLP equity with a fair value of $21 million. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock leased from the City of Long Beach, six storage tanks with a combined capacity of 235,000 barrels and six related pipelines with 70 Mbpd throughput capacity connecting our Wilmington refinery to the marine terminal and other third-party facilities.

Effective September 14, 2012, TLLP completed a private offering of $350 million aggregate principal amount of 5.875% Senior Notes due 2020 (“TLLP 2020 Notes”). The proceeds of this offering were used to fund the acquisition of TLLP’s Long Beach Assets and to repay the outstanding balance on the TLLP Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

On October 5, 2012, TLLP closed an offering (“TLLP Equity Issuance”) of 4,255,000 common units at a public offering price of $41.80 per unit, which included a 555,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to TLLP from the sale of the units were approximately $171 million. Subsequent to the TLLP Equity Issuance, we owned an approximate 47% interest in TLLP, including an approximate 2% general partner interest.

Unit Train Unloading Facility

We intend to offer the Anacortes, Washington unit train unloading facility to TLLP in the fourth quarter of 2012. We expect to deliver an average of approximately 40 Mbpd in the fourth quarter of 2012 and up to 50 Mbpd by mid-2013 of Bakken crude oil through this facility to our Washington refinery. The construction of the facility was substantially completed in the third quarter of 2012.

Completion of North Dakota Refinery Expansion

We completed a project to expand the crude oil throughput capacity at our Mandan, North Dakota refinery from 58 to 68 Mbpd. The expansion allows the refinery to process additional crude oil from the nearby Bakken Shale/Williston Basin area delivered via the TLLP High Plains System (the “High Plains System”).

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

Hawaii Operations

In January 2012, we announced that we intend to sell our Hawaii operations as part of our strategy to focus on the Mid-Continent and West Coast markets. These assets include our 94 Mbpd Kapolei refinery, 31 retail stations and the associated logistical assets.

Acquisition of BP's Southern California Refining and Marketing Business

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (“BP Acquisition”). The assets to be acquired include BP’s 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, three marine terminals, four land storage terminals, over one hundred miles of pipelines, four product marketing terminals and approximately 800 dealer-operated retail stations in Southern California, Nevada and Arizona. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand. Additionally, we will acquire the sellers’ 51% ownership in the 400 megawatt gas fueled Watson cogeneration facility; and also a 350,000 metric ton per year anode coke calcining operation, both located near the Carson refinery. We expect to realize significant operational synergies through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yield and reductions in manufacturing costs and stationary source air emissions.

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The purchase and sale agreement required an advance payment of $90 million to secure the acquisition. Upon the closing of the BP Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. We expect that upon closing the BP Acquisition, we will record certain assumed environmental liabilities. We do not expect such liabilities will have a material impact on our liquidity. The BP Acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons).

We intend to offer TLLP the integrated logistics system to be acquired in the BP Acquisition in multiple transactions during the first twelve months following the closing of the BP Acquisition. The integrated logistics system includes three marine terminals, four land storage terminals, over 100 miles of pipelines (including connected access to the Los Angeles International Airport) and four product marketing terminals.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

West Coast Average Key Commodity Prices and Differentials
(Dollars per barrel)

Crude Oil and Product Price Analysis

Nationwide unemployment fell to its lowest level in over three years at the end of the third quarter of 2012. In California, a key market area for Tesoro, unemployment dropped to 10.2% at the end of the third quarter of 2012, down from 11.7% at the end of the third quarter of 2011. The drop in unemployment, higher retail margins and unplanned refinery outages contributed to the improved market conditions on the U.S. West Coast. Additionally, emerging markets, primarily in Latin America, have provided an export opportunity for diesel and other light products.

Significant turnaround activity and unplanned refinery outages on the U.S. West Coast reduced production during the first nine months of 2012. The resulting low inventories supported U.S. West Coast benchmark gasoline and distillate margins during the third quarter of 2012. U.S. West Coast benchmark gasoline margins increased to about $19 per barrel in the third quarter of 2012, or a 92% increase from the third quarter of 2011. Similarly, U.S. West Coast diesel fuel margins rose 44% to nearly $23 per barrel, compared to the third quarter of 2011. Crude oil delivery disruptions and maintenance activities in our California region limited our realization of these improved benchmark margins.

Mid-Continent Average Key Commodity Prices and Differentials
(Dollars per barrel)

Our Mid-Continent and Pacific Northwest refineries have benefited from processing crude oils from inland U.S. and Canada, many of which are priced off West Texas Intermediate (“WTI”) crude oil. This benefit is a result of a significant discount on the price of these crude oils compared to the crude oils processed at our California and Mid-Pacific refineries, many of which are priced off Brent crude oil (“Brent”). Historically, the price of WTI crude oil was comparable to Brent, but beginning in 2011 WTI has priced at a significant discount to Brent.

The WTI discount to Brent decreased nearly $7 during the third quarter of 2012 to approximately $17 per barrel, compared to the third quarter of 2011.  This decrease was offset by increased discounts during the third quarter of 2012 of Bakken and Canadian crude oil to WTI. We supply our North Dakota refinery exclusively with Bakken crude oil and our Washington refinery with Canadian Light Sweet crude oil. During the third quarter of 2012, the average discount of Bakken crude oil to WTI increased about $7 per barrel, compared to the third quarter of 2011. The average discount of Canadian Light Sweet crude oil to WTI increased approximately $6 per barrel during the third quarter of 2012 compared to the third quarter of 2011.  We did not recognize the full benefit from these improved benchmark margins as pipeline constraints restricted the amount of Canadian crude oil we supplied to our Washington refinery in the third quarter of 2012.

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

Summary

Our net earnings were $273 million ($1.92 per diluted share) for the three months ended September 30, 2012 (“2012 Quarter”), compared with net earnings of $345 million ($2.39 per diluted share) for the three months ended September 30, 2011 (“2011 Quarter”). The decrease in net earnings of $72 million during the 2012 Quarter was primarily due to the following:

•
an $89 million increase in stock and incentive-based compensation expense, primarily resulting from a significant increase in Tesoro's stock price during the 2012 Quarter as compared to the 2011 Quarter; and

•
a $28 million increase in interest and financing costs primarily due to charges in the 2012 Quarter for premiums and debt issuance costs associated with the early redemption of our 6.625% Senior Notes and 6.500% Senior Notes.

The decrease in net earnings during the 2012 Quarter relative to the 2011 Quarter was partially offset by an increase in gross refining margins of $21 million driven by feedstock advantages partially offset by derivative losses and other losses as a result of crude oil delivery disruptions, maintenance activity and lower pricing for petroleum coke in California in the 2012 Quarter.

For the year-to-date periods, our net earnings were $716 million ($5.06 per diluted share) for the nine months ended September 30, 2012 (“2012 Period”), compared to net earnings of $670 million ($4.65 per diluted share) for the nine months ended September 30, 2011 (“2011 Period”). The increase in net earnings of $46 million during the 2012 Period was primarily due to the following:

•	an increase in gross refining margins of $80 million driven by feedstock advantages partially offset by derivative losses in the 2012 Period;

•	a $48 million impairment charge in the 2011 Period related to a change in scope of a capital project at our Wilmington refinery;

•	a $41 million decrease in manufacturing costs related to lower energy costs during the 2012 Period; and

•	a $26 million increase in retail segment operating income during the 2012 Period as a result of improved market conditions during 2012.

The increase in net earnings during the 2012 Period relative to the 2011 Period was partially offset by the following:

•	a $78 million increase in stock and incentive-based compensation expense, primarily resulting from a significant increase in Tesoro's stock price during the 2012 Period as compared to the 2011 Period;

•	$37 million of property and business interruption insurance recoveries related to the Washington refinery incident collected in the 2011 Period; and

•	net expense of $18 million related to legal matters in the 2012 Period.

Refining Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$8,451	$7,745	$23,793	$21,650
Crude oil resales and other (b)	171	227	462	568
Total Revenues	$8,622	$7,972	$24,255	$22,218
Throughput (thousand barrels per day)
Heavy crude (c)	176	188	164	178
Light crude	413	386	379	369
Other feedstocks	37	35	35	36
Total Throughput	626	609	578	583
% Heavy Crude Oil of Total Refining Throughput (c)	28%	31%	28%	31%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	296	293	282	286
Jet fuel	93	82	83	79
Diesel fuel	150	144	128	134
Heavy fuel oils, residual products, internally produced fuel and other	121	123	116	116
Total Yield	660	642	609	615
Gross refining margin ($/throughput barrel) (d)	$18.32	$18.43	$17.11	$16.53
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$4.42	$4.57	$4.72	$4.96
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices, which approximate market of $1.6 billion and $1.3 billion for the three months ended September 30, 2012 and 2011, respectively, and $4.2 billion and $3.6 billion for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Crude oil resales and other includes third-party revenues earned by TLLP.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(d)
Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. Management uses manufacturing costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate manufacturing costs per barrel; different companies may calculate it in different ways. We calculate manufacturing costs per barrel by dividing manufacturing costs by total refining throughput. Management uses refined product sales margin per barrel to evaluate the profitability of manufactured and purchased refined products sales. There are a variety of ways to calculate refined product sales margin per barrel; different companies may calculate it in different ways. We calculate refined products sales margin per barrel by dividing refined product sales and refined product cost of sales by total refining throughput, and subtracting refined product cost of sales per barrel from refined product sales per barrel. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Refining Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$1,055	$1,034	$2,711	$2,631
Expenses
Manufacturing costs	254	256	748	789
Other operating expenses	79	69	194	176
Selling, general and administrative expenses	12	16	31	32
Depreciation and amortization expense (f)	97	91	282	276
Loss on asset disposals and impairments	3	2	10	56
Segment Operating Income	$610	$600	$1,446	$1,302
Refined Product Sales (thousand barrels per day) (g)
Gasoline and gasoline blendstocks	373	355	358	341
Jet fuel	108	94	98	90
Diesel fuel	176	152	153	140
Heavy fuel oils, residual products and other	83	86	84	82
Total Refined Product Sales	740	687	693	653
Refined Product Sales Margin ($/barrel) (d) (g)
Average sales price	$124.40	$122.78	$125.52	$121.82
Average costs of sales	109.18	109.13	112.46	108.93
Refined Product Sales Margin	$15.22	$13.65	$13.06	$12.89
________________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $1 million for the three months ended September 30, 2011 and increases of $2 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices, which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.60 and $1.55 for the three months ended September 30, 2012 and 2011, respectively, and $1.69 and $1.66 for the nine months ended September 30, 2012 and 2011, respectively.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third-parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per barrel amounts)
California (Martinez and Wilmington)
Refining throughput (thousand barrels per day) (h)	260	247	239	241
Gross refining margin	$290	$338	$750	$1,033
Gross refining margin ($/throughput barrel) (d)	$12.11	$14.90	$11.43	$15.71
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$5.97	$6.51	$6.23	$6.95
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day) (h)	162	169	153	158
Gross refining margin	$259	$234	$722	$617
Gross refining margin ($/throughput barrel) (d)	$17.39	$14.99	$17.21	$14.32
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.78	$3.32	$3.87	$3.44
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day) (h)	78	74	67	70
Gross refining margin	$65	$93	$151	$134
Gross refining margin ($/throughput barrel) (d)	$8.92	$13.58	$8.18	$6.97
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$2.68	$2.93	$3.45	$3.83
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day)	126	119	119	114
Gross refining margin	$441	$368	$1,086	$843
Gross refining margin ($/throughput barrel) (d)	$38.11	$33.51	$33.43	$27.02
Manufacturing cost before depreciation and amortization expense (d) ($/throughput barrel)	$3.12	$3.33	$3.50	$3.57
________________

(h)
We experienced reduced throughput due to scheduled turnarounds at our Martinez refinery during the 2012 first quarter and 2011 second quarter, and our Alaska and Hawaii refineries during the 2012 second quarter.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Overview. Operating income for our refining segment increased by $10 million, or 2%, to $610 million during the 2012 Quarter as compared to the 2011 Quarter. The increase is primarily due to attractive market conditions, an increase in crude oil discounts and higher refinery utilization during the 2012 Quarter, partially offset by losses driven by crude oil delivery disruptions, maintenance activity and derivative losses.

Gross Refining Margins. Our gross refining margin per barrel remained consistent with the 2011 Quarter, decreasing by only $0.11 per barrel, or less than 1%, to $18.32 per barrel in the 2012 Quarter. This decrease is a result of crude oil delivery disruptions, maintenance activity and lower pricing for petroleum coke in California as well as derivative losses throughout the West Coast refining system during the 2012 Quarter. These decreases were partially offset by improved industry gasoline margins and low crude oil cost relative to industry benchmarks.

Strong industry margins in the Mid-Continent and Pacific Northwest markets and lower crude oil cost relative to industry benchmarks allowed us to capture attractive market conditions, resulting in a decrease in crude oil costs at our refineries in those regions. The decrease in crude oil costs combined with increased throughputs resulted in a $73 million increase in gross refining margins in the Mid-Continent. A decrease in prices for Canadian crude oil processed in the Pacific Northwest resulted in a $25 million increase in gross refining margins in the Pacific Northwest.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Our losses totaled $69 million during the 2012 Quarter and gains totaled $112 million during the 2011 Quarter, due to price movements of crude oil and refined products.

Refining Throughput. Total refining throughput increased 17 Mbpd, or 3% to 626 Mbpd, during the 2012 Quarter as compared to the 2011 Quarter. The higher rates at our California and Mid-Continent refineries during the 2012 Quarter were partially offset by lower rates at the Alaska refinery in the 2012 Quarter due to maintenance.

Refined Products Sales. Revenues from sales of refined products increased $706 million, or 9% to $8.5 billion in the 2012 Quarter as compared to the 2011 Quarter, primarily due to increased refined product sales volumes. Total refined product sales increased by 53 Mbpd, or 8%, to 740 Mbpd in the 2012 Quarter as compared to the 2011 Quarter. Refined product sales volumes were supported by increased demand for diesel fuel and gasoline and benefited from an increase in refining and marketing integration driven by the transition of additional retail sites during 2012. Additionally, an increase in average product sales prices of $1.62 per barrel, or 1%, to $124.40 per barrel in the 2012 Quarter as compared to the 2011 Quarter contributed to the increase in revenues from refined product sales.

Costs of Sales and Expenses. Our average costs of sales remained consistent with the 2011 Quarter, increasing by only $0.05 per barrel to $109.18 per barrel during the 2012 Quarter, reflecting an increase in derivative losses partially offset by marginal decreases in crude oil prices. Manufacturing and other operating expenses increased by $8 million to $333 million in the 2012 Quarter as compared to the 2011 Quarter, as a result of higher throughputs in the 2012 Quarter.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Overview. Operating income for our refining segment increased by $144 million, or 11% to $1.4 billion during the 2012 Period as compared to the 2011 Period. The increase is primarily due to increased gross refining margins driven by feedstock advantages from crude oil discounts and a strong margin environment during the 2012 Period.

Gross Refining Margins. Our gross refining margin per barrel increased by $0.58 per barrel, or 4%, to $17.11 per barrel in the 2012 Period as compared to the 2011 Period. The increase reflects strong industry margins in the Mid-Continent and Pacific Northwest markets and lower crude oil cost relative to industry benchmarks partially offset by derivative losses during the 2012 Period. Decreased crude oil costs for our Mid-Continent and Pacific Northwest refineries contributed to strong refining margins for these regions. The significantly higher gross refining margin per barrel positively impacted total Mid-Continent and Pacific Northwest gross refining margins by $243 million and $105 million, respectively during the 2012 Period as compared to the 2011 Period.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. Gains or losses associated with our commodity derivative instruments are included in gross refining margin. Our losses totaled $34 million during the 2012 Period and gains totaled $147 million during the 2011 Period.

Refining Throughput. Total refining throughput decreased 5 Mbpd, or 1%, to 578 Mbpd during the 2012 Period as compared to the 2011 Period due to scheduled turnarounds at our Alaska, Hawaii and Martinez refineries in the 2012 Period, partially offset by a scheduled turnaround at the Martinez refinery in the 2011 Period and increased rates at our Mid-Continent refineries in the 2012 Period.

Refined Products Sales. Revenues from sales of refined products increased $2.1 billion to $23.8 billion in the 2012 Period as compared to the 2011 Period, primarily due to higher average refined product sales prices and increased refined product sales volumes. Total refined product sales increased by 40 Mbpd, or 6%, to 693 Mbpd in the 2012 Period as compared to the 2011 Period. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements. Our average product sales price increased $3.70 per barrel, or 3%, to $125.52 per barrel in the 2012 Period as compared to the 2011 Period.

Costs of Sales and Expenses. Our average costs of sales increased by $3.53 per barrel, or 3%, to $112.46 per barrel during the 2012 Period as compared to the 2011 Period, reflecting higher crude oil prices. Manufacturing and other operating expenses decreased by $23 million, or 2%, to $942 million in the 2012 Period as compared to the 2011 Period related to lower energy costs, primarily natural gas, and lower throughput volumes. The reduction was partially offset by $5 million in property insurance recoveries recorded during the 2011 Period related to the 2010 Washington refinery incident. The loss on asset disposals and impairments in the 2011 Period primarily relates to a change in scope of a capital project at our Wilmington refinery, which resulted in a write-down to fair value of equipment of $48 million.

Retail Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$1,694	$1,382	$4,507	$3,851
Merchandise and other	65	61	183	170
Total Revenues	$1,759	$1,443	$4,690	$4,021
Fuel Sales (millions of gallons)	480	408	1,278	1,142
Fuel Margin ($/gallon) (a)	$0.19	$0.16	$0.21	$0.18
Merchandise Margin	$14	$15	$41	$40
Merchandise Margin (percent of revenues)	25%	27%	26%	26%
Average Number of Stations (during the period)
Company-operated (b)	594	376	500	378
Branded jobber/dealer	792	810	792	773
Total Average Retail Stations	1,386	1,186	1,292	1,151
Segment Operating Income
Gross Margins
Fuel (a)	$90	$67	$264	$201
Merchandise and other non-fuel	22	20	64	58
Total Gross Margins	112	87	328	259
Expenses
Operating expenses	79	50	194	152
Selling, general and administrative expenses	4	5	12	13
Depreciation and amortization expense	10	9	29	28
Loss on asset disposals and impairments	1	1	5	4
Segment Operating Income	$18	$22	$88	$62
________________

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

(b)	Reflects the acquisition of 49 stations from SUPERVALU, Inc. during the 2012 first quarter and the transition of 174 retail stations from Thrifty Oil Co. during the 2012 Period.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Operating Income. Operating income for our retail segment decreased $4 million, or 18%, to $18 million during the 2012 Quarter as compared to the 2011 Quarter as a result of increased expenses to operate stations acquired and transitioned during 2012, discussed below, partially offset by an increase in total gross margin during the 2012 Quarter. Gross margin increased $25 million, or 29%, to $112 million during the 2012 Quarter as compared to the 2011 Quarter. Retail fuel margin per gallon increased 19% to $0.19 per gallon during the 2012 Quarter. Additionally, fuel sales volumes increased 72 million gallons, or 18%, during the 2012 Quarter as compared to the 2011 Quarter reflecting higher volumes as a result of higher average station count from the acquisition and transition of additional retail stations during 2012. Merchandise and other non-fuel gross margin also increased to $22 million during the 2012 Quarter compared to $20 million during the 2011 Quarter due to the higher average station count.

Fuel sales revenues increased $312 million, or 23%, to $1.7 billion in the 2012 Quarter as compared to $1.4 billion in the 2011 Quarter, reflecting increased fuel sales volumes primarily driven by higher average station count during the 2012 Quarter. Operating expenses increased $29 million, or 58%, to $79 million in the 2012 Quarter as compared to $50 million in the 2011 Quarter. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during 2012. Our other expenses remained relatively consistent as compared to the 2011 Quarter.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Operating Income. Operating income for our retail segment increased $26 million, or 42%, to $88 million during the 2012 Period as compared to the 2011 Period. During the 2012 Period, higher retail margins positively impacted operating income. Total gross margin increased $69 million, or 27%, to $328 million during the 2012 Period as compared to the 2011 Period. Retail fuel margin per gallon increased 17% to $0.21 per gallon during the 2012 Period. Additionally, fuel sales volumes increased 136 million gallons, or 12%, during the 2012 Quarter as compared to the 2011 Period reflecting additional volumes as a result of higher average station count from the acquisition and transition of additional retail stations during the 2012 Period. Merchandise and other non-fuel gross margin also increased to $64 million during the 2012 Period compared to $58 million during the 2011 Period due to the higher average station count.

Fuel sales revenues increased $656 million, or 17%, to $4.5 billion in the 2012 Period as compared to $3.9 billion in the 2011 Period, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count during the 2012 Period. Operating expenses increased $42 million, or 28%, to $194 million in the 2012 Period as compared to $152 million in the 2011 Period. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during 2012. Our other expenses remained relatively consistent compared to the 2011 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $85 million, or 193% to $129 million in the 2012 Quarter. The increase was primarily related to higher stock and incentive-based compensation expense which increased by $89 million, of which $68 million is attributable to stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 68% during the 2012 Quarter, as compared to a 15% decrease during the 2011 Quarter.

Our selling, general and administrative expenses increased $72 million, or 43% to $238 million in the 2012 Period from $166 million in the 2011 Period. The increase was primarily attributable to higher stock-based compensation expense, which increased by $68 million, of which $49 million is attributable to stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 79% during the 2012 Period compared to a 5% increase during the 2011 Period.

Interest and Financing Costs. Interest and financing costs increased $28 million, or 74%, to $66 million in the 2012 Quarter from $38 million during the 2011 Quarter. The increase reflects a $27 million charge for premiums paid and unamortized debt issuance costs associated with the redemption of our 6.625% Senior Notes and 6.500% Senior Notes in the 2012 Quarter.

Interest and financing costs decreased $5 million, or 4%, to $136 million in the 2012 Period from $141 million during the 2011 Period. The redemption of the Junior Subordinated Notes and a portion of our 6.250% and 6.500% Senior Notes in the 2011 Period resulted in a decrease in interest expense during the 2012 Period. The decrease in interest expense was partially offset by an increase of $5 million for charges associated with the early redemption of debt during the 2012 Period as compared to the 2011 Period.

Other Income (Expense), Net. Other expense, net totaled $2 million in the 2012 Quarter and $19 million in the 2012 Period and includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the 2012 Period.

Income Tax Provision. Our income tax expense totaled $158 million in the 2012 Quarter versus $210 million in the 2011 Quarter. In the 2012 Period, the income tax expense totaled $430 million versus $415 million in the 2011 Period. The combined federal and state effective income tax rate was 37% and 38% during the 2012 Period and the 2011 Period, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 53 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreement and other sources of capital, may be affected by these conditions.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2012 with $1.4 billion of cash and cash equivalents and no borrowings under the Tesoro Corporation Revolving Credit Facility or the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. As of September 30, 2012, we had available capacity under our credit agreements as follows (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2012	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (a)	$1,850	$—	$1,073	$777
TLLP Revolving Credit Facility	300	—	—	300
Letter of Credit Facilities	896	—	404	492
Total credit agreements	$3,046	$—	$1,477	$1,569
________________
(a)Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of September 30, 2012, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (b)	0.21%	1.75%	3.25%	0.75%	0.375%
TLLP Revolving Credit Facility ($300 million) (b)	0.21%	2.50%	3.25%	1.50%	0.50%
________________

(b)
We have the option to elect if the borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility incur fees at the Eurodollar margin rate.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

We amended our Revolving Credit Facility in June 2012 and August 2012. The June 2012 amendment provides for the application of certain credit enhancements to transfer the credit risk associated with certain commercial trade receivables. The August 2012 amendment allows Tesoro Canada Supply & Distribution Ltd. and Tesoro Panama Company S.A. (“TPSA”) to become subsidiary guarantors upon the satisfaction of certain conditions, which were satisfied in August 2012. In addition, the August amendment includes changes to financial contracts to reflect updated market standards and to incorporate our risk management policy.

At September 30, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $4.1 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. As of September 30, 2012, we had unused credit availability of approximately 42% of the eligible borrowing base.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries excluding TLGP and TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro's active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2012.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of September 30, 2012, our four separate uncommitted letter of credit agreements had $404 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TPSA Revolving Credit Facility

As part of our business strategy, we formed TPSA, a directly and wholly owned subsidiary of Tesoro, to further utilize our leased pipeline and tank facilities in Panama. In October 2011, TPSA amended and restated its 364-day uncommitted, secured revolving credit agreement. Effective August 16, 2012, we terminated the TPSA revolving credit facility agreement. TPSA had no borrowings under the agreement at the time of termination and did not incur any early termination penalties.

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

TLLP entered into the second amendment to the TLLP Revolving Credit Facility on August 17, 2012, to revise the interest coverage and leverage ratios that TLLP is required to maintain. As of September 30, 2012, TLLP had no borrowings outstanding under this facility.

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

Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. We were in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the nine months ended September 30, 2012.

Capitalization

Our capital structure at September 30, 2012, was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2012
Tesoro Corporation Revolving Credit Facility	$—
TLLP Revolving Credit Facility	—
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $9 million)	291
5.875% TLLP Senior Notes due 2020	350
5.375% Senior Notes due 2022	475
Capital lease obligations and other	20
Total Debt	1,586
Stockholders' Equity	4,703
Total Capitalization	$6,289

At September 30, 2012, our debt to capitalization ratio had decreased to 25% compared to 30% at December 31, 2011, reflecting a decrease in total debt and an increase in net earnings during the first nine months of 2012. The reduction in total debt reflects repayment of all outstanding borrowings on the TPSA Revolving Credit Facility, TLLP Revolving Credit Facility and the redemption of our 6.250% Senior Notes during the 2012 Period. The existing 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017 were refinanced through the issuance of the new 4.250% Senior Notes due 2017 (“2017 Notes”) and 5.375% Senior Notes due 2022 (“2022 Notes”). This decrease was partially offset by the issuance of $350 million of Senior Notes issued by TLLP during the 2012 Quarter.

Our Revolving Credit Facility and senior notes each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary repayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or buy back stock under our current programs.

From time to time, we may purchase our 9.750% Senior Notes due in 2019 in the open market or in privately negotiated transactions. The timing and amount of these purchases will depend on available cash, market conditions and other considerations.

6.250% Senior Notes due November 2012

We redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012 during the three months ended September 30, 2012.

4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022

In September 2012, we issued $450 million aggregate principal amount of 4.250% Senior Notes due 2017 and $475 million aggregate principal amount of 5.375% Senior Notes due 2022. The 2017 and 2022 Senior Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017

In conjunction with the issuance of the 2017 Notes and 2022 Notes, we commenced offers to purchase (“Tender Offers”) any and all of our $450 million outstanding 6.625% Senior Notes due 2015 and $473 million outstanding 6.500% Senior Notes due 2017. On September 27, 2012, we purchased all of the existing Senior Notes validly tendered pursuant to the Tender Offers for approximately $558 million and deposited with the trustee approximately $412 million to satisfy and discharge remaining obligations for the outstanding notes under optional redemption provisions in the indentures. The aggregate purchase price for these notes totaled approximately $970 million including accrued interest and premiums of $24 million and $23 million, respectively. In addition, we expensed $4 million of remaining unamortized debt issuance costs on these notes.

5.875% TLLP Senior Notes due 2020

Effective September 14, 2012, TLLP completed a private offering of $350 million aggregate principal amount of the TLLP 2020 Notes. The proceeds of this offering were used to fund TLLP’s acquisition of the Long Beach Assets and to repay the outstanding balance on the TLLP Revolving Credit Facility, with the remaining amounts to be used for general partnership purposes.

The TLLP 2020 Notes are subject to a registration rights agreement under which TLLP has agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the TLLP 2020 Notes. The TLLP 2020 Notes also contain customary terms, events of default and covenants. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP 2020 Notes.

Share Repurchase Programs and Quarterly Cash Dividend

During 2011, our Board of Directors approved a program designed to offset the dilutive effect of future stock-based compensation awards. We purchased approximately 1.0 million shares of our common stock at a weighted average price of $24.81 per share for approximately $26 million during the nine months ended September 30, 2012, to offset the impact of 2012 grants under the 2011 Long-Term Incentive Plan.

In August 2012, our Board of Directors authorized an additional $500 million share repurchase program and the initiation of a regular quarterly cash dividend of $0.12 per share. Under the program, management will purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. On October 31, 2012, our Board of Directors approved an increase of the quarterly cash dividend to $0.15 per share, payable on December 14, 2012 to shareholders of record on November 30, 2012. In September 2012, we paid cash dividends on common stock of $0.12 per share, or $17 million.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash Flows From (Used in):
Operating activities	$1,175	$862
Investing activities	(508)	(186)
Financing activities	(200)	(189)
Increase in Cash and Cash Equivalents	$467	$487

Net cash from operating activities during the 2012 Period totaled $1.2 billion, as compared to net cash from operating activities of $862 million in the 2011 Period. The increase in net cash from operating activities of $313 million was primarily due to a significant increase in inventories of approximately 3.8 million barrels during the 2011 Period as compared to 2012 Period and higher net earnings in the 2012 Period. Net cash used in investing activities increased $322 million to $508 million in the 2012 Period as compared to $186 million in the 2011 Period due to increased capital expenditures during the 2012 Period as a result of our 2012 capital programs and an advance payment of $90 million to secure the BP Acquisition.

Net cash used in financing activities during the 2012 Period totaled $200 million as compared to $189 million in the 2011 Period. The primary use of cash used in financing activities during the 2012 Period was $299 million for the redemption of the remaining 6.250% Senior Notes outstanding, the purchase of common stock for approximately $26 million to offset the impact of 2012 stock-based compensation award grants and dividend payments of $17 million. In the 2012 Period, we issued $925 million aggregate principal amount Senior Notes, the proceeds from which were used to fund the Tender Offers and the redemption of the remaining outstanding 6.625% Senior Notes and 6.500% Senior Notes. Net cash used in financing activities during the 2011 Period is comprised of $178 million for the redemption of a portion of the 6.250% Senior Notes and 6.500% Senior Notes, $150 million for the redemption of the Junior Subordinated Notes, and a reduction in borrowings under the TPSA Revolving Credit Facility of $130 million, offset by proceeds from issuance of common units related to TLLP of $288 million.

Working capital (excluding cash) increased $293 million in the 2012 Period, primarily associated with a decrease in current maturities of debt related to the redemption of the $299 million remaining 6.250% Senior Notes due 2012 and net repayments of $117 million of short-term borrowings on the TPSA Revolving Credit Facility. This decrease was partially offset by increases in trade payables and receivables as a result of increases in crude oil and product prices.

Capital Expenditures

Capital spending during the 2012 Quarter and 2012 Period was $133 million and $383 million, respectively. Our total 2012 expected capital spending is approximately $590 million. Our 2012 Quarter, Period and 2012 full-year expected capital spending amounts are comprised of the following project categories:

	Percent of 2012 Quarter Capital Spending	Percent of 2012 Period Capital Spending	Percent of 2012 Expected Capital Spending
Project Category
Regulatory	18%	17%	20%
Sustaining	24%	20%	25%
Income Improvement	58%	63%	55%

The projected cost estimates for significant capital expenditures, including environmental projects, are described below. These projected cost estimates are subject to further review and analysis and permitting requirements. The estimates below exclude capitalized interest and labor costs; however, actual spending amounts below include these costs.

Utah Refinery. We are making capital improvements to the crude unit, fluid catalytic unit and diesel desulfurizing unit at our Salt Lake City, Utah refinery. This project is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The estimated capital expenditure is approximately $180 million, of which $22 million was spent during the 2012 Period. The project is expected to be completed in two stages in 2013 and 2014. On October 15, 2012, certain non-governmental organizations initiated an administrative proceeding alleging that the Utah Department of Environmental Quality (“UDEQ”) improperly permitted the project. See Other Matters, Environmental for more detail.

Martinez Refinery. We intend to make capital improvements to our Avon marine wharf facility by replacing the dock structures and fire protection equipment. These improvements will allow us to meet regulatory requirements and maintain our ability to move products from our refinery, thus supporting higher utilization of our refining assets. The estimated capital expenditure for the facility is approximately $125 million. The project is expected to be completed in 2016.

Washington Refinery. During the 2012 Quarter, we substantially completed the construction of an unloading facility at the Washington refinery to accommodate unit trains. This facility allows us to supply crude oil from the Bakken Shale/Williston Basin region in North Dakota to our Washington refinery. We expect to offer the unit train unloading facility to TLLP. The estimated capital expenditure is approximately $60 million, of which approximately $55 million has been spent to date.

Wilmington Refinery. We are replacing the vacuum distillation unit at our Wilmington refinery. The capital investment for the unit upgrade is expected to be approximately $40 million, of which approximately $23 million was spent in the 2012 Period. The project is currently scheduled to be completed in the fourth quarter of 2012.

North Dakota Refinery. We completed a capital project to increase the crude oil throughput capacity of our Mandan, North Dakota refinery from 58 Mbpd to 68 Mbpd. Total capital expenditures for the expansion were approximately $35 million. The expansion allows the refinery to process additional crude oil from the nearby Bakken Shale/Williston Basin area delivered via the High Plains System. We also intend to spend approximately $35 million to expand the diesel desulfurization unit from 17 Mbpd to 22 Mbpd. The project is expected to be complete in the second quarter of 2013.

Retail. We expect to spend approximately $30 million to rebrand retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates. We transitioned 174 of these stations during the 2012 Period and the remaining stations will be phased in during 2014. We expect to spend approximately $25 million in 2012 to rebrand these stations, of which approximately $20 million has been spent to date.

We completed the acquisition of 49 retail stations from SUPERVALU, Inc. in the first quarter of 2012. We paid approximately $37 million for the assets, including inventories of approximately $3 million. We spent approximately $4 million to replace the dispensers at these stations and $5 million to rebrand the stations.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent approximately $10 million during the 2012 Period to complete projects at our Alaska, Hawaii and Utah refineries to comply with the regulations. Our California refineries do not require capital spending to meet these standards.

Refinery Turnaround Spending

We spent $11 million during the 2012 Quarter for refinery turnarounds and catalysts and $201 million during the 2012 Period. Spending during the 2012 Period was primarily related to turnarounds at our Martinez, Hawaii and Alaska refineries. During the remainder of 2012, we expect to spend approximately $60 million, primarily at our Wilmington and Washington refineries.

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

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a court ruled the LCFS unconstitutional. CARB has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal. We cannot predict the ultimate outcome of the court's ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

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

Our accruals for environmental expenditures totaled $89 million and $93 million at September 30, 2012 and December 31, 2011, respectively. These accruals include $55 million at the end of both periods, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $55 million accrued, approximately $46 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

In April 2010, the naphtha hydrotreater unit at our Washington refinery was involved in a fire, which fatally injured seven employees and rendered the unit inoperable. Subsequent to the incident, refinery processing was temporarily shut down until November 2010 when the reconstruction was completed.

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of these claims did not have a material impact on our financial position, results of operations or liquidity.

We have filed business interruption insurance claims related to down time from this incident and have collected $87 million total in 2010 and 2011. These insurance recoveries were recorded as an offset to cost of sales in the consolidated statement of operations. Certain business interruption claims remain open as of September 30, 2012,

Other Matters

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was enacted into federal law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute are expected to be effective at the end of 2012 and early 2013. Although we cannot predict the ultimate impact of these rules, which may result in increased hedging costs and cash collateral requirements, we believe it will not have a material adverse impact on our financial position, results of operations or liquidity.

Legal

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron's motion for summary judgment and awarded them $16 million, including interest in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court, in which the proceeding is now pending. We have established an accrual for this matter and the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

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

Environmental

On October 15, 2012, certain non-governmental organizations filed a Request for Agency Action (the "Request”) with the UDEQ concerning our Utah refinery.  The Request challenges the UDEQ's permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the “real party in interest” and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA's claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOV's in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome of these matters will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the prices at which we are able to sell refined products;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	changes in the expected timing of the BP Acquisition, or the value of and benefits derived from the assets we intend to acquire in the BP Acquisition;

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

Prices for refined products are influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 575 thousand barrels per day (“Mbpd”), would change annualized pre-tax operating income by approximately $210 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 31 million barrels at both September 30, 2012 and December 31, 2011, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2012, was approximately $54.97 per barrel on a last-in, first-out (“LIFO”) basis, compared to market prices of approximately $122.81 per barrel. If market prices decline to a level below the LIFO average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve options, exchange-traded futures, over-the-counter swaps and options, and physical commodity forward purchase and sale contracts (“Forward Contracts”), generally with durations of less than 18 months. Our hedging strategies are continuously monitored.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. With the exception of a portion of our Tesoro Panama Company S.A. (“TPSA”) inventory designated as a fair value hedge in 2011, we elected not to designate derivative instruments as fair value hedges during the nine months ended September 30, 2012 and 2011.

Net earnings during the 2012 and 2011 third quarters included a net loss of $69 million and net gain of $112 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

		Three Months Ended September 30,

	2012		2011
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior period	3	$4	2	$(19)
Realized gain (loss) on settled derivative positions	114	(49)	98	73
Unrealized gain (loss) on open net short derivative positions	6	(24)	1	58
Net Gain (Loss)		$(69)		$112
________________
Note: This table includes derivative positions associated with crude oil hedges held by TPSA.

Our open positions at September 30, 2012, will expire at various times primarily during 2012 and 2013. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 6 million barrels at September 30, 2012, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $6 million.

Tesoro Panama Company S.A.

We formed TPSA to use our leased pipeline and tank facilities in Panama by enhancing strategic partnerships, developing economies of scale around freight and storage opportunities, providing discretionary crude oil trading, expanding global commercial relationships and evaluating opportunities to source crude oil from alternative supply markets. We may use our excess storage capacity in Panama to take advantage of contango markets when the price of crude oil is higher in the future than the current spot price. We use commodity derivatives to hedge crude oil held in connection with these arbitrage opportunities. The table above and sensitivity analysis includes approximately 1.1 million barrels in net open derivative positions at September 30, 2012, entered into to manage exposure to commodity price risks associated with TPSA.

In 2011, we used fair value hedge accounting for certain derivative instruments acquired by TPSA and the crude oil inventories underlying these instruments. If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability and any ineffective portion in cost of sales in our statements of consolidated operations.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a gain of $1 million and loss of $4 million related to these transactions for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had Forward Contracts to purchase CAD $36 million and CAD $33 million that matured or will mature on October 25, 2012 and November 26, 2012, respectively. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in lower or higher accretion expense over time.  The fair value of our debt was estimated primarily using quoted market prices.   The carrying value and fair value of our debt at September 30, 2012, were approximately $1.6 billion and $1.7 billion, respectively. The carrying value and fair value of our debt at December 31, 2011, were approximately $1.7 billion and $1.8 billion, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk, however we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

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

During the quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver arising from the April 2010 incident at our Washington refinery (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of these claims did not have a material impact on our financial position, results of operations or liquidity.

In July 2012, we agreed to settle the U.S. Environmental Protection Agency's (“EPA”) allegations concerning alleged violations of the Renewable Fuel Standards (“RFS2”) for $321,100. The allegations relate to our use of Renewal Identification Numbers (“RINs”) that the EPA has alleged were fraudulently generated by third parties. We acquired the RINs from third parties to meet our 2010 renewable volumetric obligations to comply with the standard.

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

In July 2012, we reached agreement with the South Coast Air Quality Management District (“District”) to settle NOVs issued by the District between December 2009 and May 2012 at our Wilmington refinery alleging violations of air quality regulations. We have agreed to pay $302,000 in penalties and to undertake supplemental environmental projects valued at $130,000 to enhance air emission monitoring and contribute to local environmental education in the community. In January 2012, we received the initial offer from the District to resolve NOVs issued by the District between December 2009 and February 2011. The final resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

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

During the first quarter of 2012, we agreed to pay $441,000 settle a NOV received from the California State Water Quality Control Board in November 2011, alleging violations of the California Health and Safety Code as a result of a release of naphtha from a tank at our Wilmington refinery.

We received a NOV from the California Air Resources Board (“CARB”) in April 2011. The CARB alleges certain batches of fuels produced in 2009 and 2010 at our Martinez and Los Angeles refineries violated fuel standards within the California Code of Regulations. We are discussing the resolution of this matter with CARB and believe the ultimate resolution will not have a material impact on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K, other than the changes noted below:

Our proposed BP Acquisition involves risks, including risks that we may not be able to complete the acquisition or successfully integrate the assets we acquire.

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (“BP Acquisition”) and we expect the acquisition to close before mid-2013. The BP Acquisition involves risks associated with acquisitions and integration of acquired assets, including the following:

•
the Federal Trade Commission or the California Attorney General may not approve the acquisition (thereby preventing us from consummating the acquisition), may require that we divest certain assets in order to proceed with the acquisition, or may cause the consummation of the acquisition to occur much later than anticipated;

•	we will have to pay a breakage fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons) prior to the closing of the transaction;

•
our inability to secure sufficient financing on terms acceptable to us for the BP Acquisition or the expansion of operations associated with the assets to be acquired, and the risk that any such financing, even if obtained on acceptable terms, could reduce our creditworthiness and increase our financing costs;

•	the potential for unexpected costs, delays and challenges that may arise in integrating the assets to be acquired into our existing business;

•	challenges related to integrating significant operations that have a company culture that differs from our own;

•	environmental remediation obligations to be assumed by Tesoro costing significantly more than anticipated; and

•	discovery of previously unknown liabilities associated with the assets to be acquired for which we cannot receive reimbursement under applicable indemnification provisions.

Even if we successfully integrate BP’s operations, it may not be possible to realize the full benefits we may expect from operating synergies or other benefits anticipated or realize these benefits within the expected timeframe. Anticipated synergies and benefits may be offset by operating losses relating to changes in commodity prices, industry conditions, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the synergies and benefits we anticipate from the BP Acquisition, our business, results of operations and financial condition may be adversely affected.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which would require a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in December 2011, the California Air Resources Board (“CARB”) has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court's preliminary injunction of CARB's enforcement of the standard pending the appeal and we cannot predict the outcome of the pending appeal.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended September 30, 2012.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
July 2012	—	$—	—	$500
August 2012	—	$—	—	$500
September 2012	542	$40.69	—	$500
Total	542		—	$500
________________
* These shares were acquired from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.
**In August 2012, our Board of Directors authorized an additional $500 million share repurchase program. Under the program, management will purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
2.1
Purchase and Sale Agreement by and between Tesoro Refining and Marketing Company and the Sellers dated as of August 8, 2012. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets to be acquired and the representations and warranties made by the parties to the agreement. The exhibits contain the forms of various agreements, certificates and other documents to be executed and delivered by the parties upon the closing of the transaction. The Company agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 13, 2012, File No. 1-3473).

3.1
Restated Certificate of Incorporation of the Company, dated as of August 10, 2012 (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-3ASR filed on September 13, 2012, File No. 333-183872).

4.1
Indenture, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.2
Registration Rights Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers(incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.3
Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.4
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6 5/8% Senior Notes due 2015 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.5
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6½% Senior Notes due 2017 (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.2
Contribution, Conveyance and Assumption Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.3
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.4
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.5
Amendment No. 1 to the Amended and Restated Omnibus Agreement, dated as of September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.6
Amendment and Restatement of Schedules to the Amended and Restated Omnibus Agreement, dated as of September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.7
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.8
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.9
Long Beach Berth Access Use and Throughput Agreement, executed as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.10
Long Beach Operating Agreement, dated as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.11
Transportation Services Agreement (LAR Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.12
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.13
Amendment No. 2 to TLLP Revolving Credit Agreement, dated as of August 17, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2012, File No. 1-3473).

10.14
Omnibus Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 6, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2012, File No. 1-3473).

10.15
Amendment No. 2 to the Fifth Amended and Restated Credit Agreement dated as of August 7, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 2012, File No. 1-3473).

*#10.16	Tesoro Corporation Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.
# Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	November 1, 2012	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2012	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Purchase and Sale Agreement by and between Tesoro Refining and Marketing Company and the Sellers dated as of August 8, 2012. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Purchase and Sale Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets to be acquired and the representations and warranties made by the parties to the agreement. The exhibits contain the forms of various agreements, certificates and other documents to be executed and delivered by the parties upon the closing of the transaction. The Company agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 13, 2012, File No. 1-3473).

3.1
Restated Certificate of Incorporation of the Company, dated as of August 10, 2012 (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-3ASR filed on September 13, 2012, File No. 333-183872).

4.1
Indenture, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.2
Registration Rights Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers(incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.3
Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.4
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6 5/8% Senior Notes due 2015 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.5
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6½% Senior Notes due 2017 (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

10.1
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.2
Contribution, Conveyance and Assumption Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.3
Amendment No. 1 to Omnibus Agreement, dated as of February 28, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.4
Amended and Restated Omnibus Agreement, effective April 1, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.5
Amendment No. 1 to the Amended and Restated Omnibus Agreement, dated as of September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.6
Amendment and Restatement of Schedules to the Amended and Restated Omnibus Agreement, dated as of September 14, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.7
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.8
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.9
Long Beach Berth Access Use and Throughput Agreement, executed as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.10
Long Beach Operating Agreement, dated as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.11
Transportation Services Agreement (LAR Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.12
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.13
Amendment No. 2 to TLLP Revolving Credit Agreement, dated as of August 17, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2012, File No. 1-3473).

10.14
Omnibus Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 6, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2012, File No. 1-3473).

10.15
Amendment No. 2 to the Fifth Amended and Restated Credit Agreement dated as of August 7, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 2012, File No. 1-3473).

*#10.16	Tesoro Corporation Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.
# Compensatory plan or arrangement.