Form 10-K
period 2012-12-31
TESORO CORP /NEW/
filed 2013-02-22
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

At June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.5 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 18, 2013, there were 137,424,287 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 34.
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

Tesoro Corporation (“Tesoro”) was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment, which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within our markets. Our refining operating segment also includes our logistics assets, which include the assets of Tesoro Logistics LP (“TLLP”), a publicly traded limited partnership. Tesoro Logistics GP, LLC, Tesoro’s 100% consolidated subsidiary, serves as the general partner of TLLP. Our retail operating segment sells transportation fuels and convenience products in 18 states through a network of 1,402 retail stations, primarily under the Tesoro®, Shell®, and USA GasolineTM brands. See Notes Q and T to our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828 and our telephone number is (210) 626-6000. Our common stock trades on the New York Stock Exchange under the symbol TSO. We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct, code of business conduct and ethics for senior financial executives and our Board of Director committee charters on our website.

REFINING
Tesoro Refinery Locations

ANACORTES, WASHINGTON
KENAI, ALASKA
MANDAN, NORTH DAKOTA
SALT LAKE CITY, UTAH
MARTINEZ, CALIFORNIA
WILMINGTON, CALIFORNIA
KAPOLEI, HAWAII

Overview

We currently own and operate seven petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. During 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business, (the “Carson Acquisition”), which includes BP’s 266 thousand barrels per day (“Mbpd”) Carson refinery. See additional discussion below under Refining Acquisition. In addition, we recently announced that we will cease refining operations at our Hawaii refinery in April 2013, and begin the process of converting the refinery to an import, storage and distribution terminal. See additional discussion below under Mid-Pacific Refinery.

Our refineries produce a high proportion of the transportation fuels that we sell. Our seven refineries have a combined crude oil capacity of 675 Mbpd. Crude oil capacity and throughput rates of crude oil and other feedstocks by refinery are as follows:

		Throughput (Mbpd)
Refinery	Crude Oil Capacity (Mbpd)	2012	2011	2010
California
Martinez	166	138	140	124
Wilmington	97	104	101	99
Pacific Northwest
Washington (a)	120	107	98	39
Alaska	72	48	55	54
Mid-Pacific
Hawaii	94	68	71	64
Mid-Continent
North Dakota	68	64	59	50
Utah	58	56	55	50
Total (b)	675	585	579	480
________________

(a)	Our Washington refinery was temporarily shut down from April 2010 to November 2010.

(b)
See discussion regarding changes in total refining throughput in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Total capacity has not been reduced to reflect the planned closure of our Hawaii refinery in April 2013.

Feedstock Purchases.  We purchase crude oil and other feedstocks from domestic and foreign sources either through term agreements with renewal provisions or in the spot market. We purchase approximately 36% of our crude oil under term agreements with renewal options, which are primarily short-term agreements priced at market. We purchase domestic crude oil produced primarily in California, North Dakota and Alaska. We purchase foreign crude oil produced primarily in South America, Russia and Canada. Sources of our crude oil purchases were as follows:

Crude Oil Source	2012	2011	2010
Domestic	59%	58%	65%
Foreign	41	42	35
Total	100%	100%	100%

Our refineries process both heavy and light crude oil. Light crude oil, when refined, produces a higher proportion of high value transportation fuels such as gasoline, diesel and jet fuel, and as a result are typically more expensive than heavy crude oil. In contrast, heavy crude oil produces more low value by-products and heavy residual oils. These lower value products can be upgraded to higher value products through additional, more complex and expensive refining processes. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2012		2011		2010
	Volume	%	Volume	%	Volume	%
California
Heavy crude (a)	151	62	156	65	161	72
Light crude	67	28	60	25	42	19
Other feedstocks	24	10	25	10	20	9
Total	242	100	241	100	223	100
Pacific Northwest
Heavy crude (a)	4	2	3	2	1	1
Light crude	142	92	144	94	87	94
Other feedstocks	9	6	6	4	5	5
Total	155	100	153	100	93	100
Mid-Pacific
Heavy crude (a)	6	9	12	17	19	30
Light crude	62	91	59	83	45	70
Total	68	100	71	100	64	100
Mid-Continent
Light crude	116	97	110	96	96	96
Other feedstocks	4	3	4	4	4	4
Total	120	100	114	100	100	100
Total Refining Throughput
Heavy crude (a)	161	28	171	30	181	38
Light crude	387	66	373	64	270	56
Other feedstocks	37	6	35	6	29	6
Total	585	100	579	100	480	100
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Refined Products.  The total products produced in the refining and manufacturing processes are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but may also include other products including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refining yield by region is summarized below (in Mbpd):

	2012		2011		2010
	Volume	%	Volume	%	Volume	%
California
Gasoline and gasoline blendstocks	132	51	134	51	124	51
Jet fuel	21	8	20	8	19	8
Diesel fuel	61	23	63	24	54	22
Heavy fuel oils, residual products, internally produced fuel and other	48	18	45	17	47	19
Total	262	100	262	100	244	100
Pacific Northwest
Gasoline and gasoline blendstocks	69	43	66	42	34	35
Jet fuel	31	19	30	19	24	25
Diesel fuel	25	16	27	17	11	12
Heavy fuel oils, residual products, internally produced fuel and other	35	22	35	22	27	28
Total	160	100	158	100	96	100
Mid-Pacific
Gasoline and gasoline blendstocks	20	29	19	26	15	23
Jet fuel	19	27	18	25	15	23
Diesel fuel	13	18	13	18	12	19
Heavy fuel oils, residual products, internally produced fuel and other	18	26	22	31	23	35
Total	70	100	72	100	65	100
Mid-Continent
Gasoline and gasoline blendstocks	69	56	66	56	59	57
Jet fuel	12	10	11	9	10	10
Diesel fuel	33	26	32	27	26	25
Heavy fuel oils, residual products, internally produced fuel and other	10	8	10	8	9	8
Total	124	100	119	100	104	100
Total Refining Yield
Gasoline and gasoline blendstocks	290	47	285	47	232	46
Jet fuel	83	14	79	13	68	13
Diesel fuel	132	21	135	22	103	20
Heavy fuel oils, residual products, internally produced fuel and other	111	18	112	18	106	21
Total	616	100	611	100	509	100

Marine. We time charter tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. The charters will expire between 2013 and 2014 unless we exercise renewal options. We also time charter barge and tug units and assist tugs with varying terms ending in 2013 through 2016. All of our time chartered tankers and barges are double-hulled.

California Refineries

Martinez

Refining.  Our 166 Mbpd Martinez refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. In 2012, we sourced crude oil for our Martinez refinery from California, South America, Russia and other foreign and domestic locations. We also supplied the refinery with limited amounts of Bakken crude oil and intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking and alkylation units. The refinery produces a high proportion of transportation fuels, including cleaner-burning California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Logistics.  We receive crude oil through the Martinez crude oil marine terminal operated by TLLP, which is located on land leased by us near our Martinez refinery. We lease an additional marine terminal, which includes a dock and related pipelines and receives refined products from the refinery through interconnecting pipelines for delivery to third-party marine vessels. This facility provides access through the San Francisco Bay, enabling us to ship and receive refined products and receive crude oil.  The refinery can also receive or ship crude oil and refined products through a third-party marine terminal at Martinez.  In addition, we receive California crude oil and ship refined products via truck and third-party pipelines while liquefied petroleum gases are transported via truck or rail.

We operate a refined products terminal at our Martinez refinery, which includes a truck loading rack with three loading bays that allows us to receive refined products through interconnecting pipelines from the refinery. Additionally, TLLP operates a leased refined products terminal in Stockton, California. We distribute refined products through these and third-party terminals in our market areas and through purchase and exchange arrangements with other refining and marketing companies. We also lease third-party clean product tanks with access to the San Francisco Bay.

Wilmington

Refining.  Our 97 Mbpd Wilmington refinery is located in Wilmington, California on approximately 300 acres about 20 miles south of Los Angeles. In 2012, we sourced crude oil for our Wilmington refinery from California as well as foreign locations. The Wilmington refinery also processes intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and petroleum coke.

Logistics.  We receive crude oil and other feedstocks and ship refined products through the Long Beach marine terminal operated by TLLP, which is located on land leased by us. Our Wilmington refinery can also receive crude oil from the San Joaquin Valley and the Los Angeles Basin and ship refined products from the refinery through third-party pipelines. TLLP owns and operates a refined products terminal adjacent to our Wilmington refinery. We distribute refined products through TLLP’s terminals, third-party terminals in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We also lease refined product storage tanks at third-party terminals in Southern California, the majority of which have access to marine terminals.

Pacific Northwest Refineries

Washington

Refining. Our 120 Mbpd Anacortes, Washington refinery is located in northwest Washington on approximately 950 acres about 70 miles north of Seattle. In 2012, we sourced crude oil for our Washington refinery from Canada, Russia, Alaska and other foreign locations. We also supplied the refinery with Bakken crude oil and intermediate feedstocks, primarily heavy vacuum gas oil, produced by some of our other refineries or purchased in the spot-market. The refinery’s major processing units include crude distillation, vacuum distillation, deasphalting, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units, which enable us to produce a high proportion of transportation fuels, such as gasoline including CARB gasoline and components for CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas and asphalt.

Logistics.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. We also recently completed construction of a 50 Mbpd crude oil rail car unloading facility which allows us to receive Bakken crude oil into the Anacortes refinery. Construction was completed in September 2012 with throughput ramping up to more than 40 Mpbd by the end of the year. We sold the rail unloading facility to TLLP in November 2012 for $180 million. We also receive crude oil and feedstocks through our Washington refinery’s crude oil and refined products marine terminal, which includes four storage tanks for crude and heavy products. Butanes and crude oil are received via rail, and propane is transported via rail and truck from the refinery.

The refinery ships gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Oregon. We also deliver refined products through our marine terminal via ships and barges to West Coast and other Pacific Rim markets. We operate truck terminals for distillates, propane and asphalt at our Washington refinery and a refined products terminal at Port Angeles, Washington, all of which are supplied primarily by our refinery. We also distribute refined products through third-party terminals in our market areas, and through purchases and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 60 miles southwest of Anchorage. In 2012, we sourced crude oil for our Alaska refinery from Alaska and foreign locations. The refinery’s major processing units include crude distillation, vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units, which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Logistics.  We receive crude oil into our Kenai marine terminal, which includes a single-berth dock and storage facility with five crude oil storage tanks, by tanker and through our owned and operated crude oil pipeline. We operate two crude oil pipelines, an 18-mile line from Swanson River field and a 4-mile line from the Middle Ground Shoals on the east side of Cook Inlet. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to TLLP and third-party terminal facilities in Anchorage and to the Anchorage International Airport. This 69-mile pipeline has the capacity to transport approximately 48 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both of our owned pipelines are subject to regulation by various state and local agencies. We also deliver refined products through our Kenai marine terminal and from the Port of Anchorage marine facility to customers via ships and barges.

We operate a refined products terminal at Nikiski, which includes a truck loading rack with two loading bays and six above-ground refined products storage tanks, and is supplied by our Alaska refinery. Additionally, our Alaska refinery supplies fuels to TLLP’s Anchorage terminal. We also distribute refined products through a third-party terminal, which is supplied through an exchange arrangement with another refining company.

Mid-Pacific Refinery

Hawaii

In January 2013, we announced that we intend to cease refining operations at our Hawaii refinery in April 2013, and begin the process of converting the refinery to an import, storage and distribution terminal. We plan to maintain the existing distribution system to support marketing operations and fulfill supply commitments while continuing to offer the terminal, distribution and retail assets for sale. The Hawaii operations include our 94 Mbpd Kapolei refinery located on 130 acres about 20 miles west of Honolulu. The refinery is supported by a network of logistics assets and approximately 30 retail stations.

Logistics.  We transport crude oil to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery. We own and operate a refined products pipeline from our Hawaii refinery to the Sand Island terminal, which we operate, and to third-party terminals on the island of Oahu. Furthermore, our four refined products pipelines connect the Hawaii refinery to Barbers Point Harbor, approximately three miles away, where refined products are loaded on ships and barges to transport to the neighboring islands. The Barbers Point Harbor pipelines are also connected to other third-party origination and destination points. We operate a proprietary trucking business at our Hawaii refinery to transport refined products to other customers.

We operate refined products terminals on Maui and on the Big Island of Hawaii and operate a diesel terminal on Oahu. We also have an aviation fuel terminal on Kauai, and distribute refined products from our refinery to customers through third-party terminals in our market areas.

Mid-Continent Refineries

North Dakota

Refining.  Our 68 Mbpd North Dakota refinery is located on the Missouri River near Mandan on approximately 950 acres. In 2012, we supplied our North Dakota refinery primarily with Bakken crude oil. The refinery also has the ability to access other crude oil supplies, including Canadian crude oil. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

We completed a project to expand the crude oil throughput capacity at our North Dakota refinery from 58 to 68 Mbpd in 2012. The expansion allows the refinery to process additional crude oil from the nearby Williston Basin delivered via TLLP’s crude oil gathering system in North Dakota and Montana (the “High Plains System”).

Logistics.  Our North Dakota refinery’s crude oil supply is gathered and transported to us by TLLP’s High Plains System. This system includes both pipeline and truck gathered barrels and can also supply crude oil from other sources, including Canada, through third-party pipeline connections.

We distribute a significant portion of our refinery’s production through a third-party refined products pipeline system, which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. Most of the gasoline and distillate products from our refinery can be shipped through that pipeline system to third-party terminals. We also distribute our refined products through TLLP’s terminal at our North Dakota refinery and through third-party terminals in our market area.

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on approximately 150 acres. In 2012, we sourced our crude oil for our Utah refinery primarily from Colorado, Wyoming, Utah and Canada. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas. We are making capital improvements to the Utah refinery designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd.
Logistics.  Our Utah refinery receives crude oil primarily through third-party pipelines from oil fields in Utah, Colorado, Wyoming and Canada. We use trucks to supply the remainder of our Utah refinery’s crude oil requirements. We distribute the refinery’s production through a system of terminals and pipelines owned and operated by both TLLP and third parties, primarily in Utah, Idaho and eastern Washington. The third-party pipeline systems used by the Utah refinery include the pipeline system TLLP plans to purchase from Chevron Pipe Line Company, described below. TLLP’s terminals include one adjacent to the refinery and two others located in Boise and Burley, Idaho.

Carson Acquisition

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business. The assets to be acquired include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, three marine terminals, four land storage terminals, over one hundred miles of pipelines and four product marketing terminals. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 800 branded dealer-operated and branded wholesale stations in Southern California, Nevada and Arizona. Additionally, we will acquire a 51% ownership in the 400 megawatt gas fueled Watson cogeneration facility; and also a 350,000 metric ton per year anode coke calcining operation, both located near the Carson refinery.

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The inventory value announced in August 2012 was estimated at $1.3 billion. The purchase and sale agreement provides for a $100 million reduction in the purchase price upon meeting certain conditions as defined in the agreement. This acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement also required an advance payment of $90 million and provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons). In the event a break-up fee is required, the advance payment of $90 million will be applied to the amount due.

Tesoro Logistics LP

TLLP completed its initial public offering in April 2011. Tesoro Logistics GP, LLC, a 100% consolidated subsidiary, serves as the general partner of TLLP. Headquartered in San Antonio, Texas, TLLP’s crude oil gathering assets include the High Plains System, consisting of approximately 700 miles of common carrier pipeline (the “High Plains Pipeline”), related storage assets and a truck-based crude oil gathering operation in the Williston Basin. Its terminalling, transportation and storage assets include eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals in California and a rail car unloading facility in Washington.
TLLP intends to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP’s expansion of the logistics business will allow us to optimize the value of our assets within the midstream and downstream value chain.
During 2012, TLLP expanded its business through three separate transactions with Tesoro:

•
Effective April 1, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Martinez crude oil marine terminal assets (collectively, the “Martinez Marine Terminal”) and associated pipelines in exchange for $75 million. The Martinez Marine Terminal consists of a single-berth dock, five associated crude oil storage tanks, two firewater tanks and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal.

•
Effective September 14, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Long Beach marine terminal assets and related short-haul pipelines (collectively, the “Long Beach Assets”), in exchange for total consideration from TLLP of $210 million. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock leased from the city of Long Beach, six storage tanks and six related pipelines connecting our Wilmington refinery to the marine terminal and other third-party facilities.

•
Effective November 15, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Anacortes rail car unloading facility assets (the “Anacortes Rail Facility”), in exchange for consideration of $180 million. The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, has a permitted capacity to deliver up to 50 Mbpd of Bakken crude oil to our Washington refinery.

On December 6, 2012, TLLP executed definitive agreements to purchase Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) for a total purchase price of $400 million. The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission (“FERC”) regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate five-mile jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals, which are not subject to FERC regulation. The pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Pocatello, Boise, Pasco and Spokane. The terminals have a total storage capacity of 1.3 million barrels. The transaction is subject to regulatory approval and is expected to close during the first quarter of 2013.

We have agreements with TLLP which establish fees for administrative and operational services provided by Tesoro and its subsidiaries to TLLP, provide indemnifications by Tesoro and its subsidiaries for certain environmental and other liabilities, and establish commercial terms for services provided by TLLP and its subsidiaries to us. TLLP is a variable interest entity as defined under accounting principles generally accepted in the United States of America and is consolidated into our consolidated financial statements. Intercompany transactions with TLLP and its subsidiaries are eliminated in our consolidated financial statements.

Tesoro Panama Company S.A

Tesoro Panama Company S.A. (“TPSA”), a wholly owned subsidiary of Tesoro, has leased access to the Trans-Panama pipeline (the “Panama Pipeline”) and several tanks for a seven-year period expiring in 2017. TPSA is obligated for pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. The Panama Pipeline runs 81 miles long across Panama and has a capacity exceeding 860 Mbpd. This access to the Panama Pipeline allows us to deliver crude oil acquired in Africa, the Atlantic region of South America and the North Sea to refineries in the Pacific basin.

Wholesale Marketing and Refined Product Distribution

We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. We currently sell over 300 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through approximately 75 owned and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are primarily distributed by pipelines, ships, barges, rail cars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, were as follows:

	2012	2011	2010
Refined Product Sales (Mbpd)
Gasoline and gasoline blendstocks	357	341	288
Jet fuel	97	91	92
Diesel fuel	154	143	116
Heavy fuel oils, residual products and other	85	85	76
Total Refined Product Sales	693	660	572

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

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, Hawaii, California, Washington, Utah, Oregon and other western states. We also supply military grade jet fuel to locations in Hawaii and the Northern Great Plains.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii and Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries and we currently are the sole producer of ULSD in Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals in Washington, Alaska and Hawaii. Our Martinez and Wilmington refineries produce petroleum coke that we sell primarily to industrial end-users. Tesoro is also a supplier of liquid asphalt for paving and construction companies in Washington, Alaska and Hawaii.

Sales of Purchased Products.  In the normal course of business we purchase refined products manufactured by others for resale to our customers to meet local market demands. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks mainly in the spot market. Our gasoline and diesel fuel purchase and resale transactions are principally on the West Coast. Our primary jet fuel resale activity consists of supplying markets in Alaska, California, Washington, Hawaii, Oregon and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries’ markets.

RETAIL
Tesoro’s Branded Retail Network

We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for a portion of the transportation fuels produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. As of December 31, 2012, our retail segment included a network of 1,402 branded retail stations primarily under the Tesoro®, Shell® and USA GasolineTM brands. Our retail stations (summarized by type and brand) were located in the following states as of December 31, 2012:

	Type			Brand
State	Company-Operated	Jobber/Dealer	Total	Tesoro (a)	Shell®	USA Gasoline ™	Other	Total
California	432	186	618	—	357	242	19	618
Minnesota	—	188	188	76	112	—	—	188
Idaho	8	115	123	26	94	3	—	123
Utah	29	67	96	40	51	5	—	96
North Dakota	—	94	94	87	7	—	—	94
Alaska	29	48	77	72	—	5	—	77
South Dakota	—	54	54	7	47	—	—	54
Washington	37	14	51	27	—	24	—	51
Other states (b)	60	41	101	33	36	32	—	101
Total	595	807	1,402	368	704	311	19	1,402
________________

(a)	The Tesoro brand includes stores operated under the Tesoro®, Tesoro Alaska® and 2-Go Tesoro® brand names.

(b)	Other states include Hawaii, Oregon, Nevada, Iowa, New Mexico, Wyoming, Colorado, Wisconsin, Nebraska and Arizona.

The following table summarizes certain retail operating information:

	2012	2011	2010

Fuel Revenues (in millions)
Company-operated	$3,695	$2,728	$2,196
Jobber/dealer	2,391	2,367	1,387
Total Fuel Revenues	$6,086	$5,095	$3,583

Number of Branded Retail Stations (end of year)
Company-operated	595	376	381
Jobber/dealer	807	799	499
Total Retail Stations	1,402	1,175	880

Average Number of Branded Retail Stations (during the year)
Company-operated	524	377	383
Jobber/dealer	794	780	499
Total Average Retail Stations	1,318	1,157	882

Fuel Sales (millions of gallons)
Company-operated	953	733	739
Jobber/dealer	787	793	597
Total Fuel Sales	1,740	1,526	1,336

Retail Acquisitions

As discussed above in Refining, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business on August 8, 2012. Retail assets to be purchased in connection with the Carson Acquisition include the ARCO® brand and associated registered trademarks, a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 800 branded dealer-operated and branded wholesale stations in Southern California, Nevada and Arizona.

In January 2012, we acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. We paid approximately $37 million for the assets, including inventories of approximately $3 million.

We entered into an agreement with Thrifty Oil Co. and certain of its affiliates in 2011, to lease a network of retail stations located primarily in southern California. We transitioned 174 of these stations during 2012 with approximately 50 remaining stations to be phased in during 2014.

COMPETITION

The refining industry is highly competitive. Our competitors include a number of companies that have greater financial and other resources. We compete in the world market for the crude oil and feedstocks we process, and then we compete for the customers who purchase our refined products. The availability and cost of crude oil and other feedstocks, as well as the prices of the products we produce, are heavily influenced by global supply and demand dynamics. We obtain all of our crude oil from third-party sources and compete with other refiners for these supplies. We compete with a number of major, integrated multi-national oil companies who can supply their refineries with crude oil from their own production. The peer group of independent refiners has changed significantly in 2012 with additions due to the spin-offs of Phillips 66 by ConocoPhillips and Marathon Petroleum by Marathon Oil Corporation and the removal of Sunoco, Inc. due to its merger with Energy Transfer Partners, L.P.

We sell gasoline through our network of retail stations and on a wholesale basis. We sell most of our distillate production through wholesale channels. We compete with other refiners and with importers for customers in most of our market areas. Competition and concentrations specific to each of our refineries are as follows:

•
Our Martinez, Wilmington and Washington refineries compete with several refiners in the contiguous West Coast states. We periodically export products and our exports to foreign markets have increased over the last three years.

•
Our Alaska refinery competes with three other in-state refineries that together have a crude oil processing capacity of approximately 295 Mbpd. It also competes with refineries on the West Coast. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport.

•
Our Hawaii refinery has access to a large variety of markets for crude oil imports and product exports. Product imports from the U.S. mainland and foreign sources are required to meet the state’s fuel demand. Our jet fuel sales are concentrated at the Honolulu International Airport, where we are the principal supplier. We serve a total of five airports and compete with other suppliers for commercial, freight and U.S. military contracts.

•
Our North Dakota refinery is the only refinery in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and with pipeline supply from the Gulf Coast region. The Midwest region ranks second among the regions in crude oil refining throughput in the United States. This region produces crude oil from the Williston Basin and imports crude oil from Canada.

•
Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 110 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in California, Minnesota, Idaho, Utah, North Dakota and other western states through a network of company-operated retail stations and branded and unbranded Jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to grow their retail fuel business. Some of these competitors are substantially larger than we are and through their greater resources may be better able to withstand volatile market conditions and low profitability.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

All of our operations, like those of other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the environment, including those governing emissions or discharges to the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations may require us to make significant expenditures. For example:

•
The U.S. Environmental Protection Agency (“EPA”) has proposed multiple regulations to control greenhouse gas emissions under the Federal Clean Air Act. The first of these regulations, finalized on April 1, 2010, sets standards for the control of greenhouse gas emissions from light trucks and cars. The U.S. Congress may also consider legislation regarding greenhouse gas emissions in the future.

•
The Energy Independence and Security Act of 2007 mandates the blending of increasing amounts of renewable fuels annually in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers and importers of transportation fuels sold domestically. The EPA implements the renewable fuel standard (“RFS2”) through regulation and requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS2 compliance are uncertain and fluctuate with market dynamics.

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020.

•	In 2013, the EPA is expected to propose a new rule requiring the reduction of the concentration of sulfur in gasoline.

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

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline, rail cars and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products over water involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most petroleum refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. We frequently review and modify our oil spill prevention plans and procedures to prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

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

The services provided by the OSROs principally consist of operating response-related equipment, managing certain aspects of a response and providing technical expertise. The OSROs provide various resources in response to an oil spill. The resources include dedicated vessels that have skimming equipment to recover oil, storage barges to temporarily store recovered oil, containment boom to control the spread of oil on water and land and to protect shorelines, and various pumps and other equipment supporting oil recovery efforts and the protection of natural resources. The OSROs have full-time personnel and contract with third parties to provide additional personnel when needed.

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

Regulation of Pipelines

Our pipeline systems in Alaska are common carriers subject to tariff regulation by various state and local agencies. Operations on portions of our pipelines are regulated by the U.S. Department of Transportation in Alaska, California and Hawaii. In addition, our affiliate TLLP owns and operates the High Plains System, which is subject to tariff regulation by FERC and the North Dakota Public Service Commission in North Dakota and Montana.

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

SEASONALITY

Demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for both the refining and retail segments for the first and fourth quarters are typically lower than the second and third quarters.

EMPLOYEES

At December 31, 2012, we had more than 5,700 full-time employees, approximately 1,350 of whom are covered by collective bargaining agreements. During 2012, we completed the negotiation of collective bargaining agreements that are set to expire in 2015 and cover our full-time represented union employees. We believe that these agreements are fair, competitive and consistent with other national agreements accepted by the United Steelworkers union.

PROPERTIES

Our principal properties are described above under the captions “Refining” and “Retail.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. We are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business primarily under the Tesoro®, Shell® and USA GasolineTM brands through a network of 1,402 retail stations, of which 595 are company-operated. See Notes M and Q to our consolidated financial statements in Item 8.

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

API Gravity - A scale for denoting the lightness or heaviness of crude oil and other liquid hydrocarbons. Calibrated in API degrees (or degrees API), it is used universally to express a crude oil’s relative density in an inverse measure - the lighter the crude, the higher the API gravity, and vice versa.

Calcining - a process whereby green or raw petroleum coke from the refining process is converted to a high grade coke by thermally treating it to remove moisture and volatile combustible matter.  The upgraded high grade calcined coke is typically used by the aluminum industry.

CARB  - California Air Resources Board - Gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.

Cogeneration Facility - A plant that produces both steam and electricity for use in refinery operations or for sale to third parties.

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

Heavy Crude Oil - Crude oil with an API gravity of 24 degrees or less. Heavy crude oil is typically sold at a discount to lighter crude oil.

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

Jobber/Dealer Stations - Retail stations owned by third parties that sell products purchased from or through us and carry one of our brands.

Light Crude Oil - Crude oil with an API gravity greater than 24 degrees. Light crude oil is typically sold at a premium to heavy crude oil.

Manufacturing Costs - Costs associated directly with the manufacturing process including cash operating expenses, but excluding depreciation and amortization.

Mbpd - Thousand barrels per day.

Naphtha - Refined product used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.

Refining Yield - Volumes of product produced from crude oil and feedstocks.

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

Ultra-Low Sulfur Diesel - Diesel fuel produced with lower sulfur content to lower emissions, which is required for on-road use in the U.S.

Unit Train - A train consisting of approximately one hundred rail cars containing a single material (such as crude oil) that is transported by the railroad as a single unit from its origin point to the destination, enabling decreased transportation costs and faster deliveries.

Vacuum Distillation - Distillation under reduced pressure, which lowers the boiling temperature of crude oil in order to distill crude oil components that have high boiling points.

Visbreaking - A thermal cracking process in which heavy atmospheric or vacuum unit residues are cracked at moderate temperatures to increase production of distillate products and reduce viscosity of the distillate residues.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 18, 2013.

Name	Age	Position	Position Held Since
Gregory J. Goff	56	President and Chief Executive Officer	May 2010
Daniel R. Romasko	49	Executive Vice President, Operations	March 2011
Charles S. Parrish	55	Executive Vice President, General Counsel and Secretary	April 2009
G. Scott Spendlove	49	Senior Vice President, Chief Financial Officer	May 2010
David K. Kirshner	56	Senior Vice President, Commercial	October 2011
Arlen O. Glenewinkel, Jr.	56	Vice President and Controller	December 2006
Tracy D. Jackson	43	Vice President and Treasurer	February 2011

There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board of Directors (the “Board”) in conjunction with the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board in the next year or until a successor has been elected or qualified. Positions held for at least the past five years for each of our executive officers are described below (positions, unless otherwise specified, are with Tesoro).

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

Tracy D. Jackson was named Vice President and Treasurer in February 2011. Ms. Jackson served as the Company’s Treasurer starting in November 2010 and the Vice President of Internal Audit beginning in May 2007. Prior to that, she served as Executive Director of Internal Audit at Valero Corporation beginning in May 2005.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 18, 2013:

Steven H. Grapstein	Non-Executive Chairman of the Board of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc.; Director of Mulberry Group plc
Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Non-Executive Chairman of Genel Energy plc; Director of Computer Sciences Corporation
Gregory J. Goff	President and Chief Executive Officer of Tesoro Corporation; Chairman of the Board of Tesoro Logistics, LP; Director of Polyone Corporation
Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of The Babcock & Wilcox Company; Director of Parker Drilling Co.
David Lilley	Former Chairman, President and Chief Executive Officer of Cytec Industries, Inc.; Director of Rockwell Collins, Inc.; Director of Public Service Enterprise Group Incorporated
Mary Pat McCarthy	Former Vice Chairman, KPMG LLP; Director of Mutual of Omaha
J.W. Nokes
Chairman of the Environmental, Health and Safety Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Non-Executive Chairman of Albemarle Corporation

Susan Tomasky	Former President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of Public Service Enterprise Group Incorporated; Director of Summit Midstream Partners, LP
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

In addition, we purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition and results of operations.

Volatile prices for natural gas and electrical power used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

Our proposed Carson Acquisition involves risks, including risks that we may not be able to complete the acquisition or successfully integrate the assets we acquire.

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (the “Carson Acquisition”) and we expect the acquisition to close before mid-2013. The Carson Acquisition involves risks associated with acquisitions and integration of acquired assets, including the following:

•
the Federal Trade Commission or the California Attorney General may not approve the acquisition (thereby preventing us from consummating the acquisition), may require that we divest certain assets in order to proceed with the acquisition, or may cause the consummation of the acquisition to occur much later than anticipated;

•
a significant delay in closing the acquisition could impact our ability to sustain sufficient financing on terms acceptable to us for the Carson Acquisition or the expansion of operations associated with the assets to be acquired;

•	the risk that any such acquisition and expansion financing could reduce our creditworthiness and increase our financing costs;

•	we will have to pay a breakage fee of up to $140 million (to which our advance payment of $90 million will be applied)
in the event that we terminate the agreement (except for termination for specified reasons) prior to the closing of the transaction;

•	the potential for unexpected costs, delays and challenges that may arise in integrating the assets to be acquired into our existing business;

•	challenges related to integrating significant operations that have a company culture that differs from our own;

•	environmental remediation obligations to be assumed by Tesoro costing significantly more than anticipated; and

•	discovery of previously unknown liabilities associated with the assets to be acquired for which we cannot receive reimbursement under applicable indemnification provisions.

Even if we successfully integrate BP’s operations, it may not be possible to realize the full benefits we may expect from operating synergies or other benefits anticipated or realize these benefits within the expected timeframe. Anticipated synergies and benefits may be offset by operating losses relating to changes in commodity prices, industry conditions, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the synergies and benefits we anticipate from the Carson Acquisition, our business, results of operations and financial condition may be adversely affected.

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

Competition from integrated oil companies that produce their own supply of feedstocks, larger independent refiners and from high volume retailers and large convenience store retailing operators who may have greater financial resources, could materially affect our business, financial condition and results of operations.

We compete on a global basis with a number of integrated and nationally owned oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, and as other larger independent refining companies have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations.

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

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of consideration, promulgation or implementation. These include actions to develop national, statewide or regional programs, each of which could require reductions in our greenhouse gas emissions. Requiring reductions in our greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in December 2011, the California Air Resources Board (“CARB”) has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court’s preliminary injunction of CARB’s enforcement of the standard pending the appeal and we cannot predict the outcome of the pending appeal.

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

•
In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second renewable fuels standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022.

In addition, the inability of third parties to manufacture advanced biofuels may prohibit us from meeting the requirements of the Energy Independence and Security Act of 2007.

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

The operation of refineries, pipelines, rail cars and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with any of our refineries, pipelines, rail cars or refined products terminals, or in connection with any facilities which receives our wastes or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our California, Mid-Pacific and Pacific Northwest refineries import crude oil and other feedstocks by tanker. In addition, our Washington refinery receives crude oil by rail car. Transportation and storage of crude oil and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Hawaii, Washington and Alaska. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our refineries to demonstrate in some situations the capacity to respond to a spill up to one million barrels of oil from a tanker and up to 600,000 barrels of oil from an above ground storage tank adjacent to water (a “Worst Case Discharge”) to the maximum extent possible.

We and the owners of tankers we charter have contracted with various spill response service companies in the areas in which we transport and store crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil or refined products, and response services may not respond to a Worst Case Discharge in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge. Additionally, we cannot ensure that all resources of a contracted response service company could be available for our or a chartered tanker owner’s use at any given time. There are many factors that could inhibit the availability of these resources, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal rulings, these resources could be diverted to respond to other global events.

Our operations are also subject to general environmental risks, expenses and liabilities which could affect our results of operations.

From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters, including product liability claims related to the oxygenate methyl tertiary butyl ether. We may become involved in further litigation or other proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

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

We primarily supply our cash needs with cash generated from our operations; however, if the price of crude oil increases significantly, our cash requirements may exceed our cash flow. In such instances, we may not have sufficient borrowing capacity, and may not be able to sufficiently increase borrowing capacity under our existing credit facilities to support our short-term and long-term capital requirements. Debt and equity capital markets continue to be volatile, and we may not be able to secure additional financing on terms and at a cost acceptable to us, if at all. If we cannot generate cash flow and funding is not available when needed, or is available only on unfavorable terms, we may not be able to operate our refineries at the desired capacity, fund our capital requirements, take advantage of business opportunities, respond to competitive pressures or complete our business strategies, which could have a material adverse effect on our business, financial condition and results of operations.

Our inventory risk management activities are designed to manage the risk of volatile prices associated with our physical inventory and may result in substantial derivative gains and losses.

We enter into derivative transactions to manage the risks from changes in the prices of crude oil and refined products.  Our inventory risk management activities are designed to manage the risk stemming from the volatile prices associated with our physical inventories and may result in substantial derivatives gains and losses. We hedge price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows.  Consequently, our derivatives hedging results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions.  Since we only use hedge accounting for certain foreign physical inventories that offset these derivatives transactions, we are not able under accounting principles generally accepted in the United States of America to mark the physical inventory values to market and, as a result, there is frequently a timing difference between the impact on our cash flow and earnings from the derivative transaction versus the offsetting physical inventory balance.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our Washington refinery receives crude oil delivered by a third-party rail carrier. In addition, all of its Canadian crude oil and a significant percentage of its gasoline, diesel fuel and jet fuel are received and distributed through third-party pipelines. Additional supply and distribution of feedstocks and refined products are transported via marine vessels providing additional supply and distribution of feedstocks and refined products. Our Alaska refinery receives most of its crude oil and transports a substantial percentage of its refined products via ships and barges.  Our Hawaii refinery currently receives its crude oil, and in the future we expect it to receive refined products, via ships and barges. Our Utah refinery receives the majority of its crude oil via third-party pipelines and delivers a significant amount of its refined products via a third-party pipeline, which Tesoro Logistics LP (“TLLP”) intends to acquire. Our North Dakota refinery delivers a significant percentage of its refined products via a third-party pipeline system. Our Martinez refinery receives crude oil via a combination of third-party pipelines and marine vessels, and the majority of the refinery's production is delivered via third-party pipelines, ships and barges. Our Wilmington refinery receives crude oil via third-party pipelines and marine vessels, and delivers a substantial percentage of its production via third-party pipelines, terminals, ships and barges.

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

We depend upon TLLP for a substantial portion of the logistics networks that serve our refineries’ supply and distribution needs and have obligations for minimum volume commitments in many of our agreements with TLLP.

TLLP provides our Martinez, Wilmington, Washington, Alaska, North Dakota and Utah refineries with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring in 2016 through 2022. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments.  If we do not satisfy the minimum volume commitments, we will still be responsible for payment for transportation and storage services as if we had utilized such minimum volumes.

TLLP's ability to continue operations could significantly impact their ability to serve our supply and distribution needs.  TLLP's operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	mechanical or structural failures;

•	curtailments of operations relative to severe weather; inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.

In addition, TLLP's operations are subject to environmental regulations affecting pipeline operations.  Any of these events or factors could result in severe damage or destruction to TLLP's assets or the temporary or permanent shut-down of TLLP's pipelines or facilities. If TLLP is unable to serve our supply and distribution network needs, our ability to operate our refineries and transport refined products could be adversely impacted, which could adversely affect our business, financial condition and results of operations.

In addition, we own an approximate 38% interest in TLLP, including the 2% general partner interest. The inability of TLLP to continue operations, or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in TLLP and, because TLLP is a consolidated variable interest entity, our business, financial condition and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries, pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems, and emergency recovery processes, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations.  Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Terrorist attacks and threats or actual war may negatively impact our business.

Our business is affected by global economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as actual or threatened terrorist attacks and acts of war. Terrorist attacks, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions impacting our suppliers or our customers or energy markets, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, delays in our delivery of refined products, decreased sales of our refined products and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets (which could include refineries such as ours) may be at greater risk of future terrorist attacks than other targets in the U.S. These occurrences could significantly impact energy prices, including prices for our crude oil and refined products, and have a material adverse impact on the margins from our refining and wholesale marketing operations. In addition, significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are seasonal and typically are lower in the first and fourth quarters of the year.

Demand for gasoline is higher during the spring and summer months than during the winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for the first and fourth quarters are typically lower than for those in the second and third quarters.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are frequently being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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

The U.S. Environmental Protection Agency (“EPA”) has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe its resolution will not have a material impact on our financial position, results of operations or liquidity.

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. The EPA and CSB investigations are ongoing. While we cannot currently estimate the amount or timing of the resolution of the remaining matters, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

In July 2012, we received an offer from the Bay Area Quality Management District to settle 35 NOVs for $512,000. The NOVs were issued from November 2009 to July 2011 and allege violations of air quality regulations at our Martinez refinery. We are evaluating the allegations contained in the settlement offer and believe that the resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

We received a NOV from the California Air Resources Board (“CARB”) in April 2011. The CARB alleges certain batches of fuels produced in 2009 and 2010 at our Martinez and Wilmington refineries violated fuel standards within the California Code of Regulations. We are discussing the resolution of this matter with CARB and believe the ultimate resolution will not have a material impact on our financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for them and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The following performance graph and related information will not be deemed soliciting material or to be filed with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Tesoro specifically incorporates it by reference into such filing.

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index, (b) a composite new peer group (the “New Peer Group”) of four companies selected by Tesoro and (c) a composite peer group previously used by Tesoro (the “Old Peer Group”). The composite New Peer Group includes HollyFrontier Corporation, Marathon Petroleum, Phillips 66 and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2007 and ending December 31, 2012.

The New Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The New Peer Group is representative of companies that we internally benchmark against. The change in Peer Group from 2011 includes additions due to the spin-offs of Phillips 66 by ConocoPhillips and Marathon Petroleum by Marathon Oil Corporation and the removal of Sunoco, Inc. due to its merger with Energy Transfer Partners, L.P.

Comparison of Five Year Cumulative Total Return (a)
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Tesoro	$100	$28.25	$29.76	$40.72	$51.30	$97.38
S&P 500	100	63.00	79.66	91.65	93.59	108.55
Old Peer Group	100	31.80	26.94	38.33	36.90	68.75
New Peer Group	100	31.80	26.94	38.33	36.90	67.56
________________

(a)
Assumes that the value of the investments in common stock and each index was $100 on December 31, 2007, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share
Our common stock is listed under the symbol TSO on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2012 and 2011.

	Sales Prices per Common Share		Dividends per Common Share
Quarter Ended	High	Low
December 31, 2012	$45.41	$35.28	$0.15
September 30, 2012	42.37	24.83	0.12
June 30, 2012	27.27	20.77	—
March 31, 2012	30.15	21.50	—
December 31, 2011	29.61	17.43	—
September 30, 2011	25.79	17.82	—
June 30, 2011	28.74	20.38	—
March 31, 2011	27.99	17.60	—

Dividend Declaration

On February 5, 2013, our Board of Directors (the “Board”) declared a quarterly cash dividend on common stock of $0.20 per share. The dividend is payable on March 15, 2013 to holders of record at the close of business on February 28, 2013. At February 18, 2013, there were approximately 1,183 holders of record of our 137,424,287 outstanding shares of common stock. For information regarding restrictions on future dividend payments and stock purchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note R in our consolidated financial statements in Item 8.

Purchases of Equity Securities

Tesoro may acquire shares from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were 1,111 shares acquired to satisfy these obligations during the three-month period ended December 31, 2012.

During 2011, our Board approved a program designed to offset the dilutive effect of stock-based compensation awards. As a result, we purchased approximately 1.0 million shares of our common stock at a weighted average price of $24.81 per share for approximately $26 million during 2012, and 4.7 million shares of our common stock at a weighted average price of $20.19 per share for approximately $95 million during 2011.

In August 2012, our Board authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. We purchased approximately 2.5 million shares of our common stock for approximately $100 million during 2012 under this share repurchase program.

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
October 2012	—	$—	—	$500
November 2012	1,624,000	$38.98	1,624,000	$437
December 2012	886,211	$41.50	885,100	$400
Total	2,510,211	$39.87	2,509,100	$400
________________

(a)	Includes 1,111 shares acquired from employees during the fourth quarter of 2012 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
In August 2012, our Board authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

2013 Annual Meeting of Stockholders

The 2013 Annual Meeting of Stockholders will be held at 1:00 P.M. Central Time on Wednesday, May 1, 2013, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 12, 2013 are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2012. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$32,974	$30,303	$20,583	$16,872	$28,416
Net Earnings (Loss) (a)	$770	$563	$(29)	$(140)	$278
Less net earnings attributable to noncontrolling interest	27	17	—	—	—
Net Earnings (Loss) Attributable to Tesoro Corporation	$743	$546	$(29)	$(140)	$278
Net Earnings (Loss) Per Share:
Basic	$5.33	$3.86	$(0.21)	$(1.01)	$2.03
Diluted (b)	$5.25	$3.81	$(0.21)	$(1.01)	$2.00
Weighted Shares Outstanding (millions):
Basic	139.4	141.4	140.6	138.2	136.8
Diluted (b)	141.5	143.3	140.6	138.2	139.2
Dividends per share	$0.27	$—	$—	$0.35	$0.40
Balance Sheet Data
Current Assets	$4,636	$4,151	$2,928	$2,223	$1,646
Property, Plant and Equipment, Net	5,245	5,148	5,170	5,190	5,081
Total Assets	10,702	9,892	8,732	8,070	7,433
Current Liabilities	2,881	3,249	2,496	1,889	1,441
Total Debt (c)	1,590	1,701	1,995	1,841	1,611
Total Equity	4,737	3,978	3,215	3,087	3,218
Current Ratio	1.6:1	1.3:1	1.2:1	1.2:1	1.1:1
Working Capital	1,755	902	432	334	205
Total Debt to Capitalization (c)	25%	30%	38%	37%	33%
Tesoro Stockholders’ Equity (d)	4,251	3,668	3,215	3,087	3,218
Common Stock Outstanding (millions of shares)	138.2	140.0	143.2	140.4	138.4
Tesoro Stockholders’ Equity per Outstanding Share (d)	$30.76	$26.20	$22.45	$21.99	$23.25
Cash Flows From (Used In)
Operating Activities	$1,585	$689	$385	$663	$716
Investing Activities	(696)	(291)	(295)	(436)	(610)
Financing Activities (c)	(150)	(146)	145	166	(109)
Increase (Decrease) in Cash and Cash Equivalents	$739	$252	$235	$393	$(3)
Capital Expenditures	$559	$320	$287	$401	$619

________________

(a)
Net earnings (loss) included the following pre-tax items that affect the comparability of the periods presented. During 2012, we incurred impairment charges and asset retirement obligations of $228 million and $20 million, respectively, as a result of the decision to cease refining operations at our Hawaii refinery, and begin the process of converting the refinery to an import, storage and distribution terminal. During 2011, we recorded approximately $37 million from insurance recoveries and incurred a $51 million loss related to the change in scope of a capital project at our Wilmington refinery. During 2010, we recorded approximately $67 million from insurance recoveries and $27 million in charges directly related to the April 2010 incident at our Washington refinery and a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees. During 2009, we incurred a $43 million goodwill write-off in our refining segment and reduced inventories resulting in a last-in-first-out (“LIFO”) liquidation or reduction in cost of sales of $69 million. During 2008, we incurred a $91 million charge to write-off a receivable, reduced inventories resulting in a LIFO liquidation or reduction in cost of sales of $138 million and received net refunds of $50 million from the Trans Alaska Pipeline System associated with our protest of prior year intrastate rates.

(b)	The assumed conversion of common stock equivalents produced anti-dilutive results for the years ended December 31, 2010 and 2009, and was not included in the dilutive calculation.

(c)
During 2012, we refinanced approximately $925 million of senior notes, redeemed our $299 million 6.250% Senior Notes and paid off $117 million of outstanding borrowings on the TPSA Revolving Credit Facility. Tesoro Logistics, LP (“TLLP”) also issued $350 million in senior notes, which was primarily used to fund an acquisition and to pay down $118 million in outstanding borrowings on its credit facility. During 2011, TLLP borrowed $50 million on the TLLP Revolving Credit Facility, and Tesoro redeemed approximately $178 million of our senior notes and redeemed our $150 million Junior Subordinated Notes. During 2009, we issued $300 million in senior notes for general corporate purposes. Total debt includes capital lease obligations. Our total debt to capitalization excluding TLLP was 23% and 31%, at December 31, 2012 and 2011, respectively, which excludes TLLP total debt of $354 million and $50 million and noncontrolling interest of $486 million and $310 million as of and for the years ended December 31, 2012 and 2011, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

(d)
Tesoro Stockholders’ Equity excludes $486 million and $310 million of equity related to noncontrolling interest for the years ended December 31, 2012 and 2011, respectively. There was no equity related to noncontrolling interest for the years ended December 31, 2008 through 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2 and our consolidated financial statements in Item 8.

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

•
changes in the expected timing of the acquisition of BP’s integrated Southern California refining and marketing business (the “Carson Acquisition”), or the value of and benefits derived from the assets we intend to acquire in the Carson Acquisition;

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

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	changes in the carrying costs of our inventory;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•
changes in the timing of Tesoro Logistics LP’s (“TLLP”) acquisition from Chevron Pipe Line Company and Northwest Terminalling Company, or the value of and benefits derived from the assets TLLP intends to acquire;

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

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to be the premier low-cost supplier of transportation fuels in the refining and marketing business within our markets, providing value for our customers while delivering industry leading returns for our shareholders and conducting ourselves responsibly in the communities in which we operate. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply and trading activities to provide additional value to the business;

•	strengthen our financial position by exercising capital discipline and focusing on improving our liquidity;

•	capture value-driven growth through a focus on our logistics assets, growing our marketing business and other strategic opportunities accretive to shareholder value; and

•
maintain a high performing culture by building leadership at all levels of the organization with employees from diverse backgrounds and experiences that are accountable for delivering on our commitments.

Our goals during 2012 were focused on these strategic priorities, and we accomplished the following:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Decreased manufacturing costs per barrel from $4.98 in 2011 to $4.72 in 2012	●
Completed the expansion of our North Dakota refinery, the construction of a rail car unloading facility at the Washington refinery to accommodate unit trains (the “Anacortes Rail Facility”), and replaced the vacuum distillation unit at our Wilmington refinery
	●			●
Leveraged our logistics operations to strategically source lower cost crude oil and place refined products		●
Redeemed the remaining outstanding 6.250% Senior Notes due 2012, 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017, and completed the issuance of $925 million aggregate principal amount of the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022
●
Purchased shares under a $500 million share repurchase program and initiated a quarterly cash dividend to return excess cash to shareholders			●
Purchased shares of common stock to offset the dilutive effects of new stock-based compensation awards granted in 2012			●
Strengthened refining and marketing integration with the acquisition of 49 retail stations and the successful transition of 174 leased retail stations				●
Completed sales of the Martinez crude oil marine terminal, Long Beach marine terminal and Los Angeles short-haul pipelines and the Anacortes Rail Facility to TLLP			●	●
Entered into an agreement to purchase BP’s integrated Southern California Refining and Marketing business	●	●	●	●	●
TLLP entered into an agreement to purchase the logistics assets of the Chevron Northwest Products System	●	●	●	●	●

During 2013, we plan to continue to focus on our strategic priorities described above by:

•	focusing on opportunities to improve our base business and maximize refinery utilization;

•	executing a slate of high-return capital growth projects focused on improving product yields and reducing feedstock and operating costs;

•	executing and completing our major turnaround plan;

•	executing TLLP’s organic growth plan, maximizing capture rates and integrating the Chevron Northwest Products System; and

•
successfully integrating BP’s Southern California Refining and Marketing business and initiating our capture of synergies, including feedstock optimization and product distribution, and operating improvements.

Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of December 31, 2012, its assets consisted of a crude oil gathering system in the Williston Basin, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals in California and a rail car unloading facility in Washington. Subsequent to TLLP’s equity issuance in January 2013, we owned an approximate 38% interest in TLLP, including an approximate 2% general partner interest.

TLLP intends to continue to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. Although we have historically operated our logistics assets primarily to support our refining and marketing business, we intend to grow the logistics operations to maximize the integrated value of assets within the midstream and downstream value chain. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its:

•	long-term fee-based contracts;

•	relationship with us;

•	assets positioned in the high demand Williston Basin; and

•	financial flexibility.

As the owner of the general partner of TLLP, the organic and third-party growth strategy discussed above will directly benefit us through TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate.

TLLP Acquisitions

Effective April 1, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Martinez crude oil marine terminal assets (collectively, the “Martinez Marine Terminal”) and associated pipelines in exchange for $75 million, comprised of $67 million in cash financed with borrowings under the senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) and the issuance of TLLP equity with a fair value of $8 million. The Martinez Marine Terminal consists of a single-berth dock, five associated crude oil storage tanks with a combined capacity of 425,000 barrels, two firewater tanks with 48,000 barrels of shell capacity and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal. Total throughput capacity for the Martinez Marine Terminal is estimated to be approximately 145 thousand barrels per day (“Mbpd”).

Effective September 14, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Long Beach marine terminal assets and related short-haul pipelines (collectively, the “Long Beach Assets”), in exchange for total consideration from TLLP of $210 million, comprised of $189 million in cash financed with borrowings under TLLP’s private placement debt offering and the issuance of TLLP equity with a fair value of $21 million. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock leased from the city of Long Beach, six storage tanks with a combined capacity of 235,000 barrels and six related pipelines with 70 Mbpd throughput capacity connecting our Wilmington refinery to the marine terminal and other third-party facilities.

Effective November 15, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Anacortes Rail Facility in exchange for consideration of $180 million, comprised of $162 million in cash and the issuance of TLLP equity with a fair value of $18 million. The Anacortes Rail Facility includes a four-track unloading platform, two receiving and departing tracks capable of handling a 100-car unit train and two additional short track spurs, as well as other related assets and properties associated with the facility. The facility, which was placed in service in September 2012, has a permitted capacity to deliver up to 50 Mbpd of Bakken crude oil to our Washington refinery.

On December 6, 2012, TLLP executed definitive agreements to purchase Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) for a total purchase price of $400 million. The transaction is subject to regulatory approval and is expected to close during the first quarter of 2013. TLLP paid a deposit of $40 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission (“FERC”) regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate five-mile jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals, which are not subject to FERC regulation. The pipeline receives product from five refineries and one pipeline in the Salt Lake City area and is the primary transportation option from Salt Lake City to Pocatello, Boise, Pasco and Spokane. Delivery volumes on the system averaged approximately 84 Mbpd in 2011. The terminals have a total storage capacity of 1.3 million barrels and delivered approximately 51 Mbpd in 2011.

Debt and Equity Issuances and Revolver Amendment

Effective September 14, 2012, TLLP completed a private notes offering of $350 million aggregate principal amount of 5.875% Senior Notes due 2020 (“TLLP 2020 Notes”). The proceeds of this offering were used to fund TLLP’s acquisition of the Long Beach Assets, to repay the outstanding balance on the TLLP Revolving Credit Facility and to fund a portion of the acquisition of the Anacortes Rail Facility.

On October 5, 2012, TLLP closed an equity offering (“TLLP 2012 Equity Issuance”) of 4,255,000 common units at a public offering price of $41.80 per unit. Net proceeds to TLLP from the sale of the units were approximately $171 million. The proceeds of this offering were primarily used to fund TLLP’s acquisition of the Anacortes Rail Facility. At December 31, 2012, we held an approximate 47% interest in TLLP, including an approximate 2% general partner interest.

On January 14, 2013, TLLP closed an equity offering (“TLLP 2013 Equity Issuance”) of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP. Subsequent to the TLLP 2013 Equity Issuance on January 14, 2013, we owned an approximate 38% interest in TLLP, including an approximate 2% general partner interest.

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility, which increases total revolving loan availability under the facility from $300 million to $500 million and allows TLLP to request that the availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

Completion of North Dakota Refinery Expansion

We completed a project to expand the crude oil throughput capacity at our North Dakota refinery from 58 to 68 Mbpd in 2012. The expansion allows the refinery to process additional crude oil from the nearby Williston Basin delivered via TLLP’s crude oil gathering system in North Dakota and Montana (the “High Plains System”).

Labor Negotiations

During 2012, we completed the negotiation of collective bargaining agreements that are set to expire in 2015 and cover our full-time represented union employees. We believe that these agreements are fair, competitive and consistent with other national agreements accepted by the United Steelworkers union.

Hawaii Operations

In January 2013, we announced that we intend to cease refining operations at our Hawaii refinery in April 2013, and begin the process of converting the refinery to an import, storage and distribution terminal. We plan to maintain the existing distribution system to support marketing operations and fulfill supply commitments while continuing to offer the terminal, distribution and retail assets for sale.

Carson Acquisition

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business. The assets to be acquired include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, three marine terminals, four land storage terminals, over one hundred miles of pipelines and four product marketing terminals. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 800 branded dealer-operated and branded wholesale stations in Southern California, Nevada and Arizona. Additionally, we will acquire a 51% ownership in the 400 megawatt gas fueled Watson cogeneration facility; and also a 350,000 metric ton per year anode coke calcining operation, both located near the Carson refinery. We expect to realize significant operational synergies through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yield and reductions in manufacturing costs and stationary source air emissions.

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The inventory value announced in August 2012 was estimated at $1.3 billion. The purchase and sale agreement provides for a $100 million reduction in the purchase price upon meeting certain conditions as defined in the agreement. This acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement also required an advance payment of $90 million and provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons). In the event a break-up fee is required, the advance payment of $90 million will be applied to the amount due. Upon the closing of the Carson Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. We expect that upon closing the Carson Acquisition, we will record certain assumed environmental liabilities. While these liabilities will likely be significant, we do not believe that they will have a material impact on our financial position, results of operations or liquidity.

We intend to offer TLLP the integrated logistics system to be acquired in the Carson Acquisition in multiple transactions during the first twelve months following the closing of the Carson Acquisition, with a goal for the first transaction to coincide with the closing of the Carson Acquisition. The integrated logistics system includes three marine terminals, four land storage terminals, four product marketing terminals, and over one hundred miles of pipelines (including connected access to the Los Angeles International Airport).

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/bbl)
Average West Coast Benchmark
Product Differentials to ANS ($/bbl)

 Significant turnaround activity and unplanned refinery outages by third parties on the U.S. West Coast impacted overall supply during 2012. Average Mid-Continent benchmark diesel and gasoline margins were up approximately 12% and 13%, respectively, as compared to 2011. Average U.S. West Coast benchmark diesel fuel margins and gasoline margins were up approximately 7% and 35%, respectively, in 2012, as compared to 2011. Planned maintenance activities and crude oil delivery disruptions in our California region limited our realization of these improved benchmark margins.

Nationwide unemployment fell to its lowest level in over three years at the end of 2012. The nationwide unemployment rate decreased from 8.5% at the end of 2011 to 7.8% at the end of 2012. In California, a key market area for Tesoro, the state’s unemployment rate fell by 1.4%, from December 2011 to December 2012, to 9.8%. Lower unemployment and unplanned refinery outages contributed to the improved market conditions on the U.S. West Coast. Additionally, emerging markets, primarily in Latin America, have provided an export opportunity for diesel and other light products.

Average Crude Oil Prices ($/bbl)

Our Mid-Continent and Pacific Northwest refineries have benefited from processing crude oils from inland U.S. and Canada, many of which are priced off West Texas Intermediate (“WTI”) crude oil. This benefit is a result of a significant discount on the price of these crude oils compared to the crude oil processed at our California and Mid-Pacific refineries, many of which are priced off Brent crude oil (“Brent”). Historically, the price of WTI crude oil was comparable to Brent, but beginning in 2011 WTI has priced at a significant discount to Brent. This benefit could decline as various crude oil pipeline and logistics projects are completed, which will allow sweet crude oil from the inland U.S. to be transported to the U.S. Gulf Coast region. These projects may result in a narrowing of the price differential of WTI-priced crude oil relative to Brent-priced crude oil, which may decrease the margins on refined products for refiners that process WTI-priced crude oil.

The WTI discount to Brent remained high throughout 2012, averaging more than $17 per barrel during the year.  We supplied our North Dakota refinery exclusively with Bakken crude oil in 2012. We supplied our Washington refinery with a significant amount of price advantaged Canadian Light Sweet crude oil during most of 2012. Upon completion of the Anacortes Rail Facility in the third quarter of 2012, we also began to supply Bakken crude oil to our Washington refinery and plan to increase the supply of Bakken crude oil to the refinery throughout 2013.  During 2012, the average discount of Bakken crude oil to WTI increased to over $5 per barrel, compared to a premium of $3 per barrel during 2011. The average discount of Canadian Light Sweet crude oil to WTI increased to approximately $7 per barrel during 2012 compared to a premium of $2 per barrel during 2011.

Our California refineries ran a significant amount of California heavy crude, including San Joaquin Valley Heavy (“SJVH”), which continued to be priced at a discount to Brent throughout 2012. During 2012 we supplied our Alaska refinery primarily with Alaska North Slope crude oil (“ANS”). The average discount of ANS to Brent was less than $1 per barrel during 2012.

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

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”). We define EBITDA as earnings (loss) before depreciation and amortization expense, net interest and financing costs, income taxes and interest income.

We present EBITDA because we believe some investors and analysts use EBITDA to help analyze our cash flows including our ability to satisfy principal and interest obligations with respect to our indebtedness and use cash for other purposes, including capital expenditures. EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance and by management for internal analysis. EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income and net cash from operating activities.

Summary

	2012	2011	2010
	(Dollars in millions except per share amounts)

Revenues	$32,974	$30,303	$20,583
Costs and Expenses:
Cost of sales	29,002	27,007	18,251
Operating expenses	1,544	1,495	1,474
Selling, general and administrative expenses	310	237	242
Depreciation and amortization expense	445	417	422
Loss on asset disposals and impairments	271	67	54
Operating Income	1,402	1,080	140
Interest and financing costs, net	(166)	(179)	(155)
Interest income	2	2	3
Other income (expense), net	(26)	2	(13)
Earnings (Loss) Before Income Taxes	1,212	905	(25)
Income tax expense	442	342	4
Net Earnings (Loss)	770	563	(29)
Less net earnings attributable to noncontrolling interest	27	17	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$743	$546	$(29)
Net Earnings (Loss) Per Share:
Basic	$5.33	$3.86	$(0.21)
Diluted	$5.25	$3.81	$(0.21)

	2012	2011	2010
	(In millions)
Reconciliation of Net Earnings (Loss) to EBITDA
Net earnings (loss)	$743	$546	$(29)
Depreciation and amortization expense	445	417	422
Interest and financing costs, net (a)	165	177	157
Income tax expense	442	342	4
Interest income	(2)	(2)	(3)
EBITDA (b)	$1,793	$1,480	$551

Reconciliation of Cash Flows from (used in) Operating Activities to EBITDA
Net cash from operating activities	$1,585	$689	$385
Income tax expense	442	342	4
Deferred charges	277	105	162
Loss on asset disposals and impairments	(271)	(67)	(54)
Changes in assets and liabilities	(270)	524	(18)
Interest and financing costs, net (a)	165	177	157
Stock-based compensation expense	(105)	(53)	(58)
Net earnings attributable to noncontrolling interest	(27)	(17)	—
Amortization of debt issuance costs and discounts	(12)	(17)	(18)
Deferred income tax benefit (expense)	8	(200)	(9)
Other credits (charges)	1	(3)	—
EBITDA (b)	$1,793	$1,480	$551
________________

(a)
Excludes foreign exchange loss of $1 million and $2 million in 2012 and 2011, respectively, and foreign exchange gain of $2 million in 2010 in order to reconcile EBITDA. Foreign exchange gains (losses) are included in net interest and financing costs in our statements of consolidated operations.

(b)	For a definition of EBITDA, see discussion above.

Our net earnings in 2012 were $743 million ($5.25 per diluted share) compared with net earnings of $546 million ($3.81 per diluted share) in 2011. The increase in net earnings of $197 million, or $1.44 per diluted share, was primarily due to the following:

•	an increase in gross refining margins of $559 million driven by a strong margin environment and feedstock advantages in 2012;

•	a $51 million impairment charge in 2011 related to a change in scope of a capital project at our Wilmington refinery;

•	a $43 million decrease in manufacturing costs primarily related to lower energy costs during 2012; and

•
a $43 million increase in retail segment operating income during 2012 as a result of a 14% increase in fuel sales volumes, increased refining and marketing integration and improved market conditions during 2012.

The increase in net earnings during 2012 relative to 2011 was partially offset by the following:

•
impairment charges and asset retirement obligations of $228 million and $20 million, respectively, in 2012, related to our Hawaii refinery as a result of the decision to cease refinery operations and convert the refinery into a terminal;

•	a $100 million increase in income tax expense in 2012 as compared to 2011 as a result of higher earnings during the year;

•	a $62 million increase in stock and incentive-based compensation expense, primarily resulting from a significant increase in Tesoro’s stock price during 2012 as compared to 2011;

•	$37 million of property and business interruption insurance recoveries related to the Washington refinery incident collected in 2011;

•	expense of $28 million related to legal matters in 2012; and

•	transaction costs of $13 million related to the Carson Acquisition, TLLP’s purchase of the Northwest Products System and the sales of various assets to TLLP during 2012.

Our net earnings in 2011 were $546 million ($3.81 per diluted share) compared with a net loss of $29 million ($0.21 per diluted share) in 2010. The increase in net earnings of $575 million, or $4.02 per diluted share, was primarily due to the following:

•
significant increases in gross refining margins of $970 million, driven by feedstock advantages, lower manufacturing cost per barrel, and higher throughput primarily as a result of increased utilization of 87%, and the temporary shut-down of processing at the Washington refinery in 2010; and

•	growth in refining and marketing integration from the increased number of retail stations and wholesale supply contracts.

The increase in net earnings during 2011 relative to 2010 was partially offset by the following:

•	a $338 million increase in income tax expense in 2011 as compared to 2010 as a result of higher earnings during the year;

•	a $48 million gain recognized in 2010 from the elimination of postretirement life insurance benefits for current and future retirees as part of our strategy to reduce overhead and benefit expenses;

•	a $31 million higher loss in 2011 as compared to 2010, related to write-downs due to a change in scope of a capital project at our Wilmington refinery;

•
the receipt of $67 million of business interruption and property insurance recoveries in 2010, compared to the receipt of $37 million of business interruption and property insurance recoveries in 2011, related to the April 2010 incident at our Washington refinery; and

•
a $24 million increase in net interest and financing costs in 2011 primarily due to the write-off of the remaining unamortized discount associated with the early redemption of our Junior Subordinated Notes due 2012 and premiums paid in connection with the redemption of a portion of our Senior Notes.

Refining Segment

	2012	2011	2010
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$31,436	$29,058	$19,038
Crude oil resales and other (b)	912	747	1,039
Total Revenues	$32,348	$29,805	$20,077
Throughput (thousand barrels per day)
Heavy crude (c)	161	171	181
Light crude	387	373	270
Other feedstocks	37	35	29
Total Throughput	585	579	480
% Heavy Crude Oil of Total Refining Throughput (c)	28%	30%	38%
Yield (thousand barrels per day)
Gasoline and gasoline blendstocks	290	285	232
Jet fuel	83	79	68
Diesel fuel	132	135	103
Heavy fuel oils, residual products, internally produced fuel and other	111	112	106
Total Yield	616	611	509
Gross refining margin ($/throughput barrel) (d)	$16.37	$13.94	$11.26
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$4.72	$4.98	$5.83
________________

(a)	Refined products sales includes intersegment sales to our retail segment, at prices which approximate market of $5.7 billion, $4.8 billion and $3.3 billion in 2012, 2011 and 2010, respectively.

(b)	Crude oil resales and other includes third-party revenues earned by TLLP.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(d)
Management uses various measures to evaluate performance and efficiency, and to compare profitability to other companies in the industry, including gross refining margin per barrel, manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel and refined products sales margin per barrel.

•
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

•
Management uses Manufacturing Costs per barrel to evaluate the efficiency of refining operations. There are a variety of ways to calculate Manufacturing Costs per barrel; different companies may calculate it in different ways. We calculate Manufacturing Costs per barrel by dividing Manufacturing Costs by total refining throughput.

•
Management uses refined product sales margin per barrel to evaluate the profitability of manufactured and purchased refined product sales. There are a variety of ways to calculate refined product sales margin per barrel; different companies may calculate it in different ways. We calculate refined product sales margin per barrel by dividing refined product sales and refined product cost of sales by total refining throughput, and subtracting refined product cost of sales per barrel from refined product sales per barrel.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales, and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Refining Segment

	2012	2011	2010
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$3,503	$2,944	$1,974
Expenses
Manufacturing costs	1,009	1,052	1,022
Other operating expenses	260	241	254
Selling, general and administrative expenses	40	43	30
Depreciation and amortization expense (f)	380	369	365
Loss on asset disposals and impairments (g)	262	60	48
Segment Operating Income (h)	$1,552	$1,179	$255
Refined Product Sales (thousand barrels per day) (i)
Gasoline and gasoline blendstocks	357	341	288
Jet fuel	97	91	92
Diesel fuel	154	143	116
Heavy fuel oils, residual products and other	85	85	76
Total Refined Product Sales	693	660	572
Refined Product Sales Margin ($/barrel) (d) (i)
Average sales price	$123.20	$121.09	$91.03
Average costs of sales	110.76	109.96	82.66
Refined Product Sales Margin	$12.44	$11.13	$8.37
________________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in increases of $4 million, $6 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Includes manufacturing depreciation and amortization expense per throughput barrel of approximately $1.67 for both the years ended December 31, 2012 and 2011, and $1.97 for the year ended December 31, 2010.

(g)
Includes impairment charges and asset retirement obligations of $228 million and $20 million, respectively, for the year ended December 31, 2012, as a result of the decision to cease refining operations at our Hawaii refinery, and begin the process of converting the refinery to an import, storage and distribution terminal. Also includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $51 million and $20 million for the years ended December 31, 2011 and 2010, respectively.

(h)	Includes a $36 million gain for the year ended December 31, 2010 from the elimination of postretirement life insurance benefits for current and future retirees.

(i)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	2012	2011	2010
	(Dollars in millions except per barrel amounts)
Refining Data by Region
California (Martinez and Wilmington)
Refining throughput (thousand barrels per day) (j)	242	241	223
Gross refining margin	$1,005	$1,071	$979
Gross refining margin ($/throughput barrel) (d)	$11.35	$12.19	$12.03
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$6.30	$6.90	$7.54
Pacific Northwest (Washington and Alaska)
Refining throughput (thousand barrels per day) (j)	155	153	93
Gross refining margin	$919	$693	$367
Gross refining margin ($/throughput barrel) (d)	$16.23	$12.40	$10.84
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.83	$3.64	$5.88
Mid-Pacific (Hawaii)
Refining throughput (thousand barrels per day) (j)	68	71	64
Gross refining margin	$174	$105	$88
Gross refining margin ($/throughput barrel) (d)	$6.96	$4.08	$3.77
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.43	$3.65	$3.18
Mid-Continent (North Dakota and Utah)
Refining throughput (thousand barrels per day) (j)	120	114	100
Gross refining margin	$1,401	$1,069	$538
Gross refining margin ($/throughput barrel) (d)	$32.00	$25.59	$14.62
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.40	$3.55	$3.68
________________

(j)
We experienced reduced throughput due to scheduled turnarounds at our Martinez, Alaska and Hawaii refineries in 2012, our Martinez refinery in 2011 and at our Hawaii, North Dakota, Martinez and Utah refineries in 2010. We also temporarily shut-down processing at the Washington refinery beginning in April 2010, and resumed operations at planned rates in November 2010.

2012 Compared to 2011
Overview.  Operating income for our refining segment increased by $373 million to $1.6 billion from 2011 to 2012. The increase is primarily due to increased gross refining margins driven by feedstock advantages from crude oil discounts relative to industry benchmarks during 2012, partially offset by $248 million in impairment charges and asset retirement obligations related to our Hawaii refinery.
Gross Refining Margins.  Our gross refining margin per barrel increased by $2.43 per barrel, or 17%, to $16.37 per barrel in 2012 as compared to 2011, reflecting strong industry margins and lower crude oil cost relative to industry benchmarks in the Mid-Continent and Pacific Northwest markets. Decreased crude oil costs for our Mid-Continent and Pacific Northwest refineries contributed to strong refining margins for these regions. Industry distillate and gasoline margins on the U.S. West Coast increased 7% and 35%, respectively, while industry distillate and gasoline margins in the Mid-Continent increased 12% and 13%, respectively during 2012. The significantly higher gross refining margin per barrel and increased throughputs in these regions positively impacted gross refining margins by $558 million in 2012 as compared to 2011.

Refining Throughput.  Total refining throughput increased 6 Mbpd, or 1%, to 585 Mbpd in 2012 as compared to 579 Mbpd in 2011 primarily due to the expansion of our North Dakota refinery, which was completed during 2012 and higher throughputs at our Washington refinery as a result of favorable market conditions. The increase was partially offset by scheduled turnarounds at our Alaska and Hawaii refineries during 2012.

Refined Product Sales.  Revenues from sales of refined products increased $2.4 billion, or 8% to $31.4 billion in 2012 as compared to $29.1 billion in 2011, primarily due to higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $2.11 per barrel, or 2%, to $123.20 per barrel in 2012 as compared to $121.09 per barrel in 2011. Total refined product sales increased by 33 Mbpd, or 5%, to 693 Mbpd in 2012 as compared to 660 Mbpd in 2011. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Cost of Sales and Expenses.  Our average costs of sales increased by $0.80 per barrel, or 1%, to $110.76 per barrel in 2012 as compared to $109.96 per barrel in 2011, reflecting slightly higher crude oil prices as compared to 2011. Manufacturing and other operating expenses decreased by $24 million, or 2%, to $1.3 billion in 2012 as a result of lower energy costs, primarily natural gas. The reduction was partially offset by $5 million in property insurance recoveries recorded during 2011 related to the 2010 Washington refinery incident with no comparable insurance recoveries in 2012.

Loss on Asset Disposals and Impairments.  Loss on asset disposals increased to $262 million in 2012, as compared to $60 million in 2011. During 2012, we recognized impairment charges of $228 million and asset retirement obligations of $20 million related to our Hawaii refinery. We expect to cease operations at our Hawaii refinery in April 2013, and begin the process of converting the refinery to an import, storage and distribution terminal. In 2011, we recorded a $51 million loss as a result of a change in scope of a capital project at our Wilmington refinery.

2011 Compared to 2010

Overview.  Operating income for our refining segment increased by $924 million, to $1.2 billion from 2010 to 2011. The increase primarily reflects improved total gross refining margins of $970 million during the year. The increase in gross margin was partially offset by an increase of $17 million in manufacturing and other operating expenses.

Gross Refining Margins.  Our gross refining margin per barrel increased by $2.68 per barrel, or 24%, to $13.94 per barrel in 2011 as compared to $11.26 per barrel in 2010, reflecting high industry distillate margins throughout the year. Decreased relative crude oil costs for our Mid-Continent refineries contributed to strong refining margins for that region. Industry distillate margins on the U.S. West Coast increased approximately 39% during 2011, while industry gasoline margins on the U.S. West Coast declined approximately 18% throughout 2011. The significantly higher gross refining margin per barrel positively impacted consolidated gross refining margins by $970 million in 2011 as compared to 2010.

Refining Throughput.  Total refining throughput increased 99 Mbpd, or 21%, to 579 Mbpd during 2011 as compared to 480 Mbpd in 2010 primarily due to our Washington refinery being fully operational for the full year in 2011, as compared to 2010 when we temporarily shut-down processing at our Washington refinery subsequent to the April 2010 incident. Additionally, our throughputs were higher in 2011 because of favorable market conditions, improved reliability and turnarounds at our Martinez, Hawaii, Utah and North Dakota refineries in 2010.

Refined Product Sales.  Revenues from sales of refined products increased $10 billion, or 53%, to $29 billion in 2011 as compared to $19 billion in 2010, primarily due to significantly higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $30.06 per barrel, or 33%, to $121.09 per barrel in 2011 as compared to $91.03 in 2010, as higher crude oil prices put upward pressure on product prices. Total refined product sales increased by 88 Mbpd, or 15%, to 660 Mbpd in 2011 as compared to 572 Mbpd in 2010. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Cost of Sales and Expenses.  Our average cost of sales increased by $27.30 per barrel, or 33%, to $109.96 per barrel during 2011 as compared to $82.66 during 2010, reflecting higher crude oil prices. Manufacturing and other operating expenses increased by $17 million, or 1%, to $1.3 billion in 2011 as a result of higher energy costs due to significant increases in throughput volumes. We recorded $67 million of business interruption insurance and property insurance recoveries during 2010, as compared to only $37 million in 2011, related to the 2010 Washington refinery incident which reduced cost of sales and operating expenses. Additionally, the elimination of postretirement life insurance benefits resulted in a $32 million gain in 2010.

Loss on Asset Disposals and Impairments.  Loss on asset disposals increased by $12 million, or 25%, primarily due to a change in scope of a capital project at our Wilmington refinery. The change resulted in a $51 million loss related to this project in 2011, as compared to a $20 million loss in 2010. The increase was partially offset by a goodwill write-off of $10 million recorded in 2010 related to out Hawaii refinery. The book value of our Hawaii refinery increased as a result of the 2010 turnaround while the estimated fair value decreased based on estimated future cash flows.

Retail Segment

	2012	2011	2010
	(Dollars in millions except per gallon amounts)
Revenues
Fuel	$6,086	$5,095	$3,583
Merchandise and other	242	224	227
Total Revenues	$6,328	$5,319	$3,810
Fuel Sales (millions of gallons)	1,740	1,526	1,336
Fuel Margin ($/gallon) (a)	$0.22	$0.18	$0.21
Merchandise Margin	$54	$53	$53
Merchandise Margin (percent of revenues)	25%	27%	26%
Number of Retail Stations (end of year):
Company-operated	595	376	381
Branded jobber/dealer	807	799	499
Total Retail Stations (b)	1,402	1,175	880
Average Number of Retail Stations (during the year)
Company-operated	524	377	383
Branded jobber/dealer	794	780	499
Total Average Retail Stations (b)	1,318	1,157	882
Segment Operating Income
Gross Margins
Fuel (a)	$385	$274	$279
Merchandise and other non-fuel	84	78	79
Total Gross Margins	469	352	358
Expenses
Operating expenses	273	202	198
Selling, general and administrative expenses	17	17	18
Depreciation and amortization expense	39	38	39
Loss on asset disposals and impairments	8	6	6
Segment Operating Income	$132	$89	$97
________________

(a)
Management uses fuel margin per gallon to compare profitability to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to revenues, segment operating income or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the refining segment at prices which approximate market.

(b)
Reflects the acquisition of 49 retail stations from SUPERVALU, Inc. and the transition of 174 retail stations from Thrifty Oil Co. during 2012, and the phased expansion of our branded marketing presence through the addition of approximately 300 wholesale supply contracts, predominantly in the Mid-Continent region, during 2011.

2012 Compared to 2011

Operating Income. Operating income for our retail segment increased $43 million, or 48%, to $132 million in 2012 as compared to $89 million in 2011. During 2012, higher retail fuel margins positively impacted operating income. Total gross margin increased $117 million, or 33% to $469 million in 2012 compared to $352 million in 2011. Retail fuel margin per gallon increased 22% to $0.22 per gallon in 2012 causing fuel gross margins to increase $111 million from 2011. Additionally, fuel sales volumes increased by 214 million gallons, or 14%, in 2012 as compared to 2011 reflecting additional volumes as a result of higher average station count from the acquisition and transition of additional retail stations in 2012. Merchandise and other non-fuel gross margin also increased by $6 million to $84 million during 2012 compared to $78 million in 2011 due to the higher average station count.

Fuel sales revenues increased $1.0 billion, or 19%, to $6.1 billion in 2012 as compared to $5.1 billion in 2011, reflecting significantly higher average sales prices and increased fuel sales volumes as a result of higher average station count in 2012. Operating expenses increased $71 million, or 35%, to $273 million during 2012 as compared to $202 million in 2011, primarily due to additional expenses incurred to operate the stations acquired and transitioned in 2012. Our other expenses remained relatively consistent compared to 2011.

2011 Compared to 2010

Operating Income.  Our retail segment operating income decreased $8 million, or 8% to $89 million in 2011 as compared to $97 million in 2010. Total gross margin decreased $6 million, or 2%, to $352 million in 2011 compared to $358 million in 2010. Retail fuel margin per gallon decreased 14% to $0.18 per gallon in 2011 leading fuel gross margins to decrease $5 million from 2010. The decrease was partially offset by a 190 million gallon, or 14%, increase in fuel sales volumes in 2011 as compared to 2010 primarily from the addition of branded marketing supply contracts in the Mid-Continent region, which were added in the first quarter of 2011. Merchandise and other non-fuel gross margin remained stable at $78 million during 2011 compared to $79 million in 2010.

Fuel sale revenues increased $1.5 billion, or 42%, to $5.1 billion in 2011 as compared to $3.6 billion in 2010, reflecting significantly higher average sales prices and increased fuel sales volumes. Our other expenses remained relatively consistent compared to 2010.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $73 million, or 31%, to $310 million in 2012 from $237 million in 2011. The increase was primarily due to a $56 million increase in stock and incentive-based compensation expense. The increase in stock-based compensation expense was driven by higher expense recorded for our stock appreciation rights and performance share awards, which are adjusted to fair value at the end of each reporting period, and increased by $34 million and $11 million, respectively. Additionally, we incurred transaction costs of approximately $13 million related to the Carson Acquisition, TLLP’s purchase of the Northwest Products System and the sales of various assets to TLLP during 2012.

Selling, general and administrative expenses decreased $5 million or 2% to $237 million in 2011 from $242 million in 2010. The decrease was primarily due to lower stock-based compensation expense recorded for our restricted common stock and executive phantom stock options, which decreased by $5 million and $6 million, respectively. All of the remaining outstanding executive phantom stock options, which are adjusted to fair value at the end of each reporting period, were exercised during 2011. Additionally, restricted common stock expense, which is recognized over the vesting period, decreased due to a significant reduction in the number of awards outstanding during the period as a result of vestings and forfeitures.

Interest and Financing Costs, Net. Net interest and financing costs decreased $13 million, or 7%, to $166 million in 2012 from $179 million in 2011. We redeemed $328 million of our Junior Subordinated Notes and senior notes in 2011 and $299 million of our senior notes in 2012, resulting in a decrease in interest expense in 2012. The decrease in interest expense was partially offset by an increase of $6 million for charges associated with the early redemption of debt during 2012 as compared to 2011.

Net interest and financing costs increased $24 million, or 15% to $179 million in 2011 from $155 million in 2010. The increase reflects a $13 million charge to expense the remaining unamortized discount on the Junior Subordinated Notes, which were redeemed during 2011, a $9 million charge related to premiums paid associated with the redemption of a portion of our 6.250% Senior Notes and 6.500% Senior Notes, and interest on borrowings outstanding under the Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility, which was entered into in October 2010. The increase was partially offset by a decrease in interest expense resulting from a reduction in outstanding long-term debt.

Other Income (Expense), Net. We incurred other expense, net of $26 million in 2012, which includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding during the year. We recorded other expense, net of $13 million in 2010 primarily as a result of a summary judgment award granted in late 2010 related to Chevron’s assertion that it was entitled to a share of our 2008 refund from the Trans Alaska Pipeline System (“TAPS”).

Income Tax Expense.   Income tax expense was $442 million in 2012 compared to $342 million in 2011 and $4 million in 2010. The combined federal and state effective income tax rates were 36%, 38%, and (16)% in 2012, 2011 and 2010, respectively. The $4 million of tax expense in 2010 included a $7 million charge related to health care legislation enacted in 2010.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 34 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. During 2012 and 2011, we had additional cash flows related to TLLP’s initial public offering of common units in 2011 (“TLLP’s Initial Offering”) and sales of assets to TLLP during 2012. We ended 2012 with $1.6 billion of cash and cash equivalents and no borrowings under the Tesoro Corporation Revolving Credit Facility or the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

We expect to close the Carson Acquisition during the first half of 2013 and intend to fund the purchase with a combination of cash and debt, including borrowings under our Revolving Credit Facility and a $500 million term loan credit facility. Additionally, we amended our Revolving Credit Facility to allow for an increase in the capacity to $3.0 billion just prior to closing the Carson Acquisition. We intend to offer TLLP the integrated logistics system to be acquired in the Carson Acquisition in multiple transactions during the first twelve months following the closing of the Carson Acquisition, with a goal for the first transaction to coincide with the closing of the Carson Acquisition.

Credit Facilities Overview

We had available capacity under our credit agreements as follows at December 31, 2012 (in millions):

	Total Capacity (a)	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
Tesoro Corporation Revolving Credit Facility (b)	$1,850	$—	$665	$1,185
TLLP Revolving Credit Facility	300	—	—	300
Letter of Credit Facilities	1,146	—	637	509
Total credit facilities	$3,296	$—	$1,302	$1,994
________________

(a)
Subsequent to December 31, 2012, we entered into a term loan credit facility and amended our Revolving Credit Facility and the TLLP Revolving Credit Facility. As of February 18, 2013, the total capacity under the TLLP Revolving Credit Facility was $500 million. Just prior to closing the Carson Acquisition, the term loan credit facility will provide for $500 million of borrowing capacity and the amended Revolving Credit Facility provides for an increase in the capacity to $3.0 billion.

(b)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of December 31, 2012, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (c)	0.21%	1.75%	3.25%	0.75%	0.375%
TLLP Revolving Credit Facility ($300 million) (d)	0.21%	3.25%	3.25%	2.25%	0.50%
________________

(c)
We have the option to elect if borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon our Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility incur fees at the Eurodollar margin rate. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate.

(d)
TLLP has the option to elect if borrowings bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit at an annual rate. In January 2013, TLLP amended this facility which among other things, decreases the borrowing rates under this facility. See additional information under TLLP Revolving Credit Facility below.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

At December 31, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.5 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. At December 31, 2012, we had unused credit availability of approximately 64% of the eligible borrowing base.

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement which allows the capacity of our Revolving Credit Facility to be automatically increased to an aggregate of $3.0 billion, just prior to closing the Carson Acquisition (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. The Sixth Amended and Restated Credit Agreement is scheduled to mature, and commitments thereunder will terminate, on January 4, 2018.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Our Revolving Credit Facility and senior notes retain various restrictions and covenants that could potentially limit our ability to respond to market conditions, raise additional debt or equity capital, pay cash dividends, or purchase our common stock. The limitation in each of our debt agreements is based on limits on restricted payments, as defined in our debt agreements. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes contain covenants and restrictions, which are customary for notes of this nature. We do not believe that the limitations will restrict our ability to pay dividends or purchase stock under our current programs. These existing covenants and restrictions may limit, among other things, our ability to:

•	pay dividends and make other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	voluntary repayments of subordinate debt;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	make certain payments and distributions from our subsidiaries;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

Borrowing availability under the Revolving Credit Facility is based on a minimum fixed charge coverage ratio. In addition, we have a default covenant, which requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the year ended December 31, 2012.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of December 31, 2012, our five separate uncommitted letter of credit agreements had $637 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TPSA Revolving Credit Facility

TPSA, a directly and wholly owned subsidiary of Tesoro, entered into a 364-day uncommitted, secured revolving credit agreement in October 2011. Effective August 16, 2012, we terminated the TPSA revolving credit facility agreement. TPSA had no borrowings under the agreement at the time of termination and did not incur any early termination penalties.

Term Loan Credit Facility

Effective January 28, 2013, we entered into a term loan credit facility agreement (the “Term Loan Facility”) which allows us to borrow up to an aggregate of $500 million on or prior to August 9, 2013. The proceeds of the borrowing will be used to fund the contemplated Carson Acquisition and for other general corporate purposes. The obligations under the Term Loan Facility will be secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” that will be acquired by Tesoro in the Carson Acquisition, and junior liens on certain assets.

Borrowings under the Term Loan Facility will bear interest, at our option, at a rate equal to LIBOR plus 2.25% or a base rate plus 1.25%. We also incur a commitment fee commencing on March 1, 2013 on the term loan commitments. The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility will be subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on the maturity date.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in the indentures for the 4.250% Senior Notes due 2017 (“2017 Notes”) and 5.375% Senior Notes due 2022 (“2022 Notes”).

TLLP Revolving Credit Facility

TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions in April 2011. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. As of December 31, 2012, the total loan availability under the TLLP Credit Facility was $300 million. Borrowings are available under the TLLP Revolving Credit Facility up to the total available revolving capacity of the facility. As of December 31, 2012, TLLP had no borrowings outstanding under this facility.

Effective January 4, 2013, TLLP entered into an amended and restated senior secured revolving credit agreement, which increases total revolving loan availability under the facility from $300 million to $500 million and allows TLLP to request that the availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. Further, the Amended and Restated Revolving Credit Facility decreases the Eurodollar margin and base rate margins under the TLLP Revolving Credit Facility between 0.5% to 1.0%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of TLLP’s financial covenants in the event of a material acquisition. The TLLP Revolving Credit Facility is scheduled to mature on December 31, 2017.

The TLLP Revolving Credit Facility retains affirmative and negative covenants that, among other things, may limit or restrict TLLP’s ability (as well as those of TLLP’s subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from its subsidiaries;

•	dispose of assets unless the proceeds from those sales are used to repay debt or are reinvested in its business;

•	make certain amendments, modifications or supplements to organization documents and material contracts;

•	engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

We do not believe that these limitations will restrict TLLP’s ability to pay distributions. Additionally, covenants require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the year ended December 31, 2012.

Capitalization
Our capital structure at December 31, 2012 was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2012
Tesoro Corporation Revolving Credit Facility	$—
TLLP Revolving Credit Facility	—
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $9 million)	291
5.875% TLLP Senior Notes due 2020	350
5.375% Senior Notes due 2022	475
Capital lease obligations and other	24
Total Debt	1,590
Stockholders’ Equity	4,737
Total Capitalization	$6,327

At December 31, 2012, our debt to capitalization ratio had decreased to 25% compared to 30% at December 31, 2011, reflecting a decrease in total debt and an increase in net earnings during 2012. The decrease in total debt reflects the reduction of all outstanding borrowings on the TPSA Revolving Credit Facility, TLLP Revolving Credit Facility and the redemption of our 6.250% Senior Notes during 2012. The 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017 were refinanced through the issuance of the new 2017 Notes and 2022 Notes. This decrease was partially offset by the issuance of $350 million of Senior Notes due 2020 by TLLP during 2012.

Our total debt to capitalization excluding TLLP was 23% and 31%, at December 31, 2012 and 2011, respectively, which excludes TLLP total debt of $354 million and $50 million and noncontrolling interest of $486 million and $310 million as of and for the years ended December 31, 2012 and 2011, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

6.250% Senior Notes due 2012

During the year ended December 31, 2012, we redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012.

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

6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017

In conjunction with the issuance of the 2017 and 2022 Notes, we retired all of our $450 million outstanding 6.625% Senior Notes due 2015 and $473 million outstanding 6.500% Senior Notes due 2017. The aggregate purchase price for these notes totaled approximately $970 million including accrued interest and premiums of $24 million and $23 million, respectively. In addition, we expensed $4 million of remaining unamortized debt issuance costs on these notes.

5.875% TLLP Senior Notes due 2020

TLLP completed a private offering of $350 million aggregate principal amount of 5.875% Senior Notes, due October 2020 in September 2012. The proceeds were used to fund TLLP’s acquisition of the Long Beach Assets, to repay the outstanding balance on the TLLP Revolving Credit Facility and to fund a portion of the acquisition of the Anacortes Rail Facility.

The TLLP 2020 Notes are subject to a registration rights agreement under which TLLP has agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the TLLP 2020 Notes. The TLLP 2020 Notes also contain customary terms, events of default and covenants. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP 2020 Notes. The TLLP 2020 Notes are non-recourse to Tesoro, except for TLGP.

Share Repurchase Programs

In August 2012, our Board of Directors (the “Board”) authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. We purchased approximately 2.5 million shares of our common stock for approximately $100 million during 2012 under this share repurchase program. Additionally, in January and February 2013, we purchased approximately 1.2 million shares for approximately $55 million under this share repurchase program.

During 2011, our Board approved a program designed to offset the dilutive effect of stock-based compensation awards. As a result, we purchased approximately 1.0 million shares of our common stock at a weighted average price of $24.81 per share for approximately $26 million during 2012, and 4.7 million shares of our common stock at a weighted average price of $20.19 per share for approximately $95 million during 2011.

Cash Dividends

In August 2012, our Board authorized the initiation of a regular quarterly cash dividend and approved an initial dividend payment of $0.12 per share. In October 2012, our Board approved an increase in the quarterly cash dividend to $0.15 per share. During 2012, we paid cash dividends on common stock totaling $0.27 per share, or $38 million. We did not pay any cash dividends during 2011 or 2010. On February 5, 2013, our Board declared a quarterly cash dividend on common stock of $0.20 per share. The dividend is payable on March 15, 2013 to holders of record at the close of business on February 28, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2012	2011	2010
Cash Flows From (Used in):
Operating activities	$1,585	$689	$385
Investing activities	(696)	(291)	(295)
Financing activities	(150)	(146)	145
Increase in Cash and Cash Equivalents	$739	$252	$235

2012 Compared to 2011

Net cash from operating activities increased $896 million, or 130%, to $1.6 billion in 2012, as compared to $689 million in 2011. The increase in net cash from operating activities was primarily due to a decrease in inventories of approximately 1.5 million barrels during 2012 compared to a significant increase in inventories of approximately 4.1 million barrels during 2011, as well as higher net earnings of $207 million in 2012, which includes a non-cash impairment charge of $228 million related to our Hawaii refinery. Net cash used in investing activities increased $405 million, or 139% to $696 million in 2012 as compared to $291 million in 2011 due to increased cash capital expenditures of $231 million as a result of our 2012 capital programs. We also made advance payments to secure the Carson Acquisition and TLLP’s acquisition of the Northwest Products System of $90 million and $40 million, respectively, and paid $37 million to acquire 49 retail stations from SUPERVALU, Inc. during 2012.

Net cash used in financing activities increased $4 million from $146 million in 2011 to $150 million in 2012. The primary use of cash during 2012 was the redemption of the remaining 6.250% Senior Notes outstanding for $299 million, the purchase of common stock for approximately $131 million, total net repayments on the TPSA Revolving Credit Facility and TLLP Revolving Credit Facility of $167 million, and dividend payments of $38 million. Sources of cash during 2012 include proceeds from TLLP’s issuance of $350 million aggregate principal amount 5.875% Senior Notes and proceeds from TLLP’s issuance of its common units of $171 million. In addition, we issued $925 million aggregate principal amount senior notes, to refinance the remaining outstanding 6.625% Senior Notes and 6.500% Senior Notes. Net cash used in financing activities during 2011 is comprised of $178 million for the redemption of a portion of the 6.250% Senior Notes and 6.500% Senior Notes, $150 million for the redemption of the Junior Subordinated Notes, the purchase of common stock for $101 million, and a reduction in borrowings under the TPSA Revolving Credit Facility of $33 million, offset by proceeds from TLLP’s Initial Offering of $288 million.

On the balance sheet, working capital (excluding cash) increased $114 million in 2012, primarily as a result of a decrease in current maturities of debt during 2012, including the redemption of the $299 million remaining 6.250% Senior Notes due 2012 and net repayments of $117 million of short-term borrowings on the TPSA Revolving Credit Facility. The increase was partially offset by a reduction in inventories of approximately 1.5 million barrels during 2012, and increases in accrued liabilities as a result of higher accrued employee costs and tax liabilities.

2011 Compared to 2010

Net cash from operating activities increased $304 million, or 79%, to $689 million in 2011 as compared to $385 million in 2010 primarily due to higher cash earnings. Net cash used in investing activities decreased $4 million, or 1% to $291 million in 2011 as compared to $295 million in 2010 primarily due to a decrease in cash outflows for capital expenditures. Financing activities provided sources of cash of $145 million in 2010 and uses of cash of $146 million in 2011 for a decrease in cash flows from financing activities of $291 million from 2010 to 2011. In 2011, net cash outflows from financing activities include debt repurchases of $328 million, stock purchases of $95 million and $37 million in financing costs and other that is primarily related to premiums paid on the debt repurchases. These outflows were partially offset by proceeds from the issuance of common units related to TLLP of $288 million and net borrowings under revolving credit agreements of $17 million. In 2010, net cash inflows from financing activities were primarily related to net borrowings under revolving credit agreements of $150 million.

Working capital requirements (excluding cash) increased $218 million in 2011, primarily related to significant increases in crude oil and product prices, which impact inventory values, related payables and trade receivables. Additionally, refining feedstock inventories increased by approximately 18% from December 31, 2010, which are partially offset by net repayments of $33 million of short-term borrowings on the TPSA Revolving Credit Facility, and an increase in current maturities of short term debt related to the 6.250% Senior Notes, which were scheduled to mature within the next twelve months.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

	Total Project Expected Capital Spending (a)	Total 2012 Capital Spending (b)	Expected 2013 Capital Spending (a)	Expected In-service Date
OPERATING SEGMENTS
REFINING
Utah Refinery Expansion project (c)	$180	$47	$81	2013-2014
Utah Refinery Power reliability improvement project (d)	40	22	14	2014
Martinez Refinery Avon marine wharf upgrades (e)	125	7	4	2016
Washington Refinery Anacortes Rail Facility (f)	60	57	—	in-service
Wilmington Refinery Vacuum distillation unit (g)	40	35	3	in-service
North Dakota Refinery Expansion project (h)	35	32	—	in-service
North Dakota Refinery Diesel desulfurizing unit (i)	35	13	22	2013

RETAIL
Thrifty rebranding (j)	30	23	2	2014
SUPERVALU rebranding and upgrades (k)	10	4	—	in-service
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2012 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd, and is expected to be completed in 2 phases.

(d)	The power reliability improvement project is designed to upgrade the Utah refinery electrical infrastructure to current standards. In addition, the upgrade will support the refinery expansion project.

(e)
The capital improvements to our Avon marine wharf facility involve replacing the dock structures and fire protection equipment. The upgraded facility will allow us to increase our ability to move products from our Martinez refinery, thus supporting higher utilization of our refining assets.

(f)	The Anacortes Rail Facility supplies Bakken crude oil from North Dakota to our Washington refinery. In the fourth quarter of 2012, we sold the Anacortes Rail Facility to TLLP.

(g)	The vacuum distillation unit replacement at the Wilmington refinery will upgrade product yield from petroleum coke to clean products.

(h)
The expansion project at the North Dakota refinery increased throughput capacity from 58 Mbpd to 68 Mbpd in 2012. The expansion allows the refinery to process additional Bakken crude oil delivered via the TLLP High Plains System.

(i)	The expansion of the diesel desulfurization unit is expected to increase capacity of the unit from 17 Mbpd to 22 Mbpd and improve diesel fuel yield at the North Dakota refinery.

(j)
Involves the rebranding of retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates. We transitioned 174 of these stations during 2012 with the remaining stations to be phased in during 2014.

(k)
Involves the replacement of dispensers and rebranding of the 49 retail stations acquired from SUPERVALU, Inc. in the first quarter of 2012. We paid approximately $37 million for the assets, including inventories of approximately $3 million.

Our capital spending during 2012 was $559 million. Our capital spending budget for 2013 of $530 million reflects the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. Our 2013 budgeted and 2012 actual capital spending amounts are comprised of the following project categories at December 31, 2012:

	Percent of 2013 Capital Budget	Percent of 2012 Capital Spending
Project Category
Regulatory	20%	16%
Sustaining	30%	27%
Income Improvement	50%	57%

Refinery Turnaround Spending

Our 2013 budget for refinery turnarounds and catalyst is $310 million. The turnaround spending is expected to be primarily at our Martinez, Washington, Wilmington and Utah refineries. Refining throughput and yields in 2013 will be affected by these turnarounds. During 2012, we spent $261 million for refinery turnarounds and catalysts, primarily at our Hawaii, Alaska, Washington, Martinez and Wilmington refineries.

Environmental Capital Expenditures

The EPA issued regulations in February 2007 that require the reduction of benzene in gasoline. We spent approximately $11 million in 2012 to complete projects at our Alaska, Hawaii and Utah refineries to comply with the regulations. This completes the capital spending required to meet these standards.

Off-Balance Sheet Arrangements

Other than our leasing arrangements described in Note Q to our consolidated financial statements in Item 8, we have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not have a material impact on our liquidity or financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable third-party recoveries.

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

In 2009, the EPA proposed regulating greenhouse gas emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of greenhouse gas emissions from light trucks and cars. It could reduce the demand for our manufactured transportation fuels. In addition, other finalized regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict its impact on our financial position, results of operations and liquidity.

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of blending renewable fuels obtained from third parties and purchases of Renewable Identification Numbers in the open market that are generated by third parties. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this legislation, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”) to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a court ruled the LCFS unconstitutional. CARB has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court’s preliminary injunction of CARB’s enforcement of the standard pending the appeal. We cannot predict the ultimate outcome of the court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations and liquidity.

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

At December 31, 2012 and 2011, our accruals for environmental expenditures totaled $86 million and $93 million, respectively. These accruals include $54 million and $55 million as of December 31, 2012 and 2011, respectively, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $54 million accrued at December 31, 2012, approximately $45 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We maintain comprehensive property (including business interruption), workers’compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible.

We have filed business interruption insurance claims and property damage claims related to down time from this incident. We collected $87 million in business interruption insurance recoveries that relate to down time from the incident, which were recorded as an offset to cost of sales in our statements of consolidated operations. Of the $87 million collected, $32 million was recorded in 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense in our statements of consolidated operations. Of the $17 million, $5 million was recorded in 2011 and $12 million was recorded in 2010. As of December 31, 2012, all property damage claims have been settled but certain business interruption claims remain open.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was enacted into federal law. Key provisions of the act require that standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. Final rules implementing this statute were deferred until mid-2013. Although we cannot predict the ultimate impact of these rules which may result in increased hedging costs and cash collateral requirements, we believe they will not have a material impact on our financial position, results of operations or liquidity.

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for them and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of TAPS. We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and believe its resolution will not have a material impact on our financial position, results of operations or liquidity.

Environmental

On October 15, 2012, certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the “real party in interest” and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

Long-Term Commitments
Contractual Commitments
We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes M and Q to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to TLLP under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements. The following table summarizes our annual contractual commitments as of December 31, 2012 (in millions):

Contractual Obligation	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations (a)	$2,262	$94	$94	$94	$94	$540	$1,346
Capital lease obligations (b)	34	5	5	4	4	4	12
Operating lease obligations (b)	1,246	221	162	142	134	101	486
Crude oil supply obligations (c)	14,008	5,585	2,858	2,224	1,472	527	1,342
Other purchase obligations (d)	970	307	162	118	88	59	236
Capital expenditure obligations (e)	123	123	—	—	—	—	—
Total Contractual Obligations	$18,643	$6,335	$3,281	$2,582	$1,792	$1,231	$3,422
________________

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

(c)
Represents an estimate of our short-term and long-term contractual purchase commitments for crude oil, with remaining terms ranging from three months to seven years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using actual market prices by crude oil type as of December 31, 2012, with prices ranging from $72 per barrel to $114 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which is not included in the table above.

(d)
Represents primarily long-term commitments for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.
We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note P, Note Q and Note N, respectively, to our consolidated financial statements in Item 8.

In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $12 million of unrecognized tax benefits recorded as liabilities in our consolidated balance sheets. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest and penalties of $5 million at December 31, 2012. See Note O to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 7.00% as of December 31, 2012, and the return on our funded employee pension plan assets was $34 million in 2012 and $28 million in 2011. Based on a 4.06% discount rate and fair values of plan assets as of December 31, 2012, the assets in our funded employee pension plan were equal to approximately 51% of the projected benefit obligation. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law which, includes provisions for pension funding relief for plan sponsors by stabilizing the interest rates plan sponsors use to determine their pension funding requirements.  Previous funding rules required using a discount rate based on a two-year average of high quality corporate bond rates to determine pension liabilities and minimum contributions.  The new legislation also stipulates that the discount rate falls within a 10% corridor of a 25-year average corporate bond rate.  The corridor will grow 5% per year.  The provisions of MAP-21 are effective for plan years beginning on or after January 1, 2012.  On this new MAP-21 basis, at January 1, 2012 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 108%. Tesoro contributed $48 million during 2012, a portion of which was in excess of the minimum required. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note P to our consolidated financial statements in Item 8 for further discussion.

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

We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates. At December 31, 2012, we evaluated certain of our refineries for potential impairment. See Notes C and J to our consolidated financial statements in Item 8 for further discussion of the impairment analysis and certain losses resulting from the analysis.

Goodwill — As of December 31, 2012 and 2011, we had a goodwill balance of $36 million. Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist for the underlying assets. These indicators include, but are not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business. An impairment charge would be recognized if the carrying value of the reporting unit, including goodwill, exceeded its fair value.

We review the recorded value of our goodwill for impairment annually on November 1st, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. A quantitative approach was used to review the carrying value of goodwill for impairment in years prior to the period ending December 31, 2011. Our goodwill testing in 2012 and 2011 involved a qualitative approach. As part of our qualitative assessments, we evaluated economic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity specific and reporting unit events. We assessed our overall financial performance and considered other factors that may impact the supply and demand of refined products including: crude oil prices, increased federal fuel efficiency standards for motor vehicles, or other legislation that could have negative implications. We determined the relevance of any entity-specific events or events affecting our reporting units which would have a negative effect on the carrying value of the reporting units. Accordingly, no additional quantitative testing was performed and no goodwill impairment charges were recognized in 2012 or 2011.

Environmental Liabilities — At December 31, 2012 and 2011, our total environmental liabilities included in accrued liabilities and other noncurrent liabilities were $86 million and $93 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

Income Taxes — As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $8 million on certain state credit carryforwards as of December 31, 2012, based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods.

We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take are generally recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $17 million and $20 million at December 31, 2012 and 2011, respectively.

Asset Retirement Obligations — Our asset retirement obligations totaled $46 million and $26 million at December 31, 2012 and 2011, respectively. We record asset retirement obligations in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur this liability and can make a reasonable estimate of the fair value of the liability. When the liability is initially recorded, the cost is capitalized by increasing the book value of the related long-lived tangible asset. The liability is accreted through operating expenses to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life.

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

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans’ assets and its projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.

A one-percentage-point change in the expected return on plan assets and discount rate for the funded qualified employee retirement plan would have had the following effects in 2012 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(3)	$3
Discount Rate:
Effect on net periodic pension expense	(8)	9
Effect on projected benefit obligation	(100)	130

See Note P to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. The Monte Carlo simulation takes into account the same input assumptions as the Black-Scholes option-pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Changes in our assumptions may impact the expenses related to our stock-based awards. The fair values of our stock appreciation rights, phantom stock options and performance units are estimated at the end of each reporting period and are recorded as liabilities in our consolidated balance sheets. Changes in our assumptions may impact our liabilities and expenses associated with our stock-based awards.

New Accounting Standards and Disclosures

Indefinite-Lived Intangible Testing

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in July 2012 related to testing indefinite-lived intangible assets for impairment. This ASU provides the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative impairment test. If the company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The company can choose to assess qualitative factors on none, some or all of its indefinite-lived intangible assets. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. Our indefinite lived intangible assets are immaterial to our consolidated financial statements. The adoption of this standard will not have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

The FASB issued an ASU in June 2011, regarding the presentation of comprehensive income. This ASU eliminated the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. We adopted these presentation requirements and are presenting components of OCI in two consecutive statements.

Additionally, the FASB issued an ASU in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2012. The adoption of these requirements will not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not have a material impact on our financial position, results of operations or liquidity, but may result in additional disclosures.

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

Prices for refined products are influenced by the price of crude oil. In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 585 thousand barrels per day (“Mbpd”), would change annualized pre-tax operating income by approximately $214 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 30 million barrels and 31 million barrels at December 31, 2012 and 2011, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2012, was approximately $51 per barrel compared to market prices of approximately $108 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve options, exchange-traded futures, over-the-counter swaps and options, and physical commodity forward purchase and sale contracts (“Forward Contracts”), with durations of less than two years. Our hedging strategies are monitored daily.

We mark-to-market our derivative instruments and recognize the changes in their fair value in our statements of consolidated operations. We elected not to designate derivative instruments as fair value hedges during 2012 and 2011, with the exception of a portion of our Tesoro Panama Company S.A. (“TPSA”) inventory designated as a fair value hedge in 2011.

Net earnings during the 2012 and 2011 included net losses of $28 million and $6 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	2012		2011
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	4	$38	5	$9
Realized gain (loss) on settled derivative positions	450	(60)	432	23
Unrealized loss on open net short derivative positions	2	(6)	4	(38)
Net Loss		$(28)		$(6)

Our open positions at December 31, 2012, will expire at various times primarily during 2013 and 2014. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 2 million barrels at December 31, 2012, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $2 million.

Risk Management

We have established a risk committee comprised of senior level business management leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks. Our financial, strategic, governance and operational risks’ subject matter experts participate in this annual assessment. The risk committee and other groups in the organization assess the status and effectiveness of risk prevention and mitigation activities, identify emerging risks, and facilitate management’s development of our risk assessment and management practices. In addition, the risk committee meets monthly to review priority risks, risk prevention and mitigation activities, and the Company’s emerging risks. The risk committee presents a quarterly risk update to executive management. At least annually, the Board of Directors meets with the chair of our risk committee concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

The risk committee has a responsibility to oversee the system of controls the Company has put in place to ensure procedures are properly followed and accountability is present at the appropriate levels. The Company has put in place controls designed to:

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

We believe the governance structure that we have in place is adequate given the size and sophistication of our hedging program.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had no gains or losses on these transactions for the year ended December 31, 2012 and a $6 million loss related to these transactions for the year ended December 31, 2011. As of December 31, 2012, we had Forward Contracts to purchase CAD $42 million and CAD $37 million that matured or will mature on January 25, 2013 and February 25, 2013, respectively. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt, and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in changes in our accretion expense related to asset retirement obligations and pension and postretirement net periodic benefit expense over time.  The fair value of our debt was estimated primarily using quoted market prices.  The carrying value and fair value of our debt was approximately $1.6 billion and $1.7 billion, respectively, at December 31, 2012, and $1.7 billion and $1.8 billion, respectively, at December 31, 2011. We currently do not use interest rate swaps to manage our exposure to interest rate risk, however we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 22, 2013

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In millions except per share amounts)
REVENUES (a)	$32,974	$30,303	$20,583

COSTS AND EXPENSES:
Cost of sales (a)	29,002	27,007	18,251
Operating expenses	1,544	1,495	1,474
Selling, general and administrative expenses	310	237	242
Depreciation and amortization expense	445	417	422
Loss on asset disposals and impairments	271	67	54
OPERATING INCOME	1,402	1,080	140
Interest and financing costs, net	(166)	(179)	(155)
Interest income	2	2	3
Other income (expense), net	(26)	2	(13)
EARNINGS (LOSS) BEFORE INCOME TAXES	1,212	905	(25)
Income tax expense	442	342	4
NET EARNINGS (LOSS)	770	563	(29)
Less net earnings attributable to noncontrolling interest	27	17	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$743	$546	$(29)
NET EARNINGS (LOSS) PER SHARE:
Basic	$5.33	$3.86	$(0.21)
Diluted	$5.25	$3.81	$(0.21)
WEIGHTED AVERAGE COMMON SHARES:
Basic	139.4	141.4	140.6
Diluted	141.5	143.3	140.6

DIVIDENDS PER SHARE	$0.27	$—	$—

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$490	$376	$330
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net Earnings (Loss)	$770	$563	$(29)
Pension and other benefit liability adjustments, net of tax benefit (expense) of $40, $16, and $(77) million	(62)	(25)	121
Other comprehensive income (loss)	(62)	(25)	121
Total comprehensive income	708	538	92
Less noncontrolling interest in comprehensive income	27	17	—
Comprehensive income attributable to Tesoro Corporation	$681	$521	$92
The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in millions except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,639	$900
Receivables, less allowance for doubtful accounts	1,221	1,272
Inventories	1,578	1,763
Prepayments and other current assets	198	216
Total Current Assets	4,636	4,151
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	7,257	7,055
Less accumulated depreciation and amortization	(2,012)	(1,907)
Net Property, Plant and Equipment	5,245	5,148
OTHER NONCURRENT ASSETS
Acquired intangibles, net	214	226
Other, net	607	367
Total Other Noncurrent Assets	821	593
Total Assets	$10,702	$9,892
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,213	$2,305
Accrued liabilities	665	526
Current maturities of debt	3	418
Total Current Liabilities	2,881	3,249
DEFERRED INCOME TAXES	850	815
OTHER NONCURRENT LIABILITIES	647	567
DEBT	1,587	1,283
COMMITMENTS AND CONTINGENCIES (Note Q)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 152,579,955 shares issued (150,733,991 in 2011)	25	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued (0 in 2011)	—	—
Additional paid-in capital	1,070	1,000
Retained earnings	3,649	2,944
Treasury stock, 14,417,533 common shares (10,769,510 in 2011), at cost	(356)	(226)
Accumulated other comprehensive loss	(137)	(75)
Total Tesoro Corporation Stockholders’ Equity	4,251	3,668
NONCONTROLLING INTEREST	486	310
Total Equity	4,737	3,978
Total Liabilities and Equity	$10,702	$9,892

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

	Tesoro Corporation Stockholders’ Equity (In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount
At December 31, 2009	147.3	$24	$947	$2,427	(6.9)	$(140)	$(171)	$—	$3,087
Net loss	—	—	—	(29)	—	—	—	—	(29)
Purchases of common stock	—	—	—	—	(0.2)	(2)	—	—	(2)
Shares issued for equity-based compensation awards and benefit plans	1.8	1	11	—	1.2	14	—	—	26
Excess tax benefits from stock-based compensation arrangements	—	—	(1)	—	—	—	—	—	(1)
Amortization of equity settled awards	—	—	13	—	—	—	—	—	13
Other comprehensive income	—	—	—	—	—	—	121	—	121
At December 31, 2010	149.1	$25	$970	$2,398	(5.9)	$(128)	$(50)	$—	$3,215
Net earnings	—	—	—	546	—	—	—	17	563
Purchases of common stock	—	—	—	—	(4.9)	(101)	—	—	(101)
Net proceeds from issuance of common units - Tesoro Logistics LP	—	—	(14)	—	—	—	—	302	288
Shares issued for equity-based compensation awards	1.6	—	12	—	—	—	—	—	12
Excess tax benefits from stock-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	16	—	—	3	—	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Other	—	—	5	—	—	—	—	—	5
At December 31, 2011	150.7	$25	$1,000	$2,944	(10.8)	$(226)	$(75)	$310	$3,978
Net earnings	—	—	—	743	—	—	—	27	770
Purchases of common stock	—	—	—	—	(3.6)	(131)	—	—	(131)
Net proceeds from issuance of common units - Tesoro Logistics LP	—	—	(3)	—	—	—	—	174	171
Shares issued for equity-based compensation awards	1.9	—	34	—	—	—	—	—	34
Excess tax benefits from stock-based compensation arrangements	—	—	5	—	—	—	—	—	5
Amortization of equity settled awards	—	—	32	—	—	1	—	1	34
Dividend payments	—	—	—	(38)	—	—	—	—	(38)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(26)	(26)
Other comprehensive loss	—	—	—	—	—	—	(62)	—	(62)
Other	—	—	2	—	—	—	—	—	2
At December 31, 2012	152.6	$25	$1,070	$3,649	(14.4)	$(356)	$(137)	$486	$4,737

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings (loss)	$770	$563	$(29)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization expense	445	417	422
Amortization of debt issuance costs and discounts	12	17	18
Loss on asset disposals and impairments	271	67	54
Stock-based compensation expense	105	53	58
Charges for remaining unamortized debt issue costs and discounts	5	14	—
Deferred income taxes	(8)	200	9
Excess tax benefits from stock-based compensation arrangements	(8)	(13)	(3)
Deferred charges	(277)	(105)	(162)
Other changes in non-current assets and liabilities	(3)	(30)	27
Changes in current assets and current liabilities:
Receivables	48	(365)	208
Inventories	192	(506)	(635)
Prepayments and other	94	(71)	(34)
Accounts payable and accrued liabilities	(61)	448	452
Net cash from operating activities	1,585	689	385
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(529)	(298)	(297)
Proceeds from asset sales	3	7	2
Acquisitions	(40)	—	—
Advance payments made for acquisitions	(130)	—	—
Net cash used in investing activities	(696)	(291)	(295)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings	1,275	—	—
Borrowings under revolving credit agreements	185	312	216
Repayments on revolving credit agreements	(352)	(295)	(66)
Repayments of debt	(1,225)	(329)	(3)
Dividend payments	(38)	—	—
Proceeds from stock options exercised	34	12	5
Proceeds from issuance of common units -Tesoro Logistics LP	171	288	—
Distributions to noncontrolling interest	(26)	(9)	—
Purchases of common stock	(131)	(101)	(2)
Excess tax benefits from stock-based compensation arrangements	8	13	3
Payments of debt issuance costs	(24)	—	—
Financing costs and other	(27)	(37)	(8)
Net cash from (used in) financing activities	(150)	(146)	145

INCREASE IN CASH AND CASH EQUIVALENTS	739	252	235
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	900	648	413
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,639	$900	$648
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$90	$114	$115
Income taxes paid (refunded), net	$335	$197	$(112)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable and accrued liabilities at end of year	$75	$45	$23
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

Tesoro Corporation was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refiners and marketers in the United States. Our subsidiaries, operating through two business segments, primarily manufacture and sell transportation fuels. Our refining operating segment (“Refining”), which operates seven refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas, petroleum coke and asphalt. Our refineries have a combined crude oil capacity of 675 thousand barrels per day (“Mbpd”). This operating segment sells refined products in wholesale and bulk markets to a wide variety of customers within the operations area. Our retail operating segment (“Retail”) sells transportation fuels and convenience products in 18 states through a network of 1,402 retail stations, primarily under the Tesoro®, Shell®, and USA Gasoline™ brands.

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

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 91% and 89% of TLLP’s total revenues for the years ended December 31, 2012 and 2011, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP.

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

Receivables

Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables. Credit is extended based on an ongoing evaluation of our customers’ financial condition and other factors. In certain circumstances, we require prepayments, letters of credit, guarantees, or other forms of collateral. Credit risk with respect to trade receivables is mitigated by the large number of customers comprising our customer base and their dispersion across various industry groups and geographic areas of operations. Our reserve for bad debts is based on numerous factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when reasonable efforts to collect the amounts due have been exhausted.

Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value primarily because of the short-term maturities of these instruments. We estimate the fair value for our debt using quoted market prices.

Inventories

Inventories are stated at the lower of cost or market. We use last-in, first-out as the primary method to determine the cost of crude oil held by our U.S. subsidiaries and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries, oxygenates and by-products using the first-in, first-out cost method. We value merchandise along with materials and supplies at average cost.

We use commodity derivatives to manage price volatility associated with our crude oil and product inventories. We designated certain commodity derivatives as fair value hedges for accounting purposes during the years ended December 31, 2011 and 2010. There were no commodity derivatives designated as fair value hedges during the year ended December 31, 2012. For derivatives that are designated as fair value hedges, subsequent changes in fair value of the designated hedged inventory are recorded in inventory on our consolidated balance sheets and in cost of sales in our statements of consolidated operations.

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment (“Property Assets”). The cost of repairs to, and normal maintenance of, Property Assets is expensed as incurred. Major improvements and modifications of Property Assets are those expenditures that either extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. The cost of Property Assets constructed includes interest and certain overhead costs allocable to the construction activities.

Our operations, especially those of our refining segment, are highly capital intensive. Each of our refineries is comprised of a large base of Property Assets, consisting of a series of interconnected, highly integrated and interdependent crude oil processing facilities and supporting logistical infrastructure (units), and these units are regularly improved. We plan for these improvements by developing a multi-year capital program that is updated and revised based on changing internal and external factors.

We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. The useful lives range from six to 28 years for refining, seven to 16 years for retail, and three to 25 years for corporate assets. We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $295 million, $262 million and $266 million for 2012, 2011 and 2010, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $17 million, $14 million and $19 million during 2012, 2011 and 2010, respectively, and is recorded as a reduction to net interest and financing costs in our statements of consolidated operations.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded in loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

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

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and environmental expenses are recorded primarily in operating expenses in our statements of consolidated operations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Liabilities

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations. These matters may involve large or unspecified damages or penalties that may be sought from us and may require years to resolve. We record a liability related to a loss contingency attributable to such legal matters in accrued liabilities or other noncurrent liabilities on our consolidated balance sheet, depending on the classification as current or noncurrent if we determine the loss to be both probable and estimable. The liability is recorded for an amount that is management’s best estimate of the loss, or when a best estimate cannot be made, the minimum loss amount of a range of possible outcomes.
Goodwill and Acquired Intangibles

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our statements of consolidated operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual test for goodwill impairment involves a qualitative assessment performed at the reporting unit level. Our indefinite-lived intangible assets consist of liquor licenses for certain of our retail stations and are immaterial to our consolidated financial statements.

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emission credits, customer agreements and contracts and the USA Gasoline trade name. We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of three to 31 years, and we include the amortization in depreciation and amortization expense in our statements of consolidated operations.

Other Assets

We defer turnaround costs and the costs of certain catalysts used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, ranging from two to ten years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for these deferred charges, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $138 million, $137 million and $138 million in 2012, 2011 and 2010, respectively.

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument. Amortization of deferred issuance costs, which is included in net interest and financing costs in our statements of consolidated operations totaled $11 million, $13 million and $9 million in 2012, 2011 and 2010, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Impairment of Long-Lived Assets

We review Property Assets and other long-lived assets, including acquired intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related costs are included in cost of sales or operating expenses.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations. These taxes, excluding credits, were primarily related to sales of gasoline and diesel fuel and totaled $490 million, $376 million and $330 million in 2012, 2011 and 2010, respectively.

Income Taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets if it is more likely than not that those items will either expire before we are able to realize their benefit or their future deductibility is uncertain. We recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions taken, or expected to be taken, that are not recognized, are generally recorded as liabilities in our consolidated balance sheets.

Pension and Other Postretirement Benefits

We recognize separately the overfunded or underfunded status of our pension and other postretirement plans as an asset or liability. A change in the funded status of our defined benefit retirement plan is recognized in other comprehensive income in the period the change occurs. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use a December 31st measurement date for plan assets and obligations for all of our plans.

Stock-Based Compensation

Our stock-based compensation includes stock appreciation rights (“SARs”), performance share awards, market stock units, stock options, restricted common stock, restricted stock units, performance units and phantom stock options. We estimate the fair value of certain stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation. The fair value of our performance share awards based on performance conditions, market stock units, restricted common stock awards and restricted stock units, are equal to the market price of our common stock on the date of grant. The fair values of our SARs, performance share awards based on market conditions, phantom stock options and performance units are estimated at the end of each reporting period. We have recorded liabilities related to our SARs and performance units. We primarily amortize the fair value of our SARs, performance share awards, market stock units, restricted common stock, performance units, stock options and restricted stock units using the straight-line method over the vesting period. Subsequent to the vesting date, the liability for outstanding SARs is adjusted to fair value at the end of each reporting period. Expenses related to stock-based compensation are included in selling, general and administrative expenses in our statements of consolidated operations.

Derivative Instruments and Hedging Activities

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, products and energy supplies to or from our refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically include exchange-traded futures and over-the-counter swaps and options, with durations of less than two years. Our positions are monitored daily by our trading controls group to ensure compliance with our risk management policies.

When we acquire a derivative instrument, it is designated as a mark-to-market derivative or a fair value hedge derivative. We mark-to-market our derivative instruments and recognize the changes in their fair values, realized or unrealized, in either revenues or cost of sales in our statements of consolidated operations, depending on the purpose for acquiring and holding the derivatives. For instruments that are not designated as fair value hedges, we do not record a change in the value of the related underlying physical commodity. The gain or loss on derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gain or loss on the hedged item, are recognized in income in the same period. We use fair value hedges for certain foreign subsidiary crude oil inventories.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All derivatives are recorded and carried at fair value in receivables, other current assets or accounts payable in our consolidated balance sheets. The changes in fair value of the designated hedged inventory for fair value hedge derivatives have been recorded in inventories on the consolidated balance sheets. Margin deposits represent cash collateral paid between our counterparties and us to support our commodity contracts. We net our asset and liability positions associated with multiple derivative instruments that are executed with the same counterparty under master netting arrangements.

We apply hedge accounting when transactions meet specified criteria for such treatment and may designate a derivative as a fair value hedging instrument for accounting purposes to hedge certain foreign subsidiary crude oil inventories. The hedged inventory is valued at current spot market prices whereas the financial derivative is valued using forward commodity prices. Changes in the difference between forward and spot prices are recorded as unrealized gains and losses in cost of sales in our statements of consolidated operations until the commodity is sold and the related financial derivative is settled. A hedge is regarded as highly effective and qualifies for hedge accounting if it is expected at its inception and throughout the term of the contract that changes in the fair value of the hedged item are almost fully offset by the changes in the fair value of the hedging instrument.

We discontinue hedge accounting when we determine that the derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item is sold; or when a forecasted transaction is no longer deemed probable. Any ineffectiveness is recorded in the statements of consolidated operations during the period in which the derivative instrument is deemed ineffective.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net earnings (loss) attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock, restricted stock units, market stock units and performance share awards outstanding during the period. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to Tesoro Corporation is reduced, where applicable, for the decrease in earnings from Tesoro’s limited partner unit ownership in TLLP that would have resulted assuming the incremental units related to TLLP’s equity incentive plans had been issued during the respective periods.

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during the period. We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. We use foreign currency exchange and purchase contracts to manage our exposure to these exchange rate fluctuations. Amounts related to these contracts are recorded in net interest and financing costs in our statements of consolidated operations.

New Accounting Standards and Disclosures

Indefinite-Lived Intangible Testing

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in July 2012 related to testing indefinite-lived intangible assets for impairment. This ASU provides the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative impairment test. If the company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The company can choose to assess qualitative factors on none, some or all of its indefinite-lived intangible assets. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the standard, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. Our indefinite lived intangible assets are immaterial to our consolidated financial statements. The adoption of this standard will not have a material impact on our consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation of Comprehensive Income

The FASB issued an ASU in June 2011, regarding the presentation of comprehensive income. This ASU eliminated the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. We adopted these presentation requirements and are presenting components of OCI in two consecutive statements.

Additionally, the FASB issued an ASU in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2012. The adoption of these requirements will not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not have a material impact on our financial position, results of operations or liquidity, but may result in additional disclosures.

NOTE B – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. As of December 31, 2012, its assets consisted of a crude oil gathering system in the Williston Basin, eight refined products terminals in the midwestern and western United States, a crude oil and refined products storage facility and five related short-haul pipelines in Utah, two marine terminals in California and a rail car unloading facility in Washington.

In April 2011, TLLP completed the initial public offering (the “Initial Offering”) of 14,950,000 common units at a price of $21.00 per unit. We received net proceeds of approximately $283 million from the Initial Offering.

The TLLP senior secured revolving credit agreement (“TLLP Revolving Credit Facility”) and TLLP’s $350 million aggregate principal amount of 5.875% Senior Notes due 2020 (“TLLP 2020 Notes”) discussed below are non-recourse to Tesoro, except for Tesoro Logistics GP, LLC (“TLGP”), (which is TLLP’s general partner), and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. TLLP is an excluded subsidiary under the Tesoro Corporation Revolving Credit Facility. For additional information regarding the TLLP Revolving Credit Facility, see Note M.

TLLP Acquisitions

Effective April 1, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Martinez crude oil marine terminal assets (collectively, the “Martinez Marine Terminal”) and associated pipelines in exchange for $75 million, comprised of $67 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of TLLP equity with a fair value of $8 million. The Martinez Marine Terminal consists of a single-berth dock, associated crude oil storage tanks, firewater tanks and related pipelines that receive crude oil from third-party vessels for delivery to our Martinez refinery and a third-party terminal.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective September 14, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Long Beach marine terminal assets and related short-haul pipelines (collectively, the “Long Beach Assets”), in exchange for total consideration from TLLP of $210 million, comprised of $189 million in cash financed with borrowings under TLLP’s private placement debt offering and the issuance of TLLP equity with a fair value of $21 million. These assets, located near our Wilmington refinery, consist of a two-vessel berth dock leased from the city of Long Beach, storage tanks and related pipelines connecting our Wilmington refinery to the marine terminal and other third-party facilities.

Effective November 15, 2012, TLLP entered into a transaction to purchase, from Tesoro, our Anacortes rail car unloading facility assets (the “Anacortes Rail Facility”), in exchange for consideration of $180 million, comprised of $162 million in cash and the issuance of TLLP equity with a fair value of $18 million. The Anacortes Rail Facility includes an unloading platform, receiving and departing tracks and additional short track spurs, as well as other related assets and properties associated with the facility. The Anacortes Rail Facility transports Bakken crude oil to our Washington refinery.

On December 6, 2012, TLLP executed definitive agreements to purchase Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) for a total purchase price of $400 million. The transaction is subject to regulatory approval and is expected to close during the first quarter of 2013. TLLP paid a deposit of $40 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events. The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, and a separate jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals.

Debt and Equity Issuances and Revolver Amendment

Effective September 14, 2012, TLLP completed a private notes offering of $350 million aggregate principal amount of 5.875% Senior Notes due 2020. The proceeds of this offering were used to fund TLLP’s acquisition of the Long Beach Assets, to repay the outstanding balance on the TLLP Revolving Credit Facility and to fund a portion of the acquisition of the Anacortes Rail Facility.

On October 5, 2012, TLLP closed an equity offering (“TLLP 2012 Equity Issuance”) of 4,255,000 common units at a public offering price of $41.80 per unit. Net proceeds to TLLP from the sale of the units were approximately $171 million. The proceeds of this offering were primarily used to fund TLLP’s acquisition of the Anacortes Rail Facility.

On January 14, 2013, TLLP closed an equity offering (“TLLP 2013 Equity Issuance”) of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility, which increases total revolving loan availability under the facility from $300 million to $500 million and allows TLLP to request that the availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

We held an approximate 47% interest in TLLP at December 31, 2012, including a 2% interest in the general partner. This interest includes 1,283,915 common units, 15,254,890 subordinated units and 729,596 general partner units. Subsequent to the TLLP 2013 Equity Issuance on January 14, 2013, we owned an approximate 38% interest in TLLP, including an approximate 2% general partner interest. All intercompany transactions with TLLP are eliminated upon consolidation.

Commercial Agreements

TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring 2016 through 2022. These include 10-year use and throughput agreements and a transportation agreement.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and, except for a trucking transportation services agreement, provides us with options to renew for two additional five-year terms. The agreements also include provisions that permit us to suspend, reduce or terminate our obligations under the applicable agreement if certain events occur after one year of continuing minimum payments.

In addition to commercial agreements, we are also a party to the following agreements with TLLP:

Amended and Restated Omnibus Agreement. We entered into an omnibus agreement with TLLP at the closing of the Initial Offering. The omnibus agreement, most recently amended in November 2012 (the “Amended Omnibus Agreement”) in connection with the sale of the Anacortes Rail Facility, contains the following key provisions:

•	Non-compete clause between us and TLLP effective under certain circumstances;

•
Right of first offer to TLLP for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington;

•	Payment of an annual fee to us, currently $2.5 million, for the provision of various general and administrative services;

•	Reimbursement to TLLP for certain maintenance and expansion capital expenditures; and

•	indemnification to TLLP for certain matters, including pre-IPO environmental, title and tax matters.

Additional sales of assets from us to TLLP are governed by the Amended Omnibus Agreement.

Amended and Restated Operational Services Agreement. We entered into an operational services agreement with TLLP at the closing of the Initial Offering, which was most recently amended in November 2012 (the “Amended Operational Services Agreement”) in connection with the sale of the Anacortes Rail Facility. Under the Amended Operational Services Agreement, TLLP reimburses us for the provision of certain operational services in support of their pipelines, terminals and storage facility.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TLLP is a consolidated variable interest entity. With the exception of affiliate balances which are eliminated upon consolidation, and their impact on equity, the TLLP condensed consolidated balance sheets as of December 31, 2012 and December 31, 2011, as presented below, are included in the consolidated balance sheets of Tesoro Corporation.

	December 31, 2012	December 31, 2011 (a)
	(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19	$18
Receivables
Trade	—	4
Affiliate	18	12
Prepayments	1	1
Total Current Assets	38	35
NET, PROPERTY, PLANT AND EQUIPMENT	274	196
DEPOSITS	40	1
OTHER NONCURRENT ASSETS	11	2
Total Assets	$363	$234
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$9	$7
Affiliate	7	3
Deferred revenue - affiliate	2	2
Accrued interest and financing costs	6	—
Other current liabilities	3	3
Total Current Liabilities	27	15
OTHER NONCURRENT LIABILITIES	—	2
DEBT	354	50
EQUITY (DEFICIT) (b)	(18)	167
Total Liabilities and Equity (Deficit)	$363	$234
________________

(a)	Adjusted to include the historical results of the Martinez Marine Terminal and Long Beach Assets.

(b)
As TLLP is an entity under common control with Tesoro, TLLP records the assets that it acquires from Tesoro on its balance sheet at historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Tesoro is recorded in equity. As a result of this accounting treatment, its purchases of the Martinez Marine Terminal, the Long Beach Assets and the Anacortes Rail Facility caused TLLP’s equity balance to decrease $307 million from December 31, 2011 to December 31, 2012.

NOTE C - ACQUISITIONS AND OTHER CHANGES IN OPERATIONS

Acquisition of BP’s Southern California Refining and Marketing Business

On August 8, 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (the “Carson Acquisition”). The assets to be acquired include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land storage terminals, pipelines and product marketing terminals. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 800 branded dealer-operated and branded wholesale stations in Southern California, Nevada and Arizona. Additionally, we will acquire a 51% ownership in the gas fueled Watson cogeneration facility and an anode coke calcining operation, both located near the Carson refinery.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The purchase and sale agreement provides for a $100 million reduction in the purchase price upon meeting certain conditions as defined in the agreement. This acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement also required an advance payment of $90 million and provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons). In the event a break-up fee is required, the advance payment of $90 million will be applied to the amount due. During the year ended December 31, 2012, we incurred transaction costs of approximately $9 million related to the acquisition, which are included in selling, general and administrative expenses in our statements of consolidated operations. Upon the closing of the Carson Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. We expect that upon closing the Carson Acquisition, we will record certain assumed environmental liabilities.

Retail Acquisition

In January 2012, we acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. We paid approximately $37 million for the assets, including inventories of approximately $3 million and spent approximately $4 million to replace the dispensers at these stations. We assumed the obligations under the seller’s leases. SUPERVALU, Inc. retained environmental and certain pre-closing liabilities. This acquisition is not material to our consolidated financial statements.

TLLP Acquisition of the Northwest Products System

On December 6, 2012, TLLP executed definitive agreements to purchase the Northwest Products System. For additional information regarding the acquisition, see Note B.

Hawaii Refinery

On January 8, 2013, we announced that we have been unable to sell our Hawaii operations, will cease refining operations in April 2013, and begin the process of converting the refinery to an import, storage and distribution terminal. We will maintain the existing distribution system to support marketing operations and fulfill supply commitments while continuing to offer the assets for sale. We expect to recognize other charges during the first half of 2013 related to severance and postretirement obligations in connection with the conversion to terminal operations. These charges are not expected to be material to our consolidated financial statements. Additionally, we may recognize contract termination or other exit costs as we cease refining operations. These assets continue to be reported as held and used at December 31, 2012 because all of the accounting criteria for the held-for-sale classification have not been met.
We announced in January 2012 that we intended to sell our Hawaii operations. Throughout 2012, based on our ongoing sale process and indications of interest from potential buyers, we believed a single sale of our Hawaii operations would occur at an amount that would exceed our carrying value. However, the final proposals we received during the fourth quarter of 2012 were not acceptable and indicated a significant decline in the estimated fair value of the Hawaii operations from previous estimates. As a result, we conducted an impairment test for the long-lived assets for both the refining and retail reporting units in Hawaii. We estimated the fair value of the Hawaii refining reporting unit, which includes the refinery assets and terminal and distribution assets, using the income approach through the use of discounted projected cash flows, which resulted in an estimated fair value of zero. The most recent bids for these assets also support this fair value. As a result, we recorded impairment charges of $228 million at December 31, 2012 for the Hawaii refining reporting unit, representing the entire net book value of the property, plant and equipment of $188 million and deferred charges of $40 million.

We also recognized AROs at a fair value of $20 million for estimated costs to be incurred, the timing of which can now be reasonably determined based on the plans described above, to indefinitely idle the refining assets and to convert certain storage tanks to terminal operations. These estimated costs to perform the necessary work were determined based on unobservable inputs, including third-party and internal estimates. All amounts associated with the impairment and recognition of AROs are included in loss on asset disposals and impairments in our statements of consolidated operations.
The long-lived assets of Hawaii’s retail reporting unit were not impaired at December 31, 2012, based on estimated cash flows and comparable market transaction data for similar retail operations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – EARNINGS (LOSS) PER SHARE

Share and per share calculations are presented below (in millions except per share amounts):

	2012	2011	2010
Basic:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$743	$546	$(29)
Weighted average common shares outstanding	139.4	141.4	140.6
Basic Earnings (Loss) Per Share	$5.33	$3.86	$(0.21)
Diluted:
Net earnings (loss) attributable to Tesoro Corporation stockholders	$743	$546	$(29)
Weighted average common shares outstanding	139.4	141.4	140.6
Common stock equivalents	2.1	1.9	—
Total diluted shares	141.5	143.3	140.6
Diluted Earnings (Loss) Per Share	$5.25	$3.81	$(0.21)

Potentially dilutive common stock equivalents that were excluded from the calculation of diluted earnings (loss) per share, as the effect of including such securities would have been anti-dilutive, were as follows (in millions):

	2012	2011	2010
Common stock equivalents (a)	—	—	1.4
Stock options (a) (b)	2.4	3.1	5.6
________________

(a)	For the year ended December 31, 2010, common stock equivalents, including stock options, were excluded as a result of the net loss reported during the period.

(b)	Common stock options presented above were excluded as the exercise prices were greater than the average market price of the common stock during each respective reporting period.

NOTE E - RECEIVABLES
Receivables at December 31, 2012 and 2011, consisted of the following (in millions):

	2012	2011
Trade receivables	$1,209	$1,248
Tax receivables	20	25
Other receivables	1	6
Allowance for doubtful accounts	(9)	(7)
Total Receivables, Net	$1,221	$1,272

NOTE F – INVENTORIES
Components of inventories were as follows (in millions):

	2012	2011
Domestic crude oil and refined products	$1,178	$1,273
Foreign subsidiary crude oil	246	346
Materials and supplies	94	87
Oxygenates and by-products	44	43
Merchandise	16	14
Total Inventories	$1,578	$1,763

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.6 billion and $1.7 billion at December 31, 2012 and 2011, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	2012	2011
Refining	$6,268	$6,161
Retail	763	679
Corporate	226	215
Property, plant and equipment, at cost	7,257	7,055
Accumulated depreciation	(2,012)	(1,907)
Net property, plant and equipment	$5,245	$5,148

See discussion of impairments of long-lived assets in Note J.

NOTE H - GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Goodwill in our refining segment related to our Utah refinery totaled $31 million at both December 31, 2012 and 2011. In our retail segment, goodwill totaled $5 million at both December 31, 2012 and 2011. There were no changes in the carrying amount of goodwill during 2012 and 2011.

A quantitative approach was used to review the carrying value of goodwill for impairment in years prior to the period ending December 31, 2011. For the periods ending December 31, 2012 and 2011, we used the qualitative approach prescribed by the ASU issued by the FASB in September 2011. This ASU evaluates relevant events and or circumstances to test for possible goodwill impairment. Based on the analysis performed, we determined no further testing was required.

During 2010, we determined that all of the goodwill related to the Hawaii refinery reporting unit was impaired and recorded a $10 million impairment because we determined that the carrying value of our Hawaii refinery exceeded the fair value. An increase in the carrying value of our Hawaii refinery in 2010 resulted from turnaround spending and a reduction in certain pension and other postretirement obligations. Our estimated fair value decreased as a result of lower projected cash flows driven by a revised margin outlook. At the time of the goodwill impairment review, there was no indication of impairment for the other long-lived assets at the Hawaii refinery. The impairment charges are included in loss on asset disposals and impairments.

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2012			December 31, 2011
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Air emissions credits	$229	$71	$158	$229	$64	$165
USA Gasoline tradename	35	10	25	35	8	27
Customer agreements and contracts	34	23	11	34	21	13
Refinery permits and plans	17	8	9	17	7	10
Favorable leases	11	3	8	11	3	8
Other intangibles	26	23	3	26	23	3
Total	$352	$138	$214	$352	$126	$226
All of our acquired intangible assets are subject to amortization with the exception of an immaterial amount of indefinite-lived intangible assets. Amortization expense of acquired intangible assets was $12 million, $18 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our estimated amortization expense for each of the following five years is: 2013 — $12 million; 2014 — $12 million; 2015 — $12 million; 2016 — $12 million; and 2017 — $12 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - OTHER NONCURRENT ASSETS
Other noncurrent assets at December 31, 2012 and 2011, consisted of the following (in millions):

	2012	2011
Deferred charges, net of amortization	$357	$273
Deposits	137	7
Debt issuance costs, net of amortization	50	37
Goodwill	36	36
Other assets, net of amortization	27	14
Total Other Noncurrent Assets	$607	$367

See discussion of impairments of deferred charges in Note J.

NOTE J – FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at December 31, 2012 or December 31, 2011. See Note K for further information on the Company’s derivative instruments.

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

Our RINs obligation represents a liability for the purchase of RINs to satisfy the requirement to blend biofuels into the products we produce. RINs are assigned to biofuels produced or imported into the U.S. as required by the U.S. Environmental Protection Agency (“EPA”). This requirement was implemented in accordance with the Renewable Fuel Standard of the Energy Policy Act of 2005 and expanded by the Energy Independence and Security Act of 2007.  The EPA sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy the requirement.  Our RINs obligation is based on the amount of RINs we must purchase and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments recognized at fair values in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

				Netting and	Total as of
	Level 1	Level 2	Level 3	Collateral (a)	December 31, 2012
Assets:
Commodity Futures Contracts	$91	$4	$—	$(68)	$27
Total Assets	$91	$4	$—	$(68)	$27

Liabilities:
Commodity Futures Contracts	$96	$4	$—	$(95)	$5
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	1	—	—	1
Total Liabilities	$96	$6	$—	$(95)	$7

				Netting and	Total as of
	Level 1	Level 2	Level 3	Collateral (a)	December 31, 2011
Assets:
Commodity Futures Contracts	$86	$9	$—	$(61)	$34
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$86	$16	$—	$(63)	$39

Liabilities:
Commodity Futures Contracts	$130	$6	$—	$(136)	$—
Commodity OTC Swap Contracts	—	3	—	(2)	1
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	3	—	—	3
Total Liabilities	$130	$13	$—	$(138)	$5
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2012 and 2011, cash collateral amounts of $27 million and $75 million, respectively are netted with mark-to-market derivative assets.

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

The fair value of our debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt was approximately $1.6 billion and $1.7 billion, respectively at December 31, 2012, and $1.7 billion and $1.8 billion, respectively at December 31, 2011.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

The fair value of certain impaired nonfinancial assets and liabilities measured on a nonrecurring basis as of December 31, 2012 and December 31, 2011, were as follows (in millions):

	December 31, 2012	Level 1	Level 2	Level 3	Total Losses for the year ended December 31, 2012
Assets:
Hawaii refinery, terminal and distribution assets (a)	$—	$—	$—	$—	$248

	December 31, 2011	Level 1	Level 2	Level 3	Total Losses for the year ended December 31, 2011
Assets:
Refining equipment and engineering costs	$5	$—	$—	$5	$51
________________

(a)
Includes impairment charges for all of the plant, property and equipment and deferred charges at our Hawaii refinery, as well as the asset retirement obligations established in connection with the shut-down of the refinery.

In the fourth quarter of 2012, we conducted an impairment analysis in connection with the decision to cease refining operations at our Hawaii refinery and begin the process of converting the refinery to an import, storage and distribution terminal. The fair value of the refining reporting unit, which includes the refinery assets and terminal and distribution assets, was estimated using the income approach through the use of discounted projected cash flows. We believe the fair value estimated for the refining reporting unit assets is representative of a market participant’s view of the assets based on the recently completed bidding process, with none of the definitive proposals indicating a fair value in excess of zero for these assets. As a result, we wrote down the entire book value of the refining reporting unit assets and recorded impairment charges of $248 million at December 31, 2012. These charges included $188 million for the net book value of the property, plant and equipment, $40 million representing deferred charges and $20 million associated with the additional AROs. See additional discussion in Note C.

We evaluate the recoverability of the cost of capital projects in progress. For one project at our Wilmington refinery, regulations issued by California’s South Coast Air Quality Management District required emission of nitrogen oxides to be reduced by the end of 2010. Our initial plan in 2007 to meet this regulation was to replace our power cogeneration units and steam boilers and began construction of this project in 2008. We subsequently decided to use air emissions credits to meet this requirement. This allowed us to defer the planned capital expenditures related to this project but caused us to incur an impairment charge of $20 million in 2010 as a result of this change in scope.

During 2011, we decided to sell, rather than use, specific equipment related to the change in scope of this capital project. The equipment and related unrecoverable engineering costs specifically manufactured and uniquely configured for this project were written down from a carrying value of $56 million to a fair value of $5 million, resulting in a $51 million loss included in loss on asset disposals and impairments. The estimated fair value was based on amounts recoverable if the equipment was sold to an end user in the principal or most advantageous market for the assets in an orderly transaction. As of December 31, 2011, we categorized the $5 million in recoverable engineering costs in level 3 of the fair value hierarchy as the amount represented our estimate of an unobservable input that required significant judgment, for which there was little or no market data.

As discussed in Note H, the annual goodwill impairment review performed during the fourth quarter of 2010 resulted in a goodwill impairment charge related to our Hawaii refinery included in loss on asset disposals and impairments. There were no goodwill impairments or indefinite lived intangible assets that were measured at fair value during the years ended December 31, 2012 and 2011.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts, and Forward Contracts, all with maturity dates of less than two years. We believe that there is minimal credit risk with respect to our counterparties.

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage these monthly exchange rate fluctuations.

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

The primary derivative instruments that we use have the following characteristics. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Futures Contracts include a requirement to buy or sell the commodity at a fixed price in the future. OTC Swap Contracts, OTC Option Contracts and Forward Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. At December 31, 2012, we had no cash collateral outstanding related to our OTC Swap Contracts.

The following table presents the fair value (in millions) of our derivative instruments as of December 31, 2012 and December 31, 2011. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheet.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Mark-to-Market Derivatives:
Commodity Futures Contracts	Prepayments and other current assets	$95	$95	$100	$136
Commodity OTC Swap Contracts	Receivables	—	1	—	—
Commodity OTC Swap Contracts	Accounts payable	—	2	—	3
Commodity Forward Contracts	Receivables	—	4	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		95	102	101	140
Less: Counterparty Netting and Cash Collateral (a)		(68)	(63)	(95)	(138)
Total Net Fair Value of Derivatives		$27	$39	$6	$2
________________

(a)	As of December 31, 2012 and 2011, cash collateral amounts of $27 million and $75 million, respectively, are netted with mark-to-market derivative assets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (losses) for our mark-to-market derivatives for the years ended December 31, 2012, 2011 and 2010, were as follows (in millions):

Mark-to-Market Derivatives:	2012	2011	2010
Commodity Futures Contracts	$(24)	$(28)	$(36)
Commodity OTC Swap Contracts	(11)	15	9
Commodity Forward Contracts	7	3	1
Foreign Currency Forward Contracts	—	(6)	1
Total Mark-to-Market Derivatives	$(28)	$(16)	$(25)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

Income Statement Location:	2012	2011	2010
Revenues	$13	$3	$(17)
Cost of sales	(41)	(13)	(9)
Interest and financing costs, net	—	(6)	1
Total Loss on Mark-to-Market Derivatives	$(28)	$(16)	$(25)

We did not designate any of our derivatives for hedge accounting during the year ended December 31, 2012. Gains (losses) on our derivatives designated for hedge accounting during the years ended December 31, 2011 and 2010, did not have a material impact on our financial position, results of operations and liquidity.

Open Long (Short) Positions

All of our open positions are scheduled to mature within the next two years. As of December 31, 2012, we had open Forward Contracts to purchase CAD $42 million and CAD $37 million that matured or will mature on January 25, 2013 and February 25, 2013, respectively. We did not have any open contract volumes designated for fair value hedge accounting as of December 31, 2012. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of December 31, 2012 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Swaps
2013	(150)
Futures
2013	(2,053)
2014	(62)
Forwards
2013	390

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - ACCRUED LIABILITIES

Current accrued liabilities and other noncurrent liabilities at December 31, 2012 and 2011, consisted of the following (in millions):

	2012	2011
Current Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$232	$193
Employee costs	217	173
Income taxes payable	52	—
Legal costs	28	30
Asset retirement obligations	22	1
Interest	20	13
Environmental liabilities	13	14
Pension and other postretirement benefits	12	12
Other	69	90
Total Current Accrued Liabilities	$665	$526

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$460	$375
Environmental liabilities	73	79
Asset retirement obligations	24	25
Liability for unrecognized tax benefits, including interest and penalties	17	20
Other	73	68
Total Other Noncurrent Liabilities	$647	$567

NOTE M – DEBT

Our total debt at December 31, 2012 and 2011, was comprised of the following (in millions):

Debt, including current maturities:	2012	2011
Tesoro Corporation Revolving Credit Facility	$—	$—
Tesoro Panama Company S.A. (“TPSA”) Revolving Credit Facility	—	117
TLLP Revolving Credit Facility	—	50
6.250% Senior Notes due 2012	—	299
6.625% Senior Notes due 2015	—	450
4.250% Senior Notes due 2017	450	—
6.500% Senior Notes due 2017	—	473
9.750% Senior Notes due 2019 (net of unamortized discount of $9 in 2012 and 2011, respectively)	291	291
5.875% TLLP Senior Notes due 2020	350	—
5.375% Senior Notes due 2022	475	—
Capital lease obligations and other	24	21
Total Debt	1,590	1,701
Less current maturities	3	418
Debt, less current maturities	$1,587	$1,283

The aggregate maturities of Tesoro’s debt, including capital leases, for each of the five years following December 31, 2012, are as follows: 2013 — $3 million; 2014 — $3 million; 2015 — $3 million; 2016 — $3 million; and 2017 — $453 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities Overview

Our credit facilities as of December 31, 2012, were subject to the following expenses and fees.

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (a)	0.21%	1.75%	3.25%	0.75%	0.375%
TLLP Revolving Credit Facility ($300 million) (b)	0.21%	3.25%	3.25%	2.25%	0.50%
________________

(a)
We have the option to elect if borrowings will bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon our Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Tesoro Corporation Revolving Credit Facility incur fees at the Eurodollar margin rate. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate.

(b)
TLLP has the option to elect if borrowings bear interest at either a base rate plus the base rate margin, or a Eurodollar rate, for the applicable period, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit at an annual rate. In January 2013, TLLP amended this facility which among other things, decreases the borrowing rates under this facility. See additional information under TLLP Revolving Credit Facility below.

Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”)

At December 31, 2012, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.5 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. The total available capacity can be increased up to an aggregate amount of $2.25 billion, subject to receiving increased commitments. At December 31, 2012, we had no borrowings and $665 million in letters of credit outstanding under the Revolving Credit Facility, resulting in total unused credit availability of approximately $1.2 billion, or 64% of the eligible borrowing base.

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement which allows the capacity of our Revolving Credit Facility to be automatically increased to an aggregate of $3.0 billion, just prior to closing the Carson Acquisition (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. The Sixth Amended and Restated Credit Agreement is scheduled to mature, and commitments thereunder will terminate, on January 4, 2018.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables. For additional information regarding TLLP, see Note B.

Our Revolving Credit Facility and senior notes each limit our restricted payments (as defined) including our ability to pay cash dividends, purchase our common stock or make voluntary repayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of December 31, 2012, our five separate uncommitted letter of credit agreements had $637 million outstanding. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

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

Term Loan Credit Facility

Effective January 28, 2013, we entered into a term loan credit facility agreement (the “Term Loan Facility”) which allows us to borrow up to an aggregate of $500 million on or prior to August 9, 2013. The obligations under the Term Loan Facility will be secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” that will be acquired by Tesoro in the Carson Acquisition, and junior liens on certain assets.

Borrowings under the Term Loan Facility will bear interest, at our option, at a rate equal to LIBOR plus 2.25% or a base rate plus 1.25%. We also incur a commitment fee commencing on March 1, 2013 on the term loan commitments. The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility will be subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on the maturity date.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in the indentures for the 4.250% Senior Notes due 2017 (“2017 Notes”) and 5.375% Senior Notes due 2022 (“2022 Notes”).

TLLP Revolving Credit Facility

TLLP entered into a senior secured revolving credit agreement with a syndicate of banks and financial institutions in April 2011. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. As of December 31, 2012, the total loan availability under the TLLP Credit Facility was $300 million. Borrowings are available under the TLLP Revolving Credit Facility up to the total available revolving capacity of the facility. As of December 31, 2012, TLLP had no borrowings outstanding under this facility.

Effective January 4, 2013, TLLP entered into an amended and restated senior secured revolving credit agreement, which increases total revolving loan availability under the facility from $300 million to $500 million and allows TLLP to request that the availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. Further, the Amended and Restated Revolving Credit Facility decreases the Eurodollar margin and base rate margins under the TLLP Revolving Credit Facility between 0.5% to 1.00%, depending on our leverage ratio, and includes a provision that allows a temporary increase in certain of TLLP’s financial covenants in the event of a material acquisition. The TLLP Revolving Credit Facility is scheduled to mature on December 31, 2017.

6.250% Senior Notes due 2012

During the year ended December 31, 2012, we redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012.

6.625% Senior Notes due 2015

In conjunction with the issuance of the 4.250% Senior Notes due 2017, we redeemed the 6.625% Senior Notes due November 2015 during the year ended December 31, 2012, for approximately $470 million, including accrued interest and premiums of $13 million and $7 million, respectively. In addition, we expensed $1 million of remaining unamortized debt issuance costs related to these notes.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.250% Senior Notes due 2017

In September 2012, we issued $450 million aggregate principal amount of 4.250% Senior Notes due October 2017. The notes have a five-year maturity and are subject to optional redemption by Tesoro at any time prior to September 1, 2017 at a make-whole price plus accrued and unpaid interest. On or after September 1, 2017, the 2017 Notes may be redeemed at a price equal to 100.00% of the principal amount plus accrued and unpaid interest. The 2017 Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

6.500% Senior Notes due 2017

In conjunction with the issuance of the 5.375% Senior Notes due 2022, we redeemed the 6.500% Senior Notes due June 2017 during the year ended December 31, 2012, for approximately $500 million, including accrued interest and premiums of $11 million and $16 million, respectively. In addition, we expensed $3 million of remaining unamortized debt issuance costs related to these notes.

9.750% Senior Notes due 2019

In 2009, we issued $300 million aggregate principal amount of 9.750% Senior Notes, due June 2019, for general corporate purposes. The notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015; 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

5.875% TLLP Senior Notes due 2020

TLLP completed a private offering of $350 million aggregate principal amount of 5.875% Senior Notes, due October 2020 in September 2012. The proceeds were used to fund TLLP’s acquisition of the Long Beach Assets, to repay the outstanding balance on the TLLP Revolving Credit Facility and to fund a portion of the acquisition of the Anacortes Rail Facility. TLLP may redeem some or all of the TLLP 2020 Notes prior to October 1, 2016 at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015.

The TLLP 2020 Notes are subject to a registration rights agreement under which TLLP has agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the TLLP 2020 Notes. The TLLP 2020 Notes also contain customary terms, events of default and covenants. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP 2020 Notes. The TLLP 2020 Notes are non-recourse to Tesoro, except for TLGP.

5.375% Senior Notes due 2022

In September 2012, we issued $475 million aggregate principal amount of 5.375% Senior Notes due October 2022. The notes have a ten-year maturity and are subject to optional redemption by Tesoro at any time prior to October 1, 2017, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2017, the 2022 Notes may be redeemed at premiums of 2.688% through September 30, 2018; 1.792% from October 1, 2018 through September 30, 2019; 0.896% from October 1, 2019 through September 30, 2020; and at par thereafter, plus accrued and unpaid interest in all circumstances. In addition, at any time prior to October 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 105.375% of face value with proceeds from certain equity issuances through October 1, 2015. The 2022 Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of 30 retail stations with initial terms of 17 years, with four five-year renewal options. The total cost of assets under capital leases was $32 million and $29 million with accumulated amortization of $16 million and $15 million at December 31, 2012 and 2011, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest, as of December 31, 2012, for capital leases were as follows (in millions):

2013	$5
2014	5
2015	4
2016	4
2017	4
Thereafter	12
Total minimum lease payments	34
Less amount representing interest	(10)
Capital lease obligations	$24

NOTE N - ASSET RETIREMENT OBLIGATIONS

We have recorded AROs for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our AROs primarily include regulatory or contractual obligations for the expected demolition or removal of assets and related hazardous materials, if applicable, of equipment or piping at our refineries. We have also recorded obligations related to underground storage tank removal at our leased retail stations. Changes in AROs for the years ended December 31, 2012 and 2011, were as follows (in millions):

	2012	2011
Balance at beginning of year (current and noncurrent)	$26	$30
Additions to accrual	22	3
Accretion expense	2	2
Settlements	(4)	(8)
Changes in timing and amount of estimated cash flows	—	(1)
Balance at end of year	$46	$26

During 2012, we recorded additional AROs in connection with the decision to cease refining operations at our Hawaii refinery. For more information on these AROs see Note C and Note J.

NOTE O - INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows (in millions):

	2012	2011	2010
Current:
Federal	$391	$94	$(1)
State	59	48	(4)
Deferred:
Federal	(26)	196	4
State	18	4	5
Income tax expense	$442	$342	$4

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amount of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2012 and 2011, were (in millions):

	2012	2011
Deferred tax assets:
Accrued pension and other postretirement benefits	$172	$137
Investment in TLLP	112	79
Other accrued liabilities	71	69
Stock-based compensation	70	57
Accrued environmental remediation liabilities	32	34
Asset retirement obligations	18	10
Tax credit carryforwards	8	21
Inventory	5	—
Net operating losses	—	8
Other	12	25
Total deferred tax assets	500	440
Less: valuation allowance	(8)	(9)
Deferred tax assets, net	$492	$431

Deferred tax liabilities:
Accelerated depreciation and property related items	$1,065	$994
Deferred maintenance costs, including refinery turnarounds	124	91
Amortization of intangible assets	33	35
Inventory	—	82
Other	6	13
Total deferred tax liabilities	1,228	1,215
Deferred tax liabilities, net	$736	$784

We have recorded a valuation allowance as of December 31, 2012 and 2011, due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2012	2011
Current Assets	$114	$31
Noncurrent Liabilities	850	815

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense is as follows (in millions):

	2012	2011	2010
Income tax expense (benefit) at U.S. federal statutory rate	$424	$317	$(9)
Effect of:
State income taxes, net of federal income tax effect	50	34	—
Manufacturing activities deduction	(25)	(9)	—
Goodwill write-off	—	—	1
Medicare Part D law change	—	—	7
Earnings attributable to noncontrolling interest	(10)	(6)	—
Other	3	6	5
Income tax expense	$442	$342	$4

As of December 31, 2012, we have $8 million of state income tax credit carryforwards which expire in 2026. We have no remaining federal or state net operating losses to carry forward to 2013, and we have no remaining federal or state alternative minimum tax credit carry forwards.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $30 million and $31 million as of December 31, 2012 and 2011, respectively, of which $12 million are recognized as tax liabilities in each year. Included in those amounts are $18 million (net of the tax benefit on state issues) as of both December 31, 2012 and 2011, which would reduce the effective tax rate if recognized.

We do not expect our unrecognized tax benefits to change significantly over the next twelve months. We had accrued $5 million and $8 million at December 31, 2012 and 2011, respectively, for interest and penalties. We recognized a reduction of $3 million, $1 million and $4 million in interest and penalties associated with unrecognized tax benefits during the years ended December 31, 2012, 2011, and 2010, respectively. For interest and penalties relating to income taxes we recognize accrued interest in net interest and financing costs and penalties in selling, general and administrative expenses in the statements of consolidated operations. The tax years 2006 forward remain open to federal examination by the Internal Revenue Service, and in general the tax years 2006 forward remain open to examination by various state taxing authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2012	2011	2010
Balance as of beginning of year	$31	$34	$36
Increases related to prior year tax positions	2	3	2
Decreases related to prior year tax positions	(3)	(6)	(1)
Increases related to current year tax positions	2	2	—
Decreases related to lapse of applicable statute of limitations	(1)	—	(1)
Decreases related to settlements with taxing authorities	(1)	(2)	(2)
Balance as of end of year	$30	$31	$34

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – BENEFIT PLANS

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plans, including one qualified plan and three nonqualified plans, which are described below.

•
The funded qualified employee retirement plan provides benefits to all eligible employees. Benefits are determined based on final average salary and years of service through December 31, 2011, and a cash balance account based formula for service beginning January 1, 2012. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $48 million each year during 2012 and 2011 to improve the plan’s funded status.

•
The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•
The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $2 million and $11 million during 2012 and 2011, respectively, for current retiree obligations under the plan.

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

Investment Policies and Strategies

Our funded qualified retirement plan assets are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the long-term real growth of plan assets, while the role of fixed income investments is to generate current income, lower funded status volatility, provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition.

Our target allocation is as follows: 50% long duration fixed income, 30% equity and 20% other investments comprised primarily of assets which provide protection in inflationary periods and investments which target a return regardless of market conditions.

Fair Value of Plan Assets

We classify our plan assets into three fair value classifications or levels. Our level 1 investments include equity, fixed income and other mutual funds, which are based on market quotations from national securities exchanges. Level 2 investments include short-term investment funds, equity and fixed income common/collective trust funds, which are valued at the net asset value of the fund as determined by the fund manager along with individual fixed income securities valued on the basis of evaluated prices from independent pricing services. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 3 assets in our investments as of December 31, 2012 and 2011. We do not believe that there are any significant concentrations of risk within our plan assets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about the retirement plan’s major asset categories measured at fair value on a recurring basis by the three levels described above as of December 31, 2012 and 2011 (in millions):

Asset Category	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income (a)	$152	$—	$152	$—
Mutual funds (b)	128	94	34	—
Common/collective trust funds (c)	84	—	84	—
Short-term investment funds (d)	12	—	12	—
Limited partnership (e)	14	—	14	—
Total	$390	$94	$296	$—

Asset Category (f)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income (a)	$155	$—	$155	$—
Mutual funds (b)	94	75	19	—
Common/collective trust funds (c)	67	—	67	—
Short-term investment funds (d)	16	—	16	—
Limited partnership (e)	11	—	11	—
Total	$343	$75	$268	$—
________________

(a)
Fixed income assets represent securities primarily invested in corporate, government-related, mortgage and asset-backed debt obligations with a primary focus on long duration securities. Individual fixed income securities are typically priced on the basis of evaluated prices from independent pricing services. All fixed income securities are classified as level 2 investments.

(b)
Mutual funds that invest primarily in domestic and international equity and fixed income securities. Fair values are based on market quotations from national securities exchanges. Absolute return and real return mutual funds consist of investments in mutual funds that invest in a broad set of asset classes designed to provide a target return regardless of market conditions or the potential for real returns in excess of U.S. inflation, respectively. The fixed income mutual fund consists of a fund which is part of a trust managed by a registered investment company. Fair value for the fixed income mutual fund reflects the net asset value per share as determined by the investment manager and derived from the quoted prices in active markets of the underlying securities. Absolute and real return mutual funds and a U.S. equity mutual fund are categorized as level 1 investments and the fixed income mutual fund is categorized as a level 2 investment.

(c)
Common/collective trust funds that invest in primarily equity and fixed income securities. Fair values reflect the net asset value per share, as determined by the investment manager and derived from the quoted prices in active markets of the underlying securities. Common/collective trust funds are classified as level 2 investments.

(d)	The short-term investment funds provide for safety of principal and daily liquidity and is valued using the net asset value per share. These assets are classified as level 2 investments.

(e)
The limited partnership asset represents an interest in the Platte River Fund, L.P. (“Partnership”) which invests primarily in domestic equity securities that are considered undervalued. The Partnership may also invest in equity securities of American Depository Receipts or mutual funds. Fair value is based on the limited partner account balance comprised of all contributions and withdrawals made along with its interest in net income realized and unrealized by the Partnership. The limited partnership investment is classified as a level 2 investment.

(f)	The categorization of the investments held at December 31, 2011 was presented to conform to current year presentation.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Financial Information

Changes in our projected benefit obligations and plan assets, and the funded status for our pension plans and other postretirement benefits as of December 31, 2012 and 2011, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$630	$564	$100	$96
Service cost	27	27	5	5
Interest cost	30	30	4	4
Actuarial loss (gain)	111	47	(2)	5
Benefits paid	(37)	(38)	(7)	(7)
Plan amendments	1	—	—	(3)
Projected benefit obligation at end of year	762	630	100	100

Changes in plan assets:
Fair value of plan assets at beginning of year	343	294	—	—
Actual return on plan assets	34	28	—	—
Employer contributions	50	59	7	7
Benefits paid	(37)	(38)	(7)	(7)
Fair value of plan assets at end of year	390	343	—	—
Funded status at end of year	$(372)	$(287)	$(100)	$(100)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension plans at December 31, 2012 and 2011, was $590 million and $480 million, respectively. Liability amounts recognized in our consolidated balance sheet related to our defined benefit pension plans and other postretirement benefits as of December 31, 2012 and 2011, consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Accrued liabilities	$2	$2	$10	$10
Other noncurrent liabilities	370	285	90	90
Total amount recognized	$372	$287	$100	$100

The components of pension and postretirement net periodic benefit expense (income) included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit expense (income):
Service cost	$27	$27	$39	$5	$5	$11
Interest cost	30	30	27	4	4	14
Expected return on plan assets	(23)	(21)	(22)	—	—	—
Amortization of prior service cost (credit)	1	1	3	(37)	(37)	(18)
Recognized net actuarial loss	21	20	14	11	12	7
Recognized curtailment loss (gain)	—	4	4	—	—	(48)
Net periodic benefit expense (income)	$56	$61	$65	$(17)	$(16)	$(34)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss, before income taxes as of December 31, 2012 and 2011, consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits		Total
	2012	2011	2012	2011	2012	2011
Net loss	$343	$264	$100	$114	$443	$378
Prior service cost (credit)	4	4	(221)	(259)	(217)	(255)
Total	$347	$268	$(121)	$(145)	$226	$123

The following table summarizes amounts recognized in other comprehensive income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(100)	$(39)	$(41)	$2	$(4)	$(39)
Prior service credit (cost)	(1)	—	—	—	2	317
Net gain reclassified into income:
Net actuarial loss (gain)	21	22	15	11	12	(42)
Prior service cost (credit)	1	3	5	(37)	(37)	(17)
Total recognized in other comprehensive income (loss)	$(79)	$(14)	$(21)	$(24)	$(27)	$219

Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2012, that are expected to be recognized as components of net periodic benefit expense (income) in 2013 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Net loss	$1	$10	$11
Prior service cost (credit)	28	(38)	(10)
Total	$29	$(28)	$1

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expenses for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Projected benefit obligation:
Discount rate (a)	4.06%	4.86%	5.55%	2.82%	3.76%	4.38%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Net periodic benefit expense:
Discount rate (a)(b)	4.86%	5.55%	5.80%	3.76%	4.38%	5.50%
Rate of compensation increase	4.50%	4.50%	4.57%	—	—	—
Expected long-term return on plan assets (c)	7.00%	7.25%	7.50%	—	—	—
________________

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

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2012	2011
Health care cost trend rate assumed for next year	7.90%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. However, at December 31, 2012, a one-percentage-point change in assumed health care cost trend rates would have less than a million dollar effect on the service and interest cost components and on our postretirement benefit obligation.

Future Cash Flows

We are not required to make any contributions to our funded employee pension plan under applicable laws and regulations during the 2013 fiscal year and we continue to evaluate our expected 2013 voluntary contributions.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our defined benefit pension plans and other postretirement benefits in the years indicated (in millions):

	Pension Benefits	Other Postretirement Benefits
2013	$55	$10
2014	58	9
2015	60	10
2016	62	10
2017	65	11
2018-2022	338	50

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thrift Plan

We sponsor an employee thrift 401(k) plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred or Roth treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We match 100% of employee contributions, up to 6% of the employee’s eligible compensation (subject to applicable union collective bargaining agreements). Effective August 2011, we eliminated the requirement that 50% of Tesoro’s matching contribution to employees be invested in Tesoro’s common stock held in the Tesoro common stock fund, and began allowing employees the ability to invest their own contributions in the Tesoro common stock fund. Our contributions to the thrift plan amounted to $19 million, in both 2012 and 2011, and $24 million in 2010, of which $13 million consisted of treasury stock reissuances in 2010. Treasury stock reissuances were not used to fund contributions during 2012 or 2011.

Retail Savings Plan

We sponsor a separate 401(k) savings plan for eligible retail store employees who meet the plan’s eligibility requirements. Eligible employees automatically receive a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. For employees that make pre-tax contributions, we also provide a matching contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. Effective August 2011, we eliminated the requirement that 50% of Tesoro’s matching contribution to employees be invested in Tesoro’s common stock held in the Tesoro common stock fund, and began allowing employees the ability to invest their own contributions in the Tesoro common stock fund. Our contributions amounted to $0.7 million in both 2012 and 2011, and $0.1 million in 2010, which primarily consisted of treasury stock reissuances in 2010. Treasury stock reissuances were not used to fund contributions during 2012 or 2011.

Executive Deferred Compensation Plan

We also sponsor a non-qualified executive deferred compensation plan, which provides eligible employees the opportunity for additional pre-tax deferrals and company contributions not provided under our thrift 401(k) plan due to compensation and deferral limitations imposed under the Internal Revenue Code.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, was $482 million in 2012, $398 million in 2011 and $347 million in 2010. See Note M for information related to capital leases.

The majority of our future lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2012, we had seven ships on time charter used to transport crude oil and refined products. These ships have remaining time charters expiring between 2013 and 2014, with options to renew. We also time charter tugs and product barges over varying terms ending in 2013 through 2016, most with options to renew and some with rate escalation clauses. Our time charters contain initial terms up to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 40 years, most of which contain renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our minimum annual lease payments, as of December 31, 2012, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

	Time Charters	Other	Total
2013	$92	$129	$221
2014	29	133	162
2015	12	130	142
2016	11	123	134
2017	—	101	101
Thereafter	—	486	486
Total minimum rental payments	$144	$1,102	$1,246

Purchase Obligations and Other Commitments

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to 7 years with renewal provisions. Prices under the term agreements typically fluctuate with market prices. Assuming actual market crude prices as of December 31, 2012, ranging by crude oil type from $72 per barrel to $114 per barrel, our minimum crude oil supply commitments for the following years are: $5.6 billion in 2013, $2.9 billion in 2014, $2.2 billion in 2015, $1.5 billion in 2016 and $0.5 billion in 2017. The remaining commitments after 2017 total $1.3 billion over approximately 2 years. In addition, to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $123 million in 2013.

We have certain commitments or obligations for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $307 million in 2013, $162 million in 2014, $118 million in 2015, $88 million in 2016 and $59 million in 2017. The remaining minimum commitments after 2017 total approximately $236 million over 8 years. We incurred approximately $448 million, $433 million and $338 million in 2012, 2011 and 2010, respectively, in expense under these take-or-pay contracts.

Environmental and Tax Matters

We are a party to various litigation and contingent loss situations, including environmental and income tax matters, arising in the ordinary course of business. Although we cannot predict the ultimate outcomes of these matters with certainty, we have accrued for the estimated liabilities when appropriate. We believe that the outcome of these matters will not have a material impact on our liquidity or financial position, although the resolution of certain of these matters could have a material impact on our interim or annual results of operations. Additionally, if applicable, we accrue receivables for probable third-party recoveries.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change, and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2012 and 2011, were as follows (in millions):

	2012	2011
Balance at beginning of year	$93	$108
Additions, net	13	11
Expenditures	(20)	(26)
Balance at end of year	$86	$93

These accruals include $54 million and $55 million as of December 31, 2012 and 2011, respectively, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $54 million accrued at December 31, 2012, approximately $45 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. The EPA and CSB investigations are ongoing. In addition to the business interruption losses incurred related to temporarily shutting down the refinery, we have incurred charges related to the incident of $7 million, $8 million and $27 million during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts do not include insurance recoveries, which are discussed below.

In July 2012, we settled all claims brought by the estates and families of the seven fatally injured employees and a third-party truck driver (Donald and Peggy Zimmerman et al. v. Tesoro Corporation and Tesoro Refining and Marketing et al.).  The resolution of these claims did not have a material impact on our financial position, results of operations or liquidity.

Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance claims and property damage claims related to down time from this incident. We collected $87 million in business interruption insurance recoveries that relate to down time from the incident, which were recorded as an offset to cost of sales in our statements of consolidated operations. Of the $87 million collected, $32 million was recorded in 2011 and $55 million was recorded in 2010. We received $17 million to settle the property damage claim filed for this incident, which was recorded as a reduction to operating expense in our statements of consolidated operations. Of the $17 million, $5 million was recorded in 2011 and $12 million was recorded in 2010. As of December 31, 2012, all property damage claims have been settled but certain business interruption claims remain open.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the amount or timing of the resolution of these matters, we have established an accrual for them and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000, and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and its resolution will not have a material impact on our financial position, results of operations or liquidity.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.
NOTE R - STOCKHOLDERS’ EQUITY

Our Revolving Credit Agreement and senior notes each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. See Note S for information relating to stock-based compensation and common stock reserved for stock-based compensation awards.

Treasury Stock

We have the option to purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock in connection with the exercise of stock options, the vesting of restricted stock and to fulfill other stock compensation requirements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2012, our Board of Directors (the “Board”) authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. We purchased approximately 2.5 million shares of our common stock for approximately $100 million during 2012 under this share repurchase program.

During 2011, our Board approved a program designed to offset the dilutive effect of stock-based compensation awards. As a result, we purchased approximately 1.0 million shares of our common stock at a weighted average price of $24.81 per share for approximately $26 million during 2012, and 4.7 million shares of our common stock at a weighted average price of $20.19 per share for approximately $95 million during 2011.

Cash Dividends

In August 2012, our Board authorized the initiation of a regular quarterly cash dividend and approved an initial dividend payment of $0.12 per share. In October 2012, our Board approved an increase in the quarterly cash dividend to $0.15 per share. During 2012, we paid cash dividends on common stock totaling $0.27 per share, or $38 million. We did not pay any cash dividends during 2011 or 2010. On February 5, 2013, our Board declared a quarterly cash dividend on common stock of $0.20 per share. The dividend is payable on March 15, 2013 to holders of record at the close of business on February 28, 2013.

NOTE S - STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2011 Long-Term Incentive Plan (“2011 Plan”). We also have outstanding awards under our 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan and Non-Employee Director Stock Plan. Tesoro had 3,575,790 shares available for future grants under our plans at December 31, 2012, assuming a 200% payout of performance-based awards. Usually, when stock options are exercised or when restricted common stock is granted we issue new shares rather than issuing treasury shares. Our plans are described below.

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

•
The 2006 Plan permits the grant of options, restricted common stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. Options granted become exercisable after one year in 33% annual increments and expire ten years from the date of grant. No further awards may be granted under this plan.

•
The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, stock appreciation rights, performance share and performance unit awards.

•
The 1995 Non-Employee Director Stock Option Plan provided for the grant of nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options were granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is ten years, and an option becomes exercisable six months after it is granted. The plan expired in February 2010 and no further options may be granted under this plan.

TLGP maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The TLLP 2011 Long-Term Incentive Plan (“TLLP Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. Awards granted during 2012 under the TLLP Plan will be settled with TLLP units. Compensation expense for these awards were not material to the consolidated financial statements for the year ended December 31, 2012.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense included in our statements of consolidated operations was as follows (in millions):

	2012	2011	2010
Stock appreciation rights	$61	$27	$26
Performance share awards	13	2	—
Market stock units	13	4	—
Restricted common stock	6	8	13
Phantom stock options	5	5	11
Performance units	3	3	1
Stock options	2	2	6
Other	2	2	1
Total Stock-Based Compensation Expense	$105	$53	$58

We have aggregated expenses for certain award types as they are not considered significant. The income tax benefit recognized in the income statement for stock-based compensation was $37 million, $18 million, $23 million for the years ended December 31, 2012, 2011 and 2010, respectively. The reduction in current taxes payable from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $30 million, $29 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the years ended December 31, 2012 or 2011. We paid cash of $38 million and $11 million to settle SARs exercised during 2012 and 2011, respectively. We had $79 million and $55 million recorded in accrued liabilities associated with our SARs awards in our consolidated balance sheets at December 31, 2012 and 2011, respectively.

A summary of our SARs activity for the year ended December 31, 2012, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2012	6,037	$23.72	3.5 years
Exercised	(2,088)	16.19
Forfeited	(114)	29.91
Outstanding at December 31, 2012	3,835	27.64	2.3 years
Vested or expected to vest at December 31, 2012	3,835	27.64	2.3 years
Exercisable at December 31, 2012	3,704	28.16	2.2 years

The expected life of SARs granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate SAR exercises and employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate of the award is based on the U.S. Treasury yield curve in effect at the date of valuation. The weighted-average assumptions used to value our SARs as of December 31, 2012, 2011 and 2010, are presented below:

	2012	2011	2010
Expected life from date of grant (years)	7	6	6
Expected volatility	57%	58%	57%
Expected dividend yield	1%	—%	—%
Risk-free interest rate	0.2%	1.2%	1.7%

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected volatilities are based on the historical volatility over the most recent three year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition performance share awards as of December 31, 2012 and 2011 are presented below:

	2012	2011
Expected volatility	45%	52%
Expected dividend yield	1%	—%
Risk-free interest rate	0.4%	0.4%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $15 million as of December 31, 2012, which is expected to be recognized over a weighted average period of 1.8 years. As of December 31, 2012, the estimated weighted average payout percentage for these awards was approximately 110%. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	274	$31.53
Granted	380	30.98
Forfeited	(17)	31.40
Nonvested at December 31, 2012	637	31.20

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Stock Units

We granted market stock units under the 2011 Plan in February 2012. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. As of December 31, 2012, the estimated weighted average payout percentage for these awards was 169%. Total unrecognized compensation cost related to non-vested market stock units totaled $18 million as of December 31, 2012, which is expected to be recognized over a weighted average period of 1.9 years. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2012	424	$34.22	$9
Granted	665	33.93
Forfeited	(53)	34.14
Nonvested at December 31, 2012	1,036	34.04	46

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure units granted during 2012 and 2011 are presented below:

	2012	2011
Expected volatility	51%	68%
Expected dividend yield	—%	—%
Risk-free interest rate	0.3%	1.0%

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over three years. The total fair value of restricted shares vested in 2012, 2011 and 2010 was $14 million, $18 million and $7 million, respectively. The weighted average grant date fair value per share of restricted common stock granted during 2012, 2011 and 2010 was $30.78, $22.01 and $12.94, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $2 million as of December 31, 2012. This cost is expected to be recognized over a weighted-average period of 1.0 years. The fair value of non-vested restricted common stock, as of December 31, 2012, totaled $17 million.

A summary of our restricted common stock activity is set forth below (shares in thousands):

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	986	$14.43
Granted	18	30.78
Vested	(582)	14.21
Forfeited	(34)	13.09
Nonvested at December 31, 2012	388	15.64

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Units

We granted performance units to certain officers and other key employees during 2010. These performance units represent the right to receive a cash payment at the end of the performance period depending on Tesoro’s achievement of pre-established performance measures and vested on December 31, 2012. The value of the award as of December 31, 2012 was based on our relative total shareholder return against the performance peer group and the S&P 500 index as well as the absolute total shareholder return of Tesoro’s common stock over the performance period. The performance units were settled in cash and paid out at 150% of targeted award value in February 2013. Prior to the vesting date, the fair value of each performance unit was estimated at the end of each reporting period using a Monte Carlo simulation model. We had $6 million and $3 million recorded in accrued liabilities associated with our performance units at December 31, 2012 and 2011, respectively. A summary of our performance unit activity is set forth below (units in thousands):

	Number of Performance Units	Fair Value per Unit at End of Period
Nonvested at January 1, 2012	4,295	$1.20
Vested	(4,202)
Forfeited	(93)
Nonvested at December 31, 2012	—

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

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the fair market value of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted during 2011 and 2010 was $12.07 and $7.36, respectively. There were no options granted to our employees during 2012.

Our options primarily become exercisable after one year in 33% annual increments and expire ten years from the date of grant. Stock options granted in connection with the inducement awards provided to our chief executive officer vest 30% on each of the first two anniversaries of the grant date and 40% on the third anniversary of the grant date. The total intrinsic value for options exercised during 2012, 2011 and 2010 was $28 million, $31 million and $7 million, respectively. Total unrecognized compensation cost related to non-vested stock options totaled $1 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of 0.7 years. The reduction in current taxes payable from tax deductions associated with stock options exercised during 2012 totaled $10 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for all plans is set forth below (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2012	5,668	$27.80	4.8 years	$24
Exercised	(1,861)	18.28
Forfeited or expired	(279)	36.94
Outstanding at December 31, 2012	3,528	32.09	4.4 years	44
Vested or expected to vest at December 31, 2012	3,528	32.09	4.4 years	44
Exercisable at December 31, 2012	3,336	33.08	4.2 years	39
The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure stock options granted during 2011 and 2010 are presented below:

	2011	2010
Expected life from date of grant (years)	6	6
Expected volatility	58%	59%
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	2.7%

NOTE T - OPERATING SEGMENTS

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

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income (expense), net, interest and financing costs, net, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	Years Ended December 31
	2012	2011	2010
Revenues	(In millions)
Refining:
Refined products	$31,436	$29,058	$19,038
Crude oil resales and other	912	747	1,039
Retail:
Fuel (a)	6,086	5,095	3,583
Merchandise and other	242	224	227
Intersegment sales from Refining to Retail	(5,702)	(4,821)	(3,304)
Total Revenues	$32,974	$30,303	$20,583
Segment Operating Income
Refining (b)	$1,552	$1,179	$255
Retail	132	89	97
Total Segment Operating Income	1,684	1,268	352
Corporate and unallocated costs	(282)	(188)	(212)
Operating Income (c)	1,402	1,080	140
Interest and financing costs, net	(166)	(179)	(155)
Interest income	2	2	3
Other income (expense), net	(26)	2	(13)
Earnings (Loss) Before Income Taxes	$1,212	$905	$(25)
Depreciation and Amortization Expense
Refining	$380	$369	$365
Retail	39	38	39
Corporate	26	10	18
Total Depreciation and Amortization Expense	$445	$417	$422
Capital Expenditures
Refining	$472	$262	$263
Retail	74	41	22
Corporate	13	17	2
Total Capital Expenditures	$559	$320	$287
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes, excluding credits, totaled $490 million, $376 million and $330 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)
Includes impairment charges and asset retirement obligations of $228 million and $20 million, respectively, for the year ended December 31, 2012, related to our Hawaii refinery as a result of the decision to cease refining operations at our Hawaii refinery, and begin the process of converting the refinery to an import, storage and distribution terminal. Also includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $51 million and $20 million for the years ended December 31, 2011 and 2010, respectively. The loss on asset disposals and impairments is included in refining segment operating income. Includes goodwill write-offs related to a separate reporting unit of $10 million for the year ended December 31, 2010. Also includes $37 million and $67 million in business interruption and property damage insurance recoveries related to the April 2010 incident at our Washington refinery for the years ended December 31, 2011 and 2010, respectively.

(c)	Includes a $48 million gain for the year ended December 31, 2010, from the elimination of postretirement life insurance benefits for current and future retirees.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011	2010
Identifiable Assets:	(In millions)
Refining	$8,340	$8,152	$7,303
Retail	741	644	619
Corporate	1,621	1,096	810
Total Assets	$10,702	$9,892	$8,732

NOTE U - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. As noted in Note M, we redeemed all of our outstanding $299 million 6.250% Senior Notes due November 2012 and satisfied our obligations on our 6.625% Senior Notes due 2015 and 6.500% Senior Notes due 2017, thereby releasing the guarantors of these notes’ guarantees. At December 31, 2012, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 47% ownership interest as of December 31, 2012, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,244	$395	$—	$1,639
Receivables, less allowance for doubtful accounts	1	1,133	87	—	1,221
Short-term receivables from affiliates	—	—	47	(47)	—
Inventories	—	1,331	247	—	1,578
Prepayments and other current assets	131	63	4	—	198
Total Current Assets	132	3,771	780	(47)	4,636
Property, Plant and Equipment:
Property, plant and equipment, at cost	—	6,754	503	—	7,257
Less accumulated depreciation and amortization	—	(1,868)	(144)	—	(2,012)
Net Property, Plant and Equipment	—	4,886	359	—	5,245
Investment in Subsidiaries	5,041	(200)	159	(5,000)	—
Long-Term Receivables from Affiliates	1,846	—	—	(1,846)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	214	—	—	214
Other, net	47	510	160	(110)	607
Total Other Noncurrent Assets	47	724	160	(110)	821
Total Assets	$7,066	$9,181	$1,458	$(7,003)	$10,702
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,046	$166	$—	$2,213
Accrued liabilities	163	484	18	—	665
Short-term payables to affiliates	—	47	—	(47)	—
Current maturities of debt	—	3	—	—	3
Total Current Liabilities	164	2,580	184	(47)	2,881
Long-Term Payables to Affiliates	—	1,667	179	(1,846)	—
Deferred Income Taxes	850	—	—	—	850
Other Noncurrent Liabilities	475	172	—	—	647
Debt	1,326	17	354	(110)	1,587
Equity-Tesoro Corporation	4,251	4,745	255	(5,000)	4,251
Equity-Noncontrolling interest	—	—	486	—	486
Total Liabilities and Equity	$7,066	$9,181	$1,458	$(7,003)	$10,702

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$805	$95	$—	$900
Receivables, less allowance for doubtful accounts	1	1,189	82	—	1,272
Short-term receivables from affiliates	—	—	42	(42)	—
Inventories	—	1,416	347	—	1,763
Prepayments and other current assets	106	88	22	—	216
Total Current Assets	107	3,498	588	(42)	4,151
Property, Plant and Equipment:
Property, plant and equipment, at cost	—	6,720	335	—	7,055
Less accumulated depreciation and amortization	—	(1,795)	(112)	—	(1,907)
Net Property, Plant and Equipment	—	4,925	223	—	5,148
Investment in Subsidiaries	4,436	(284)	282	(4,434)	—
Long-Term Receivables from Affiliates	1,944	—	—	(1,944)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	226	—	—	226
Other, net	42	322	53	(50)	367
Total Other Noncurrent Assets	42	548	53	(50)	593
Total Assets	$6,529	$8,687	$1,146	$(6,470)	$9,892
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$1,984	$320	$—	$2,305
Accrued liabilities	84	436	6	—	526
Short-term payables to affiliates	—	42	—	(42)	—
Current maturities of debt	299	2	117	—	418
Total Current Liabilities	384	2,464	443	(42)	3,249
Long-Term Payables to Affiliates	—	1,880	64	(1,944)	—
Deferred Income Taxes	811	—	4	—	815
Other Noncurrent Liabilities	389	177	1	—	567
Debt	1,264	19	50	(50)	1,283
Equity-Tesoro Corporation	3,681	4,147	274	(4,434)	3,668
Equity-Noncontrolling interest	—	—	310	—	310
Total Liabilities and Equity	$6,529	$8,687	$1,146	$(6,470)	$9,892

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$40,509	$2,906	$(10,441)	$32,974
COSTS AND EXPENSES:
Cost of sales	—	36,709	2,734	(10,441)	29,002
Operating, selling, general and administrative expenses	13	1,750	91	—	1,854
Depreciation and amortization expense	—	429	16	—	445
Loss on asset disposals and impairments	—	269	2	—	271
OPERATING INCOME (LOSS)	(13)	1,352	63	—	1,402
Equity in earnings (loss) of subsidiaries	758	(24)	101	(835)	—
Interest and financing costs, net	(4)	(152)	(14)	4	(166)
Interest income	—	2	4	(4)	2
Other expense, net	—	(26)	—	—	(26)
EARNINGS BEFORE INCOME TAXES	741	1,152	154	(835)	1,212
Income tax expense (benefit) (a)	(2)	448	(4)	—	442
NET EARNINGS	743	704	158	(835)	770
Less net earnings attributable to noncontrolling interest	—	—	27	—	27
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$743	$704	$131	$(835)	$743

COMPREHENSIVE INCOME
Total comprehensive income	$681	$704	$158	$(835)	$708
Less noncontrolling interest in comprehensive income	—	—	27	—	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$681	$704	$131	$(835)	$681
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$37,452	$3,022	$(10,171)	$30,303
COSTS AND EXPENSES:
Cost of sales	—	34,291	2,887	(10,171)	27,007
Operating, selling, general and administrative expenses	10	1,671	51	—	1,732
Depreciation and amortization expense	—	406	11	—	417
Loss on asset disposals and impairments	—	66	1	—	67
OPERATING INCOME (LOSS)	(10)	1,018	72	—	1,080
Equity in earnings (loss) of subsidiaries	556	(47)	87	(596)	—
Interest and financing costs, net	(1)	(169)	(10)	1	(179)
Interest income	—	2	1	(1)	2
Other income, net	—	2	—	—	2
EARNINGS BEFORE INCOME TAXES	545	806	150	(596)	905
Income tax expense (benefit) (a)	(1)	329	14	—	342
NET EARNINGS	546	477	136	(596)	563
Less net earnings attributable to noncontrolling interest	—	—	17	—	17
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$546	$477	$119	$(596)	$546

COMPREHENSIVE INCOME
Total comprehensive income	$521	$477	$136	$(596)	$538
Less noncontrolling interest in comprehensive income	—	—	17	—	17
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$521	$477	$119	$(596)	$521
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$26,108	$2,624	$(8,149)	$20,583
COSTS AND EXPENSES:
Cost of sales	—	23,800	2,600	(8,149)	18,251
Operating, selling, general and administrative expenses	9	1,698	9	—	1,716
Depreciation and amortization expense	—	414	8	—	422
Loss on asset disposals and impairments	—	54	—	—	54
OPERATING INCOME (LOSS)	(9)	142	7	—	140
Equity in earnings (loss) of subsidiaries	(23)	(45)	—	68	—
Interest and financing costs, net	—	(154)	(1)	—	(155)
Interest income	—	3	—	—	3
Other expense, net	—	(13)	—	—	(13)
EARNINGS (LOSS) BEFORE INCOME TAXES	(32)	(67)	6	68	(25)
Income tax expense (benefit) (a)	(3)	4	3	—	4
NET EARNINGS (LOSS)	(29)	(71)	3	68	(29)
Less net earnings attributable to noncontrolling interest	—	—	—	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$(29)	$(71)	$3	$68	$(29)

COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss)	$92	$(71)	$3	$68	$92
Less noncontrolling interest in comprehensive income	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TESORO CORPORATION	$92	$(71)	$3	$68	$92
________________

(a)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$5	$1,539	$41	$—	$1,585
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(494)	(35)	—	(529)
Acquisitions	—	(40)	—	—	(40)
Advance payments made for acquisitions	—	(90)	(40)	—	(130)
Proceeds from asset sales	—	3	—	—	3
Intercompany notes, net	399	—	—	(399)	—
Net cash from (used in) investing activities	399	(621)	(75)	(399)	(696)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	925	—	350	—	1,275
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(352)	—	(352)
Repayments of debt	(1,223)	(2)	—	—	(1,225)
Dividend payments	(38)	—	—	—	(38)
Proceeds from stock options exercised	34	—	—	—	34
Proceeds from issuance of common units-Tesoro Logistics LP	—	—	171	—	171
Distributions to noncontrolling interest	—	—	(26)	—	(26)
Purchases of common stock	(131)	—	—	—	(131)
Excess tax benefits from stock-based compensation arrangements	—	8	—	—	8
Net intercompany borrowings (repayments)	—	(498)	99	399	—
Borrowings from general partner	60	—	(60)	—	—
Distributions to TLLP unitholders and general partner	11	13	(24)	—	—
Payment of debt issuance costs	(16)	—	(8)	—	(24)
Financing costs and other	(26)	—	(1)	—	(27)
Net cash from (used in) financing activities	(404)	(479)	334	399	(150)
INCREASE IN CASH AND CASH EQUIVALENTS	—	439	300	—	739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,244	$395	$—	$1,639

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(7)	$765	$(69)	$—	$689
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(293)	(5)	—	(298)
Proceeds from asset sales	—	7	—	—	7
Intercompany notes, net	266	—	—	(266)	—
Net cash from (used in) investing activities	266	(286)	(5)	(266)	(291)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	312	—	312
Repayments on revolving credit agreements	—	—	(295)	—	(295)
Repayments of debt	(328)	(1)	—	—	(329)
Proceeds from stock options exercised	12	—	—	—	12
Proceeds from issuance of common units-Tesoro Logistics LP	—	—	288	—	288
Distributions to noncontrolling interest	—	—	(9)	—	(9)
Purchases of common stock	(101)	—	—	—	(101)
Excess tax benefits from stock-based compensation arrangements	—	13	—	—	13
Net intercompany borrowings (repayments)	—	(451)	185	266	—
Borrowings from general partner	50	—	(50)	—	—
Distributions to TLLP unitholders and general partner	130	162	(292)	—	—
Financing costs and other	(22)	(9)	(6)	—	(37)
Net cash from (used in) financing activities	(259)	(286)	133	266	(146)
INCREASE IN CASH AND CASH EQUIVALENTS	—	193	59	—	252
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$805	$95	$—	$900

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010
(In millions)

	Tesoro Corporation	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$4	$517	$(136)	$—	$385
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(296)	(1)	—	(297)
Proceeds from asset sales	—	2	—	—	2
Intercompany notes, net	(3)	—	—	3	—
Net cash used in investing activities	(3)	(294)	(1)	3	(295)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolver	66	—	150	—	216
Repayments under revolver	(66)	—	—	—	(66)
Repayments of debt	—	(3)	—	—	(3)
Proceeds from stock options exercised	5	—	—	—	5
Purchases of common stock	(2)	—	—	—	(2)
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	(22)	25	(3)	—
Financing costs and other	(4)	—	(4)	—	(8)
Net cash from (used in) financing activities	(1)	(22)	171	(3)	145
INCREASE IN CASH AND CASH EQUIVALENTS	—	201	34	—	235
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	411	2	—	413
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$612	$36	$—	$648

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters				Total Year
	First	Second	Third	Fourth
	(In millions except per share amounts)
2012
Revenues	$7,820	$8,105	$8,776	$8,273	$32,974
Cost of sales	7,168	6,885	7,609	7,340	29,002
Operating expenses	347	377	412	408	1,544
Operating income (a)	134	681	506	81	1,402
Net earnings	62	393	280	35	770
Net earnings attributable to Tesoro Corporation stockholders	56	387	273	27	743
Net earnings per share (b):
Basic	$0.40	$2.77	$1.96	$0.19	$5.33
Diluted	$0.39	$2.75	$1.92	$0.19	$5.25
2011
Revenues	$6,526	$7,963	$8,101	$7,713	$30,303
Cost of sales	5,735	6,985	6,980	7,307	27,007
Operating expenses	371	372	374	378	1,495
Operating income (loss) (c)	219	419	597	(155)	1,080
Net earnings (loss) (d)	107	222	352	(118)	563
Net earnings (loss) attributable to Tesoro Corporation stockholders	107	218	345	(124)	546
Net earnings (loss) per share (b):
Basic	$0.76	$1.54	$2.42	$(0.89)	$3.86
Diluted	$0.74	$1.52	$2.39	$(0.89)	$3.81
________________

(a)
Includes impairment charges and asset retirement obligations of $228 million and $20 million, respectively, for the three months ended December 31, 2012 related to our Hawaii refinery as a result of the decision to cease refining operations at our Hawaii refinery, and begin the process of converting the refinery to an import, storage and distribution terminal. See additional discussion in Note J.

(b)	The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

(c)
Includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $48 million for the three months ended June 30, 2011, and $51 million for the year ended December 31, 2011. See additional discussion in Note J.

(d)	Includes $37 million in insurance recoveries related to the April 2010 incident at our Washington refinery for the three months ended June 30, 2011.

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

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

We, as management of Tesoro Corporation and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we conclude that as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
ITEM 9B. OTHER INFORMATION

Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation

On February 21, 2013, Tesoro Companies, Inc. (“TCI”), Tesoro Maritime Company (“TMC”),  Tesoro Refining & Marketing Company LLC (“TRMC”), Tesoro Alaska Company (“TAC”), Kenai Pipeline Company (“KPL”), Tesoro Alaska Pipeline Company (“TAPL”), Tesoro Logistics Operations LLC (“TLO”), Tesoro High Plains Pipeline Company LLC (“THPP”), Tesoro Logistics Pipelines LLC (“TLP”) and Tesoro Logistics Northwest Pipeline LLC (“TLNP”), whereby TCI, TRMC, TMC, TAC, KPL and TAPL are each individually a “Tesoro Party” and collectively the “Tesoro Parties,” and TLO, TLP, TLNP and THPP are each individually a “TLLP Party” and collectively the “TLLP Parties,” entered into an agreement (the “Oil Spill Contingency Agreement”) under which the Tesoro Parties and the TLLP Parties have agreed (i) that TCI will act as the sole representative for the Tesoro Parties and the TLLP Parties as a member in the Marine Preservation Association (the “MPA”), and TCI shall perform the duties and responsibilities of a member in MPA on behalf of both the Tesoro Parties and the TLLP Parties; and (ii) to the allocation among and between the Tesoro Parties and TLLP Parties of costs and expenses associated with oil spill contingency planning, response and remediation activities, such costs and expenses to include: MPA operating costs; fees charged by the Marine Spill Response Corporation (“MSRC”) to provide oil spill response and contingency planning for property owned and operated by TRMC, TAC, KPL, TAPL, THPP, TLNP and TLO and for vessels charted by TMC; incident response costs incurred by the MPA, MSRC, the Tesoro Parties or the TLLP Parties, and related remediation.

The Oil Spill Contingency Agreement also provides for reimbursement to TLLP Parties or its parent, Tesoro Corporation, in those instances where TLLP facilities that are operated by a TLLP Party, but are owned or leased by a Tesoro Party, and the Tesoro Party or Tesoro Corporation is required to post or provide a parent guaranty or a Certificate of Financial Responsibility (“COFR”) to demonstrate adequate financial ability to pay for any incident response costs that might be associated with incidents at such TLLP facility.  The Tesoro Party owning or leasing such TLLP facility is entitled to reimbursement for any such incident response costs, and Tesoro Corporation shall be (x) subrogated to the rights of such Tesoro Party to receive such reimbursement to the extent that Tesoro Corporation is obligated to pay or guarantee payment of such Incident Response Costs pursuant to any such parent guaranty or COFR and (y) entitled to receive reimbursement from TLLP for any incremental costs or expenses incurred by it or a Tesoro Party in connection with the posting of a COFR for a TLLP facility.

The Oil Spill Contingency Agreement continues until December 31, 2013 and shall renew for successive periods of one year thereafter, unless terminated by any party upon sixty (60) days advance written notice.  The parties may periodically evaluate whether the allocation and methods of paying the costs and expenses set forth in the Oil Spill Contingency Agreement remain appropriate under conditions as they may exist from time to time.  At any time after December 31, 2013, any party may request good faith renegotiation of all or any part of the Oil Spill Contingency Agreement, and in the event the Parties are unable to reach a consensus on any appropriate adjustments, then any party may terminate the Oil Contingency Agreement upon ten (10) days advance written notice as to subsequent costs incurred by TCI, but such termination shall not invalidate this Agreement as to costs incurred by TCI prior to the effective date of such termination.  Upon any termination of this Agreement, TCI may rescind its designation of the other Parties as covered entities with respect to TCI's membership in MPA.

The foregoing description is not complete and is qualified in its entirety by reference to the Oil Spill Contingency Agreement, which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 22, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item will be contained in the Company’s 2013 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.
You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in the Company’s 2013 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes, as of December 31, 2012, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Plan Category
Equity compensation plans approved by security holders (c)	6,730,510	$32.95	3,575,790
Equity compensation plans not approved by security holders (d)	151,513	13.09	—
Total	6,882,023	32.09	3,575,790
________________

(a)
Includes only the exercise price for options to purchase common stock. No value is included in column (a) of the table for restricted stock units, performance share awards or market stock units since they do not have an exercise, or strike, price.

(b)	For illustrative purposes, a maximum payout (i.e., a 200% ratio) has been assumed for vesting and payout of outstanding performance share award and market stock unit grants.

(c)
The number of securities to be issued upon exercise under these approved plans include 3,376,076 options to purchase common stock, 10,168 restricted stock units, 1,273,004 performance share awards, and 2,071,262 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market share awards. Payout at target levels (i.e., a 100% ratio) would result in 5,058,377 securities to be issued and 5,247,923 securities remaining available for future issuance under equity compensation plans.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item will be contained in the Company’s 2013 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in the Company’s 2013 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in the Company’s 2013 Proxy Statement, incorporated herein by reference.

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

2.11
Purchase and Sale Agreement by and between Tesoro Refining and Marketing Company and the Sellers dated as of August 8, 2012 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012, File No. 1-3473).

3.1
Restated Certificate of Incorporation of the Company, dated as of August 10, 2012 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-3ASR filed on September 13, 2012, File No. 333-183872).

3.2
Amended and Restated Bylaws of Tesoro Corporation effective January 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011, File No. 1-3473).

3.3
First Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated April 26, 2011 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

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

4.3
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6 5/8% Senior Notes due 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.4
Form of Indenture relating to the 6½% Senior Notes due 2017, dated as of May 29, 2007, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, File No. 1-3473).

4.5
Supplemental Indenture, dated as of September 26, 2012, among Tesoro Corporation and U.S. Bank National Association, as trustee, relating to the 6½% Senior Notes due 2017 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.6
Form of Indenture relating to the 9.750% Senior Notes due 2019, dated as of June 5, 2009, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as Trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).

4.7
Indenture, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

*4.8	First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee.

4.9
Registration Rights Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers(incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

*4.10	Joinder Agreement to Registration Rights Agreement dated January 24, 2013.

4.11
Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

10.1
Fifth Amended and Restated Credit Agreement, dated as of March 16, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.2
Omnibus Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Amended and Restated Security Agreement dated as of June 6, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012, File No. 1-3473).

10.3
Amendment No. 2 to the Fifth Amended and Restated Credit Agreement dated as of August 7, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2012, File No. 1-3473).

10.4
Sixth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.5
Term Loan Credit Agreement, dated as of January 28, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent and collateral agent, and the lending institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013, File No. 1-3473).

10.6
ABL Intercreditor Agreement, dated as of January 28, 2013, between JPMorgan Chase Bank, National Association, in its capacity as administrative agent under the Sixth Amended and Restated Credit Agreement, dated as of January 4, 2013 and JPMorgan Chase Bank, National Association, in its capacity as collateral agent under the Term Loan Credit Agreement, dated as of January 28, 2013 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2013, File No. 1-3473).

10.7
Credit Agreement, dated as of April 26, 2011, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.8
Amendment No. 1 and Joinder to Credit Agreement, dated as of March 30, 2012, among Tesoro Logistics LP, certain subsidiaries of Tesoro Logistics LP party thereto, Bank of America, N.A., as administrative agent and L/C Issuer, and the lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.9
Amendment No. 2 to TLLP Revolving Credit Agreement, dated as of August 17, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2012, File No. 1-3473).

10.10
Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.11
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

10.12
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.13
Contribution, Conveyance and Assumption Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.14
Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.15
Second Amended and Restated Omnibus Agreement, dated as of November 15, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.16
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.17
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

#10.18
Master Terminalling Services Agreement, dated as of April 26, 2011, among Tesoro Refining and Marketing Company, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No.1-3473).

#10.19
First Amendment to Master Terminalling Services Agreement, dated as of December 1, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-3473).

10.20
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.21
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.22
Long Beach Berth Access Use and Throughput Agreement, executed as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.23
Long Beach Operating Agreement, dated as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.24
Transportation Services Agreement (Los Angeles Refinery Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.25
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

*10.26
Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of February 21, 2013, among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Kenai Pipeline Company, Tesoro Alaska Pipeline Company, Tesoro Logistics Operations, LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC and Tesoro Logistics Northwest Pipeline LLC.

#10.27
Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, File No. 1-3473).

†10.28	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.29
Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.30
Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.31	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.32	Tesoro Corporation 2011 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.33
First Amendment to Tesoro Corporation 2011 Long-Term Incentive Plan dated effective August 2, 2011 (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.34
Description of 2012 Incentive Compensation Plan (incorporated by reference herein to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-3473).

*†10.35	Description of 2013 Incentive Compensation Plan.

†10.36
Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

*†10.37	Amendment No. 1 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011.

*†10.38	Amendment No. 2 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011.

†10.39
Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.40
Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.41
2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.42	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.43	Tesoro Corporation 2012 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.44	Tesoro Corporation 2013 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.45	Tesoro Corporation 2012 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.46	Tesoro Corporation 2013 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.47
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.48
Tesoro Corporation Performance Share Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February, 7 2012, File No. 1-3473).

†10.49
Tesoro Corporation Performance Share Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February, 8 2013, File No. 1-3473).

†10.50
Tesoro Corporation Market Stock Unit Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.51
Tesoro Corporation Market Stock Unit Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.52
Tesoro Corporation Market Stock Unit Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.53
Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

†10.54
Employment Agreement between the Company and Charles S. Parrish dated as of May 7, 2009 and expired May 7, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 8, 2009, File No. 1-3473).

†10.55
Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).

Exhibit Number	Description of Exhibit

†10.56
Amended and Restated Management Stability Agreement between the Company and G. Scott Spendlove dated December 31, 2008 (incorporated by reference herein to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 File No. 1-3473).

†10.57
Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.58	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

†10.59
Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

†10.60
Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).

†10.61
Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.62
Board of Directors Deferred Phantom Stock Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.63	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.64
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-3473).

†10.65
Tesoro Corporation Executive Severance and Change in Control Plan effective January 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.66
Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.67
Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

†10.68
Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 1-3473).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Exhibit
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.

†	Compensatory plan or arrangement.

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

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2013
Gregory J. Goff

/s/ G. SCOTT SPENDLOVE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2013
G. Scott Spendlove

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller (Principal Accounting Officer)	February 20, 2013
Arlen O. Glenewinkel, Jr.

/s/ STEVEN H. GRAPSTEIN	Chairman of the Board of Directors	February 20, 2013
Steven H. Grapstein

/s/ RODNEY F. CHASE	Director	February 20, 2013
Rodney F. Chase

/s/ ROBERT W. GOLDMAN	Director	February 20, 2013
Robert W. Goldman

/s/ DAVID LILLEY	Director	February 20, 2013
David Lilley

Director
Mary Pat McCarthy

/s/ J.W. NOKES	Director	February 20, 2013
J.W. Nokes

/s/ SUSAN TOMASKY	Director	February 20, 2013
Susan Tomasky

/s/ MICHAEL E. WILEY	Director	February 20, 2013
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 20, 2013
Patrick Y. Yang