Form 10-Q
period 2013-03-31
TESORO CORP /NEW/
filed 2013-05-03
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

There were 135,815,196 shares of the registrant’s Common Stock outstanding at April 29, 2013.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2013	2012
	(In millions, except per share amounts)
REVENUES (a)	$8,156	$7,820

COSTS AND EXPENSES:
Cost of sales (a)	7,335	7,168
Operating expenses	400	347
Selling, general and administrative expenses	115	62
Depreciation and amortization expense	106	103
Loss on asset disposals and impairments	8	6
OPERATING INCOME	192	134
Interest and financing costs, net	(30)	(36)
Interest income	1	1
Other expense, net	(1)	—
EARNINGS BEFORE INCOME TAXES	162	99
Income tax expense	58	37
NET EARNINGS	104	62
Less: Net earnings attributable to noncontrolling interest	11	6
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$93	$56
NET EARNINGS PER SHARE:
Basic	$0.68	$0.40
Diluted	$0.67	$0.39
WEIGHTED AVERAGE COMMON SHARES:
Basic	137.0	139.5
Diluted	139.6	141.8

DIVIDENDS PER SHARE	$0.20	$—

COMPREHENSIVE INCOME
Total comprehensive income	$104	$62
Less: Noncontrolling interest in comprehensive income	11	6
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$93	$56

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$134	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,972	$1,639
Receivables, less allowance for doubtful accounts	1,366	1,221
Inventories	1,560	1,578
Prepayments and other current assets	224	198
Total Current Assets	5,122	4,636
NET PROPERTY, PLANT AND EQUIPMENT	5,285	5,245
OTHER NONCURRENT ASSETS, NET	983	821
Total Assets	$11,390	$10,702

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,582	$2,213
Other current liabilities	621	668
Total Current Liabilities	3,203	2,881
DEFERRED INCOME TAXES	864	850
OTHER NONCURRENT LIABILITIES	629	647
DEBT	1,590	1,587
COMMITMENTS AND CONTINGENCIES (Note K)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 153,525,771 shares issued (152,579,955 in 2012)	26	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,111	1,070
Retained earnings	3,714	3,649
Treasury stock, 17,010,602 common shares (14,417,533 in 2012), at cost	(491)	(356)
Accumulated other comprehensive loss	(137)	(137)
Total Tesoro Corporation Stockholders’ Equity	4,223	4,251
NONCONTROLLING INTEREST	881	486
Total Equity	5,104	4,737
Total Liabilities and Equity	$11,390	$10,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2013	2012
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$104	$62
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	106	103
Loss on asset disposals and impairments	8	6
Stock-based compensation expense	52	21
Deferred income taxes	14	24
Excess tax benefits from stock-based compensation arrangements	(3)	(3)
Deferred charges	(159)	(126)
Other changes in noncurrent assets and liabilities	(14)	(4)
Changes in current assets and current liabilities:
Receivables	(144)	(92)
Inventories	18	51
Prepayments and other	(26)	(10)
Accounts payable and accrued liabilities	291	(47)
Net cash from (used in) operating activities	247	(15)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(125)	(111)
Proceeds from asset sales	2	—
Acquisitions	—	(37)
Advance payments made for acquisition	(27)	—
Net cash used in investing activities	(150)	(148)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	85
Repayments on revolving credit agreements	—	(112)
Dividend payments	(28)	—
Proceeds from stock options exercised	32	14
Net proceeds from issuance of Tesoro Logistics LP common units	392	—
Distributions to noncontrolling interest	(14)	(6)
Purchases of common stock	(135)	(10)
Excess tax benefits from stock-based compensation arrangements	3	3
Financing costs and other	(14)	(1)
Net cash from (used in) financing activities	236	(27)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	333	(190)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,639	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,972	$710
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of capitalized interest	$(4)	$(2)
Income taxes paid, net	$45	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable at end of period	$69	$36

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

The consolidated balance sheet at December 31, 2012, has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP, transactions with us accounted for 93% of TLLP’s total revenues for both the three months ended March 31, 2013 and 2012. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. See Note B for additional information relating to TLLP.

New Accounting Standards and Disclosures

Presentation of Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements and Disclosures

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

NOTE B – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. As of March 31, 2013, its assets consisted of a crude oil gathering system in the Williston Basin and terminalling, transportation and storage assets in the midwestern and western United States, including refined products and marine terminals, a rail car unloading facility, a crude oil and refined products storage facility and transportation pipelines.

Equity Issuance and Revolver Amendment

On January 14, 2013, TLLP closed an equity offering (“TLLP Equity Issuance”) of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million. In connection with the offering, Tesoro Logistics GP, LLC (“TLGP”) purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Effective January 4, 2013, TLLP amended and restated its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”), to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

We held an approximate 38% interest in TLLP at March 31, 2013, including a 2% interest in the general partner. This interest includes 1,283,915 common units, 15,254,890 subordinated units and 929,086 general partner units. All intercompany transactions with TLLP are eliminated upon consolidation.

Acquisition

In December 2012, TLLP executed definitive agreements to purchase Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) for a total purchase price of $400 million. On March 28, 2013, TLLP and Chevron amended these agreements to extend the final closing date, which is the date that either party can terminate the agreements without defaulting under the terms of the agreements, from April 1, 2013 to June 1, 2013. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2013. TLLP paid a deposit of $40 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport. It also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. Under the terms of the purchase and sale agreements, TLLP will assume environmental liabilities related to the Northwest Products System. TLLP is evaluating the environmental liabilities existing at the time the purchase and sale agreements were executed. In addition, TLLP is evaluating the impact associated with a leak that Chevron identified on a diesel pipeline in March 2013.

Agreements with TLLP
TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition to commercial agreements, we are also party to an omnibus agreement with TLLP, which among other things, addresses the payment of an annual fee to us, currently $2.5 million, for the provision of various general and administrative services provided to TLLP. We are also party to an operational services agreement with TLLP, under which TLLP reimburses us with an annual fee, currently $2 million, for the provision of certain operational services in support of their pipelines, terminals and storage facility.

With the exception of affiliate balances which are eliminated upon consolidation, and their impact on equity, the TLLP condensed combined consolidated balance sheets as of March 31, 2013 and December 31, 2012, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	March 31, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$415	$19
Receivables
Trade	—	—
Affiliate	19	18
Prepayments	1	1
Total Current Assets	435	38
NET, PROPERTY, PLANT AND EQUIPMENT	284	274
DEPOSITS	40	40
OTHER NONCURRENT ASSETS	12	11
Total Assets	$771	$363
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$10	$9
Affiliate	7	7
Deferred revenue - affiliate	2	2
Accrued interest and financing costs	12	6
Other current liabilities	3	3
Total Current Liabilities	34	27
DEBT	358	354
EQUITY (DEFICIT)	379	(18)
Total Liabilities and Equity (Deficit)	$771	$363

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - ACQUISITIONS AND OTHER CHANGES IN OPERATIONS

Joint Venture

Effective April 22, 2013, we entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies and Port Commissioners. The project will allow for the delivery of various grades of North American crude oil to the U.S. West Coast.

Hawaii Operations

On April 30, 2013, we ceased refining operations at our Hawaii refinery and began to make adjustments to accommodate product imports, terminalling and distribution. We will maintain the existing distribution system to support marketing operations and fulfill supply commitments while continuing to offer the Hawaii operations for sale. We recognized $248 million of impairment charges and asset retirement obligations in the fourth quarter of 2012.
We may recognize contract termination or other exit costs associated with the changes in our Hawaii refining operations. These assets continue to be reported as held and used at March 31, 2013 because all of the accounting criteria for the held-for-sale classification have not been met.
TLLP Acquisition of the Northwest Products System

In December 2012, TLLP executed definitive agreements to purchase the Northwest Products System. For additional information regarding the acquisition, see Note B.

Acquisition of BP’s Southern California Refining and Marketing Business

In August 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (the “Carson Acquisition”). The assets to be acquired include the 266 thousand barrels per day (“Mbpd”) Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land storage terminals, pipelines and product marketing terminals. In addition, the assets include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 800 branded dealer-operated and branded wholesale stations in Southern California, Nevada and Arizona. Additionally, we will acquire a 51% ownership in the gas-fueled Watson cogeneration facility and an anode coke calcining operation, both located near the Carson refinery.

The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The purchase and sale agreement provides for a $100 million reduction in the purchase price upon meeting certain conditions as defined in the agreement. This acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. The purchase and sale agreement also required an advance payment of $90 million. During the three months ended March 31, 2013, we made additional incremental advance payments of $27 million as required by the purchase and sale agreement. The initial advance payment and the incremental advance payments will be applied to the amount due at closing. The agreement provides for us to pay a break-up fee of up to $140 million in the event that we terminate the agreement (except for termination for specified reasons). In the event a break-up fee is required, the advance payments will be applied to the amount due.

During the three months ended March 31, 2013, we incurred transaction costs of approximately $12 million related to the acquisition, which are included in selling, general and administrative expenses in our statements of condensed consolidated operations. Upon the closing of the Carson Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. Under the purchase and sale agreement, we have agreed to assume certain environmental liabilities, primarily remediation obligations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share and per share calculations are presented below (in millions, except per share amounts):

	Three Months Ended March 31,

	2013	2012
Basic:
Net earnings attributable to Tesoro Corporation stockholders	$93	$56
Weighted average common shares outstanding	137.0	139.5
Basic Earnings Per Share	$0.68	$0.40
Diluted:
Net earnings attributable to Tesoro Corporation stockholders	$93	$56
Weighted average common shares outstanding	137.0	139.5
Common stock equivalents	2.6	2.3
Total diluted shares	139.6	141.8
Diluted Earnings Per Share	$0.67	$0.39

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.2 million and 3.0 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE E – INVENTORIES

Components of inventories were as follows (in millions):

	March 31, 2013	December 31, 2012
Domestic crude oil and refined products	$1,141	$1,178
Foreign subsidiary crude oil	274	246
Materials and supplies	94	94
Oxygenates and by-products	35	44
Merchandise	16	16
Total Inventories	$1,560	$1,578

We use the last-in, first-out cost method as the primary method to determine the cost of crude oil held by our U.S. subsidiaries and refined product inventories in our refining and retail segments. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries, oxygenates and by-products using the first-in, first-out cost method. The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $2.0 billion and $1.6 billion at March 31, 2013 and December 31, 2012, respectively.

NOTE F – FAIR VALUE MEASUREMENTS

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at March 31, 2013 or December 31, 2012. See Note G for further information on the Company’s derivative instruments.

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

Our RINs obligation represents our period-end deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products we have produced.  Our RINs obligation is based on our RINs deficit and the price of those RINs as of the balance sheet date.  Our RINs obligation is categorized in level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

Financial instruments recognized at fair values in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of March 31, 2013
Assets:
Commodity Futures Contracts	$154	$2	$—	$(100)	$56
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$154	$5	$—	$(100)	$59

Liabilities:
Commodity Futures Contracts	$158	$8	$—	$(138)	$28
Commodity Forward Contracts	—	2	—	—	2
RINs Obligation	—	8	—	—	8
Total Liabilities	$158	$18	$—	$(138)	$38

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2012
Assets:
Commodity Futures Contracts	$91	$4	$—	$(68)	$27
Total Assets	$91	$4	$—	$(68)	$27

Liabilities:
Commodity Futures Contracts	$96	$4	$—	$(95)	$5
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	1	—	—	1
Total Liabilities	$96	$6	$—	$(95)	$7
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2013 and December 31, 2012, cash collateral amounts of $38 million and $27 million, respectively, are netted with mark-to-market derivative assets.

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

The fair value of our debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt was approximately $1.6 billion and $1.7 billion, respectively at March 31, 2013 and December 31, 2012.

There were no material nonfinancial assets or liabilities that were measured at fair value during the three months ended March 31, 2013.

NOTE G - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts and Forward Contracts, which had remaining maturity dates of less than two years as of March 31, 2013. We believe that there is minimal credit risk with respect to our counterparties.

We are also exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage these monthly exchange rate fluctuations.

The accounting for changes in the fair value of a commodity derivative depends on whether the derivative has been designated in a hedging relationship and whether we have elected the normal purchases and normal sales exception. We did not designate any of our derivatives for hedge accounting during the three months ended March 31, 2013 and 2012, respectively. The accounting for the change in fair value can be summarized as follows:

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value (in millions) of our derivative instruments as of March 31, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commodity Futures Contracts	Prepayments and other current assets	$156	$95	$166	$100
Commodity Forward Contracts	Receivables	3	—	2	—
Commodity Forward Contracts	Accounts payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		159	95	168	101
Less: Counterparty Netting and Cash Collateral (a)		(100)	(68)	(138)	(95)
Total Net Fair Value of Derivatives		$59	$27	$30	$6
________________

(a)	As of March 31, 2013 and December 31, 2012, cash collateral amounts of $38 million and $27 million, respectively, are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to market derivatives for the three months ended March 31, 2013 and 2012, were as follows (in millions):

	Three Months Ended March 31,

	2013	2012
Commodity Futures Contracts	$(26)	$(12)
Commodity OTC Swap Contracts	—	(6)
Commodity Forward Contracts	(2)	(3)
Foreign Currency Forward Contracts	(2)	1
Total Loss on Mark-to-Market Derivatives	$(30)	$(20)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended March 31,

Income Statement Location:	2013	2012
Revenues	$2	$(10)
Cost of sales	(30)	(11)
Other expense, net	(2)	1
Total Loss on Mark-to-Market Derivatives	$(30)	$(20)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Open Long (Short) Positions

All of our open positions are scheduled to mature within two years. As of March 31, 2013, we had open Forward Contracts to purchase CAD $9 million and CAD $36 million that matured or will mature on April 25, 2013 and May 24, 2013.

The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of March 31, 2013 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2013	(1,013)
2014	25
OTC Swaps
2013	(150)
Forwards
2013	(94)
Options
2013	200

NOTE H – DEBT

Our total debt balance at March 31, 2013 and December 31, 2012, was as follows (in millions):

	March 31, 2013	December 31, 2012
Total Debt	$1,593	$1,590
Less: Current maturities	3	3
Debt, less current maturities	$1,590	$1,587

Credit Facilities Overview

We had available capacity under our credit agreements as follows at March 31, 2013 (in millions):

	Total Capacity (a)	Amount Borrowed as of March 31, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (b)	$1,850	$—	$807	$1,043	January 4, 2018
TLLP Revolving Credit Facility	500	—	—	500	December 31, 2017
Letter of Credit Facilities	1,146	—	514	632
Total credit agreements	$3,496	$—	$1,321	$2,175
________________

(a)
During the first quarter of 2013, we entered into a term loan credit facility and amended the Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”) and the TLLP Revolving Credit Facility. Just prior to closing the Carson Acquisition, the term loan credit facility will provide for $500 million of borrowing capacity and the amended Revolving Credit Facility will provide an increase in the capacity to $3.0 billion. In addition, the TLLP Revolving Credit Facility allows for an increased capacity of up to $650 million, subject to receiving increased commitments from the lenders.

(b)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (c)	0.20%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($500 million) (d)	0.20%	2.00%	3.25%	1.00%	0.375%
________________

(c)
We can elect the interest rate to apply to the Revolving Credit Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based on the Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate.

(d)
TLLP can elect the interest rate to apply to the TLLP Revolving Credit Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit Facility at an annual rate.

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which allows the capacity of our Revolving Credit Facility to be increased to an aggregate of $3.0 billion, just prior to closing the Carson Acquisition (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date.

At March 31, 2013, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.5 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $1.85 billion. Prior to exercising our ability to increase the capacity just prior to closing the Carson Acquisition, the total available capacity can be increased up to an aggregate amount of $2.85 billion, subject to receiving increased commitments.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of March 31, 2013, our five separate uncommitted letter of credit agreements had $514 million outstanding. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility, to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan Credit Facility

Effective January 28, 2013, we entered into a term loan credit facility agreement (the “Term Loan Facility”), which allows us to borrow up to an aggregate of $500 million on or prior to August 9, 2013. The obligations under the Term Loan Facility will be secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” that will be acquired by Tesoro in the Carson Acquisition and junior liens on certain assets.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility will be subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on the maturity date. As of March 31, 2013, we had no borrowings on the Term Loan Facility.

NOTE I - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	March 31, 2013	December 31, 2012
Refining	$6,374	$6,268
Retail	765	763
Corporate	223	226
Property, plant and equipment, at cost	7,362	7,257
Accumulated depreciation	(2,077)	(2,012)
Net property, plant and equipment	$5,285	$5,245

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $4 million for both the three months ended March 31, 2013 and 2012, respectively, and is recorded as a reduction to net interest and financing costs in our statements of condensed consolidated operations.

NOTE J – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $12 million during the three months ended March 31, 2013 to improve the funded status of the plan.

The components of pension and other postretirement benefit expense (income) included in the condensed statements of consolidated operations for the three months ended March 31, 2013 and 2012, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

	2013	2012	2013	2012
Service cost	$8	$7	$1	$1
Interest cost	7	7	1	1
Expected return on plan assets	(6)	(6)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Recognized net actuarial loss	7	6	2	3
Net Periodic Benefit Expense (Income)	$16	$14	$(5)	$(4)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

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

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities.

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

Our accruals for environmental expenditures totaled $86 million at both March 31, 2013 and December 31, 2012. These accruals include $54 million at both March 31, 2013 and December 31, 2012, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $54 million accrued, approximately $44 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We filed business interruption insurance and property damage insurance claims related to down time from this incident. Certain business interruption claims remain open as of March 31, 2013.

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

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the final amount or timing of the resolution of these matters, we have established an accrual for them and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and its resolution will not have a material impact on our financial position, results of operations or liquidity.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE L - STOCKHOLDERS’ EQUITY

See Note M for information relating to stock-based compensation. Changes to equity during the three months ended March 31, 2013, are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$4,251	$486	$4,737
Net earnings	93	11	104
Shares issued for equity-based compensation awards	32	—	32
Excess tax benefits from stock-based compensation arrangements, net	2	—	2
Amortization of equity settled awards	14	—	14
Dividend payments	(28)	—	(28)
Purchases of common stock	(135)	—	(135)
Net proceeds from issuance of Tesoro Logistics LP common units	(6)	398	392
Distributions to noncontrolling interest	—	(14)	(14)
Balance at March 31, 2013	$4,223	$881	$5,104

We issued approximately 0.9 million and 1.9 million shares primarily for stock option exercises under our equity-based compensation plans during the three months ended March 31, 2013 and twelve months ended December 31, 2012, respectively.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (the “Board”), management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. Under this program, we purchased approximately 2.0 million shares of our common stock for $99 million during the three months ended March 31, 2013.

In addition, we purchased over 0.6 million shares of our common stock for approximately $36 million during the three months ended March 31, 2013 under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

Cash Dividends

On February 5, 2013, our Board declared a quarterly cash dividend on common stock of $0.20 per share, which resulted in a cash payment of $28 million during the three months ended March 31, 2013. On May 1, 2013, our Board declared a cash dividend of $0.20 per share, payable on June 14, 2013 to shareholders of record on May 31, 2013.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE M - STOCK-BASED COMPENSATION

Stock-based compensation expense included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended March 31,

	2013	2012
Stock appreciation rights	$39	$12
Performance share awards	8	2
Market stock units	4	3
Other stock-based awards	1	4
Total Stock-Based Compensation Expense	$52	$21

We have aggregated expenses for certain award types as they are not considered significant. The income tax benefit recognized in the income statement for stock-based compensation was $20 million and $8 million for the three months ended March 31, 2013 and 2012, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $17 million and $10 million for the three months ended March 31, 2013 and 2012, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $18 million and $9 million to settle approximately 0.9 million and 0.6 million SARs that were exercised during the three months ended March 31, 2013 and 2012, respectively. We had $100 million and $79 million recorded in accrued liabilities associated with our SARs awards at March 31, 2013 and December 31, 2012, respectively.

Performance Share Awards

Performance Conditions

We granted additional performance condition performance share awards under the 2011 Long-Term Incentive Plan (“2011 Plan”) on February 4, 2013. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over a three-year period. These performance share awards vest at the end of the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against our performance peer group.

Market Conditions

We granted additional market condition performance share awards under the 2011 Plan on February 4, 2013. The vesting percentages of these equity awards, range from 0-200%, and are tied to market conditions over a three-year performance period. These performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated on the grant date using a Monte Carlo simulation model. The fair value of the performance share awards granted prior to 2013 is estimated using a Monte Carlo simulation model at the end of each reporting period. The estimated fair value of all market condition performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against our performance peer group and the S&P 500 Index.

During the three months ended March 31, 2013, we granted 0.2 million performance share awards at a weighted average grant date fair value of $53.67 per share.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

We granted 0.4 million market stock units at a grant date fair value of $64.74 per unit under the 2011 Plan during the three months ended March 31, 2013. These market stock units vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method.

NOTE N - OPERATING SEGMENTS

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

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other expense, net, interest income, net interest and financing costs, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended March 31,

	2013	2012
	(In millions)
Revenues
Refining:
Refined products	$7,536	$7,562
Crude oil resales and other	475	156
Retail:
Fuel (a)	1,554	1,306
Merchandise and other	57	55
Intersegment sales from Refining to Retail	(1,466)	(1,259)
Total Revenues	$8,156	$7,820
Segment Operating Income (Loss)
Refining	$283	$191
Retail	17	(4)
Total Segment Operating Income	300	187
Corporate and unallocated costs	(108)	(53)
Operating Income	192	134
Interest and financing costs, net	(30)	(36)
Interest income	1	1
Other expense, net	(1)	—
Earnings Before Income Taxes	$162	$99
Depreciation and Amortization Expense
Refining	$92	$91
Retail	9	10
Corporate	5	2
Total Depreciation and Amortization Expense	$106	$103
Capital Expenditures
Refining	$109	$91
Retail	7	8
Corporate	3	3
Total Capital Expenditures	$119	$102
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $134 million and $99 million for the three months ended March 31, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In millions)
Identifiable Assets:
Refining	$8,605	$8,340
Retail	781	741
Corporate	2,004	1,621
Total Assets	$11,390	$10,702

NOTE O - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At March 31, 2013, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 38% ownership interest as of March 31, 2013, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,952	$822	$(2,618)	$8,156
COSTS AND EXPENSES:
Cost of sales	—	9,197	756	(2,618)	7,335
Operating, selling, general and administrative expenses	1	486	28	—	515
Depreciation and amortization expense	—	101	5	—	106
Loss on asset disposals and impairments	—	5	3	—	8
OPERATING INCOME (LOSS)	(1)	163	30	—	192
Equity in earnings (loss) of subsidiaries	96	(6)	44	(134)	—
Interest and financing costs, net	(2)	(25)	(5)	2	(30)
Interest income	—	1	2	(2)	1
Other expense, net	—	(1)	—	—	(1)
EARNINGS BEFORE INCOME TAXES	93	132	71	(134)	162
Income tax expense (a)	—	55	3	—	58
NET EARNINGS	93	77	68	(134)	104
Less: Net earnings attributable to noncontrolling interest	—	—	11	—	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$93	$77	$57	$(134)	$93

COMPREHENSIVE INCOME
Total comprehensive income	$93	$77	$68	$(134)	$104
Less: Noncontrolling interest in comprehensive income	—	—	11	—	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$93	$77	$57	$(134)	$93
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,633	$596	$(2,409)	$7,820
COSTS AND EXPENSES:
Cost of sales	—	9,012	565	(2,409)	7,168
Operating, selling, general and administrative expenses	2	389	18	—	409
Depreciation and amortization expense	—	100	3	—	103
Loss on asset disposals and impairments	—	5	1	—	6
OPERATING INCOME (LOSS)	(2)	127	9	—	134
Equity in earnings (loss) of subsidiaries	59	(13)	31	(77)	—
Interest and financing costs, net	(1)	(33)	(3)	1	(36)
Interest income	—	1	1	(1)	1
EARNINGS BEFORE INCOME TAXES	56	82	38	(77)	99
Income tax expense (a)	—	35	2	—	37
NET EARNINGS	56	47	36	(77)	62
Less: Net earnings attributable to noncontrolling interest	—	—	6	—	6
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$56	$47	$30	$(77)	$56

COMPREHENSIVE INCOME
Total comprehensive income	$56	$47	$36	$(77)	$62
Less: Noncontrolling interest in comprehensive income	—	—	6	—	6
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$56	$47	$30	$(77)	$56
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,517	$455	$—	$1,972
Receivables, less allowance for doubtful accounts	1	1,139	226	—	1,366
Short-term receivables from affiliates	—	—	18	(18)	—
Inventories	—	1,286	274	—	1,560
Prepayments and other current assets	132	87	5	—	224
Total Current Assets	133	4,029	978	(18)	5,122
Net Property, Plant and Equipment	—	4,923	362	—	5,285
Investment in Subsidiaries	5,115	(314)	210	(5,011)	—
Long-Term Receivables from Affiliates	2,003	—	—	(2,003)	—
Other Noncurrent Assets, Net	56	875	392	(340)	983
Total Assets	$7,307	$9,513	$1,942	$(7,372)	$11,390
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5	$2,177	$400	$—	$2,582
Other current liabilities	187	406	28	—	621
Short-term payables to affiliates	—	18	—	(18)	—
Total Current Liabilities	192	2,601	428	(18)	3,203
Long-Term Payables to Affiliates	—	1,917	86	(2,003)	—
Deferred Income Taxes	864	—	—	—	864
Other Noncurrent Liabilities	472	157	—	—	629
Debt	1,556	16	358	(340)	1,590
Equity-Tesoro Corporation	4,223	4,822	189	(5,011)	4,223
Equity-Noncontrolling interest	—	—	881	—	881
Total Liabilities and Equity	$7,307	$9,513	$1,942	$(7,372)	$11,390

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,244	$395	$—	$1,639
Receivables, less allowance for doubtful accounts	1	1,133	87	—	1,221
Short-term receivables from affiliates	—	—	47	(47)	—
Inventories	—	1,331	247	—	1,578
Prepayments and other current assets	131	63	4	—	198
Total Current Assets	132	3,771	780	(47)	4,636
Net Property, Plant and Equipment	—	4,886	359	—	5,245
Investment in Subsidiaries	5,041	(200)	159	(5,000)	—
Long-Term Receivables from Affiliates	1,846	—	—	(1,846)	—
Other Noncurrent Assets, Net	47	724	160	(110)	821
Total Assets	$7,066	$9,181	$1,458	$(7,003)	$10,702
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,046	$166	$—	$2,213
Other current liabilities	163	487	18	—	668
Short-term payables to affiliates	—	47	—	(47)	—
Total Current Liabilities	164	2,580	184	(47)	2,881
Long-Term Payables to Affiliates	—	1,667	179	(1,846)	—
Deferred Income Taxes	850	—	—	—	850
Other Noncurrent Liabilities	475	172	—	—	647
Debt	1,326	17	354	(110)	1,587
Equity-Tesoro Corporation	4,251	4,745	255	(5,000)	4,251
Equity-Noncontrolling interest	—	—	486	—	486
Total Liabilities and Equity	$7,066	$9,181	$1,458	$(7,003)	$10,702

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$—	$135	$112	$—	$247
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(115)	(10)	—	(125)
Proceeds from asset sales	—	—	2	—	2
Advance payments made for acquisition	—	(27)	—	—	(27)
Intercompany notes, net	(91)	—	—	91	—
Net cash used in investing activities	(91)	(142)	(8)	91	(150)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Dividend payments	(28)	—	—	—	(28)
Proceeds from stock options exercised	32	—	—	—	32
Distributions to noncontrolling interest	—	—	(14)	—	(14)
Purchases of common stock	(135)	—	—	—	(135)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	392	—	392
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	273	(182)	(91)	—
Borrowings from general partner	230	—	(230)	—	—
Distributions to TLLP unitholders and general partner	3	4	(7)	—	—
Financing costs and other	(11)	—	(3)	—	(14)
Net cash from (used in) financing activities	91	280	(44)	(91)	236
INCREASE IN CASH AND CASH EQUIVALENTS	—	273	60	—	333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,517	$455	$—	$1,972

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$13	$(12)	$(16)	$—	$(15)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	—	(107)	(4)	—	(111)
Acquisitions	—	(37)	—	—	(37)
Intercompany notes, net	(20)	—	—	20	—
Net cash used in investing activities	(20)	(144)	(4)	20	(148)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	85	—	85
Repayments on revolving credit agreements	—	—	(112)	—	(112)
Proceeds from stock options exercised	14	—	—	—	14
Distributions to noncontrolling interest	—	—	(6)	—	(6)
Purchases of common stock	(10)	—	—	—	(10)
Excess tax benefits from stock-based compensation arrangements	—	3	—	—	3
Net intercompany borrowings (repayments)	—	6	14	(20)	—
Distributions to TLLP unitholders and general partner	3	3	(6)	—	—
Financing costs and other	—	—	(1)	—	(1)
Net cash from (used in) financing activities	7	12	(26)	(20)	(27)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(144)	(46)	—	(190)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$661	$49	$—	$710

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on pages 49-50 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our goals were focused on these strategic priorities and we accomplished the following in the first quarter of 2013:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth
Decreased manufacturing costs by $0.11 per barrel compared to the first three months of 2012. Adjusting for constant natural gas prices, the decrease was $0.26 per barrel	●
Leveraged our logistics operations to strategically source lower cost crude oil		●
Purchased 2.6 million shares of common stock under our share repurchase programs			●
Amended the Tesoro Logistics LP (“TLLP”) Revolving Credit Facility, which increased the capacity up to $500 million to support logistics growth			●	●
TLLP closed an equity offering of 9,775,000 common units, which generated net proceeds of approximately $392 million			●	●
Secured financing for upcoming acquisition of BP’s integrated Southern California refining and marketing business by entering into a term loan credit facility and amending the Tesoro Corporation Revolving Credit Facility
			●	●

Tesoro Logistics LP

Tesoro Logistics LP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of March 31, 2013, TLLP’s assets consisted of a crude oil gathering system in the Williston Basin and terminalling, transportation and storage assets in the midwestern and western United States, including refined products and marine terminals, a rail car unloading facility, a crude oil and refined products storage facility and transportation pipelines.

On January 14, 2013, TLLP closed an equity offering (“TLLP Equity Issuance”) of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million and are expected to be used to fund a portion of the planned acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”), discussed below. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Effective January 4, 2013, TLLP amended and restated its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”), to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

We held an approximate 38% interest in TLLP at March 31, 2013, including a 2% interest in the general partner. This interest includes 1,283,915 common units, 15,254,890 subordinated units and 929,086 general partner units.

Acquisitions and Dispositions

Hawaii Operations

On April 30, 2013, we ceased refining operations at our Hawaii refinery and began to make adjustments to accommodate product imports, terminalling and distribution. We will maintain the existing distribution system to support marketing operations and fulfill supply commitments while continuing to offer the Hawaii operations for sale.

Northwest Products System Acquisition

In December 2012, TLLP executed definitive agreements to purchase Chevron’s Northwest Products System for a total purchase price of $400 million. On March 28, 2013, TLLP and Chevron amended these agreements to extend the final closing date, which is the date that either party can terminate the agreements without defaulting under the terms of the agreements, from April 1, 2013 to June 1, 2013. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2013. TLLP paid a deposit of $40 million upon execution of the purchase agreements, which may be retained by Chevron upon certain contract termination events.

The Northwest Products System consists of a 760-mile Federal Energy Regulatory Commission regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a five-mile jet fuel pipeline to the Salt Lake City International Airport. The common carrier pipeline is the primary supply source of refined products to southern Idaho and is a major supplier of refined products to eastern Washington. The Northwest Products System also includes certain assets of the Northwest Terminalling Company consisting of the Boise and Pocatello, Idaho and Pasco, Washington refined products terminals. Under the terms of the purchase and sale agreements, TLLP will assume environmental liabilities related to the Northwest Products System. TLLP is evaluating the environmental liabilities existing at the time the purchase and sale agreements were executed. In addition, TLLP is evaluating the impact associated with a leak that Chevron identified on a diesel pipeline in March 2013.

Carson Acquisition

In August 2012, we entered into a purchase and sale agreement with BP West Coast Products, LLC and certain other sellers to purchase BP’s integrated Southern California refining and marketing business (the “Carson Acquisition”). The purchase price is $1.175 billion, plus the value of inventories at the time of closing. The inventory value announced in August 2012 was estimated at $1.3 billion. This acquisition, which is subject to customary closing conditions and will require approval from the Federal Trade Commission and the California Attorney General, is expected to close before mid-2013. We expect to realize significant operational synergies through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

Upon the closing of the Carson Acquisition, the sellers have agreed, subject to certain limitations, to retain certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We have agreed to assume certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the sellers entered into with governmental and non-governmental entities prior to closing. Under the purchase and sale agreement, we have agreed to assume certain environmental liabilities, primarily remediation obligations. While these liabilities will likely be significant, we do not believe that they will have a material impact on our financial position, results of operations or liquidity. See Note C to our condensed consolidated financial statements in Item 1 for additional information regarding the acquisition.

We intend to offer TLLP the integrated logistics system to be acquired in the Carson Acquisition in multiple transactions during the first twelve months following the closing of the Carson Acquisition, with a goal for the first transaction to coincide with the closing of the Carson Acquisition. The integrated logistics system includes three marine terminals, four land storage terminals, four product marketing terminals and over one hundred miles of pipelines (including connected access to the Los Angeles International Airport).

Joint Venture

Effective April 22, 2013, we entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies and Port Commissioners. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast. Tesoro expects its portion of the initial investment in the project will be between $37 million and $50 million. The facility, which is expected to be operational in 2014, will be designed to handle an estimated initial volume of 120 thousand barrels per day (“Mbpd”) with potential near-term expansion capability to 280 Mbpd. The terminal is designed to accommodate various grades of North American crude oil. Tesoro is in the process of developing commercial agreements and an administrative service agreement related to the joint venture and intends to commit to the first 60 Mbpd of throughput at the facility. We do not expect that this commitment will have a material impact on our financial position, results of operations or liquidity.

As part of this strategy to deliver cost-advantaged North American crude oil to the West Coast, we have ordered additional rail cars with an expected mid-2014 delivery. In addition, we expect to have adequate U.S.-flag marine capabilities to execute the strategy.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil costs are set by the market and are outside of the control of independent refiners.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/bbl)

Average West Coast Benchmark
Product Differentials to ANS ($/bbl)
Average Mid-Continent benchmark gasoline margins and diesel fuel margins were up approximately 31% and 28% as compared to the first quarter of 2012, respectively. Average U.S. West Coast benchmark diesel fuel margins were up approximately 20% in first quarter of 2013, as compared to first quarter of 2012, while average U.S. West Coast benchmark gasoline margins remained flat in the first quarter of 2013 compared to the prior year.

Average Crude Oil Prices ($/bbl)

Our Mid-Continent and Pacific Northwest refineries continue to benefit from processing crude oil from inland U.S. and Canada, much of which is priced off West Texas Intermediate (“WTI”) crude oil. This benefit is a result of a discount on the price of this crude oil processed at our Mid-Continent and Pacific Northwest refineries compared to crude oil processed at our California and Mid-Pacific refineries, many of which are priced off Brent crude oil (“Brent”). During 2009 and 2010, the price of WTI crude oil was priced within $4 dollars of Brent, but beginning in 2011, WTI has priced at a significant discount to Brent.

The WTI discount to Brent averaged over $18 during the first quarter of 2013, compared to approximately $16 per barrel during the first quarter of 2012.  We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Canadian Light Sweet and Bakken crude oil and our Utah refinery with light sweet crude oil from Wyoming and Montana as well as Uinta Basin waxy crude oil. In the first quarter of 2013, the average discount of Bakken crude oil to WTI narrowed to under $2 per barrel, compared to an average discount of nearly $12 per barrel the first quarter of 2012. The average discount of Canadian Light Sweet crude oil to WTI decreased more than $8 per barrel during the first quarter of 2013 compared to the first quarter of 2012.

Our California refineries run a significant amount of South American heavy crude oil and San Joaquin Valley Heavy (“SJVH”), which continued to be priced at a discount to Brent during the first quarter of 2013. During the first quarter of 2013, we supplied our Alaska refinery primarily with Alaska North Slope crude oil (“ANS”).

Product Supply and Demand Factors

There are long-term factors, in addition to current market conditions, that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the Energy Independence and Security Act;

•	various regulations of greenhouse gas emissions from stationary and mobile sources pursuant to the Federal Clean Air Act and California statute;

•	potential enactment of federal climate change legislation; and

•	possible promulgation of national regulations relative to gasoline composition and ozone standards under the Federal Clean Air Act.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2013, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

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

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include consolidated earnings before interest, income taxes, depreciation and amortization expenses (“Adjusted EBITDA”). We define Adjusted EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, before depreciation and amortization expense, net interest and financing costs, income taxes and interest income.

We present Adjusted EBITDA because we believe some investors and analysts use Adjusted EBITDA to help analyze our cash flows including our ability to satisfy principal and interest obligations with respect to our indebtedness and use cash for other purposes, including capital expenditures. Adjusted EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance and by management for internal analysis. Adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. Adjusted EBITDA has important limitations as an analytical tool, because it excludes some, but not all, items that affect net income and net cash from operating activities.

Summary

	Three Months Ended March 31,

	2013	2012
	(In millions, except per share amounts)
Revenues	$8,156	$7,820
Costs and Expenses:
Cost of sales	7,335	7,168
Operating expenses	400	347
Selling, general and administrative expenses	115	62
Depreciation and amortization expense	106	103
Loss on asset disposals and impairments	8	6
Operating Income	192	134
Interest and financing costs, net	(30)	(36)
Interest income	1	1
Other expense, net	(1)	—
Earnings Before Income Taxes	162	99
Income tax expense	58	37
Net Earnings	104	62
Less: Net earnings attributable to noncontrolling interest	11	6
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$93	$56
Net Earnings Per Share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.39

	Three Months Ended March 31,

	2013	2012
	(In millions)
Reconciliation of Net Earnings to Adjusted EBITDA
Net earnings attributable to Tesoro Corporation	$93	$56
Net earnings attributable to noncontrolling interest	11	6
Depreciation and amortization expense	106	103
Income tax expense	58	37
Interest and financing costs, net	30	36
Interest income	(1)	(1)
Adjusted EBITDA (a)	$297	$237

Reconciliation of Cash Flows from (used in) Operating Activities to Adjusted EBITDA
Net cash from (used in) operating activities	$247	$(15)
Deferred charges	159	126
Changes in assets and liabilities	(125)	102
Income tax expense	58	37
Stock-based compensation expense	(52)	(21)
Interest and financing costs, net	30	36
Deferred income taxes	(14)	(24)
Loss on asset disposals and impairments	(8)	(6)
Other	2	2
Adjusted EBITDA (a)	$297	$237
________________

(a)	For a definition of Adjusted EBITDA, see discussion above.

Our net earnings were $93 million ($0.67 per diluted share) for the three months ended March 31, 2013 (“2013 Quarter”), compared with net earnings of $56 million ($0.39 per diluted share) for the three months ended March 31, 2012 (“2012 Quarter”). The increase in net earnings of $37 million during the 2013 Quarter was primarily due to the following:

•
an increase in gross refining margins of $128 million driven by a strong margin environment and feedstock advantages, in part due to the ability to transport cost-advantaged Bakken crude oil to our Washington refinery via the Anacortes rail facility, during the 2013 Quarter;

•
higher throughput, primarily in our California region during the 2013 Quarter as a result of a scheduled turnaround at our Martinez refinery during the 2012 Quarter and in the Mid-Continent region as a result of the North Dakota refinery expansion completed in 2012;

•
improved estimated marketing integration by 5% from the 2012 Quarter to 74%, or 78% excluding Hawaii, in the 2013 Quarter primarily due to the higher average station count.  Estimated marketing integration represents the amount of gasoline production that is sold into our retail segment as well as to wholesale customers with contract terms greater than two years; and

•	a $21 million increase in retail segment operating income during the 2013 Quarter as a result of an 18% increase in fuel sales volumes and improved market conditions during 2013.

The increase in net earnings during the 2013 Quarter relative to the 2012 Quarter was partially offset by the following:

•
a $33 million increase in refining manufacturing costs and operating expenses during the 2013 Quarter, primarily driven by higher throughput, increased energy costs and additional environmental expense during the 2013 Quarter;

•
a $38 million increase in stock and incentive-based compensation expense. The increase in stock-based compensation expense primarily resulted from a significant increase in Tesoro’s stock price during the 2013 Quarter as compared to the 2012 Quarter; and

•	transaction costs of $14 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Quarter.

Refining Segment

	Three Months Ended March 31,

	2013	2012
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (a)	$7,536	$7,562
Crude oil resales and other (b)	475	156
Total Revenues	$8,011	$7,718
Throughput (Mbpd)
Heavy crude (c)	204	142
Light crude	340	358
Other feedstocks	35	29
Total Throughput (d)	579	529
% Heavy Crude Oil of Total Refining Throughput (c)	35%	27%
Yield (Mbpd)
Gasoline and gasoline blendstocks	274	253
Jet fuel	86	83
Diesel fuel	131	105
Heavy fuel oils, residual products, internally produced fuel and other	122	114
Total Yield	613	555
Gross refining margin ($/throughput barrel) (e)	$13.68	$12.15
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (e)	$4.86	$4.97
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices which approximate market of $1.5 billion and $1.3 billion for the three months ended March 31, 2013 and 2012, respectively.

(b)	Crude oil resales and other includes third-party revenues earned by TLLP.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(d)
We had reduced throughput due to scheduled turnarounds at our Washington refinery during the 2013 first quarter and at our Martinez refinery during the 2012 first quarter. We had higher throughput at our North Dakota refinery during the 2013 first quarter as a result of the refinery expansion completed in 2012.

(e)
Management uses various measures to evaluate performance and efficiency and to compare profitability to other companies in the industry, including gross refining margin per barrel, manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel and refined product sales margin per barrel.

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

•
Management uses refined product sales margin per barrel to evaluate the profitability of manufactured and purchased refined product sales. There are a variety of ways to calculate refined product sales margin per barrel; different companies may calculate it in different ways. We calculate refined product sales margin per barrel by calculating an average refined product sales price per barrel and an average refined product cost of sales per barrel, which are calculated by dividing refined product sales or refined product cost of sales by total refining throughput. The average refined product cost of sales per barrel is subtracted from the average refined product sales price per barrel.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Refining Segment

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions, except per barrel amounts)
Segment Operating Income
Gross refining margin (f)	$713	$585
Expenses
Manufacturing costs	253	239
Other operating expenses	71	52
Selling, general and administrative expenses	10	9
Depreciation and amortization expense	92	91
Loss on asset disposals and impairments	4	3
Segment Operating Income	$283	$191
Refined Product Sales (Mbpd) (g)
Gasoline and gasoline blendstocks	337	342
Jet fuel	100	94
Diesel fuel	146	131
Heavy fuel oils, residual products and other	96	90
Total Refined Product Sales	679	657
Refined Product Sales Margin ($/barrel) (e) (g)
Average sales price	$121.92	$127.11
Average costs of sales	111.29	117.75
Refined Product Sales Margin	$10.63	$9.36
________________
See page 36 for footnote (e) to this table.

(f)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $2 million and a decrease of $1 million for the three months ended March 31, 2013 and 2012, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended March 31,

	2013	2012
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Wilmington)
Refining throughput (Mbpd) (d)	257	189
Gross refining margin	$271	$138
Gross refining margin ($/throughput barrel) (e)	$11.73	$7.98
Manufacturing cost before depreciation and amortization expense (e) ($/throughput barrel)	$6.04	$7.34
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd) (d)	130	155
Gross refining margin	$155	$183
Gross refining margin ($/throughput barrel) (e)	$13.33	$12.96
Manufacturing cost before depreciation and amortization expense (e) ($/throughput barrel)	$4.73	$3.83
Mid-Pacific (Hawaii)
Refining throughput (Mbpd)	67	67
Gross refining margin	$28	$13
Gross refining margin ($/throughput barrel) (e)	$4.60	$2.07
Manufacturing cost before depreciation and amortization expense (e) ($/throughput barrel)	$3.02	$3.51
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd) (d)	125	118
Gross refining margin	$257	$252
Gross refining margin ($/throughput barrel) (e)	$22.73	$23.51
Manufacturing cost before depreciation and amortization expense (e) ($/throughput barrel)	$3.54	$3.47
________________
See page 36 for footnotes (d) and (e) to this table.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Overview. Operating income for our refining segment increased by $92 million, or 48%, to $283 million during the 2013 Quarter as compared to the 2012 Quarter as a result of higher gross margins which were partially offset by increases in manufacturing costs and other operating expenses during the 2013 Quarter.

Gross Refining Margins. Our gross refining margin per barrel increased by $1.53 per barrel, or 13%, to $13.68 per barrel in the 2013 Quarter as compared to the 2012 Quarter. This increase is a result of lower crude oil costs for our California and Pacific Northwest refineries, which contributed to strong refining margins for these regions in the 2013 Quarter.

Total gross margin increased $128 million, or 22%, to $713 million in the 2013 Quarter as compared to the 2012 Quarter. The increase is driven by improved industry margins and higher refinery utilization during the 2013 Quarter. Strong industry margins in the Mid-Continent and West Coast combined with high reliability at our refineries in those regions allowed us to capture attractive market conditions. Total refinery utilization at our refineries was 86% in the 2013 Quarter as compared to 80% in the 2012 Quarter. Additionally, a decrease in prices for South American heavy crude oil processed in our California refineries, combined with increased throughput, resulted in a $133 million increase in gross refining margins from our California refineries. The discount of Bakken crude oil to WTI narrowed during the 2013 Quarter, however, the increase in throughput in the Mid-Continent positively impacted gross margin for that region. Additionally, we were able to transport cost-advantaged Bakken crude oil to our Washington refinery via the Anacortes rail facility.

Refining Throughput. Total refining throughput increased 50 Mbpd, or 9%, to 579 Mbpd during the 2013 Quarter as compared to the 2012 Quarter. The increase is primarily a result of higher throughput in the California region during the 2013 Quarter attributable to lower rates at our Martinez refinery in the 2012 Quarter due to scheduled turnaround activity. We also benefited from increased throughput at our North Dakota refinery in the 2013 Quarter as a result of the refinery expansion completed in 2012. The increase was partially offset by lower throughput at our Pacific Northwest refineries during the 2013 Quarter caused by a scheduled turnaround at our Washington refinery.

Refined Products Sales. Revenues from sales of refined products decreased $26 million to $7.5 billion in the 2013 Quarter as compared to the 2012 Quarter, primarily due to lower average product sales prices partially offset by increased refined product sales volumes. Average product sales prices decreased $5.19 per barrel, or 4%, to $121.92 per barrel in the 2013 Quarter as compared to the 2012 Quarter. Total refined product sales increased by 22 Mbpd, or 3%, to 679 Mbpd in the 2013 Quarter as compared to the 2012 Quarter. Refined product sales volumes were supported by increased demand for diesel fuel and gasoline and benefited from an increase in refining and marketing integration driven by the acquisition and transition of additional retail sites in the first, second and third quarters of 2012.

Costs of Sales and Expenses. Our average costs of sales decreased by $6.46 per barrel to $111.29 per barrel during the 2013 Quarter compared to the 2012 Quarter, reflecting decreases in crude oil prices. Manufacturing and other operating expenses increased by $33 million to $324 million in the 2013 Quarter as compared to the 2012 Quarter primarily as a result of higher throughput during the 2013 Quarter. Additionally, manufacturing costs were negatively impacted by an increase in energy costs, as a result of higher energy prices, and increased throughput in the 2013 Quarter. Other operating expenses were impacted by additional environmental expense in the 2013 Quarter.

Retail Segment

	Three Months Ended March 31,

	2013	2012
	(Dollars in millions, except per gallon amounts)
Revenues
Fuel	$1,554	$1,306
Merchandise and other	57	55
Total Revenues	$1,611	$1,361
Fuel Sales (millions of gallons)	449	379
Fuel Margin ($/gallon) (a)	$0.20	$0.12
Merchandise Margin	$13	$12
Merchandise Margin (percent of revenues)	26%	25%
Average Number of Stations (during the period)
Company-operated (b)	595	413
Branded jobber/dealer	811	794
Total Average Retail Stations	1,406	1,207
Segment Operating Income (Loss)
Gross Margins
Fuel (a) (b)	$89	$47
Merchandise and other non-fuel	19	19
Total Gross Margins	108	66
Expenses
Operating expenses	76	54
Selling, general and administrative expenses	5	4
Depreciation and amortization expense	9	10
Loss on asset disposals and impairments	1	2
Segment Operating Income (Loss)	$17	$(4)
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

(b)
Reflects the transition of 174 retail stations from Thrifty Oil Co. during the second and third quarters of 2012 and acquisition of 49 retail stations from SUPERVALU, Inc. during the first quarter of 2012.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Operating Income. Operating income for our retail segment increased $21 million to $17 million during the 2013 Quarter as compared to the 2012 Quarter as a result of higher total gross margins partially offset by an increase in operating expenses in the 2013 Quarter. Gross margin increased $42 million, or 64%, to $108 million during the 2013 Quarter as compared to the 2012 Quarter, driven by an increase in fuel sales volumes reflecting higher average station count from the acquisition and transition of additional retail stations in the first, second and third quarters of 2012. These fuel sales volumes increased 70 million gallons, or 18%, during the 2013 Quarter as compared to the 2012 Quarter. Retail fuel margin per gallon increased 67% to $0.20 per gallon during the 2013 Quarter. Merchandise and other non-fuel gross margin remained flat at $19 million during the 2013 and 2012 Quarters.

Fuel sales revenues increased $248 million, or 19%, to $1.6 billion in the 2013 Quarter as compared to $1.3 billion in the 2012 Quarter, reflecting increased fuel sales volumes primarily driven by higher average station count during the 2013 Quarter. Operating expenses increased $22 million, or 41%, to $76 million in the 2013 Quarter as compared to $54 million in the 2012 Quarter. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during the first, second and third quarters of 2012. Our other expenses remained relatively consistent as compared to the 2012 Quarter.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $53 million, or 85%, to $115 million in the 2013 Quarter from $62 million in the 2012 Quarter. The increase was primarily attributable to higher stock-based compensation expense, which increased by $31 million, of which $27 million is attributable to stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 33% during the 2013 Quarter compared to a 15% increase during the 2012 Quarter. Additionally, we incurred transaction costs of approximately $14 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Quarter.

Interest and Financing Costs, Net. Interest and financing costs decreased $6 million, or 17%, to $30 million in the 2013 Quarter from $36 million during the 2012 Quarter, primarily driven by a reduction in interest rates on our outstanding long-term debt, which we refinanced in the second half of 2012. In addition, we did not incur any interest expense related to short-term borrowings, as there were no borrowings outstanding under the revolving credit facilities during the 2013 Quarter.

Income Tax Provision. Our income tax expense totaled $58 million in the 2013 Quarter versus $37 million in the 2012 Quarter. The combined federal and state effective income tax rate was 36% and 37% during the 2013 Quarter and the 2012 Quarter, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on pages 49-50 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

We expect to close the Carson Acquisition during the second quarter of 2013 and intend to fund the purchase with a combination of cash and debt, including borrowings under the Tesoro Corporation Revolving Credit Facility (“Revolving Credit Facility”) and a $500 million term loan credit facility. Additionally, we amended our Revolving Credit Facility to allow for an increase in the capacity to $3.0 billion just prior to closing the Carson Acquisition. We intend to offer TLLP the integrated logistics system to be acquired in the Carson Acquisition in multiple transactions during the first twelve months following the closing of the Carson Acquisition, with a goal for the first transaction to coincide with the closing of the Carson Acquisition.

Capitalization

Our capital structure at March 31, 2013, was comprised of the following (in millions):

Debt, including current maturities:	March 31, 2013
Tesoro Corporation Revolving Credit Facility	$—
TLLP Revolving Credit Facility	—
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $9 million)	291
5.875% TLLP Senior Notes due 2020	350
5.375% Senior Notes due 2022	475
Capital lease obligations and other	27
Total Debt	1,593
Stockholders’ Equity	5,104
Total Capitalization	$6,697

At March 31, 2013, our debt to capitalization ratio had decreased to 24% as compared to 25% at December 31, 2012, primarily caused by an increase in equity as result of net proceeds from the issuance of TLLP common units of approximately $392 million and $104 million in net earnings during the three months ended March 31, 2013.

Our total debt to capitalization excluding TLLP was 23% at March 31, 2013 and December 31, 2012, which excludes TLLP total debt of $358 million and $354 million and noncontrolling interest of $881 million and $486 million at March 31, 2013 and December 31, 2012, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

Our Revolving Credit Facility and senior notes each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary repayments of subordinate debt. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the first quarter of 2013 with $2.0 billion of cash and cash equivalents and no borrowings under the Tesoro Corporation Revolving Credit Facility or the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements and to fund the expected acquisitions. We had available capacity under our credit agreements as follows at March 31, 2013 (in millions):

	Total Capacity (a)	Amount Borrowed as of March 31, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (b)	$1,850	$—	$807	$1,043	January 4, 2018
TLLP Revolving Credit Facility	500	—	—	500	December 31, 2017
Letter of Credit Facilities	1,146	—	514	632
Total credit agreements	$3,496	$—	$1,321	$2,175
________________

(a)
During the first quarter of 2013, we entered into a term loan credit facility and amended our Revolving Credit Facility and the TLLP Revolving Credit Facility. Just prior to closing the Carson Acquisition, the term loan credit facility will provide for $500 million of borrowing capacity and the amended Revolving Credit Facility will provide an increase in the capacity to $3.0 billion. In addition, the TLLP Revolving Credit Facility allows for an increased capacity of up to $650 million, subject to receiving increased commitments from the lenders.

(b)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of March 31, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($1.85 billion) (c)	0.20%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($500 million) (d)	0.20%	2.00%	3.25%	1.00%	0.375%
________________

(c)
We can elect the interest rate to apply to the Revolving Credit Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based on the Revolving Credit Facility’s credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate. We also incur commitment fees for the unused portion of the Revolving Credit Facility at an annual rate.

(d)
TLLP can elect the interest rate to apply to the TLLP Revolving Credit Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus, the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit Facility at an annual rate.

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which allows the capacity of our Revolving Credit Facility to be increased to an aggregate of $3.0 billion, just prior to closing the Carson Acquisition (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date.

There were no changes to the Revolving Credit Facility covenants during the three months ended March 31, 2013. We were in compliance with our debt covenants as of and for the three months ended March 31, 2013.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility, to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

There were no changes to the TLLP Revolving Credit Facility covenants during the three months ended March 31, 2013. TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the three months ended March 31, 2013. Additionally, we do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions.

Term Loan Credit Facility

Effective January 28, 2013, we entered into a term loan credit facility agreement (the “Term Loan Facility”), which allows us to borrow up to an aggregate of $500 million on or prior to August 9, 2013. The obligations under the Term Loan Facility will be secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” that will be acquired by Tesoro in the Carson Acquisition and junior liens on certain assets.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility will be subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on the maturity date. As of March 31, 2013, we had no borrowings on the Term Loan Facility.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (the “Board”), management is permitted to purchase Tesoro common stock at its discretion in the open market. During the first quarter of 2013, we purchased 2.0 million shares of our common stock for $99 million. During April 2013, we purchased approximately $45 million of shares, bringing total purchases to nearly $245 million or about 50% of the authorized purchases under this program. We expect to purchase the remainder of the authorized shares under this program by the end of 2013. In addition, we spent $36 million during the first quarter through the purchase of over 0.6 million shares under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

Cash Dividends

On February 5, 2013, our Board declared a quarterly cash dividend on common stock of $0.20 per share, which resulted in a cash payment of $28 million during the three months ended March 31, 2013. On May 1, 2013, our Board declared a cash dividend of $0.20 per share, payable on June 14, 2013 to shareholders of record on May 31, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2013	2012
Cash Flows From (Used in):
Operating activities	$247	$(15)
Investing activities	(150)	(148)
Financing activities	236	(27)
Increase (Decrease) in Cash and Cash Equivalents	$333	$(190)

Net cash from operating activities during the 2013 Quarter totaled $247 million, as compared to net cash used in operating activities of $15 million in the 2012 Quarter. The increase in net cash from operating activities of $262 million was primarily due to changes in working capital, higher non-cash stock compensation expense and increased earnings in the 2013 Quarter as compared to the 2012 Quarter. Net cash used in investing activities increased $2 million to $150 million in the 2013 Quarter as compared to $148 million in the 2012 Quarter, primarily due to higher capital expenditures during the 2013 Quarter. Other cash used in investing activities included $37 million, primarily related to the acquisition of 49 retail stations, in the 2012 Quarter and additional advance payments of $27 million related to the Carson Acquisition in the 2013 Quarter. Net cash from financing activities during the 2013 Quarter totaled $236 million as compared to net cash used in financing activities of $27 million in the 2012 Quarter. This increase of $263 million is primarily attributable to net proceeds from the issuance of TLLP common units of approximately $392 million during the 2013 Quarter, which TLLP plans to use to fund a portion of the expected acquisition of Chevron’s Northwest Products System. This inflow was partially offset by a $125 million increase in purchases of common stock under our share repurchase programs during the 2013 Quarter as compared to the 2012 Quarter.

Working capital (excluding cash) decreased $169 million in the 2013 Quarter, primarily related to timing of payments on our crude oil and refined products purchases, which caused accounts payable to increase by $369 million. At March 31, 2013, we had several significant purchases for which we had taken title of the inventory and payment was not due until April 2013; the majority of the purchases for which we had taken title of the inventory at December 31, 2012 had been paid by year-end. An increase in accounts receivable of $145 million partially offset the increase in accounts payable. The increase in accounts receivable was primarily attributable to timing of customer payments.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

	Total Project Expected Capital Expenditures (a)	Actual 2013 Quarter Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2013 (a)	Expected In-service Date
OPERATING SEGMENTS
REFINING
Utah Refinery Expansion project (c)	$180	$26	$65	2013-2014
Utah Refinery Power reliability improvement project (d)	40	4	10	2014
Martinez Refinery Avon marine wharf upgrades (e)	125	2	—	2016
North Dakota Refinery diesel desulfurizing unit (f)	35	9	15	2013
Port of Vancouver rail unloading and marine loading facility (g)	37-50	—	10	2014

RETAIL
Thrifty rebranding (h)	30	—	—	2014
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2013 Quarter actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd and is expected to be completed in 2 phases.

(d)	The power reliability improvement project is designed to upgrade the Utah refinery’s electrical infrastructure. In addition, the upgrade will support the refinery expansion project.

(e)
The capital improvements to our Avon marine wharf facility involve replacing the dock structures and fire protection equipment. The upgraded facility will allow us to increase our ability to move products from our Martinez refinery, thus supporting higher utilization of our refining assets.

(f)	The expansion of the diesel desulfurization unit is expected to increase capacity of the unit from 17 Mbpd to 22 Mbpd and improve diesel fuel yield at the North Dakota refinery.

(g)
We entered into a joint venture with Savage Companies to construct, own and operate a 120 Mbpd unit train unloading and marine loading terminal at the Port of Vancouver, Washington. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast.

(h)
Involves the rebranding of retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates. We transitioned 174 of these stations during 2012 with the remaining stations to be phased in during 2014.

Capital expenditures during the 2013 Quarter were $119 million. Total 2013 expected capital expenditures are approximately $560 million, which increased from $530 million primarily due to additional TLLP growth projects and the Port of Vancouver Rail unloading and marine loading facility discussed above. Our total 2013 expected capital expenditures include $90 million related to TLLP, of which $80 million remains for project spending in 2013. Our 2013 Quarter and full-year expected capital expenditure amounts are comprised of the following project categories:

	Percent of 2013 Quarter Capital Expenditures	Percent of 2013 Expected Capital Expenditures
Project Category
Regulatory	14%	20%
Sustaining	34%	25%
Income Improvement	52%	55%

Deferred Expenditures Including Turnarounds

We spent $134 million during the 2013 Quarter for deferred expenditures, including $132 million for turnarounds. Spending during the 2013 Quarter was primarily related to turnarounds at our Wilmington and Washington refineries. During the remainder of 2013, we expect to spend approximately $180 million, primarily at our Martinez, Washington and Utah refineries.

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

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines and currently and previously owned or operated terminal and retail station properties. The impact of these legislative and regulatory developments, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have a material adverse impact on our consolidated financial position, results of operations or liquidity.

In 2009, the Environmental Protection Agency (“EPA”) proposed regulating greenhouse gas emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of greenhouse gas emissions from light trucks and cars and could reduce the demand for our manufactured transportation fuels. In addition, other finalized regulations include permitting requirements for stationary sources that emit greenhouse gases above a certain threshold. The resulting permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict its impact on our financial position, results of operations or liquidity.

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of blending renewable fuels obtained from third parties and purchases of Renewable Identification Numbers (“RINs”) in the open market that are generated by third parties. We do not believe that expense related to the purchases of RINs will be material to our results of operations for 2013. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this legislation, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a court ruled the LCFS unconstitutional. CARB has appealed the decision. In April 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court’s preliminary injunction of CARB’s enforcement of the standard pending the appeal. We cannot predict the ultimate outcome of the court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict its impact on our financial position, results of operations or liquidity.

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

Our accruals for environmental expenditures totaled $86 million at both March 31, 2013 and December 31, 2012. These accruals include $54 million at both March 31, 2013 and December 31, 2012, related to environmental liabilities for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $54 million accrued, approximately $44 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance and property damage insurance claims under these policies related to down time from this incident. Certain business interruption claims remain open as of March 31, 2013.

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

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in two remaining lawsuits alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiffs in the remaining cases, all in California, are municipalities and governmental authorities. The plaintiffs allege, in part, that the defendants are liable for manufacturing or distributing a defective product. The suits generally seek individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against these claims. While we cannot currently estimate the final amount or timing of the resolution of these matters, we have established an accrual for them and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron is asserting that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagree with the trial court and have appealed the decision to the Alaska Supreme Court in which the proceeding is now pending. We have established an accrual for this matter and its resolution will not have a material impact on our financial position, results of operations or liquidity.

Environmental

In October 2012, certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the “real party in interest” and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

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

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	changes in the carrying costs of our inventory;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•	changes in the timing of TLLP’s acquisition from Chevron Pipe Line Company and Northwest Terminalling Company, or the value of and benefits derived from the assets TLLP intends to acquire;

•	risks related to labor relations and workplace safety; and

•	political developments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We have established a risk committee comprised of senior level leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks. Our financial, strategic, governance and operational risks’ subject matter experts participate in this annual assessment. The risk committee and other groups in the organization assess the status and effectiveness of risk prevention and mitigation activities, identify emerging risks and facilitate management’s development of our risk assessment and management practices. In addition, the risk committee meets monthly to review priority risks, risk prevention and mitigation activities and the Company’s emerging risks. The risk committee presents a quarterly risk update to executive management. At least annually, the Board of Directors meets with the chair of our risk committee concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

The risk committee has a responsibility to assess and advise management on the system of controls the Company has put in place to ensure procedures are properly followed and accountability is present at the appropriate levels. The Company has put in place controls designed to:

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

Commodity Price Risks

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

Our earnings and cash flows from operations depend on the margin, relative to fixed and variable expenses (including the costs of crude oil and other feedstocks), at which we are able to sell our refined products. The prices of crude oil and refined products fluctuate substantially and depend on many factors including the global supply and demand for crude oil and refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. The prices we sell our refined products for are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

Prices for refined products are influenced by the price of crude oil. In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 597 thousand barrels per day, would change annualized pre-tax operating income by approximately $218 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 30 million barrels at both March 31, 2013 and December 31, 2012. The average cost of our refinery feedstocks and refined products at March 31, 2013, was approximately $51 per barrel compared to market prices of approximately $120 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels and to hedge crude oil held in connection with arbitrage opportunities where the price of crude oil is higher in the future than the current spot price. These derivative instruments typically involve options, exchange-traded futures, over-the-counter swaps and options and physical commodity forward purchase and sale contracts (“Forward Contracts”), which had remaining durations of less than two years as of March 31, 2013. Our hedging strategies are monitored daily.

We mark our derivative instruments to market and recognize the changes in their fair value in our statements of consolidated operations.

Net earnings during the first quarters of 2013 and 2012 included net losses of $28 million and $21 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

		Three Months Ended March 31,

	2013		2012
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	2	$6	4	$38
Realized loss on settled derivative positions	85	(25)	91	(67)
Unrealized gain (loss) on open net short derivative positions	1	(9)	3	8
Net Loss		$(28)		$(21)

Our open positions at March 31, 2013, will expire at various times primarily during 2013 and 2014. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of one million barrels at March 31, 2013, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $1 million.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a loss of $2 million and a gain of $1 million, related to these transactions for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had open Forward Contracts to purchase CAD $9 million and CAD $36 million that matured or will mature on April 25, 2013 and May 24, 2013. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in changes in our accretion expense related to our asset retirement obligations and pension and postretirement net periodic benefit expense over time.  The fair value of our debt was estimated primarily using quoted market prices.   The carrying value and fair value of our debt was approximately $1.6 billion and $1.7 billion, respectively at March 31, 2013 and December 31, 2012. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations.

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

During the quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material adverse impact on our consolidated financial position, results of operations or liquidity. The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2012.

On January 28, 2013, we received a notice of violation (“NOV”) from the Northwest Clean Air Agency alleging a violation of air quality regulations at our Washington refinery.  The allegation concerns the modification of a refinery heater in August 2011. While we are evaluating the allegation and cannot currently estimate the amount or timing of the resolution of this matter, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended March 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b) (c)
January 2013	853,600	$42.83	853,600	$364
February 2013	515,361	$53.34	515,361	$372
March 2013	1,224,108	$57.79	1,220,479	$301
Total	2,593,069		2,589,440	$301
________________

(a)	Includes 3,629 shares acquired from employees during the first quarter of 2013 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
Under a program approved by our Board of Directors in 2011, management is permitted to purchase additional shares of Tesoro common stock to offset the dilutive effect of awards granted under the annual incentive compensation program. The approximate dollar value of shares that may yet be purchased remaining at period end increased by $36 million during February 2013 as a result of the stock-based awards granted during that month, which authorized the purchase of those shares under the 2011 Long-Term Incentive Plan. During March 2013, we purchased the 615,759 shares of Tesoro common stock that were authorized under this program as a result of the February 2013 grant. The remaining 1,973,681 shares repurchased during the three months ended March 31, 2013 related to the share repurchase program described below.

(c)
In August 2012, our Board of Directors authorized a separate $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. We purchased approximately 2.0 million shares of our common stock for approximately $99 million during the three months ended March 31, 2013 under this share repurchase program.

ITEM 5.    OTHER INFORMATION

On May 1, 2013, the Compensation Committee of the Board of Directors approved an amendment and restatement of the Tesoro Corporation Executive Severance and Change in Control Plan (as amended and restated, the “Amended Plan”). The Amended Plan modifies the definition of bonus for all participants other than the Company's Chief Executive Officer (the “CEO”) for purposes of calculating the severance benefit following an involuntary termination without cause, changing it from target bonus to the average of the three actual bonuses paid under the Company's annual incentive program during the three-year period ending on the date of the participant's termination.

The Amended Plan further provides certain benefits to the CEO that were previously provided under the employment agreement between Gregory J. Goff, the Company's current CEO, and the Company, which agreement automatically expired by its terms on April 30, 2013. The benefits provided to the CEO in the event of an involuntary termination without cause or voluntary for good reason (as defined in the Amended Plan) include the following:

•
the definition of bonus for this purpose will be the greater of the highest annual bonus earned under the Company's annual incentive compensation program during the three-year period ending on the date of his termination of employment or $450,000;

•	until Mr. Goff becomes retirement eligible on May 1, 2015, he will be deemed vested under the Tesoro Corporation Amended and Restated Executive Security Plan; and

•	additional coverage will be provided under group health plans.

Further, the Amended Plan provides that in the absence of a Change-in-Control, the CEO will be entitled to receive a severance benefit upon a voluntary termination under the following circumstances:

•	a material adverse change in the governing body to which the CEO reports;

•
a material adverse change in the Compensation plans, programs or arrangements in which the CEO is entitled to participate (the “Compensation Plans”) other than a material adverse change in the Compensation Plans that adversely affects other similarly situated executives in a manner proportionate to the material adverse effect of such change on the Chief Executive Officer;

•	CEO's failure to be elected or reelected to the Board; or

•	the failure of any successor to the Company (whether direct or indirect and whether by merger, acquisition, consolidation or otherwise) to assume the obligations under the plan.

A separate death/disability benefit was added to the Amended Plan of one times base salary in the event of termination of employment due to the CEO's death or total disability as defined in the Amended Plan.

The foregoing description is qualified in its entirety by reference to the actual terms of the Amended Plan, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

*4.1
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022.

*4.2
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 9.750% Senior Notes due 2019.

*10.1	Amended and Restated Master Terminalling Services Agreement, dated as of February 22, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC.

*10.2	Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	May 3, 2013	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2013	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)